Form 10-Q
period 2008-06-30
First Savings Financial Group Inc
filed 2008-09-26
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-34155

First Savings Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Indiana	37-1567871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

501 East Lewis & Clark Parkway, Indiana	47129
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code 1-812-283-0724

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ☐	Accelerated Filer ☐

	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of September 22, 2008, there were no shares of the registrant’s common stock outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC.

EXPLANATORY NOTE

First Savings Financial Group, Inc. (the “Company”) filed a Registration Statement on Form S-1, as amended (“Registration Statement”) which was declared effective by the Securities and Exchange Commission on August 12, 2008. The Registration Statement includes unaudited financial statements for the interim period ended March 31, 2008. The Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended in order to file financial statements for the first quarter after the quarter period in the Registration Statement.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	September 30, 2007
	(In thousands)
ASSETS
Cash and due from banks	$5,342	$6,391
Interest-bearing deposits with banks	5,604	4,004

Total cash and cash equivalents	10,946	10,395
Securities available for sale, at fair value	9,545	8,260
Securities held to maturity	8,647	7,422
Loans, net	172,055	167,371
Federal Home Loan Bank stock, at cost	1,336	1,336
Premises and equipment	4,306	4,369
Foreclosed real estate	2,101	1,278
Accrued interest receivable:
Loans	779	900
Securities	140	182
Cash value of life insurance	3,706	596
Other assets	1,833	1,212

Total Assets	$215,394	$203,321

LIABILITIES
Deposits:
Noninterest-bearing	$8,950	$5,011
Interest-bearing	167,467	163,771

Total deposits	176,417	168,782
Advances from Federal Home Loan Bank	8,000	3,000
Accrued interest payable	187	175
Advance payments by borrowers for taxes and insurance	304	332
Accrued expenses and other liabilities	1,145	1,370

Total Liabilities	186,053	173,659

EQUITY
Retained earnings - substantially restricted	29,303	29,610
Accumulated other comprehensive income	38	52

Total Equity	29,341	29,662

Total Liabilities and Equity	$215,394	$203,321

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
INTEREST INCOME
Loans, including fees	$2,888	$2,910	$8,734	$8,768
Securities:
Taxable	204	167	475	476
Tax-exempt	14	14	42	40
Federal Home Loan Bank dividends	17	15	50	50
Interest-bearing deposits with banks	20	170	143	503

Total interest income	3,143	3,276	9,444	9,837
INTEREST EXPENSE
Deposits	1,402	1,576	4,404	4,667
Borrowed funds	68	—	162	—

	1,470	1,576	4,566	4,667

Net interest income	1,673	1,700	4,878	5,170

Provision for loan losses	333	222	1,536	642

Net interest income after provision for loan losses	1,340	1,478	3,342	4,528
NONINTEREST INCOME
Service charges on deposit accounts	128	130	379	376
Net gain on sales of mortgage loans	6	—	21	—
Other income	118	78	351	219

Total noninterest income	252	208	751	595

NONINTEREST EXPENSE
Compensation and benefits	808	701	2,299	2,221
Occupancy and equipment	204	183	597	547
Data processing	159	138	439	405
Advertising	37	50	96	130
Professional fees	67	38	177	105
Net loss on foreclosed real estate	4	14	118	76
Other operating expenses	282	224	983	813

Total noninterest expense	1,561	1,348	4,709	4,297

Income (loss) before income taxes	31	338	(616)	826

Income tax expense (benefit)	(10)	117	(309)	279

Net Income (Loss)	41	221	(307)	547
OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized loss on securities:
Unrealized holding losses arising during the period	(99)	(39)	(14)	(18)
Less: reclassification adjustment	—	—	—	—

Other comprehensive loss	(99)	(39)	(14)	(18)

Comprehensive Income (Loss)	$(58)	$182	$(321)	$529

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(307)	$547
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,536	642
Depreciation	219	202
Amortization of premiums and accretion of discounts on securities, net	22	6
Mortgage loans originated for sale	(1,858)	—
Proceeds on sale of mortgage loans	1,879	—
Gain on sale of mortgage loans	(21)	—
Net realized and unrealized (gain) loss on foreclosed real estate	56	(1)
Increase in cash value of life insurance	(110)	(31)
Deferred income taxes	(150)	13
Decrease in accrued interest receivable	163	59
Increase in accrued interest payable	12	26
Change in other assets and liabilities, net	(688)	(293)

Net Cash Provided By Operating Activities	753	1,170

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(6,377)	(2,311)
Proceeds from maturities of securities available for sale	5,000	—
Purchase of securities held to maturity	(6,040)	—
Proceeds from maturities of securities held to maturity	4,000	—
Principal collected on mortgage-backed securities	805	625
Principal collected on collateralized mortgage obligations	57	—
Proceeds on redemption of Federal Home Loan Bank stock	—	43
Net (increase) decrease in loans	(7,531)	3,101
Investment in cash surrender value of life insurance	(3,000)	—
Proceeds from sale of foreclosed real estate	432	546
Purchase of premises and equipment	(155)	(134)

Net Cash Provided by (Used In) Investing Activities	(12,809)	1,870

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	7,635	(3,135)
Net increase in advances from Federal Home Loan Bank	5,000	—
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(28)	69

Net Cash Provided By (Used In) Financing Activities	12,607	(3,066)

Net Increase (Decrease) in Cash and Cash Equivalents	551	(26)
Cash and cash equivalents at beginning of period	10,395	15,223

Cash and Cash Equivalents at End of Period	$10,946	$15,197

See notes to consolidated financial statements.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Savings Financial Group, Inc. (“Company”) was incorporated in May 2008 as the proposed holding company for First Savings Bank, F.S.B. (“Bank”) in connection with the Bank’s plan of conversion from mutual to stock form of ownership. (See Note 2) The Company had no assets at June 30, 2008. The interim financial information presented in this report includes only the interim financial information of the Bank and its subsidiaries. In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2008, and the results of operations and cash flows for the three- and nine-month periods ended June 30, 2008 and 2007. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year. For additional information, refer to the Bank’s annual audited consolidated financial statements and related notes for the year ended September 30, 2007 included in the Company’s prospectus dated August 12, 2008.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Bank’s annual audited consolidated financial statements and related notes for the year ended September 30, 2007 included in the Company’s prospectus dated August 12, 2008.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

2.	Plan of Conversion and Change in Corporate Form

On April 30, 2008, the board of directors of the Bank adopted a plan of conversion (the “Plan”). The Plan is subject to the approval of the Office of Thrift Supervision (“OTS”) and must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting. The Plan sets forth that the Bank proposes to convert into a stock savings bank structure with the establishment of a stock holding company, the Company, as parent of the Bank. The Bank will convert to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company. Pursuant to the Plan, the Company will determine the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. In connection with the Plan, the Company intends to establish a charitable foundation which will be funded with 110,000 shares of common stock of the Company and $100,000 cash. In addition, the Bank’s board of directors has adopted an employee stock ownership plan (“ESOP”) which will subscribe for up to 8% of the common stock sold in the offering and contributed to the charitable foundation. The Company was organized as a corporation incorporated under the laws of the State of Indiana in May 2008 and will own all of the outstanding common stock of the Bank upon completion of the conversion.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. At June 30, 2008, the Bank had incurred $194,000 of deferred conversion costs in the form of retainers paid and included in other assets on the accompanying June 30, 2008 balance sheet. The Bank had incurred no deferred conversion costs as of September 30, 2007.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The transaction is subject to approval by regulatory authorities and members of the Bank. At the completion of the conversion to stock form, the Bank will establish a liquidation account with an initial balance equal to the retained earnings of the Bank as reported in the most recent statement of financial condition contained in the final prospectus. The liquidation account will be maintained for the benefits of eligible savings account holders who maintain deposit accounts in the Bank after conversion. The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. The conversion is expected to be completed in October 2008.

3.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed as of June 30, 2008, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.

4.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Bank includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three- and nine-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Unrealized loss on securities:
Unrealized holding losses arising during the period	$(163)	$(65)	$(23)	$(30)
Income tax benefit	64	26	9	12

Net of tax amount	(99)	(39)	(14)	(18)
Less: reclassification adjustment for gains included in net income	—	—	—	—
Income tax benefit	—	—	—	—

Net of tax amount	—	—	—	—

Other comprehensive loss	$(99)	$(39)	$(14)	$(18)

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended June 30,
	2008	2007
	(In thousands)
Cash payments for:
Interest	$4,554	$4,641
Taxes	262	98

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	1,295	294

6.	Fair Value Measurements

Effective October 1, 2007, the Bank adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157,” the Bank will delay application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until October 1, 2008.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1:	Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted market price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:	Inputs to the valuation methodology include quoted market prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted market prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Bank’s financial assets carried at fair value or the lower of cost or fair value effective October 1, 2007. The table below presents the balances of assets measured at fair value on a recurring basis as of June 30, 2008. The Bank had no assets measured at fair value on a nonrecurring basis or liabilities measured at fair value as of June 30, 2008.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Measured on a Recurring Basis
Securities available for sale	$—	$9,545	$—	$9,545

In general, fair value is based upon quoted market prices, where available. If quoted market prices are not available, fair value is based on internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters or a matrix pricing model that employs the Bond Market Association’s standard calculations for cash flow and price/yield analysis and observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of cost or fair value. These adjustments may include unobservable parameters. Any such valuation adjustments have been applied consistently over time. The Bank’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Bank’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale. Securities classified as available for sale are reported at fair value on a recurring basis. These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. If quoted market prices are not available, the Bank obtains fair value measurements from an independent pricing service. These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. Changes in fair value of securities available for sale are recorded in other comprehensive income.

There are no impaired loans reported at fair value on the consolidated balance sheet at June 30, 2008. There were no transfers in or out of the Bank’s Level 3 financial assets for the three months ended June 30, 2008.

The Bank also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Bank did not elect to measure any financial instruments at fair value under SFAS No. 159 upon adoption.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Defined Benefit Plan

The Bank sponsors a defined benefit pension plan covering substantially all employees. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Bank’s funding policy is to contribute the larger of the amount required to fully fund the plan’s current liability or the amount necessary to meet the funding requirements as defined by the Internal Revenue Code. The Bank uses a June 30 measurement date for the plan.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net periodic benefit expense:
Service cost	$49	$51	$148	$152
Interest cost on projected benefit obligation	75	74	226	222
Expected return on plan assets	(93)	(84)	(278)	(252)
Amortization of transition asset	(1)	(1)	(4)	(4)
Amortization of prior service cost	2	2	5	5
Amortization of unrecognized loss	—	—	—	—

Net periodic benefit expense	$32	$42	$97	$123

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of transition asset	1	1	4	4
Amortization of prior service cost	(2)	(2)	(5)	(5)

Total recognized in other comprehensive income	(1)	(1)	(1)	(1)

Total recognized in net periodic pension benefit expense and other comprehensive income	$31	$41	$96	$122

The Bank contributed $177 (in thousands) to the Plan for the nine months ended June 30, 2008 and does not anticipate any additional contributions for the fiscal year ending September 30, 2008. Effective as of June 30, 2008, the Bank has curtailed the accrual of benefits for active participants in the defined benefit plan. As a result, each active participant’s pension benefit will be determined based on the participant’s compensation and duration of employment as of June 30, 2008, and compensation and employment after that date will not be taken into account in determining pension benefits under the defined benefit plan.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. The Interpretation prescribes a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of the Interpretation were effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this Interpretation are recognized as an adjustment to the beginning balance of retained earnings. The Bank adopted the Interpretation on October 1, 2007 as required. The Bank and its subsidiaries file a consolidated federal income tax return and a combined unitary return in the state of Indiana. The Bank’s federal and Indiana state income tax returns have not been examined in the past five years and the 2004, 2005 and 2006 tax years are subject to examination. The Bank has no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits during the 2007 tax year relative to any tax positions taken after September 30, 2007. The Bank believes that its income tax filing positions and deductions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. Consequently, no reserves for uncertain income tax positions have been recorded.

In December 2007, FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS No. 160). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after January 1, 2009. SFAS No. 160 is not expected to have a material impact on the Bank’s consolidated financial position or results of operations.

In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on the presentation and disclosures in the Bank’s consolidated financial statements.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2008, FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the Unites States (the GAAP hierarchy). SFAS No. 162 divides the body of GAAP into four categories by level of authority. This statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is not expected to have a material impact on the Bank’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Safe Harbor Statement for Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts; rather they are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Bank’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed on page 13 of the Company’s prospectus dated August 12, 2008 under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three- and nine-month periods ended June 30, 2008, there was no significant change in the Bank’s critical accounting policies or the application of critical accounting policies as presented in the Bank’s annual audited consolidated financial statements and related footnotes for the year ended September 30, 2007 included in the Company’s prospectus dated August 12, 2008.

Comparison of Financial Condition at June 30, 2008 and September 30, 2007

Cash and Cash Equivalents. Cash and cash equivalents increased from $10.4 million at September 30, 2007 to $10.9 million at June 30, 2008 due to excess liquidity.

Loans. Net loans receivable increased $4.7 million from $167.4 million at September 30, 2007 to $172.1 million at June 30, 2008, primarily due to an increase in owner-occupied residential mortgage loans. The increase in net loans receivable during the nine-month period ended June 30, 2008 was primarily funded by a combination of increases in deposits and Federal Home Loan Bank advances.

Securities Available for Sale. Securities available for sale increased $1.3 million from $8.3 million at September 30, 2007 to $9.5 million at June 30, 2008 due primarily to purchases of $6.4 million, offset by maturities of $5.0 million. The increase in available for sale securities during the nine-month period ended June 30, 2008 was primarily funded by a combination of increases in deposits and Federal Home Loan Bank advances.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Securities Held to Maturity. Investment securities held-to-maturity increased $1.2 million from $7.4 million at September 30, 2007 to $8.6 million at June 30, 2008 due primarily to purchases of mortgage-backed securities issued by U.S. government sponsored agencies totaling $6.0 million, offset by maturities of U.S. government agency bonds of $4.0 million and principal repayments on mortgage-backed securities of $805,000.

Deposits. Total deposits increased 4.5% from $168.8 million at September 30, 2007 to $176.4 million at June 30, 2008. Noninterest-bearing checking increased $3.9 million, interest-bearing checking and savings deposits increased $2.2 million and certificates of deposit increased $1.3 million during the period. The increases in the demand and savings accounts are primarily due to the opening of new accounts immediately before June 30, 2008, the anticipated supplemental eligibility record date for purposes of determining supplemental eligible account holders having subscription rights in the proposed conversion stock offering. The increase in certificates of deposit is primarily the result of above market pricing on 7-month, 12-month and 18-month certificates of deposit in place during the end of 2007.

Borrowings. Federal Home Loan Bank borrowings increased from $3.0 million at September 30, 2007 to $8.0 million at June 30, 2008. The increase is due to the borrowing of an $8.0 million five-year, fixed rate advance, offset by the repayment of short-term variable rate advances of $3.0 million. Management determined that replacing the variable rate advances with the fixed rate advance was advantageous given the low interest rate environment and the prospects of higher market interest rates in the future due to inflationary pressures in the economy.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Overview. Net income was $41,000 for the three months ended June 30, 2008 compared to $221,000 for the same period in 2007. The primary factor that contributed to the decrease in net income for 2008 was a $111,000 increase in the provision for loan losses. Other factors contributing to the decrease for the three months ended June 30, 2008 include a decrease in net interest income of $27,000 and an increase in noninterest expense of $213,000, offset by an increase in noninterest income of $44,000 and a decrease in tax expense of $127,000.

Net Interest Income. Net interest income decreased $27,000, or 1.6%, for the three months ended June 30, 2008 compared to the same period in 2007 primarily as the result of a decrease in the tax-equivalent interest rate spread from 3.14% in 2007 to 3.02% in 2008 due to a decline in market interest rates.

Total interest income decreased $133,000, or 4.1%, from $3.3 million for 2007 to $3.1 million for 2008 as a result of a decline in the average tax-equivalent yield from 6.85% for 2007 compared to 6.39% for 2008 and despite an increase in average interest earning assets of $5.6 million from $191.8 million for the three months ended June 30, 2007 to $197.4 million for the three months ended June 30, 2008. The average yield on interest-earning assets decreased primarily as a result of the downward repricing of adjustable rate loans and decreased yields on interest-bearing deposits with banks due to lower market interest rates. Average loans and securities increased $9.0 million and $4.4 million, respectively, while interest-bearing deposits with banks decreased $7.9 million as management focused on reducing excess liquidity in interest-bearing deposits with banks by investing these funds in higher yielding loans and investment securities.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Total interest expense decreased $106,000, or 6.6%, as a result of a decrease in the average cost of funds from 3.71% in 2007 to 3.37% in 2008 and despite an increase in average interest-bearing liabilities of $4.7 million from $170.0 million for the three months ended June 30, 2007 to $174.7 million for the three months ended June 30, 2008. The average cost of interest-bearing liabilities decreased for 2008 primarily as a result of lower market interest rates as compared to 2007 and the repricing of certificates of deposit at lower market interest rates as they matured.

Provision for Loan Losses. The provision for loan losses was $333,000 for the three months ended June 30, 2008 compared to $222,000 for the same period in 2007. The primary factors that contributed to the increased provision for loan losses in 2008 were the net increase in gross loans receivable and the increase in nonperforming loans.

Gross loans receivable increased $7.5 million from $165.5 million at June 30, 2007 to $173.0 million at June 30, 2008, primarily due to an increase in owner-occupied residential mortgage loans.

Nonperforming loans increased $919,000 from $586,000 at June 30, 2007 to $1.5 million at June 30, 2008. Nonperforming commercial mortgage loans, residential mortgage loans, commercial business loans, and consumer loans increased $328,000, $254,000, $140,000 and $163,000, respectively. The balance of nonperforming loans at June 30, 3008 includes nonaccrual loans of $1.1 million and residential mortgage loans that are over 90 days past due but still accruing interest totaling $316,000. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery. The balance of nonaccrual loans at June 30, 2008 consists of commercial real estate loans ($458,000), commercial business loans ($140,000), consumer loans ($179,000), residential mortgage loans ($251,000) and land loans ($33,000).

Net charge-offs were $1.1 million for the three months ended June 30, 2008 compared to $261,000 for the same period in 2007. Charge-offs totaling $1.0 million were recorded during the quarter ended June 30, 2008 in connection with a group of 35 non-owner occupied residential real estate loans to one borrower that were deeded to the bank in lieu of foreclosure.

The allowance for loan losses was $1.8 million at June 30, 2008 compared to $1.2 million at June 30, 2007. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the increase in the gross loan portfolio and nonperforming loans and the change in overall economic conditions.

Noninterest Income. Noninterest income increased $44,000, or 21.2%, to $252,000 for the three-month period ended June 30, 2008 compared to $208,000 for the same period in 2007, primarily due to gains on sales of mortgage loans and increases in other noninterest income. Net gain on sales of mortgage loans was $6,000 for 2008, compared to no gains on sales of mortgage loans in 2007. Other noninterest income increased $40,000 primarily as a result of the investment in bank owned life insurance during 2008, which generated income of $39,000.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Expense. Noninterest expense increased $213,000, or 16.4%, to $1.6 million for 2008 compared to $1.3 million for the same period in 2007. The primary factors contributing to the increase in noninterest expense were increases in compensation and benefits of $107,000, professional fees of $29,000, data processing expense of $21,000, occupancy and equipment expense of $21,000 and other operating expenses of $58,000, offset by decreases in advertising expenses of $13,000 and net losses on foreclosed real estate of $10,000.

Compensation and benefits increased as a result of increased salaries due to new hires and annual salary and wage increases. Professional fees increased as a result of increases in audit and accounting fees and legal fees related to the increase in problem loans and nonperforming assets. Data processing expense increased primarily as the result of increased banking transactions and annual fee increases. Occupancy expense increased primarily as a result of increased property taxes, utilities expense and repairs and maintenance expense. Other operating expenses increased primarily due to increases in officer and employee training expenditures and related travel expense, increased director fees due to the appointment of two new directors, losses on sales and write-downs of repossessed assets, and deposit account expenses.

Income Tax Expense. There was an income tax benefit of $10,000 for 2008, compared to income tax expense of $117,000 for the same period in 2007, primarily due to the decrease in pre-tax income as a result of the increase in the provision for loan losses and other noninterest expenses for the quarter ended June 30, 2008 compared to the same period in 2007, as well as an increase in tax-exempt income derived from loans to municipalities and from bank-owned life insurance. The effective tax rate for the quarter ended June 30, 2007 was 34.6%.

Results of Operations for the Nine Months Ended June 30, 2008 and 2007

Overview. The Bank incurred a net loss of $307,000 for the nine-month period ended June 30, 2008, compared to net income of $547,000 for the nine-month period ended June 30, 2007. The primary factor that contributed to the net loss for 2008 was an $894,000 increase in the provision for loan losses. Other factors contributing to the net loss for the nine months ended June 30, 2008 include a $292,000 decrease in net interest income and a $412,000 increase in noninterest expense, offset by a $156,000 increase in noninterest income and a $588,000 decrease in income tax expense.

Net Interest Income. Net interest income decreased $292,000, or 5.6%, for the nine months ended June 30, 2008 compared to the same period in 2007 primarily as the result of a decrease in the tax-equivalent interest rate spread from 3.15% in 2007 to 2.98% in 2008 due to a decline in market interest rates.

Total interest income decreased $393,000, or 4.0%, from $9.8 million for 2007 to $9.4 million for 2008 as a result of a decline in the average tax-equivalent yield from 6.79% for 2007 compared to 6.52% for 2008 and despite an increase in average interest earning assets of $583,000 from $193.5 million for the nine month period ended June 30, 2007 to $194.1 million for the nine month period ended June 30, 2008. The average yield on interest-earning assets decreased primarily as a result of the downward repricing of adjustable rate loans and decreased yields on interest-bearing deposits with banks due to lower market interest rates. Average loans and securities increased $6.1 million and $843,000, respectively, while interest bearing deposits with banks decreased $6.4 million as management focused on reducing excess liquidity in interest-bearing deposits with banks by investing these funds in higher yielding loans and investment securities.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Total interest expense decreased $101,000, or 2.1%, as a result of a decrease in the average cost of funds from 3.64% in 2007 to 3.54% in 2008 and despite an increase in average interest-bearing liabilities of $1.0 million from $170.9 million for the nine month period ended June 30, 2007 to $171.9 million for the nine month period ended June 30, 2008. The average cost of interest-bearing liabilities decreased for 2008 primarily as a result of lower market interest rates as compared to 2007 and the repricing of certificates of deposits at lower market interest rates as they matured.

Provision for Loan Losses. The provision for loan losses was $1.5 million for the nine months ended June 30, 2008 compared to $642,000 for the same period in 2007. The primary factor that contributed to the increase in the provision for loan losses for 2008 was the diminished repayment ability of a large borrower and a deterioration of the value of the collateral securing 35 non-owner occupied residential mortgage loans to this borrower. The provision provided for these loans during the nine months ended June 30, 2008 amounted to $906,000. In addition, other factors that contributed to the increased provision for loan losses for 2008 were the net increase in gross loans receivable and the increase in other nonperforming loans.

Gross loans receivable increased $95,000 from $172.9 million at September 30, 2007 to $173.0 million at June 30, 2008, primarily due to an increase in owner-occupied residential mortgage loans.

Nonperforming loans increased $399,000 from $1.1 million at September 30, 2007 to $1.5 million at June 30, 2008. Nonperforming commercial mortgage loans, commercial business loans, and consumer loans increased $332,000, $140,000 and $31,000, respectively, while nonperforming residential mortgage loans decreased $104,000.

Net charge offs amounted to $1.1 million for the nine months ended June 30, 2008 compared to $320,000 for the same period in 2007. As noted above, the bank recorded charge offs totaling $1.0 million during the nine months ended June 30, 2008 in connection with a group of 35 non-owner occupied residential mortgage loans to one borrower that were deeded to the bank in lieu of foreclosure.

Noninterest Income. Noninterest income increased $156,000, or 26.2%, to $751,000 for the nine-month period ended June 30, 2008 compared to $595,000 for the same period in 2007, primarily due to gains on sales of mortgage loans and increases in other noninterest income. Net gain on sales of mortgage loans was $21,000 for 2008 while no gains on sales of mortgage loans were recognized during 2007. Other noninterest income increased $132,000 for 2008 compared to 2007 primarily as a result of the investment in bank owned life insurance during 2008, which generated income of $88,000, a one time gain on redemption of Visa, Inc. stock of $31,000, and an increase in ATM transaction fees of $11,000 due to higher usage.

Noninterest Expense. Noninterest expense increased $412,000, or 9.6%, to $4.7 million for 2008 compared to $4.3 million for the same period in 2007. The primary factors contributing to the increase in noninterest expense were increases in compensation and benefits of $78,000, professional fees of $72,000, occupancy expense of $50,000, data processing expense of $34,000, other operating expenses of $170,000 and net losses on foreclosed real estate of $42,000, offset by a decrease in advertising expenses of $34,000.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Compensation and benefits increased as a result of increased salaries due to due to new hires and annual salary and wage increases, offset by decreases in accrued bonus and defined benefit plan expenses. Professional fees increased as a result of increases in audit and accounting fees and legal fees related to the increase in problem loans and nonperforming assets. Occupancy expense increased primarily as a result of increased property taxes, depreciation expense and repairs and maintenance expense. Data processing expense increased primarily as the result of increased banking transactions and annual fee increases. Other operating expenses increased primarily due to increases in officer and employee training expenditures and related travel expense, increased director fees due to the appointment of two new directors, losses on sales and write-downs of repossessed assets, and insurance costs, offset by a decrease in printing and office supplies expense due to reduced mailing costs as a result of out-sourcing to our data servicing provider the mailing of customer account statements.

Income Tax Expense. There was an income tax benefit of $309,000 for 2008, compared to income tax expense of $279,000 for the same period in 2007, primarily due to the decrease in pre-tax income as a result of the increase in the provision for loan losses and other noninterest expenses during the nine months ended June 30, 2008 as compared to the same period in 2007, as well as an increase in tax-exempt income derived from loans to municipalities and from bank-owned life insurance. The effective tax rate for the nine months ended June 30, 2007 was 33.8%.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2008, the Bank had cash and cash equivalents of $10.9 million and securities available-for-sale with a fair value of $9.5 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

The Bank’s primary investing activity is the origination of one-to-four family mortgage loans and, to a lesser extent, consumer, multi-family, commercial real estate, commercial business and residential construction loans. The Bank also invests in U.S. Government and agency securities and mortgage-backed securities issued by U.S. Government agencies.

Capital Management. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of June 30, 2008, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 13.6%, 13.6% and 21.3%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At June 30, 2008, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded on the Bank’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. For additional information, refer to notes 13 and 14 of the Bank’s annual audited consolidated financial statements and related footnotes for the year ended September 30, 2007 included in the Company’s prospectus dated August 12, 2008.

For the nine months ended June 30, 2008, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Qualitative Aspects of Market Risk. The Bank’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. In order to reduce the exposure to interest rate fluctuations, the Bank has developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets and decrease the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of short-term residential mortgage, commercial mortgage and commercial business loans, all of which are retained by the Bank for its portfolio. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

Quantitative Aspects of Market Risk. The Bank does not maintain a trading account for any class of financial instrument nor does the Bank engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

The Bank uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in net portfolio value (“NPV”) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a sudden and sustained 100 basis point decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in NPV over a variety of interest rate scenarios.

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at September 30, 2007 and June 30, 2008, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

Change in Rates	At September 30, 2007
	Net Portfolio Value			Net Portfolio Value as a
	Dollar	Dollar	Percent	Percent of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$30,114	$(4,426)	(13)%	14.99%	(151)bp
200bp	32,243	(2,297)	(7)	15.78	(72)bp
100bp	33,723	(817)	(2)	16.28	(22)bp
Static	34,540	—	—	16.50	— bp
(100)bp	34,505	(35)	—	16.36	(14)bp

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Change in Rates	At June 30, 2008
	Net Portfolio Value			Net Portfolio Value as a
	Dollar	Dollar	Percent	Percent of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$28,720	$(5,370)	(16)%	13.54%	(180)bp
200bp	30,996	(3,094)	(9)	14.36	(98)bp
100bp	32,939	(1,151)	(3)	15.01	(33)bp
Static	34,090	—	—	15.34	— bp
(100)bp	34,142	52	—	15.24	(10)bp

The preceding tables indicate that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained increase in prevailing interest rates, but would be expected to experience little change in the event of sudden and sustained decrease of 100 basis points in rates. The expected decrease in the Bank’s NPV given an increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At June 30, 2008, approximately 54% of the loan portfolio consisted of fixed-rate loans.

Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding tables. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the tables.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4T

CONTROLS AND PROCEDURES

Controls and Procedures

The Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the principal executive officer and the principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s Rules and Forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the nine-month period ended June 30, 2008, there were no changes in the Bank’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Bank’s internal controls over financial reporting.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse affect on its financial condition or operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed beginning on page 13 of the Company’s prospectus dated August 12, 2008 under the section titled “Risk Factors”, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the Company’s prospectus, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 6.	Exhibits

2.1	Plan of Conversion (1)

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)

3.2	Bylaws of First Savings Financial Group, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-151636.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated September 25, 2008	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated September 25, 2008	BY:	/s/ M. Sue Johnson
M. Sue Johnson
Treasurer and Corporate Secretary
(Principal Financial Officer)