Form 10-K
period 2008-09-30
First Savings Financial Group Inc
filed 2008-12-23
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 1-34155

FIRST SAVINGS FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Indiana	37-1567871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 East Lewis & Clark Parkway, Clarksville, Indiana	47129
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (812) 283-0724

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of March 31, 2008 was $0.

The number of shares outstanding of the registrant’s common stock as of December 1, 2008 was 2,542,042.

DOCUMENTS INCORPORATED BY REFERENCE: None

1

This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of First Savings Financial Group, Inc. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. First Savings Financial Group’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of First Savings Financial Group and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in First Savings Financial Group’s market area, changes in real estate market values in First Savings Financial Group’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors” below.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, First Savings Financial Group does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Unless the context indicates otherwise, all references in this annual report to “First Savings Financial Group,” “Company,” “we,” “us” and “our” refer to First Savings Financial Group and its subsidiaries.

PART I

Item 1.	BUSINESS

General

First Savings Financial Group, Inc., an Indiana corporation, was incorporated in May 2008 to serve as the holding company for First Savings Bank, FSB (the “Bank” or “First Savings Bank”), a federally-chartered savings bank. On October 6, 2008, in accordance with a Plan of Conversion adopted by its board of directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly-owned subsidiary of First Savings Financial Group. In connection with the conversion, the Company issued an aggregate of 2,542,042 shares of common stock at an offering price of $10.00 per share. In addition, in connection with the conversion, First Savings Charitable Foundation was formed, to which the Company contributed 110,000 shares of common stock and $100,000 in cash. The Company’s common stock began trading on the Nasdaq Capital Market on October 7, 2008 under the symbol “FSFG.

First Savings Financial Group’s principal business activity is the ownership of the outstanding common stock of First Savings Bank. First Savings Financial Group does not own or lease any property but instead uses the premises, equipment and other property of First Savings Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. Accordingly, the information set forth in this annual report including the consolidated financial statements and related financial data contained herein, relates primarily to the Bank.

First Savings Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in our primary market area. We attract deposits from the general public and use those funds to originate primarily residential mortgage loans and, to a lesser but growing extent, commercial mortgage loans and commercial business loans. We also originate residential and commercial construction loans, multi-family loans, land and land development loans, and consumer loans. We conduct our lending and deposit activities primarily with individuals and small businesses in our primary market area.

Our website address is www.fsbbank.net. Information on our website should not be considered a part of this annual report.

Market Area

We are located in South Central Indiana along the axis of Interstate 65 and Interstate 64, directly across the Ohio River from Louisville, Kentucky. We consider Clark and Floyd counties, Indiana, and the surrounding areas to be our primary market area. The current top employment sectors in Clark and Floyd counties are the private retail, service and manufacturing industries, which are likely to continue to be supported by the projected growth in population and median household income. Clark and Floyd counties are well-served by barge transportation, rail service, and commercial and general aviation services, including the United Parcel Service’s major hub, which are located in our primary market area.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 12.05% and 1.18% of the FDIC-insured deposits in Clark and Floyd Counties, Indiana, respectively. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, may have greater resources.

Our competition for loans comes primarily from financial institutions, including credit unions, in our primary market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law now permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

The largest segment of our loan portfolio is real estate mortgage loans, primarily one-to four- family residential loans, including non-owner occupied residential loans that were predominately originated before 2005, and, to a lesser but growing extent, commercial real estate loans. We also originate commercial business loans, and we intend to seek to grow that portfolio. We also originate residential and commercial construction loans, multi-family loans, land and land development loans, and consumer loans. We generally originate loans for investment purposes, although, depending on the interest rate environment and our asset/liability management goals, we may sell into the secondary market the 25-year and 30-year fixed-rate residential mortgage loans that we originate.

We intend to continue to emphasize residential lending, primarily secured by owner-occupied properties, while concentrating on ways to expand our consumer/retail banking capabilities and our commercial banking services with a focus on serving small businesses and emphasizing relationship banking in our primary market area. We do not offer, and have not offered, Alt-A, sub-prime or no-documentation loans.

One-to Four-Family Residential Loans. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in Clark and Floyd Counties, Indiana, and the surrounding areas. A significant portion of the residential mortgage loans that we had originated before 2005 are secured by non-owner occupied properties. Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties, and our non-performing loan balances have increased in recent periods primarily because of delinquencies in our non-owner occupied residential loan portfolio. See “Item 1A. Risk Factors – Risks Related to Our Business – Our concentration in non-owner occupied real estate loans may expose us to increased credit risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Analysis of Nonperforming and Classified Assets.” Since 2005, when we hired a new President and Chief Executive Officer, we have de-emphasized non-owner occupied residential mortgage lending and have focused, and intend to continue to focus, our residential mortgage lending primarily on originating residential mortgage loans secured by owner-occupied properties.

Our residential lending policies and procedures conform to the secondary market guidelines. We generally offer a mix of adjustable rate mortgage loans and fixed-rate mortgage loans with terms of 10 to 30 years. Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to an initially discounted interest rate and loan fees for multi-year adjustable-rate mortgages. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us based on our own pricing criteria and competitive market conditions.

Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that typically ranges from one to five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to a margin above the one year U.S. Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally two percentage points per adjustment period and the lifetime interest rate cap is generally six percentage points over the initial interest rate of the loan.

While one-to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis. We do not offer loans with negative amortization and generally do not offer interest-only loans.

We generally do not make conventional loans with loan-to-value ratios exceeding 80%, except that for non-owner occupied residential real estate loans, the loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding. Non-owner occupied loans originated before 2005, however, were generally originated with loan-to-value ratios up to 80%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance. We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located flood hazard areas.

At September 30, 2008, our largest one-to four-family residential loan had an outstanding balance of $2.6 million. This loan, which was originated in November 2007 and is secured by 46 non-owner occupied properties, was performing in accordance with its original terms at September 30, 2008.

Commercial Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by commercial real estate. Our commercial real estate loans are generally secured by small to moderately-sized office, retail and industrial properties located in our primary market area and are typically made to small business owners and professionals such as attorneys and accountants.

We originate fixed-rate commercial real estate loans, generally with terms up to five years and payments based on an amortization schedule of 15 to 20 years, resulting in “balloon” balances at maturity. We also offer adjustable-rate commercial real estate loans, generally with terms up to five years and with interest rates typically equal to a margin above the prime lending rate. Loans are secured by first mortgages, generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors.

At September 30, 2008, our largest commercial real estate loan had an outstanding balance of $2.2 million. This loan, which was originated in February 2006 and is secured by a restaurant and undeveloped land, was performing in accordance with its original terms at September 30, 2008.

Construction Loans. We originate construction loans for one-to four-family homes and, to a lesser extent, commercial properties such as small industrial buildings, warehouses, retail shops and office units. Construction loans are typically for a term of 12 months with monthly interest only payments. Except for speculative loans, discussed below, repayment of construction loans typically comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated. We originate construction loans to a limited group of well-established builders in our primary market area and we limit the number of projects with each builder. Interest rates on these loans are generally tied to the prime lending rate. Construction loans, other than land development loans, generally will not exceed the lesser of 80% of the appraised value or 90% of the direct costs, excluding items such as developer fees, operating deficits or other items that do not relate to the direct development of the project. Generally, commercial construction loans require the personal guarantee of the owners of the business. We also offer construction loans for the financing of pre-sold homes, which convert into permanent loans at the end of the construction period. Such loans generally have a six-month construction period with interest only payments due monthly, followed by an automatic conversion to a 15-year to 30-year permanent loan with monthly payments of principal and interest. Occasionally, a construction loan to a builder of a speculative home will be converted to a permanent loan if the builder has not secured a buyer within a limited period of time after the completion of the home. We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination. At September 30, 2008, we had approved commitments for speculative construction loans of $4.5 million, of which $3.8 million was outstanding. We require a maximum loan-to-value ratio of 80% for speculative construction loans. At September 30, 2008, our largest construction loan relationship was for a commitment of $1.8 million, of which $1.7 million was outstanding. This relationship was performing according to its original terms at September 30, 2008.

Land and Land Development Loans. On a limited basis, we originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions. Land development loans are generally interest-only loans for a term of 18 to 24 months. We require a maximum loan-to-value ratio of 80% of the appraisal market value upon completion of the project. We do not require any cash equity from the borrower if there is sufficient indicated equity in the collateral property. Development plats and cost verification documents are required from borrowers before approving and closing the loan. Our loan officers are required to personally visit the proposed development site and the sites of competing developments. We also originate loans to individuals secured by undeveloped land held for investment purposes. At September 30, 2008, our largest land loan development had an outstanding balance of $1.9 million. This loan was performing in accordance with its original terms at September 30, 2008.

Multi-Family Real Estate Loans. To a limited extent, we offer multi-family mortgage loans that are generally secured by properties in our primary market area. Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. At September 30, 2008, our largest multi-family mortgage loan had an outstanding balance of $1.5 million. This loan, which was originated in September 2008 and is secured by an apartment complex, was performing in accordance with its original terms at September 30, 2008.

Consumer Loans. Although we offer a variety of consumer loans, our consumer loan portfolio consists primarily of home equity loans, both fixed-rate amortizing term loans with terms up to 15 years and adjustable rate lines of credit with interest rates equal to a margin above the prime lending rate. Consumer loans typically have shorter maturities and higher interest rates than traditional one-to four-family lending. We typically do not make home equity loans with loan-to-value ratios exceeding 90%, including any first mortgage loan balance. We also offer auto and truck loans, personal loans and boat loans. At September 30, 2008, $3.3 million, or 1.8% of our consumer loan portfolio was comprised of boat loans. We no longer are an active originator of boat loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Commercial Business Loans. We typically offer commercial business loans to small businesses located in our primary market area. Commercial business loans are generally secured by equipment and general business assets. Key loan terms vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors, and personal guarantees are typically required as part of the loan commitment.

Loan Underwriting Risks

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Non-Owner Occupied Residential Real Estate Loans. Loans secured by rental properties represent a unique credit risk to us and, as a result, we adhere to special underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants. Payments on loans secured by rental properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. To monitor cash flows on rental properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and we consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases. Until recently, if the borrower had multiple loans for rental properties with us, the loans were not cross-collateralized. If the borrower holds loans on more than four rental properties, a loan officer is required to inspect these properties annually to determine if they are being properly maintained and rented. Recently, we generally have limited these loan relationships to an aggregate total of $500,000.

Multi-Family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Construction and Land and Land Development Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment if liquidation is required. If we are forced to foreclose on a building before or at completion due to a default, we may be unable to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found. Land and land development loans have substantially similar risks to speculative construction loans.

Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as motor vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. In the case of home equity loans, real estate values may be reduced to a level that is insufficient to cover the outstanding loan balance after accounting for the first mortgage loan balance. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Commercial Business Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment income or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Loan Originations, Sales and Purchases. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We generally sell in the secondary market long-term fixed-rate residential mortgage loans that we originate. Our decision to sell loans is based on prevailing market interest rate conditions, interest rate management and liquidity needs. We have not historically purchased whole loans or participation interests to supplement our lending portfolio.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. Certain of our employees have been granted individual lending limits, which vary depending on the individual, the type of loan and whether the loan is secured or unsecured. Generally, all loan requests exceeding the individual officer lending limits require Loan Committee recommendation and Board of Directors approval. The Loan Committee consists of the President, the Chief Operations Officer and certain other officers designated by the Board of Directors. One-to four-family residential loans in excess of $500,000 generally require loan committee recommendation and Board of Directors approval. Consumer loan requests up to $50,000 secured ($100,000 on loans secured by single family, owner-occupied residential property) and $35,000 unsecured are submitted to the direct credit underwriter for review and approval; requests over $50,000 secured ($100,000 on loans secured by single family, owner-occupied residential property) and $35,000 unsecured, generally require loan committee approval, and consumer loan requests in excess of $500,000 require approval by the Board of Directors. Commercial loan and construction loan requests in excess of individual officer lending limits up to and including $1 million require Loan Committee approval and requests in excess of $1 million require approval by the Board of Directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At September 30, 2008, our regulatory limit on loans to one borrower was $4.4 million. At that date, our largest lending relationship was $4.1 million and was performing according to its original terms at that date. This loan relationship is secured by commercial real estate and undeveloped land.

Loan Commitments. We issue commitments for residential and commercial mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days. See note 12 to the notes to the consolidated financial statements beginning on page F-1 of this annual report.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in other permissible securities. As a member of the Federal Home Loan Bank of Indianapolis, we also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock.

At September 30, 2008, our investment portfolio consisted primarily of U.S. government agency securities, including mortgage-backed securities, mortgage backed securities and a collateralized mortgage obligation issued by government sponsored enterprises, and municipal securities. We do not currently invest in trading account securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, and to provide an alternate source of low-risk investments at a favorable return when loan demand is weak. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy. Messrs. Myers, our President and Chief Executive Officer, and Lawson, our Chief Operations Officer, are responsible for implementation of the investment policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a quarterly basis, or more frequently if warranted.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our deposit pricing strategy has typically been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.

Borrowings. We use advances from the Federal Home Loan Bank of Indianapolis to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Indianapolis and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

As of September 30, 2008, we had 65 full-time employees and 15 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s sole subsidiary is the Bank. The Bank has three subsidiaries, Southern Indiana Financial Corporation and FFCC, Inc., both of which are organized as Indiana corporations, and First Savings Investments, Inc., a Nevada Corporation. Southern Indiana Financial Corporation is an independent insurance agency, offering various types of annuities and life insurance policies. FFCC, Inc. was organized for the purposes of purchasing, holding and disposing of real estate owned. First Savings Investments, Inc. was organized on October 3, 2008 for the purpose of holding investment securities.

REGULATION AND SUPERVISION

First Savings Financial Group, as a savings and loan holding company, is required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. First Savings Financial Group is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws. First Savings Financial Group is listed on the Nasdaq Capital Market and it is subject to the rules of Nasdaq for listed companies. First Savings Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. First Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. First Savings Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate First Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on First Savings Financial Group and First Savings Bank and their operations.

Certain of the regulatory requirements that are applicable to First Savings Bank and First Savings Financial Group are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on First Savings Bank and First Savings Financial Group and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Associations

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of Thrift Supervision, govern the activities of federal savings banks, such as First Savings Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the Office of Thrift Supervision.

Capital Requirements. The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for national banks.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At September 30, 2008, First Savings Bank met each of these capital requirements. See note 15 of the notes to consolidated financial statements beginning on page F-1 of this annual report.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in the amount of the lesser of 5% of the association’s total assets when it became undercapitalized or the amount necessary to achieve full compliance at the time the association first failed to comply. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. See “Item 1. Business — Loan Underwriting Risks — Loans to One Borrower.”

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like First Savings Bank, it is a subsidiary of a holding company. If First Savings Bank’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of September 30, 2008, First Savings Bank maintained 67.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. First Savings Bank’s authority to engage in transactions with “affiliates” is limited by Office of Thrift Supervision regulations and Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. First Savings Financial Group and any non-savings institution subsidiaries would be affiliates of First Savings Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to 10% of an institution’s capital and surplus with any one affiliate and 20% of capital and surplus with all affiliates. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, First Savings Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans First Savings Bank may make to insiders based, in part, on First Savings Bank’s capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers. For information about transactions with our directors and officers, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, or conservatorship. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, the institution’s financial condition and the complexity of its asset portfolio.

Insurance of Deposit Accounts. First Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined semi-annually by the Federal Deposit Insurance Corporation and for the first quarter of 2009 will range from twelve to fourteen basis points for the healthiest institutions (Risk Category I) to 50 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The Reform Act also provides for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Reform Act also provides for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2008 averaged 1.12 basis points of assessable deposits. First Savings Bank’s total assessment (including the Financing Corporation assessment) paid for fiscal 2008 was $25,000.

The Reform Act provides the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, is 1.25% for 2008.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of First Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve (12) regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Savings Bank, as a member of the Federal Home Loan Bank of Indianapolis, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. At September 30, 2008, First Savings Bank complied with this requirement with an investment in Federal Home Loan Bank stock of $1.3 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of Thrift Supervision to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

First Savings Bank received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Other Regulations

Interest and other charges collected or contracted for by First Savings Bank are subject to state usury laws and federal laws concerning interest rates. First Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of First Savings Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•

The Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. First Savings Bank complies with the foregoing requirements.

Holding Company Regulation

General. First Savings Financial Group is a nondiversified unitary savings and loan holding company within the meaning of federal law. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below.

Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. Upon any non-supervisory acquisition by First Savings Financial Group of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, First Savings Financial Group would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, the Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision, and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described above. First Savings Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to First Savings Financial Group. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Securities Laws

First Savings Financial Group’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. First Savings Financial Group is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. For its 2008 fiscal year, First Savings Bank’s maximum federal income tax rate was 34%.

First Savings Financial Group and First Savings Bank have entered into a tax allocation agreement. Because First Savings Financial Group owns 100% of the issued and outstanding capital stock of First Savings Bank, First Savings Financial Group and First Savings Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group First Savings Financial Group is the common parent corporation. As a result of this affiliation, First Savings Bank may be included in the filing of a consolidated federal income tax return with First Savings Financial Group and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Our Federal income tax returns have not been audited during the last five years.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $4.6 million of our accumulated bad debt reserves would not be recaptured into taxable income unless First Savings Bank makes a “non-dividend distribution” to First Savings Financial Group as described below.

Distributions. If First Savings Bank makes “non-dividend distributions” to First Savings Financial Group, the distributions will be considered to have been made from First Savings Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from First Savings Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in First Savings Bank’s taxable income. Non-dividend distributions include distributions in excess of First Savings Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of First Savings Bank’s current or accumulated earnings and profits will not be so included in First Savings Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if First Savings Bank makes a non-dividend distribution to First Savings Financial Group, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. First Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Indiana. Indiana imposes an 8.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. Our state income tax returns have not been audited during the last five years.

Item 1A.	RISK FACTORS

Our concentration in non-owner occupied real estate loans may expose us to increased credit risk.

At September 30, 2008, $33.3 million, or 29.3% of our residential mortgage loan portfolio and 18.8% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At September 30, 2008, we had 15 non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $16.6 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At September 30, 2008, non-performing non-owner occupied residential loans amounted to $392,000. Non-owner occupied residential properties held as real estate owned amounted to $91,000 at September 30, 2008. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our recent emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2008, $29.9 million, or 16.9%, of our loan portfolio consisted of commercial real estate loans and commercial business loans. Subject to market conditions, we intend to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At September 30, 2008, non-performing commercial business loans totaled $119,000. The Bank had no non-performing commercial real estate loans at September 30, 2008. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our unseasoned commercial real estate loan and commercial business loan portfolios may expose us to increased lending risks.

A significant amount of our commercial real estate loans and commercial business loans are unseasoned, meaning that they were originated recently. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectibility. Furthermore, these loans have not been subjected to unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could adversely affect our future performance.

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At September 30, 2008, $12.9 million, or 7.3% of our loan portfolio consisted of construction loans and land and land development loans, and $4.5 million, or 54.7% of the construction loan portfolio, consisted of speculative construction loans at that date. While recently the demand for construction loans has decreased significantly due to the decline in the housing market, historically, construction loans, including speculative construction loans, have been a material part of our loan portfolio. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans. These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would hurt our earnings. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Changing interest rates may hurt our earnings and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. In addition, over the last year, the U.S. Federal Reserve has decreased its target rate for federal funds from 5.25% to 1.00%. Interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. For further discussion of how changes in interest rates could impact us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk Management.”

A downturn in the local economy or a decline in real estate values could hurt our profits.

Substantially all of our loans are secured by real estate in Clark and Floyd Counties, Indiana, and the surrounding areas. As a result of this concentration, a downturn in the local economy could significantly increase nonperforming loans, which would hurt our profits. A decline in real estate values could lead to some of our mortgage loans becoming inadequately collateralized, which would expose us to greater risk of loss. Additionally, a decline in real estate values could hurt our portfolio of construction loans, nonresidential real estate loans, and land and land development loans and could reduce our ability to originate such loans. For a discussion of our primary market area, see “Item 1. Business — Market Area.”

Strong competition within our primary market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 12.05% of the deposits in Clark County, Indiana and 1.18% of the deposits in Floyd County, Indiana. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Item 1. Business — Market Area”

and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. First Savings Financial Group is also subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of First Savings Bank rather than for holders of First Savings Financial Group common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. If our regulators require us to charge-off loans or increase our allowance for loan losses, our earnings would suffer. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. For a further discussion, see “Item 1. Business – Regulation and Supervision.”

Expenses from operating as a public company and from new equity benefit plans will continue to adversely affect our profitability.

Our noninterest expenses are impacted as a result of the financial, accounting, legal and various other additional expenses usually associated with operating as a public company. We also recognize additional annual employee compensation and benefit expenses stemming from the shares that are purchased or granted to employees and executives under the employee stock ownership plan and other new benefit plans. These additional expenses adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and will recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

Our contribution to First Savings Charitable Foundation may not be tax deductible, which could hurt our profits.

We believe that our contribution to First Savings Charitable Foundation, valued at $1.2 million, pre-tax, will be deductible for federal income tax purposes. However, we do not have any assurance that the Internal Revenue Service will grant tax-exempt status to the foundation. If the contribution is not deductible, we would not receive any tax benefit from the contribution. In addition, even if the contribution is tax deductible, we may not have sufficient profits to be able to use the deduction fully. In the event it is more likely than not that we will be unable to use the entire deduction, we will be required to establish a valuation allowance related to any deferred tax asset that has been recorded for this contribution.

Establishment of First Savings Charitable Foundation will hurt our profits for fiscal year 2009.

First Savings Financial Group contributed 110,000 shares of First Savings Financial Group common stock and $100,000 in cash to First Savings Charitable Foundation. This contribution is an additional operating expense and will reduce net income during the fiscal year ending September 30, 2009, the fiscal year in which the foundation was established.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of September 30, 2008. None of our properties sustained damage from the recent floods in the Midwest or from Hurricane Katrina or any of the other recent hurricanes.

Location	Year Opened	Owned/ Leased

Main Office:
Clarksville Main Office 501 East Lewis & Clark Parkway Clarksville, Indiana	1968	Owned

Branch Offices:
Jeffersonville - Allison Lane Office 2213 Allison Lane Jeffersonville, Indiana	1975	Owned

Charlestown Office 1100 Market Street Charlestown, Indiana	1993	Owned

Floyd Knobs Office 3711 Paoli Pike Floyd Knobs, Indiana	1999	Owned

Georgetown Office 1000 Copperfield Drive Georgetown, Indiana	2003	Owned

Jeffersonville - Court Avenue Office 202 East Court Avenue Jeffersonville, Indiana	1986	Owned

Sellersburg Office 125 Hunter Station Way Sellersburg, Indiana	1995	Owned

Item 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “FSFG.” The Company completed its initial public offering on October 6, 2008 and commenced trading on October 7, 2008. Because the Company’s stock did not begin trading until after the end of the fiscal year, there is no information for high and low sale prices for the year ended September 30, 2008. The Company has not paid any dividends to its stockholders to date. See “Item 1. Business—Regulation and Supervision—Holding Company Regulation.” As of December 1, 2008, the Company had approximately 403 holders of record of common stock.

The effective date of the Registration Statement on Form S-1 (File No. 333-151636) was August 12, 2008. The offering was consummated on October 6, 2008 with the sale of 2,432,042 securities registered pursuant to the Registration Statement. Keefe Bruyette & Woods, Inc. acted as marketing agent for the offering. The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered was 2,542,042, of which 110,000 shares were contributed to First Savings Charitable Foundation and 2,432,042 shares were sold to certain depositors of the Bank, the Bank’s employee stock ownership plan and the general public for aggregate offering proceeds of $24.3 million. The expenses incurred to date in connection with the stock offering are $1.1 million, including expenses paid to underwriters of $262,000, attorney and accounting fees of $586,000 and other expenses of $265,000. The net proceeds resulting from the offering after deducting expenses were $23.2 million. The net proceeds have initially been invested in securities and cash and cash equivalents.

Purchases of Equity Securities

First Savings Financial Group did not purchase any shares of its common stock during the quarter ended September 30, 2008.

Item 6.	SELECTED FINANCIAL DATA

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our audited consolidated financial statements. The following is only a summary and should be read in conjunction with the audited consolidated financial statements and notes beginning on page F-1 of this annual report.

	At September 30,
(In thousands)	2008	2007	2006	2005	2004
Financial Condition Data:
Total assets	$228,924	$203,321	$206,399	$205,796	$216,529
Cash and cash equivalents	21,379	10,395	15,223	14,651	21,904
Securities available-for-sale	10,697	8,260	5,897	7,039	7,534
Securities held-to-maturity	8,456	7,422	8,219	11,602	14,650
Loans net	174,807	167,371	166,695	163,676	163,305
Deposits	189,209	168,782	175,891	175,451	187,516
Advances from Federal Home Loan Bank	8,000	3,000	—	—	—
Total equity	29,720	29,662	28,850	28,487	27,245

	For the Year Ended September 30,
(In thousands)	2008	2007	2006	2005	2004
Operating Data:
Interest income	$12,523	$13,078	$12,223	$10,874	$10,552
Interest expense	5,972	6,183	5,250	4,255	4,496

Net interest income	6,551	6,895	6,973	6,619	6,056
Provision for loan losses	1,540	758	813	336	226

Net interest income after provision for loan losses	5,011	6,137	6,160	6,283	5,830
Noninterest income	1,054	841	889	1,306	679
Noninterest expense	6,555	5,737	6,453	5,601	5,047

Income (loss) before income taxes	(490)	1,241	596	1,988	1,462
Income tax expense (benefit)	(300)	427	241	784	577

Net income (loss)	$(190)	$814	$355	$1,204	$885

	At or For the Year Ended September 30,
	2008	2007	2006	2005	2004
Performance Ratios:
Return on average assets	(0.09)%	0.40%	0.17%	0.57%	0.40%
Return on average equity	(0.64)	2.78	1.24	4.32	3.45
Interest rate spread (1)	2.97	3.48	3.49	3.34	2.89
Net interest margin (2)	3.38	3.77	3.74	3.50	3.01
Other expenses to average assets	3.11	2.79	3.13	2.66	2.29
Efficiency ratio (3)	86.19	74.16	82.08	70.68	74.94
Average interest-earning assets to average interest-bearing liabilities	113.15	108.61	109.23	107.59	105.05
Average equity to average assets	14.07	14.24	13.91	13.24	11.66

Capital Ratios:
Tangible capital	12.87%	14.56%	13.96%	13.82%	12.58%
Core capital	12.87	14.56	13.96	13.82	12.58
Risk-based capital	22.09	24.70	23.36	23.84	22.87

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.98%	0.75%	0.51%	0.52%	0.47%
Allowance for loan losses as a percent of non-performing loans	104.72	117.16	50.61	55.79	49.24
Net charge-offs to average outstanding loans during the period	0.64	0.21	0.51	0.16	0.07
Non-performing loans as a percent of total loans	0.94	0.64	1.01	0.93	0.96
Non-performing assets as a percent of total assets	0.96	1.27	1.79	1.14	1.36

Other Data:
Number of offices	7	7	7	7	7
Number of deposit accounts	16,831	17,525	17,962	17,930	18,895
Number of loans	2,188	2,216	2,325	2,516	2,647

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(3)	Represents other expenses divided by the sum of net interest income and other income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts and loan servicing fees), increases in the cash surrender value of life insurance, fees from sale of mortgage loans originated for sale in the secondary market and commissions on sales of securities and insurance products. We also recognize income from the sale of securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, data processing expenses, federal deposit insurance premiums and other miscellaneous expenses. Our noninterest expenses are likely to increase as a result of operating as a public company. These additional expenses consist primarily of legal and accounting fees, expenses of shareholder communications and meetings, stock exchange listing fees, and expenses related to the addition of personnel in our accounting department.

Salaries and employee benefits consist primarily of: salaries and wages paid to our employees; payroll taxes; and expenses for health insurance, retirement plans and other employee benefits. Upon shareholder approval and adoption of new equity benefit plans, we will recognize additional annual employee compensation expenses. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 50 years.

Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans.

Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Our contribution to the charitable foundation is an additional operating expense that will reduce net income during the quarter in which the contribution to the foundation was made and, as a result, we will record a loss in the first quarter of 2009. The loss resulting from the contribution to the foundation will not be a recurring loss.

Other expenses include expenses for professional services, advertising, office supplies, postage, telephone, insurance, regulatory assessments and other miscellaneous operating expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses to be our only critical accounting policy.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 4 of the notes to consolidated financial statements beginning on page F-1 of this annual report.

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution. We plan to achieve this by executing our strategy of:

•	continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties;

•	pursuing opportunities to increase commercial real estate lending and commercial business lending;

•	providing exceptional customer service to attract and retain customers; and

•	expanding our market share and market area by opening new branch offices and pursuing opportunities to acquire other financial institutions.

Continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties.

Our predominant lending activity has been residential mortgage lending in our primary market area. A significant portion of the residential mortgage loans that we had originated before 2005 are secured by non-owner occupied properties. Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties, and our non-performing loan balances have increased in recent periods primarily because of delinquencies in our non-owner occupied residential loan portfolio. Since 2005, when we hired a new President and Chief Executive Officer, we have de-emphasized non-owner occupied residential mortgage lending and have focused, and intend to continue to focus, our residential mortgage lending primarily on originating residential mortgage loans secured by owner-occupied properties. At September 30, 2008, 64.2% of our total loans were residential mortgage loans and 32.4% of our residential mortgage loans were secured by non-owner occupied properties. We intend to expand our emphasis on residential mortgage lending because this type of lending generally carries lower credit risk and has contributed to our historically favorable asset quality.

Pursuing opportunities to increase commercial real estate lending and commercial business lending.

In recent periods, we have begun to focus on commercial real estate and commercial business lending and intend to continue this focus. Commercial real estate loans and commercial business loans give us the opportunity to earn more income because these loans have higher interest rates than residential mortgage loans in order to compensate for the increased credit risk. At September 30, 2008, commercial real estate loans and commercial business loans represented 8.7% and 8.2%, respectively, of our total loans. We intend to continue to pursue these lending opportunities in our primary market area.

Providing exceptional customer service to attract and retain customers.

As a community-oriented financial institution, we emphasize providing exceptional customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. We believe that our community orientation is attractive to our customers and distinguishes us from the larger banks that operate in our primary market area.

Expanding our market share and market area.

We intend to pursue opportunities to expand our market share and market area by seeking to open additional branch offices and pursuing opportunities to acquire other financial institutions or branches of other financial institutions in our primary market area and surrounding areas.

Balance Sheet Analysis

Cash and Cash Equivalents. At September 30, 2008 and September 30, 2007, cash and cash equivalents totaled $21.4 million and $10.4 million, respectively. Cash and cash equivalents increased primarily due to stock conversion subscription funds on deposit.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one-to four-family mortgage loans, multifamily loans, commercial real estate loans and construction loans. To a lesser extent, we originate commercial business loans and various consumer loans including home equity lines of credit and credit cards.

Residential mortgage loans comprise the largest segment of our loan portfolio. At September 30, 2008, these loans totaled $113.5 million, or 64.2% of total loans, compared to $104.3 million, or 60.3% of total loans at September 30, 2007. Total residential mortgage loan balances increased in 2008 primarily due to increased origination of adjustable rate mortgages as the Bank offered competitive rates on short-term adjustable rate residential mortgage loans during 2008. We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 25-year and 30-year fixed-rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income. Management intends to continue offering adjustable rate mortgage loans and sell long-term fixed rate mortgage loans in the secondary market with servicing released.

Commercial real estate loans totaled $15.5 million, or 8.7% of total loans at September 30, 2008, compared to $18.4 million, or 10.6% of total loans at September 30, 2007. The balance of commercial real estate loans has decreased primarily due to loan payoffs as a result of increased competition in the marketplace for these loans. Management has sought to increase the commercial lending personnel in order to further pursue nonresidential loan opportunities and to diversify the loan portfolio.

Multi-family real estate loans totaled $3.3 million, or 1.9% of total loans at September 30, 2008, compared to $1.3 million, or 0.7% of total loans at September 30, 2007. The balance of multi-family real estate loans increased primarily due to the Bank offering competitive short-term rates on these loans during 2008.

Residential construction loans totaled $6.2 million, or 3.5% of total loans, at September 30, 2008 of which $4.5 million were speculative construction loans. At September 30, 2007, residential construction loans totaled $11.6 million, or 6.7% of total loans. Residential construction loan balances decreased due to the general slowdown in the housing market in our primary market area and, to a lesser extent, increased competition in the market area for these loans. The Bank is still one of the leading construction lenders in its marketplace and management intends to aggressively pursue quality construction lending opportunities when the housing market regains its momentum.

Commercial construction loans totaled $2.0 million, or 1.1% of total loans, at September 30, 2008 compared to $3.3 million, or 1.9% of total loans at September 30, 2007. Commercial construction loan balances decreased due to the payoff by permanent financing of a $1.2 million commercial construction loan during 2008 and a general slowdown of commercial construction in our primary market area and increased competition in the marketplace for these loans.

Land and land development loans totaled $4.7 million, or 2.7% of total loans at September 30, 2008, compared to $5.0 million, or 2.9% of total loans at September 30, 2007. These loans are primarily secured by a vacant lot to be improved for residential and nonresidential development.

Commercial business loans totaled $14.4 million, or 8.2% of total loans at September 30, 2008 compared to $12.6 million, or 7.3% of total loans at September 30, 2007. Commercial business loan balances decreased due primarily to the payoff of a commercial line of credit in the amount of $2.0 million.

Consumer loans totaled $17.2 million, or 9.7% of total loans at September 30, 2008 compared to $16.4 million, or 9.5% of total loans at September 30, 2007. The total balance of consumer loans has increased due to management’s emphasis on the generation of home equity lines of credit which have increased $1.7 million from September 30, 2007 to September 30, 2008.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$113,518	64.20%	$104,297	60.33%	$101,122	59.29%	$105,150	61.62%	$109,504	64.56%
Commercial	15,459	8.74	18,364	10.62	19,090	11.19	11,738	6.88	11,372	6.70
Multi-family	3,282	1.86	1,275	0.74	1,821	1.07	1,640	0.96	1,032	0.61
Residential construction	6,189	3.50	11,583	6.70	20,562	12.06	22,110	12.96	18,152	10.70
Commercial construction	1,991	1.13	3,265	1.89	29	0.02	2,800	1.64	2,038	1.20
Land and land development	4,748	2.69	5,022	2.91	2,524	1.48	2,917	1.71	1,648	0.97

Total	145,187	82.12	143,806	83.19	145,148	85.11	146,355	85.77	143,746	84.74

Commercial business	14,411	8.15	12,645	7.31	10,232	6.00	8,462	4.96	8,809	5.19
Consumer:
Home equity lines of credit	9,970	5.64	8,275	4.79	6,049	3.55	5,029	2.95	4,374	2.58
Auto loans	1,950	1.10	1,946	1.13	1,675	0.98	1,934	1.13	1,959	1.15
Boat loans	3,257	1.84	3,975	2.30	5,158	3.02	6,237	3.66	7,509	4.43
Other	2,033	1.15	2,225	1.28	2,300	1.34	2,619	1.53	3,229	1.91

Total	17,210	9.73	16,421	9.50	15,182	8.89	15,819	9.27	17,071	10.07

Total loans	176,808	100.00%	172,872	100.00%	170,562	100.00%	170,636	100.00%	169,626	100.00%

Reserve for uncollected interest	—		—		1		—		1
Deferred loan origination fees and costs, net	(795)		(618)		(335)		(204)		(95)
Undisbursed portion of loans in process	1,067		4,822		3,333		6,282		5,610
Allowance for loan losses	1,729		1,297		868		882		805

Loans, net	$174,807		$167,371		$166,695		$163,676		$163,305

Loan Maturity

The following table sets forth certain information at September 30, 2008 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.

	At September 30, 2008
(Dollars in thousands)	Residential Real Estate (1)	Commercial Real Estate (2)	Construction (3)	Commercial Business	Consumer	Total Loans
Amounts due in:
One year or less	$7,724	$4,003	$8,180	$12,386	$2,971	$35,264
More than one year to two years	7,077	2,991	—	657	1,061	11,786
More than two years to three years	5,007	2,243	—	509	1,988	9,747
More than three years to five years	9,361	2,594	—	414	3,998	16,367
More than five years to ten years	21,306	3,190	—	130	2,118	26,744
More than ten years to fifteen years	20,867	2,783	—	134	5,074	28,858
More than fifteen years	45,458	2,403	—	181	—	48,042

Total	$116,800	$20,207	$8,180	$14,411	$17,210	$176,808

(1)	Includes multi-family loans.
(2)	Includes land and land development loans.
(3)	Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2008 that are due after September 30, 2009, and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$55,896	$53,180	$109,076
Commercial real estate (2)	8,106	8,098	16,204
Construction	—	—	—
Commercial business	1,422	603	2,025
Consumer	8,474	5,765	14,239

Total	$73,898	$67,646	$141,544

(1)	Includes multi-family loans.
(2)	Includes land and land development loans.

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated.

	Year Ended September 30,
(In thousands)	2008	2007	2006
Total loans at beginning of period	$172,872	$170,562	$170,636
Loans originated:
Residential real estate (1)	38,844	25,203	24,954
Commercial real estate (2)	7,154	7,956	9,528
Construction	7,918	23,597	28,884
Commercial business	8,648	12,798	10,704
Consumer	15,854	13,916	11,345

Total loans originated	78,418	83,470	85,415

Loans purchased		—	—
Deduct:
Loan principal repayments	(72,603)	(80,707)	(84,667)
Loan sales	(1,879)	(453)	(822)

Net loan activity	3,936	2,310	(74)

Total loans at end of period	$176,808	$172,872	$170,562

(1)	Includes multi-family loans.
(2)	Includes land and land development loans.

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, a collateralized mortgage obligation issued by a government sponsored enterprise and relatively smaller investments in municipal bonds. Available for sale securities increased by $2.4 million, or 28.9%, from September 30, 2007 to September 30, 2008 due primarily to purchases of $7.6 million of a U.S. government agency security, a collateralized mortgage obligation issued by a government sponsored enterprise, and municipal securities, offset by maturities of $5.0 million and principal repayments of $127,000. The increase in available for sale securities was primarily funded by increases in deposits, a reduction in interest-earning deposits with banks and increases in Federal Home Loan Bank advances.

Securities Held to Maturity. Our held to maturity securities portfolio consists primarily of mortgage-backed securities issued by government sponsored enterprises and a municipal bond. Held to maturity securities increased by $1.0 million, or 13.5%, from September 30, 2007 to September 30, 2008 due primarily to purchases of mortgage-backed securities totaling $6.0 million, offset by maturities of $4.0 million and principal repayments of $1.0 million. The increase in available for sale securities was primarily funded by increases in deposits, a reduction in interest-earning deposits with banks, and increases in Federal Home Loan Bank advances.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2008		2007		2006
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. government agency	$4,008	$4,059	$5,000	$5,006	$5,000	$4,969
FHLMC CMO	1,891	1,900	—	—	—	—
Municipal	4,669	4,642	1,119	1,115	807	815
Money market preferred stock	—	—	2,000	2,000	—	—
Mortgage-backed securities	—	—	—	—	—	—
Other equity securities	—	96	—	139	—	113

Total	$10,568	$10,697	$8,119	$8,260	$5,807	$5,897

Securities held to maturity:
U.S. government agency	—	—	4,000	4,000	4,000	3,980
Municipal	307	310	309	304	310	309
Mortgage-backed securities	8,149	8,181	3,113	3,091	3,909	3,846

Total	$8,456	$8,491	$7,422	$7,395	$8,219	$8,135

The following table sets forth the activity in our investment securities portfolio during the periods indicated.

	At or For the Year Ended September 30,
(In thousands)	2008	2007	2006
Mortgage-backed securities:
Mortgage-backed securities, beginning of period (1)	$3,091	$3,846	$4,790

Purchases	6,040	—	—
Sales	—	—	—
Maturities	—	—	—
Repayments and prepayments	(1,005)	(795)	(869)
Increase (decrease) in net unrealized gain	55	40	(75)
Net increase (decrease) in mortgage-backed securities	5,090	(755)	(944)

Mortgage-backed securities, end of period (1)	$8,181	$3,091	$3,846

Investment securities:
Investment securities, beginning of period (1)	$12,564	$10,186	$13,858

Purchases	7,577	5,311	807
Sales	—	—	—
Maturities	(9,000)	(3,000)	(4,435)
Repayments and prepayments	(129)	(1)	(44)
Increase (decrease) in net unrealized gain	(5)	68	—
Net increase (decrease) in investment securities	(1,557)	2,378	(3,672)

Investment securities, end of period (1)	$11,007	$12,564	$10,186

(1)	At fair value.

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2008. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 34%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available for sale:
U.S. government agency	—	—	2,049	4.75	2,010	3.76	—	—	4,059	4.26
CMO	—	—	—	—	—	—	1,900	5.02	1,900	5.02
Municipal	1,000	10.00	1,200	10.00	812	5.67	1,630	9.31	4,642	9.00
Mortgage-backed securities	—	—	—	—	—	—	—	—	—	—

Total	$1,000	10.00%	$3,249	6.69%	$2,822	4.31%	$3,530	7.00%	$10,697	6.47%

Securities held to maturity:
Municipal	—	—	—	—	307	5.53	—	—	307	5.53
Mortgage-backed securities	—	—	1,569	4.61	401	4.85	6,179	5.28	8,149	5.13

Total	—	—	$1,569	4.61%	$708	5.14%	$6,179	5.28%	$8,456	5.14%

Deposits. Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments. Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and certificates of deposits. In early 2007, we introduced free checking and sweep accounts. We believe that the introduction of these products has made us more competitive in attracting deposits during recent periods. Deposits increased $20.4 million, or 12.1%, from September 30, 2007 to September 30, 2008 primarily as a result of increases in interest-bearing checking, noninterest bearing checking and money market deposit accounts, offset by a decrease in certificates of deposits. The increase in the interest-bearing checking accounts balance is primarily due to stock conversion subscription funds on deposit. The decrease in certificates of deposits balance is due primarily to attrition resulting from the Bank offering lower rates on time deposits than its competitors in our primary market area in an attempt to alter the Bank’s funding sources to lower-cost core deposit accounts and FHLB advances.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2008	2007	2006
Non-interest-bearing demand deposits	$6,843	$5,011	$4,393
NOW accounts	39,340	19,127	19,207
Money market accounts	8,565	6,830	8,644
Passbook accounts	17,974	18,499	23,631
Certificates of deposit	116,487	119,315	120,016

Total	$189,209	$168,782	$175,891

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2008, none of which are brokered deposits. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)
Three months or less	$4,885
Over three through six months	10,847
Over six through twelve months	4,367
Over twelve months	10,173

Total	$30,272

The following table sets forth time deposits classified by rates at the dates indicated.

	At September 30,
(In thousands)	2008	2007	2006
1.01 - 2.00%	$—	$—	$170
2.01 - 3.00%	37,847	332	15,552
3.01 - 4.00%	22,816	25,288	24,224
4.01 - 5.00%	38,666	73,674	62,197
5.01 - 6.00%	4,869	7,784	5,618
6.01 - 7.00%	1,153	1,429	2,051
7.01 - 8.00%	4,878	5,116	5,142
8.01 - 9.00% (1)	6,258	5,692	5,062

Total	$116,487	$119,315	$120,016

(1)	Represents the investment of our pension plan assets in certificates of deposit.

The following table sets forth the amount and maturities of time deposits at September 30, 2008.

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
1.01 - 2.00%	$—	$—	$—	$—	$—	0.00%
2.01 - 3.00%	33,375	4,122	231	119	37,847	32.49
3.01 - 4.00%	12,781	4,081	2,441	3,513	22,816	19.59
4.01 - 5.00%	25,175	5,482	5,014	2,995	38,666	33.19
5.01 - 6.00%	425	339	1,986	2,119	4,869	4.18
6.01 - 7.00%	—	588	565	—	1,153	0.99
7.01 - 8.00%	144	3,485	1,249	—	4,878	4.19
8.01 - 9.00% (1)	6,258	—	—	—	6,258	5.37

Total	$78,158	$18,097	$11,486	$8,746	$116,487	100.00%

(1)	Represents the investment of our pension plan assets in certificates of deposit.

The following table sets forth deposit activity for the periods indicated.

	Year Ended September 30,
(In thousands)	2008	2007	2006
Beginning balance	$168,782	$175,891	$175,451

Increase (decrease) before interest credited	19,174	(8,470)	(817)
Interest credited	1,253	1,361	1,257

Net increase (decrease) in deposits	20,427	(7,109)	440

Ending balance	$189,209	$168,782	$175,891

Borrowings. We use borrowings from the Federal Home Loan Bank of Indianapolis (FHLBI) to supplement our supply of funds for loans and investments.

	Year Ended September 30,
(Dollars in thousands)	2008	2007	2006
Maximum amount of FHLB advances outstanding at any month-end during period	$8,000	$3,000	$—
Average FHLB advances outstanding during period	6,422	153	1,371
Weighted average interest rate during period	3.60%	5.23%	4.81%
Balance outstanding at end of period	$8,000	$3,000	$—
Weighted average interest rate at end of period	3.36%	4.88%	—%

Advances from the FHLBI increased $5.0 million from September 30, 2007 to September 30, 2008 as the Bank obtained an $8.0 million 3.36% fixed rate advance and utilized a portion of it to payoff the outstanding short-term variable rate advances due in March 2008. The proceeds from the fixed rate advance, maturing in January 2013, were also used to fund loan demand and to purchase available for sale securities. The Bank has additional borrowing capacity with the FHLBI of $52.0 million at September 30, 2008.

Results of Operations for the Years Ended September 30, 2008 and 2007

Overview. The Bank reported a net loss of $190,000 for the year ended September 30, 2008, compared to net income of $814,000 for the year ended September 30, 2007. The primary factor that contributed to the net loss for 2008 was a significant provision for loan losses related to the workout of problem loans to a large borrower. The collateral securing the loans was non-owner occupied, single-family residential real estate properties for which the condition and market value deteriorated significantly since the origination of the loans. The provision for loan losses was $781,000 greater for the year ended September 30, 2008 than the year ended September 30, 2007. Other factors adversely affecting net income for the year ended September 30, 2008 compared to the same period for 2007 include a decrease in net interest income of $344,000 and an increase in noninterest expense of $790,000, offset by an increase in noninterest income of $184,000 and a decrease in income tax expense of $727,000.

Net Interest Income. Net interest income decreased $344,000, or 5.0%, from $6.9 million for the year ended September 30, 2007 to $6.6 million for the year ended September 30, 2007 primarily as the result of a decrease in the interest rate spread from 2007 to 2008 and despite an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 108.61% for 2007 to 113.15% for 2008. The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased from 3.48% in 2007 to 2.97% in 2008.

Total interest income decreased $555,000, or 4.2%, from $13.1 million for 2007 to $12.5 million for 2008. The decrease was the result of a decrease in the average tax-equivalent yield on interest-earning assets of 0.71% from 7.13% for 2007 to 6.42% for 2008 and despite an increase of $11.9 million, or 6.5%, in the average balance of earning assets from $183.9 million in 2007 to $195.9 million in 2008. The average yield on interest-earning assets decreased primarily as a result of lower market interest rates. The average yield on interest-bearing deposits with banks, representing primarily overnight deposits with FHLBI, decreased most significantly from 5.02% for 2007 to 2.46% for 2008 as the economic slowdown resulted in a reduction in short-term market interest rates.

Interest income on loans decreased $128,000, or 1.1%, from $11.7 million for 2007 to $11.6 million for 2008 due to a decrease in the average tax-equivalent yield from 7.48% in 2007 to 6.74% in 2008 as a result of lower market interest rates and despite an increase in the average balance of loans outstanding. Average loans outstanding increased $15.5 million, or 9.9%, from $156.7 million in 2007 to $172.2 million in 2008. During 2008, in an effort to increase the size and diversity of the loan portfolio, the Bank offered competitive rates on short-term adjustable rate residential mortgage loans and was successful in originating these loans. This growth in adjustable rate loans combined with the impact of lower market interest rates reduced the average tax-equivalent yield earned on loans.

Interest income on interest-bearing deposits with banks decreased $439,000, or 72.9%, as a result of a $5.4 million decrease in the average balance for 2008 compared to 2007 and a significant decrease in the average yield from 5.02% in 2007 to 2.46% in 2008. During 2008, in order to mitigate the effects of declining market interest rates, management focused on reducing excess liquidity by investing in higher yielding loans and investment securities.

Total interest expense decreased $211,000, or 3.4%, as a result of a decrease in the average cost of funds from 3.65% in 2007 to 3.45% in 2008 and despite a $3.8 million increase in the average balance of interest-bearing liabilities from $169.3 in 2007 to $173.1 million in 2008. The average balance of interest-bearing deposits was $166.7 million in 2008 compared to $169.2 million in 2007 and the average cost of funds for deposits was 3.44% in 2008 compared to 3.65% in 2007. The average balance of FHLBI advances was $6.4 million in 2008 compared to $153,000 in 2007 and the average cost of funds for advances was 3.60% in 2008 compared to 5.23% in 2007. The average cost of interest-bearing liabilities decreased for 2008 primarily as a result of a reduction in the rate offered on passbook savings accounts during 2008, the repricing of time deposits at lower market rates during 2008, and the use of advances from FHLBI during 2008.

Average Balances and Yields.

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using monthly balances. We believe the use of monthly balances, rather than daily balances are representative of our operations. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and on investment and mortgage-backed securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Year Ended September 30,
	2008			2007			2006
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits with banks	$6,638	$163	2.46%	$11,994	$602	5.02%	$7,637	$372	4.87%
Loans	172,272	11,611	6.74	156,733	11,720	7.48	161,696	11,065	6.84
Investment securities	9,511	451	4.74	10,374	566	5.46	11,518	534	4.64
Mortgage-backed securities	6,144	291	4.74	3,466	166	4.79	4,295	194	4.52
Federal Home Loan Bank stock	1,336	68	5.09	1,344	65	4.84	1,447	69	4.77

Total interest-earning assets	195,901	12,584	6.42	183,911	13,119	7.13	186,593	12,234	6.56

Non-interest-earning assets	15,109			21,526			19,481

Total assets	211,010			$205,437			$206,074

Liabilities and equity:
NOW accounts	$21,391	$144	0.67	$19,618	$148	0.75	$19,667	$140	0.71
Money market deposit accounts	7,134	127	1.78	7,657	137	1.79	9,767	174	1.78
Passbook accounts	17,923	86	0.48	21,477	296	1.38	24,521	381	1.55
Certificates of deposit	120,263	5,384	4.48	120,430	5,594	4.65	115,503	4,489	3.89

Total interest-bearing deposits	166,711	5,741	3.44	169,182	6,175	3.65	169,458	5,184	3.06
Federal Home Loan Bank advances	6,422	231	3.60	153	8	5.23	1,371	66	4.81

Total interest-bearing liabilities	173,133	5,972	3.45	169,335	6,183	3.65	170,829	5,250	3.07

Non-interest-bearing deposits	5,823			4,649			4,353
Other non-interest-bearing liabilities	2,363			2,197			2,223

Total liabilities	181,446			176,181			177,405
Total equity	29.691			29,256			28,669

Total liabilities and equity	$211,010			$205,437			$206,074

Net interest income		$6,612			$6,936			$6,984

Interest rate spread			2.97%			3.48%			3.49%

Net interest margin			3.38%			3.77%			3.74%

Average interest-earning assets to average interest-bearing liabilities			113.15%			108.61%			109.23%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Year Ended September 30, 2008 Compared to Year Ended September 30, 2007			Year Ended September 30, 2007 Compared to Year Ended September 30, 2006
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
(In thousands)	Volume	Rate		Volume	Rate
Interest income:
Interest-bearing deposits with banks	$(205)	$(234)	$(439)	$11	$219	$230
Loans receivable	671	(780)	(109)	974	(319)	655
Investment securities	(44)	(71)	(115)	85	(53)	32
Mortgage-backed securities	127	(2)	125	12	(40)	(28)
Other interest-earning assets	—	3	3	1	(5)	(4)

Total interest-earning assets	549	(1,084)	(535)	1,083	(198)	885

Interest expense:
Deposits	(88)	(346)	(434)	999	(8)	991
Federal Home Loan Bank advances	225	(2)	223	6	(64)	(58)

Total interest-bearing liabilities	137	(348)	(211)	1,005	(72)	933

Net increase (decrease) in net interest income	$412	$(736)	$(324)	$78	$(126)	$(48)

Provision for Loan Losses. The provision for loan losses increased $781,000 from $759,000 for the year ended September 30, 2007 to $1.5 million for the year ended September 30, 2008. As discussed above, the primary factor that contributed to the significant provision to loan losses for 2008 was the workout of problem loans of a large borrower and the deterioration of the collateral securing the loans due to substandard maintenance and disrepair. The provision for loan losses related to these nonperforming amounted to approximately $881,000 for 2008. It is management’s assessment that the allowance for loan losses at September 30, 2008 was adequate and appropriately reflected the inherent risk of loss in the Bank’s loan portfolio at that date.

During 2008, the Bank had net charge-offs of $1.1 million compared to $330,000 for 2007 and the net loan portfolio growth was $7.4 million for 2008 compared to a net increase of $676,000 for 2007. The loan portfolio growth for 2008 was primarily in the owner-occupied residential mortgage portfolio, which generally has a lower level of inherent credit risk than commercial real estate, commercial business and consumer loans. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the increase in nonperforming loans. See “Analysis of Nonperforming and Classified Assets” included herein.

Noninterest Income. Noninterest income increased $184,000, or 21.1%, to $1.1 million for the year ended September 30, 2008 as compared $870,000 for the year ended September 30, 2007. The Bank’s principal source of noninterest income is deposit account service charges. Service charges on deposits accounts increased $31,000 from $502,000 for 2007 to $533,000 for 2008 primarily due to an increased fee structure assessed to customers. Net gain on sales of mortgage loans was $21,000 for 2008 compared to $6,000 for 2007. The cash surrender value of life insurance increased $130,000 from $29,000 for 2007 to $159,000 for 2008 primarily as a result of a $3.0 million investment in bank-owned life insurance in December 2007. Other noninterest income increased $8,000 from $333,000 for 2007 to $341,000 for 2008.

Noninterest Expense. Noninterest expenses increased $790,000, or 13.6%, to $6.6 million for the year ended September 30, 2008 compared to $5.8 million for the year ended September 30, 2007. An increase in compensation and benefits expense represented $209,000 of the increase in noninterest expense, primarily due to an increase in staff and normal salary increases. Occupancy and equipment expense increased $65,000 primarily as a result of increases in real estate taxes, building maintenance and depreciation expense. Data processing expense increased $38,000 due to increased customer banking activities and normal vendor fee increases. Professional fees increased $46,000 primarily as a result of increases in audit fees and legal fees related to an increase in problem loans and nonperforming assets. Net loss on foreclosed real estate increased $257,000, primarily due to the sale of a substantial number of foreclosed real estate properties, of which a significant portion were the deteriorated non-owner occupied, single-family properties received from the aforementioned large borrower relationship. Other operating expenses increased $193,000 primarily due to increased officer and employee training expenditures and related travel expense, increased losses and expenses of repossessed assets and increases in other miscellaneous operating expenses.

Income Tax Expense. The Bank recognized an income tax benefit of $300,000 for the year ended September 30, 2008 compared to income tax expense of $427,000 for the year ended September 30, 2007 due to a pre-tax loss for 2008 and increased tax-exempt sources of income for 2008 as compared to 2007. The effective tax rate for 2007 increased was 34.4%. See note 11 of the notes to consolidated financial statements beginning on page F-1 of this annual report.

Risk Management

Overview. Managing risk is essential to successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue or in the value of our common stock once we become a public company.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a late notice is sent to the borrower and a late fee is assessed. When the loan becomes 30 days past due, a more formal letter is sent. Between 15 and 30 days past due, telephone calls are also made to the borrower. After 30 days, we regard the borrower as in default. The borrower may be sent a letter from our attorney and we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. Generally, we institute foreclosure proceedings when a loan is 60 days past due. Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on non-accrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a non-accrual loan are first applied to the outstanding principal balance.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated. We had no troubled debt restructurings at any of the dates indicated.

	At September 30,
(Dollars in thousands)	2008	2007	2006	2005	2004
Non-accrual loans:
Residential real estate	$472	$99	$568	$221	$191
Commercial real estate	—	22	211	15	15
Multi-family	—	—	—	—	—
Land and land development	33	33	—	—	18
Construction	—	—	418	—	—
Commercial business	119	—	9	—	187
Consumer	174	277	368	591	501

Total	798	431	1,574	827	912

Accruing loans past due 90 days or more:
Residential real estate	678	572	—	563	572
Commercial real estate	—	104	—	—	—
Construction	—	—	—	—	—
Multi-family	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	175	—	141	191	151

Total	853	676	141	754	723

Total of non-accrual and 90 days or more past due loans	1,651	1,107	1,715	1,581	1,635
Real estate owned	390	1,278	1,941	555	1,092
Other non-performing assets	146	198	45	219	215

Total non-performing assets	$2,187	$2,583	$3,701	$2,355	$2,942

Total non-performing loans to total loans	0.94%	0.64%	1.01%	0.93%	0.96%

Total non-performing loans to total assets	0.72%	0.54%	0.83%	0.77%	0.76%

Total non-performing assets and troubled debt restructurings to total assets	0.96%	1.27%	1.79%	1.14%	1.36%

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we may establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At September 30,
(In thousands)	2008	2007	2006
Special mention assets	$3,769	$1,605	$680
Substandard assets	1,650	4,481	2,468
Doubtful assets	618	409	408
Loss assets	—	—	—

Total classified assets	$6,037	$6,495	$3,556

Classified assets includes loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore, are not included as non-performing assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30,				At September 30,
	2008				2007
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	7	$573	9	$570	9	$629	9	$589
Commercial real estate	—	—	—	—	—	—	2	116
Multi-family	—	—	—	—	—	—	—	—
Construction	1	35	1	252	—	—	—	—
Commercial business	1	36	—	–	2	295	—	—
Land and land development.	—	—	1	33	1	400	1	33
Consumer	17	118	17	316	5	171	10	194

Total	26	$762	28	$1,171	17	$1,495	22	$932

	At September 30,
	2006
	30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	4	$565	8	$515
Commercial real estate	2	103	1	211
Multi-family	—	—	—	—
Construction	—	—	3	418
Commercial business	2	316	1	9
Land and land development	—	—	—	—
Consumer	17	223	17	368

Total	25	$1,207	30	$1,521

Analysis and Determination of the Allowance for Loan Losses.

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allowance required for identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.

Specific Allowance Required for Identified Problem Loans. We establish a specific allowance for loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not currently classified in order to recognize the inherent losses associated with lending activities. The general allowance covers non-classified loans and is based on historical loss experience adjusted for qualitative factors such as changes in economic conditions, changes in the volume of past due and non-accrual loans and classified assets, changes in the nature and volume of the portfolio, changes in the value of underlying collateral for collateral dependent loans, concentrations of credit, and other factors.

Unallocated Valuation Allowance. We establish an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimate specific and general losses in the loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2008			2007			2006
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$622	35.97%	66.06%	$267	20.59%	57.96%	$88	10.14%	56.32%
Commercial real estate	220	12.72	8.74	137	10.56	10.62	118	13.59	11.19
Multi-family	—	—	—	—	—	3.11	—	—	4.03
Construction	—	—	4.63	—	—	8.59	—	—	12.08
Land and land development	50	2.89	2.69	—	—	2.91	—	—	1.48
Commercial business	196	11.34	8.15	268	20.66	7.31	157	18.09	6.00
Consumer	641	37.08	9.73	625	48.19	9.50	505	58.18	8.90
Unallocated	—	—	—	—	—	—	—	—	—

Total allowance for loan Losses	$1,729	100.00%	100.00%	$1,297	100.00%	100.00%	$868	100.00%	100.00%

	At September 30,
	2005			2004
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$114	12.93%	58.75%	$51	6.34%	60.96%
Commercial real estate	51	5.78	6.88	48	5.96	6.70
Multi-family	—	—	3.83	—	—	4.21
Construction	—	—	14.60	—	—	11.90
Land and land development	—	—	1.71	—	—	0.97
Commercial business	169	19.16	4.96	204	25.34	5.19
Consumer	548	62.13	9.27	502	62.36	10.07
Unallocated	—	—	—	—	—	—

Total allowance for loan Losses	$882	100.00%	100.00%	$805	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the Office of Thrift Supervision, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. The Office of Thrift Supervision may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2008	2007	2006	2005	2004
Allowance for loan losses at beginning of period	$1,297	$868	$882	$805	$681

Provision for loan losses	1,540	758	813	336	226

Charge offs:
Residential real estate	1,085	—	528	30	—
Commercial real estate	—	216	—	—	—
Multi-family	—	—	—	—	—
Land and land development	—	—	—	—	—
Construction	—	—	—	—	—
Commercial business	—	9	—	98	—
Consumer	153	198	314	142	115

Total charge-offs	1,238	424	842	270	115

Recoveries:
Residential real estate	—	—	—	—	—
Non-residential real estate	110	—	—	—	—
Multi-family	—	—	—	—	—
Land and land development	—	—	—	—	—
Construction	—	—	—	—	—
Commercial business		2	—	—	—
Consumer	20	93	15	11	13

Total recoveries	130	95	15	11	13

Net charge-offs (recoveries)	1,108	329	827	259	102

Allowance for loan losses at end of period	$1,729	$1,297	$868	$882	$805

Allowance for loan losses to non-performing loans	104.72%	117.16%	50.61%	55.79%	49.24%
Allowance for loan losses to total loans outstanding at the end of the period	0.98%	0.75%	0.51%	0.52%	0.47%
Net charge-offs (recoveries) to average loans outstanding during the period	0.64%	0.21%	0.51%	0.16%	0.07%

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration and generally selling in the secondary market substantially all newly originated one-to four-family residential real estate loans. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Management Committee, which includes members of management approved by the Board of Directors, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income.

Net Portfolio Value Analysis. We use a net portfolio value analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by capturing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items, based on a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at September 30, 2008 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value			Net Portfolio Value as a Percent of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)
300	$28,964	$(6,251)	(18)%	12.83%	(205	)bp
200	31,420	(3,795)	(11)	13.68	(120	)bp
100	33,805	(1,410)	(4)	14.47	(41	)bp
0	35,215	—	—	14.88	—
(100)	35,203	(12)	—	14.77	(11	)bp

The Office of Thrift Supervision uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Liquidity Management. Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Indianapolis. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $21.4 million. Securities classified as available-for-sale, amounting to $10.7 million at September 30, 2008, provide additional sources of liquidity. In addition, at September 30, 2008, we had the ability to borrow a total of approximately $60.0 million from the Federal Home Loan Bank of Indianapolis. At September 30, 2008, we had $8.0 million Federal Home Loan Bank advances outstanding.

At September 30, 2008, we had $36.4 million in commitments to extend credit outstanding. Certificates of deposit due within one year of September 30, 2008 totaled $78.2 million, or 67.1% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following tables present certain of our contractual obligations as of September 30, 2008.

	Payments due by period
(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Deferred director fee agreements	$287	$6	$11	$11	$259
Deferred compensation agreements (1)	268	29	64	72	103
Operating lease obligations	13	10	3	—	—
FHLB advances	8,000	—	—	8,000	—

Total	$8,013	$10	$3	$8,000	$—

(1)	Includes deferred compensation agreement with a former officer that calls for annual payments of $9,000 until his death.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Financing and Investing Activities

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended September 30,
(In thousands)	2008	2007	2006
Investing activities:
Loan purchases	$—	$—	$—
Loan originations	(78,418)	(83,470)	(85,415)
Loan principal repayments	72,603	80,707	84,667
Loan sales	1,879	453	822
Proceeds from maturities and principal repayments of investment securities	9,107	3,000	4,435
Proceeds from maturities and principal repayments of mortgage-backed securities	992	789	860
Proceeds from sales of investment securities available-for-sale	—	—	—
Proceeds from sales of mortgage-backed securities available-for-sale	—	—	—
Purchases of investment securities	(7,577)	(5,311)	(807)
Purchases of mortgage-backed securities	(6,040)	—	—
Financing activities:
Increase (decrease) in deposits	20,427	(7,109)	440
Increase in Federal Home Loan Bank advances	5,000	3,000	—

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement,” and note 15 of the notes to consolidated financial statements beginning on page F-1 of this annual report.

The net proceeds of our stock offering initially increased our consolidated equity by $23.2 million. The capital from the offering has significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan after its approval by shareholders, unless extraordinary circumstances exist and we receive regulatory approval.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 12 of the notes to consolidated financial statements beginning on page F-1 of this annual report.

For the year ended September 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 1 of the notes to consolidated financial statements beginning on page F-1 of this annual report.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this annual report have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A(T).	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors of First Savings Financial Group and First Savings Bank are each comprised of eight persons who are elected for terms of three (3) years, approximately one-third of whom are elected annually. At the first annual meeting of stockholders of First Savings Financial Group, each director will be up for election for either a 1-year, 2-year or 3-year term so as to establish the initial classification of the Board of Directors. The same individuals comprise the boards of directors of First Savings Financial Group and First Savings Bank.

Information regarding the directors is provided below. Unless otherwise stated, each person has held his or her current occupation for the last five years. Ages presented are as of September 30, 2008. The starting year of service as director relates to service on the board of directors of First Savings Bank.

Charles E. Becht, Jr. is owner and President of Ward Forging Co., Inc., a steel fabrication company. Age 60. Director since 1995.

Cecile A. Blau serves as a county judge in the State of Indiana. Ms. Blau’s current term as judge will expire in December 2008. Age 63. Director since 2008.

Gerald Wayne Clapp, Jr. is President of CLAPP Auto Group, an auto sales and service company. Age 59. Director since 1995.

John P. Lawson, Jr. is the Chief Operations Officer of First Savings Bank and First Savings Financial Group. Mr. Lawson joined First Savings Bank in 1988. Previously, he served as Assistant Vice President, Vice President, Senior Vice President and Executive Vice President of First Savings Bank. Age 51. Director since 2006.

Robert E. Libs is owner and Chief Executive Officer of AML, Inc., a contractor. Age 67. Director since 1992.

Michael F. Ludden serves as Chairman of the Board of First Savings Financial Group and First Savings Bank. He is President and Chief Executive Officer of L. Thorn Company, Inc., a construction materials distribution company. Age 59. Director since 1992.

Larry W. Myers is the President and Chief Executive Officer of First Savings Bank and First Savings Financial Group. Mr. Myers joined First Savings Bank in 2005. Previously, he served as Chief Operations Officer of First Savings Bank. Prior to joining First Savings Bank, he served as an area President of National City Bank in southern Indiana. Age 50. Director since 2005.

Douglas A. York is President of Rodefer Moss & Co, PLLC, an accounting firm. Age 46. Director since 2008.

Executive Officers

The executive officers of First Savings Financial Group and First Savings Bank are elected annually by the board of directors and serve at the board’s discretion. The executive officers of First Savings Financial Group and First Savings Bank are:

Name	Position
Larry W. Myers	President and Chief Executive Officer
John P. Lawson, Jr.	Chief Operations Officer
M. Sue Johnson	Treasurer and Corporate Secretary

Below is information regarding our other executive officer who is not also a director. She has held her current position for at least the last five years, unless otherwise stated. Age presented is as of September 30, 2008.

M. Sue Johnson is Treasurer and Corporate Secretary of First Savings Bank and First Savings Financial Group. Ms. Johnson joined First Savings Bank in July 1981. Age 61.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to regulations promulgated under the Exchange Act, the Company’s officers, directors and persons who own more than 10% of the outstanding shares of the Company’s common Stock (“Reporting Persons”) are required to file reports detailing their ownership and changes of ownership in such common stock (collectively, “Reports”), and to furnish the Company with copies of all such Reports. Based solely on its review of the copies of such Reports or written representations that no such Reports were necessary that the Company received during the past fiscal year or with respect to the last fiscal year, management believes that during the fiscal year ended September 30, 2008, all of the Reporting Persons complied with these reporting requirements.

Code of Ethics

The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees. A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Bank’s website at www.fsbbank.net.

Corporate Governance

The Audit Committee of the Company’s board of directors is responsible for providing oversight relating to our consolidated financial statements and financial reporting process, systems of internal accounting and financial controls, internal audit function, annual independent audit and the compliance and ethics programs established by management and the board. The Audit Committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. The Audit Committee consists of Douglas A. York (Chair), Gerald W. Clapp, Jr. and Michael F. Ludden. Each member of the Audit Committee is independent in accordance with the listing standards of the Nasdaq Stock Market. The Company’s board of directors has designated Douglas A. York as an audit committee financial expert under the rules of the Securities and Exchange Commission.

Item 11.	EXECUTIVE COMPENSATION

The following information is furnished for the principal executive officer of First Savings Financial Group or its subsidiaries and all other executive officers of First Savings Financial Group or its subsidiaries whose total compensation for the fiscal year ended September 30, 2008, exceeded $100,000.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total
Larry W. Myers President & Chief Executive Officer	2008 2007	$174,100 173,200	$2,068 6,088	$9,886 6,594	$186,054 185,882
John P. Lawson, Jr. Chief Operations Officer	2008 2007	$121,800 101,800	$1,448 3,599	$6,000 4,139	$129,248 109,538

(1)	Details of the amounts disclosed in the “All Other Compensation” column for fiscal 2008 are provided in the table below:

	Mr. Myers	Mr. Lawson
Employer contributions to 401(k) Plan	$9,886	$6,000
Total all other compensation	$9,886	$6,000

Employment Agreements. First Savings Bank and First Savings Financial Group have entered into employment agreements with each of Messrs. Myers and Lawson effective October 7, 2008.

The employment agreements each provide for three-year terms, subject to annual renewal by the board of directors for an additional year beyond the then-current expiration date. The current base salaries under the employment agreements are $173,200 and $123,800 for Messrs. Myers and Lawson, respectively. The agreements also provide for participation in employee benefit plans and programs maintained for the benefit of employees and senior management personnel, including incentive compensation, health and welfare benefits, retirement benefits and certain fringe benefits as described in the agreements.

Upon termination of either executive’s employment for “cause”, as defined in the agreement, the executive will receive no further compensation or benefits under the agreement. If we terminate the executive for reasons other than cause or disability, or if the executive resigns after the occurrence of specified circumstances that constitute constructive termination, the executive will continue to receive his base salary for the remaining unexpired term of the agreement. In addition, we will continue or cause to be continued the executive’s medical benefits until the earlier of the executive’s employment with another employer, his death or the end of the remaining term of his employment agreement. If we terminate an executive due to disability, we will continue to pay the executive’s base salary, benefits (other than bonus) and perquisites until the executive becomes eligible for benefits under our disability plan.

Under each of the employment agreements, if, in connection with or following a change in control (as described in the agreements), we terminate the executive without cause or if the executive terminates employment voluntarily under certain circumstances specified in the agreement, he will receive a severance payment equal to three times his average annual taxable compensation for the five preceding taxable years. In addition, we will continue or cause to be continued the executive’s medical benefits until the earlier of the executive’s employment with another employer, his death or the end of the remaining term of his employment agreement.

Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times the individual’s base amount are deemed to be “excess parachute payments” if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of the payment in excess of the base amount, and we would not be entitled to deduct such amount. The agreements provide for the reduction, at the election of the executives, of change in control payments to the executives to the extent necessary to ensure that they will not receive “excess parachute payments”, which otherwise would result in the imposition of an excise tax.

Upon termination of employment (other than termination in connection with a change in control), each executive will be required to adhere to a one-year non-competition provision.

We also agree to pay all reasonable costs and legal fees of the executives in relation to the enforcement of the employment agreements, provided the executives succeed on the merits in a legal judgment, arbitration proceeding or settlement. The employment agreements also provide for indemnification of the executives to the fullest extent legally permissible.

Change in Control Agreements. Effective October 7, 2008, First Savings Bank entered into change in control agreements with Donald R. Allen, our Chief Lending Officer, and Anthony A. Schoen, our Assistant Controller.

Each change in control agreement has a three-year term, subject to annual renewal by the board of directors of First Savings Bank to extend the term for an additional year in connection with a review of the executive’s performance. If the executives’ employment involuntarily terminates or if First Savings Bank constructively terminates the executives (under circumstances outlined in the agreement) in connection with or following a change in control, the executives will receive a severance payment equal to three times the executives’ base salary on the termination date. In addition, First Savings Bank will continue to provide the executives with medical, dental and life insurance coverage for no longer than 36 months following termination of employment.

Employee Severance Compensation Plan. Effective October 7, 2008, First Savings Bank implemented the First Savings Bank Employee Severance Compensation Plan. The plan provides severance benefits to eligible employees who terminate employment in connection with a change in control. Employees are eligible for severance benefits under the plan if they complete a minimum of one year of service and do not enter into a separate employment or change in control agreement with First Savings Bank or an affiliate, including First Savings Financial Group. Under the severance plan, if, within twelve months after a change in control, an employee’s employment involuntarily terminates, or if the employee voluntarily terminates employment under circumstances specified in the plan, the terminated employee will receive a severance payment equal to two weeks of base compensation for each year of service, up to a maximum of six months of base compensation.

Pension Benefits

Employees’ Pension Plan. We maintain the First Savings Bank Employees’ Pension Plan to provide retirement benefits for eligible employees. Employees are eligible to participate in the retirement plan on the May 1st or November 1st that coincides with or next follows their attainment of age 21 and completion of one year of eligibility service. An active participant may retire on or after the date the participant attains age 65 and receive a monthly pension in the form of a straight life annuity equal to 1.85% of his or her monthly compensation multiplied by his or her years of benefit service at normal retirement (up to a maximum of 25 years). After attainment of age 55 and the completion of ten years of service, an active participant may elect early retirement. Upon early retirement, a participant is entitled to receive his or her accrued pension commencing on his or her normal retirement date or, if the participant desires, he or she may elect to receive a reduced pension which will commence following the participant’s early retirement date. If the employment of an active participant is terminated because of total and permanent disability, the participant will be entitled to receive a disability pension equal to the participant’s accrued pension, without actuarial reduction, commencing on his or her normal retirement date, or, if the participant desires, he or she may elect to receive a reduced pension payable following termination of service due to the disability.

Participants generally have no vested interest in retirement plan benefits before the completion of five years of service. Following the completion of five years of vesting service, or in the event of a participant’s attainment of age 65, death or termination of employment due to disability, a participant will become 100% vested in the accrued benefit under the retirement plan. Participants may generally elect to receive benefits in the form of a life annuity, a joint and survivor annuity, or a life annuity with a minimum guaranteed payment.

We have taken steps to freeze the Employees’ Pension Plan as of June 30, 2008. As a result, each active participant’s pension benefit will be determined based on the participant’s compensation and duration of employment as of June 30, 2008, and compensation and employment after that date will not be taken into account in determining pension benefits under the pension plan.

Benefit Plans

Profit Sharing/401(k) Plan. We maintain the First Savings Bank Profit Sharing/401(k) Plan, a tax-qualified defined contribution plan, for all employees of First Savings Bank who satisfy the plan’s eligibility requirements. Participants become eligible to participate in the plan on the January 1st or July 1st that coincides with or next follows their attainment of age 21 and completion of six months of service. Eligible employees may contribute up to 100% of their compensation to the plan on a pre-tax basis, subject to limitations imposed by the Internal Revenue Code. For 2008, the salary deferral contribution limit is $15,500; provided, however, participants over age 50 may contribute an additional $5,000 to the plan. Participants are always 100% vested in their salary deferral contributions. In addition to salary deferral contributions, the plan provides that we can make discretionary matching contributions and profit sharing contributions to the accounts of plan participants. During the 2007 plan year, we made matching contributions to the plan on behalf of each participant in an amount equal to 100% of the first 3% of the salary deferral contributions made by each participant to the plan. Participants are 100% vested in their employer matching contributions. For the 2008 plan year, First Savings Bank made safe harbor matching contributions for each participant equal to 100% of each participant’s elective deferrals up to 5% of compensation. Participants have individual accounts under the plan and may direct the investment of their accounts among a variety of investment funds.

Employee Stock Ownership Plan. First Savings Bank maintains an employee stock ownership plan for eligible employees. Eligible employees may participate in the employee stock ownership plan as of the first plan entry date (January 1st or July 1st) following or coincident with attainment of age 21 and completion of 1,000 hours of service during a consecutive 12-month period. For participation purposes, all eligible employees are given prior service credit for hours worked as of their date of hire.

Nonqualified Deferred Compensation

Supplemental Executive Retirement Plan. We maintain a supplemental executive retirement plan that provides for supplemental retirement benefits with respect to the employee stock ownership plan. The plan provides participating executives with benefits otherwise limited by other provisions of the Internal Revenue Code or the terms of the employee stock ownership plan loan. Specifically, the plan provides benefits to eligible individuals (those designated by our Board of Directors) that cannot be provided under the employee stock ownership plan as a result of the limitations imposed by the Internal Revenue Code, but that would have been provided under the employee stock ownership plan but for such limitations. In addition to providing for benefits lost under tax qualified plans as a result of limitations imposed by the Internal Revenue Code, the plan also provides supplemental benefits to designated individuals upon a change of control before the complete scheduled repayment of the employee stock ownership plan loan. Generally, upon such an event, the supplemental executive retirement plan provides the individual with a benefit equal to what the individual would have received under the employee stock ownership plan had he or she remained employed throughout the term of the employee stock ownership plan loan less the benefits actually provided under the employee stock ownership on behalf of such individual. An individual’s benefit under the supplemental executive retirement plan generally becomes payable upon the change in control of First Savings Bank or First Savings Financial Group. Messrs. Myers and Lawson participate in the plan. The Board of Directors may also designate other officers as participants in future years.

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of First Savings Financial Group and First Savings Bank during the 2008 fiscal year.

	Fees Earned or Paid in Cash	All Other Compensation	Total
Charles E. Becht, Jr.	$14,375	$—	$14,375
Cecile A. Blau (1)	7,550	—	7,550
Gerald Wayne Clapp, Jr.	14,375	—	14,375
Robert E. Libs	14,375	—	14,375
Michael F. Ludden	18,875	—	18,875
Douglas A. York (1)	7,550	—	7,550

(1)	Appointed to the board of directors in March 2008.

Cash Retainer and Meeting Fees For Non-Employee Directors. The following table sets forth the applicable retainers and fees that will be paid to our non-employee directors for their service on the boards of directors of First Savings Financial Group and First Savings Bank for their service during 2009.

Board of Directors of First Savings Bank
Fee per Board Meeting – Director	$950
Fee per Board Meeting – Chairman	$1,350

Board of Directors of First Savings Financial Group
Annual Retainer	$5,000
Fee per committee meeting	$200	($300 for Chairman of the Committee)

Directors’ Deferred Compensation Agreements. First Savings Bank has entered into deferred compensation agreements with some of our non-employee directors at their election. Under the agreements, each director may defer the receipt of meeting and other board fees to a future date; generally until a director’s normal retirement date of age 70. Under the agreements, First Savings Bank credits the deferred compensation amounts quarterly with interest at a rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%. Subject to certain elections available to each director, deferred compensation amounts are distributable over a period of 180 months typically commencing at normal retirement age or termination of service. Benefits also become distributable over a 180 month period following a director becoming disabled. If a director dies prior to the commencement of benefit payments or prior to the completion of all benefit payments, the benefit or remaining benefit, as the case may be, are distributed to the director’s beneficiary in a single lump sum.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners

The following table provides information as of December 1, 2008 about the persons, other than directors and executive officers, known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power.

Name and Address	Number of Shares Owned		Percent of Common Stock Outstanding
First Savings Bank, F.S.B. Employee Stock Ownership Plan 501 East Lewis & Clark Parkway Clarksville, Indiana 47129	203,363	(1)	8.0	% (2)

(1)	As of December 1, 2008, no shares have been allocated to participants’ ESOP accounts.
(2)	Based on 2,542,042 shares of the Company’s common stock outstanding and entitled to vote as of December 1, 2008.

Ownership of Management

The following table provides information about the shares of Company common stock that may be considered to be owned by each director or nominee for director of the Company, by the executive officers named in the Summary Compensation Table and by all directors, nominees for director and executive officers of the Company as a group as of December 1, 2008. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown.

Name	Number of Shares Owned (2)	Percent of Common Stock Outstanding (1)
Directors:
Charles E. Becht, Jr.	20,000(3)	*
Cecile A. Blau	4,500	*
Gerald Wayne Clapp, Jr.	30,000(4)	1.18
Robert E. Libs	25,000(5)	*
John P. Lawson, Jr.	10,000	*
Michael F. Ludden	30,000(6)	1.18
Larry W. Myers	35,000(7)	1.38
Douglas A. York	30,000(8)	1.18

Executive Officers Who Are Not Directors:
M. Sue Johnson	944	*

All Directors and Executive Officers as a Group (9) persons	185,444	7.30%

*	Represents less than 1% of the Company’s outstanding shares.
(1)	Based on 2,542,042 shares of the Company’s common stock outstanding and entitled to vote as of December 1, 2008.
(2)	Includes shares held under the First Savings Bank Profit Sharing/401(k) Plan as follows: Mr. Myers – 20,000 shares; and Ms. Johnson – 944 shares.
(3)	Includes 20,000 shares held in an individual retirement account

(4)	Includes 10,000 shares held by Mr. Clapp’s spouse.
(5)	Includes 20,000 shares held in an individual retirement account and 5,000 shares held in his spouse’s individual retirement account.
(6)	Includes 10,000 shares held by Mr. Ludden’s spouse.
(7)	Includes 15,000 shares held in his spouse’s individual retirement account.
(8)	Includes 20,000 shares held by a limited liability company with which Mr. York is affiliated.

Changes in Control

Management of First Savings Financial Group knows of no arrangements, including any pledge by any person or securities of First Savings Financial Group, the operation of which may at a subsequent date result in a change in control of the registrant.

Securities Authorized for Issuance Under Compensation

None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits loans by First Savings Financial Group to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by First Savings Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. First Savings Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit First Savings Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee. First Savings Bank does not sponsor such a program.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of First Savings Bank’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors. See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Transactions with Related Parties.”

The aggregate outstanding balance of loans extended by First Savings Bank to its executive officers, employees and directors and related parties was $3.6 million at September 30, 2008. These loans were performing according to their original terms at September 30, 2008. In addition, these loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to First Savings Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features when made.

Other Transactions. Since October 1, 2007, there have been no transactions and there are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers and directors had or will have a direct or indirect material interest.

Director Independence

All of our directors are independent under the current listing standards of the Nasdaq Stock Market, except for Larry W. Myers, who serves as President and Chief Executive Officer of First Savings Financial Group and First Savings Bank, and John P. Lawson, Jr., who serves as the Chief Operations Officer of First Savings Financial Group

and First Savings Bank. In determining the independence of directors, the board of directors considered the various deposit, loan and other relationships that each director has with First Savings Bank, including loans and lines of credit to Charles E. Becht, Jr., Gerald Wayne Clapp, Jr., John P. Lawson, Jr. and Robert E. Libs, in addition to the transactions disclosed under this Item 13 but determined in each case that these relationships did not interfere with their exercise of independent judgment in carrying out their responsibilities as a director.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company by Monroe Shine & Co., Inc. for the fiscal years ended September 30, 2008 and 2007:

	2008	2007
Audit fees (1)	$151,665	$37,705
Audit related fees (2)	16,560	34,310
Tax fees (3)	7,765	5,905
All other fees (4)	77,162	87,855

(1)	Includes fees for the audit of the consolidated financial statements and review of the interim financial information contained in the quarterly reports on Form 10-Q and other regulatory reporting. In addition, this category includes fees for services associated with SEC registration statements or other documents filed in connection with securities offerings including comfort letters, consents and assistance with the review of documents filed with the SEC.
(2)	Includes fees for attestation and related services traditionally performed by the auditor including attestation services not required by statute or regulation, consultations concerning financial accounting and reporting standards and due diligence related to mergers or acquisitions.
(3)	Includes fees for tax compliance services including preparation of original and amended federal and state income tax returns, preparation of personal property tax returns and tax payment and planning advice.
(4)	Other fees includes fees for information technology project management, process improvements and network management assistance for information technology systems not associated with the financial statements.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Company’s Audit Committee has adopted a policy for approval of audit and permitted non-audit services by the Company’s independent registered public accounting firm. The Audit Committee will consider annually and approve the provision of audit services by the independent registered public accounting firm and, if appropriate, approve the provision of certain defined audit and non-audit services. The Audit Committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements.

Any proposed specific engagement may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its independent registered public accounting firm.

During the year ended September 30, 2008, all of the audit related fees, tax fees and all other fees set forth above were approved by the Audit Committee.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)

3.2	Bylaws of First Savings Financial Group, Inc. (1)

4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)

10.1	Employment Agreement by and between First Savings Financial Group, Inc., First Savings Bank, F.S.B. and Larry W. Myers, dated October 7, 2008* (2)

10.2	Employment Agreement by and between First Savings Financial Group, Inc., First Savings Bank, F.S.B. and John P. Lawson, Jr., dated October 7, 2008* (2)

10.3	Change in Control Severance Agreement by and between First Savings Bank, F.S.B. and Anthony A. Schoen, dated October 7, 2008* (2)

10.4	Change in Control Severance Agreement by and between First Savings Bank, F.S.B. and Donald R. Allen, dated October 7, 2008* (2)

10.5	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (2)

10.6	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (2)

21.0	Subsidiaries

23.0	Consent of Monroe Shine & Co., Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-151636), as amended, initially filed with the Securities and Exchange Commission on June 13, 2008.
(2)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 22, 2008	By:	/s/ Larry W. Myers
Larry W. Myers President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers Larry W. Myers	President, Chief Executive Officer and Director (principal executive officer)	December 22, 2008

/s/ M. Sue Johnson M. Sue Johnson	Treasurer and Corporate Secretary (principal accounting and financial officer)	December 22, 2008

/s/ John P. Lawson, Jr. John P. Lawson, Jr.	Chief Operations Officer and Director	December 22, 2008

/s/ Charles E. Becht, Jr. Charles E. Becht, Jr.	Director	December 22, 2008

/s/ Cecile A. Blau Cecile A. Blau	Director	December 22, 2008

/s/ Gerald Wayne Clapp, Jr. Gerald Wayne Clapp, Jr.	Director	December 22, 2008

/s/ Robert E. Libs Robert E. Libs	Director	December 22, 2008

/s/ Michael F. Ludden Michael F. Ludden	Director	December 22, 2008

/s/ Douglas A. York Douglas A. York	Director	December 22, 2008

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors

First Savings Bank, F.S.B.

Clarksville, Indiana

We have audited the accompanying consolidated balance sheets of First Savings Bank, F.S.B. and Subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of income, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Savings Bank, F.S.B. and Subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New Albany, Indiana

October 31, 2008

MONROE SHINE & CO., INC. CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND 2007

(In thousands)	2008	2007
ASSETS
Cash and due from banks	$5,378	$6,391
Interest-bearing deposits with banks	16,001	4,004

Total cash and cash equivalents	21,379	10,395

Securities available for sale, at fair value	10,697	8,260
Securities held to maturity (fair value of $8,491 in 2008 and $7,395 in 2007)	8,456	7,422

Loans, net of allowance for loan losses of $1,729 in 2008 and $1,297 in 2007	174,807	167,371

Federal Home Loan Bank stock, at cost	1,336	1,336
Premises and equipment	4,242	4,369
Foreclosed real estate	390	1,278
Accrued interest receivable:
Loans	770	900
Securities	160	182
Cash surrender value of life insurance	3,755	596
Other assets	2,932	1,212

Total Assets	$228,924	$203,321

LIABILITIES
Deposits:
Noninterest-bearing	$6,843	$5,011
Interest-bearing	182,366	163,771

Total deposits	189,209	168,782

Advances from Federal Home Loan Bank	8,000	3,000
Accrued interest payable	143	175
Advance payments by borrowers for taxes and insurance	398	332
Accrued expenses and other liabilities	1,454	1,370

Total Liabilities	199,204	173,659

COMMITMENTS AND CONTINGENCIES

EQUITY
Retained earnings—substantially restricted	29,420	29,610
Accumulated other comprehensive income	300	52

Total Equity	29,720	29,662

Total Liabilities and Equity	$228,924	$203,321

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands)	2008	2007
INTEREST INCOME
Loans, including fees	$11,579	$11,707
Securities:
Taxable	657	650
Tax-exempt	56	54
Dividend income	68	65
Interest-bearing deposits with banks	163	602

Total interest income	12,523	13,078

INTEREST EXPENSE
Deposits	5,741	6,175
Borrowed funds	231	8

	5,972	6,183

Net interest income	6,551	6,895
Provision for loan losses	1,540	759

Net interest income after provision for loan losses	5,011	6,136

NONINTEREST INCOME
Service charges on deposit accounts	533	502
Net gain on sales of mortgage loans	21	6
Increase in cash surrender value of life insurance	159	29
Other income	341	333

Total noninterest income	1,054	870

NONINTEREST EXPENSE
Compensation and benefits	3,104	2,895
Occupancy and equipment	815	750
Data processing	599	561
Advertising	142	160
Professional fees	216	170
Net loss on foreclosed real estate	375	118
Other operating expenses	1,304	1,111

Total noninterest expense	6,555	5,765

Income (loss) before income taxes	(490)	1,241
Income tax expense (benefit)	(300)	427

Net Income (Loss)	$(190)	$814

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Retained Earnings	Net Unrealized Gain on Securities Available for Sale	Defined Benefit Pension Plan	Total
Balances at October 1, 2006	$28,796	$54	$—	$28,850

COMPREHENSIVE INCOME
Net income	814	—	—	814
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of deferred income tax expense of $20	—	31	—	31
Less: reclassification adjustment	—	—		—

Total comprehensive income				845

Adjustment to initially apply SFAS No. 158, net of deferred income tax benefit of $22	—	—	(33)	(33)

Balances at September 30, 2007	29,610	85	(33)	29,662

COMPREHENSIVE INCOME
Net income	(190)	—	—	(190)
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of deferred income tax benefit of $5	—	(7)	—	(7)

Defined benefit pension plan:
Net unrecognized gain, net of deferred income tax expense of $167	—	—	255	255
Amortization of transition asset, net of deferred income tax expense of $2	—	—	3	3
Amortization of prior service cost, net of deferred income tax benefit of $2	—	—	(3)	(3)

Total comprehensive income				58

Balances at September 30, 2008	$29,420	$78	$222	$29,720

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(190)	$814
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,540	759
Depreciation	295	281
Amortization of premiums and accretion of discounts on securities, net	35	7
Mortgage loans originated for sale	(1,858)	(447)
Proceeds on sale of mortgage loans	1,879	453
Gain on sale of mortgage loans	(21)	(6)
Net realized and unrealized loss on foreclosed real estate	278	18
Increase in cash surrender value of life insurance	(159)	(29)
Deferred income taxes	(129)	(14)
Decrease in accrued interest receivable	151	50
Increase (decrease) in accrued interest payable	(33)	28
Change in other assets and liabilities, net	(1,244)	(175)

Net Cash Provided By Operating Activities	544	1,739

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(7,577)	(5,311)
Proceeds from maturities of securities available for sale	5,000	3,000
Purchase of securities held to maturity	(6,040)	—
Proceeds from maturities of securities held to maturity	4,000	—
Principal collected on mortgage-backed securities	992	789
Principal collected on collateralized mortgage obligations	107	—
Proceeds on redemption of Federal Home Loan Bank stock	—	43
Net increase in loans	(8,941)	(1,401)
Investment in cash surrender value of life insurance	(3,000)	—
Cash proceeds from sale of foreclosed real estate	574	612
Purchase of premises and equipment	(168)	(243)

Net Cash Used In Investing Activities	(15,053)	(2,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	20,427	(7,109)
Proceeds from Federal Home Loan Bank advances	8,000	3,000
Repayment of Federal Home Loan Bank advances	(3,000)	—
Net increase in advance payments by borrowers for taxes and insurance	66	53

Net Cash Provided By (Used In) Financing Activities	25,493	(4,056)

Net Increase (Decrease) in Cash and Cash Equivalents	10,984	(4,828)
Cash and cash equivalents at beginning of year	10,395	15,223

Cash and Cash Equivalents at End of Year	$21,379	$10,395

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Savings Bank, F.S.B. (the Bank) is a federal mutual savings bank which provides a variety of banking services to individuals and business customers through its seven offices in southern Indiana. The Bank’s primary source of revenue is single-family residential mortgage loans.

The Bank’s wholly-owned subsidiary, Southern Indiana Financial Corporation sells non-deposit investment products. The Bank’s other wholly-owned subsidiary, FFCC, Inc. is currently inactive.

Basis of Consolidation and Reclassifications

The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiaries, Southern Indiana Financial Corporation and FFCC, Inc. Inter-company balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with current year presentation.

Statements of Cash Flows

For purposes of the statements of cash flows, the Bank has defined cash and cash equivalents as cash and amounts due from banks and interest-bearing deposits with other banks.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate and other assets acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties.

A majority of the Bank’s loan portfolio consists of single-family residential and commercial real estate loans in the southern Indiana area. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio and the recovery of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed assets may be necessary based on changes in local economic conditions. In addition, as an integral part of their examination process, regulatory agencies periodically review the estimated losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible the estimated losses on loans and foreclosed real estate may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(1 - continued)

Investment Securities

Securities Available for Sale: Securities available for sale consist primarily of U.S. government agency debt securities, including collateralized mortgage obligations issued by the Federal Home Loan Mortgage Corporation (FHLMC CMO), municipal bonds and money market preferred stock and are stated at fair value. Amortization of premium and accretion of discount are recognized in interest income using methods approximating the interest method over the period to maturity. Unrealized gains and losses, net of tax, on securities available for sale are included in other comprehensive income and the accumulated unrealized holding gains and losses are reported as a separate component of equity until realized. Realized gains and losses on the sale of securities available for sale are determined using the specific identification method and are included in other noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.

Securities Held to Maturity: U.S. government agency debt securities, including mortgage-backed securities, and municipal debt securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premium and accretion of discount that are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities.

Declines in the fair value of individual available for sale and held to maturity securities below their amortized cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Mortgage Banking Activities

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. Aggregate market value is determined based on the quoted prices under a “best efforts” sales agreement with a third party. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains on sales of mortgage loans are included in noninterest income.

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage loan commitments at market rates when initiated. Fair value is estimated based on fees that would be charged on commitments with similar terms. At September 30, 2008, the Bank had commitments to originate $53,000 in fixed rate mortgage loans intended for sale in the secondary market after the loans are closed.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(1 - continued)

Loans and Allowance for Loan Losses

The Bank grants real estate mortgage, commercial business and consumer loans. A substantial portion of the loan portfolio is represented by residential mortgage loans to customers in southern Indiana. The ability of the Bank’s customers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for loan losses.

Loan origination and commitment fees, as well as, certain direct costs of underwriting and closing loans are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

The recognition of income on a loan is discontinued and previously accrued interest is reversed, when interest or principal payments become ninety (90) days past due unless, in the opinion of management, the outstanding interest remains collectible. Past due status is determined based on contractual terms. Generally, by applying the cash receipts method, interest income is subsequently recognized only as received until the loan is returned to accrual status. The cash receipts method is used when the likelihood of further loss on the loan is remote. Otherwise, the Bank applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance until the loan qualifies for return to accrual status. A loan is restored to accrual status when all principal and interest payments are brought current and the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. The Bank’s practice is to charge off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loans classification as a loss by regulatory examiners, or for other reasons.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(1 - continued)

Loans and Allowance for Loan Losses—continued

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Premises and Equipment

The Bank uses the straight line method of computing depreciation at rates adequate to amortize the cost of the applicable assets over their estimated useful lives. Items capitalized as part of premises and equipment are valued at cost. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold, or otherwise disposed of, are removed from the related accounts and any gain or loss is included in earnings.

Foreclosed Real Estate

Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Bank has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed real estate is recorded at the lower of fair value less estimated costs to sell or cost, which becomes the property’s new basis. Any write-downs based on the property’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent impairment adjustments to the carrying amount of a property, if any, are included in other noninterest expense.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(1 - continued)

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, estimated losses on foreclosed real estate, accumulated depreciation, and accrued income and expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Benefit Plans

The Bank has a defined benefit pension plan covering substantially all employees. It is the policy of the Bank to fund the maximum amount that can be deducted for federal income tax purposes but in amounts not less than the minimum amounts required by law. The Bank uses a June 30 measurement date for its defined benefit pension plan. The Bank also provides a contributory defined contribution plan available to all eligible employees.

Advertising Costs

Advertising costs are charged to operations when incurred.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements under SFAS No. 109, Accounting for Income Taxes. The Interpretation prescribes a “more likely than not” threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition, as the cumulative effect of applying the provisions of the Interpretation are recognized as an adjustment to retained earnings. The provisions of the Interpretation were originally effective for fiscal years beginning after December 15, 2006 but, in February 2008, were deferred until fiscal years beginning after December 31, 2007. The Bank has no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits during the next fiscal year relative to any tax positions taken after January 1, 2008. The Bank believes that its income tax filings would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. Consequently, no reserves for uncertain income tax positions are expected to be recorded nor is it expected that the Bank would record a cumulative effect adjustment related to the adoption of this Interpretation.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(1 - continued)

Recent Accounting Pronouncements—continued

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement does not require any new fair value measurements under existing accounting pronouncements. The definition of fair value retains the exchange price notion found in earlier definitions of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact the sell or transfer. The statement further emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, the statement provides that fair value measurement should be determined based on the assumptions that market participants would use in pricing the assets or liability. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with earlier implementation permitted. The application of this statement is not expected to have a material impact on the Bank’s financial condition or results of operations.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans. This new standard requires employers to (1) recognize in their balance sheets an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (eliminating the alternative of a measurement date that could be up to three months earlier under prior standards); and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. SFAS No. 158 also amends the disclosure requirements in the notes to financial statements by requiring information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective for the fiscal year ended September 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the Bank’s fiscal year end balance sheet is effective for fiscal years ending after December 15, 2008. The Bank adopted the measurement provision of SFAS No. 158 on October 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007. Accordingly, the Bank adopted SFAS No. 159 on October 1, 2008. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings. The adoption of this statement had no impact on the Bank’s financial position and results of operations.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(1 - continued)

Recent Accounting Pronouncements—continued

In December 2007, FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS No. 160). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on the Bank’s consolidated financial position or results of operations.

In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the presentation and disclosures in the Bank’s consolidated financial statements.

In May 2008, FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the Unites States (the GAAP hierarchy). SFAS No. 162 divides the body of GAAP into four categories by level of authority. This statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Bank’s consolidated financial position or results of operations.

(2)	SUBSEQUENT EVENT—MUTUAL TO STOCK CONVERSION AND CHANGE IN CORPORATE FORM

On October 6, 2008, in accordance with a Plan of Conversion adopted by its board of directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly-owned subsidiary of First Savings Financial Group, Inc. (the Company), an Indiana corporation organized in May 2008 to serve as the holding company for the Bank. In connection with the conversion, the Company issued an aggregate of 2,542,042 shares of common stock at an offering price of $10.00 per share. In addition, in connection with the conversion, First Savings Charitable Foundation was formed, to which the Company contributed 110,000 shares of common stock and $100,000 in cash.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(3)	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2008:
Securities available for sale:

U.S. government agency	$4,008	$51	$—	$4,059
FHLMC CMO	1,891	9	—	1,900
Municipal	4,669	—	27	4,642

Subtotal – debt securities	10,568	60	27	10,601

Equity securities	—	96	—	96

Total securities available for sale	$10,568	$156	$27	$10,697

Securities held to maturity:

Mortgage-backed securities:
GNMA certificates	$558	$—	$8	$550
FNMA certificates	3,271	2	8	3,265
FHLMC certificates	4,320	46	—	4,366

	8,149	48	16	8,181

Other debt securities:
Municipal	307	3	—	310

Total securities held to maturity	$8,456	$51	$16	$8,491

September 30, 2007:
Securities available for sale:

U.S. government agency	$5,000	$9	$3	$5,006
Municipal	1,119	1	5	1,115
Money market preferred stock	2,000	—	—	2,000
Other equity securities	—	139	—	139

Total securities available for sale	$8,119	$149	$8	$8,260

Securities held to maturity:

Mortgage-backed securities:
GNMA certificates	$714	$5	$—	$719
FNMA certificates	518	—	3	515
FHLMC certificates	1,881	—	24	1,857

	3,113	5	27	3,091

Other debt securities:
U.S. government agency	4,000	2	2	4,000
Municipal	309	—	5	304

	4,309	2	7	4,304

Total securities held to maturity	$7,422	$7	$34	$7,395

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(3-continued)

The amortized cost and fair value of debt securities as of September 30, 2008 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,000	$1,000	$—	$—
Due after one year through five years	3,200	3,249	—	—
Due after five years through ten years	2,843	2,822	307	310
Due after ten years	1,634	1,630	—	—

	8,677	8,701	307	310

FHLMC CMO	1,891	1,900	—	—
Mortgage-backed securities	—	—	8,149	8,181

	$10,568	$10,601	$8,456	$8,491

Information pertaining to securities with gross unrealized losses at September 30, 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

(Dollars in thousands)	Number of Investment Positions	Fair Value	Gross Unrealized Losses
Securities available for sale:
Continuous loss position less than twelve months:
Municipal bonds	5	$1,092	$(27)

Total securities available for sale	5	$1,092	$(27)

Securities held to maturity:
Continuous loss position less than twelve months:
Mortgage-backed securities	17	$3,412	$(16)

Total securities held to maturity	17	$3,412	$(16)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(3-continued)

The debt securities with loss positions at September 30, 2008 have depreciated 0.94% from the Bank’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 4.98% and a weighted-average coupon rate of 5.11%. The securities are either backed by government issuers or secured by mortgage loans. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

(4)	LOANS

Loans at September 30, 2008 and 2007 consisted of the following:

(In thousands)	2008	2007
Real estate mortgage:
1-4 family residential	$113,518	$104,297
Multi-family residential	3,282	1,275
Commercial	15,459	18,364
Residential construction	6,189	11,583
Commercial construction	1,991	3,265
Land and land development	4,748	5,022
Commercial business loans	14,411	12,645
Consumer:
Home equity loans	9,970	8,275
Auto loans	1,950	1,946
Boat loans	3,257	3,975
Other consumer loans	2,033	2,225

Gross loans	176,808	172,872

Deferred loan origination fees and costs, net	795	618
Undisbursed portion of loans in process	(1,067)	(4,822)
Allowance for loan losses	(1,729)	(1,297)

Loans, net	$174,807	$167,371

Mortgage loans serviced for the benefit of others amounted to $810,000 and $1,341,000 at September 30, 2008 and 2007, respectively. The remaining balance of mortgage service rights from prior years was amortized to expense during the year ended September 30, 2007. No mortgage servicing rights have been capitalized since the year ended September 30, 1999.

An analysis of the allowance for loan losses is as follows:

(In thousands)	2008	2007
Beginning balances	$1,297	$868
Recoveries	131	94
Loans charged-off	(1,239)	(424)
Provision for loan losses	1,540	759

Ending balances	$1,729	$1,297

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(4-continued)

At September 30, 2008 and 2007, the total recorded investment in nonaccrual loans amounted to approximately $798,000 and $431,000 respectively. The total recorded investment in loans past due ninety days or more and still accruing interest amounted to approximately $853,000 and $676,000 at September 30, 2008 and 2007, respectively. Information about impaired loans and the related allowance for loan losses is presented below.

(In thousands)	2008	2007
At end of year:
Impaired loans with related allowance	$617	$271
Impaired loans with no allowance	1,034	836

Total	$1,651	$1,107

Allowance related to impaired loans	$318	$128
Average balance of impaired loans during the year	2,064	1,117
Interest income recognized in the statements of income during the periods of impairment	33	27
Interest income received during the periods of impairment – cash method	49	36

The Bank has entered into loan transactions with certain directors, officers and their affiliates (related parties). In the opinion of management, such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than normal risk of collectibility or present other unfavorable features. The Bank had loans to related parties of $3,585,000 and $3,270,000 at September 30, 2008 and 2007, respectively.

The following is a summary of activity for related party loans:

(In thousands)	2008	2007
Beginning balance	$3,270	$2,248
New loans and advances	1,329	1,598
Repayments	(994)	(418)
Reclassifications	(20)	(158)

Ending balance	$3,585	$3,270

(5)	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

(In thousands)	2008	2007
Land and land improvements	$1,343	$1,343
Office buildings	4,195	4,203
Furniture, fixtures and equipment	2,362	2,398

	7,900	7,944
Less accumulated depreciation	3,658	3,575

Totals	$4,242	$4,369

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(6)	FORECLOSED REAL ESTATE

At September 30, 2008 and 2007, the Bank had foreclosed real estate held for sale of $390,000 and $1,278,000, respectively. During the year ended September 30, 2008, foreclosure losses in the amount of $1,085,000 were charged-off to the allowance for loan losses. No foreclosure losses were charged-off to the allowance for loan losses for the year ended September 30, 2007. Losses on subsequent writedowns of foreclosed real estate amounted to $103,000 and $25,000 in fiscal years 2008 and 2007, respectively, and are aggregated with realized gains and losses from the sale of foreclosed real estate and real estate taxes and other expenses of holding foreclosed real estate. Net realized gain (loss) from the sale of foreclosed real estate amounted to $(175,000) and $7,000 for the years ended September 30, 2008 and 2007, respectively. Real estate taxes and other expenses of holding foreclosed real estate amounted to $96,000 and $100,000 for the years ended September 30, 2008 and 2007, respectively. The net loss is reported in noninterest expense.

(7)	DEPOSITS

The aggregate amount of time deposit accounts (certificates of deposit) with balances of $100,000 or more was approximately $30,272,000 and $29,145,000 at September 30, 2008 and 2007, respectively.

At September 30, 2008, scheduled maturities of certificates of deposit were as follows:

Years ending September 30:	(In thousands)
2009	$78,158
2010	18,097
2011	11,486
2012	2,033
2013 and thereafter	6,713

Total	$116,487

The Bank held deposits of approximately $4,840,000 and $6,277,000 for related parties at September 30, 2008 and 2007, respectively.

(8)	DEFERRED COMPENSATION PLANS

The Bank has deferred compensation agreements with former officers who are receiving benefits. The agreements provide for the payment of specific benefits following retirement. Deferred compensation expense was $28,000 and $27,000 for the years ended September 30, 2008 and 2007, respectively.

The Bank has a directors’ deferred compensation plan whereby a director, at his election, defers a portion of his monthly director fees into an account with the Bank. The Bank accrues interest on the deferred obligation monthly at the rate of 8% per annum for the deferral period which extends to the director’s normal retirement age of 70. The benefits under the plan are payable for a period of fifteen years following normal retirement, however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death. Deferred compensation expense for this plan was $50,000 and $49,000 for the years ended September 30, 2008 and 2007, respectively.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(9)	BENEFIT PLANS

Defined Benefit Plan:

The Bank sponsors a defined benefit pension plan covering substantially all employees. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Bank’s funding policy is to contribute the larger of the amount required to fully fund the plan’s current liability or the amount necessary to meet the funding requirements as defined by the Internal Revenue Code. The Bank uses a June 30 measurement date for the plan. Effective June 30, 2008, the board of directors elected to freeze the accrual of benefits and, as a result, each active participant’s pension benefit will be determined based on the participant’s compensation and duration of employment as of June 30, 2008, and compensation and employment after that date will not be taken into account in determining pension benefits under the plan.

The following table sets forth the reconciliations of the benefit obligation, the fair value of plan assets, and the funded status of the Bank’s plan as of and for the years ended September 30, 2008 and 2007:

(In thousands)	2008	2007
Change in projected benefit obligation:
Balance at beginning of year	$4,958	$4,899
Service cost	197	202
Interest cost	302	296
Actuarial loss (gain)	766	(338)
Curtailment	(1,054)	—
Benefits paid	(118)	(101)

Balance at end of year	$5,051	$4,958

Change in plan assets:
Fair value of plan assets at beginning of year	$5,635	$5,023
Actual return on plan assets	504	457
Employer contributions	177	271
Benefits paid	(118)	(116)

Fair value of plan assets at end of year	$6,198	$5,635

Funded status	$1,147	$677

Amounts recognized in the balance sheets consist of:
Excess pension asset recognized in other assets	$1,147	$677

Accumulated other comprehensive income (loss)	$222	$(33)

Amounts recognized in accumulated other comprehensive income consist of the following:

Net gain (loss) at end of fiscal year	$367	$(38)
Prior service cost	—	(83)
Net transition asset existing at date of adoption of SFAS No. 87	—	66

	367	(55)
Deferred income tax (expense) benefit	(145)	22

Net amount recognized	$222	$(33)

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(9 - continued)

Components of net periodic benefit expense and other amounts recognized in other accumulated comprehensive income are as follows:

(In thousands)	2008	2007
Net periodic benefit expense:
Service cost	$197	$202
Interest cost on projected benefit obligation	302	296
Expected return on plan assets	(370)	(335)
Amortization of transition asset	(5)	—
Amortization of prior service cost	5	—
Amortization of unrecognized loss	—	—

Net periodic benefit expense	$129	$163

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of transition asset	5	—
Amortization of prior service cost	(5)	—

Total recognized in other comprehensive income	—	—

Total recognized in net periodic pension benefit expense and other comprehensive income	$129	$203

The unamortized estimated prior service cost and net transition asset existing at the date of adoption of SFAS No. 87 remaining at the effective date of the curtailment of benefits was included in the determination of the net curtailment gain deferred as of September 30, 2008.

The following are weighted average assumptions used to determine benefit obligations at June 30, 2008 and 2007 and net periodic benefit cost for the years then ended:

Discount rate	6.17%	6.17%
Rate of compensation increase	3.50%	3.50%
Expected long-term return on plan assets	6.50%	6.50%

The expected long-term return on plan assets assumption is based on a periodic review and modeling of the plan’s asset allocation and liability structure over a long-term horizon. Expectations of returns on each asset class are the most important of the assumptions used in the review and modeling and are based on reviews of historical data. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(9 - continued)

The plan’s weighted-average asset allocations at June 30, 2008 and 2007 by asset category are as follows:

	2008	2007
Bank time deposits	99.4%	99.3%
Bank demand deposits	0.6	0.7

Total	100.0%	100.0%

The plan’s target asset allocation for 2008 is 100% investment in bank deposits. Bank deposits include time and demand deposit liabilities of the Bank.

The plan’s investment policy includes guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. The objective is to maintain investment portfolios that limit risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plan’s actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies. The Bank periodically reviews the investment policy. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.

The Bank contributed $177 to the Plan for the fiscal year ended September 30, 2008 and does not anticipate any additional contributions for the fiscal year ending September 30, 2009.

The following estimated pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid for years ending September 30:

(In thousands)
2009	$117
2010	121
2011	125
2012	214
2013	293
Years 2014-2018	1,800

The Bank adopted the recognition provisions of SFAS No. 158 for the year ended September 30, 2007. (See Note 1) The incremental effect of applying SFAS No. 158 on individual line items in the balance sheet at September 30, 2007 were as follows:

(In thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Other assets including pension asset	$1,864	$(55)	$1,809
Total assets	203,376	(55)	203,321
Deferred income taxes	475	(22)	453
Total liabilities	173,681	(22)	173,659
Accumulated other comprehensive income	85	(33)	52
Total equity	29,695	(33)	29,662

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). Contributions to the plan amounted to $104,000 and $81,000 for the years ended September 30, 2008 and 2007, respectively.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(10)	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

(In thousands)	2008	2007
3.36% Fixed rate advance maturing January 25, 2013	$8,000	$—
Variable rate advance (4.88% at September 30, 2007) maturing March 24, 2008	—	3,000

	$8,000	$3,000

The Bank entered into an Advances and Security Agreement with the Federal Home Loan Bank of Indianapolis (“FHLB”) whereas the Bank has the ability to initiate advances from the FHLB. The advances are secured under a blanket collateral agreement. At September 30, 2008 and 2007, the carrying value of residential and commercial mortgage loans pledged as security for the advances was $70,526,000 and $65,679,000, respectively.

(11)	INCOME TAXES

The Bank and its subsidiaries file consolidated income tax returns. The components of the consolidated income tax expense (benefit) were as follows:

(In thousands)	2008	2007
Current	$429	$441
Deferred	(129)	(14)

	$(300)	$427

The reconciliation of income tax expense (benefit) with the amount which would have been provided at the federal statutory rate of 34 percent follows:

(In thousands)	2008	2007
Provision at federal statutory rate	$(167)	$422
State income tax-net of federal tax benefit	(43)	59
Tax-exempt interest income	(35)	(16)
Other	(55)	(38)

Net provision (benefit) for income taxes	$(300)	$427

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(11 - continued)

Significant components of the Bank’s deferred tax assets and liabilities as of September 30, 2008 and 2007 are as follows:

(In thousands)	2008	2007
Deferred tax liabilities:
Accumulated depreciation	$358	$370
Deferred loan fees and costs, net	479	453
Prepaid pension asset	429	264
Federal Home Loan Bank stock dividends	52	53
Unrealized gain on securities available for sale	51	56
Other	32	15

Total deferred tax liabilities	$1,401	$1,211

Deferred tax assets:
Deferred compensation plans	199	189
Accrued severance compensation	—	39
Allowance for loan losses	676	506
Charitable contributions carryover	14	—
Valuation allowance on foreclosed real estate and repossessions	26	24

Total deferred tax assets	915	758

Net deferred tax liability	$486	$453

The Bank has an Indiana net operating loss carryover of $293,000 available to reduce Indiana taxable income in subsequent years. The Bank also has an Indiana enterprise zone tax credit of $26,000 available to reduce the Indiana tax liability in subsequent years. The net operating loss carryover and the enterprise zone tax credit carryover expire for the years ending September 30, 2024 and 2019, respectively.

Prior to October 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations. Retained earnings at September 30, 2008 and 2007 include $4,556,000 of cumulative deductions for which no deferred federal income tax liability has been recorded. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate. The unrecorded deferred liability on these amounts was $1,549,000 at September 30, 2008 and 2007.

Federal legislation enacted in 1996 repealed the use of the qualified thrift reserve method of accounting for bad debts for tax years beginning after December 31, 1995. As a result, the Bank discontinued the calculation of the annual addition to the statutory bad debt reserve using the percentage-of-taxable-income method and adopted the experience reserve method for banks. Under this method, the Bank computes its federal tax bad debt deduction based on actual loss experience over a period of years.

The legislation also provided that the Bank will not be required to recapture its pre-1988 statutory bad debt reserves if it ceases to meet the qualifying thrift definitional tests and if the Bank continues to qualify as a “bank” under existing provisions of the Internal Revenue Code.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(12)	COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the accompanying consolidated financial statements.

Commitments under outstanding standby letters of credit totaled $28,000 at September 30, 2008.

The following is a summary of the commitments to extend credit at September 30, 2008 and 2007:

	2008	2008	2007
	Weighted Average Rate
(Dollars in thousands)		Amount	Amount
Fixed rate loans with terms as follows:
6 to 24 months	7.77%	$497	$796
7 to 15 years	—	—	730
20 to 30 years	6.79%	97	465

Total fixed rate loan commitments		594	1,991

Adjustable rate loans with 1 to 30 year terms		210	1,708
Unused lines of credit on credit cards		26,293	23,249
Undisbursed portion of commercial lines of credit		8,190	8,428
Undisbursed portion of loans in process		1,067	4,822

Total commitments to extend credit		$36,354	$40,198

(13)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments (see Note 12). The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional lending commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Bank has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2008 or 2007.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(14)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank. The estimated fair values of the Bank’s financial instruments at September 30, 2008 and 2007 are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)
Financial assets:
Cash and due from banks	$5,378	$5,378	$6,391	$6,391
Interest-bearing deposits in banks	16,001	16,001	4,004	4,004
Securities available for sale	10,697	10,697	8,260	8,260
Securities held to maturity	8,456	8,491	7,422	7,395

Loans, net	174,807	174,437	167,371	166,823

Federal Home Loan Bank stock	1,336	1,336	1,336	1,336
Accrued interest receivable	930	930	1,082	1,082

Financial liabilities:
Deposits	189,209	191,590	168,782	169,921
Advances from Federal Home Loan Bank	8,000	7,825	3,000	2,995
Accrued interest payable	143	143	175	175
Advance payments by borrowers for taxes and insurance	398	404	332	396

Off-balance-sheet financial instruments:
Asset (liability) related to commitments to extend credit	—	10	—	26

The carrying amounts in the preceding table are included in the consolidated balances sheets under the applicable captions. The contract or notional amounts of the Bank’s financial instruments with off-balance-sheet risk are disclosed in Note 12.

Cash and Cash Equivalents

For cash and short-term instruments, including cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.

Debt and Equity Securities

For debt and equity securities with readily determinable market values, the fair values are based on quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices for similar securities or third-party pricing models using observable market-based parameters. For Federal Home Loan Bank stock, a restricted equity security, the carrying amount is a reasonable estimate of fair value because the stock is not marketable.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(14 - continued)

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and terms. The carrying amount of accrued interest receivable approximates its fair value.

Deposits

The fair value of demand and savings deposits and other transaction accounts is the amount payable on demand at the balance sheet date. The fair value of fixed-maturity time deposits is estimated by discounting the future cash flows using the rates currently offered for deposits with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Off-Balance-Sheet Financial Instruments

Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, the fair value estimate considers the difference between current interest rates and the committed rates.

(15)	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet minimum capital requirements can initiate certain mandatory–and possibly additional discretionary–actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible capital to adjusted total assets (as defined), Tier I (core) capital (as defined) to adjusted total assets, Tier I capital to risk-weighted assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2008, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk in either year.

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(15-continued)

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

As of September 30, 2008:

Total equity capital and ratio to total assets	$29,720	13.0%
Adjustments to equity capital	(300)

Tangible capital and ratio to adjusted total assets	$29,420	12.9%	$3,429	1.5%	$4,571	2.0%

Tier I (core) capital and ratio to adjusted total assets	$29,420	12.9%	$6,858	3.0%	$11,429	5.0%

Tier I capital and ratio to risk-weighted assets	$29,420	21.1%	$5,582	4.0%	$8,374	6.0%

Allowance for loan losses	1,407

Total risk-based capital and ratio to risk-weighted assets	$30,827	22.1%	$11,165	8.0%	$13,956	10.0%

Total assets	$228,924

Adjusted total assets	$228,573

Risk-weighted assets	$139,560

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(15-continued)

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of September 30, 2007:

Total equity capital and ratio to total assets	$29,662	14.6%
Adjustments to equity capital	(52)

Tangible capital and ratio to adjusted total assets	$29,610	14.6%	$3,048	1.5%	$4,064	2.0%

Tier I (core) capital and ratio to adjusted total assets	$29,610	14.6%	$6,095	3.0%	$10,159	5.0%

Tier I capital and ratio to risk-weighted assets	$29,610	23.9%	$4,959	4.0%	$7,438	6.0%

Allowance for loan losses	1,010

Total risk-based capital and ratio to risk-weighted assets	$30,620	24.7%	$9,918	8.0%	$12,397	10.0%

Total assets	$203,321

Adjusted total assets	$203,180

Risk-weighted assets	$123,974

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(16)	CONCENTRATION OF CREDIT RISK

At September 30, 2008 and 2007, the Bank had a concentration of credit risk with a correspondent bank as follows:

(In thousands)	2008	2007
Due from correspondent bank balance in excess of federal deposit insurance limit	$3,845	$6,673

(17)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(In thousands)	2008	2007
Cash payments for:

Interest	$6,005	$6,155
Taxes	262	134

Non-cash investing activities:

Transfers from loans to foreclosed real estate	1,295	294

Proceeds from sales of foreclosed real estate Financed through loans	1,361	323

FIRST SAVINGS BANK, F.S.B. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SEPTEMBER 30, 2008 AND 2007

(18)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
September 30, 2008:

Interest income	$3,207	$3,094	$3,143	$3,079
Interest expense	1,540	1,556	1,470	1,406

Net interest income	1,667	1,538	1,673	1,673
Provision for loan losses	94	1,109	333	4

Net interest income after provision for loan losses	1,573	429	1,340	1,669
Noninterest income	224	275	252	303
Noninterest expenses	1,521	1,627	1,561	1,846

Income before income taxes	276	(923)	31	126
Income tax expense (benefit)	92	(391)	(10)	9

Net income (loss)	$184	$(532)	$41	$117

September 30, 2007:

Interest income	$3,265	$3,296	$3,276	$3,241
Interest expense	1,547	1,544	1,576	1,516

Net interest income	1,718	1,752	1,700	1,725
Provision for loan losses	164	256	222	116

Net interest income after provision for loan losses	1,554	1,496	1,478	1,609
Noninterest income	203	184	208	275
Noninterest expenses	1,526	1,422	1,348	1,470

Income before income taxes	231	258	338	414
Income tax expense	66	96	117	148

Net income	$165	$162	$221	$266