Form 10-Q
period 2008-12-31
First Savings Financial Group Inc
filed 2009-02-17
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2009 was 2,542,042.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	December 31, 2008	September 30, 2008
ASSETS
Cash and due from banks	$5,200	$5,378
Interest-bearing deposits with banks	504	16,001

Total cash and cash equivalents	5,704	21,379

Securities available for sale, at fair value	21,834	10,697
Securities held to maturity	8,170	8,456

Loans held for sale	—	—
Loans, net	181,144	174,807

Federal Home Loan Bank stock, at cost	1,336	1,336
Premises and equipment	4,233	4,242
Foreclosed real estate	390	390
Accrued interest receivable:
Loans	739	770
Securities	275	160
Cash surrender value of life insurance	3,804	3,755
Other assets	2,263	2,932

Total Assets	$229,892	$228,924

LIABILITIES
Deposits:
Noninterest-bearing	$6,478	$6,843
Interest-bearing	155,895	182,366

Total deposits	162,373	189,209

Advances from Federal Home Loan Bank	14,403	8,000
Accrued interest payable	121	143
Advance payments by borrowers for taxes and insurance	189	398
Accrued expenses and other liabilities	1,147	1,454

Total Liabilities	178,233	199,204

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,052 shares	25	—
Additional paid-in capital	24,263	—
Retained earnings - substantially restricted	28,780	29,420
Unearned ESOP shares	(1,898)	—
Accumulated other comprehensive income	489	300

Total Stockholders’ Equity	51,659	29,720

Total Liabilities and Stockholders’ Equity	$229,892	$228,924

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,
(In thousands, except per share data)	2008	2007
INTEREST INCOME
Loans, including fees	$2,871	$2,969
Securities:
Taxable	284	152
Tax-exempt	19	14
Dividend income	18	17
Interest-bearing deposits with banks	14	55

Total interest income	3,206	3,207

INTEREST EXPENSE
Deposits	1,215	1,509
Borrowed funds	74	31

Total interest expense	1,289	1,540

Net interest income	1,917	1,667
Provision for loan losses	59	94

Net interest income after provision for loan losses	1,858	1,573

NONINTEREST INCOME
Service charges on deposit accounts	147	128
Net gain on sales of mortgage loans	3	7
Increase in cash surrender value of life insurance	49	19
Other income	83	76

Total noninterest income	282	230

NONINTEREST EXPENSE
Compensation and benefits	979	770
Occupancy and equipment	214	182
Data processing	140	138
Advertising	54	28
Professional fees	96	39
Charitable contributions	1,204	14
Net loss on foreclosed real estate	28	58
Other operating expenses	474	298

Total noninterest expense	3,189	1,527

Income (loss) before income taxes	(1,049)	276
Income tax expense (benefit)	(409)	92

Net Income (Loss)	$(640)	$184

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gain on securities:
Unrealized holding gains arising during the period	189	30
Less: reclassification adjustment	—	—

Other comprehensive income	189	30

Comprehensive Income (Loss)	$(451)	$214

Net Income (Loss) per common share, basic	$(0.29)	n/a

Net Income (Loss) per common share, diluted	$(0.29)	n/a

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(640)	$184
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	59	94
Depreciation	71	70
Amortization of premiums and accretion of discounts on securities, net	18	1
Mortgage loans originated for sale	(354)	(599)
Proceeds on sale of mortgage loans	357	606
Gain on sale of mortgage loans	(3)	(7)
Net realized and unrealized loss on foreclosed real estate	—	40
Increase in cash value of life insurance	(49)	(19)
Deferred income taxes	(392)	61
ESOP compensation expense	126	—
(Increase) decrease in accrued interest receivable	(84)	58
Decrease in accrued interest payable	(22)	(16)
Change in other assets and liabilities, net	637	(147)

Net Cash Provided By (Used In) Operating Activities	(276)	326

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(15,133)	—
Proceeds from sales of securities available for sale	2,200	2,000
Proceeds from maturities of securities available for sale	2,000	—
Purchase of securities held to maturity	—	—
Proceeds from maturities of securities held to maturity	—	2,000
Principal collected on mortgage-backed securities	295	156
Principal collected on collateralized mortgage obligations	52	—
Net increase in loans	(6,396)	(4,132)
Investment in cash surrender value of life insurance	—	(3,000)
Proceeds from sale of foreclosed real estate	—	241
Purchase of premises and equipment	(62)	(70)

Net Cash Used In Investing Activities	(17,044)	(2,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(26,836)	(12)
Net increase (decrease) in advances from Federal Home Loan Bank	6,403	(1,000)
Net decrease in advance payments by borrowers for taxes and insurance	(209)	(249)
Proceeds from issuance of common stock	22,287	—

Net Cash Provided By (Used In) Financing Activities	1,645	(1,261)

Net Decrease in Cash and Cash Equivalents	(15,675)	(3,740)

Cash and cash equivalents at beginning of period	21,379	10,395

Cash and Cash Equivalents at End of Period	$5,704	$6,655

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Savings Financial Group, Inc. (“Company”), an Indiana corporation, was incorporated in May 2008 to serve as the holding company for First Savings Bank, F.S.B. (“Bank”), a federally-chartered savings bank. On October 6, 2008, in accordance with a Plan of Conversion adopted by its board of directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly-owned subsidiary of the Company. In connection with the conversion, the Company issued an aggregate of 2,542,042 shares of common stock at an offering price of $10.00 per share. In addition, in connection with the conversion, First Savings Charitable Foundation was formed, to which the Company contributed 110,000 shares of common stock and $100,000 in cash. The Company’s common stock began trading on the Nasdaq Capital Market on October 7, 2008 under the symbol “FSFG”. Accordingly, the reported results for the quarter ended December 31, 2007 relate solely to the operations of the Bank and its subsidiaries. In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2008, and the results of operations and cash flows for the three-month periods ended December 31, 2008 and 2007. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Bank’s annual audited consolidated financial statements and related notes for the year ended September 30, 2008 included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had no dilutive potential common shares for the three month period ended December 31, 2008. Because the mutual to stock conversion was not completed until October 6, 2008, per share earnings data is not presented for the quarter ended December 31, 2007.

(Dollars in thousands, except per share data)	Three Months Ended December 31, 2008
Basic
Earnings:
Net loss	$(640)

Shares:
Weighted average common shares outstanding	2,186,313

Net loss per common share, basic	$(0.29)

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three month periods ended December 31, 2008 and 2007:

	Three Months Ended December 31,
	2008	2007
	(In thousands)
Unrealized gains on securities:
Unrealized holding gains arising during the period	$313	$49
Income tax expense	(124)	(19)

Net of tax amount	189	30
Less: reclassification adjustment for realized gains or losses included in net income	—	—
Income tax benefit	—	—

Net of tax amount	—	—

Other comprehensive income, net of tax	$189	$30

4.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended December 31,
	2008	2007
	(In thousands)
Cash payments for:
Interest	$1,310	$1,556
Taxes	—	16

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Fair Value Measurements

Effective October 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until October 1, 2009.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value effective October 1, 2008. The table below presents the balances of assets measured at fair value on a recurring basis as of December 31, 2008. The Company had no assets measured at fair value on a nonrecurring basis or liabilities measured at fair value as of December 31, 2008.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Measured on a Recurring Basis

Securities available for sale	$—	$21,834	$—	$21,834

In general, fair value is based upon quoted market prices, where available. If quoted market prices are not available, fair value is based on internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters or a matrix pricing model that employs the Bond Market Association’s standard calculations for cash flow and price/yield analysis and observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of cost or fair value. These adjustments may include unobservable parameters. Any such valuation adjustments have been applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale. Securities classified as available for sale are reported at fair value on a recurring basis. These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. If quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. Changes in fair value of securities available for sale are recorded in other comprehensive income, net of income tax effect.

There are no impaired loans reported at fair value on the consolidated balance sheet at December 31, 2008. There were no transfers in or out of the Company’s Level 3 financial assets for the three months ended December 31, 2008.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company did not elect to measure any financial instruments at fair value under SFAS No. 159 upon adoption.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Defined Benefit Plan

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

	Three Months Ended December 31,
	2008	2007
	(In thousands)
Net periodic benefit expense:
Service cost	$—	$51
Interest cost on projected benefit obligation	94	74
Expected return on plan assets	(94)	(84)
Amortization of transition asset	—	(1)
Amortization of prior service cost	—	1
Amortization of unrecognized loss	—	—

Net periodic benefit expense	$—	$41

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of transition asset	—	1
Amortization of prior service cost	—	(1)

Total recognized in other comprehensive income	—	—

Total recognized in net periodic pension benefit expense and other comprehensive income	$—	$41

The Bank made no contributions to the Plan for the three month period ended December 31, 2008. Effective as of June 30, 2008, the Bank curtailed the accrual of benefits for active participants in the defined benefit plan. As a result, each active participant’s pension benefit will be determined based on the participant’s compensation and duration of employment as of June 30, 2008, and compensation and employment after that date will not be taken into account in determining pension benefits under the defined benefit plan. Accordingly, the Bank does not anticipate future contributions to the Plan. At December 31, 2008, a net unrecognized gain of $222,000, net of income taxes, was included in the other accumulated comprehensive income component of stockholders’ equity.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (ESOP) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock financed by a term loan with the Company at a cost of $10.00 per share. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future year’s principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three months ended December 31, 2008 amounted to $126,000. Company common stock held by the ESOP trust at December 31, 2008 was as follows:

Allocated shares	13,558
Unearned shares	189,805

Total ESOP shares	203,363

Fair value of unearned shares	$1,862,000

8.	Stockholders’ Equity

As discussed in Note 1, the Company sold 2,432,042 shares of common stock at a price of $10.00 per share on October 6, 2008 in connection with the mutual to stock conversion of the Bank for gross proceeds of $24,320,420. In connection with the conversion, the Company also contributed 110,000 common shares and $100,000 in cash to the First Saving Charitable Foundation. Expenses of the offering amounted to $1,126,000 and were charged against the gross proceeds of the conversion.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. The Interpretation prescribes a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of the Interpretation were originally effective for fiscal years beginning after December 15, 2006, but in February 2008, were deferred until fiscal years beginning after December 31, 2007. The Company adopted the Interpretation on October 1, 2008, as required. The Company and its subsidiaries file a consolidated federal income tax return and a combined unitary return in the state of Indiana. The Company’s federal and Indiana state income tax returns have not been examined in the past five years and the 2005, 2006 and 2007 tax years are subject to examination. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits during the 2008 tax year relative to any tax positions taken after September 30, 2008. The Company believes that its income tax filing positions and deductions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. Consequently, no reserves for uncertain income tax positions have been recorded.

In December 2007, FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS No. 160). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after January 1, 2009. SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on the presentation and disclosures in the Company’s consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2008, FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the Unites States (the GAAP hierarchy). SFAS No. 162 divides the body of GAAP into four categories by level of authority. This statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended September 30, 2008 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three-month period ended December 31, 2008, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as presented in the Annual Report on Form 10-K for the year ended September 30, 2008.

Comparison of Financial Condition at December 31, 2008 and September 30, 2008

Cash and Cash Equivalents. Cash and cash equivalents decreased from $21.4 million at September 30, 2008 to $5.7 million at December 31, 2008 due primarily to the investment of the stock conversion proceeds, which were held on deposit at September 30, 2008.

Loans. Net loans receivable increased $6.3 million from $174.8 million at September 30, 2008 to $181.1 million at December 31, 2008, primarily due to increases in multifamily and nonresidential mortgage loans and commercial business loans. The increase in net loans receivable during the three months ended December 31, 2008 was funded by a combination of stock conversion proceeds and an increase in borrowings.

Securities Available for Sale. Securities available for sale increased $11.1 million from $10.7 million at September 30, 2008 to $21.8 million at December 31, 2008 due primarily to purchases of $15.1 million, reduced by sales of $2.2 million and maturities of $2.0 million. The increase in available for sale securities during the three months ended December 31, 2008, primarily in U.S. government agency backed and municipal securities, was funded by a combination of stock conversion proceeds and an increase in borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Securities Held to Maturity. Investment securities held-to-maturity decreased $286,000 from $8.5 million at September 30, 2008 to $8.2 million at December 31, 2008 due primarily to principal repayments on mortgage-backed securities.

Deposits. Total deposits decreased $26.8 million from $189.2 million at September 30, 2008 to $162.4 million at December 31, 2008 primarily due to decreases in interest-bearing demand deposit accounts of $20.0 million and certificates of deposit of $5.8 million during the period. The decrease in the demand balance is primarily due to the elimination of funds that were on deposit at September 30, 2008 for the stock conversion subscription orders. The decrease in certificates of deposit is primarily the result of attrition in the 1-year maturity product, which was priced below market in order to be replaced by lower-cost Federal Home Loan Bank of Indianapolis (FHLBI) advances.

Borrowings. FHLBI advances increased from $8.0 million at September 30, 2008 to $14.4 million at December 31, 2008. Management determined that utilizing a certain level of FHLBI advances as a funding source alternative to certificates of deposit was advantageous given the low interest rate environment for advances when compared to certificates.

Results of Operations for the Three Months Ended December 31, 2008 and 2007

Overview. The Company incurred a net loss of $640,000 for the three-month period ended December 31, 2008, compared to net income of $184,000 for the same period in 2007. The net loss is primarily the result of a $1.2 million ($731,000, net of tax) one-time contribution to First Savings Charitable Foundation, which was organized in connection with, and funded upon completion of, the Company’s initial public offering. Excluding the net effect of the one-time charitable contribution, the Company would have reported net income of $91,000 for the quarter ended December 31, 2008, primarily as a result of an increase in net interest income reduced by an increase in noninterest expenses.

Net Interest Income. Net interest income increased $250,000, or 15.0%, for the three months ended December 31, 2008 compared to the same period in 2007. The increase is primarily the result of a net increase in average interest-earnings assets over interest-bearing liabilities of $22.0 million, which more than offset a decrease in the tax-equivalent interest rate spread from 3.07% for 2007 to 2.96% for 2008 due to a decline in market interest rates. The net increase in interest-earning assets over interest-bearing liabilities is due primarily to the investment of the stock conversion proceeds.

Total interest income remained consistent at $3.2 million for both periods in 2007 and 2008 as a result of an increase in average interest-earning assets of $23.1 million, or 12.2%, from $189.8 million for the three months ended December 31, 2007 to $212.9 million for the three months ended December 31, 2008 that effectively offset the decline in the average tax-equivalent yield from 6.79% for 2007 compared to 6.05% for 2008. The average yield on interest-earning assets decreased primarily as a result of the downward repricing of adjustable rate loans and decreased yields on interest-bearing deposits with banks due to lower market interest rates. Average loans, investment securities and interest-bearing deposits with banks increased $9.4 million, $11.5 million and $2.2 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Total interest expense decreased $251,000, or 16.3%, as a result of a decrease in the average cost of funds from 3.72% in 2007 to 3.09% in 2008, which more than offset an increase in average interest-bearing liabilities of $1.2 million from $165.7 million for the three months ended December 31, 2007 to $166.9 million for the three months ended December 31, 2008. The average cost of interest-bearing liabilities decreased for 2008 primarily as a result of lower market interest rates as compared to 2007, the repricing of certificates of deposit at lower market interest rates as they matured and the utilization of lower-cost FHLBI advances as a source of asset funding.

Provision for Loan Losses. The provision for loan losses was $59,000 for the three months ended December 31, 2008 compared to $94,000 for the same period in 2007.

Gross loans receivable increased $8.7 million from $174.4 million at December 31, 2007 to $183.1 million at December 31, 2008, primarily due to an increase in owner-occupied residential and multifamily mortgage loans and commercial business loans.

Nonperforming loans increased $809,000 from $970,000 at December 31, 2007 to $1.8 million at December 31, 2008. The balance of nonperforming loans at December 31, 3008 includes nonaccrual loans of $1.2 million and residential mortgage loans ($477,000) and consumer loans ($88,000) that are over 90 days past due, but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery. The balance of nonaccrual loans at December 31, 2008 consists of commercial business loans ($42,000), consumer loans ($11,000), residential mortgage loans ($1.1 million) and land loans ($33,000). The $1.1 million of nonaccrual residential mortgage loans is primarily the result of a single borrowing relationship with a builder that consists of four loans, including two secured by fully completed speculative construction homes, one secured by a commercial building and one secured by a personal residence.

Net charge-offs were $246,000 for the three months ended December 31, 2008 compared to $70,000 for the same period in 2007. The net charge-offs recorded for 2008 were primarily the result of a $91,000 home equity line of credit where the bank did not have the first mortgage position and a boat loan of $151,000 where the bank could not locate and, therefore, could not repossess the collateral securing the note.

The allowance for loan losses was $1.5 million at December 31, 2008 compared to $1.3 million at December 31, 2007. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the increase in the gross loan portfolio and nonperforming loans and the change in overall economic conditions.

Noninterest Income. Noninterest income increased $52,000, or 22.6%, to $282,000 for the three-month period ended December 31, 2008 compared to $230,000 for the same period in 2007, primarily due to increases in service charges on deposit accounts of $19,000 and earnings on cash surrender value of life insurance of $30,000. The increase in earnings on cash surrender value of life insurance was due to the purchase of $3.0 million of bank-owned life insurance in December 2007.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Expense. Noninterest expense increased $1.7 million to $3.2 million for 2008 compared to $1.5 million for the same period in 2007. Charitable contributions increased $1.2 million when comparing the two periods due to the aforementioned contribution, consisting of $100,000 in cash and 110,000 shares of Company common stock (valued at $10.00 per share), to First Savings Charitable Foundation. Compensation and benefits expense increased $209,000 primarily due to compensation expense of $126,000 recognized on the release of ESOP shares, as well as increased staffing and normal salary increases. Professional fees increased $57,000 primarily due to professional fees related to operation as a public company, as well as increased audit and accounting fees and other professional fees related to the organization and operation of the Bank’s investment subsidiary organized on October 3, 2008. Other operating expenses increased $176,000 for the quarter ended December 31, 2008 as compared to the same period in 2007 primarily due to increased officer and employee training expenditures, increased provision for loss on sales of repossessed assets, fees related to the curtailment and termination of the Bank’s defined benefit pension plan and increased credit card processing fees.

Income Tax Expense. The Company recognized an income tax benefit of $409,000 for 2008, compared to income tax expense of $92,000 for the same period in 2007. The tax benefit is due to the $1.2 million charitable contribution to First Savings Charitable Foundation, as well as an increase in tax-exempt income derived from loans to municipalities and bank-owned life insurance. The effective tax rate for the quarter ended December 31, 2007 was 33.3%.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLBI advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2008, the Bank had cash and cash equivalents of $5.7 million and securities available-for-sale with a fair value of $21.8 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with FHLBI and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of December 31, 2008, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core and risk-based capital ratios of 18.0%, 18.0% and 28.6%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At December 31, 2008, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

For the three months ended December 31, 2008, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

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

The following table is provided by the OTS and sets forth the change in the Bank’s NPV at September 30, 2008, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Given the timing of the release of this information by the OTS, information as of December 31, 2008 is unavailable for inclusion in this report.

	At September 30, 2008
	Net Portfolio Value			Net Portfolio Value as a
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
				NPV Ratio	Change
	(Dollars in thousands)
300bp	$28,964	$(6,251)	(18)%	12.83%	(205	)bp
200bp	31,420	(3,795)	(11)	13.68	(120	)bp
100bp	33,805	(1,410)	(4)	14.47	(41	)bp
Static	35,215	—	—	14.88	—	bp
(100)bp	35,203	(12)	—	14.77	(11	)bp

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

The preceding table indicates that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained increase in prevailing interest rates, but would be expected to experience little change in the event of a sudden and sustained decrease of 100 basis points in rates. The expected decrease in the Bank’s NPV given an increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At December 31, 2008, approximately 55% of the loan portfolio consisted of fixed-rate loans.

Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding tables. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

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

During the three-month period ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated February 17, 2009	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated February 17, 2009	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer