Form 10-Q
period 2009-03-31
First Savings Financial Group Inc
filed 2009-05-15
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ☐	Accelerated Filer ☐

	Non-accelerated File ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2009 was 2,542,042.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2009	September 30, 2008
ASSETS
Cash and due from banks	$4,653	$5,378
Interest-bearing deposits with banks	1,799	16,001

Total cash and cash equivalents	6,452	21,379

Securities available for sale, at fair value	29,901	10,697
Securities held to maturity	7,677	8,456

Loans, net	179,884	174,807

Federal Home Loan Bank stock, at cost	1,336	1,336
Premises and equipment	4,153	4,242
Foreclosed real estate	736	390
Accrued interest receivable:
Loans	712	770
Securities	338	160
Cash surrender value of life insurance	3,848	3,755
Other assets	1,802	2,932

Total Assets	$236,839	$228,924

LIABILITIES
Deposits:
Noninterest-bearing	$7,213	$6,843
Interest-bearing	161,849	182,366

Total deposits	169,062	189,209

Advances from Federal Home Loan Bank	14,500	8,000
Accrued interest payable	132	143
Advance payments by borrowers for taxes and insurance	197	398
Accrued expenses and other liabilities	1,013	1,454

Total Liabilities	184,904	199,204

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares	25	—
Additional paid-in capital	24,263	—
Retained earnings - substantially restricted	29,055	29,420
Unearned ESOP shares	(1,864)	—
Accumulated other comprehensive income	456	300

Total Stockholders’ Equity	51,935	29,720

Total Liabilities and Stockholders’ Equity	$236,839	$228,924

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share data)	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$2,748	$2,877	$5,619	$5,846
Securities:
Taxable	306	119	590	271
Tax-exempt	32	14	51	28
Dividend income	11	16	29	33
Interest-bearing deposits with banks	1	68	15	123

Total interest income	3,098	3,094	6,304	6,301

INTEREST EXPENSE
Deposits	1,000	1,493	2,215	3,002
Borrowed funds	76	63	150	94

Total interest expense	1,076	1,556	2,365	3,096

Net interest income	2,022	1,538	3,939	3,205
Provision for loan losses	69	1,109	128	1,203

Net interest income after provision for loan losses	1,953	429	3,811	2,002

NONINTEREST INCOME
Service charges on deposit accounts	130	123	277	251
Net gain on sales of mortgage loans	9	8	12	15
Increase in cash surrender value of life insurance	44	30	93	49
Other income	70	108	153	184

Total noninterest income	253	269	535	499

NONINTEREST EXPENSE
Compensation and benefits	885	721	1,864	1,491
Occupancy and equipment	249	211	463	393
Data processing	167	142	307	280
Advertising	44	31	98	59
Professional fees	90	71	186	110
Charitable contributions	2	8	1,206	22
Net loss on foreclosed real estate	8	56	36	114
Other operating expenses	417	381	891	679

Total noninterest expense	1,862	1,621	5,051	3,148

Income (loss) before income taxes	344	(923)	(705)	(647)
Income tax expense (benefit)	69	(391)	(340)	(299)

Net Income (Loss)	$275	$(532)	$(365)	$(348)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain on securities:
Unrealized holding gains (losses) arising during the period	(33)	55	156	85
Less: reclassification adjustment	—	—	—	—

Other comprehensive income (loss)	(33)	55	156	85

Comprehensive Income (Loss)	$242	$(477)	$(209)	$(263)

Net Income (Loss) per common share, basic	$0.12	n/a	$(0.16)	n/a

Net Income (Loss) per common share, diluted	$0.12	n/a	$(0.16)	n/a

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(365)	$(348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	128	1,203
Depreciation	165	147
Amortization of premiums and accretion of discounts on securities, net	69	6
Mortgage loans originated for sale	(1,097)	(1,270)
Proceeds on sale of mortgage loans	1,109	1,128
Gain on sale of mortgage loans	(12)	(15)
Net realized and unrealized loss on foreclosed real estate	—	71
Increase in cash value of life insurance	(93)	(49)
Deferred income taxes	(273)	(306)
ESOP compensation expense	158	—
(Increase) decrease in accrued interest receivable	(120)	128
Increase (decrease) in accrued interest payable	(11)	4
Change in other assets and liabilities, net	866	(433)

Net Cash Provided By Operating Activities	524	266

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(30,471)	(4,027)
Proceeds from sales of securities available for sale	4,515	—
Proceeds from maturities of securities available for sale	6,200	2,000
Purchase of securities held to maturity	—	(6,040)
Proceeds from maturities of securities held to maturity	—	4,000
Principal collected on mortgage-backed securities	1,493	359
Net increase in loans	(5,551)	(5,037)
Investment in cash surrender value of life insurance	—	(3,000)
Proceeds from sale of foreclosed real estate	—	268
Purchase of premises and equipment	(76)	(111)

Net Cash Used In Investing Activities	(23,890)	(11,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(20,147)	5,302
Net increase in advances from Federal Home Loan Bank	6,500	5,000
Net decrease in advance payments by borrowers for taxes and insurance	(201)	(142)
Proceeds from issuance of common stock	22,287	—

Net Cash Provided By Financing Activities	8,439	10,160

Net Decrease in Cash and Cash Equivalents	(14,927)	(1,162)

Cash and cash equivalents at beginning of period	21,379	10,395

Cash and Cash Equivalents at End of Period	$6,452	$9,233

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Savings Financial Group, Inc. (“Company”), an Indiana corporation, was incorporated in May 2008 to serve as the holding company for First Savings Bank, F.S.B. (“Bank”), a federally-chartered savings bank. On October 6, 2008, in accordance with a Plan of Conversion adopted by its board of directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly-owned subsidiary of the Company. In connection with the conversion, the Company issued an aggregate of 2,542,042 shares of common stock at an offering price of $10.00 per share. In addition, in connection with the conversion, First Savings Charitable Foundation was formed, to which the Company contributed 110,000 shares of common stock and $100,000 in cash. The Company’s common stock began trading on the Nasdaq Capital Market on October 7, 2008 under the symbol “FSFG”. Accordingly, the reported results for the three- and six-month periods ended March 31, 2008 relate solely to the operations of the Bank and its subsidiaries. In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2009, and the results of operations for the three- and six-month periods ended March 31, 2009 and 2008 and the cash flows for the six-month periods ended March 31, 2009 and 2008. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

2.	Pending Merger

On April 28, 2009, the Company, the Bank, Community First Financial Group, Inc. (“CFFG”) and Community First Bank, a majority owned subsidiary of CFFG, entered into an Agreement and Plan of Reorganization (the “Agreement”) pursuant to which Community First Bank will merge with and into the Bank, with the Bank as the surviving institution. Under terms of the Agreement, shareholders of Community First Bank will be entitled to receive $17.13 in cash in exchange for each share of Community First Bank common stock, subject to decrease if the aggregate fair market value of Community First Bank’s portfolio of non-agency mortgage and asset-backed securities is less than 35% of the aggregate par value of the portfolio (as measured by pricing made available by Interactive Data Corp. as of the end of the month immediately before the closing date of the transaction). The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and the approval of the shareholders of Community First Bank, and is expected to occur in the third calendar quarter of 2009.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had no dilutive potential common shares for the three- and six-month periods ended March 31, 2009. Because the mutual to stock conversion was not completed until October 6, 2008, per share earnings data is not presented for the three- and six-month periods ended March 31, 2008.

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2009	Six Months Ended March 31, 2009
Basic
Earnings:
Net income (loss)	$275	$(365)

Shares:
Weighted average common shares outstanding	2,352,247	2,268,368

Net income (loss) per common share, basic	$0.12	$(0.16)

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three- and six-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	$(54)	$91	$258	$140
Income tax (expense) benefit	21	(36)	(102)	(55)

Net of tax amount	(33)	55	156	85
Less: reclassification adjustment for realized gains or losses included in net income	—	—	—	—
Income tax benefit	—	—	—	—

Net of tax amount	—	—	—	—

Other comprehensive income (loss), net of tax	$(33)	$55	$156	$85

5.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended March 31,
	2009	2008
	(In thousands)
Cash payments for:
Interest	$2,376	$3,092
Taxes	80	168

Transfers from loans to foreclosed real estate	366	185

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Fair Value Measurements

Effective October 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements,” for financial assets and financial liabilities. This statement is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principals (GAAP); it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS No. 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements. In February 2008 the Financial Accounting Standards Board (FASB) issued a statement delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value on a recurring basis. Accordingly, the Company will delay application of SFAS No. 157 to foreclosed real estate until October 1, 2009.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value effective October 1, 2008. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2009. The Company had no liabilities measured at fair value as of March 31, 2009.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Measured - Recurring Basis
Securities available for sale	$—	$29,901	$—	$29,901

Assets Measured - Nonrecurring Basis
Impaired loans	—	246	—	246

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

Impaired Loans. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. For collateral dependent impaired loans, market value is measured based on the value of the collateral securing these loans and is classified as Level 2 in the fair value hierarchy. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

There were no transfers in or out of the Company’s Level 3 financial assets for the six months ended March 31, 2009.

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

	Six Months Ended March 31,
	2009	2008
	(In thousands)
Net periodic benefit expense:
Service cost	$—	$99
Interest cost on projected benefit obligation	188	151
Expected return on plan assets	(188)	(185)
Amortization of transition asset	—	(3)
Amortization of prior service cost	—	3
Amortization of unrecognized loss	—	—

Net periodic benefit expense	$—	$65

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of transition asset	—	3
Amortization of prior service cost	—	(3)

Total recognized in other comprehensive income	—	—

Total recognized in net periodic pension benefit expense and other comprehensive income	$—	$65

The Bank made no contributions to the Plan for the six month period ended March 31, 2009. Effective June 30, 2008, the Bank curtailed the accrual of benefits for active participants in the defined benefit plan. As a result, each active participant’s pension benefit will be determined based on the participant’s compensation and duration of employment as of June 30, 2008, and compensation and employment after that date will not be taken into account in determining pension benefits under the defined benefit plan. Accordingly, the Bank does not anticipate future contributions to the Plan. At March 31, 2009, a net unrecognized gain of $222,000, net of income taxes, was included in the other accumulated comprehensive income component of stockholders’ equity.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (ESOP) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future year’s principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three- and six-month periods ended March 31, 2009 amounted to $32,000 and $158,000, respectively. Company common stock held by the ESOP trust at March 31, 2009 was as follows:

Allocated shares	16,948
Unearned shares	186,415

Total ESOP shares	203,363

Fair value of unearned shares	$1,790,000

9.	Stockholders’ Equity

As discussed in Note 1, the Company sold 2,432,042 shares of common stock at a price of $10.00 per share on October 6, 2008 in connection with the mutual to stock conversion of the Bank, for gross proceeds of $24,320,420. In connection with the conversion, the Company also contributed 110,000 common shares and $100,000 in cash to the First Savings Charitable Foundation. Expenses of the offering amounted to $1,126,000 and were charged against the gross proceeds of the conversion.

10.	Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after January 1, 2009. This statement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2 (FSP FAS 115-2 and FAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. Consistent with current requirements for recording other-than-temporary impairments, this FSP states that the amount of impairment loss recorded in earnings for a debt security will be the entire difference between the security’s cost and its fair value if the company intends to sell the debt security prior to recovery or it is more-likely-than not that the company will have to sell the debt security prior to recovery. If, however, the company does not intend to sell the debt security or it concludes that it is more-likely-than-not that it will not have to sell the debt security prior to recovery, this FSP requires a company to recognize the credit loss component of an other-than-temporary impairment of a debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The credit loss component of an other-than-temporary impairment must be determined based on a company’s best estimate of cash flows expected to be collected. This FSP, which becomes effective for interim and annual periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, provided FSP FAS 157-4 (see below) is adopted at the same time. The Company will adopt this FSP for the period ending June 30, 2009, and adoption is not expected to have a material effect on the Company’s consolidated financial statements.

Also on April 9, 2009, the FASB issued FSP FAS 157-4 (FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No.157 when the volume and level of activity for an asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. Determination of whether a transaction is orderly or not orderly in instances when there has been a significant decrease in the volume and level of activity for an asset or liability depends on an evaluation of facts and circumstances and requires the use of significant judgment. This FSP requires a company to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in such inputs and valuation techniques, if any, that occurred during the reporting period. This FSP, which becomes effective for interim and annual periods ending after June 15, 2009, requires early adoption for periods ending after March 15, 2009 if a company elects to adopt early FSP FAS 115-2 and FAS 124-2 (see above). The Company will adopt this FSP for the period ending June 30, 2009, and adoption is not expected to have a material effect on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1 (FSP FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP, which becomes effective for interim reporting periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, only if a company also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company will adopt this FSP for the period ending June 30, 2009, and adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

Critical Accounting Policies

During the six-month period ended March 31, 2009, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

Comparison of Financial Condition at March 31, 2009 and September 30, 2008

Cash and Cash Equivalents. Cash and cash equivalents decreased from $21.4 million at September 30, 2008 to $6.5 million at March 31, 2009 due primarily to the investment of the stock conversion proceeds, which were held on deposit at September 30, 2008.

Loans. Net loans receivable increased $5.1 million from $174.8 million at September 30, 2008 to $179.9 million at March 31, 2009, primarily due to increases in multifamily and nonresidential mortgage loans and commercial business loans. The increase in net loans receivable during the six months ended March 31, 2009 was funded by a combination of stock conversion proceeds and an increase in borrowings.

Securities Available for Sale. Securities available for sale increased $19.2 million from $10.7 million at September 30, 2008 to $29.9 million at March 31, 2009 due primarily to purchases of $30.5 million, reduced by sales of $4.5 million, maturities of $6.2 million and principal repayments of $720,000. The increase in available for sale securities during the six months ended March 31, 2009, primarily in U.S. government agency backed and municipal securities, was funded by a combination of stock conversion proceeds and an increase in borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Securities Held to Maturity. Investment securities held-to-maturity decreased $779,000 from $8.5 million at September 30, 2008 to $7.7 million at March 31, 2009 due primarily to principal repayments on mortgage-backed securities.

Deposits. Total deposits decreased $20.1 million from $189.2 million at September 30, 2008 to $169.1 million at March 31, 2009 primarily due to decreases in interest-bearing demand deposit accounts of $19.7 million and certificates of deposit of $1.0 million during the period. The decrease in the demand balance is primarily due to the investment of the subscription funds that were on deposit at September 30, 2008 pending the closing of the stock conversion. The decrease in certificates of deposit is primarily the result of attrition in the 1-year maturity product, which was priced below market in order to be replaced by lower-cost Federal Home Loan Bank of Indianapolis (FHLBI) advances.

Borrowings. FHLBI advances increased from $8.0 million at September 30, 2008 to $14.5 million at March 31, 2009. Management determined that utilizing a certain level of FHLBI advances as a funding source alternative to certificates of deposit was advantageous given the low interest rate environment for advances when compared to certificates.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Overview. The Company reported net income of $275,000 for the three-month period ended March 31, 2009, compared to a net loss of $532,000 for the same period in 2008.

Net Interest Income. Net interest income increased $484,000, or 32.3%, for the three months ended March 31, 2009 compared to the same period in 2008. The increase is primarily the result of a net increase in average interest-earnings assets of $20.1 million, a decrease in interest-bearing liabilities of $2.7 million and an increase in the tax-equivalent interest rate spread from 2.79% for 2008 to 3.30% for 2009. The net increase in interest-earning assets over interest-bearing liabilities is due primarily to the investment of the stock conversion proceeds.

Total interest income remained consistent at $3.1 million for both periods in 2008 and 2009 as a result of an increase in average interest-earning assets of $20.1 million, or 10.3%, from $194.9 million for the three months ended March 31, 2009 to $215.0 million for the three months ended March 31, 2009, which more than offset the decline in the average tax-equivalent yield from 6.38% for 2008 compared to 5.82% for 2009. The average yield on interest-earning assets decreased primarily as a result of the downward repricing of adjustable rate loans and decreased yields on interest-bearing deposits with banks due to lower market interest rates. Average loans and investment securities increased $10.3 million and $16.7 million, respectively, while interest-bearing deposits with banks decreased $6.8 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Total interest expense decreased $480,000, or 30.0%, as a result of a decrease in the average cost of funds from 3.59% in 2008 to 2.52% in 2009 and a decrease in average interest-bearing liabilities of $2.7 million from $173.4 million for the three months ended March 31, 2008 to $170.7 million for the three months ended March 31, 2009. The average cost of interest-bearing liabilities decreased for 2009 primarily as a result of lower market interest rates as compared to 2008, the repricing of certificates of deposit at lower market interest rates as they matured and the utilization of lower-cost FHLBI advances as a source of asset funding.

Provision for Loan Losses. The provision for loan losses was $69,000 for the three months ended March 31, 2009 compared to $1.1 million for the same period in 2008. The primary factor that contributed to the significant provision for loan losses for 2008 was the diminished repayment ability of a large borrower whose loans were secured by non-owner occupied, single-family residential real estate whose condition and market value deteriorated significantly since the origination of the loans. The provision for this particular lending relationship amounted to $881,000 and was recorded in March 2008.

Gross loans receivable increased $6.7 million from $174.4 million at March 31, 2008 to $181.1 million at March 31, 2009, primarily due to increases in multifamily and nonresidential mortgage loans and commercial business loans.

Nonperforming loans decreased $1.4 million from $4.0 million at March 31, 2008 to $2.6 million at March 31, 2009. The balance of nonperforming loans at March 31, 3009 includes nonaccrual loans of $2.5 million and $159,000 that are over 90 days past due, but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery. The balance of nonaccrual loans at March 31, 2009 consists of commercial business loans ($100,000), consumer loans ($8,000), residential mortgage loans ($2.3 million) and land loans ($33,000). The $2.3 million of nonaccrual residential mortgage loans consists of those secured by owner occupied, one-to-four family residences ($1.0 million), non-owner occupied, one-to-four family investment properties ($829,000) and fully completed speculative construction homes ($501,000). The nonaccrual residential mortgage loans consist primarily of four unrelated borrowing relationships.

Net recoveries were $23,000 for the three months ended March 31, 2009 compared to net charge-offs of $68,000 for the same period in 2008. The net recovery recorded for 2009 was primarily the result of a $50,000 recovery on a boat loan that was charged-off in the quarter ended December 31, 2008.

The allowance for loan losses was $1.6 million at March 31, 2009 compared to $2.5 million at March 31, 2008. The large allowance at March 31, 2008 was primarily related to the large non-owner occupied, single-family residential real estate borrowing relationship discussed above that had a specific valuation allowance of $1.0 million at March 31, 2008. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the increase in the gross loan portfolio and nonperforming loans and the change in overall economic conditions.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income decreased $16,000 for the three-month period ended March 31, 2009 as compared to the same period in 2008. The decrease was comprised of a decrease in other income of $38,000, which primarily represented a one-time gain on the sale of Visa, Inc. stock during the 2008 period, offset by an increase in service charges on deposit accounts of $7,000 and the increase in cash surrender value of life insurance was $14,000 higher when comparing the two periods.

Noninterest Expense. Noninterest expense increased $241,000 to $1.9 million for 2009 compared to $1.6 million for the same period in 2008. Compensation and benefits expense increased $164,000 primarily due to $158,000 in ESOP compensation expense, as well as increased staffing and normal salary increases. Occupancy and equipment expense increased $38,000 primarily due to increased depreciation expense and repairs and maintenance expense. Other operating expenses increased $36,000 primarily due to increased officer and employee training expenditures, and increased other operating expenses.

Income Tax Expense. The Company recognized tax expense of $69,000 for the three-month period ended March 31, 2009 as compared to a tax benefit of $391,000 for the same period in 2008.

Results of Operations for the Six Months Ended March 31, 2009 and 2008

Overview. The Company reported a net loss of $365,000 for the six-month period ended March 31, 2009, compared to a net loss of $348,000 for the same period in 2008. The primary factor for the net loss in 2009 is the $1.2 million ($731,000, net of tax) one-time contribution to First Savings Charitable Foundation, discussed below, while the primary factor for the net loss in 2008 was the significant provision to loan losses discussed above. Excluding the one-time charitable contribution, the Company would have reported net income of $366,000 for the six-month period ended March 31, 2009, primarily as a result of an increase in net interest income reduced by an increase in noninterest expenses.

Net Interest Income. Net interest income increased $734,000, or 22.9%, for the six months ended March 31, 2009 compared to the same period in 2008. The increase is primarily the result of a net increase in average interest-earnings assets of $21.7 million and an increase in the tax-equivalent interest rate spread from 2.94% for 2008 to 3.15% for 2009. The net increase in interest-earning assets over interest-bearing liabilities is due primarily to the investment of the stock conversion proceeds.

Total interest income remained consistent at $6.3 million for both periods in 2008 and 2009 as a result of an increase in average interest-earning assets of $21.7 million, or 11.3%, from $192.1 million for the three months ended March 31, 2008 to $213.9 million for the six months ended March 31, 2009, which more than offset the decline in the average tax-equivalent yield from 6.59% for 2008 compared to 5.94% for 2009. The average yield on interest-earning assets decreased primarily as a result of the downward repricing of adjustable rate loans and decreased yields on interest-bearing deposits with banks due to lower market interest rates. Average loans and investment securities increased $9.8 million and $14.3 million, respectively, while interest-bearing deposits with banks decreased $2.4 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Total interest expense decreased $731,000, or 23.6%, as a result of a decrease in the average cost of funds from 3.65% in 2008 to 2.79% in 2009 as average interest-bearing liabilities remained consistent at $169.5 million for both periods in 2008 and 2009. The average cost of interest-bearing liabilities decreased for 2009 primarily as a result of lower market interest rates as compared to 2008, the repricing of certificates of deposit at lower market interest rates as they matured and the utilization of lower-cost FHLBI advances as a source of asset funding.

Provision for Loan Losses. The provision for loan losses was $128,000 for the six months ended March 31, 2009 compared to $1.2 million for the same period in 2008. As discussed above, the primary factor for the significant provision for loan losses for 2008 was the $881,000 provision recorded in March 2008 due to the diminished repayment ability of a large borrower.

Net charge-offs were $223,000 for the six months ended March 31, 2009 compared to $2,000 for the same period in 2008. The net charge-offs recorded for 2009 were primarily the result of a $91,000 home equity line of credit where the Bank did not have the first mortgage position and a boat loan of $101,000, net of the recovery recognized on repossession of the collateral securing the loan.

Noninterest Income. Noninterest income increased $36,000, or 7.2%, to $535,000 for the six-month period ended March 31, 2009 compared to $499,000 for the same period in 2008. Service charges on deposit accounts increased $26,000 and the increase in cash surrender value of life insurance was $44,000 higher when comparing the two periods, offset by a decrease in other income of $31,000 primarily due to the one-time gain on the sale of stock during 2008 discussed above.

Noninterest Expense. Noninterest expense increased $1.9 million to $5.1 million for 2009 compared to $3.1 million for the same period in 2008. Charitable contributions increased $1.2 million when comparing the two periods primarily as a result of the $1.2 million one-time contribution to First Savings Charitable Foundation, which was organized in connection with, and funded upon completion of, the Company’s initial public offering. The contributions consisted of $100,000 cash and 110,000 shares of Company common stock (valued at $10.00 per share). Compensation and benefits expense increased $373,000 primarily due to $158,000 in ESOP compensation expense, as well as a reduction of $201,000 in compensation and benefits costs deferred in connection with loan originations. Professional fees increased $76,000 primarily due to operation as a public company and other fees related to the organization and operation of the Bank’s investment subsidiary organized in October 2008. Occupancy and equipment expense increased $70,000 primarily due to increased depreciation, utilities, and repairs and maintenance expense. Other operating expenses increased $212,000 primarily due to increased officer and employee training expenditures, director fees, fees related to the curtailment and termination of the Bank’s defined benefit pension plan, ESOP plan administration fees and increased other operating expenses.

Income Tax Expense. The Company recognized a tax benefit of $340,000 for the six-month period ended March 31, 2009 as compared to a tax benefit of $299,000 for the same period in 2008.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLBI advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2009, the Bank had cash and cash equivalents of $6.5 million and securities available-for-sale with a fair value of $29.9 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with FHLBI and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of March 31, 2009, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core and risk-based capital ratios of 17.7%, 17.7% and 29.4%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At March 31, 2009, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six months ended March 31, 2009, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The following table is provided by the OTS and sets forth the change in the Bank’s NPV at March 31, 2009, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

	At March 31, 2009
	Net Portfolio Value			Net Portfolio Value as a
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
				NPV Ratio	Change
	(Dollars in thousands)
300bp	$44,484	$(2,032)	(4)%	18.71%	(25	)bp
200bp	46,129	(387)	(1)	19.13	17	bp
100bp	46,621	105	—	19.14	18	bp
Static	46,516	—	—	18.96	—	bp
(100)bp	45,917	(599)	(1)	18.62	(34	)bp

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

The preceding table indicates that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained 200 or 300 basis point increase or a 100 basis point decrease in prevailing interest rates, but would be expected to increase slightly in the event of a sudden and sustained increase of 100 basis points in rates. The expected decrease in the Bank’s NPV given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At March 31, 2009, approximately 55% of the loan portfolio consisted of fixed-rate loans.

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

During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated May 13, 2009	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated May 13, 2009	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer