Form 10-Q
period 2009-06-30
First Savings Financial Group Inc
filed 2009-08-14
CIK 1435508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _____________________________

Commission File No. 1-34155

First Savings Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Indiana	37-1567871
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

501 East Lewis & Clark Parkway, Indiana 47129
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code 1-812-283-0724
Not applicable

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2009 was 2,542,042.

FIRST SAVINGS FINANCIAL GROUP, INC.

INDEX

		Page
Part I	Financial Information

	Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2009 and September 30, 2008 (unaudited)	3

	Consolidated Statements of Income for the three months and nine months ended June 30, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended June 30, 2009 and 2008 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6-17

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-23

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	24-25

	Item 4T. Controls and Procedures	26

Part II	Other Information

	Item 1. Legal Proceedings	27

	Item 1A. Risk Factors	27

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 3. Defaults Upon Senior Securities	27

	Item 4. Submission of Matters to a Vote of Security Holders	27-28

	Item 5. Other Information	28

	Item 6. Exhibits	29

Signatures		30

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
(In thousands)	2009	2008

ASSETS
Cash and due from banks	$5,067	$5,378
Interest-bearing deposits with banks	2,508	16,001
Total cash and cash equivalents	7,575	21,379

Securities available for sale, at fair value	39,245	10,697
Securities held to maturity	7,215	8,456

Loans held for sale	151	-
Loans, net	177,821	174,807

Federal Home Loan Bank stock, at cost	1,370	1,336
Premises and equipment	4,141	4,242
Foreclosed real estate	1,228	390
Accrued interest receivable:
Loans	733	770
Securities	323	160
Cash surrender value of life insurance	3,894	3,755
Other assets	1,896	2,932

Total Assets	$245,592	$228,924

LIABILITIES
Deposits:
Noninterest-bearing	$7,744	$6,843
Interest-bearing	165,166	182,366
Total deposits	172,910	189,209

Advances from Federal Home Loan Bank	18,708	8,000
Accrued interest payable	129	143
Advance payments by borrowers for taxes and insurance	265	398
Accrued expenses and other liabilities	1,415	1,454
Total Liabilities	193,427	199,204

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares	25	-
Additional paid-in capital	24,263	-
Retained earnings - substantially restricted	29,208	29,420
Unearned ESOP shares	(1,830)	-
Accumulated other comprehensive income	499	300
Total Stockholders' Equity	52,165	29,720

Total Liabilities and Stockholders' Equity	$245,592	$228,924

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008

INTEREST INCOME
Loans, including fees	$2,835	$2,888	$8,454	$8,734
Securities:
Taxable	379	204	969	475
Tax-exempt	45	14	96	42
Dividend income	1	17	30	50
Interest-bearing deposits with banks	12	20	27	143
Total interest income	3,272	3,143	9,576	9,444

INTEREST EXPENSE
Deposits	981	1,402	3,196	4,404
Borrowed funds	79	68	229	162
Total interest expense	1,060	1,470	3,425	4,566

Net interest income	2,212	1,673	6,151	4,878
Provision for loan losses	272	333	400	1,536

Net interest income after provision for loan losses	1,940	1,340	5,751	3,342

NONINTEREST INCOME
Service charges on deposit accounts	150	128	427	379
Net gain on sales of mortgage loans	12	6	24	21
Increase in cash surrender value of life insurance	46	39	139	88
Other income	83	79	236	263
Total noninterest income	291	252	826	751

NONINTEREST EXPENSE
Compensation and benefits	915	808	2,779	2,299
Occupancy and equipment	206	204	669	597
Data processing	170	159	477	439
Advertising	30	37	128	96
Professional fees	144	67	330	177
FDIC insurance premiums	204	5	220	15
Charitable contributions	4	16	1,210	38
Net loss on foreclosed real estate	28	4	64	118
Other operating expenses	379	261	1,254	930
Total noninterest expense	2,080	1,561	7,131	4,709
Income (loss) before income taxes	151	31	(554)	(616)
Income tax benefit	(2)	(10)	(342)	(309)
Net Income (Loss)	$153	$41	$(212)	$(307)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain on securities:
Unrealized holding gains (losses) arising during the period	43	(99)	199	(14)
Less: reclassification adjustment	-	-	-	-
Other comprehensive income (loss)	43	(99)	199	(14)
Comprehensive Income (Loss)	$196	$(58)	$(13)	$(321)
Net Income (Loss) per common share, basic	$0.06	n/a	$(0.09)	n/a
Net Income (Loss) per common share, diluted	$0.06	n/a	$(0.09)	n/a

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(212)	$(307)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	400	1,536
Depreciation	232	219
Amortization of premiums and accretion of discounts
on securities, net	155	22
Mortgage loans originated for sale	(2,181)	(1,858)
Proceeds on sale of mortgage loans	2,054	1,879
Gain on sale of mortgage loans	(24)	(21)
Net realized and unrealized loss on foreclosed real estate	2	56
Increase in cash value of life insurance	(139)	(110)
Deferred income taxes	(503)	(150)
ESOP compensation expense	192	-
(Increase) decrease in accrued interest receivable	(126)	163
Increase (decrease) in accrued interest payable	(14)	12
Change in other assets and liabilities, net	1,380	(688)
Net Cash Provided By Operating Activities	1,216	753

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(45,942)	(6,377)
Proceeds from sales of securities available for sale	4,515	-
Proceeds from maturities of securities available for sale	11,200	5,000
Purchase of securities held to maturity	-	(6,040)
Proceeds from maturities of securities held to maturity	-	4,000
Principal collected on mortgage-backed securities	3,063	862
Net increase in loans	(4,295)	(7,531)
Purchase of Federal Home Loan Bank Stock	(34)	-
Investment in cash surrender value of life insurance	-	(3,000)
Proceeds from sale of foreclosed real estate	41	432
Purchase of premises and equipment	(131)	(155)
Net Cash Used In Investing Activities	(31,583)	(12,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(16,299)	7,635
Net increase in advances from Federal Home Loan Bank	10,708	5,000
Net decrease in advance payments by borrowers for taxes and insurance	(133)	(28)
Proceeds from issuance of common stock	22,287	-
Net Cash Provided By Financing Activities	16,563	12,607

Net Increase (Decrease) in Cash and Cash Equivalents	(13,804)	551

Cash and cash equivalents at beginning of period	21,379	10,395

Cash and Cash Equivalents at End of Period	$7,575	$10,946

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Presentation of Interim Information

First Savings Financial Group, Inc. (“Company”), an Indiana corporation, was incorporated in May 2008 to serve as the holding company for First Savings Bank, F.S.B. (“Bank”), a federally-chartered savings bank.  On October 6, 2008, in accordance with a Plan of Conversion adopted by its board of directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly-owned subsidiary of the Company.  In connection with the conversion, the Company issued an aggregate of 2,542,042 shares of common stock at an offering price of $10.00 per share.  In addition, in connection with the conversion, First Savings Charitable Foundation was formed, to which the Company contributed 110,000 shares of common stock and $100,000 in cash.  The Company’s common stock began trading on the Nasdaq Capital Market on October 7, 2008 under the symbol “FSFG”.  Accordingly, the reported results for the three- and nine-month periods ended June 30, 2009 relate solely to the operations of the Bank and its subsidiaries.  In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2009, and the results of operations for the three- and nine-month periods ended June 30, 2009 and 2008 and the cash flows for the nine-month periods ended June 30, 2009 and 2008.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.

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

On April 28, 2009, the Company, the Bank, Community First Financial Group, Inc. (“CFFG”) and Community First Bank, a majority-owned subsidiary of CFFG, entered into an Agreement and Plan of Reorganization (the “Agreement”) pursuant to which Community First Bank will merge with and into the Bank, with the Bank as the surviving institution.  Under terms of the Agreement, shareholders of Community First Bank will be entitled to receive $17.13 in cash in exchange for each share of Community First Bank common stock, subject to decrease if the aggregate fair market value of Community First Bank’s portfolio of non-agency mortgage and asset-backed securities is less than 35% of the aggregate par value of the portfolio (as measured by pricing made available by Interactive Data Corp. as of the end of the month immediately before the closing date of the transaction).  The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and the approval of the shareholders of Community First Bank, and is expected to occur in the third calendar quarter of 2009.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The Company had no dilutive potential common shares for the three- and nine-month periods ended June 30, 2009.  Because the mutual to stock conversion was not completed until October 6, 2008, per share earnings data is not presented for the three- and nine-month periods ended June 30, 2008.

	Three	Nine
	Months	Months
	Ended	Ended
	June30,	June 30,
(Dollars in thousands, except per share data)	2009	2009

Basic
Earnings:
Net income (loss)	$153	$(212)

Shares:
Weighted average common shares outstanding	2,357,331	2,300,848

Net income (loss) per common share, basic	$0.06	$(0.09)

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale.  The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three- and nine-month periods ended June 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	$70	$(163)	$329	$(23)
Income tax (expense) benefit	(27)	64	(130)	9
Net of tax amount	43	(99)	199	(14)
Less: reclassification adjustment for realized gains or losses included in net income	-	-	-	-
Income tax benefit	-	-	-	-
Net of tax amount	-	-	-	-
Other comprehensive income (loss), net of tax	$43	$(99)	$199	$(14)

5.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2009	2008
	(In thousands)
Cash payments for:
Interest	$3,439	$4,554
Taxes	177	262

Transfers from loans to foreclosed real estate	963	1,295

Proceeds from sales of foreclosed real estate financed through loans	89	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Fair Value Measurements and Disclosures about Fair Value of Financial Instruments

Effective October 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements,” for financial assets and financial liabilities.  This statement is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principles (GAAP); it does not create or modify any current GAAP requirements to apply fair value accounting.  SFAS No. 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP.  The adoption of SFAS No. 157 did not have a material effect on the Company's consolidated financial statements.  In February 2008, the Financial Accounting Standards Board (FASB) issued a statement delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value on a recurring basis.  Accordingly, the Company will delay application of SFAS No. 157 to foreclosed real estate until October 1, 2009.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value effective October 1, 2008.  The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2009.  The Company had no liabilities measured at fair value as of June 30, 2009.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Measured - Recurring Basis
Securities available for sale	$-	$39,245	$-	$39,245

Assets Measured - Nonrecurring Basis
Impaired loans	-	73	-	73

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

Impaired Loans.  Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate or the fair value of collateral if the loan is collateral dependent.  Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value.  For collateral dependent impaired loans, market value is measured based on the value of the collateral securing these loans and is classified as Level 2 in the fair value hierarchy.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

There were no transfers in or out of the Company's Level 3 financial assets for the nine months ended June 30, 2009.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1 and APB 28-1) requires disclosure of fair value information about financial instruments for interim reporting periods, whether or not recognized in the statement of financial condition.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The estimated fair values of the Company's financial instruments are as follows:

	June 30, 2009		September 30, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and due from banks	$5,067	$5,067	$5,378	$5,378
Interest-bearing deposits in banks	2,508	2,508	16,001	16,001
Securities available for sale	39,245	39,245	10,697	10,697
Securities held to maturity	7,215	7,452	8,456	8,491

Loans held for sale	151	151	-	-
Loans, net	177,821	182,660	174,807	174,437

Federal Home Loan Bank stock	1,370	1,370	1,336	1,336
Accrued interest receivable	1,056	1,056	930	930

Financial liabilities:
Deposits	172,910	176,404	189,209	191,590
Advances from Federal Home Loan Bank	18,708	18,960	8,000	7,825
Accrued interest payable	129	129	143	143
Advance payments by borrowers for taxes and insurance	265	275	398	404

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	-	242	-	10

The carrying amounts in the preceding table are included in the consolidated balance sheets under the applicable captions.  The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

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

The Bank sponsors a defined benefit pension plan (“Plan”) covering substantially all employees.  Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.  The Bank’s funding policy is to contribute the larger of the amount required to fully fund the Plan’s current liability or the amount necessary to meet the funding requirements as defined by the Internal Revenue Code.

	Nine Months Ended
	June 30,
	2009	2008
	(In thousands)
Net periodic benefit expense:
Service cost	$-	$148
Interest cost on projected benefit obligation	282	226
Expected return on plan assets	(282)	(278)
Amortization of transition asset	-	(4)
Amortization of prior service cost	-	5
Amortization of unrecognized loss	-	-
Net periodic benefit expense	$-	$97

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of transition asset	-	4
Amortization of prior service cost	-	(5)
Total recognized in other comprehensive income	-	(1)

Total recognized in net periodic pension benefit expense and other comprehensive income	$-	$96

The Bank made no contributions to the Plan for the nine month period ended June 30, 2009.   Effective June 30, 2008, the Bank curtailed the accrual of benefits for active participants in the Plan.    As a result, each active participant’s pension benefit will be determined based on the participant’s compensation and duration of employment as of June 30, 2008, and compensation and employment after that date will not be taken into account in determining pension benefits under the Plan.  Accordingly, the Bank does not anticipate future contributions to the Plan.  The Bank filed an application with the Internal Revenue Service in October 2008 in order to obtain approval to terminate the Plan. The Bank has determined to provide the over-funded balance of the Plan’s assets, if any, to its active participants upon full termination of the Plan which is expected to occur in the first calendar quarter of 2010.  As a result, the Bank anticipates a one-time charge to expense in the first calendar quarter of 2010.  At June 30, 2009, a net unrecognized gain of $222,000, net of income taxes, was included in the accumulated other comprehensive income component of stockholders’ equity.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees.  The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company.  The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions.  Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts.  Dividends payable on unallocated shares are not considered dividends for financial reporting purposes.  Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future year’s principal and interest to be paid on the employer loan.  Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity.  Compensation expense recognized for the three- and nine-month periods ended June 30, 2009 amounted to $33,000 and $192,000, respectively.  Company common stock held by the ESOP trust at June 30, 2009 was as follows:

Allocated shares	20,336
Unearned shares	183,027
Total ESOP shares	203,363

Fair value of unearned shares	$1,803,000

9.	Stockholders’ Equity

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

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after January 1, 2009.  This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2 (FSP FAS 115-2 and FAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities.  Consistent with current requirements for recording other-than-temporary impairments, this FSP states that the amount of impairment loss recorded in earnings for a debt security will be the entire difference between the security’s cost and its fair value if the company intends to sell the debt security prior to recovery or it is more-likely-than not that the company will have to sell the debt security prior to recovery.  If, however, the company does not intend to sell the debt security or it concludes that it is more-likely-than-not that it will not have to sell the debt security prior to recovery, this FSP requires a company to recognize the credit loss component of an other-than-temporary impairment of a debt security in earnings and the remaining portion of the impairment loss in other comprehensive income.  The credit loss component of an other-than-temporary impairment must be determined based on a company’s best estimate of cash flows expected to be collected.  This FSP, which is effective for interim and annual periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, provided FSP FAS 157-4 (see below) is adopted at the same time.  The Company adopted this FSP for the period ended June 30, 2009, and adoption did not have a material effect on the Company’s consolidated financial statements.

Also on April 9, 2009, the FASB issued FSP FAS 157-4 (FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with SFAS No.157 when the volume and level of activity for an asset or liability have significantly decreased.  It also provides guidance on identifying circumstances that indicate a transaction is not orderly.  Determination of whether a transaction is orderly or not orderly in instances when there has been a significant decrease in the volume and level of activity for an asset or liability depends on an evaluation of facts and circumstances and requires the use of significant judgment.  This FSP requires a company to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in such inputs and valuation techniques, if any, that occurred during the reporting period.  This FSP, which is effective for interim and annual periods ending after June 15, 2009, requires early adoption for periods ending after March 15, 2009 if a company elects to adopt early FSP FAS 115-2 and FAS 124-2 (see above).  The Company adopted this FSP for the period ended June 30, 2009, and adoption did not have a material effect on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1.  This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP, which is effective for interim reporting periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, only if a company also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.  The Company adopted this FSP for the period ended June 30, 2009, and adoption did not have a material effect on the Company’s consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, the statement provides:  (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued two standards which change the way entities account for securitizations and special-purpose entities:  SFAS No. 166, Accounting for Transfers of Financial Assets and SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This statement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  These new standards require a number of new disclosures.  SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  These statements will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of these statements is not expected to have a material effect on the Company's consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This statement establishes the FASB Accounting Standards CodificationTM(Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  This statement and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following this statement, the FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

11.	Subsequent Events

In accordance with FSAS No. 165, the Company has evaluated whether any subsequent events that require recognition or disclosure in the accompanying consolidated financial statements and related notes thereto have taken place through the date these consolidated financial statements were issued (August 10, 2009).  The Company has determined that there are no such subsequent events.

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

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended September 30, 2008 under “Item 1A. Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the nine-month period ended June 30, 2009, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2008.

Comparison of Financial Condition at June 30, 2009 and September 30, 2008

Cash and Cash Equivalents.  Cash and cash equivalents decreased from $21.4 million at September 30, 2008 to $7.6 million at June 30, 2009 due primarily to the investment of the stock conversion proceeds, which were held on deposit at September 30, 2008.

Loans.  Net loans receivable increased $3.0 million from $174.8 million at September 30, 2008 to $177.8 million at June 30, 2009, primarily due to increases in multifamily and nonresidential mortgage loans and commercial business loans.  The increase in net loans receivable during the nine months ended June 30, 2009 was funded by a combination of stock conversion proceeds and an increase in borrowings.

Securities Available for Sale.  Securities available for sale increased $28.5 million from $10.7 million at September 30, 2008 to $39.2 million at June 30, 2009 due primarily to purchases of $45.9 million, reduced by sales of $4.5 million, maturities of $11.2 million and principal repayments of $1.8 million.  The increase in available for sale securities during the nine months ended June 30, 2009, primarily in U.S. government agency backed and municipal securities, was funded by a combination of stock conversion proceeds and an increase in borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Securities Held to Maturity.  Investment securities held-to-maturity decreased $1.3 million from $8.5 million at September 30, 2008 to $7.2 million at June 30, 2009 due primarily to principal repayments on mortgage-backed securities.

Deposits.  Total deposits decreased $16.3 million from $189.2 million at September 30, 2008 to $172.9 million at June 30, 2009 primarily due to a decrease in interest-bearing demand deposit accounts of $20.8 million, offset by an increase in certificates of deposit of $3.1 million during the period.  The decrease in the demand deposit balance is primarily due to the investment of the subscription funds that were on deposit at September 30, 2008 pending the closing of the stock conversion.   The increase in certificates of deposit was primarily in the 5-year maturity product, which was priced slightly above market but nearly equivalent to the cost of similar maturity Federal Home Loan Bank of Indianapolis (FHLBI) advances.

Borrowings.  FHLBI advances increased from $8.0 million at September 30, 2008 to $18.7 million at June 30, 2009.  Management determined that utilizing a certain level of FHLBI advances as a funding source alternative to certificates of deposit was advantageous given the low interest rate environment for advances when compared to certificates.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Overview.  The Company reported net income of $153,000 for the three-month period ended June 30, 2009, compared to net income of $41,000 for the same period in 2008.

Net Interest Income.  Net interest income increased $539,000, or 31.7%, for the three months ended June 30, 2009 compared to the same period in 2008.  The increase is primarily the result of a net increase in average interest-earnings assets of $28.4 million with a lesser increase in interest-bearing liabilities of $5.1 million and an increase in the tax-equivalent interest rate spread from 3.02% for 2008 to 3.48% for 2009.  The net increase in interest-earning assets over interest-bearing liabilities is due primarily to the investment of the stock conversion proceeds.

Total interest income increased $129,000, or 4.1%, as a result of an increase in average interest-earning assets of $28.4 million, or 14.4%, from $197.4 million for the three months ended June 30, 2008 to $225.9 million for the three months ended June 30, 2009, which more than offset the decline in the average tax-equivalent yield from 6.39% for 2008 compared to 5.84% for 2009.  The average yield on interest-earning assets decreased primarily as a result of the downward repricing of adjustable rate loans and decreased yields on interest-bearing deposits with banks due to lower market interest rates.  Average loans and investment securities increased $6.8 million and $22.0 million, respectively, while interest-bearing deposits with banks decreased $300,000.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Total interest expense decreased $410,000, or 27.3%, as a result of a decrease in the average cost of funds from 3.37% in 2008 to 2.36% in 2009, which more than offset an increase in average interest-bearing liabilities of $5.1 million from $174.7 million for the three months ended June 30, 2008 to $179.8 million for the three months ended June 30, 2009.  The average cost of interest-bearing liabilities decreased for 2009 primarily as a result of lower market interest rates as compared to 2008, the repricing of certificates of deposit at lower market interest rates as they matured and the utilization of lower-cost FHLBI advances as a source of asset funding.

Provision for Loan Losses.  The provision for loan losses was $272,000 for the three months ended June 30, 2009 compared to $333,000 for the same period in 2008.

Gross loans receivable increased $5.7 million from $173.8 million at June 30, 2008 to $179.5 million at June 30, 2009, primarily due to increases in residential mortgage, multifamily, nonresidential mortgage and commercial business loans, offset by decreases in residential and nonresidential construction and land and land development loans.

Nonperforming loans increased $1.5 million from $1.5 million at June 30, 2008 to $3.0 million at June 30, 2009.  The balance of nonperforming loans at June 30, 2009 includes nonaccrual loans of $2.5 million and loans totaling $456,000 that are over 90 days past due, but still accruing interest.  These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery.  The balance of nonaccrual loans at June 30, 2009 consists of commercial business loans ($55,000), consumer loans ($103,000), residential mortgage loans ($1.5 million), nonresidential mortgage loans ($462,000) and land and land development loans ($433,000).  The $1.5 million of nonaccrual residential mortgage loans consists of those secured by owner occupied, one-to-four family residences ($275,000), non-owner occupied, one-to-four family investment properties ($703,000) and fully completed speculative construction homes ($501,000).  The nonaccrual residential mortgage loans consist primarily of two unrelated borrowing relationships.

Net charge-offs were $207,000 for the three months ended June 30, 2009 compared to net charge-offs of $1.1 million for the same period in 2008.  The significant net charge-offs in 2008 were due primarily to 35 non-owner occupied, one-to-four family investment properties that were deeded to the Bank in lieu of foreclosure.

The allowance for loan losses was $1.7 million at June 30, 2009 compared to $1.8 million at June 30, 2008.  Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses.  The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the increase in the gross loan portfolio and nonperforming loans and the change in overall economic conditions.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Noninterest Income.  Noninterest income increased $39,000 for the three-month period ended June 30, 2009 as compared to the same period in 2008.  The increase was primarily due to increases in service charges on deposit accounts and gain on sales of mortgage loans of $22,000 and $6,000, respectively, and the increase in cash surrender value of life insurance that was $7,000 higher when comparing the two periods.

Noninterest Expense.  Noninterest expense increased $519,000 to $2.1 million for 2009 compared to $1.6 million for the same period in 2008.  Compensation and benefits expense increased $107,000 primarily due to $33,000 in ESOP compensation expense, a reduction of $51,000 in compensation and benefits costs deferred in connection with loan originations and increased staffing and normal salary increases. Professional fees increased $77,000 primarily due to consulting fees related to Sarbanes-Oxley compliance and evaluation of the Bank’s current and prospective core processing vendors. Other operating expenses increased $317,000 primarily due to increases in FDIC premiums of $199,000, including the special assessment for the quarter ended June 30, 2009 that amounted to $97,000, employee and director related expenses, and other operating expenses.

Income Tax Expense. The Company recognized an income tax benefit of $2,000 for the three-month period ended June 30, 2009 as compared to a benefit of $10,000 for the same period in 2008 due primarily to increased tax-exempt income and decreases in state tax expense.

Results of Operations for the Nine Months Ended June 30, 2009 and 2008

Overview.  The Company reported a net loss of $212,000 for the nine-month period ended June 30, 2009, compared to a net loss of $307,000 for the same period in 2008. The primary factor for the net loss in 2009 is the $1.2 million ($731,000, net of tax) one-time contribution to First Savings Charitable Foundation, discussed below, while the primary factor for the net loss in 2008 was the significant provision to loan losses, also discussed below.  Excluding the one-time charitable contribution, the Company would have reported net income of $519,000 for the nine-month period ended June 30, 2009, primarily as a result of an increase in net interest income after provision for loan losses, reduced by an increase in noninterest expenses.

Net Interest Income.  Net interest income increased $1.3 million, or 26.0%, for the nine months ended June 30, 2009 compared to the same period in 2008.  The increase is primarily the result of a net increase in average interest-earnings assets of $23.8 million with a lesser increase in interest-bearing liabilities of $1.0 million and an increase in the tax-equivalent interest rate spread from 2.98% for 2008 to 3.26% for 2009.  The net increase in interest-earning assets over interest-bearing liabilities is due primarily to the investment of the stock conversion proceeds.

Total interest income increased $132,000, or 1.4%, as a result of an increase in average interest-earning assets of $23.8 million, or 12.3%, from $194.1 million for the nine months ended June 30, 2008 to $217.9 million for the nine months ended June 30, 2009, which more than offset the decline in the average tax-equivalent yield from 6.52% for 2008 compared to 5.90% for 2009.  The average yield on interest-earning assets decreased primarily as a result of the downward repricing of adjustable rate loans and decreased yields on interest-bearing deposits with banks due to lower market interest rates.  Average loans and investment securities increased $8.8 million and $16.7 million, respectively, while interest-bearing deposits with banks decreased $1.7 million.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Total interest expense decreased $1.1 million, or 24.8%, as a result of a decrease in the average cost of funds from 3.54% in 2008 to 2.64% in 2009, which more than offset an increase in average interest-bearing liabilities of $1.0 million from $171.9 million for the nine months ended June 30, 2008 to $172.9 million for the nine months ended June 30, 2009.  The average cost of interest-bearing liabilities decreased for 2009 primarily as a result of lower market interest rates as compared to 2008, the repricing of certificates of deposit at lower market interest rates as they matured and the utilization of lower-cost FHLBI advances as a source of asset funding.

Provision for Loan Losses.  The provision for loan losses was $400,000 for the nine months ended June 30, 2009 compared to $1.5 million for the same period in 2008.  The primary factor that contributed to the significant provision for loan losses for 2008 was a provision of $881,000 recorded in March 2008 as a result of the diminished repayment ability of a large borrower whose loans were secured by non-owner occupied, single-family residential real estate whose condition and market value deteriorated significantly since the origination of the loans.

Net charge-offs were $430,000 for the nine months ended June 30, 2009 compared to $1.1 million for the same period in 2008.  The net charge-offs recorded for 2009 were primarily the result of a $91,000 home equity line of credit where the Bank did not have the first mortgage position, a boat loan of $101,000, net of the recovery recognized on repossession of the collateral securing the loan, owner occupied residential real estate of $122,000 and non-owner occupied residential real estate of $52,000. The significant net charge-offs in 2008 were due primarily to 35 non-owner occupied, one-to-four family investment properties that were deeded to the Bank in lieu of foreclosure.

Noninterest Income.  Noninterest income increased $75,000, or 10.0%, to $826,000 for the nine-month period ended June 30, 2009 compared to $751,000 for the same period in 2008.  Service charges on deposit accounts increased $48,000 and the increase in cash surrender value of life insurance was $51,000 higher when comparing the two periods, offset by a decrease in other income of $27,000 that primarily represented a one-time gain on the sale of Visa Inc. stock during the 2008 period.

Noninterest Expense.  Noninterest expense increased $2.4 million for the nine-month period ended June 30, 2009 as compared to the same period in 2008. Charitable contributions increased $1.2 million when comparing the two periods primarily as a result of the $1.2 million one-time contribution to First Savings Charitable Foundation which was organized in connection with, and funded upon completion of, the Company’s initial public offering.  The contribution consisted of $100,000 cash and 110,000 shares of Company common stock (issued at $10.00 per share). Compensation and benefits expense increased $480,000 primarily due to $192,000 in ESOP compensation expense, as well as a reduction of $252,000 in compensation and benefits costs deferred in connection with loan originations.  Professional fees increased $153,000 primarily due to operation as a public company, consulting fees related to Sarbanes-Oxley compliance and evaluation of the Bank’s current and prospective core processing vendors, and fees related to the organization and operation of the Bank’s investment subsidiary organized in October 2008. Occupancy and equipment expense increased $72,000 primarily due to increased depreciation, utilities, and repairs and maintenance expense.  Other operating expenses increased $529,000 primarily due to increases in FDIC premiums of $205,000, including the special assessment for the quarter ended June 30, 2009, employee and director related expenses including training expenditures, fees related to the curtailment and termination of the Bank’s defined benefit pension plan, ESOP plan administration fees and increased other operating expenses.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense.  The Company recognized a tax benefit of $342,000 for the nine-month period ended June 30, 2009 as compared to a tax benefit of $309,000 for the same period in 2008.

Liquidity and Capital Resources

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLBI advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At June 30, 2009, the Bank had cash and cash equivalents of $7.6 million and securities available-for-sale with a fair value of $39.2 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with FHLBI and additional collateral eligible for repurchase agreements.

The Bank’s primary investing activity is the origination of one-to-four family mortgage loans and, to a lesser extent, consumer, multi-family, commercial real estate, commercial business and residential construction loans.  The Bank also invests in U.S. Government and agency securities and mortgage-backed securities issued by U.S. Government agencies.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision but with prior notice to Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At June 30, 2009, the Company had liquid assets of $9.0 million.

Capital Management.  The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements.  As of June 30, 2009, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core and risk-based capital ratios of 17.1%, 17.1% and 29.1%, respectively.  The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.  At June 30, 2009, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded on the Company's financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit.  A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

For the nine months ended June 30, 2009, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

The following table is provided by the OTS and sets forth the change in the Bank’s NPV at June 30, 2009, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

	At June 30, 2009
	Net Portfolio Value			Net Portfolio Value as a Percent
	Dollar	Dollar	Percent	of Present Value of Assets
Change in Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$41,478	$(7,233)	(15)%	17.04%	(204	)bp
200bp	44,416	(4,295)	(9)	17.92	(116	)bp
100bp	46,860	(1,851)	(4)	18.61	(47	)bp
Static	48,711	-	-	19.08	-	bp
(100)bp	49,630	919	2	19.25	17	bp

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The preceding table indicates that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates, but would be expected to increase in the event of a sudden and sustained decrease of 100 basis points in rates.  The expected decrease in the Bank’s NPV given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At June 30, 2009, approximately 58% of the loan portfolio consisted of fixed-rate loans.

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

During the quarter ended June 30, 2009, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 4.             Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on June 24, 2009.  There were 2,542,042 shares entitled to vote as of the April 30, 2009 record date.  Holders of 2,262,730 shares were represented at the meeting.  The results of the vote on the matters presented at the meeting were as follows:

1.	The following individuals were elected to serve a term of one year as directors:

	Vote	Vote	Term to
Name	For	Withheld	Expire

Cecile A. Blau	1,779,705	483,025	2010
Douglas A. York	1,790,584	472,146	2010
John P. Lawson, Jr.	1,795,629	467,101	2010

FIRST SAVINGS FINANCIAL GROUP, INC.
PART II

OTHER INFORMATION

2.	The following individuals were elected to serve a term of two years as directors:

	Vote	Vote	Term to
Name	For	Withheld	Expire

Robert E. Libs	1,790,479	472,251	2011
Michael F. Ludden	1,795,629	467,101	2011
Larry W. Myers	1,795,577	467,153	2011

3.	The following individuals were elected to serve a term of three years as directors:

	Vote	Vote	Term to
Name	For	Withheld	Expire

Charles E. Becht, Jr.	1,790,584	472,146	2012
Gerald Wayne Clapp, Jr.	1,790,374	472,356	2012

4.
The appointment of Monroe Shine & Co., Inc. as the independent registered public accounting firm for the Company for the fiscal year ending September 30, 2009 was ratified by stockholders by the following vote:

For: 2,201,172;   Against: 46,518;   Abstain: 15,039

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

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated August 14, 2009	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated August 14, 2009	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer