Form 10-K
period 2009-09-30
First Savings Financial Group Inc
filed 2010-01-11
CIK 1435508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 1-34155

FIRST SAVINGS FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	37-1567871 (I.R.S. Employer Identification No.)

501 East Lewis & Clark Parkway, Clarksville, Indiana (Address of principal executive offices)	47129 (Zip Code)

Registrant’s telephone number, including area code:  (812) 283-0724

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $20.3 million, based upon the closing price of $9.60 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2009.

The number of shares outstanding of the registrant’s common stock as of December 24, 2009 was 2,414,940.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

First Savings Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in its primary market area.  We attract deposits from the general public and use those funds to originate primarily residential mortgage loans and, to a lesser but growing extent, commercial mortgage loans and commercial business loans.  We also originate residential and commercial construction loans, multi-family loans, land and land development loans, and consumer loans.  We conduct our lending and deposit activities primarily with individuals and small businesses in our primary market area.

On September 30, 2009, First Savings Bank acquired Community First Bank (“Community First”), an Indiana-chartered commercial bank.  The acquisition expanded First Savings Bank’s presence into Harrison, Crawford and Washington Counties in Indiana.  See note 2 of the notes to consolidated financial statements beginning on page F-1 of this annual report.

Our website address is www.fsbbank.net.  Information on our website should not be considered a part of this annual report.

Market Area

We are located in South Central Indiana along the axis of Interstate 65 and Interstate 64, directly across the Ohio River from Louisville, Kentucky.  We consider Clark, Floyd, Harrison, Crawford and Washington counties, Indiana, in which all of our offices are located, and the surrounding areas to be our primary market area. The current top employment sectors in these counties are the private retail, service and manufacturing industries, which are likely to continue to be supported by the projected growth in population and median household income.  These counties are well-served by barge transportation, rail service, and commercial and general aviation services, including the United Parcel Service’s major hub, which are located in our primary market area.

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the several financial institutions, including credit unions, operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2009, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 13.20%, 1.34%, 14.73%, 71.15% and 7.37% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively.  This data does not reflect deposits held by credit unions with which we also compete.  In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area.  Some of these institutions are larger than us and, therefore, may have greater resources.

Our competition for loans comes primarily from financial institutions, including credit unions, in our primary market area and from other financial service providers, such as mortgage companies and mortgage brokers.  Competition for loans also comes from non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty and captive finance companies.

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

Lending Activities

The Bank is in the process of transforming the composition of its balance sheet from that of a traditional thrift institution to that of a commercial bank.  We intend to continue to emphasize residential lending, primarily secured by owner-occupied properties, but also continue concentrating on ways to expand our consumer/retail banking capabilities and our commercial banking services with a focus on serving small businesses and emphasizing relationship banking in our primary market area.  This transformation is enhanced by an expanded commercial lending staff dedicated to growing commercial real estate and commercial business loans.

The largest segment of our loan portfolio is real estate mortgage loans, primarily one-to four- family residential loans, including non-owner occupied residential loans that were predominately originated before 2005, and, to a lesser but growing extent, commercial real estate and commercial business loans.  We also originate residential and commercial construction loans, multi-family loans, land and land development loans, and consumer loans.  We generally originate loans for investment purposes, although, depending on the interest rate environment and our asset/liability management goals, we may sell into the secondary market the 25-year and 30-year fixed-rate residential mortgage loans that we originate.  We do not offer, and have not offered, Alt-A, sub-prime or no-documentation loans and acquired no such loans in the acquisition of Community First.

One-to Four-Family Residential Loans.  Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, and the surrounding areas.  A significant portion of the residential mortgage loans that we had originated before 2005 are secured by non-owner occupied properties.  Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties, and our non-performing loan balances have increased in recent periods primarily because of delinquencies in our non-owner occupied residential loan portfolio.  See “Item 1A. Risk Factors – Risks Related to Our Business – Our concentration in non-owner occupied real estate loans may expose us to increased credit risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Analysis of Nonperforming and Classified Assets.” Since 2005, when we hired a new President and Chief Executive Officer, we have de-emphasized non-owner occupied residential mortgage lending and have focused, and intend to continue to focus, our residential mortgage lending primarily on originating residential mortgage loans secured by owner-occupied properties.

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

Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that typically ranges from one to five years.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to a margin above the one year U.S. Treasury index.  The maximum amount by which the interest rate may be increased or decreased is generally one percentage point per adjustment period and the lifetime interest rate cap is generally six percentage points over the initial interest rate of the loan.  However, a portion of the adjustable-rate mortgage loan portfolio has a maximum amount by which the interest rate may be increased or decreased of two percentage points per adjustment period and a lifetime interest rate cap generally of six percentage points over the initial interest rate of the loan.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 80%, including that for non-owner occupied residential real estate loans whose loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding.  Non-owner occupied loans originated before 2005, however, were generally originated with loan-to-value ratios up to 80%.  Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance.  However, the total balance of residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% and without private mortgage insurance or government guaranty at September 30, 2009 was $3.9 million, including $2.3 million acquired in the acquisition of Community First.  We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser.  We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more.  Borrowers must obtain hazard insurance, and flood insurance is required for all loans located flood hazard areas.

At September 30, 2009, our largest one-to four-family residential loan had an outstanding balance of $2.6 million.  This loan, which was originated in November 2007 and is secured by 46 non-owner occupied properties, was performing in accordance with its original terms at September 30, 2009.

Commercial Real Estate Loans.  We offer fixed- and adjustable-rate mortgage loans secured by commercial real estate.  Our commercial real estate loans are generally secured by small to moderately-sized office, retail and industrial properties located in our primary market area and are typically made to small business owners and professionals such as attorneys and accountants.

We originate fixed-rate commercial real estate loans, generally with terms up to five years and payments based on an amortization schedule of 15 to 20 years, resulting in “balloon” balances at maturity.  We also offer adjustable-rate commercial real estate loans, generally with terms up to five years and with interest rates typically equal to a margin above the prime lending rate or the London Interbank Offered Rate (LIBOR).  Loans are secured by first mortgages, generally are originated with a maximum loan-to-value ratio of 80% and often require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors.

At September 30, 2009, our largest commercial real estate loan had an outstanding balance of $2.4 million. This loan, which was originated in July 2009 and is secured by a retail powersport vehicles dealership facility, was performing in accordance with its original terms at September 30, 2009.

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

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination.  At September 30, 2009, we had approved commitments for speculative construction loans of $8.2 million, of which $5.9 million was outstanding.  We require a maximum loan-to-value ratio of 80% for speculative construction loans.  At September 30, 2009, our largest construction loan relationship was for a commitment of $1.4 million, of which $886,000 was outstanding.  This relationship was performing according to its original terms at September 30, 2009.

Land and Land Development Loans.  On a limited basis, we originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions.  Land development loans are generally interest-only loans for a term of 18 to 24 months.  We generally require a maximum loan-to-value ratio of 75% of the appraisal market value upon completion of the project.  We generally do not require any cash equity from the borrower if there is sufficient indicated equity in the collateral property.  Development plats and cost verification documents are required from borrowers before approving and closing the loan.  Our loan officers are required to personally visit the proposed development site and the sites of competing developments.  We also originate loans to individuals secured by undeveloped land held for investment purposes.  At September 30, 2009, our largest land loan development had an outstanding balance of $1.8 million.  This loan was performing in accordance with its original terms at September 30, 2009.

Multi-Family Real Estate Loans.  To a limited extent, we offer multi-family mortgage loans that are generally secured by properties in our primary market area.  Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project.  Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. At September 30, 2009, our largest multi-family mortgage loan had an outstanding balance of $3.3 million.  This loan, which was originated in October 2008 and is secured by an apartment complex, was performing in accordance with its original terms at September 30, 2009.

Consumer Loans.  Although we offer a variety of consumer loans, our consumer loan portfolio consists primarily of home equity loans, both fixed-rate amortizing term loans with terms up to 15 years and adjustable rate lines of credit with interest rates equal to a margin above the prime lending rate.  Consumer loans typically have shorter maturities and higher interest rates than traditional one-to four-family lending.  We typically do not make home equity loans with loan-to-value ratios exceeding 90%, including any first mortgage loan balance.  We also offer auto and truck loans, personal loans and boat loans.  At September 30, 2009, $3.1 million, or 0.9% of our consumer loan portfolio was comprised of boat loans.  We no longer are an active originator of boat loans.  The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Commercial Business Loans.  We typically offer commercial business loans to small businesses located in our primary market area.  Commercial business loans are generally secured by equipment and general business assets.  Key loan terms and covenants vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors, and personal guarantees are typically required as part of the loan commitment.  At September 30, 2009, our largest commercial business loan had an outstanding balance of $2.2 million.  This loan, which was originated in March 2009 and is secured by contract assignments and accounts receivable, was performing in accordance with its original terms at September 30, 2009.

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

Non-Owner Occupied Residential Real Estate Loans.  Loans secured by rental properties represent a unique credit risk to us and, as a result, we adhere to special underwriting guidelines.  Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property.  Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants.  Payments on loans secured by rental properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  To monitor cash flows on rental properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and we consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property.  We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases.  Until recently, if the borrower had multiple loans for rental properties with us, the loans were not cross-collateralized.  If the borrower holds loans on more than four rental properties, a loan officer or collection officer is generally required to inspect these properties annually to determine if they are being properly maintained and rented. Recently, we generally have limited these loan relationships to an aggregate total of $500,000.

Multi-Family and Commercial Real Estate Loans.  Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans.  In addition, some loans may contain covenants regarding ongoing cash flow coverage requirements.  In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property.  An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Consumer Loans.  Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as motor vehicles and boats.  In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In the case of home equity loans, real estate values may be reduced to a level that is insufficient to cover the outstanding loan balance after accounting for the first mortgage loan balance.  Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

Loan Originations, Sales and Purchases.  Loan originations come from a number of sources.  The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.  We generally sell in the secondary market long-term fixed-rate residential mortgage loans that we originate.  We have not historically sold participation interests in loans that we have originated; however, $8.0 million of loans we acquired in the acquisition of Community First included sold participation interests of $4.8 million, for a net position of $3.2 million outstanding in our portfolio.  We may sell participation interests in loans originated by us from time to time depending on various factors.  Our decision to sell loans is based on prevailing market interest rate conditions, interest rate management, regulatory lending restrictions and liquidity needs.

We have not historically purchased whole loans or participation interests to supplement our lending portfolio; however, we acquired $9.9 million of participation interests of loans in the acquisition of Community First.  At September 30, 2009, our largest participation interest was $2.0 million.  This loan, which was originated in August 2008 and is secured by single family residential real estate, was performing in accordance with its original terms at September 30, 2009.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management.  Certain of our employees have been granted individual lending limits, which vary depending on the individual, the type of loan and whether the loan is secured or unsecured.  Generally, all loan requests for lending relationships that exceed the individual officer lending limits, which is generally $250,000 secured or $50,000 unsecured, require committee or Board of Directors approval.  Loans resulting in aggregated lending relationships in excess of $250,000 secured and $50,000 unsecured but less than $1.0 million require approval by the Officer Loan Committee and loans resulting in aggregated lending relationships in excess of $1.0 million but less than $2.5 million require approval of the Executive Loan Committee.  The Executive Loan Committee consists of the President, Chief Operations Officer, Chief of Credit Administration, Senior Lending Officer and VP of Commercial Lending and the Officer Loan Committee consists of the same but also includes certain other officers designated by the Board of Directors.  Loans resulting in aggregated lending relationships in excess of $2.5 million require approval by both the Executive Loan Committee and the Board of Directors.

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At September 30, 2009, our regulatory limit on loans to one borrower was $6.8 million.  At that date, our largest lending relationship was $5.9 million, of which $5.7 million was outstanding, and was performing according to its original terms at that date.  This loan relationship is secured by commercial real estate and the borrower’s personal residence.

Loan Commitments.  We issue commitments for residential and commercial mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our loan commitments expire after 30 days.  See note 14 to the notes to the consolidated financial statements beginning on page F-1 of this annual report.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored agencies and of state and municipal governments, mortgage-backed securities, collateralized mortgage obligations and certificates of deposit of federally insured institutions.  Within certain regulatory limits, we also may invest a portion of our assets in other permissible securities.  As a member of the Federal Home Loan Bank of Indianapolis, we also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock.

At September 30, 2009, our investment portfolio consisted primarily of U.S. government agency securities, mortgage backed securities and collateralized mortgage obligations issued by government sponsored enterprises, municipal securities and privately issued collateralized mortgage obligations acquired in the acquisition of Community First.  We do not currently invest in trading account securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, and to provide an alternate source of low-risk investments at a favorable return when loan demand is weak.  Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy.  Messrs. Myers, our President and Chief Executive Officer, and Schoen, our Chief Financial Officer, are responsible for implementation of the investment policy and monitoring our investment performance.  Our board of directors reviews the status of our investment portfolio on a quarterly basis, or more frequently if warranted.

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

Borrowings.  We use advances from the Federal Home Loan Bank of Indianapolis to supplement our investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank of Indianapolis and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  We also utilize retail and broker repurchase agreements as sources of borrowings and may use brokered certificates of deposits from time to time depending on our liquidity needs and pricing of these facilities versus other funding alternatives.

Personnel

As of September 30, 2009, we had 125 full-time employees and 33 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Subsidiaries

The Company’s sole subsidiary is the Bank.  The Bank has three subsidiaries, Southern Indiana Financial Corporation and FFCC, Inc., both of which are organized as Indiana corporations, and First Savings Investments, Inc., a Nevada Corporation.  Southern Indiana Financial Corporation is an independent insurance agency, offering various types of annuities and life insurance policies.  FFCC, Inc. was organized for the purposes of purchasing, holding and disposing of real estate owned.  First Savings Investments, Inc. was organized on October 3, 2008 for the purpose of holding and managing a portion of the Bank’s investment securities portfolio.

REGULATION AND SUPERVISION

First Savings Financial Group, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision.  First Savings Financial Group is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.  First Savings Financial Group is listed on the Nasdaq Capital Market and it is subject to the rules of Nasdaq for listed companies.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At September 30, 2009, First Savings Bank met each of these capital requirements.  See note 21 of the notes to consolidated financial statements beginning on page F-1 of this annual report.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  Subsequent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”  As of September 30, 2009, First Savings Bank maintained 84.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership or conservatorship.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

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

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  For calendar 2008, assessments ranged from five to forty-three basis points of each institution’s deposit assessment base.  Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The Federal Deposit Insurance Corporation made further refinements to its risk-based assessment that were effective April 1, 2009, and effectively made the range seven to 77 1/2 basis points.  The Federal Deposit Insurance Corporation may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar special assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, was recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009, subsequently extended until June 30, 2010, and certain senior unsecured debt issued by institutions and their holding companies within a specified time frame would be guaranteed by the FDIC through June 30, 2012, or, in certain cases, December 31, 2012.  The Bank made the business decision to not participate in the unlimited noninterest-bearing transaction account coverage and the Bank and the Company opted to not participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the four quarters ending September 30, 2009 averaged 1.08 basis points of assessable deposits.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System.  First Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve (12) regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  First Savings Bank, as a member of the Federal Home Loan Bank of Indianapolis, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  At September 30, 2009, First Savings Bank complied with this requirement with an investment in Federal Home Loan Bank stock of $4.2 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs.  These requirements, and general economic conditions, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts).  For 2009, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million.  The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually and for 2010, require a 3% ratio for up to $55.2 million and an exception of $10.7 million.  First Savings Bank complies with the foregoing requirements.

Holding Company Regulation

General.  First Savings Financial Group is a nondiversified unitary savings and loan holding company within the meaning of federal law.  The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law and for multiple savings and loan holding companies as described below.  Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities.  Upon any non-supervisory acquisition by First Savings Financial Group of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, First Savings Financial Group would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.  However, the Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision, and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers, among other things, the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

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

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision.  Acquisition of 25% or more of voting stock is definitively deemed a change in control.  Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Regulatory Restructuring Legislation

The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions.  Proposals range from the merger of the Office of Thrift Supervision with the Office of the Comptroller of the Currency, which regulates national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency and Federal Reserve Board.  The federal savings association charter would be eliminated and federal associations required to become banks under some proposals, although others would grandfather existing charters such as that of the Bank.  Savings and loan holding companies would become regulated as bank holding companies under certain proposals.  Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well.

Enactment of any of these proposals would revise the regulatory structure imposed on the Bank, which could result in more stringent regulation.  At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

Federal Securities Laws

First Savings Financial Group’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.  First Savings Financial Group is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Federal Income Taxation

General.  We report our income on a fiscal year basis using the accrual method of accounting.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  For its 2009 fiscal year, First Savings Bank’s maximum federal income tax rate was 34%.

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

At September 30, 2009, $45.2 million, or 24.3% of our residential mortgage loan portfolio and 12.6% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties.  Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream.  In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.  Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us.  At September 30, 2009, we had 12 non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $15.4 million.  Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.  At September 30, 2009, non-performing non-owner occupied residential loans amounted to $803,000.  Non-owner occupied residential properties held as real estate owned amounted to $306,000 at September 30, 2009.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our recent emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2009, $85.0 million, or 23.6%, of our loan portfolio consisted of commercial real estate loans and commercial business loans.  Subject to market conditions, we intend to increase our origination of these loans.  Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, some of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  At September 30, 2009, non-performing commercial business loans and non-performing commercial real estate loans totaled $572,000 and $1.1 million, respectively.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

At September 30, 2009, $33.4 million, or 9.27% of our loan portfolio consisted of construction loans, farmland and land and land development loans, and $8.2 million, or 36.9% of the construction loan portfolio, consisted of speculative construction loans at that date.  While recently the demand for construction loans has decreased significantly due to the decline in the housing market, historically, construction loans, including speculative construction loans, have been a material part of our loan portfolio.  Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination.  Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans.  These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers.  In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss.  Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would hurt our earnings.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Changing interest rates may hurt our earnings and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings.  Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income.  Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract.  Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates.  As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin.  Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates.  Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.  In addition, over the last year, the U.S. Federal Reserve has decreased its target rate for federal funds from 1.00% to 0.25%.  Interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio.  Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates.  Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax.  Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.  For further discussion of how changes in interest rates could impact us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management — Interest Rate Risk Management.”

We may fail to realize the anticipated benefits of the Community First acquisition.

The success of the Community First acquisition depends primarily on our ability to successfully integrate the operations of Community First by, among other things, realizing anticipated cost savings, retaining Community First’s loan and deposit customers and its key personnel, and successfully managing any growth resulting from the acquisition.  If we are unable to integrate Community First’s operations successfully, the anticipated benefits of the acquisition may not be fully realized, if at all, or may take longer to realize than expected, which may have a material adverse effect of our financial conditions and results of operations.

A downturn in the local economy or a decline in real estate values could hurt our profits.

Substantially all of our loans are secured by real estate in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, and the surrounding areas.  As a result of this concentration, a downturn in the local economy could significantly increase nonperforming loans, which would hurt our profits.  A decline in real estate values could lead to some of our mortgage loans becoming inadequately collateralized, which would expose us to greater risk of loss.  Additionally, a decline in real estate values could hurt our portfolio of construction loans, nonresidential real estate loans, and land and land development loans and could reduce our ability to originate such loans.  For a discussion of our primary market area, see “Item 1. Business — Market Area.”

Strong competition within our primary market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and attract deposits.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  At June 30, 2009, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 13.20%, 1.34%, 14.73%, 71.15% and 7.37% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our primary market area.  See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

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

The current administration has also proposed comprehensive legislation intended to modernize regulation of the United States financial system. The proposed legislation contains several provisions that would have a direct impact on First Savings Financial Group and First Savings Bank. Under the proposed legislation, the federal savings association charter would be eliminated and the Office of Thrift Supervision would be consolidated with the Comptroller of the Currency into a new regulator, the National Bank Supervisor. The proposed legislation would also require First Savings Bank to convert to a national bank or a state-chartered institution. In addition, the proposed legislation would eliminate the status of “savings and loan holding company” and mandate that First Savings Financial Group register as a bank holding company. Registration as a bank holding company would represent a significant change because there are material differences between savings and loan holding company and bank holding company supervision and regulation. For example, bank holding companies above a specified asset size are subject to consolidated leverage and risk-based capital requirements whereas savings and loan holding companies are not subject to such requirements. The proposed legislation would also create the Consumer Financial Protection Agency, a new federal agency dedicated to administering and enforcing fair lending and consumer compliance laws with respect to financial products and services, which would create new regulatory requirements and increased regulatory compliance costs for us. If enacted, the proposed legislation may have a material impact on our operations. However, because any final legislation may differ significantly from the current administration’s proposal, the specific effects of the legislation cannot be evaluated at this time.

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

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of September 30, 2009.

Location	Year Opened	Owned/ Leased

Main Office:

Clarksville Main Office 501 East Lewis & Clark Parkway Clarksville, Indiana	1968	Owned

Branch Offices:

Jeffersonville - Allison Lane Office 2213 Allison Lane Jeffersonville, Indiana	1975	Owned

Charlestown Office 1100 Market Street Charlestown, Indiana	1993	Owned

Floyd Knobs Office 3711 Paoli Pike Floyd Knobs, Indiana	1999	Owned

Georgetown Office 1000 Copperfield Drive Georgetown, Indiana	2003	Owned

Jeffersonville - Court Avenue Office 202 East Court Avenue Jeffersonville, Indiana	1986	Owned

Sellersburg Office 125 Hunter Station Way Sellersburg, Indiana	1995	Owned

Corydon – Hwy 62 Office 900 Hwy 62 NW Corydon, Indiana	1996	Owned

Corydon – Chestnut Street Office 117 E Chestnut Street Corydon, Indiana	1994	Leased

Salem Office 1336 S Jackson Street Salem, Indiana	1995	Owned

English Office 200 Indiana Avenue English, Indiana	1925	Owned

Marengo Office 125 W Old Short Street Marengo, Indiana	1984	Owned

Milltown Office 430 E State Road 64 Milltown, Indiana	1983	Owned

Leavenworth Office 510 Hwy 62 Leavenworth, Indiana	1969	Owned

Item 3.	LEGAL PROCEEDINGS

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “FSFG.”  The Company completed its initial public offering on October 6, 2008 and commenced trading on October 7, 2008.  As of December 24, 2009, the Company had approximately 355 holders of record and 2,414,940 shares of common stock outstanding.  The figure of shareholders of record does not reflect the number of person whose shares are in nominee or “street” name accounts through brokers.

The following table sets forth the high and low sales prices for each full quarterly period during which the Company’s stock was traded during the past fiscal year.  Because the Company’s stock did not begin trading until October 7, 2008, information is provided beginning with the quarter ended March 31, 2009.  See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and note 20 to the notes to the consolidated financial statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company.

	High	Low		Market price
	Sale	Sale	Dividends	end of period
Fiscal Year Ended September 30, 2009:

Fourth Quarter	$11.00	$9.85	$0.00	$10.70
Third Quarter	10.85	9.59	0.00	9.85
Second Quarter	10.05	8.99	0.00	9.60
First Quarter	N/A	N/A	N/A	N/A

Purchases of Equity Securities

First Savings Financial Group did not purchase any shares of its common stock during the fiscal year ended September 30, 2009.

Item 6.	SELECTED FINANCIAL DATA

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our audited consolidated financial statements.  The following is only a summary and should be read in conjunction with the audited consolidated financial statements and notes beginning on page F-1 of this annual report.

	At September 30,
(In thousands)	2009	2008	2007	2006	2005
Financial Condition Data:
Total assets	$480,811	$228,924	$203,321	$206,399	$205,796
Cash and cash equivalents	10,404	21,379	10,395	15,223	14,651
Securities available-for-sale	72,580	10,697	8,260	5,897	7,039
Securities held-to-maturity	6,782	8,456	7,422	8,219	11,602
Loans net	353,823	174,807	167,371	166,695	163,676
Deposits	350,816	189,209	168,782	175,891	175,451
Borrowings from Federal Home Loan Bank	55,773	8,000	3,000	–	–
Stockholders’ equity (total equity before September 30, 2009)	52,877	29,720	29,662	28,850	28,487

	For the Year Ended September 30,
(In thousands)	2009	2008	2007	2006	2005
Operating Data:
Interest income	$13,008	$12,523	$13,078	$12,223	$10,874
Interest expense	4,440	5,972	6,183	5,250	4,255
Net interest income	8,568	6,551	6,895	6,973	6,619
Provision for loan losses	819	1,540	758	813	336
Net interest income after provision for loan losses	7,749	5,011	6,137	6,160	6,283
Noninterest income	1,263	1,054	841	889	1,306
Noninterest expense	9,231	6,555	5,737	6,453	5,601
Income (loss) before income taxes	(219)	(490)	1,241	596	1,988
Income tax expense (benefit)	(252)	(300)	427	241	784
Net income (loss)	$33	$(190)	$814	$355	$1,204

Per Share Data:
Net income - basic	$0.01	N/A	N/A	N/A	N/A
Net income - diluted	0.01	N/A	N/A	N/A	N/A
Dividends	0.00	N/A	N/A	N/A	N/A

	At or For the Year Ended September 30,
	2009	2008	2007	2006	2005
Performance Ratios:
Return on average assets	0.01%	(0.09)%	0.40%	0.17%	0.57%

Return on average equity	0.06	(0.64)	2.78	1.24	4.32

Interest rate spread (1)	3.41	2.97	3.48	3.49	3.34

Net interest margin (2)	3.93	3.38	3.77	3.74	3.50

Other expenses to average assets	3.90	3.11	2.79	3.13	2.66

Efficiency ratio (3)	93.90	86.19	74.16	82.08	70.68

Average interest-earning assets to average interest-bearing liabilities	125.66	113.15	108.61	109.23	107.59

Average equity to average assets	21.84	14.07	14.24	13.91	13.24

Capital Ratios:
Tangible capital (4)	7.55%	12.87%	14.56%	13.96%	13.82%

Core capital (4)	7.55	12.87	14.56	13.96	13.82

Risk-based capital (4)	12.32	22.09	24.70	23.36	23.84

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.03%	0.98%	0.75%	0.51%	0.52%

Allowance for loan losses as a percent of non-performing loans	70.06	104.72	117.16	50.61	55.79

Net charge-offs to average outstanding loans during the period	0.38	0.64	0.21	0.51	0.16

Non-performing loans as a percent of total loans	1.49	0.94	0.64	1.01	0.93

Non-performing assets as a percent of total assets	1.44	0.96	1.27	1.79	1.14

Other Data:
Number of offices	14	7	7	7	7
Number of deposit accounts (5)	32,689	16,831	17,525	17,962	17,930
Number of loans (6)	6,552	2,188	2,216	2,325	2,516

(1)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.  Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.

(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	Represents the capital ratios of only the Bank.
(5)	The 2009 figure includes 16,455 deposit accounts acquired in the acquisition of Community First.
(6)	The 2009 figure includes 4,595 loans acquired in the acquisition of Community First.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Expenses.  The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, data processing expenses, professional service fees, federal deposit insurance premiums and other miscellaneous expenses.  Our noninterest expenses increased as a result of operating as a public company.  These additional expenses consist primarily of legal and accounting fees, expenses of shareholder communications and meetings and stock exchange listing fees.

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

Our contribution to the charitable foundation is an additional operating expense that reduced net income during 2009.  The significant expense resulting from the contribution to the foundation will not be a recurring one.

Other expenses include expenses for advertising, office supplies, postage, telephone, insurance, regulatory assessments and other miscellaneous operating expenses.

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

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution.  We plan to achieve this by executing our strategy of:

•	continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties;

•	pursuing opportunities to increase commercial real estate lending and commercial business lending;

•	providing exceptional customer service to attract and retain customers; and

•	expanding our market share and market area by opening new branch offices and pursuing opportunities to acquire other financial institutions or branches.

Continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties.

Our predominant lending activity has been residential mortgage lending in our primary market area.  A significant portion of the residential mortgage loans that we had originated before 2005 are secured by non-owner occupied properties.  Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties, and our non-performing loan balances have increased in recent periods primarily because of delinquencies in our non-owner occupied residential loan portfolio.  Since 2005, when we hired a new President and Chief Executive Officer, we have de-emphasized non-owner occupied residential mortgage lending and have focused, and intend to continue to focus, our residential mortgage lending primarily on originating residential mortgage loans secured by owner-occupied properties.  At September 30, 2009, 51.6% of our total loans were residential mortgage loans and 24.3% of our residential mortgage loans were secured by non-owner occupied properties.  We intend to expand our emphasis on residential mortgage lending because this type of lending generally carries lower credit risk and has contributed to our historically favorable asset quality.

Pursuing opportunities to increase commercial real estate lending and commercial business lending.

In recent periods, we have begun to focus on commercial real estate and commercial business lending and intend to continue this focus.  Commercial real estate loans and commercial business loans give us the opportunity to earn more income because these loans have higher interest rates than residential mortgage loans in order to compensate for the increased credit risk.  At September 30, 2009, commercial real estate loans and commercial business loans represented 13.4% and 10.3%, respectively, of our total loans.  We intend to continue to pursue these lending opportunities in our primary market area.

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

The acquisition of Community First expanded our market area into Harrison, Crawford and Washington Counties, Indiana.  We intend to continue to pursue opportunities to expand our market share and market area by seeking to open additional branch offices and pursuing opportunities to acquire other financial institutions or branches of other financial institutions in our primary market area and surrounding areas.

Balance Sheet Analysis

Cash and Cash Equivalents.  At September 30, 2009 and September 30, 2008, cash and cash equivalents totaled $10.4 million and $21.4 million, respectively.  Cash and cash equivalents decreased primarily due to the investment of the stock conversion proceeds which were held on deposit at September 30, 2008, offset by $4.0 million acquired in the acquisition of Community First.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate one-to four-family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans.  To a lesser extent, we originate various consumer loans including home equity lines of credit and credit cards.

Residential mortgage loans comprise the largest segment of our loan portfolio.  At September 30, 2009, these loans totaled $185.8 million, or 51.6% of total loans, compared to $113.5 million, or 64.2% of total loans at September 30, 2008.  Total residential mortgage loan balances increased in 2009 primarily due to $77.3 million of these loans acquired in the acquisition of Community First, partially offset by repayments during 2009.  We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 25-year and 30-year fixed-rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income.  Management intends to continue offering short-term adjustable rate residential mortgage loans and sell long-term fixed rate mortgage loans in the secondary market with servicing released.

Commercial real estate loans totaled $48.1 million, or 13.4% of total loans at September 30, 2009, compared to $15.5 million, or 8.7% of total loans at September 30, 2008.  The balance of commercial real estate loans has increased primarily due to $24.4 million of these loans acquired in the acquisition of Community First and management’s focus on originating these loans during 2009.  In addition, we have had a greater opportunity to originate these loans during 2009 as a result of our increased commercial lending personnel and decreased competition in the marketplace.  Management continues to focus on pursuing nonresidential loan opportunities in order to continue diversifying the loan portfolio.

Multi-family real estate loans totaled $12.6 million, or 3.5% of total loans at September 30, 2009, compared to $3.3 million, or 1.9% of total loans at September 30, 2008.  The balance of multi-family real estate loans increased primarily due to $4.0 million of these loans acquired in the acquisition of Community First, our increased commercial lending personnel and our offering of competitive short-term rates on these loans during 2009.

Residential construction loans totaled $14.6 million, or 4.0% of total loans, at September 30, 2009 of which $8.2 million were speculative construction loans.  At September 30, 2008, residential construction loans totaled $6.2 million, or 3.5% of total loans, of which $4.5 million were speculative loans.  The increase in residential construction loan balances is due primarily to $10.2 million of these loans acquired in the acquisition of Community First, offset by less originations of such loans during 2009 due to the general slowdown in the housing market in our primary market area and, to a lesser extent, increased competition in the market for these loans.  The Bank is a leading construction lender in its marketplace and management intends to aggressively pursue quality construction lending opportunities when the housing market recovers.

Commercial construction loans totaled $7.6 million, or 2.1% of total loans, at September 30, 2009 compared to $2.0 million, or 1.1% of total loans at September 30, 2008.  Commercial construction loan balances increased primarily due to $7.2 million of these loans acquired in the acquisition of Community First, offset by the payoff by permanent financing of a $1.7 million commercial construction loan during 2009 and a general slowdown of commercial construction in our primary market area and increased competition in the marketplace for these loans.

Land and land development loans totaled $11.2 million, or 3.1% of total loans at September 30, 2009, compared to $4.7 million, or 2.7% of total loans at September 30, 2008.  The increase is due primarily due to $6.1 million of these loans acquired in the acquisition of Community First.  These loans are primarily secured by vacant lots to be improved for residential and nonresidential development and farmland.

Commercial business loans totaled $36.9 million, or 10.3% of total loans, at September 30, 2009 compared to $14.4 million, or 8.2% of total loans, at September 30, 2008.  Commercial business loan balances increased primarily due to $20.6 million of these loans acquired in the acquisition of Community First and as a result of our increased commercial lending personnel.

Consumer loans totaled $43.2 million, or 12.0% of total loans, at September 30, 2009 compared to $17.2 million, or 9.7% of total loans, at September 30, 2008.  The total balance of consumer loans has increased primarily due to $26.6 million of these loans acquired in the acquisition of Community First.  In general, consumer loans, including home equity lines of credit, unsecured loans and loans secured by deposits, have declined due to pay-downs, payoffs, charge-offs and management’s decision to focus on other lending opportunities with less inherent credit risk.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$185,800	51.61%	$113,518	64.20%	$104,297	60.33%	$101,122	59.29%	$105,150	61.62%
Commercial	48,090	13.36	15,459	8.74	18,364	10.62	19,090	11.19	11,738	6.88
Multi-family	12,584	3.50	3,282	1.86	1,275	0.74	1,821	1.07	1,640	0.96
Residential construction	14,555	4.04	6,189	3.50	11,583	6.70	20,562	12.06	22,110	12.96
Commercial construction	7,648	2.12	1,991	1.13	3,265	1.89	29	0.02	2,800	1.64
Land and land development	11,189	3.11	4,748	2.69	5,022	2.91	2,524	1.48	2,917	1.71
Total	279,866	77.74	145,187	82.12	143,806	83.19	145,148	85.11	146,355	85.77

Commercial business	36,901	10.25	14,411	8.15	12,645	7.31	10,232	6.00	8,462	4.96

Consumer:
Home equity lines of credit	17,365	4.82	9,970	5.64	8,275	4.79	6,049	3.55	5,029	2.95
Auto loans	18,279	5.08	1,950	1.10	1,946	1.13	1,675	0.98	1,934	1.13
Boat loans	3,091	0.86	3,257	1.84	3,975	2.30	5,158	3.02	6,237	3.66
Other	4,476	1.25	2,033	1.15	2,225	1.28	2,300	1.34	2,619	1.53
Total	43,211	12.01	17,210	9.73	16,421	9.50	15,182	8.89	15,819	9.27

Total loans	359,978	100.00%	176,808	100.00%	172,872	100.00%	170,562	100.00%	170,636	100.00%

Reserve for uncollected interest	–		–		-		1		-
Deferred loan origination fees and costs, net	(846)		(795)		(618)		(335)		(204)
Undisbursed portion of loans in process	3,306		1,067		4,822		3,333		6,282
Allowance for loan losses	3,695		1,729		1,297		868		882
Loans, net	$353,823		$174,807		$167,371		$166,695		$163,676

Loan Maturity

The following table sets forth certain information at September 30, 2009 regarding the dollar amount of loan principal repayments becoming due during the period indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.

	At September 30, 2009
(Dollars in thousands)	Residential Real Estate (1)	Commercial Real Estate (2)	Construction (3)	Commercial Business	Consumer	Total Loans
Amounts due in:
One year or less	$20,670	$17,498	$22,203	$26,752	$11,569	$98,692
More than one year to two years	13,248	10,741	-	3,520	7,070	34,579
More than two years to three years	11,415	8,591	-	2,137	5,527	27,670
More than three years to five years	18,689	10,071	-	2,507	7,738	39,005
More than five years to ten years	35,865	7,081	-	1,709	6,939	51,594
More than ten years to fifteen years	30,925	3,066	-	123	4,316	38,430
More than fifteen years	67,572	2,231	-	153	52	70,008
Total	$198,384	$59,279	$22,203	$36,901	$43,211	$359,978

(1)	Includes multi-family loans.
(2)	Includes farmland and land and land development loans.
(3)	Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2009 that are due after September 30, 2010, and have either fixed interest rates or adjustable interest rates.  The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$120,120	$57,594	$177,714
Commercial real estate (2)	30,320	11,461	41,781
Construction	-	-	-
Commercial business	8,206	1,943	10,149
Consumer	21,256	10,386	31,642
Total	$179,902	$81,384	$261,286

(1)	Includes multi-family loans.
(2)	Includes farmland and land and land development loans.

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated.

	Year Ended September 30,
(In thousands)	2009	2008	2007
Total loans at beginning of period	$176,808	$172,872	$170,562
Loans originated:
Residential real estate (1)	22,115	38,844	25,203
Commercial real estate (2)	8,360	7,154	7,956
Construction	3,258	7,918	23,597
Commercial business	13,883	8,648	12,798
Consumer	14,013	15,854	13,916
Total loans originated	61,629	78,418	83,470
Loans purchased	–	–	–
Increase due to acquisition of Community First	174,940	–	–
Deduct:
Loan principal repayments	(50,886)	(72,603)	(80,707)
Loan sales	(2,513)	(1,879)	(453)
Net loan activity	183,170	3,936	2,310
Total loans at end of period	$359,978	$176,808	$172,872

(1)	Includes multi-family loans.
(2)	Includes land and land development loans.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises, municipal bonds and privately issued collateralized mortgage obligations.  Available for sale securities increased by $61.9 million from September 30, 2008 to September 30, 2009 primarily due to $48.9 million of these securities acquired in the acquisition of Community First, of which $32.2 million were mortgage backed securities issued by government sponsored enterprises, $11.2 million were privately issued collateralized mortgage obligations and $5.5 million were municipal bonds.  These securities also increased due to purchases of $48.6 million of U.S. government agency securities, mortgage-backed securities and a collateralized mortgage obligation issued by government sponsored enterprises and municipal securities, offset by maturities and calls of $17.3 million, sales of $16.0 million and principal repayments of $2.8 million.  The increase in available for sale securities, excluding those acquired in the acquisition of Community First, was primarily funded by increases in Federal Home Loan Bank advances, decreases in interest-earning deposits with banks, repayments on held to maturity securities and cumulative security portfolio earnings.

Securities Held to Maturity.  Our held to maturity securities portfolio consists primarily of mortgage-backed securities issued by government sponsored enterprises and a municipal bond.  Held to maturity securities decreased by $1.7 million, or 19.8%, from September 30, 2008 to September 30, 2009 due primarily to principal repayments of $1.7 million.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2009		2008		2007
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Agency bonds and notes	$5,825	$5,845	$4,008	$4,059	$5,000	$5,006
Agency CMO	3,343	3,473	1,891	1,900	–	–
Privately-issued CMO	11,139	11,139	–	–	–	–
Privately-issued asset-backed	52	52	–	–	–	–
Municipal	17,081	17,512	4,669	4,642	1,119	1,115
Money market preferred stock	–	–	–	–	2,000	2,000
Agency mortgage-backed securities	34,368	34,483	–	–	–	–
Other equity securities	–	76	–	96	–	139
Total	$71,808	$72,580	$10,568	$10,697	$8,119	$8,260

Securities held to maturity:
Agency bonds and notes	–	–	–	–	4,000	4,000
Municipal	305	308	307	310	309	304
Agency mortgage-backed securities	6,477	6,746	8,149	8,181	3,113	3,091
Total	$6,782	$7,054	$8,456	$8,491	$7,422	$7,395

The following table sets forth the activity in our investment securities portfolio during the periods indicated.

	At or For the Year Ended September 30,
(In thousands)	2009	2008	2007
Mortgage-backed securities:
Mortgage-backed securities, beginning of period (1)	$8,181	$3,091	$3,846
Purchases	4,005	6,040	–
Sales	–	–	–
Maturities	–	–	–
Repayments and prepayments	(3,496)	(1,005)	(795)
Increase (decrease) in net unrealized gain	352	55	40
Increase due to acquisition of Community First	32,187	–	–
Net increase (decrease) in mortgage-backed securities	33,048	5,090	(755)
Mortgage-backed securities, end of period (1)	$41,229	$8,181	$3,091

Investment securities:
Investment securities, beginning of period (1)	$11,007	$12,564	$10,186
Purchases	44,547	7,577	5,311
Sales	(16,041)	–	–
Maturities	(17,300)	(9,000)	(3,000)
Repayments and prepayments	(1,158)	(129)	(1)
Gains (losses) on sales	100	–	–
Increase (decrease) in net unrealized gain	529	(5)	68
Acquired with Community First	16,721	–	–
Net increase (decrease) in investment securities	27,398	(1,557)	2,378
Investment securities, end of period (1)	$38,405	$11,007	$12,564
(1)	At fair value.

The following table set forth the stated maturities and weighted average yields of debt securities at September 30, 2009. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 34%. Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available for sale:

Agency bonds and notes	–	–	–	–	1,000	5.00	4,845	5.23	5,845	5.19
Agency CMO	–	–	–	–	–	–	3,473	5.23	3,473	5.23
Privately-issued CMO	–	–	–	–	–	–	11,139	1.60	11,139	1.60
Privately-issued asset-backed	52	0.83	–	–	–	–	–	–	52	0.83
Municipal	4,342	3.08	858	7.08	3,617	7.03	8,695	7.54	17,512	6.30
Agency mortgage-backed securities	–	–	227	7.28	7,916	6.01	26,340	5.28	34,483	5.46
Total	$4,394	3.05%	$1,085	7.12%	$12,533	6.09%	$54,492	4.74%	$72,504	4.88%

Securities held to maturity:

Municipal	–	–	–	–	305	5.84	–	–	305	5.84
Agency mortgage-backed securities	578	4.44	443	4.93	300	4.83	5,156	5.18	6,477	5.08
Total	$578	4.44%	$443	4.93%	$605	5.34%	$5,156	5.18%	$6,782	5.12%

As of September 30, 2009, we did not own any investment securities of a single issuer, other than U.S. government and agency securities, that had an aggregate book value in excess of 10% of the Company’s stockholders’ equity at that date.

Deposits.  Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments.  Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and certificates of deposits.  Deposits increased $161.6 million from September 30, 2008 to September 30, 2009 primarily due to $179.5 million of deposits acquired in the acquisition of Community First, of which $19.0 million were noninterest-bearing, $38.1 million were interest-bearing checking, $25.9 million were money market deposit accounts, $17.1 million were interest-bearing savings and $79.3 million were time deposits.  Excluding those deposits acquired in the acquisition of Community First, deposits would have decreased $17.9 million from September 30, 2008 to September 30, 2009 with noninterest-bearing checking decreasing by $469,000, interest-bearing checking decreasing by $21.1 million and offset by money market deposit accounts increasing $206,000, interest-bearing savings increasing $1.1 million and certificates of deposits increasing $2.4 million.  The decrease in the interest-bearing checking accounts balance is primarily due to the elimination of the funds on deposit at September 30, 2008 for the stock conversion subscription orders of $20.5 million.  In early 2007, we introduced free checking and sweep accounts.  We believe that the introduction of these products has made us more competitive in attracting deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2009	2008	2007
Non-interest-bearing demand deposits	$25,388	$6,843	$5,011
NOW accounts	56,398	39,340	19,127
Money market accounts	34,715	8,565	6,830
Passbook accounts	36,132	17,974	18,499
Certificates of deposit	198,183	116,487	119,315
Total	$350,816	$189,209	$168,782

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2009, of which $4.4 million were brokered deposits maturing greater than twelve months from September 30, 2009 which were acquired in the acquisition of Community First.  Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)
Three months or less	$8,810
Over three through six months	14,949
Over six through twelve months	12,564
Over twelve months	21,214
Total	$57,537

The following table sets forth time deposits classified by rates at the dates indicated.

	At September 30,
(In thousands)	2009	2008	2007
0.00 - 1.00%	$5,791	$–	$–
1.01 - 2.00%	49,025	–	–
2.01 - 3.00% (1)	56,141	37,847	332
3.01 - 4.00%	40,015	22,816	25,288
4.01 - 5.00%	34,204	38,666	73,674
5.01 - 6.00%	6,923	4,869	7,784
6.01 - 7.00%	1,186	1,153	1,429
7.01 - 8.00%	4,898	4,878	5,116
8.01 - 9.00% (2)	–	6,258	5,692
Total	$198,183	$116,487	$119,315

(1)	Includes $6.4 million of our pension plan assets invested in certificates of deposit at September 30, 2009.
(2)	Represents the investment of our pension plan assets in certificates of deposit.

The following table sets forth the amount and maturities of time deposits at September 30, 2009.

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
0.00 - 1.00%	$5,788	$3	$–	$–	$5,791	2.92%
1.01 - 2.00%	43,807	4,798	325	95	49,025	24.74
2.01 - 3.00%	35,493	10,577	8,362	1,709	56,141	28.33
3.01 - 4.00%	20,183	4,548	6,916	8,368	40,015	20.19
4.01 - 5.00%	12,506	7,217	9,620	4,861	34,204	17.26
5.01 - 6.00%	335	4,250	684	1,654	6,923	3.49
6.01 - 7.00%	611	575	–	–	1,186	0.60
7.01 - 8.00%	3,448	1,333	–	117	4,898	2.47
Total	$122,171	$33,301	$25,907	$16,804	$198,183	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended September 30,
(In thousands)	2009	2008	2007
Beginning balance	$189,209	$168,782	$175,891
Increase due to acquisition of Community First	179,460	–	–
Increase (decrease) before interest credited	(21,633)	15,241	(8,470)
Interest credited	3,780	5,186	1,361
Net increase (decrease) in deposits	161,607	20,427	(7,109)
Ending balance	$350,816	$189,209	$168,782

Borrowings. We use borrowings from the Federal Home Loan Bank of Indianapolis (FHLBI) consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments. We also utilize retail and broker repurchase agreements as sources of borrowings.

The following table sets forth certain information regarding the Bank’s use of Federal Home Loan Bank advances.

	Year Ended September 30,
(Dollars in thousands)	2009	2008	2007
Maximum amount of FHLB advances outstanding at any month-end during period	$55,112	$8,000	$3,000
Average FHLB advances outstanding during period	14,946	6,422	153
Weighted average interest rate during period	2.11%	3.60%	5.23%
Balance outstanding at end of period	$55,112	$8,000	$3,000
Weighted average interest rate at end of period	1.20%	3.36%	4.88%

Borrowings from the FHLBI increased $47.8 million from September 30, 2008 to September 30, 2009 primarily due to $29.7 million of advances acquired in the acquisition of Community First and advances drawn to fund the acquisition of Community First.  Advances were also used to fund loan demand and to purchase available for sale securities.  See note 10 to the notes to the consolidated financial statements beginning on page F-1 of this annual report for additional information regarding FHLBI borrowings.

The Bank acquired a $1.3 million retail repurchase agreement and $15.9 million of broker repurchase agreements in the acquisition of Community First having weighted average rates of 0.63% and 1.62%, respectively, at September 30, 2009.  Prior to the acquisition, the Bank has not utilized repurchase agreements as sources of borrowings.  Since the transaction was consummated just prior to the close of business on September 30, 2009, the Bank had no average balances or weighted average interest rates during the period for repurchase agreements.  See note 9 to the notes to the consolidated financial statements beginning on page F-1 of this annual report for additional information regarding repurchase agreements.

Results of Operations for the Years Ended September 30, 2009 and 2008

Overview. The Company reported net income of $33,000 ($0.01 per share diluted; weighted average common shares outstanding of 2,315,498, as adjusted) for the year ended September 30, 2009, compared to a net loss of $190,000 for the year ended September 30, 2008.  A significant factor that adversely affected net income for 2009 was the $1.2 million charitable contribution discussed in “Noninterest Expense” below.  Excluding this charitable contribution, the Company would have realized net income of $766,000 ($0.35 per share diluted; weighted average common shares outstanding of 2,207,306, as adjusted) for the year ended September 30, 2009.  The primary factor that contributed to the net loss for 2008 was a significant provision for loan losses related to the workout of problem loans to a large borrower.  The collateral securing the loans was non-owner occupied, single-family residential real estate properties for which the condition and market value deteriorated significantly since the origination of the loans.

Net Interest Income.  Net interest income increased $2.0 million, or 30.8%, from $6.6 million for the year ended September 30, 2008 to $8.6 million for the year ended September 30, 2009 primarily as the result of an increase in the interest rate spread from 2008 to 2009 and an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 113.15% for 2008 to 125.66% for 2009.  The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, increased from 2.97% in 2008 to 3.41% in 2009.  This increase in the interest rate spread is primarily due to a decrease in the average cost of funds of 0.93% that more than offset the decrease in the average tax-equivalent yield on interest-earning assets of 0.49% when comparing the two years.

Total interest income increased $485,000, or 3.9%, from $12.5 million for 2008 to $13.0 million for 2009.  The increase was the result of an increase of $25.4 million, or 13.0%, in the average balance of earning assets from $195.9 million in 2008 to $221.3 million in 2009, partially offset by a decrease in the average tax-equivalent yield on interest-earning assets of 0.49% from 6.42% for 2008 to 5.93% for 2009.  The average yield on interest-earning assets decreased primarily as a result of lower market interest rates.  The average yield on interest-bearing deposits with banks, representing primarily overnight deposits with FHLBI, experienced the largest decreased from 2.46% for 2008 to 0.76% for 2009 as the economic slowdown resulted in a reduction in short-term market interest rates.

Interest income on loans decreased $218,000, or 1.9%, from $11.6 million for 2008 to $11.4 million for 2009 due to a decrease in the average tax-equivalent yield from 6.74% in 2008 to 6.30% in 2009 as a result of lower market interest rates, partially offset by an increase in the average balance of loans outstanding.  Average loans outstanding increased $8.6 million, or 5.0%, from $172.3 million in 2008 to $180.9 million in 2009.  During 2009, in an effort to increase the size and diversity of the loan portfolio, the Bank offered competitive rates on short-term multi-family and commercial mortgage loans and was successful in originating these loans.  The impact of lower market interest rates reduced the average tax-equivalent yield earned on loans.

Interest income on investment securities increased $855,000, or 119.9%, from $713,000 for 2008 to $1.6 million for 2009 due primarily to an increase in the average balance of investment securities of $18.9 million, or 120.6%, from $15.7 million in 2008 to $34.6 million in 2009.  The average tax-equivalent yield on investments securities was relatively consistent when comparing the two years of 4.74% in 2008 compared to 4.78% in 2009.  During 2009, in an effort to increase the size and diversity of the asset portfolio, the Bank increased its investments in U.S. government agency debt securities, mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises and municipal bonds.

Interest income on interest-bearing deposits with banks decreased $130,000, or 79.8%, as a result of a $2.2 million decrease in the average balance for 2009 compared to 2008 and a significant decrease in the average yield from 2.46% in 2008 to 0.76% in 2009.  During 2009, in order to mitigate the effects of declining market interest rates, management focused on reducing excess liquidity by investing in higher yielding loans and investment securities.

Total interest expense decreased $1.5 million, or 25.7%, as a result of a decrease in the average cost of funds from 3.45% in 2008 to 2.52% in 2009, partially offset by a $3.0 million increase in the average balance of interest-bearing liabilities from $173.1 in 2008 to $176.1 million in 2009.  The average balance of interest-bearing deposits was $161.1 million in 2009 compared to $166.7 million in 2008 and the average cost of funds for deposits was 2.56% in 2009 compared to 3.44% in 2008.  The average balance of FHLBI advances was $14.9 million in 2009 compared to $6.4 million in 2008 and the average cost of funds for advances was 2.11% in 2009 compared to 3.60% in 2008.  The average cost of interest-bearing liabilities decreased for 2009 primarily as a result of a reduction in the rate offered on interest-bearing deposit and passbook savings accounts during 2009, the repricing of time deposits at lower market rates during 2009, and the use of advances from FHLBI during 2009.

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

	Year Ended September 30,
	2009			2008			2007
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits with banks	$4,481	$34	0.76%	$6,638	$163	2.46%	$11,994	$602	5.02%
Loans	180,864	11,393	6.30	172,272	11,611	6.74	156,733	11,720	7.48
Investment securities	24,344	1,138	4.67	9,511	451	4.74	10,374	566	5.46
Mortgage-backed securities	10,238	516	5.04	6,144	291	4.74	3,466	166	4.79
Federal Home Loan Bank stock	1,353	46	3.40	1,336	68	5.09	1,344	65	4.84
Total interest-earning assets	221,280	13,127	5.93	195,901	12,584	6.42	183,911	13,119	7.13

Non-interest-earning assets	15,384			15,109			21,526
Total assets	236,664			$211,010			$205,437

Liabilities and equity:
NOW accounts	$20,013	$94	0.47	$21,391	$144	0.67	$19,618	$148	0.75
Money market deposit accounts	7,702	109	1.42	7,134	127	1.78	7,657	137	1.79
Passbook accounts	18,528	45	0.24	17,923	86	0.48	21,477	296	1.38
Certificates of deposit	114,904	3,877	3.37	120,263	5,384	4.48	120,430	5,594	4.65
Total interest-bearing deposits	161,147	4,125	2.56	166,711	5,741	3.44	169,182	6,175	3.65

Federal Home Loan Bank advances	14,946	315	2.11	6,422	231	3.60	153	8	5.23
Total interest-bearing liabilities	176,093	4,440	2.52	173,133	5,972	3.45	169,335	6,183	3.65

Non-interest-bearing deposits	6,820			5,823			4,649
Other non-interest-bearing liabilities	2,073			2,363			2,197
Total liabilities	184,986			181,319			176,181

Total equity	51,678			29,691			29,256
Total liabilities and equity	$236,664			$211,010			$205,437
Net interest income		$8,687			$6,612			$6,936
Interest rate spread			3.41%			2.97%			3.48%
Net interest margin			3.93%			3.38%			3.77%
Average interest-earning assets to average interest-bearing liabilities			125.66%			113.15%			108.61%

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

	Year Ended September 30, 2009 Compared to Year Ended September 30, 2008			Year Ended September 30, 2008 Compared to Year Ended September 30, 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$(42)	$(87)	$(129)	$(205)	$(234)	$(439)
Loans receivable	705	(923)	(218)	671	(780)	(109)
Investment securities	694	(7)	687	(44)	(71)	(115)
Mortgage-backed securities	206	19	225	127	(2)	125
Other interest-earning assets	1	(23)	(22)	-	3	3
Total interest-earning assets	1,564	(1,021)	543	549	(1,084)	(535)

Interest expense:
Deposits	(186)	(1,430)	(1,616)	(88)	(346)	(434)
Federal Home Loan Bank advances	122	(38)	84	225	(2)	223
Total interest-bearing liabilities	(64)	(1,468)	(1,532)	137	(348)	(211)
Net increase (decrease) in net interest income	$1,628	$447	$2,075	$412	$(736)	$(324)

Provision for Loan Losses.  The provision for loan losses decreased $721,000 from $1.5 million for the year ended September 30, 2008 to $819,000 for the year ended September 30, 2009.  As discussed above, the primary factor that contributed to the significant provision to loan losses for 2008 was the workout of problem loans of a large borrower and the deterioration of the collateral securing the loans due to substandard maintenance and disrepair.  The provision for loan losses related to these nonperforming amounted to approximately $881,000 for 2008.  It is management’s assessment that the allowance for loan losses at September 30, 2009 was adequate and appropriately reflected the inherent risk of loss in the Bank’s loan portfolio at that date.

During 2009, the Bank had net charge-offs of $689,000 compared to $1.1 million for 2008 and the net loan portfolio growth was $6.2 million for 2009, excluding loans acquired in the acquisition of Community First of $172.9 million, compared to a net increase of $7.4 million for 2008.  The loan portfolio growth for 2009 was primarily in the multi-family and commercial mortgage loans portfolio, which generally has a lower level of inherent credit risk than commercial business loans and consumer loans.  The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the increase in nonperforming loans. See “Analysis of Nonperforming and Classified Assets” included herein.

Noninterest Income.  Noninterest income increased $209,000, or 19.8%, to $1.3 million for the year ended September 30, 2009 as compared $1.1 million for the year ended September 30, 2008.  The Bank’s principal source of noninterest income is deposit account service charges.  Service charges on deposits accounts increased $75,000 from $533,000 for 2008 to $608,000 for 2009 primarily due to an increased fee structure assessed to customers.  Net gain on sales of mortgage loans was $29,000 for 2009 compared to $21,000 for 2008.  The cash surrender value of life insurance increased from $159,000 for 2008 to $171,000 for 2009.  Other noninterest income increased $14,000 from $341,000 for 2008 to $355,000 for 2009.  The Company recognized net gains of $100,000 on sales of investment securities during 2009.  The Company recognized no gains or losses on sales of investment securities during 2008.

Noninterest Expense.  Noninterest expenses increased $2.7 million, or 40.8%, to $9.2 million for the year ended September 30, 2009 compared to $6.6 million for the year ended September 30, 2008.  An increase in compensation and benefits expense represented $683,000 of the increase in noninterest expense, primarily due to $227,000 in ESOP compensation expense, as well as a reduction of $328,000 in compensation and benefits costs deferred in connection with loan originations as compared to the prior year.  Occupancy and equipment expense increased $87,000 primarily as a result of increases in real estate taxes, building maintenance and depreciation expense.  Data processing expense increased $48,000 due to increased customer banking activities and normal vendor fee increases.  Professional fees increased $304,000 primarily due to operation as a public company, consulting fees related to Sarbanes-Oxley compliance and evaluation of the Bank’s current and prospective core processing vendors, and fees related to the organization and operation of the Bank’s investment subsidiary organized in October 2008.  FDIC insurance premiums increased $255,000 primarily due to the special assessment for the quarter ended June 30, 2009 of $97,000, an increase in assessment rates and the exhaustion of prior credits during 2009.  Charitable contributions increased $1.2 million when comparing the two periods primarily as a result of the $1.2 million one-time contribution to First Savings Charitable Foundation which was organized in connection with, and funded upon completion of, the Company’s initial public offering.  The contribution consisted of $100,000 cash and 110,000 shares of Company common stock (issued at $10.00 per share).  Net loss on foreclosed real estate decreased $287,000, primarily due to the sale of a substantial number of foreclosed real estate properties during 2008, of which a significant portion were the deteriorated non-owner occupied, single-family properties discussed above in “Provision for Loan Losses”.  Other operating expenses increased $392,000 primarily due to increases in director fees, officer and employee training expenditures, fees associated with stock registration and regulatory compliance, and fees associated with administration of benefit plans.

Income Tax Expense.  The Company recognized an income tax benefit of $252,000 for the year ended September 30, 2009 compared to a tax benefit of $300,000 for the year ended September 30, 2008.  The tax benefits for 2009 and 2008 are primarily due to pre-tax losses and increased tax-exempt sources of income for both years.  See note 13 of the notes to consolidated financial statements beginning on page F-1 of this annual report.

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

	At September 30,
(Dollars in thousands)	2009	2008	2007	2006	2005
Non-accrual loans:
Residential real estate	$1,995	$472	$99	$568	$221
Commercial real estate	1,022	–	22	211	15
Multi-family	–	–	–	–	–
Land and land development	537	33	33	–	–
Construction	461	–	–	418	–
Commercial business	572	119	–	9	–
Consumer	145	174	277	368	591
Total	4,732	798	431	1,574	827

Accruing loans past due 90 days or more:
Residential real estate	128	678	572	–	563
Commercial real estate	–	–	104	–	–
Construction	228	–	–	–	–
Multi-family	–	–	–	–	–
Land and land development	–	–	–	–	–
Commercial business	67	–	–	–	–
Consumer	119	175	–	141	191
Total	542	853	676	141	754
Total of non-accrual and 90 days or more past due loans	5,274	1,651	1,107	1,715	1,581

Real estate owned	1,589	390	1,278	1,941	555
Other non-performing assets	64	146	198	45	219
Total non-performing assets	$6,927	$2,187	$2,583	$3,701	$2,355

Total non-performing loans to total loans	1.49%	0.94%	0.64%	1.01%	0.93%
Total non-performing loans to total assets	1.10%	0.72%	0.54%	0.83%	0.77%
Total non-performing assets and troubled debt restructurings to total assets	1.44%	0.96%	1.27%	1.79%	1.14%

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At September 30,
(In thousands)	2009	2008	2007
Special mention assets	$6,559	$3,769	$1,605
Substandard assets	8,080	1,650	4,481
Doubtful assets	1,216	618	409
Loss assets	–	–	–
Total classified assets	$15,855	$6,037	$6,495

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

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30,				At September 30,
	2009				2008
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	34	$2,328	13	$597	7	$573	9	$570
Commercial real estate	3	94	–	–	–	–	–	–
Multi-family	–	–	–	–	–	–	–	–
Construction	4	316	3	432	1	35	1	252
Commercial business	6	701	2	80	1	36	–	–
Land and land development.	1	28	1	33	–	–	1	33
Consumer	72	622	27	221	17	118	17	316
Total	120	$4,089	46	$1,363	26	$762	28	$1,171

	At September 30,
	2007
	30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	9	$629	9	$589
Commercial real estate	–	–	2	116
Multi-family	–	–	–	–
Construction	–	–	–	–
Commercial business	2	295	–	–
Land and land development....	1	400	1	33
Consumer	5	171	10	194
Total	17	$1,495	22	$932

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

Specific Allowance Required for Identified Problem Loans.  We establish a specific allowance for loans that are classified as doubtful or substandard.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan.

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

Unallocated Valuation Allowance.  We establish an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses.  Any unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimate specific and general losses in the loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2009			2008			2007
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$1,493	40.40%	51.61%	$622	35.97%	64.20%	$267	20.59%	60.33%
Commercial real estate	271	7.33	13.36	220	12.73	8.74	137	10.56	10.62
Multi-family	–	–	3.50	–	–	1.86	–	–	0.74
Construction	302	8.17	6.17	–	–	4.63	–	–	8.59
Land and land development	258	6.98	3.11	50	2.89	2.69	–	–	2.91
Commercial business	444	12.02	10.25	196	11.34	8.15	268	20.66	7.31
Consumer	927	25.10	12.00	641	37.07	9.73	625	48.19	9.50
Unallocated	–	–	–	–	–	–	–	–	–
Total allowance for loan Losses	$3,695	100.00%	100.00%	$1,729	100.00%	100.00%	$1,297	100.00%	100.00%

	At September 30,
	2006			2005
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$88	10.14%	59.29%	$114	12.93%	61.62%
Commercial real estate	118	13.59	11.19	51	5.78	6.88
Multi-family	–	–	1.07	–	–	0.96
Construction	–	–	12.08	–	–	14.60
Land and land development	–	–	1.48	–	–	1.71
Commercial business	157	18.09	6.00	169	19.16	4.96
Consumer	505	58.18	8.89	548	62.13	9.27
Unallocated	–	–	–	–	–	–
Total allowance for loan Losses	$868	100.00%	100.00%	$882	100.00%	100.00%

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

Analysis of Loan Loss Experience.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2009	2008	2007	2006	2005
Allowance for loan losses at beginning of period	$1,729	$1,297	$868	$882	$805
Provision for loan losses	819	1,540	758	813	336
Charge offs:
Residential real estate	580	1,085	–	528	30
Commercial real estate	–	–	216	–	–
Multi-family	–	–	–	–	–
Land and land development	–	–	–	–	–
Construction	–	–	–	–	–
Commercial business	39	–	9	–	98
Consumer	209	153	199	314	142
Total charge-offs	828	1,238	424	842	270

Recoveries:
Residential real estate	57	–	–	–	–
Non-residential real estate	–	110	–	–	–
Multi-family	–	–	–	–	–
Land and land development	–	–	–	–	–
Construction	–	–	–	–	–
Commercial business		–	2	–	–
Consumer	82	20	93	15	11
Total recoveries	139	130	95	15	11
Net charge-offs (recoveries)	689	1,108	329	827	259
Increase due to acquisition of Community First	1,836	–	–	–	–

Allowance for loan losses at end of period	$3,695	$1,729	$1,297	$868	$882

Allowance for loan losses to non-performing loans	70.06%	104.72%	117.16%	50.61%	55.79%
Allowance for loan losses to total loans outstanding at the end of the period	1.03%	0.98%	0.75%	0.51%	0.52%
Net charge-offs (recoveries) to average loans outstanding during the period	0.38%	0.64%	0.21%	0.51%	0.16%
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

Net Portfolio Value Analysis.  We use a net portfolio value (NPV) analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk.  This analysis measures interest rate risk by capturing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items, based on a range of assumed changes in market interest rates.  NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our NPV at September 30, 2009 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

At September 30, 2009
	Net Portfolio Value			Net Portfolio Value as a Percent of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
300	$54,822	$(7,460)	(12)%	11.22%	(117	)bp
200	58,789	(3,493)	(6)	11.89	(50	)bp
100	60,928	(1,354)	(2)	12.21	(18	)bp
0	62,282	-	-	12.39	-
(100)	62,242	(40)	-	12.34	(5	)bp

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2009, cash and cash equivalents totaled $10.4 million.  Securities classified as available-for-sale, amounting to $72.6 million at September 30, 2009, provide additional sources of liquidity.  In addition, at September 30, 2009, we had the ability to borrow a total of approximately $60.0 million from the Federal Home Loan Bank of Indianapolis.  At September 30, 2009, we had $55.8 million Federal Home Loan Bank borrowings outstanding.

At September 30, 2009, we had $64.9 million in commitments to extend credit outstanding.  Certificates of deposit due within one year of September 30, 2009 totaled $122.2 million, or 61.6% of certificates of deposit.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following tables present certain of our contractual obligations as of September 30, 2009.

	Payments due by period
(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Deferred director fee agreements	$350	$6	$11	$11	$322
Deferred compensation agreements (1)	247	31	68	77	71
Operating lease obligations	3	3	–	–	–
Repurchase agreements	17,239	1,304	15,935	–	–
Federal funds purchased	1,180	1,180	–	–	–
FHLB borrowings	55,773	37,311	5,175	13,287	–
Total	$74,792	$39,835	$21,189	$13,375	$393

(1)	Includes deferred compensation agreement with a former officer that calls for annual payments of $9,000 until his death.

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

Financing and Investing Activities

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended September 30,
(In thousands)	2009	2008	2007
Investing activities:
Loan purchases	$–	$–	$–
Loan originations	(61,629)	(78,418)	(83,470)
Loan principal repayments	50,885	72,603	80,707
Loan sales	2,513	1,879	453
Proceeds from maturities and principal repayments of investment securities	17,300	9,107	3,000
Proceeds from maturities and principal repayments of mortgage-backed securities	4,438	992	789
Proceeds from sales of investment securities available- for-sale	16,041	–	–
Proceeds from sales of mortgage-backed securities available-for-sale	–	–	–
Purchases of investment securities	(44,547)	(7,577)	(5,311)
Purchases of mortgage-backed securities	(4,005)	(6,040)	–

Financing activities:
Increase (decrease) in deposits	(17,854)	20,427	(7,109)
Increase in Federal Home Loan Bank borrowings	18,061	5,000	3,000

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2009, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement,” and note 21 of the notes to consolidated financial statements beginning on page F-1 of this annual report.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see note 15 of the notes to consolidated financial statements beginning on page F-1 of this annual report.

For the year ended September 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A(T).  CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)           Internal Controls Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2009 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that:  (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”).

The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees.  A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Bank’s website at www.fsbbank.net.

Item 11.     EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)           Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Proxy Statement.

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
3.2	Bylaws of First Savings Financial Group, Inc. (1)
4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
10.1	Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank, F.S.B. and Larry W. Myers, dated October 7, 2009* (2)
10.2	Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank, F.S.B. and John P. Lawson, Jr., dated October 7, 2009* (2)
10.3	Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank, F.S.B. and Anthony A. Schoen, dated October 7, 2009* (2)
10.4	Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank, F.S.B. and Samuel E. Eckart, dated October 7, 2009* (2)
10.5	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (2)
10.6	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (2)
21.0	Subsidiaries of the Registrant
23.0	Consent of Monroe Shine & Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement
(1)
Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-151636), as amended, initially filed with the Securities and Exchange Commission on June 13, 2008.

(2)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors
First Savings Financial Group, Inc.
Clarksville, Indiana

We have audited the accompanying consolidated balance sheets of First Savings Financial Group, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of income, changes in stockholders equity and cash flows for the years then ended.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Savings Financial Group, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New Albany, Indiana
November 13, 2009

MONROE SHINE & CO., INC. ♦ CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND 2008

(In thousands, except share and per share data)	2009	2008

ASSETS
Cash and due from banks	$8,359	$5,378
Interest-bearing deposits with banks	2,045	16,001
Total cash and cash equivalents	10,404	21,379

Securities available for sale, at fair value	72,580	10,697
Securities held to maturity (fair value of $7,054 in 2009 and $8,491 in 2008)	6,782	8,456

Loans held for sale	317	-
Loans, net of allowance for loan losses of $3,695 in 2009 and $1,729 in 2008	353,823	174,807

Federal Home Loan Bank stock, at cost	4,170	1,336
Premises and equipment	9,916	4,242
Foreclosed real estate	1,589	390
Accrued interest receivable:
Loans	1,607	770
Securities	493	160
Cash surrender value of life insurance	3,931	3,755
Goodwill	5,882	-
Core deposit intangible	2,741	-
Other assets	6,576	2,932

Total Assets	$480,811	$228,924

LIABILITIES
Deposits:
Noninterest-bearing	$25,388	$6,843
Interest-bearing	325,428	182,366
Total deposits	350,816	189,209

Federal funds purchased	1,180	-
Repurchase agreements	17,239	-
Borrowings from Federal Home Loan Bank	55,773	8,000
Accrued interest payable	516	143
Advance payments by borrowers for taxes and insurance	341	398
Accrued expenses and other liabilities	2,069	1,454
Total Liabilities	427,934	199,204

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares	25	-
Additional paid-in capital	24,263	-
Retained earnings - substantially restricted	29,453	29,420
Accumulated other comprehensive income	932	300
Unearned ESOP shares	(1,796)	-
Total Stockholders' Equity	52,877	29,720

Total Liabilities and Stockholders' Equity	$480,811	$228,924

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2009 AND 2008

(In thousands, except share and per share data)	2009	2008

INTEREST INCOME
Loans, including fees	$11,361	$11,579
Securities:
Taxable	1,402	657
Tax-exempt	166	56
Dividend income	46	68
Interest-bearing deposits with banks	33	163
Total interest income	13,008	12,523

INTEREST EXPENSE
Deposits	4,125	5,741
Borrowings from Federal Home Loan Bank	315	231
Total interest expense	4,440	5,972

Net interest income	8,568	6,551
Provision for loan losses	819	1,540

Net interest income after provision for loan losses	7,749	5,011

NONINTEREST INCOME
Service charges on deposit accounts	608	533
Net gain on sale of investment securities	100	-
Net gain on sales of mortgage loans	29	21
Increase in cash surrender value of life insurance	171	159
Other income	355	341
Total noninterest income	1,263	1,054

NONINTEREST EXPENSE
Compensation and benefits	3,787	3,104
Occupancy and equipment	902	815
Data processing	647	599
Advertising	167	142
Professional fees	520	216
FDIC insurance premiums	277	22
Charitable contributions	1,211	42
Net loss on foreclosed real estate	88	375
Other operating expenses	1,632	1,240
Total noninterest expense	9,231	6,555
Loss before income taxes	(219)	(490)
Income tax benefit	(252)	(300)
Net Income (Loss)	$33	$(190)

Net income per common share:
Basic	$0.01	N/A
Diluted	$0.01	N/A

Weighted average number of shares outstanding:
Basic	2,315,498	N/A
Diluted	2,315,498	N/A

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2009 AND 2008

				Accumulated Other
				Comprehensive Income (Loss)
				Net
				Unrealized
				Gain on	Defined
		Additional		Securities	Benefit	Unearned
	Common	Paid in	Retained	Available	Pension	ESOP
(In thousands, except share and per share data)	Stock	Capital	Earnings	for Sale	Plan	Shares	Total

Balances at October 1, 2007	$-	$-	$29,610	$85	$(33)	$-	$29,662

COMPREHENSIVE INCOME
Net loss	-	-	(190)	-	-	-	(190)
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of deferred income tax benefit of $5	-	-	-	(7)	-	-	(7)

Defined benefit pension plan:
Net unrecognized gain, net of deferred income tax expense of $167	-	-	-	-	255	-	255
Amortization of transition asset, net of deferred income tax expense of $2	-	-	-	-	3	-	3
Amortization of prior service cost, net of deferred income tax benefit of $2	-	-	-	-	(3)	-	(3)
Total comprehensive income							58

Balances at September 30, 2008	$-	$-	$29,420	$78	$222	$-	$29,720

COMPREHENSIVE INCOME
Net income	-	-	33	-	-	-	33
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of deferred income tax expense of $319	-	-	-	486	-	-	486
Less: Reclassification adjustment for realized securties gains in earnings, net of tax benefit of $40	-	-	-	(60)	-	-	(60)

Defined benefit pension plan:
Net unrecognized gain, net of deferred income tax expense of $135	-	-	-	-	206	-	206
Total comprehensive income							665

Issuance of common stock	25	24,269	-	-	-	(2,034)	22,260

Shares released by ESOP trust	-	(6)	-	-	-	238	232

Balances at September 30, 2009	$25	$24,263	$29,453	$504	$428	$(1,796)	$52,877

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2009 AND 2008

(In thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33	$(190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	819	1,540
Depreciation	301	295
Amortization of premiums and accretion of discounts on securities, net	215	35
Mortgage loans originated for sale	(2,484)	(1,858)
Proceeds on sale of mortgage loans	2,513	1,879
Gain on sale of mortgage loans	(29)	(21)
Net realized and unrealized (gain) loss on foreclosed real estate	(21)	278
Net gain on sale of investment securities	(100)	-
Increase in cash value of life insurance	(176)	(159)
Deferred income taxes	(537)	(129)
ESOP compensation expense	227	-
Contribution of common stock to charitable foundation	1,100	-
(Increase) decrease in accrued interest receivable	(43)	151
Decrease in accrued interest payable	(33)	(33)
Change in other assets and liabilities, net	1,392	(1,244)
Net Cash Provided By Operating Activities	3,177	544

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(48,552)	(7,577)
Proceeds from sales of securities available for sale	16,041	-
Proceeds from maturities of securities available for sale	17,300	5,000
Purchase of securities held to maturity	-	(6,040)
Proceeds from maturities of securities held to maturity	-	4,000
Principal collected on mortgage-backed securities	4,438	1,099
Net increase in loans	(8,077)	(8,941)
Purchase of Federal Home Loan Bank Stock	(34)	-
Investment in cash surrender value of life insurance	-	(3,000)
Proceeds from sale of foreclosed real estate	155	574
Purchase of premises and equipment	(178)	(168)
Net cash paid in acquisition of Community First Bank	(16,548)	-
Net Cash Used In Investing Activities	(35,455)	(15,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(17,854)	20,427
Increase in Federal Home Loan Bank line of credit	661	-
Proceeds from Federal Home Loan Bank advances	46,950	8,000
Repayment of Federal Home Loan Bank advances	(29,550)	(3,000)
Net (increase) decrease in advance payments by borrowers for taxes and insurance	(64)	66
Proceeds from issuance of common stock	21,160	-
Net Cash Provided By Financing Activities	21,303	25,493

Net Increase (Decrease) in Cash and Cash Equivalents	(10,975)	10,984

Cash and cash equivalents at beginning of year	21,379	10,395

Cash and Cash Equivalents at End of Year	$10,404	$21,379

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Savings Financial Group, Inc. (the Company) is the thrift holding company of First Savings Bank, F.S.B. (the Bank), a wholly-owned subsidiary. The Bank is a federally-chartered savings bank which provides a variety of banking services to individuals and business customers through fourteen locations in southern Indiana. The Bank’s primary source of revenue is interest earned on residential mortgage loans.

The Bank has three-wholly owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a portion of the Bank’s securities portfolio, Southern Indiana Financial Corporation which sells non-deposit investment products, and FFCC, Inc., which is currently inactive.

On October 6, 2008, in accordance with a Plan of Conversion adopted by its board of directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly-owned subsidiary of the Company.  In connection with the conversion, the Company issued an aggregate of 2,542,042 shares of common stock at an offering price of $10.00 per share.  In addition, in connection with the conversion, First Savings Charitable Foundation was formed, to which the Company contributed 110,000 shares of common stock and $100,000 in cash.  The Company’s common stock began trading on the Nasdaq Capital Market on October 7, 2008 under the symbol “FSFG”.  Accordingly, the reported results for the year ended September 30, 2008 relate solely to the operations of the Bank and its subsidiaries.

Basis of Consolidation and Reclassifications

The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared with generally accepted accounting principles and conform to general practices in the banking industry.  Intercompany balances and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform with current year presentation.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company has defined cash and cash equivalents as cash and amounts due from banks and interest-bearing deposits with other banks.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

Use of Estimates - continued

A majority of the Bank’s loan portfolio consists of single-family residential and commercial real estate loans in the southern Indiana area.  Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio and the recovery of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed assets may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed real estate.  Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible the estimated losses on loans and foreclosed real estate may change materially in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

Investment Securities

Securities Available for Sale:  Securities available for sale consist primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, municipal bonds, nonagency collateralized mortgage obligations and nonagency asset-back securities and are stated at fair value.  Amortization of premium and accretion of discount are recognized in interest income using methods approximating the interest method over the period to maturity.  Unrealized gains and losses, net of tax, on securities available for sale are included in other comprehensive income and the accumulated unrealized holding gains and losses are reported as a separate component of equity until realized.  Realized gains and losses on the sale of securities available for sale are determined using the specific identification method and are included in other noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.

Securities Held to Maturity: U.S. government agency issued mortgage-backed securities and municipal debt securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premium and accretion of discount that are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments.  Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(1 - continued)

Derivative Financial Instruments

The Company applies Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, in accounting for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  Derivative financial instruments are recognized in the consolidated balance sheet at fair value.

Mortgage Banking Activities

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value.  Aggregate market value is determined based on the quoted prices under a “best efforts” sales agreement with a third party.  Net unrealized losses are recognized through a valuation allowance by charges to income.  Realized gains on sales of mortgage loans are included in noninterest income.  Mortgage loans are sold with servicing released.

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value.  The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage loan commitments at market rates when initiated.  Fair value is estimated based on fees that would be charged on commitments with similar terms.  The Bank had no outstanding commitments to originate fixed rate mortgage loans intended for sale in the secondary market at September 30, 2009.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(1 - continued)

Loans and Allowance for Loan Losses - continued

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

The allowance consists of specific and general components.  The specific component relates to loans that are classified as doubtful, substandard, or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Premises and Equipment

The Company uses the straight line method of computing depreciation at rates adequate to amortize the cost of the applicable assets over their estimated useful lives.  Items capitalized as part of premises and equipment are valued at cost.  Maintenance and repairs are expensed as incurred.  The cost and related accumulated depreciation of assets sold, or otherwise disposed of, are removed from the related accounts and any gain or loss is included in earnings.

Goodwill and Other Intangibles

Goodwill recognized in a business combination represents the excess of the cost of the acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill is carried at its implied fair value and is evaluated for possible impairment at least annually or more frequently upon the occurrence of an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in earnings equal to that excess amount. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(1 - continued)

Goodwill and Other Intangibles - continued

Other intangible assets consist of acquired core deposit intangibles. Core deposit intangibles are amortized over the estimated economic lives of the acquired core deposits. The carrying amount of core deposit intangibles and the remaining estimated economic life are evaluated annually or whenever events or circumstances indicate the carrying amount may not be recoverable or the remaining period of amortization requires revision. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis.

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

Securities Lending and Financing Arrangements

Securities purchased under agreements to resell (reverse repurchase agreements) and securities sold under agreements to repurchase (repurchase agreements) are treated as collateralized lending and borrowing transactions, respectively, and are carried at the amounts at which the securities were initially acquired or sold.

Benefit Plans

The Bank has a defined benefit pension plan covering substantially all employees in the service of the Bank on June 30, 2008, the date the accrual of benefits and participation were frozen.  It is the policy of the Bank to fund the maximum amount that can be deducted for federal income tax purposes but in amounts not less than the minimum amounts required by law.  The Bank also provides a contributory defined contribution plan available to all eligible employees.  On October 6, 2008, the Company established a leveraged employee stock ownership plan covering substantially all employees.  The Company accounts for the employee stock ownership plan in accordance with ASC 718-40, Employee Stock Ownership Plans.  Dividends declared on allocated shares are recorded as a reduction of retained earnings and paid to the participants’ accounts.  As shares are committed to be released for allocation to participants’ accounts, compensation expense is recognized based on the average fair value of the shares and the shares become available for earnings per share calculations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(1 - continued)

Income Taxes

When income tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to some degree of uncertainty regarding the merits of the position taken or the amount of the position that would be sustained.  The Company recognizes the benefits of a tax position in the consolidated financial statements of the period during which, based on all available evidence, management believes it is more-likely-than-not (more than 50 percent probable) that the tax position would be sustained upon examination.  Income tax positions that meet the more-likely-than-not threshold are measured as the largest amount of income tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with the income tax positions claimed on income tax returns that exceeds the amount measured as described above is reflected as a liability for unrecognized income tax benefits in the consolidated balance sheet, along with any associated interest and penalties that would be payable to the taxing authorities, if there were an examination.  Interest and penalties associated with unrecognized income tax benefits are classified as additional income taxes in the statement of income.

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes.  Income tax reporting and financial statement reporting rules differ in many respects.  As a result, there will often be a difference between the carrying amount of an asset or liability as presented the accompanying consolidated balance sheets and the amount that would be recognized as the tax basis of the same asset or liability computed based on the effects of tax positions recognized, as described in the preceding paragraph.  These differences are referred to as temporary differences because they are expected to reverse in future years. Deferred income tax assets are recognized for temporary differences where their future reversal will result in future tax benefits.  Deferred income tax assets are also recognized for the future tax benefits expected to be realized from net operating loss or tax credit carryforwards.   Deferred income tax liabilities are recognized for temporary differences where their future reversal will result in the payment of future income taxes.  Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Advertising Costs

Advertising costs are charged to operations when incurred.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(1 - continued)

Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (ASC Topic 810). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after January 1, 2009.  This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised) (ASC Topic 805).  This statement retains the fundamental requirements of SFAS No. 141 and requires the acquisition method of accounting (previously referred to as the purchase method by SFAS No. 141).  The statement requires, among other things, the expensing of direct transaction costs, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements may be required to be measured at fair value and recognized each period in earnings.  The statement is effective for transactions occurring after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption not permitted.  The acquisition described in Note 2 was accounted for in accordance with SFAS No. 141 as the Company was not permitted to adopt the revised standard.  The adoption is the revised standard is not expected to have a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment to SFAS No. 133, (ASC Topic 815).   The statement applies to all derivative instruments accounted for under SFAS No. 133 (ASC Topic 815) and requires entities to provide greater transparency on how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and the effect the derivative instruments and related hedged items may have on financial position, the results of operations and cash flows.  The statement is effective for fiscal years and interim periods beginning after November 15, 2008.  As this statement impacts disclosures, the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (ASC Topic 320).  This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities.  Consistent with current requirements for recording other-than-temporary impairments, this FSP states that the amount of impairment loss recorded in earnings for a debt security will be the entire difference between the security’s cost and its fair value if the entity intends to sell the debt security prior to recovery or it is more-likely-than not that the entity will have to sell the debt security prior to recovery.  If, however, the entity does not intend to sell the debt security or it concludes that it is more-likely-than-not that it will not have to sell the debt security prior to recovery, this FSP requires an entity to recognize the credit loss component of an other-than-temporary impairment of a debt security in earnings and the remaining portion of the impairment loss in other comprehensive income.  The credit loss component of an other-than-temporary impairment must be determined based on an entity’s best estimate of cash flows expected to be collected.  This FSP, which is effective for interim and annual periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, provided FSP FAS 157-4 (see below) is adopted at the same time.  The Company adopted this FSP for the period ended June 30, 2009, and adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(1 - continued)

Recent Accounting Pronouncements - continued

Also on April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ASC Topic 820).  This FSP provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  It also provides guidance on identifying circumstances that indicate a transaction is not orderly.  Determination of whether a transaction is orderly or not orderly in instances when there has been a significant decrease in the volume and level of activity for an asset or liability depends on an evaluation of facts and circumstances and requires the use of significant judgment.  This FSP requires a company to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in such inputs and valuation techniques, if any, that occurred during the reporting period.  This FSP, which is effective for interim and annual periods ending after June 15, 2009, requires early adoption for periods ending after March 15, 2009 if an entity elects to adopt early FSP FAS 115-2 and FAS 124-2 (see above).  The Company adopted this FSP for the period ended June 30, 2009, and adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, (ASC Topic 825).  This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP, which is effective for interim reporting periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, only if an entity also elects to early adopt FSP FAS 157-4, FAS 115-2 and FAS 124-2.  The Company adopted this FSP for the period ended June 30, 2009, and adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (ASC Topic 855).  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, the statement provides:  (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement is effective for interim or annual financial periods ending after June 15, 2009, and is applied prospectively.  The adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(1 - continued)

Recent Accounting Pronouncements - continued

In June 2009, the FASB issued two standards which change the way entities account for securitizations and special-purpose entities:  SFAS No. 166, Accounting for Transfers of Financial Assets, (ASC Topic 860) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (ASC Topic 810).  SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This statement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  These new standards require a number of new disclosures.  SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  These statements will be effective at the beginning of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of these statements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01 (formerly SFAS No. 168), Topic 105 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This statement establishes the FASB Accounting Standards CodificationTM(Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  This statement and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following this statement, the FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures, (Topic 820) – Measuring Liabilities at Fair Value”. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The adoption of ASU 2009-05 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(2)	ACQUISITION OF COMMUNITY FIRST BANK

On September 30, 2009, the Company acquired 100 percent of the outstanding common shares of Community First Bank, (Community First), a full service community bank located in Corydon, Indiana, pursuant to an Agreement and Plan of Merger dated April 28, 2009.  The acquisition expanded the Company’s presence into Harrison, Crawford and Washington Counties, Indiana.  The Company expects to benefit from growth in this market area as well as from expansion of the banking services provided to the existing customers of Community First.

Pursuant to the terms of the merger agreement, Community First stockholders received $17.13 in cash for each share of Community First common stock for total cash consideration of $20.5 million.  The Company also incurred $767,000 of direct, acquisition-related costs, which were capitalized as part of the purchase price. The transaction was accounted for using the purchase method of accounting.  Since the transaction was effective the close of business on September 30, 2009, the operating results for 2009 relate solely to the operations of the Company and exclude the operations of Community First.  Under the purchase method of accounting, the purchase price is assigned to the assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects.   The excess of cost over the fair value of the acquired net assets of $5.9 million has been recorded as goodwill.

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(In thousands)

Cash and interest-bearing deposits with banks	$3,957
Investment securities	48,908
Loans, net	173,104
Premises and equipment	5,797
Goodwill arising in the acquisition	5,882
Core deposit intangible	2,741
Net deferred tax asset	2,576
Other assets	6,867
Total assets acquired	249,832

Deposit accounts	179,460
Federal funds purchased	1,180
Repurchase agreements	17,239
Borrowings from Federal Home Loan Bank	29,712
Other liabilities	969
Total liabilities assumed	228,560

Net assets acquired	$21,272

In accounting for the acquisition, $2.7 million was assigned to a core deposit intangible which is amortized over a weighted-average estimated economic life of 9.3 years.  It is not anticipated that the core deposit intangible will have a significant residual value.  No amount of the goodwill arising in the acquisition is deductible for income tax purposes.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(2 – continued)

ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.   On the acquisition date the contractually required principal payments for all loans subject to ASC 310-30 was $4.0 million and the estimated fair value of these loans was $3.0 million.  These loans were valued based on the estimated current liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of the underlying collateral.  ASC 310-30 prohibits a carryover or creation of an allowance for loan losses upon initial recognition of these loans and, therefore, no allowance for loan losses was reported in the consolidated balance sheet for these loans at September 30, 2009.

The following unaudited pro forma combined results of operations assumes that the acquisition was consummated on October 1, 2007:

	Year Ended
	September 30,
	2009	2008
(In thousands, except per share data)

Interest income	$27,952	$29,603
Interest expense	11,250	15,818
Net interest income	16,702	13,785
Provision for loan losses	1,360	1,891
Net interest income after provision for loan losses	15,342	11,894
Noninterest income	2,083	(3,434)
Noninterest expenses	19,122	13,527
Loss before income taxes	(1,697)	(5,067)
Income tax benefit	(693)	(1,990)

Net loss	$(1,004)	$(3,077)

Net loss per common share, basic	$(0.43)	N/A

Net loss per common share, diluted	$(0.43)	N/A

In addition to combining the historical results of operations, the pro forma calculations consider the purchase accounting adjustments and nonrecurring charges directly related to the acquisition and the related tax effects.  The pro forma calculations do not include any anticipated cost savings as a result of the acquisition.  The pro forma results of operations are presented for informational purposes only and are not necessarily indicative of the actual results of operations that would have occurred had the Community First acquisition actually been consummated on October 1, 2007, or results that may occur in the future.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(3)	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.  The amortized cost of securities and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2009:
Securities available for sale:

Agency bonds and notes	$5,825	$20	$-	$5,845
Agency mortgage-backed	34,368	115	-	34,483
Agency CMO	3,343	130	-	3,473
Privately-issued CMO	11,139	-	-	11,139
Privately-issued ABS	52	-	-	52
Municipal	17,081	431	-	17,512
Subtotal – debt securities	71,808	696	-	72,504

Equity securities	-	76	-	76

Total securities available for sale	$71,808	$772	$-	$72,580

Securities held to maturity:

Agency mortgage-backed	6,477	269	-	6,746
Municipal	305	3	-	308

Total securities held to maturity	$6,782	$272	$-	$7,054

September 30, 2008:
Securities available for sale:

Agency bonds and notes	$4,008	$51	$-	$4,059
Agency CMO	1,891	9	-	1,900
Municipal	4,669	-	27	4,642
Subtotal – debt securities	10,568	60	27	10,601

Equity securities	-	96	-	96

Total securities available for sale	$10,568	$156	$27	$10,697

Securities held to maturity:

Agency mortgage-backed	$8,149	$48	$16	$8,181
Municipal	307	3	-	310

Total securities held to maturity	$8,456	$51	$16	$8,491

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(3 – continued)

The amortized cost and fair value of debt securities as of September 30, 2009 by contractual maturity are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due within one year	$4,342	$4,342	$-	$-
Due after one year through five years	851	858	305	308
Due after five years through ten years	4,514	4,617	-	-
Due after ten years	13,199	13,540	-	-
	22,906	23,357	305	308

Equity securities	-	76	-	-
Collateralized mortgage obligations	14,482	14,612	-	-
Mortgage-backed securities	34,368	34,483	6,477	6,746
Asset-backed securities	52	52	-	-

	$71,808	$72,580	$6,782	$7,054

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company had no securities with gross unrealized losses at September 30, 2009.

At September 30, 2009, available for sale debt securities with an amortized cost and fair value of $3.8 million were pledged to secure federal funds borrowings.  Certain other debt securities were pledged under repurchase agreements and to secure Federal Home Loan Bank advances at September 30, 2009.  (See Notes 9 and 10)

The Company realized gross gains on sales of available for sale U.S. government agency notes of $105,000 and gross losses on sales of available for sale U.S. government agency notes of $5,000 for the year ended September 30, 2009.  The Company sold no securities during the year ended September 30, 2008.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(4)	LOANS

Loans at September 30, 2009 and 2008 consisted of the following:

(In thousands)	2009	2008

Real estate mortgage:
1-4 family residential	$185,800	$113,518
Multi-family residential	12,584	3,282
Commercial	48,090	15,459
Residential construction	14,555	6,189
Commercial construction	7,648	1,991
Land and land development	11,189	4,748
Commercial business loans	36,901	14,411
Consumer:
Home equity loans	17,365	9,970
Auto loans	18,279	1,950
Boat loans	3,091	3,257
Other consumer loans	4,476	2,033
Gross loans	359,978	176,808

Deferred loan origination fees and costs, net	846	795
Undisbursed portion of loans in process	(3,306)	(1,067)
Allowance for loan losses	(3,695)	(1,729)

Loans, net	$353,823	$174,807

Mortgage loans serviced for the benefit of others amounted to $668,000 and $810,000 at September 30, 2009 and 2008, respectively.  The remaining balance of mortgage service rights from prior years was amortized to expense during the year ended September 30, 2007.  No mortgage servicing rights have been capitalized since the year ended September 30, 1999.

An analysis of the allowance for loan losses is as follows:

(In thousands)	2009	2008

Beginning balances	$1,729	$1,297
Recoveries	139	131
Loans charged-off	(828)	(1,239)
Provision for loan losses	819	1,540
Increase due to acquisition of Community First	1,836	-

Ending balances	$3,695	$1,729

At September 30, 2009, residential mortgage loans secured by one-to-four family residential properties without private mortgage insurance or government guaranty and with loan-to-value ratios exceeding 90% amounted to $3.9 million.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(4 – continued)

At September 30, 2009 and 2008, the total recorded investment in nonaccrual loans amounted to $4.7 million and $798,000 respectively.  The total recorded investment in loans past due ninety days or more and still accruing interest amounted to $542,000 and $853,000 at September 30, 2009 and 2008, respectively.  Information about impaired loans and the related allowance for loan losses is presented below.

(In thousands)	2009	2008

At end of year:
Impaired loans with related allowance	$607	$617
Impaired loans with no allowance	4,667	1,034
Total	$5,274	$1,651
Allowance related to impaired loans	$303	$318
Average balance of impaired loans during the year	2,461	2,064
Interest income recognized in the statements of income during the periods of impairment	18	33
Interest income received during the periods of impairment – cash method	28	49

Included in impaired loans with no related allowance at September 30, 2009 are $3.0 million of impaired loans acquired in the acquisition of Community First. (See Note 2)

The Bank has entered into loan transactions with certain directors, officers and their affiliates (related parties).  In the opinion of management, such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than normal risk of collectibility or present other unfavorable features.  The Bank had loans to related parties of $9.5 million and $3.6 million at September 30, 2009 and 2008, respectively.

The following is a summary of activity for related party loans:

(In thousands)	2009	2008

Beginning balance	$3,585	$3,270
New loans and advances	1,191	1,329
Repayments	(724)	(994)
Reclassifications	(308)	(20)
Increase due to acquisition of Community First	5,755	-

Ending balance	$9,499	$3,585

(5)	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

(In thousands)	2009	2008

Land and land improvements	$1,974	$1,343
Office buildings	8,581	4,195
Furniture, fixtures and equipment	2,977	2,362

Less accumulated depreciation	3,616	3,658

Totals	$9,916	$4,242

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(6)	FORECLOSED REAL ESTATE

At September 30, 2009 and 2008, the Bank had foreclosed real estate held for sale of $1.6 million and $390,000, respectively.  During the year ended September 30, 2009 and 2008, foreclosure losses in the amount of $400,000 and $1.1 million, respectively, were charged-off to the allowance for loan losses.  There were no losses on subsequent writedowns of foreclosed real estate during fiscal year 2009.  The losses on subsequent write downs of foreclosed real estate amounted to $103,000 in fiscal year 2008 and is aggregated with realized gains and losses from the sale of foreclosed real estate and real estate taxes and other expenses of holding foreclosed real estate.  Net realized gain (loss) from the sale of foreclosed real estate amounted to $1,000 and $(175,000) for the years ended September 30, 2009 and 2008, respectively.  Real estate taxes and other expenses of holding foreclosed real estate amounted to $88,000 and $96,000 for the years ended September 30, 2009 and 2008, respectively.  The net loss is reported in noninterest expense.  At September 30, 2009 and 2008, deferred gains on the sale of foreclosed real estate financed by the Bank amounted to $51,000 and $15,000, respectively.

(7)	GOODWILL AND OTHER INTANGIBLES

Goodwill acquired in the acquisition of Community First is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value.

The Company recognized no amortization expense related to intangibles during the years ended September 30, 2009 or 2008.  Estimated amortization expense for the core deposit intangible acquired in the acquisition of Community First for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)

2010	$294
2011	294
2012	294
2013	294
2014	294
2015 and thereafter	1,271

Total	$2,741

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(8)	DEPOSITS

The aggregate amount of time deposit accounts (certificates of deposit) with balances of $100,000 or more was $57.5 million and $30.3 million at September 30, 2009 and 2008, respectively.

At September 30, 2009, scheduled maturities of certificates of deposit were as follows:

Years ending September 30:	(In thousands)

2010	$122,171
2011	33,301
2012	25,907
2013	4,137
2014 and thereafter	12,667

Total	$198,183

The Bank held deposits of $7.1 million and $4.8 million for related parties at September 30, 2009 and 2008, respectively.

(9)	REPURCHASE AGREEMENTS

The Company acquired repurchase agreements in the acquisition of Community First.  Repurchase agreements include retail repurchase agreements representing overnight borrowings from deposit customers and long-term repurchase agreements with broker-dealers.  The repurchase agreements held by the Company were acquired

Repurchase agreements are summarized as follows:
	2009
	Weighted
	Average
	Rate	Amount
		(In thousands)

Retail repurchase agreements	0.63%	$1,304

Broker-dealer repurchase agreements:
Long-term agreements:
Maturing November 2011	1.60%	10,635
Maturing December 2011	1.65%	5,300

Total repurchase agreements		$17,239

The debt securities underlying the retail repurchase agreements were under the control of the Bank at September 30, 2009.  The securities underlying the broker-dealer repurchase agreements were delivered to the broker-dealer who arranged the transactions.  At September 30, 2009, available for sale debt securities with an amortized cost and fair value of $1.3 million and $16.1 million were pledged to secure retail repurchase agreements and repurchase agreements with broker-dealers, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(10)	BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2009 and 2008, borrowings from the Federal Home Loan Bank were as follows:

	2009		2008
	Weighted		Weighted
	Average		Average
(In thousands)	Rate	Amount	Rate	Amount

Advances maturing in:
2010	0.57%	$36,650	-	$-
2011	0.98%	5,175	-	-
2013	3.04%	13,287	3.36%	8,000

Total advances		55,112		8,000

Line of credit balance	0.47%	661	-	-

Total borrowings from Federal Home Loan Bank		$55,773		$8,000
The Bank entered into an Advances and Security Agreement with the Federal Home Loan Bank of Indianapolis (“FHLB”), allowing the Bank to initiate advances from the FHLB.  The advances are secured under a blanket collateral agreement.  At September 30, 2009 and 2008, the eligible blanket collateral included residential mortgage loans with carrying values of $173.0 million and $70.5 million, respectively.  Also, the Bank has specifically pledged certain available for sale debt securities with an amortized cost and fair value of $8.2 million as collateral under the agreement as of September 30, 2009.  No securities were specifically pledged at September 30, 2008.

On November 6, 2008, the Bank entered into an Overdraft Line of Credit Agreement with the Federal Home Loan Bank of Indianapolis which established a line of credit not to exceed $1.0 million and was secured under the blanket collateral agreement.  This agreement was subsequently modified to increase the line of credit to $2.0 million.  This agreement was set to expire on November 6, 2009 but the line of credit agreement was extended for an additional year and the line of credit was increased to $5 million.  At September 30, 2009, borrowings of $661,000 were outstanding under this agreement at a weighted average rate of 0.47%.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(11)	DEFERRED COMPENSATION PLANS

The Bank has deferred compensation agreements with former officers who are receiving benefits under these agreements.  The agreements provide for the payment of specific benefits following retirement.  Deferred compensation expense was $27,000 and $28,000 for the years ended September 30, 2009 and 2008, respectively.

The Company has a directors’ deferred compensation plan whereby a director, at his election, defers a portion of his monthly director fees into an account with the Company.  The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%.  The deferral period extends to the director’s normal retirement age of 70.  The benefits under the plan are payable for a period of fifteen years following normal retirement, however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death.  Deferred compensation expense for this plan was $66,000 and $50,000 for the years ended September 30, 2009 and 2008, respectively.

(12)	BENEFIT PLANS

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(12 – continued)

The following table sets forth the reconciliations of the benefit obligation, the fair value of plan assets, and the funded status of the Bank’s plan as of and for the years ended September 30, 2009 and 2008:

(In thousands)	2009	2008

Change in projected benefit obligation:
Balance at beginning of year	$5,051	$4,958
Service cost	-	197
Interest cost	376	302
Actuarial loss (gain)	(354)	766
Curtailment	-	(1,054)
Benefits paid	(150)	(118)
Balance at end of year	$4,923	$5,051

Change in plan assets:
Fair value of plan assets at beginning of year	$6,198	$5,635
Actual return on plan assets	361	504
Employer contributions	-	177
Benefits paid	(147)	(118)
Fair value of plan assets at end of year	$6,412	$6,198

Funded status	$1,489	$1,147

Amounts recognized in the balance sheets consist of:
Excess pension asset recognized in other assets	$1,489	$1,147
Accumulated other comprehensive income	$428	$222

Amounts recognized in accumulated other comprehensive income consist of the following:

Net gain at end of fiscal year	$709	$367
Deferred income tax expense	(281)	(145)
Net amount recognized	$428	$222

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(12 – continued)

Components of net periodic benefit expense and other amounts recognized in other accumulated comprehensive income are as follows:

(In thousands)	2009	2008

Net periodic benefit expense:
Service cost	$-	$197
Interest cost on projected benefit obligation	376	302
Expected return on plan assets	(376)	(370)
Amortization of transition asset	-	(5)
Amortization of prior service cost	-	5
Net periodic benefit expense	$-	$129

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of transition asset	-	5
Amortization of prior service cost	-	(5)
Total recognized in other comprehensive income	-	-

Total recognized in net periodic pension benefit expense and other comprehensive income	$-	$129

The unamortized estimated prior service cost and net transition asset existing at the date of adoption of SFAS No. 87 (ASC 715-30) remaining at the effective date of the curtailment of benefits was included in the determination of the net curtailment gain deferred as of September 30, 2008.

The following are weighted average assumptions used to determine benefit obligations at June 30, 2009 and 2008 and net periodic benefit cost for the years then ended:

Discount rate	6.00%	6.17%
Rate of compensation increase	3.50%	3.50%
Expected long-term return on plan assets	6.50%	6.50%

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(12 - continued)

The plan’s weighted-average asset allocations at June 30, 2009 and 2008 by asset category are as follows:

	2009	2008

Bank time deposits	99.3%	99.4%
Bank demand deposits	0.7	0.6
Total	100.0%	100.0%

The plan’s target asset allocation for 2009 is 100% investment in bank deposits.  Bank deposits include time and demand deposit liabilities of the Bank.

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

The Bank contributed $177 to the Plan for the fiscal year ended September 30, 2008 and made no contribution for the fiscal year ended September 30, 2009. The Bank does not anticipate a contribution to the Plan for the fiscal year ending September 30, 2010.

The following estimated pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid for years ending September 30:

(In thousands)
2010	$123
2011	128
2012	224
2013	297
2014	335
Years 2015-2019	1,898

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees.  The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k).  Company contributions to the plan amounted to $123,000 and $104,000 for the years ended September 30, 2009 and 2008, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

Employee Stock Ownership Plan:

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees.  The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company.  The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions.  Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts.  Dividends payable on unallocated shares are not considered dividends for financial reporting purposes.  Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future year’s principal and interest to be paid on the employer loan.  Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity.  Compensation expense recognized for the year ended September 30, 2009 amounted to $227,000.  The fair value of unearned ESOP shares was $1.9 million at September 30, 2009.  Company common stock held by the ESOP trust at September 30, 2009 was as follows:

Allocated shares	23,726
Unearned shares	179,637
Total ESOP shares	203,363

(13)	INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns.  The components of the consolidated income tax expense (benefit) were as follows:

(In thousands)	2009	2008

Current	$285	$(171)
Deferred	(537)	(129)

	$(252)	$(300)

The reconciliation of income tax expense (benefit) with the amount which would have been provided at the federal statutory rate of 34 percent follows:

(In thousands)	2009	2008

Provision at federal statutory rate	$(74)	$(167)
State income tax-net of federal tax benefit	(51)	(43)
Tax-exempt interest income	(66)	(35)
Increase in cash value of life insurance	(57)	(51)
Other	(4)	(4)

Net benefit for income taxes	$(252)	$(300)

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(13 - continued)

Significant components of the Bank’s deferred tax assets and liabilities as of September 30, 2009 and 2008 are as follows:

(In thousands)	2009	2008
Deferred tax assets (liabilities):
Allowance for loan losses	$1,266	$676
Acquisition purchase accounting adjustments	1,805	-
Charitable contributions carryover	403	14
Deferred compensation plans	214	199
Other-than-temporary impairment loss on available for sale securities	149	-
State net operating loss and credit carryforwards	72	-
Unrealized (gain) loss on securities available for sale	175	(51)
Accumulated depreciation	(649)	(358)
Deferred loan fees and costs, net	(458)	(479)
Prepaid pension asset	(584)	(429)
Federal Home Loan Bank stock dividends	(137)	(52)
Interest rate cap contract	(40)	-
Other	60	(6)

Net deferred tax asset	$2,276	$486

The Company has charitable contributions carryovers of $1.2 million available to reduce federal taxable income in subsequent years.  The charitable contribution carryovers expire for the years ending September 30, 2013 and 2014.  The Company has Indiana net operating loss carryovers of $309,000 available to reduce Indiana taxable income in subsequent years.   The Company also has Indiana enterprise zone tax credits of $46,000 available to reduce the Indiana tax liability in subsequent years.  The net operating loss carryovers expire for the years ending September 30, 2023 and 2024.  The enterprise zone tax credit carryovers expire for the years ending September 30, 2018 and 2019.

At September 30, 2009 and 2008, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months.   The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations.  The Company files U.S. federal income tax returns and Indiana state income tax returns.  Returns filed in these jurisdictions for tax years ended on or after September 30, 2006 are subject to examination by the relevant taxing authorities.

Prior to October 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations.  Retained earnings at September 30, 2009 and 2008 include $4.6 million of cumulative deductions for which no deferred federal income tax liability has been recorded.  Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate.  The unrecorded deferred liability on these amounts was $1.5 million at September 30, 2009 and 2008.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(14)	COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the accompanying consolidated financial statements.

Commitments under outstanding standby letters of credit totaled $539,000 at September 30, 2009.

The following is a summary of the commitments to extend credit at September 30, 2009 and 2008:

(In thousands)	2009	2008
Loan commitments:
Fixed rate	$3,117	$594
Adjustable rate	2,202	210

Unused lines of credit on credit cards	2,437	1,894
Undisbursed portion of home equity lines of credit	34,598	24,399
Undisbursed portion of commercial and personal lines of credit	19,194	8,190
Undisbursed portion of construction loans in process	3,306	1,067

Total commitments to extend credit	$64,854	$36,354

(15)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments (see Note 14).  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

The Bank has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2009 or 2008.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(16)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value financial instruments at September 30, 2009 and 2008.
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In thousands)

Financial assets:
Cash and due from banks	$8,359	$8,359	$5,378	$5,378
Interest-bearing deposits in banks	2,045	2,045	16,001	16,001
Securities available for sale	72,580	72,580	10,697	10,697
Securities held to maturity	6,782	7,054	8,456	8,491

Loans, net	353,823	360,157	174,807	174,437

Mortgage loans held for sales	317	317	-	-
Federal Home Loan Bank stock	4,170	4,170	1,336	1,336
Accrued interest receivable	2,100	2,100	930	930

Financial liabilities:
Deposits	350,816	354,194	189,209	191,590
Federal funds purchased	1,180	1,180	-	-
Short-term repurchase agreements	1,304	1,304	-	-
Long-term repurchase agreements	15,935	15,935	-	-
Borrowings from Federal Home Loan Bank	55,773	56,184	8,000	7,825
Accrued interest payable	516	516	143	143
Advance payments by borrowers for taxes and insurance	341	348	398	404

Derivative financial instruments included in other assets:
Interest rate cap	202	202	-	-

Off-balance-sheet financial instruments:
Asset (liability) related to commitments to extend credit	-	39	-	10

The carrying amounts in the preceding table are included in the consolidated balances sheets under the applicable captions.  The contract or notional amounts of the Bank’s financial instruments with off-balance-sheet risk are disclosed in Note 15.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash and Cash Equivalents

For cash and short-term instruments, including cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.

Debt and Equity Securities

For marketable equity securities, the fair values are based on quoted market prices.  For debt securities, the Company obtains fair value measurements from an independent pricing service and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.  For Federal Home Loan Bank stock, a restricted equity security, the carrying amount is a reasonable estimate of fair value because it is not marketable.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(16 - continued)

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

Borrowed Funds

Borrowed funds include repurchase agreements and borrowings from the FHLB.  Fair value for advances is estimated by discounting the future cash flows at current interest rates for advances of similar maturities.  For federal funds purchased, repurchase agreements and FHLB line of credit borrowings, the carrying value is a reasonable estimate of fair value.

Derivative Financial Instruments

For derivative financial instruments, the fair values generally represent an estimate of the amount the Company would receive or pay upon termination of the agreement at the reporting date, taking into account the current interest rates, and exclusive of any accrued interest.

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

(17)	FAIR VALUE MEASUREMENTS

Effective October 1, 2008, the Company adopted the provisions of ASC Topic 820 (formerly SFAS No. 157), “Fair Value Measurements,” for financial assets and financial liabilities.  This statement is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting.  ASC Topic 820 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP.  The adoption of the standard did not have a material effect on the Company's consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(17 - continued)

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2009.  The Company had no liabilities measured at fair value as of September 30, 2009.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Measured - Recurring Basis
Securities available for sale	$76	$72,504	$-	$72,580
Interest rate cap	-	202	-	202
Assets Measured - Nonrecurring Basis
Impaired loans	-	4,971	-	4,971
Loans held for sale	-	317	-	317
Foreclosed real estate	-	1,589	-	1,589

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(17 - continued)

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

Derivative Financial Instruments.  Derivative financial instruments consist of an interest rate cap contract.  As such, significant fair value inputs can generally be verified by counterparties and do not typically involve significant management judgements (Level 2 inputs).

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

Loans Held for Sale.  Loans held for sale are carried at the lower of cost or market value.  The portfolio comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are carried at Level 2.

Foreclosed Real Estate Held for Sale.  Foreclosed real estate held for sale is reported at the lower of cost or fair value less estimated costs to dispose of the property using Level 2 inputs.  The fair values are determined by real estate appraisals using valuation techniques consistent with the market approach using recent sales of comparable properties.  In cases where such inputs are unobservable, the balance is reflected within the Level 3 hierarchy.

There were no transfers in or out of Level 3 financial assets or liabilities for the year ended September 30, 2009.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(18)	DERIVATIVE INSTRUMENTS

The Company acquired an interest rate cap contract in the acquisition of Community First that is not designated as a hedge.  Realized and unrealized gains and losses on derivatives not designated for hedge accounting are recognized in noninterest income.  The following is a summary of the terms of the interest rate cap contract reported in the consolidated balance sheet in other assets at September 30, 2009:

Strike	Remaining	Notional	Purchase	Unrealized	Fair
Rate	Term	Amount	Premium	Gain	Value
(Dollars in thousands)

7.50%	7.8 years	$10,000	$150	$52	$202

The notional amounts of derivatives do not represent amounts exchanged by the parties, but provide the basis for calculating payments.  For interest rate caps, the notional amounts are not a measure of exposure to credit or market risk.  Counterparties to financial instruments expose the Company to credit-related losses in the event of nonperformance, but the Company does not expect any counterparties to fail to meet their obligations.  The Company deals only with highly rated counterparties.  The current credit exposure of derivatives is represented by the fair value of contracts at the reporting date. (Also see Note 16)

(19)	STOCKHOLDERS’ EQUITY

Conversion and Offering

As part of the conversion completed on October 6, 2008, the Bank became a wholly owned subsidiary of the Company which offered common stock to certain current and former deposit customers of the Bank in a subscription offering.  The Company issued an aggregate of 2,432,042 shares of common stock as a result of the offering.  In connection with the conversion, the Company contributed 110,000 common shares and $100,000 in cash to the First Saving Charitable Foundation.  Expenses of the offering amounted to $1.1 million and were charged against the gross proceeds of the conversion.

Liquidation Account

Upon completion of its conversion from mutual to stock form, the Bank established a liquidation account in an amount equal to its retained earnings at March 31, 2008 totaling $29.3 million.  The liquidation account will be maintained for the benefit of depositors as of the March 31, 2007 eligibility record date (or the June 30, 2008 supplemental eligibility record date) who maintain their deposits in the Bank after conversion.

In the event of complete liquidation, and only in such an event, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account in the proportionate amount of the then current adjusted balance for deposits held, before any liquidation distribution may be made with respect to the stockholders.  Except for the repurchase of stock and payment of dividends by the Bank, the existence of the liquidation account does not restrict the use or application of retained earnings of the Bank.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(20)	DIVIDEND RESTRICTION

As an Indiana corporation, the Company is subject to Indiana law with respect to the payment of dividends.  Under Indiana law, the Company may pay dividends so long as it is able to pay its debts as they become due in the usual course of business and its assets exceed the sum of its total liabilities, plus the amount that would be needed, if the Company were to be dissolved at the time of the dividend, to satisfy any rights that are preferential to the rights of the persons receiving the dividend.  The ability of the Company to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company.

The payment of dividends by the Bank is subject to regulation by the Office of Thrift Supervision (OTS).  The Bank may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause the regulatory capital of the Bank to be reduced below regulatory capital requirements imposed by the OTS or below the amount of the liquidation account established upon completion of the conversion.

(21)	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the OTS.  Failure to meet minimum capital requirements can initiate certain mandatory–and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible capital to adjusted total assets (as defined), Tier I (core) capital (as defined) to adjusted total assets, Tier I capital to risk-weighted assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets.  Management believes, as of September 30, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(21 - continued)

As of September 30, 2009, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.  No amount was deducted from capital for interest-rate risk in either year.

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2009:

Total capital (to risk weighted assets)	$38,876	12.32%	$25,236	8.00%	$31,545	10.00%

Tier I capital (to risk weighted assets)	$35,501	11.25%	N/A		$18,927	6.00%

Tier I capital (to adjusted total assets)	$35,501	7.55%	$18,816	4.00%	$23,520	5.00%

Tangible capital (to adjusted total assets)	$35,501	7.55%	$7,056	1.50%	N/A

As of September 30, 2008:

Total capital (to risk weighted assets)	$30,827	22.09%	$11,165	8.00%	$13,956	10.00%

Tier I capital (to risk weighted assets)	$29,420	21.08%	N/A		$8,374	6.00%

Tier I capital (to adjusted total assets)	$29,420	12.87%	$6,858	4.00%	$11,429	5.00%

Tangible capital (to adjusted total assets)	$29,420	12.87%	$3,429	1.50%	N/A

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(22)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The Company had no dilutive potential common shares for the year ended September 30, 2009.  Earnings per share information is presented below for the year ended September 30, 2009  Because the mutual to stock conversion was not completed until October 6, 2008, per share earnings data is not applicable for the year ended September 30, 2008.

(In thousands, except for share and per share data)

Basic:
Earnings:
Net income	$33

Shares:
Weighted average common shares outstanding	2,315,498

Net income per common share, basic	$0.01

Unearned ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

(23)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) as of and for the period from October 8, 2008, the date of conversion, to September 30, 2009 follows:

Balance Sheets
(In thousands)

Assets:
Cash and interest bearing deposits	$6,988
Other assets	866
Investment in subsidiaries	45,056
$52,910
Liabilities and Equity:
Accrued expenses	$33
Stockholders' equity	52,877
$52,910

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(23 - continued)

Statements of Income
(In thousands)

Other operating expenses	$(1,675)

Loss before income taxes and equity in undistributed net income of subsidiaries	(1,675)

Income tax benefit	602

Loss before equity in undistributed net income of subsidiaries	(1,073)

Equity in undistributed net income of subsidiaries	1,106

Net income	$33

Statements of Cash Flows
(In thousands)

Operating Activities:
Net income	$33
Adjustments to reconcile net income to cash used in operating activities:
Equity in undistributed net income of subsidiaries	(1,106)
Employee stock ownership plan expense	227
Contribution of common stock to charitable foundation	1,100
Net change in other assets and liabilities	(829)
Net cash used in operating activities	(575)

Financing Activities:
Proceeds from issuance of common stock	21,160
Investment in Bank	(13,597)
Net cash provided by financing activities	7,563

Net increase in cash and interest bearing deposits	6,988

Cash and interest bearing deposits at beginning of year	-

Cash and interest bearing deposits at end of year	$6,988

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(24)	CONCENTRATION OF CREDIT RISK

At September 30, 2009, demand deposits due from correspondent banks were fully insured under the Federal Deposit Insurance Corporation’s Temporary Transaction Account Guarantee Program.  At September 30, 2008, the Bank had a concentration of credit risk with a correspondent bank in excess of the federal deposit insurance limit of $3.8 million.

(25)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(In thousands)	2009	2008

Cash payments for:

Interest	$4,472	$6,005
Taxes	243	262

Non-cash investing activities:

Transfers from loans to foreclosed real estate	1,327	1,295
Proceeds from sales of foreclosed real estate financed through loans	241	1,361

(26)	SUBSEQUENT EVENTS

The Company has evaluated whether any subsequent events that require recognition or disclosure in the accompanying consolidated financial statements and related notes thereto have taken place through December 30, 2009, the date these consolidated financial statements were issued.  The Company has determined that there are no such subsequent events.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

(27)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter

September 30, 2009:

Interest income	$3,206	$3,098	$3,272	$3,432
Interest expense	1,289	1,076	1,060	1,015
Net interest income	1,917	2,022	2,212	2,417
Provision for loan losses	59	69	272	419
Net interest income after provision for loan losses	1,858	1,953	1,940	1,998
Noninterest income	282	253	291	437
Noninterest expenses	3,189	1,862	2,080	2,100
Income (loss) before income taxes	(1,049)	344	151	335
Income tax expense (benefit)	(409)	69	(2)	90

Net income (loss)	$(640)	$275	$153	$245

Net income (loss) per common share, basic	$(0.29)	$0.12	$0.06	$0.10

Net income (loss) per common share, diluted	$(0.29)	$0.12	$0.06	$0.10

September 30, 2008:

Interest income	$3,207	$3,094	$3,143	$3,079
Interest expense	1,540	1,556	1,470	1,406
Net interest income	1,667	1,538	1,673	1,673
Provision for loan losses	94	1,109	333	4
Net interest income after provision for loan losses	1,573	429	1,340	1,669
Noninterest income	224	275	252	303
Noninterest expenses	1,521	1,627	1,561	1,846
Income (loss) before income taxes	276	(923)	31	126
Income tax expense (benefit)	92	(391)	(10)	9

Net income (loss)	$184	$(532)	$41	$117

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: January 11, 2010	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer	January 11, 2010
Larry W. Myers	and Director
(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	January 11, 2010
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John P. Lawson, Jr.	Chief Operations Officer and Director	January 11, 2010
John P. Lawson, Jr.

/s/ Charles E. Becht, Jr.	Director	January 11, 2010
Charles E. Becht, Jr.

/s/ Cecile A. Blau	Director	January 11, 2010
Cecile A. Blau

/s/ Gerald Wayne Clapp, Jr.	Director	January 11, 2010
Gerald Wayne Clapp, Jr.

/s/ Robert E. Libs	Director	January 11, 2010
Robert E. Libs

/s/ Michael F. Ludden	Director	January 11, 2010
Michael F. Ludden

/s/ Douglas A. York	Director	January 11, 2010
Douglas A. York

/s/ Samuel E. Eckart	Director	January 11, 2010
Samuel E. Eckart

/s/ Vaughn K. Timberlake	Director	January 11, 2010
Vaughn K. Timberlake

/s/ Frank N. Czeschin	Director	January 11, 2010
Frank N. Czeschin