Form 10-Q
period 2009-12-31
First Savings Financial Group Inc
filed 2010-02-10
CIK 1435508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2010 was 2,414,940.

FIRST SAVINGS FINANCIAL GROUP, INC.

INDEX

		Page
Part I	Financial Information

	Item 1. Financial Statements

	Consolidated Balance Sheets as of December 31, 2009 and September 30, 2009 (unaudited)	3

	Consolidated Statements of Income for the three months ended December 31, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended December 31, 2009 and 2008 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6-17

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-22

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4. Controls and Procedures	24

Part II	Other Information

	Item 1. Legal Proceedings	25

	Item 1A. Risk Factors	25

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

	Item 3. Defaults Upon Senior Securities	26

	Item 4. Submission of Matters to a Vote of Security Holders	26

	Item 5. Other Information	26

	Item 6. Exhibits	26

Signatures		27

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
(In thousands, except share and per share data)	2009	2009

ASSETS
Cash and due from banks	$11,478	$8,359
Interest-bearing deposits with banks	2,485	2,045
Total cash and cash equivalents	13,963	10,404

Securities available for sale, at fair value	78,561	72,580
Securities held to maturity	6,215	6,782

Loans held for sale	520	317
Loans, net	353,403	353,823

Federal Home Loan Bank stock, at cost	4,170	4,170
Premises and equipment	9,792	9,916
Foreclosed real estate	904	1,589
Accrued interest receivable:
Loans	1,499	1,607
Securities	554	493
Cash surrender value of life insurance	5,188	3,931
Goodwill	5,882	5,882
Core deposit intangible	2,668	2,741
Other assets	8,036	6,576

Total Assets	$491,355	$480,811

LIABILITIES
Deposits:
Noninterest-bearing	$24,740	$25,388
Interest-bearing	335,231	325,428
Total deposits	359,971	350,816

Federal funds purchased	-	1,180
Repurchase agreements	17,135	17,239
Borrowings from Federal Home Loan Bank	59,367	55,773
Accrued interest payable	525	516
Advance payments by borrowers for taxes and insurance	150	341
Accrued expenses and other liabilities	1,571	2,069
Total Liabilities	438,719	427,934

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share
Authorized 20,000,000 shares; issued 2,542,042 shares	25	25
Additional paid-in capital	24,267	24,263
Retained earnings - substantially restricted	30,153	29,453
Accumulated other comprehensive income	1,134	932
Unearned ESOP shares	(1,614)	(1,796)
Less treasury stock, at cost - 127,102 shares	(1,329)	-
Total Stockholders' Equity	52,636	52,877
Total Liabilities and Stockholders' Equity	$491,355	$480,811

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2009	2008

INTEREST INCOME
Loans, including fees	$5,667	$2,871
Securities:
Taxable	767	284
Tax-exempt	138	19
Dividend income	17	18
Interest-bearing deposits with banks	6	14
Total interest income	6,595	3,206

INTEREST EXPENSE
Deposits	1,346	1,215
Repurchase agreements	91	-
Borrowings from Federal Home Loan Bank	230	74
Total interest expense	1,667	1,289

Net interest income	4,928	1,917
Provision for loan losses	358	59

Net interest income after provision for loan losses	4,570	1,858

NONINTEREST INCOME
Service charges on deposit accounts	411	147
Net gain on sales of mortgage loans	9	3
Increase in cash surrender value of life insurance	57	49
Commission income	28	-
Other income	220	83
Total noninterest income	725	282

NONINTEREST EXPENSE
Compensation and benefits	2,122	979
Occupancy and equipment	532	214
Data processing	236	140
Advertising	93	54
Professional fees	114	96
FDIC insurance premiums	150	8
Charitable contributions	3	1,204
Net loss on foreclosed real estate	22	28
Other operating expenses	693	466
Total noninterest expense	3,965	3,189
Income (loss) before income taxes	1,330	(1,049)
Income tax expense (benefit)	438	(409)
Net Income (Loss)	$892	$(640)

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gain on securities:
Unrealized holding gains arising during the period	202	189
Less: reclassification adjustment	-	-
Other comprehensive income	202	189
Comprehensive Income (Loss)	$1,094	$(451)
Net Income (Loss) per common share, basic	$0.38	$(0.29)
Net Income (Loss) per common share, diluted	$0.38	$(0.29)
Dividends per common share	$0.08	$-

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$892	$(640)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	358	59
Depreciation and amortization	292	71
Amortization of premiums and accretion of discounts
on securities, net	(33)	18
Mortgage loans originated for sale	(1,035)	(354)
Proceeds on sale of mortgage loans	841	357
Gain on sale of mortgage loans	(9)	(3)
Net realized and unrealized gain on foreclosed real estate	(62)	-
Increase in cash value of life insurance	(57)	(49)
Deferred income taxes	(2,263)	(392)
ESOP compensation expense	189	126
Contribution of common stock to charitable foundation	-	1,100
(Increase) decrease in accrued interest receivable	47	(84)
Increase (decrease) in accrued interest payable	9	(22)
Change in other assets and liabilities, net	(12)	664
Net Cash Provided By (Used In) Operating Activities	(843)	851

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(16,668)	(15,133)
Proceeds from sales of securities available for sale	191	2,200
Proceeds from maturities of securities available for sale	8,050	2,000
Principal collected on mortgage-backed securities	3,401	347
Net increase in loans	(82)	(6,396)
Investment in cash surrender value of life insurance	(1,200)	-
Proceeds from sale of foreclosed real estate	860	-
Purchase of premises and equipment	(95)	(62)
Net Cash Used In Investing Activities	(5,543)	(17,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,155	(26,836)
Net decrease in federal funds purchased	(1,180)	-
Net decrease in repurchase agreements	(104)	-
Increase in Federal Home Loan Bank line of credit	1,148	403
Proceeds from Federal Home Loan Bank advances	39,439	7,050
Repayment of Federal Home Loan Bank advances	(36,993)	(1,050)
Net decrease in advance payments by
borrowers for taxes and insurance	(191)	(209)
Purchase of treasury stock	(1,329)	-
Proceeds from issuance of common stock	-	21,160
Net Cash Provided By Financing Activities	9,945	518

Net Increase (Decrease) in Cash and Cash Equivalents	3,559	(15,675)

Cash and cash equivalents at beginning of period	10,404	21,379

Cash and Cash Equivalents at End of Period	$13,963	$5,704

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

The Bank has three-wholly owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio, Southern Indiana Financial Corporation which sells non-deposit investment products, and FFCC, Inc., which is currently inactive.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of December 31, 2009, and the results of operations for the three-month periods ended December 31, 2009 and 2008 and the cash flows for the three-month periods ended December 31, 2009 and 2008.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q.  Accordingly, they do not contain certain information included in the Bank’s annual audited consolidated financial statements and related notes for the year ended September 30, 2009 included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

2.           Acquisition of Community First Bank

On September 30, 2009, the Company acquired 100 percent of the outstanding common shares of Community First Bank, (“Community First”), a full service community bank located in Corydon, Indiana, pursuant to an Agreement and Plan of Reorganization dated April 28, 2009.  The acquisition was recorded using the purchase method of accounting and was effective at the close of business on September 30, 2009.  Accordingly, the results of operations of Community First have been included in the Company’s results of operations since the date of acquisition.  The acquisition expanded the Company’s presence into Harrison, Crawford and Washington Counties, Indiana.  The Company expects to benefit from growth in this market area as well as from expansion of the banking services provided to the existing customers of Community First.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.           Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The Company had no dilutive potential common shares outstanding during the three-month periods ended December 31, 2009 and 2008.

	Three Months Ended
	December 31,
(Dollars in thousands, except per share data)	2009	2008

Basic
Earnings:
Net income (loss)	$892	$(640)

Shares:

Weighted average common shares outstanding	2,348,048	2,186,313

Net income (loss) per common share, basic	$0.38	$(0.29)

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.           Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale.  The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three-month periods ended December 31, 2009 and 2008:

	Three Months Ended
	December 31,
(Dollars in thousands)	2009	2008

Unrealized gains on securities:
Unrealized holding gains
arising during the period	$334	$313
Income tax expense	(132)	(124)
Net of tax amount	202	189
Less: reclassification
adjustment for realized gains or
losses included in net income	-	-
Income tax benefit	-	-
Net of tax amount	-	-
Other comprehensive income, net of tax	$202	$189

5.           Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2009	2008
	(In thousands)
Cash payments for:
Interest	$2,244	$1,310
Taxes	40	-

Transfers from loans to foreclosed real estate	105	-

Proceeds from sales of foreclosed real estate financed through loans	260	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Fair Value Measurements and Disclosures about Fair Value of Financial Instruments

Effective October 1, 2008, the Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 820 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157), Fair Value Measurements, for financial assets and financial liabilities.  This statement is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting.  ASC Topic 820 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP.  The adoption of the standard did not have a material effect on the Company's consolidated financial statements.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2009.  The Company had no liabilities measured at fair value as of December 31, 2009.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Measured - Recurring Basis
Securities available for sale	$70	$78,491	$-	$78,561
Interest rate cap contract	-	263	-	263

Assets Measured - Nonrecurring Basis
Impaired loans	-	5,285	-	5,285
Loans held for sale	-	520	-	520
Foreclosed real estate	-	904	-	904

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

Derivative Financial Instruments.  Derivative financial instruments consist of an interest rate cap contract.  As such, significant fair value inputs can generally be verified by counterparties and do not typically involve significant management judgments (Level 2 inputs).

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

Loans Held for Sale.  Loans held for sale are carried at the lower of cost or market value.  The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sale to investors.  These measurements are carried at Level 2.

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

There were no transfers in or out of the Company's Level 3 financial assets for the three months ended December 31, 2009.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

GAAP requires disclosure of fair value information about financial instruments for interim reporting periods, whether or not recognized in the consolidated balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2009		September 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and due from banks	$11,478	$11,478	$8,359	$8,359
Interest-bearing deposits in banks	2,485	2,485	2,045	2,045
Securities available for sale	78,561	78,561	72,580	72,580
Securities held to maturity	6,215	6,466	6,782	7,054

Loans, net	353,403	359,729	353,823	360,157

Mortgage loans held for sale	520	520	317	317
Federal Home Loan Bank stock	4,170	4,170	4,170	4,170
Accrued interest receivable	2,053	2,053	2,100	2,100

Financial liabilities:
Deposits	359,971	363,437	350,816	354,194
Federal funds purchased	-	-	1,180	1,180
Short-term repurchase agreements	1,306	1,306	1,304	1,304
Long-term repurchase agreements	15,829	15,817	15,935	15,935
Borrowings from Federal Home
Loan Bank	59,367	59,292	55,773	56,184
Accrued interest payable	525	525	516	516
Advance payments by borrowers for taxes and insurance	150	153	341	348

Derivative financial instruments included in other assets:
Interest rate cap	263	263	202	202

Off-balance-sheet financial instruments:
Asset (liability) related to commitments to extend credit	-	40	-	39

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

Debt and Equity Securities

For marketable equity securities, the fair values are based on quoted market prices.  For debt securities, the Company obtains fair value measurements from an independent pricing service and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.  For Federal Home Loan Bank  (FHLB) stock, a restricted equity security, the carrying amount is a reasonable estimate of fair value because it is not marketable.

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

Borrowed Funds

Borrowed funds include repurchase agreements and borrowings from the FHLB.  Fair value for advances and long-term repurchase agreements is estimated by discounting the future cash flows at current interest rates for advances of similar maturities.  For federal funds purchased, short-term repurchase agreements and FHLB line of credit borrowings, the carrying value is a reasonable estimate of fair value.

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

	Three Months Ended
	December 31,
	2009	2008
	(In thousands)

Net periodic benefit expense:
Service cost	$-	$-
Interest cost on projected benefit obligation	74	94
Expected return on plan assets	(35)	(94)
Amortization of transition asset	-	-
Amortization of prior service cost	-	-
Amortization of unrecognized gain	(1)	-
Net periodic benefit expense	$38	$-

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of transition asset	-	-
Amortization of prior service cost	-	-
Total recognized in other comprehensive income	-	-

Total recognized in net periodic pension benefit expense and other comprehensive income	$38	$-

The Bank made no contributions to the Plan for the three month period ended December 31, 2009.   Effective June 30, 2008, the Bank curtailed the accrual of benefits for active participants in the Plan.    As a result, each active participant’s pension benefit will be determined based on the participant’s compensation and duration of employment as of June 30, 2008, and compensation and employment after that date will not be taken into account in determining pension benefits under the Plan.  Accordingly, the Bank does not anticipate future contributions to the Plan.  The Bank filed an application with the Internal Revenue Service in October 2008 in order to obtain approval to terminate the Plan. The Bank has determined to provide the over-funded balance of the Plan’s assets, if any, to its active participants upon full termination of the Plan, which is expected to occur in the second calendar quarter of 2010.  As a result, the Bank anticipates a one-time charge to expense in the quarter ending June 30, 2010.  At December 31, 2009, an unrealized gain of $428,000, net of income taxes, was included in the accumulated other comprehensive income component of stockholders’ equity.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.           Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees.  The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company.  The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions.  Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts.  Dividends payable on unallocated shares are not considered dividends for financial reporting purposes.  Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future year’s principal and interest to be paid on the employer loan.  Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity.  Compensation expense recognized for the three-month periods ended December 31, 2009  and 2008 amounted to $189,000 and $126,000, respectively.  Company common stock held by the ESOP trust at December 31, 2009 was as follows:

Allocated shares	42,413
Unearned shares	160,950
Total ESOP shares	203,363

Fair value of unearned shares	$1,682,000

9.	Stockholders’ Equity

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

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (ASC Topic 810). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after January 1, 2009.  The adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised) (ASC Topic 805).  This statement retains the fundamental requirements of SFAS No. 141 and requires the acquisition method of accounting (previously referred to as the purchase method by SFAS No. 141).  The statement requires, among other things, the expensing of direct transaction costs, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements may be required to be measured at fair value and recognized each period in earnings.  The statement is effective for transactions occurring after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption not permitted.  The acquisition described in Note 2 was accounted for in accordance with SFAS No. 141 as the Company was not permitted to adopt the revised standard until October 1, 2009.  The adoption of the revised standard did not have a material effect on the Company’s consolidated financial position or results of operations.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures, (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of ASU 2009-05 did not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU provides amendments to ASC Topic 820 to provide users of financial statements with additional information regarding fair value.  New disclosures required by the ASU include disclosures of significant transfers between Level 1 and Level 2 and the reasons for such transfers, disclosure of the reasons for transfers in or out of Level 3 and that significant transfers into Level 3 be disclosed separately from significant transfers out of Level 3, and disclosure of the valuation techniques used in connection with Level 2 and Level 3 valuations and the reason for any changes in valuation methods.  This ASU will generally be effective for interim and annual periods beginning after December 15, 2009.  However, disclosures of purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

11.	Subsequent Events

The Company has evaluated whether any subsequent events that require recognition or disclosure in the accompanying consolidated financial statements and related notes thereto have taken place through the date these consolidated financial statements were issued (February 10, 2010).  The Company has determined that there are no such subsequent events.

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

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended September 30, 2009 under “Item 1A. Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three-month period ended December 31, 2009, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.

Comparison of Financial Condition at December 31, 2009 and September 30, 2009

Cash and Cash Equivalents.  Cash and cash equivalents increased from $10.4 million at September 30, 2009 to $14.0 million at December 31, 2009.

Loans.  Net loans receivable decreased $420,000 from $353.8 million at September 30, 2009 to $353.4 million at December 31, 2009, primarily due to a decrease in consumer loans of $1.3 million, offset by an increase in multifamily mortgage loans of $1.1 million.

Securities Available for Sale.  Securities available for sale increased $6.0 million from $72.6 million at September 30, 2009 to $78.6 million at December 31, 2009 due primarily to purchases of $16.7 million, offset by sales of $191,000, maturities and calls of $8.1 million and principal repayments of $2.8 million.  The increase in securities available for sale during the three months ended December 31, 2009, primarily in U.S. government agency and municipal securities, was funded by increases in deposits and borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Securities Held to Maturity.  Investment securities held-to-maturity decreased $567,000 from $6.8 million at September 30, 2009 to $6.2 million at December 31, 2009 due primarily to principal repayments on mortgage-backed securities.

Other Assets.  Cash surrender value of life insurance increased from $3.9 million at September 30, 2009 to $5.2 million at December 31, 2009 primarily as the result of a $1.2 million investment in bank-owned life insurance during the period.  Other assets increased $1.5 million when comparing the two periods due primarily to prepaid FDIC insurance premiums of $2.1 million paid in December 2009.

Deposits.  Total deposits increased $9.2 million from $350.8 million at September 30, 2009 to $360.0 million at December 31, 2009 primarily due to increases in interest-bearing demand deposit accounts of $6.4 million and certificates of deposit of $3.7 million, offset by a decrease in noninterest-bearing demand deposits accounts of $648,000 during the period.  The increase in interest-bearing demand deposit accounts occurred primarily in public fund and business checking accounts.  The increase in certificates of deposit was primarily in products having maturities of twelve months or less, resulting from depositors’ preference for shorter-term maturities in the current low-rate environment.

Borrowings.  Borrowings from FHLB increased $3.6 million from $55.8 million at September 30, 2009 to $59.4 million at December 31, 2009, which was used primarily to fund purchases of securities available for sale.  Management determined that utilizing a certain level of FHLB advances as a funding source alternative to certificates of deposit was advantageous given the lower interest rate environment for advances.  Federal funds purchased decreased $1.2 million from September 30, 2009 due to the full repayment of these borrowings as of December 31, 2009.

Stockholders’ Equity. Stockholders’ equity decreased $241,000 from $52.9 million at September 30, 2009 to $52.6 million at December 31, 2009.  The decrease was due primarily to the open market repurchase of $1.3 million of common stock recorded as treasury stock, offset by a $202,000 increase in accumulated other comprehensive income representing the net unrealized gains on available for sale securities, $182,000 for ESOP shares released during the quarter and $700,000 of retained net earnings.  During the quarter ended December 31, 2009, the Company declared a special dividend of $0.08 per share, totaling $193,000, payable to shareholders of record as of the close of business on January 4, 2010.

Results of Operations for the Three Months Ended December 31, 2009 and 2008

Overview.  The Company reported net income of $892,000 ($0.38 per share) for the three-month period ended December 31, 2009, compared to a net loss of $640,000 ($0.29 per share) for the same period in 2008.

Net Interest Income.  Net interest income increased $3.0 million, or 158.5%, for the three months ended December 31, 2009 compared to the same period in 2008.  The increase is primarily the result of an increase in the tax-equivalent interest rate spread from 2.96% for 2008 to 4.45% for 2009, as average interest-earnings assets increased $230.0 million and average interest-bearing liabilities increased $251.9 million.  The increases in the tax-equivalent interest rate spread, average interest-earning assets and average interest-bearing liabilities are due primarily to the acquisition of Community First.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Total interest income increased $3.4 million, or 105.7%, as a result of an increase in average interest-earning assets of $230.0 million, or 108.0%, from $212.9 million for the three months ended December 31, 2008 to $442.9 million for the three months ended December 31, 2009.  The average tax equivalent yield on interest-earning assets was 6.05% for 2008 compared to 6.04% for 2009.  Average loans, investment securities and FHLB stock increased $177.2 million, $53.5 million and $2.8 million, respectively, while average interest-bearing deposits with banks decreased $3.6 million.

Total interest expense increased $378,000, or 29.1%, as a result of an increase in average interest-bearing liabilities of $251.9 million from $166.9 million for the three months ended December 31, 2008 to $418.7 million for the three months ended December 31, 2009, which more than offset a decrease in the average cost of funds from 3.09% in 2008 to 1.59% in 2009.  The average cost of interest-bearing liabilities decreased for 2009 primarily as a result of lower market interest rates as compared to 2008, the repricing of certificates of deposit at lower market interest rates as they matured and the utilization of lower-cost FHLB advances as a source of funding and the assumption of lower cost liabilities of Community First.

Provision for Loan Losses.  The provision for loan losses was $358,000 for the three months ended December 31, 2009 compared to $59,000 for the same period in 2008.  The increase in the provision for loan losses is primarily due to an increase in classified loans during the quarter ended December 31, 2009.

Gross loans receivable increased $174.6 million from $182.7 million at December 31, 2008 to $357.3 million at December 31, 2009, primarily due to the acquisition of Community First.  Residential mortgage, nonresidential mortgage, commercial business, construction, and automobile loans increased most significantly, by $71.7 million, $30.1 million, $21.3 million, $15.2 million and $15.0 million, respectively, when comparing the two periods.

Nonperforming loans increased $4.3 million from $1.8 million at December 31, 2008 to $6.1 million at December 31, 2009, of which $3.6 million were acquired in the acquisition of Community First.  The balance of nonperforming loans at December 31, 2009 includes nonaccrual loans of $5.7 million and loans totaling $350,000 that are over 90 days past due, but still accruing interest.  These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery.  The balance of nonaccrual loans at December 31, 2009 consists of commercial business loans ($1.5 million), consumer loans ($144,000), residential mortgage loans ($2.7 million), nonresidential mortgage loans ($1.0 million) and land and land development loans ($389,000).  The $2.7 million of nonaccrual residential mortgage loans consists of those secured by owner occupied, one-to-four family residences ($1.7 million), non-owner occupied, one-to-four family investment properties ($568,000) and speculative construction homes ($442,000).  The nonaccrual non-owner occupied, one-to-four family investment properties loans consist primarily of three unrelated borrowing relationships.

Net charge-offs were $119,000 for the three months ended December 31, 2009 compared to net charge-offs of $246,000 for the same period in 2008.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The allowance for loan losses was $3.9 million at December 31, 2009 compared to $3.7 million at September 30, 2009 and $1.5 million at December 31, 2008.  Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses.  The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the increase in the gross loan portfolio and nonperforming loans and the change in overall economic conditions.

Noninterest Income.  Noninterest income increased $443,000 for the three-month period ended December 31, 2009 as compared to the same period in 2008.  The increase was primarily due to increases in service charges on deposit accounts of $264,000 (primarily due to fees earned on acquired Community First accounts), commission income of $28,000 and other income of $137,000, which includes an unrealized gain of $61,000 on an interest rate cap contract acquired in the Community First acquisition.

Noninterest Expense.  Noninterest expense increased $776,000 to $4.0 million for 2009 compared to $3.2 million for the same period in 2008.  Compensation and benefits expense increased $1.1 million primarily due to additional personnel resulting from the Community First acquisition. Occupancy, data processing, FDIC insurance premiums and other operating expenses increased $318,000, $96,000, $142,000 and $227,000, respectively, when comparing the two periods, also primarily as a result of the Community First acquisition.  Charitable contributions decreased $1.2 million when comparing the two periods due to the $1.2 million one-time contribution to the First Savings Charitable Foundation during 2008.

Income Tax Expense.  The Company recognized income tax expense of $438,000 for the three months ended December 31, 2009 compared to a tax benefit of $409,000 for the three-month period ended December 31, 2008.  The tax benefit for the period ended December 31, 2008 was primarily due to increased deferred tax assets related to the temporary timing difference generated by the $1.2 million charitable contribution to the First Savings Charitable Foundation.  The effective tax rate was 32.9% for the three-month period ended December 31, 2009.

Liquidity and Capital Resources

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At December 31, 2009, the Bank had cash and cash equivalents of $14.0 million and securities available-for-sale with a fair value of $78.6 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with FHLB and additional collateral eligible for repurchase agreements.

The Bank’s primary investing activity is the origination of one-to-four family mortgage loans and, to a lesser extent, consumer, multi-family, commercial real estate, commercial business and residential construction loans.  The Bank also invests in U.S. Government and agency securities and mortgage-backed securities issued by U.S. Government agencies.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At December 31, 2009 the Company had liquid assets of $5.7 million.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Capital Management.  The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements.  As of December 31, 2009, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core and risk-based capital ratios of 7.61%, 7.61% and 12.94%, respectively.  The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.  At December 31, 2009, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company's financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit.  A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

For the three months ended December 31, 2009, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Interest Rate Risk Management” and “Net Portfolio Value Analysis” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  Management periodically reviews the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity.  Based on such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since September 30, 2009.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 4

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

During the quarter ended December 31, 2009, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs

Month #1 October 1, 2009 through October 31, 2009	—	—	—	—

Month #2 November 1, 2009 through November 30, 2009	—	—	—	—

Month #3 December 1, 2009 through December 31, 2009	127,102	$10.40	127,102	—

Total	127,102	$10.40	127,102	—

(1)  On December 2, 2009, the Company announced that its Board of Directors authorized a stock repurchase program to acquire up to 127,102 shares, or 5%, of the Company’s outstanding common stock.  Under the program, repurchases were to be conducted through open market purchases or privately negotiated transactions, and were to be made from time to time depending on market conditions and other factors.  On December 10, 2009, the Company announced completion of the program, having repurchased 127,102 shares in a block transaction at a price of $10.40 per share for a total cost of approximately $1.3 million.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART II

OTHER INFORMATION

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

FIRST SAVINGS FINANCIAL GROUP, INC. (Registrant)

Dated February 10, 2010	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated February 10, 2010	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer