Form 10-Q
period 2010-03-31
First Savings Financial Group Inc
filed 2010-05-14
CIK 1435508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2010 was 2,414,940.

FIRST SAVINGS FINANCIAL GROUP, INC.

INDEX

		Page

Part I	Financial Information

	Item 1. Financial Statements

	Consolidated Balance Sheets as of March 31, 2010 and September 30, 2009 (unaudited)	3

	Consolidated Statements of Income for the three months and six months ended March 31, 2010 and 2009 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended March 31, 2010 and 2009 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6-17

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-24

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	25-26

	Item 4. Controls and Procedures	27

Part II	Other Information

	Item 1. Legal Proceedings	28

	Item 1A. Risk Factors	28

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 3. Defaults Upon Senior Securities	28

	Item 4. Submission of Matters to a Vote of Security Holders	29

	Item 5. Other Information	30

	Item 6. Exhibits	30

Signatures		31

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
(In thousands, except share and per share data)	2010	2009

ASSETS
Cash and due from banks	$8,632	$8,359
Interest-bearing deposits with banks	4,488	2,045
Total cash and cash equivalents	13,120	10,404

Securities available for sale, at fair value	83,977	72,580
Securities held to maturity	5,545	6,782

Loans held for sale	-	317
Loans, net	354,723	353,823

Federal Home Loan Bank stock, at cost	4,170	4,170
Premises and equipment	9,701	9,916
Foreclosed real estate	881	1,589
Accrued interest receivable:
Loans	1,497	1,607
Securities	530	493
Cash surrender value of life insurance	5,241	3,931
Goodwill	5,882	5,882
Core deposit intangible	2,594	2,741
Other assets	6,372	6,576

Total Assets	$494,233	$480,811

LIABILITIES
Deposits:
Noninterest-bearing	$33,271	$25,388
Interest-bearing	328,786	325,428
Total deposits	362,057	350,816

Federal funds purchased	-	1,180
Repurchase agreements	17,030	17,239
Borrowings from Federal Home Loan Bank	58,795	55,773
Accrued interest payable	499	516
Advance payments by borrowers for taxes and insurance	201	341
Accrued expenses and other liabilities	1,584	2,069
Total Liabilities	440,166	427,934

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share
Authorized 20,000,000 shares; issued 2,542,042 shares	25	25
Additional paid-in capital	24,269	24,263
Retained earnings - substantially restricted	30,852	29,453
Accumulated other comprehensive income	1,823	932
Unearned ESOP shares	(1,573)	(1,796)
Less treasury stock, at cost - 127,102 shares	(1,329)	-
Total Stockholders' Equity	54,067	52,877

Total Liabilities and Stockholders' Equity	$494,233	$480,811

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except share and per share data)	2010	2009	2010	2009

INTEREST INCOME
Loans, including fees	$5,540	$2,748	$11,207	$5,619
Securities:
Taxable	875	306	1,642	590
Tax-exempt	93	32	231	51
Dividend income	15	11	32	29
Interest-bearing deposits with banks	3	1	9	15
Total interest income	6,526	3,098	13,121	6,304

INTEREST EXPENSE
Deposits	1,203	1,000	2,549	2,215
Repurchase agreements	81	-	172	-
Borrowings from Federal Home Loan Bank	227	76	457	150
Total interest expense	1,511	1,076	3,178	2,365

Net interest income	5,015	2,022	9,943	3,939
Provision for loan losses	588	69	946	128

Net interest income after provision for loan losses	4,427	1,953	8,997	3,811

NONINTEREST INCOME
Service charges on deposit accounts	368	130	779	277
Net gain on sales of mortgage loans	34	9	43	12
Increase in cash surrender value of life insurance	53	44	110	93
Commission income	42	-	70	-
Other income	40	70	260	153
Total noninterest income	537	253	1,262	535

NONINTEREST EXPENSE
Compensation and benefits	1,894	885	4,016	1,864
Occupancy and equipment	552	249	1,084	463
Data processing	497	167	733	307
Advertising	68	44	161	98
Professional fees	210	90	324	186
FDIC insurance premiums	132	8	282	16
Charitable contributions	5	2	8	1,206
Net (gain) loss on foreclosed real estate	(5)	8	17	36
Other operating expenses	690	409	1,383	875
Total noninterest expense	4,043	1,862	8,008	5,051
Income (loss) before income taxes	921	344	2,251	(705)
Income tax expense (benefit)	221	69	659	(340)
Net Income (Loss)	$700	$275	$1,592	$(365)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	689	(33)	891	156
Less: reclassification adjustment	-	-	-	-
Other comprehensive income (loss)	689	(33)	891	156
Comprehensive Income (Loss)	$1,389	$242	$2,483	$(209)
Net Income (Loss) per common share, basic	$0.31	$0.12	$0.69	$(0.16)
Net Income (Loss) per common share, diluted	$0.31	$0.12	$0.69	$(0.16)
Dividends per common share	$-	$-	$0.08	$-

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,592	$(365)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	946	128
Depreciation and amortization	581	165
Amortization of premiums and accretion of discounts
on securities, net	(6)	69
Mortgage loans originated for sale	(2,783)	(1,097)
Proceeds on sale of mortgage loans	3,138	1,109
Gain on sale of mortgage loans	(43)	(12)
Net realized and unrealized gain on foreclosed real estate	(101)	-
Increase in cash value of life insurance	(110)	(93)
Deferred income taxes	(2,136)	(273)
ESOP compensation expense	233	158
Contribution of common stock to charitable foundation	-	1,100
(Increase) decrease in accrued interest receivable	73	(120)
Decrease in accrued interest payable	(17)	(11)
Change in other assets and liabilities, net	1,377	893
Net Cash Provided By Operating Activities	2,744	1,651

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(33,508)	(30,471)
Proceeds from sales of securities available for sale	3,666	4,515
Proceeds from maturities of securities available for sale	14,573	6,200
Principal collected on mortgage-backed securities	6,543	1,493
Net increase in loans	(1,831)	(5,551)
Investment in cash surrender value of life insurance	(1,200)	-
Proceeds from sale of foreclosed real estate	736	-
Purchase of premises and equipment	(219)	(76)
Net Cash Used In Investing Activities	(11,240)	(23,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	11,241	(20,147)
Net decrease in federal funds purchased	(1,180)	-
Net decrease in repurchase agreements	(209)	-
Increase in Federal Home Loan Bank line of credit	227	-
Proceeds from Federal Home Loan Bank advances	54,439	15,550
Repayment of Federal Home Loan Bank advances	(51,644)	(9,050)
Net decrease in advance payments by
borrowers for taxes and insurance	(140)	(201)
Purchase of treasury stock	(1,329)	-
Dividends paid	(193)	-
Proceeds from issuance of common stock	-	21,160
Net Cash Provided By Financing Activities	11,212	7,312

Net Increase (Decrease) in Cash and Cash Equivalents	2,716	(14,927)

Cash and cash equivalents at beginning of period	10,404	21,379

Cash and Cash Equivalents at End of Period	$13,120	$6,452

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

The Bank has three-wholly owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio, Southern Indiana Financial Corporation, which sells non-deposit investment products, and FFCC, Inc., which is currently inactive.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2010, and the results of operations and the cash flows for the three- and six-month periods ended March 31, 2010 and 2009.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q.  Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2009 included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

2.	Acquisition of Community First Bank

On September 30, 2009, the Company acquired 100 percent of the outstanding common shares of Community First Bank (“Community First”), a full service community bank located in Corydon, Indiana, pursuant to an Agreement and Plan of Reorganization dated April 28, 2009.  The acquisition was recorded using the purchase method of accounting and was effective at the close of business on September 30, 2009.  Accordingly, the results of operations of Community First have been included in the Company’s results of operations since the date of acquisition.  The acquisition expanded the Company’s presence into Harrison, Crawford and Washington Counties, Indiana.  The Company expects to benefit from growth in this market area as well as from expansion of the banking services provided to the existing customers of Community First.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The Company had no dilutive potential common shares outstanding during the three- and six-month periods ended March 31, 2010 and 2009.

	Three Month Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)

Earnings:
Net income (loss)	$700	$275	$1,592	$(365)

Shares:
Weighted average common shares outstanding	2,255,803	2,352,247	2,302,606	2,268,387

Net income (loss) per common share, basic and diluted	$0.31	$0.12	$0.69	$(0.16)

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale.  The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three- and six-month periods ended March 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,141	$(54)	$1,475	$258
Income tax (expense) benefit	(452)	21	(584)	(102)
Net of tax amount	689	(33)	891	156
Less: reclassification adjustment for realized gains or losses included in net income	-	-	-	-
Income tax benefit	-	-	-	-
Net of tax amount	-	-	-	-
Other comprehensive income (loss), net of tax	$689	$(33)	$891	$156

5.           Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash payments for:
Interest	$4,333	$2,376
Taxes	270	80

Transfers from loans to foreclosed real estate	329	366

Proceeds from sales of foreclosed real estate financed through loans	403	-

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2010.  The Company had no liabilities measured at fair value as of March 31, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Measured - Recurring Basis
Securities available for sale	$86	$83,891	$-	$83,977
Interest rate cap contract	-	129	-	129

Assets Measured - Nonrecurring Basis
Impaired loans	-	6,013	-	6,013
Foreclosed real estate	-	881	-	881

Fair value is based upon quoted market prices where available.  If quoted market prices are not available, fair value is based on internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters or a matrix pricing model that employs the Bond Market Association’s standard calculations for cash flow and price/yield analysis and observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of cost or fair value.  These adjustments may include unobservable parameters.  Any such valuation adjustments have been applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

There were no transfers into or out of the Company's Level 3 financial assets for the six-month period ended March 31, 2010.  In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six-month period ended March 31, 2010.

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

	March 31, 2010		September 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and due from banks	$8,632	$8,632	$8,359	$8,359
Interest-bearing deposits in banks	4,488	4,488	2,045	2,045
Securities available for sale	83,977	83,977	72,580	72,580
Securities held to maturity	5,545	5,789	6,782	7,054

Loans, net	354,723	364,819	353,823	360,157

Mortgage loans held for sale	-	-	317	317
Federal Home Loan Bank stock	4,170	4,170	4,170	4,170
Accrued interest receivable	2,027	2,027	2,100	2,100

Financial liabilities:
Deposits	362,057	367,030	350,816	354,194
Federal funds purchased	-	-	1,180	1,180
Short-term repurchase agreements	1,308	1,308	1,304	1,304
Long-term repurchase agreements	15,722	15,728	15,935	15,935
Borrowings from Federal Home Loan Bank	58,795	58,955	55,773	56,184
Accrued interest payable	499	499	516	516
Advance payments by borrowers for taxes and insurance	201	202	341	348

Derivative financial instruments included in other assets:
Interest rate cap	129	129	202	202

Off-balance-sheet financial instruments:
Asset (liability) related to commitments to extend credit	-	118	-	39

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

	Six Months Ended
	March 31,
	2010	2009
	(In thousands)

Net periodic benefit expense:
Service cost	$-	$-
Interest cost on projected benefit obligation	149	188
Expected return on plan assets	(72)	(188)
Amortization of transition asset	-	-
Amortization of prior service cost	-	-
Amortization of unrecognized gain	(2)	-
Net periodic benefit expense	$75	$-

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of transition asset	-	-
Amortization of prior service cost	-	-
Total recognized in other comprehensive income	-	-

Total recognized in net periodic pension benefit expense and other comprehensive income	$75	$-

The Bank made no contributions to the Plan for the six-month period ended March 31, 2010 and 2009.  Effective June 30, 2008, the Bank curtailed the accrual of benefits for active participants in the Plan.    As a result of the curtailment, each active participant’s pension benefit was determined based on the participant’s compensation and duration of employment as of June 30, 2008, and compensation and employment after that date was not taken into account in determining pension benefits under the Plan.  In April 2010, the Bank received approval from the Internal Revenue Service to terminate the Plan.  The termination of the Plan and the settlement of all Plan obligations resulted in the allocation of excess Plan assets to the active Plan participants.  As a result of the Plan termination and settlement, the Company will recognize a one-time charge to expense of approximately $433,000, net of income tax effect, for the quarter ending June 30, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees.  The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company.  The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions.  Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts.  Dividends payable on unallocated shares are not considered dividends for financial reporting purposes.  Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year’s and future year’s principal and interest to be paid on the employer loan.  Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity.  Compensation expense recognized for the three- and six-month periods ended March 31, 2010 amounted to $44,000 and $233,000, respectively.  Compensation expense recognized for the three- and six-month periods ended March 31, 2009 amounted to $32,000 and $158,000, respectively.  Company common stock held by the ESOP trust at March 31, 2010 was as follows:

Allocated shares	46,019
Unearned shares	157,344
Total ESOP shares	203,363

Fair value of unearned shares	$1,965,227

9.	Equity Incentive Plan

In December 2009, the Company adopted the 2010 Equity Incentive Plan (“Plan”).  The Company’s shareholders approved the Plan in February 2010.  The Plan provides for the award of stock options, restricted shares and performance shares.  The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 355,885 shares.  The Company may grant both non-statutory and statutory stock options that may not have a term exceeding ten years.  An award of a performance share is a grant of a right to receive shares of the Company’s common stock contingent upon the achievement of specific performance criteria or other objectives set at the grant date.  Awards granted under the Plan may be granted either alone, in addition to, or in tandem with any other award granted under the Plan.  As of March 31, 2010, no awards had been granted under the Plan.  In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million.  It is the intention of the Company to issue these shares as restricted stock under the Plan during the quarter ending June 30, 2010.  Compensation expense will be recognized ratably over the vesting period for grants made under the Plan.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two standards which change the way entities account for securitizations and special-purpose entities:  SFAS No. 166, Accounting for Transfers of Financial Assets, (ASC Topic 860) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (ASC Topic 810).  SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This statement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  These new standards require a number of new disclosures.  SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  These statements will be effective at the beginning of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of these statements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This Accounting Standards Update (“ASU”) provides amendments to ASC Topic 820 to provide users of financial statements with additional information regarding fair value.  New disclosures required by the ASU include disclosures of significant transfers between Level 1 and Level 2 and the reasons for such transfers, disclosure of the reasons for transfers in or out of Level 3 and that significant transfers into Level 3 be disclosed separately from significant transfers out of Level 3, and disclosure of the valuation techniques used in connection with Level 2 and Level 3 valuations and the reason for any changes in valuation methods.  This ASU will generally be effective for interim and annual periods beginning after December 15, 2009.  However, disclosures of purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.  The amendments in the ASU remove the requirement for companies that are subject to the periodic reporting requirements of the Exchange Act to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP.  The FASB believes these amendments alleviate potential conflicts with the SEC’s requirements.  All of the amendments in the ASU were effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010.  The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; the ability to successfully integrate the operations of Community First; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended September 30, 2009 under “Item 1A. Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the six-month period ended March 31, 2010, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.

Comparison of Financial Condition at March 31, 2010 and September 30, 2009

Cash and Cash Equivalents.  Cash and cash equivalents increased from $10.4 million at September 30, 2009 to $13.1 million at March 31, 2010, primarily due to an increase of $2.4 million in interest-bearing deposits with banks.

Loans.  Net loans receivable increased $900,000 from $353.8 million at September 30, 2009 to $354.7 million at March 31, 2010, primarily due to increases in nonresidential permanent and construction mortgage loans of $2.0 million, multi-family residential mortgage loans of $2.7 million and commercial business loans of $2.9 million, partially offset by decreases in consumer loans of $3.5 million and residential permanent and construction loans of $3.5 million.  Management has continued to emphasize the origination of commercial loans in 2010, given the increase in commercial lending personnel as a result of the Community First acquisition.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Securities Available for Sale.  Securities available for sale increased $11.4 million from $72.6 million at September 30, 2009 to $84.0 million at March 31, 2010 due primarily to purchases of $33.5 million, partially offset by sales of $3.7 million, maturities and calls of $14.6 million and principal repayments of $5.3 million.  The increase in securities available for sale, primarily in U.S. government agency and municipal securities, was funded by increases in deposits and borrowings.

Securities Held to Maturity.  Investment securities held-to-maturity decreased $1.3 million from $6.8 million at September 30, 2009 to $5.5 million at March 31, 2010 due primarily to principal repayments on mortgage-backed securities.

Other Assets.  Cash surrender value of life insurance increased from $3.9 million at September 30, 2009 to $5.2 million at March 31, 2010 primarily as the result of a $1.2 million investment in bank-owned life insurance during October 2009.

Deposits.  Total deposits increased $11.3 million from $350.8 million at September 30, 2009 to $362.1 million at March 31, 2010 primarily due to increases in noninterest-bearing demand deposit accounts of $7.9 million, interest-bearing demand deposit accounts of $6.7 million, savings deposit accounts of $1.7 million and money market deposit accounts of $461,000, partially offset by a decrease in certificates of deposit of $5.6 million during the period.  The increase in noninterest-bearing demand deposit accounts and corresponding decrease in certificates of deposit is due primarily to certificates of deposit held by the defined benefit plan totaling $6.4 million that were closed and the funds transferred to a noninterest-bearing demand deposit account on March 31, 2010 in anticipation of the termination of the plan in April 2010 (see Note 7 to the consolidated financial statements).  The increase in interest-bearing demand deposit accounts occurred primarily in public fund and business checking accounts.

Borrowings.  Borrowings from FHLB increased $3.0 million from $55.8 million at September 30, 2009 to $58.8 million at March 31, 2010, which was used primarily to fund purchases of securities available for sale.  Management determined that utilizing a certain level of FHLB advances as a funding source alternative to certificates of deposit was advantageous given the lower interest rate environment for advances.  Federal funds purchased decreased $1.2 million from September 30, 2009 due to the full repayment of these borrowings as of March 31, 2010.

Stockholders’ Equity. Stockholders’ equity increased $1.2 million from $52.9 million at September 30, 2009 to $54.1 million at March 31, 2010.  The increase was due primarily to $1.4 million of retained net earnings, an $891,000 increase in accumulated other comprehensive income representing the net unrealized gains on available for sale securities and $223,000 for ESOP shares released during the six-month period, partially offset by the open market repurchase of $1.3 million of common stock recorded as treasury stock.  During the quarter ended December 31, 2009, the Company declared a special dividend of $0.08 per share, totaling $193,000, which was paid to shareholders of record as of the close of business on January 4, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Overview.  The Company reported net income of $700,000 ($0.31 per share) for the three-month period ended March 31, 2010, compared to net income of $275,000 ($0.12 per share) for the same period in 2009.  The Company recognized one-time pretax charges of approximately $284,000 in connection with the early termination of a Community First core processing contract and professional fees of $48,000 in connection with the conversion of the Bank’s core operating system during the quarter ended March 31, 2010. Had these nonrecurring expenses not occurred, the Company would have recognized net income of $904,000, or $0.40 per diluted share, for the quarter ended March 31, 2010.

Net Interest Income.  Net interest income increased $3.0 million, or 149.7%, for the three months ended March 31, 2010 compared to the same period in 2009.  The increase is primarily due to an increase in the tax-equivalent interest rate spread from 3.30% for 2009 to 4.41% for 2010, as average interest-earnings assets increased $233.8 million and average interest-bearing liabilities increased $241.0 million.  The increases in the tax-equivalent interest rate spread, average interest-earning assets and average interest-bearing liabilities are due primarily to the acquisition of Community First.

Total interest income increased $3.4 million, or 110.7%, as a result of an increase in average interest-earning assets of $233.8 million, or 108.7%, from $215.0 million for the three months ended March 31, 2009 to $448.8 million for the three months ended March 31, 2010.  The average tax equivalent yield on interest-earning assets was 5.82% for 2009 compared to 5.88% for 2010.  Average loans, investment securities, FHLB stock and interest-bearing deposits with banks increased $174.6 million, $56.1 million, $2.8 million and $257,000, respectively.

Total interest expense increased $435,000, or 39.5%, as a result of an increase in average interest-bearing liabilities of $241.0 million from $170.7 million for the three months ended March 31, 2009 to $411.7 million for the three months ended March 31, 2010, which more than offset a decrease in the average cost of funds from 2.52% in 2009 to 1.47% in 2010.  The average cost of interest-bearing liabilities decreased for 2010 primarily as a result of lower market interest rates as compared to 2009, the repricing of certificates of deposit at lower market interest rates as they matured, the utilization of lower-cost FHLB advances as a source of funding and the assumption of lower cost liabilities of Community First.

Provision for Loan Losses.  The provision for loan losses was $588,000 for the three months ended March 31, 2010 compared to $69,000 for the same period in 2009.  The increase in the provision for loan losses is primarily due to an increase in nonperforming loans during the quarter ended March 31, 2010.

Gross loans receivable increased $177.5 million from $181.5 million at March 31, 2009 to $359.0 million at March 31, 2010, primarily due to the acquisition of Community First.  Residential mortgage, nonresidential mortgage, commercial business, construction, and automobile loans increased most significantly, by $72.9 million, $29.9 million, $22.3 million, $17.1 million and $13.4 million, respectively, when comparing the two periods.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Nonperforming loans increased $4.7 million from $2.6 million at March 31, 2009 to $7.3 million at March 31, 2010, of which $2.9 million were acquired in the acquisition of Community First, including two relationships totaling $1.2 million that are secured by commercial real estate and one relationship of $280,000 that is secured by stock of a closely held business.  In addition to the Community First loans, the increase in nonperforming loans for the quarter ended March 31, 2010 was due primarily to one relationship totaling $1.1 million that is secured by a principal residence, two fully-completed single-family speculative construction properties and a commercial building.

The balance of nonperforming loans at March 31, 2010 includes nonaccrual loans of $7.0 million and loans totaling $226,000 that are over 90 days past due, but still accruing interest.  These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery.  The balance of nonaccrual loans at March 31, 2010 consists of commercial business loans ($820,000), consumer loans ($193,000), residential mortgage loans ($3.8 million), nonresidential mortgage loans ($1.9 million), and land and land development loans ($360,000).  Nonaccrual residential mortgage loans totaling $3.8 million include loans secured by owner occupied, one-to-four family residences ($2.1 million), non-owner occupied, one-to-four family investment properties ($648,000) and speculative construction homes ($1.0 million).  The nonaccrual non-owner occupied, residential mortgage loans are spread across four unrelated borrowing relationships.

Net charge-offs were $234,000 for the three months ended March 31, 2010 compared to net recoveries of $23,000 for the same period in 2009.

The allowance for loan losses was $4.3 million at March 31, 2010 compared to $3.7 million at September 30, 2009 and $1.6 million at March 31, 2009.  Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses.  The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the increase in the gross loan portfolio and nonperforming loans and the change in overall economic conditions.

Noninterest Income.  Noninterest income increased $284,000 for the three-month period ended March 31, 2010 as compared to the same period in 2009.  The increase was primarily due to increases in service charges on deposit accounts of $238,000 (primarily due to fees earned on acquired Community First accounts) and commission income on non-deposit products of $42,000.

Noninterest Expense.  Noninterest expense increased $2.2 million to $4.0 million for 2010 compared to $1.8 million for the same period in 2009.  Compensation and benefits expense increased $1.0 million primarily due to additional personnel resulting from the Community First acquisition. Occupancy and equipment expense and FDIC insurance premiums increased $303,000 and $124,000, respectively, when comparing the two periods, primarily as a result of the Community First acquisition and an industry-wide increase in FDIC insurance premiums.  Data processing expenses increased $330,000, also primarily as a result of the Community First acquisition, including the one-time charge of approximately $284,000 in connection with the early termination of a Community First core processing contract. Professional fees increased $120,000 primarily as the result of professional fees in connection with the conversion of the Bank’s core operating system. Other operating expense increased $281,000 when comparing the two periods, also primarily as a result of the Community First acquisition, including amortization of the acquired core deposit intangible of $73,000.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense.  The Company recognized income tax expense of $221,000 for the three months ended March 31, 2010 for an effective tax rate of 24.0%, compared to $69,000 for the three months ended March 31, 2009 for an effective tax rate of 20.1%.

Results of Operations for the Six Months Ended March 31, 2010 and 2009

Overview.  The Company reported net income of $1.6 million ($0.69 per share) for the six-month period ended March 31, 2010, compared to a net loss of $365,000 ($0.16 per share) for the same period in 2009.  Had the nonrecurring expenses for the quarter ended March 31, 2010 previously discussed not occurred, the Company would have recognized net income of $1.8 million or $0.78 per diluted share, for the six months ended March 31, 2010.  The primary factor for the net loss in 2009 was the $1.2 million ($731,000, net of tax) one-time contribution to First Savings Charitable Foundation in October 2008.

Net Interest Income.  Net interest income increased $6.0 million, or 153.9%, for the six months ended March 31, 2010 compared to the same period in 2009.  The increase is primarily due to an increase in the tax-equivalent interest rate spread from 3.15% for 2009 to 4.40% for 2010, as average interest-earnings assets increased $232.0 million and average interest-bearing liabilities increased $237.0 million.  The increases in the tax-equivalent interest rate spread, average interest-earning assets and average interest-bearing liabilities are due primarily to the acquisition of Community First.

Total interest income increased $6.8 million, or 108.1%, as a result of an increase in average interest-earning assets of $232.0 million, or 108.5%, from $213.8 million for the six months ended March 31, 2009 to $445.8 million for the six months ended March 31, 2010.  The average tax equivalent yield on interest-earning assets was 5.94% for 2009 compared to 5.96% for 2010.  Average loans, investment securities, FHLB stock and interest-bearing deposits with banks increased $175.9 million, $54.9 million, and $2.8 million, respectively, while average interest-bearing deposits with banks decreased $1.7 million.

Total interest expense increased $813,000, or 33.9%, as a result of an increase in average interest-bearing liabilities of $237.0 million from $169.5 million for the six months ended March 31, 2009 to $406.5 million for the six months ended March 31, 2010, which more than offset a decrease in the average cost of funds from 2.79% in 2009 to 1.56% in 2010.  The average cost of interest-bearing liabilities decreased for 2010 primarily as a result of lower market interest rates as compared to 2009, the repricing of certificates of deposit at lower market interest rates as they matured, the utilization of lower-cost FHLB advances as a source of funding and the assumption of lower cost liabilities of Community First.

Provision for Loan Losses.  The provision for loan losses was $946,000 for the six months ended March 31, 2010 compared to $128,000 for the same period in 2009.  As discussed above, the primary factor for the increased provision for loan losses for 2010 was an increase in nonperforming loans during the period ended March 31, 2010.  Net charge-offs were $353,000 for the six months ended March 31, 2010 compared to $222,000 for the same period in 2009.

Noninterest Income.  Noninterest income increased $727,000 for the six-month period ended March 31, 2010 as compared to the same period in 2009.  The increase was primarily due to increases in service charges on deposit accounts of $502,000, commission income on non-deposit products of $70,000 and other income of $107,000 primarily as a result of the Community First acquisition.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Noninterest Expense.  Noninterest expense increased $3.0 million to $8.0 million for 2010 compared to $5.0 million for the same period in 2009.  Compensation and benefits expense increased $2.2 million primarily due to additional personnel resulting from the Community First acquisition. Occupancy and equipment expense and FDIC insurance premiums increased $621,000 and $266,000, respectively, when comparing the two periods, primarily as a result of the Community First acquisition and an industry-wide increase in FDIC insurance premiums. Data processing expenses increased $426,000, also primarily as a result of the Community First acquisition, including the one-time charge of approximately $284,000 in connection with the early termination of a Community First core processing contract. Professional fees increased $138,000 primarily as the result of professional fees in connection with the conversion of the Bank’s core operating system. Other operating expense increased $508,000, when comparing the two periods, also primarily as a result of the Community First acquisition, including amortization of the acquired core deposit intangible of $147,000. Charitable contributions decreased $1.2 million when comparing the two periods due to the $1.2 million one-time contribution to the First Savings Charitable Foundation during October 2008.

Income Tax Expense.  The Company recognized income tax expense of $659,000 for the three months ended March 31, 2010 compared to an income tax benefit of $340,000 for the six months ended March 31, 2009. The tax benefit for the period ended March 31, 2009 was primarily due to increased deferred tax assets related to the temporary timing difference generated by the $1.2 million charitable contribution to the First Savings Charitable Foundation.  The effective tax rate was 29.3% for the six-month period ended March 31, 2010.

Liquidity and Capital Resources

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At March 31, 2010, the Bank had cash and cash equivalents of $13.1 million and securities available-for-sale with a fair value of $84.0 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and additional collateral eligible for repurchase agreements.

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

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At March 31, 2010, the Company had liquid assets of $5.4 million.

Capital Management.  The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements.  As of March 31, 2010, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with tangible, core and risk-based capital ratios of 7.76%, 7.76% and 11.74%, respectively.  The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.  At March 31, 2010, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six months ended March 31, 2010, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The following table is provided by the OTS and sets forth the change in the Bank’s NPV at December 31, 2009, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Given the timing of the release of this information by the OTS, information as of March 31, 2010 is unavailable for inclusion in this report.

	At December 31, 2009
	Net Portfolio Value			Net Portfolio Value as a
	Dollar	Dollar	Percent	Percent of Present Value of Assets
Change in Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$55,165	$(7,755)	(12)%	11.13%	(111	)bp
200bp	59,228	(3,692)	(6)	11.77	(47	)bp
100bp	61,986	(934)	(1)	12.17	(7	)bp
Static	62,920	-	-	12.24	-	bp
(100)bp	62,585	(335)	(1)	12.10	(14	)bp

The preceding table indicates that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates or a sudden and sustained decrease of 100 basis points in rates.  The expected decrease in the Bank’s NPV given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At March 31, 2010, approximately 67.2% of the loan portfolio consisted of fixed-rate loans.

Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding tables. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

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

During the quarter ended March 31, 2010, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART II

OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on February 24, 2010.  There were 2,414,940 shares entitled to vote as of the December 31, 2009 record date.  Holders of 2,209,230 shares were represented at the meeting.  The results of the vote on the matters presented at the meeting were as follows:

1.	The following individuals were elected as directors, each for a three-year term ending in 2013:

	Vote	Vote
Name	For	Withheld

Cecile A. Blau	1,455,747	275,438
Douglas A. York	1,455,052	276,133
John P. Lawson, Jr.	1,423,284	307,901
Frank N. Czeschin	1,433,589	297,596

Directors Robert E. Libs, Michael F. Ludden, Larry W. Myers and Vaughn K.Timberlake have terms ending in 2011, and directors Charles E. Becht, Jr., GeraldWayne Clapp, Jr., and Samuel E. Eckart have terms ending in 2012.

2.	The approval of the First Savings Financial Group, Inc. 2010 Equity Incentive Plan

For: 1,111,866;   Against: 582,879;   Abstain: 36,940

There were 558,595 broker non-votes.

3.	The ratification of the appointment of Monroe Shine & Co., Inc. as the independent registered public accounting firm for the Company for the fiscal year ending September 30, 2010:

For: 2,074,407;   Against: 107,470;   Abstain: 27,353

There were no broker non-votes.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART II

OTHER INFORMATION

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

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated May 14, 2010	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated May 14, 2010	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer