Form 10-Q
period 2010-06-30
First Savings Financial Group Inc
filed 2010-08-13
CIK 1435508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2010 was 2,414,940.

FIRST SAVINGS FINANCIAL GROUP, INC.

	June 30,	September 30,
(In thousands, except share and per share data)	2010	2009

ASSETS
Cash and due from banks	$7,112	$8,359
Interest-bearing deposits with banks	3,380	2,045
Total cash and cash equivalents	10,492	10,404
Securities available for sale, at fair value	103,969	72,580
Securities held to maturity	4,294	6,782
Loans held for sale	470	317
Loans, net	343,811	353,823
Federal Home Loan Bank stock, at cost	4,170	4,170
Premises and equipment	9,524	9,916
Foreclosed real estate	1,198	1,589
Accrued interest receivable:
Loans	1,713	1,607
Securities	767	493
Cash surrender value of life insurance	8,306	3,931
Goodwill	5,940	5,882
Core deposit intangible	2,521	2,741
Other assets	4,315	6,576
Total Assets	$501,490	$480,811
LIABILITIES
Deposits:
Noninterest-bearing	$26,587	$25,388
Interest-bearing	338,011	325,428
Total deposits	364,598	350,816
Federal funds purchased	-	1,180
Repurchase agreements	16,925	17,239
Borrowings from Federal Home Loan Bank	64,050	55,773
Accrued interest payable	461	516
Advance payments by borrowers for taxes and insurance	168	341
Accrued expenses and other liabilities	1,727	2,069
Total Liabilities	447,929	427,934
STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares	25	25
Additional paid-in capital	24,259	24,263
Retained earnings - substantially restricted	31,352	29,453
Accumulated other comprehensive income	2,105	932
Unearned ESOP shares	(1,537)	(1,796)
Unearned stock compensation	(1,314)	-
Less treasury stock, at cost - 127,102 shares	(1,329)	-
Total Stockholders' Equity	53,561	52,877
Total Liabilities and Stockholders' Equity	$501,490	$480,811

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
(In thousands, except share and per share data)	2010	2009	2010	2009

INTEREST INCOME
Loans, including fees	$5,575	$2,835	$16,782	$8,454
Securities:
Taxable	742	379	2,384	969
Tax-exempt	193	45	424	96
Dividend income	27	1	59	30
Interest-bearing deposits with banks	4	12	13	27
Total interest income	6,541	3,272	19,662	9,576
INTEREST EXPENSE
Deposits	1,125	981	3,674	3,196
Repurchase agreements	83	-	255	-
Borrowings from Federal Home Loan Bank	267	79	724	229
Total interest expense	1,475	1,060	4,653	3,425
Net interest income	5,066	2,212	15,009	6,151
Provision for loan losses	300	272	1,246	400
Net interest income after provision for loan losses	4,766	1,940	13,763	5,751
NONINTEREST INCOME
Service charges on deposit accounts	405	150	1,184	427
Net gain on sales of securities available for sale	34	-	34	-
Net gain on sales of mortgage loans	29	12	72	24
Increase in cash surrender value of life insurance	64	46	174	139
Commission income	55	-	125	-
Other income	152	83	412	236
Total noninterest income	739	291	2,001	826
NONINTEREST EXPENSE
Compensation and benefits	2,638	915	6,654	2,779
Occupancy and equipment	554	206	1,638	669
Data processing	530	170	1,263	477
Advertising	81	30	242	128
Professional fees	216	144	540	330
FDIC insurance premiums	177	204	459	220
Charitable contributions	6	4	14	1,210
Net loss on foreclosed real estate	8	28	25	64
Other operating expenses	712	379	2,095	1,254
Total noninterest expense	4,922	2,080	12,930	7,131
Income (loss) before income taxes	583	151	2,834	(554)
Income tax expense (benefit)	83	(2)	742	(342)
Net Income (Loss)	$500	$153	$2,092	$(212)
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gain on securities:
Unrealized holding gains arising during the period	731	43	1,622	199
Less: reclassification adjustment	(21)	-	(21)	-
Unrealized gain on securities	710	43	1,601	199
Reclassification adjustment - net realized loss
on settlement of pension plan	(428)	-	(428)	-
Other comprehensive income	282	43	1,173	199
Comprehensive Income (Loss)	$782	$196	$3,265	$(13)
Net Income (Loss) per common share, basic	$0.23	$0.06	$0.92	$(0.09)
Net Income (Loss) per common share, diluted	$0.23	$0.06	$0.92	$(0.09)
Dividends per common share	$-	$-	$0.08	$-

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,092	$(212)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,246	400
Depreciation and amortization	870	232
Amortization of premiums and accretion of discounts
on securities, net	77	155
Mortgage loans originated for sale	(7,439)	(2,181)
Proceeds on sale of mortgage loans	7,353	2,054
Gain on sale of mortgage loans	(72)	(24)
Net realized and unrealized (gain) loss on foreclosed real estate	(113)	2
Net gain on sales of securities available for sale	(34)	-
Increase in cash value of life insurance	(174)	(139)
Deferred income taxes	96	(503)
ESOP compensation expense	280	192
Stock compensation expense	53	-
Contribution of common stock to charitable foundation	-	1,100
Increase in accrued interest receivable	(380)	(126)
Decrease in accrued interest payable	(55)	(14)
Change in other assets and liabilities, net	378	1,407
Net Cash Provided By Operating Activities	4,178	2,343
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(71,170)	(45,942)
Proceeds from sales of securities available for sale	13,640	4,515
Proceeds from maturities of securities available for sale	18,582	11,200
Principal collected on mortgage-backed securities	12,611	3,063
Net (increase) decrease in loans	8,435	(4,295)
Purchase of Federal Home Loan Bank Stock	-	(34)
Investment in cash surrender value of life insurance	(4,200)	-
Proceeds from sale of foreclosed real estate	788	41
Purchase of premises and equipment	(258)	(131)
Net Cash Used In Investing Activities	(21,572)	(31,583)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	13,782	(16,299)
Net decrease in federal funds purchased	(1,180)	-
Net decrease in repurchase agreements	(314)	-
Increase in Federal Home Loan Bank line of credit	1,596	-
Proceeds from Federal Home Loan Bank advances	92,439	19,758
Repayment of Federal Home Loan Bank advances	(85,758)	(9,050)
Net decrease in advance payments by
borrowers for taxes and insurance	(173)	(133)
Purchase of treasury stock	(1,329)	-
Purchase of common shares for restricted stock grants	(1,388)	-
Dividends paid	(193)	-
Proceeds from issuance of common stock	-	21,160
Net Cash Provided By Financing Activities	17,482	15,436
Net Increase (Decrease) in Cash and Cash Equivalents	88	(13,804)
Cash and cash equivalents at beginning of period	10,404	21,379
Cash and Cash Equivalents at End of Period	$10,492	$7,575

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2010, and the results of operations and the cash flows for the three- and nine-month periods ended June 30, 2010 and 2009.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The Company had no dilutive potential common shares outstanding during the three- and nine-month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Earnings:
Net income (loss)	$500	$153	$2,092	$(212)
Shares:
Weighted average common shares outstanding	2,211,353	2,357,331	2,272,182	2,300,848
Net income (loss) per common share, basic and diluted	$0.23	$0.06	$0.92	$(0.09)

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale and the Bank’s defined benefit pension plan (see Note 7).  The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three- and nine-month periods ended June 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Unrealized gain on securities:
Unrealized holding gainsarising during the period	$1,210	$70	$2,685	$329
Income tax expense	(479)	(27)	(1,063)	(130)
Net of tax amount	731	43	1,622	199
Less: reclassification adjustment for realized gains included in net income	(34)	-	(34)	-
Income tax expense	13	-	13	-
Net of tax amount	(21)	-	(21)	-
	710	43	1,601	199
Defined benefit pension plan:
Reclassification adjustment – realized loss on settlement of pension plan	(708)	-	(708)	-
Income tax benefit	280	-	280	-
	(428)	-	(428)	-
Other comprehensive income, net of tax	$282	$43	$1,173	$199

5.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended June 30,
	2010	2009
	(In thousands)
Cash payments for:
Interest	$6,313	$3,439
Taxes	521	177
Transfers from loans to foreclosed real estate	685	963
Proceeds from sales of foreclosed real estate financed through loans	403	89

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2010.  The Company had no liabilities measured at fair value as of June 30, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Measured - Recurring Basis
Securities available for sale	$75	$103,894	$-	$103,969
Interest rate cap contract	-	114	-	114
Assets Measured - Nonrecurring Basis
Impaired loans	-	3,617	-	3,617
Loans held for sale	-	470	-	470
Foreclosed real estate	-	1,198	-	1,198

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

Derivative Financial Instruments.  Derivative financial instruments consist of an interest rate cap contract.  As such, significant fair value inputs can generally be verified by counterparties and do not involve significant management judgments (Level 2 inputs).

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

There were no transfers into or out of the Company's Level 3 financial assets for the nine-month period ended June 30, 2010.  In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine-month period ended June 30, 2010.

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

	June 30, 2010		September 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and due from banks	$7,112	$7,112	$8,359	$8,359
Interest-bearing deposits in banks	3,380	3,380	2,045	2,045
Securities available for sale	103,969	103,969	72,580	72,580
Securities held to maturity	4,294	4,542	6,782	7,054
Loans, net	343,811	355,023	353,823	360,157
Mortgage loans held for sale	470	470	317	317
Federal Home Loan Bank stock	4,170	4,170	4,170	4,170
Accrued interest receivable	2,480	2,480	2,100	2,100
Financial liabilities:
Deposits	364,598	370,900	350,816	354,194
Federal funds purchased	-	-	1,180	1,180
Short-term repurchase agreements	1,310	1,310	1,304	1,304
Long-term repurchase agreements	15,615	15,670	15,935	15,935
Borrowings from Federal Home
Loan Bank	64,050	64,874	55,773	56,184
Accrued interest payable	461	461	516	516
Advance payments by borrowers for taxes and insurance	168	185	341	348
Derivative financial instruments included in other assets:
Interest rate cap	114	114	202	202
Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	-	77	-	39

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net periodic benefit expense:
Service cost	$-	$-	$-	$-
Interest cost on projected benefit obligation	-	94	149	282
Expected return on plan assets	-	(94)	(72)	(282)
Amortization of unrecognized gain	-	-	(2)	-
Net loss on settlement	705	-	705	-
Net periodic benefit expense	$705	$-	$780	$-

The Bank made no contributions to the Plan for the nine-month periods ended June 30, 2010 and 2009.  Effective June 30, 2008, the Bank curtailed the accrual of benefits for active participants in the Plan.    As a result of the curtailment, each active participant’s pension benefit was determined based on the participant’s compensation and duration of employment as of June 30, 2008, and compensation and employment after that date was not taken into account in determining pension benefits under the Plan.  In April 2010, the Bank received approval from the Internal Revenue Service to terminate the Plan.  The termination of the Plan and the settlement of all Plan obligations resulted in the allocation of excess Plan assets to the active Plan participants.  As a result of the Plan termination and settlement, the Company recognized a decrease in other assets of $1.5 million, a decrease in other comprehensive income of $428,000 and a one-time charge to expense of approximately $433,000, net of income tax effect, for the quarter ended June 30, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees.  The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company.  The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions.  Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts.  Dividends payable on unallocated shares are not considered dividends for financial reporting purposes.  Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year’s and future year’s principal and interest to be paid on the employer loan.  Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity.  Compensation expense recognized for the three- and nine-month periods ended June 30, 2010 amounted to $47,000 and $280,000, respectively.  Compensation expense recognized for the three- and nine-month periods ended June 30, 2009 amounted to $33,000 and $192,000, respectively.  Company common stock held by the ESOP trust at June 30, 2010 was as follows:

Allocated shares	49,626
Unearned shares	153,737
Total ESOP shares	203,363
Fair value of unearned shares	$2,000,118

9.	Equity Incentive Plan

In December 2009, the Company adopted the 2010 Equity Incentive Plan (“Plan”).  The Company’s shareholders approved the Plan in February 2010.  The Plan provides for the award of stock options, restricted shares and performance shares.  The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 355,885 shares.  The Company may grant both non-statutory and statutory (i.e., incentive) stock options that may not have a term exceeding ten years.  An award of a performance share is a grant of a right to receive shares of the Company’s common stock contingent upon the achievement of specific performance criteria or other objectives set at the grant date.  Awards granted under the Plan may be granted either alone, in addition to, or in tandem with any other award granted under the Plan.  The terms of the Plan include a provision whereby all unearned options and shares become immediately exercisable and fully vested upon a change in control.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million.  These acquired common shares were granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million.  The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital.  The vesting period of the restricted stock is five years beginning one year after the date of grant of the awards.  Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  Compensation expense related to restricted stock recognized for both the three- and nine-month periods ended June 30, 2010 amounted to $34,000.  No compensation expense for restricted stock was recognized for the comparable periods in 2009.  During the three- and nine- month periods ended June 30, 2010, there were no restricted stock awards forfeited.  At June 30, 2010, there were 101,681 outstanding and unvested restricted stock awards.

In May 2010, the Company awarded 177,549 incentive and 76,655 non-statutory stock options to directors, officers and key employees.  The options granted vest ratably over five years and are exercisable in whole or in part for a period up to ten years from the date of the grant.  Compensation expense is measured based on the fair market value of the options at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  The Binomial option pricing model was used to determine the fair value of the options granted using the following assumptions:

Expected dividend yield	4.53%
Risk-free interest rate	2.82%
Expected volatility	30.00%
Expected life of options	7.5 years
Weighted average fair value at grant date	$3.09

Compensation expense related to stock options recognized for both the three- and nine-month periods ended June 30, 2010 amounted to $20,000.  No compensation expense for stock options was recognized for the comparable periods in 2009.  During the three- and nine- month periods ended June 30, 2010, there were no stock options awards forfeited or exercised.  At June 30, 2010, there was $766,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two standards which change the way entities account for securitizations and special-purpose entities:  SFAS No. 166, Accounting for Transfers of Financial Assets, (ASC Topic 860) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (ASC Topic 810).  SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This statement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  These new standards require a number of new disclosures.  SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  These statements are effective at the beginning of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of these statements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

In April 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (Topic 310).  Under the amendments, modifications of loans that are accounted for within pools under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  However, loans within the scope of Subtopic 310-30 that are accounted for individually will continue to be subject to the troubled debt restructuring accounting provisions.  The ASU is effective for modifications of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses.  For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  As the update relates to financial statement disclosures, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; the ability to successfully integrate the operations of Community First; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2009 under “Part II, Item 1A. Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the nine-month period ended June 30, 2010, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.

Comparison of Financial Condition at June 30, 2010 and September 30, 2009

Cash and Cash Equivalents.  Cash and cash equivalents increased from $10.4 million at September 30, 2009 to $10.5 million at June 30, 2010, primarily due to an increase of $1.3 million in interest-bearing deposits with banks, which more than offset a decrease of $1.2 million in cash and due from banks.

Loans.  Net loans receivable decreased $10.0 million, from $353.8 million at September 30, 2009 to $343.8 million at June 30, 2010, primarily due to decreases in residential permanent and construction loans of $9.7 million, consumer loans of $4.8 million and commercial business loans of $1.3 million, partially offset by increases in nonresidential permanent and construction mortgage loans of $2.4 million and multi-family residential mortgage loans of $2.6 million.  Management has continued to emphasize the origination of commercial loans in 2010, given the increase in commercial lending personnel as a result of the Community First acquisition.  In addition, the decrease in residential mortgage loans is primarily due to loan payoffs that have not been replaced by new originations as the Bank has increased its secondary market mortgage loan sales activity.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Securities Available for Sale.  Securities available for sale increased $31.4 million from $72.6 million at September 30, 2009 to $104.0 million at June 30, 2010 due primarily to purchases of $71.2 million, partially offset by sales of $13.2 million, maturities and calls of $18.6 million and principal repayments of $10.6 million.  The increase in securities available for sale, primarily in U.S. government agency and municipal securities, was funded by increases in deposits and borrowings.

Securities Held to Maturity.  Investment securities held-to-maturity decreased $2.5 million from $6.8 million at September 30, 2009 to $4.3 million at June 30, 2010 due primarily to principal repayments on mortgage-backed securities.

Cash Surrender Value of Life Insurance.  Cash surrender value of life insurance increased from $3.9 million at September 30, 2009 to $8.3 million at June 30, 2010 primarily as the result of investments in bank-owned life insurance of $1.2 million and $3.0 million in October 2009 and June 2010, respectively.

Other Assets.  Other assets decreased from $6.6 million at September 30, 2009 to $4.3 million at June 30, 2010 primarily as the result of the termination of the defined benefit pension plan (see Note 7 to the consolidated financial statements).

Deposits.  Total deposits increased $13.8 million from $350.8 million at September 30, 2009 to $364.6 million at June 30, 2010 primarily due to increases in noninterest-bearing demand deposit accounts of $1.2 million, interest-bearing demand deposit accounts of $7.5 million, savings deposit accounts of $2.3 million and certificates of deposit of $1.7 million during the period.  The increase in certificates of deposit is due primarily to $14.1 million of brokered certificates of deposit, partially offset by the $6.4 million that were closed as a result of the termination of the defined benefit pension plan in April 2010 (see Note 7 to the consolidated financial statements) and attrition of local customer certificates of deposit.  Management determined that utilizing a certain level of brokered deposits with differing maturities as a funding source alternative to local customer certificates of deposit and FHLB advances was advantageous given the lower interest rate environment for brokered funds.

Borrowings.  Borrowings from FHLB increased $8.3 million from $55.8 million at September 30, 2009 to $64.1 million at June 30, 2010.  Management has increased the level of FHLB advances to take advantage of historically low interest rates, provide short-term liquidity and provide funding for purchases of available for sale securities.  Federal funds purchased decreased $1.2 million from September 30, 2009 due to the full repayment of these borrowings as of June 30, 2010.

Stockholders’ Equity. Stockholders’ equity increased $684,000 from $52.9 million at September 30, 2009 to $53.6 million at June 30, 2010.  The increase was due primarily to $1.9 million of retained net earnings, a $1.2 million increase in accumulated other comprehensive income due to net unrealized gains on available for sale securities, and $259,000 for ESOP shares released during the nine-month period.  These increases were partially offset by the open market repurchases of $1.3 million of common stock recorded as treasury stock and $1.3 million of common stock for the First Savings Financial Group, Inc. 2010 Equity Incentive Plan (see Note 9 to the consolidated financial statements).  During the quarter ended December 31, 2009, the Company declared a special dividend of $0.08 per share, totaling $193,000, which was paid to shareholders of record as of the close of business on January 4, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Overview.  The Company reported net income of $500,000, or $0.23 per diluted share, for the three-month period ended June 30, 2010, compared to net income of $153,000, or $0.06 per diluted share, for the same period in 2009.  The Company recognized a one-time pretax charge of $705,000 in connection with the termination and settlement of the Bank’s defined benefit pension plan during the quarter ended June 30, 2010, which was terminated in order to eliminate future cost obligations. Also, the Company recognized pretax charges of $281,000 and $73,000 for data processing and professional fees, respectively, in connection with the conversion of the Bank’s core operating system during the quarter ended June 30, 2010. The purpose of the conversion is to integrate all twelve office locations, provide additional product offerings to support future growth, provide enhanced reporting and management tools, and reduce future data processing expenses.

Net Interest Income.  Net interest income increased $2.9 million, or 129.7%, for the three months ended June 30, 2010 compared to the same period in 2009.  The increase is primarily due to an increase in the tax-equivalent interest rate spread from 3.48% for 2009 to 4.47% for 2010, as average interest-earnings assets increased $225.0 million and average interest-bearing liabilities increased $230.0 million.  The increases in the tax-equivalent interest rate spread, average interest-earning assets and average interest-bearing liabilities are due primarily to the acquisition of Community First.

Total interest income increased $3.3 million, or 99.9%, as a result of an increase in average interest-earning assets of $225.0 million, or 99.6%, from $225.9 million for the three months ended June 30, 2009 to $450.9 million for the three months ended June 30, 2010.  The average tax equivalent yield on interest-earning assets was 5.84% for 2009 compared to 5.91% for 2010.  Average loans, investment securities, FHLB stock and interest-bearing deposits with banks increased $169.7 million, $51.6 million, $2.8 million and $900,000, respectively.

Total interest expense increased $415,000, or 37.7%, as a result of an increase in average interest-bearing liabilities of $230.0 million from $179.8 million for the three months ended June 30, 2009 to $409.8 million for the three months ended June 30, 2010, which more than offset a decrease in the average cost of funds from 2.36% in 2009 to 1.44% in 2010.  The average cost of interest-bearing liabilities decreased for 2010 primarily as a result of lower market interest rates as compared to 2009, the repricing of certificates of deposit at lower market interest rates as they matured, the utilization of lower-cost FHLB advances and brokered deposits as alternative sources of funding and the assumption of lower cost liabilities of Community First.

Provision for Loan Losses.  The provision for loan losses was $300,000 for the three months ended June 30, 2010 compared to $272,000 for the same period in 2009.  The increase in the provision for loan losses is primarily due to an increase in nonperforming loans and net chargeoffs during the quarter ended June 30, 2010 as compared to the same period in 2009.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Gross loans receivable increased $170.2 million from $179.2 million at June 30, 2009 to $349.4 million at June 30, 2010, primarily due to the acquisition of Community First.  Residential mortgage, nonresidential mortgage, commercial business, construction, and automobile loans increased most significantly, by $68.8 million, $30.2 million, $18.4 million, $17.4 million and $12.3 million, respectively, when comparing the two periods.

Nonperforming loans increased $2.2 million from $3.0 million at June 30, 2009 to $5.2 million at June 30, 2010, of which $2.2 million were acquired in the acquisition of Community First, including two relationships totaling $929,000 that are secured by commercial real estate.

The balance of nonperforming loans at June 30, 2010 includes nonaccrual loans of $4.6 million and loans totaling $626,000 that are over 90 days past due, but still accruing interest.  These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery.  The balance of nonaccrual loans at June 30, 2010 consists of commercial business loans ($619,000), consumer loans ($172,000), residential mortgage loans ($2.4 million), nonresidential mortgage loans ($929,000), and land and land development loans ($377,000).  Nonaccrual residential mortgage loans totaling $2.4 million include loans secured by owner occupied, one-to-four family residences ($1.7 million), non-owner occupied, one-to-four family investment properties ($513,000) and speculative construction homes ($235,000).  The nonaccrual non-owner occupied, residential mortgage loans are spread across four unrelated borrowing relationships.

Net charge-offs were $391,000 for the three months ended June 30, 2010 compared to net charge-offs of $207,000 for the same period in 2009.

The allowance for loan losses was $4.2 million at June 30, 2010 compared to $3.7 million at September 30, 2009 and $1.7 million at June 30, 2009.  Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses.  The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the increase in the gross loan portfolio and nonperforming loans and the change in overall economic conditions.

Noninterest Income.  Noninterest income increased $448,000 to $739,000 for the three months ended June 30, 2010 as compared to $291,000 for the same period in 2009. The increase was primarily due to increases in service charges on deposit accounts of $255,000, commission income of $55,000 and other income of $69,000, and net gains on sales of investment securities of $34,000 recognized during 2010.  The increases in services charges on deposits and other income, which relate primarily to ATM surcharge and EFT interchange fee income, is primarily a result of acquired Community First deposit accounts.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Noninterest Expense.  Noninterest expenses increased $2.8 million to $4.9 million for the three months ended June 30, 2010 as compared to $2.1 million the same period in 2009. Compensation and benefits expense increased $1.7 million due primarily to additional personnel resulting from the Community First acquisition and the $705,000 termination cost of the defined benefit pension plan (see Note 7 to the consolidated financial statements). Occupancy and equipment, data processing and other operating expenses increased $348,000, $360,000 and $333,000, respectively, when comparing the two periods primarily as a result of the Community First acquisition.  The increase in data processing expense included the aforementioned $281,000 of charges associated with the conversion of the core operating system and the other operating expense increase included $73,000 of amortization of the acquired core deposit intangible.

Income Tax Expense.  The Company recognized income tax expense of $83,000 for the three months ended June 30, 2010, for an effective tax rate of 14.2%, compared to an income tax benefit of $2,000 for the same period in 2009.  The low effective tax rate for the three months ended June 30, 2010 was due primarily to an increase in tax exempt income and a decrease in income before taxes for the period.

Results of Operations for the Nine Months Ended June 30, 2010 and 2009

Overview.  The Company reported net income of $2.1 million, or $0.92 per diluted share, for the nine-month period ended June 30, 2010, compared to a net loss of $212,000, or $0.09 per share, for the same period in 2009.  The Company recognized the aforementioned one-time pretax charge of $705,000 in connection with the termination and settlement of the Bank’s defined benefit pension plan and pretax charges of $564,000 and $121,000 for data processing and professional fees, respectively, in connection with the conversion of the Bank’s core operating system during the nine months ended June 30, 2010.  The primary factor for the net loss in 2009 was the $1.2 million ($731,000, net of tax) one-time contribution to First Savings Charitable Foundation in October 2008.

Net Interest Income.  Net interest income increased $8.9 million, or 142.9%, for the nine months ended June 30, 2010 compared to the same period in 2009.  The increase is primarily due to an increase in the tax-equivalent interest rate spread from 3.26% for 2009 to 4.42% for 2010, as average interest-earnings assets increased $229.6 million and average interest-bearing liabilities increased $234.8 million.  The increases in the tax-equivalent interest rate spread, average interest-earning assets and average interest-bearing liabilities are due primarily to the acquisition of Community First.

Total interest income increased $10.1 million, or 105.3%, as a result of an increase in average interest-earning assets of $229.6 million, or 105.4%, from $217.9 million for the nine months ended June 30, 2009 to $447.5 million for the nine months ended June 30, 2010.  The average tax equivalent yield on interest-earning assets was 5.90% for 2009 compared to 5.94% for 2010.  Average loans, investment securities, FHLB stock and interest-bearing deposits with banks increased $173.8 million, $53.7 million, and $2.8 million, respectively, while average interest-bearing deposits with banks decreased $809,000.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Total interest expense increased $1.2 million, or 36.1%, as a result of an increase in average interest-bearing liabilities of $234.8 million from $172.9 million for the nine months ended June 30, 2009 to $407.7 million for the nine months ended June 30, 2010, which more than offset a decrease in the average cost of funds from 2.64% in 2009 to 1.52% in 2010.  The average cost of interest-bearing liabilities decreased for 2010 primarily as a result of lower market interest rates as compared to 2009, the repricing of certificates of deposit at lower market interest rates as they matured, the utilization of lower-cost FHLB advances and brokered deposits as a source of funding and the assumption of lower cost liabilities of Community First.

Provision for Loan Losses.  The provision for loan losses was $1.2 million for the nine months ended June 30, 2010 compared to $400,000 for the same period in 2009.  As discussed above, the primary factor for the increased provision for loan losses for 2010 was an increase in nonperforming loans and charge-offs during the period ended June 30, 2010 as compared to the same period in 2009.  Net charge-offs were $744,000 for the nine months ended June 30, 2010 compared to $430,000 for the same period in 2009.

Noninterest Income.  Noninterest income increased $1.2 million to $2.0 million for the nine months ended June 30, 2010 as compared to $826,000 for the same period in 2009. The increase was primarily due to increases in service charges on deposit accounts of $757,000, commission income of $125,000 and other income of $176,000 primarily as a result of the Community First acquisition.

Noninterest Expense.  Noninterest expenses increased $5.8 million to $12.9 million for the nine months ended June 30, 2010 as compared to $7.1 million for the same period in 2009.  Compensation and benefits expense increased $3.9 million primarily due to additional personnel resulting from the Community First acquisition and the termination of the defined benefit pension plan.  Occupancy and equipment expense and FDIC insurance premiums increased $969,000 and $239,000, respectively, when comparing the two periods, primarily as a result of the Community First acquisition and an industry-wide increase in FDIC insurance premiums.  Data processing expenses increased $786,000 primarily as a result of the Community First acquisition and one-time charges of $564,000 associated with the conversion of the core operating system.  Professional fees increased $210,000, primarily as the result of fees associated with the conversion of the core operating system totaling $121,000 and $43,000 of consulting fees related to Sarbanes-Oxley compliance.  Other operating expense increased $841,000, when comparing the two periods, also primarily as a result of the Community First acquisition, including amortization of the acquired core deposit intangible of $220,000.  Charitable contributions decreased $1.2 million when comparing the two periods due to the $1.2 million one-time contribution to the First Savings Charitable Foundation during October 2008.

Income Tax Expense.  The Company recognized income tax expense of $742,000 for the nine months ended June 30, 2010, for an effective tax rate of 26.2%, compared to an income tax benefit of $342,000 for the same period in 2009. The tax benefit for 2009 was due primarily to increased deferred tax assets related to the temporary timing difference generated by the charitable contribution to the First Savings Charitable Foundation.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At June 30, 2010, the Bank had cash and cash equivalents of $10.5 million and securities available-for-sale with a fair value of $104.0 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and additional collateral eligible for repurchase agreements.

The Bank’s primary investing activity is the origination of one-to-four family mortgage loans and, to a lesser extent, consumer, multi-family, commercial real estate, commercial business and residential construction loans.  The Bank also invests in U.S. Government and agency securities and mortgage-backed securities and collateralized mortgage obligations issued by U.S. Government agencies.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At June 30, 2010, the Company had liquid assets of $3.7 million.

Capital Management.  The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements.  As of June 30, 2010, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with tangible, core and risk-based capital ratios of 7.78%, 7.78% and 12.06%, respectively.  The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.  At June 30, 2010, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended June 30, 2010, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Qualitative Aspects of Market Risk.  The Bank’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. In order to reduce the exposure to interest rate fluctuations, the Bank has developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets and decrease the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of short-term residential mortgage, commercial mortgage and commercial business loans, all of which are retained by the Bank for its portfolio. The Bank relies on retail deposits as its primary source of funds. Management believes the primary use of retail deposits, complimented with a modest allocation of brokered deposits and FHLB borrowings, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

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

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The following table is provided by the OTS and sets forth the change in the Bank’s NPV at March 31, 2010 based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Given the timing of the release of this information by the OTS, information as of June 30, 2010 is unavailable for inclusion in this report.

	At March 31, 2010
	Net Portfolio Value			Net Portfolio Value as a
	Dollar	Dollar	Percent	Percent of Present Value of Assets
Change in Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)
300 bp	$45,315	$(10,553)	(19)%	9.27%	(169	)bp
200 bp	50,529	(5,339)	(10)	10.16	(80	)bp
100 bp	54,592	(1,276)	(2)	10.82	(14	)bp
Static	55,868	-	-	10.96	-	bp
(100) bp	55,964	96	-	10.90	(6	)bp

The preceding table indicates that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates and increase slightly in the event of a sudden and sustained decrease of 100 basis points in rates.  The expected decrease in the Bank’s NPV given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio.  At June 30, 2010, approximately 69.5% of the loan portfolio consisted of fixed-rate loans.

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

During the quarter ended June 30, 2010, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009 which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K.  However,  these are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Recently enacted regulatory reform legislation may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Federal Reserve Board.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)

3.2	Bylaws of First Savings Financial Group, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

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

FIRST SAVINGS FINANCIAL GROUP, INC. (Registrant)

Dated August 13, 2010	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated August 13, 2010	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer