Form 10-K
period 2010-09-30
First Savings Financial Group Inc
filed 2010-12-29
CIK 1435508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $26.7 million, based upon the closing price of $12.49 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2010.

The number of shares outstanding of the registrant’s common stock as of December 13, 2010 was 2,369,856.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INDEX

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

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the several financial institutions, including credit unions, operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2010, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 12.19%, 1.24%, 17.22%, 74.45% and 7.50% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively.  This data does not reflect deposits held by credit unions with which we also compete.  In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area.  Some of these institutions are larger than us and, therefore, may have greater resources.

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

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Technological advances, for example, have lowered barriers to entry, allowing banks to expand their geographic reach by providing services over the Internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.  Changes in federal law now permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry.  Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

The Bank is in the process of transforming the composition of its balance sheet from that of a traditional thrift institution to that of a commercial bank. We intend to continue to emphasize residential lending, primarily secured by owner-occupied properties, but also to continue concentrating on ways to expand our consumer/retail banking capabilities and our commercial banking services with a focus on serving small businesses and emphasizing relationship banking in our primary market area.  This transformation is enhanced by the Community First acquisition and by an expanded commercial lending staff dedicated to growing commercial real estate and commercial business loans.

The largest segment of our loan portfolio is real estate mortgage loans, primarily one- to four-family residential loans, including non-owner occupied residential loans that were predominately originated before 2005, and, to a lesser but growing extent, multi-family real estate, commercial real estate and commercial business loans.  We also originate residential and commercial construction loans, land and land development loans, and consumer loans.  We generally originate loans for investment purposes, although, depending on the interest rate environment and our asset/liability management goals, we may sell into the secondary market the 25-year and 30-year fixed-rate residential mortgage loans that we originate. We do not offer, and have not offered, Alt-A, sub-prime or no-documentation loans and acquired no such loans in the acquisition of Community First.

One- to Four-Family Residential Loans.  Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, and the surrounding areas.  A significant portion of the residential mortgage loans that we had originated before 2005 are secured by non-owner occupied properties.  Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties, and our non-performing loan balances have increased in recent periods primarily because of delinquencies in our non-owner occupied residential loan portfolio.  See “Item 1A. Risk Factors – Risks Related to Our Business – Our concentration in non-owner occupied real estate loans may expose us to increased credit risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Analysis of Nonperforming and Classified Assets.” Since 2005, when we hired a new President and Chief Executive Officer, we have de-emphasized non-owner occupied residential mortgage lending and have focused, and intend to continue to focus, our residential mortgage lending primarily on originating residential mortgage loans secured by owner-occupied properties.

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

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis.  We do not offer loans with negative amortization and generally do not offer interest-only loans.

We generally do not make conventional loans with loan-to-value ratios exceeding 80%, including that for non-owner occupied residential real estate loans whose loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding.  Non-owner occupied loans originated before 2005, however, were generally originated with loan-to-value ratios up to 80%.  Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance.  However, the total balance of residential mortgage loans secured by one- to four-family residential properties with loan-to-value ratios exceeding 90% and without private mortgage insurance or government guaranty at September 30, 2010 was $2.8 million, including $2.0 million acquired in the acquisition of Community First.  We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser.  We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more.  Borrowers must obtain hazard insurance, and flood insurance is required for all loans located flood hazard areas.

At September 30, 2010, our largest one- to four-family residential loan had an outstanding balance of $2.3 million.  This loan, which was originated in November 2007 and is secured by 46 non-owner occupied properties, was performing in accordance with its original terms at September 30, 2010.

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

At September 30, 2010, our largest commercial real estate loan had an outstanding balance of $2.3 million. This loan, which was originated in August 2008 and is secured by a retail powersport vehicles dealership facility, was performing in accordance with its original terms at September 30, 2010.

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

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination.  At September 30, 2010, we had approved commitments for speculative construction loans of $5.7 million, of which $4.2 million was outstanding.  We require a maximum loan-to-value ratio of 80% for speculative construction loans.  At September 30, 2010, our largest construction loan relationship was for a commitment of $2.0 million, of which $1.1 million was outstanding.  This relationship was performing according to its original terms at September 30, 2010.

Land and Land Development Loans.  On a limited basis, we originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions.  Land development loans are generally interest-only loans for a term of 18 to 24 months.  We generally require a maximum loan-to-value ratio of 75% of the appraisal market value upon completion of the project.  We generally do not require any cash equity from the borrower if there is sufficient indicated equity in the collateral property.  Development plats and cost verification documents are required from borrowers before approving and closing the loan.  Our loan officers are required to personally visit the proposed development site and the sites of competing developments.  We also originate loans to individuals secured by undeveloped land held for investment purposes.  At September 30, 2010, our largest land development loan had an outstanding balance of $1.7 million.  This loan was performing in accordance with its original terms at September 30, 2010.

Multi-Family Real Estate Loans.  We offer multi-family mortgage loans that are generally secured by properties in our primary market area.  Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project.  Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. At September 30, 2010, our largest multi-family mortgage loan had an outstanding balance of $3.1 million. This loan, which was originated in October 2008, was performing in accordance with its original terms at September 30, 2010.

Consumer Loans.  Although we offer a variety of consumer loans, our consumer loan portfolio consists primarily of home equity loans, both fixed-rate amortizing term loans with terms up to 15 years and adjustable rate lines of credit with interest rates equal to a margin above the prime lending rate.  Consumer loans typically have shorter maturities and higher interest rates than traditional one-to four-family lending.  We typically do not make home equity loans with loan-to-value ratios exceeding 90%, including any first mortgage loan balance.  We also offer auto and truck loans, personal loans and small boat loans.  The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.  At September 30, 2010, our largest consumer loan was a home equity line of credit with a commitment of $1.0 million, of which $1.0 million was outstanding. This loan, which was originated in May 2009 and is secured by a second mortgage on a personal residence, was performing in accordance with its original terms at September 30, 2010.

Commercial Business Loans.  We typically offer commercial business loans to small businesses located in our primary market area.  Commercial business loans are generally secured by equipment and general business assets.  Key loan terms and covenants vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors, and personal guarantees are typically required as part of the loan commitment.  At September 30, 2010, our largest commercial business loan was for a commitment of $4.5 million, of which $3.4 million was outstanding. This loan, which was originated in March 2009 and is secured by contract assignments and accounts receivable, was performing in accordance with its original terms at September 30, 2010.

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

Loan Originations, Sales and Purchases.  Loan originations come from a number of sources.  The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.  We generally sell in the secondary market long-term fixed-rate residential mortgage loans that we originate.  We have not historically sold participation interests in loans that we have originated; however, we acquired loans from Community First that included sold participation interests.  At September 30, 2010, $7.2 million of loans included sold participation interests of $4.1 million, for a net position of $3.1 million outstanding in our portfolio.

We have not historically purchased whole loans or participation interests to supplement our lending portfolio; however, we acquired participation interests of loans in the acquisition of Community First.  At September 30, 2010, we had participation interests of loans totaling $5.0 million and our largest participation interest with a single borrower was $1.9 million.  This loan, which was originated in November 2005 and is secured by an apartment complex, was categorized as less than 30 days delinquent at September 30, 2010.

We may sell participation interests in loans originated by us or purchase participation interests in loans originated by other financial institutions from time to time depending on various factors.  Our decision to sell or purchase loans is based on prevailing market interest rate conditions, interest rate management, regulatory lending restrictions and liquidity needs.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management.  Certain of our employees have been granted individual lending limits, which vary depending on the individual, the type of loan and whether the loan is secured or unsecured.  Generally, all loan requests for lending relationships that exceed the individual officer lending limits, which is generally $250,000 secured or $50,000 unsecured, require committee or Board of Directors approval.  Loans resulting in aggregated lending relationships in excess of $250,000 secured and $50,000 unsecured but less than $1.0 million require approval by the Officer Loan Committee and loans resulting in aggregated lending relationships in excess of $1.0 million but less than $2.5 million require approval of the Executive Loan Committee.  The Executive Loan Committee consists of the President, Area President, Chief Operations Officer, Chief of Credit Administration, Senior Lending Officer and VP of Commercial Lending and the Officer Loan Committee consists of the same but also includes certain other officers designated by the Board of Directors.  Loans resulting in aggregated lending relationships in excess of $2.5 million require approval by both the Executive Loan Committee and the Board of Directors.

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At September 30, 2010, our regulatory limit on loans to one borrower was $6.4 million.  At that date, our largest lending relationship was $5.7 million, of which $5.7 million was outstanding, and was performing according to its original terms at that date.  This loan relationship is secured by commercial real estate and the borrower’s personal residence.

Loan Commitments.  We issue commitments for residential and commercial mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our loan commitments expire after 30 days.  See Note 17 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various U.S. government agencies and sponsored enterprises and of state and municipal governments, mortgage-backed securities, collateralized mortgage obligations and certificates of deposit of federally insured institutions.  Within certain regulatory limits, we also may invest a portion of our assets in other permissible securities.  As a member of the Federal Home Loan Bank of Indianapolis, we also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock.

At September 30, 2010, our investment portfolio consisted primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal securities and privately-issued collateralized mortgage obligations acquired in the acquisition of Community First.  We do not currently invest in trading account securities.

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

Deposit Activities and Other Sources of Funds

General.  Deposits, borrowings and loan and investment security repayments are the major sources of our funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows, loan prepayments and investment security calls are significantly influenced by general interest rates and money market conditions.

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

Borrowings.  We use advances from the Federal Home Loan Bank of Indianapolis to supplement our investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank of Indianapolis and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  We have a federal funds purchased line of credit facility with another financial institution that is subject to continued borrower eligibility and is intended to support short-term liquidity needs.  We also utilize retail and broker repurchase agreements as sources of borrowings and may use brokered certificates of deposits from time to time depending on our liquidity needs and pricing of these facilities versus other funding alternatives.

Personnel

As of September 30, 2010, we had 130 full-time employees and 28 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), signed by the President on July 21, 2010, provides for the regulation and supervision of federal savings associations like First Savings Bank to be transferred to the Office of the Comptroller of the Currency, the agency that regulates national banks.  The Office of The Comptroller of the Currency will assume primary responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings associations.  The transfer will occur over a transition period of up to one year, subject to a possible six month extension.  At the same time, the responsibility for supervising savings and loan holding companies like First Savings Financial Group will be transferred to the Federal Reserve Board, which is the agency that regulates bank holding companies.  The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators.  However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau.

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

The Dodd-Frank Act authorizes depository institutions to pay interest on demand deposits effective July 31, 2011.  Depending upon competitive responses, that change could have an adverse impact on First Savings Bank’s interest expense.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At September 30, 2010, First Savings Bank met each of these capital requirements.  See Note 24 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions.  The Dodd-Frank Act also makes noncompliance with the qualified thrift lender test subject to agency enforcement action for violation of law.  As of September 30, 2010, First Savings Bank maintained 83.4% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership or conservatorship. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.  The Office of the Comptroller of the Currency will assume the enforcement authority of the Office of Thrift Supervision as part of the Dodd-Frank Act regulatory restructuring.

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

Insurance of Deposit Accounts.  First Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned, and certain potential adjustments established by Federal Deposit Insurance Corporation regulations.  Effective April 1, 2009, assessment rates range from seven to 77.5 basis points of assessable deposits.  The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to amend its procedures to base assessments on total assets less tangible equity rather than deposits.  The Federal Deposit Insurance Corporation has issued a proposed rule which, if finalized, would implement that directive in the second quarter of 2011.  The Federal Deposit Insurance Corporation may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund.  That special assessment, in the amount of $217,000, was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  Such amount was $2.1 million for First Savings Bank.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009.  Beginning with the quarter ended March 31, 2010, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset until the prepaid asset balance is expended.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000.  That limit was made permanent by the Dodd-Frank Act.  In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until September 30, 2010, subsequently extended to December 31, 2010, with an additional possible extension up to December 31, 2011, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012.  First Savings Bank did not opt to participate in the unlimited noninterest bearing transaction account coverage or the unsecured debt guarantee program. The Dodd-Frank Act adopted mandatory unlimited coverage for certain noninterest bearing transaction accounts from January 1, 2011 until December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the four quarters ended September 30, 2010 averaged 1.04 basis points of assessable deposits.  These financing corporation payments will continue until the bonds mature in 2017 through 2019.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Savings Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing.  The management of First Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System.  First Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve (12) regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  First Savings Bank, as a member of the Federal Home Loan Bank of Indianapolis, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  At September 30, 2010, First Savings Bank complied with this requirement with an investment in Federal Home Loan Bank stock of $4.2 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts).  For 2010, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied above $55.2 million.  The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually and for 2011, require a 3% ratio for up to $58.8 million and an exception of $10.7 million.  First Savings Bank complies with the foregoing requirements.

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

Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal regulators to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  That will mean that trust preferred securities and cumulative preferred stock will not be includable in Tier 1 capital unless issued prior to May 19, 2010.  There is a five year transition period before the capital requirements will apply to savings and loan holding companies.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions.

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

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or as otherwise defined by the Office of Thrift Supervision.  Acquisition of 25% or more of voting stock is definitively deemed a change in control.  Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Regulatory Restructuring Legislation

On July 21, 2010, President Obama signed the Dodd-Frank Act, which is legislation that restructures the regulation of depository institutions.  In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage origination.  Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be assessed by management.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and increased compliance and possibly interest expense costs for First Savings Financial Group and First Savings Bank.

Federal Securities Laws

First Savings Financial Group’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.  First Savings Financial Group is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Federal Income Taxation

General.  We report our income on a fiscal year basis using the accrual method of accounting.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  For its 2010 fiscal year, First Savings Bank’s maximum federal income tax rate was 34%.

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

Bad Debt Reserves.  For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve.  A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method.  The reserve for nonqualifying loans was computed using the experience method.  Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.  Further recapture of the Bank’s tax bad debt reserves is triggered if the Bank makes a “non-dividend distribution” to First Savings Financial Group, as described below, or meets the definition of a “large bank” as defined in the Internal Revenue Code.  Under the Internal Revenue Code, if a bank’s average adjusted assets exceeds $500 million for any tax year it is considered a “large bank” and must utilize the specific charge-off method to compute bad debt deductions.  Approximately $4.6 million of our accumulated bad debt reserves would be recaptured into taxable income over one or more years if First Savings Bank makes a “non-dividend distribution” to First Savings Financial Group or meets the definition of a “large bank” as defined in the Internal Revenue Code.

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

The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Therefore, if First Savings Bank makes a non-dividend distribution to First Savings Financial Group, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate.  First Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2010, $43.3 million, or 25.2% of our residential mortgage loan portfolio and 12.4% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties.  Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream.  In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.  Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us.  At September 30, 2010, we had 15 non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $16.1 million.  Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.  At September 30, 2010, non-performing non-owner occupied residential loans amounted to $766,000.  Non-owner occupied residential properties held as real estate owned amounted to $249,000 at September 30, 2010.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our recent emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2010, $84.8 million, or 24.3%, of our loan portfolio consisted of commercial real estate loans and commercial business loans.  Subject to market conditions, we intend to increase our origination of these loans.  Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, some of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  At September 30, 2010, non-performing commercial business loans and non-performing commercial real estate loans totaled $344,000 and $1.2 million, respectively.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our unseasoned commercial real estate loan and commercial business loan portfolios may expose us to increased lending risks.

A significant amount of our commercial real estate loans and commercial business loans are unseasoned, meaning that they were originated recently.  Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability.  Furthermore, these loans have not been subjected to unfavorable economic conditions.  As a result, it may be difficult to predict the future performance of this part of our loan portfolio.  These loans may have delinquency or charge-off levels above our expectations, which could adversely affect our future performance.

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At September 30, 2010, $34.8 million, or 10.0% of our loan portfolio consisted of construction loans, and land and land development loans, and $5.7 million, or 22.3% of the construction loan portfolio, consisted of speculative construction loans at that date.  While recently the demand for construction loans has decreased significantly due to the decline in the housing market, historically, construction loans, including speculative construction loans, have been a material part of our loan portfolio.  Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination.  Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans.  These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers.  In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss.  Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would hurt our earnings.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

If the other-than-temporary-impairment is recorded in connection with our investment portfolio it could have a negative impact on our profitability.

Our investment portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds and privately-issued collateralized mortgage obligations.  We must evaluate these securities for other-than-temporary impairment loss (“OTTI”) on a periodic basis.  During 2010 we recognized an other-than-temporary write-down charge to earnings of $60,000 representing the total amortized cost of a privately-issued asset-backed security.  While we have no remaining privately-issued asset-backed securities, the privately-issued collateralized mortgage obligations exhibit signs of weakness, which may necessitate an OTTI charge in the future should the financial condition of the pools deteriorate further.  Also, given the current economic environment and possible further deterioration in economic conditions, we may need to record an OTTI charge for our other investments should the issuers of those securities experience financial difficulties.  Any future OTTI charges could significantly impact our earnings.

The current economic environment poses significant challenges for the Company and could adversely affect the Company’s financial condition and results of operations.

The Company is currently operating in a challenging and uncertain economic environment, both nationally and in the local markets. Financial institutions continue to be affected by sharp declines in financial and real estate values. Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, could have an adverse effect on the Bank’s borrowers or their customers, which could adversely impact the repayment of its loan portfolio. The overall deterioration in economic conditions also could subject the Company to increased regulatory scrutiny. In addition, a further deterioration in local economic conditions, could result in increases in loan delinquencies and problem assets and foreclosures and a decline in the value of the collateral securing loans in the Bank’s portfolio. Also, a further deterioration in local economic conditions could drive the level of loan losses beyond the level the Company has provided for loan loss allowance, which could necessitate an increase in the Company’s provision for loan losses, which would reduce earnings. Additionally, the demand for the Company’s products and services could be reduced, which would adversely impact the Company’s liquidity and revenues.

Changing interest rates may hurt our earnings and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings.  Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.  Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

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

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could have a negative impact on our profitability.

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in our results of operations in the periods in which they become known.  At September 30, 2010, our goodwill totaled $5.9 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Federal Reserve Board.  Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $217,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.1 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Strong competition within our primary market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and attract deposits.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  At June 30, 2010, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 12.19%, 1.24%, 17.22%, 74.45% and 7.50% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our primary market area.  See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

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

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of September 30, 2010.

Location	Year Opened	Owned/ Leased

Main Office:

Clarksville Main Office 501 East Lewis & Clark Parkway Clarksville, Indiana	1968	Owned

Branch Offices:

Jeffersonville - Allison Lane Office 2213 Allison Lane Jeffersonville, Indiana	1975	Owned

Charlestown Office 1100 Market Street Charlestown, Indiana	1993	Owned

Floyd Knobs Office 3711 Paoli Pike Floyd Knobs, Indiana	1999	Owned

Georgetown Office 1000 Copperfield Drive Georgetown, Indiana	2003	Owned

Jeffersonville - Court Avenue Office 202 East Court Avenue Jeffersonville, Indiana	1986	Owned

Sellersburg Office 125 Hunter Station Way Sellersburg, Indiana	1995	Owned

Corydon Office 900 Hwy 62 NW Corydon, Indiana	1996	Owned

Salem Office 1336 S Jackson Street Salem, Indiana	1995	Owned

English Office 200 Indiana Avenue English, Indiana	1925	Owned

Marengo Office 125 W Old Short Street Marengo, Indiana	1984	Owned

Leavenworth Office 510 Hwy 62 Leavenworth, Indiana	1969	Owned

Item 3.	LEGAL PROCEEDINGS

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

Item 4.	[Removed and reserved]

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “FSFG.”  The Company completed its initial public offering on October 6, 2008 and commenced trading on October 7, 2008.  As of December 13, 2010, the Company had approximately 326 holders of record and 2,369,856 shares of common stock outstanding.  The figure of shareholders of record does not reflect the number of person whose shares are in nominee or “street” name accounts through brokers.

The following table sets forth the high and low sales prices for each full quarterly period during which the Company’s stock was traded during the past two fiscal years.  Because the Company’s stock did not begin trading until October 7, 2008, information is provided beginning with the quarter ended March 31, 2009.  See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 23 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company.

The following table provides quarterly market price and dividend information per common share for the years ended September 30, 2010 and 2009 as reported by Nasdaq.

	High	Low		Market price
	Sale	Sale	Dividends	end of period
2010:

Fourth Quarter	$14.22	$12.70	$0.00	$13.08
Third Quarter	13.75	12.14	0.00	13.01
Second Quarter	12.70	10.02	0.00	12.49
First Quarter	10.79	10.04	0.08	10.45

2009:

Fourth Quarter	$11.00	$9.85	$0.00	$10.70
Third Quarter	10.85	9.59	0.00	9.85
Second Quarter	10.05	8.99	0.00	9.60
First Quarter	N/A	N/A	N/A	N/A

The Company has not currently established a cash dividend plan.  However, the Company’s Board of Directors discusses and evaluates the establishment of a cash dividend plan on an ongoing basis.

Purchases of Equity Securities

First Savings Financial Group did not purchase any shares of its common stock during the fourth quarter of the fiscal year ended September 30, 2010.

Item 6.	SELECTED FINANCIAL DATA

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our audited consolidated financial statements.  The following is only a summary and should be read in conjunction with the audited consolidated financial statements and notes thereto beginning on page F-1 of this annual report.

	At September 30,
(In thousands)	2010	2009	2008	2007	2006
Financial Condition Data:
Total assets	$508,442	$480,811	$228,924	$203,321	$206,399
Cash and cash equivalents	11,278	10,404	21,379	10,395	15,223
Securities available-for-sale	109,976	72,580	10,697	8,260	5,897
Securities held-to-maturity	3,929	6,782	8,456	7,422	8,219
Loans net	343,615	353,823	174,807	167,371	166,695
Deposits	366,161	350,816	189,209	168,782	175,891
Borrowings from Federal Home Loan Bank	67,159	55,773	8,000	3,000	–
Stockholders’ equity (total equity before September 30, 2009)	55,151	52,877	29,720	29,662	28,850

	For the Year Ended September 30,
(In thousands)	2010	2009	2008	2007	2006
Operating Data:
Interest income	$26,262	$13,008	$12,523	$13,078	$12,223
Interest expense	6,117	4,440	5,972	6,183	5,250
Net interest income	20,145	8,568	6,551	6,895	6,973
Provision for loan losses	1,604	819	1,540	758	813
Net interest income after provision for loan losses	18,541	7,749	5,011	6,137	6,160
Noninterest income	2,916	1,263	1,054	841	889
Noninterest expense	18,020	9,231	6,555	5,737	6,453
Income (loss) before income taxes	3,437	(219)	(490)	1,241	596
Income tax expense (benefit)	808	(252)	(300)	427	241
Net income (loss)	$2,629	$33	$(190)	$814	$355

Per Share Data:
Net income - basic	$1.17	$0.01	N/A	N/A	N/A
Net income - diluted	1.17	0.01	N/A	N/A	N/A
Dividends	0.08	0.00	N/A	N/A	N/A

	At or For the Year Ended September 30,
	2010	2009	2008	2007	2006
Performance Ratios:
Return on average assets	0.53%	0.01%	(0.09)%	0.40%	0.17%

Return on average equity	4.93	0.06	(0.64)	2.78	1.24

Interest rate spread (1)	4.44	3.41	2.97	3.48	3.49

Net interest margin (2)	4.57	3.93	3.38	3.77	3.74

Other expenses to average assets	3.66	3.90	3.11	2.79	3.13

Efficiency ratio (3)	78.14	93.90	86.19	74.16	82.08

Average interest-earning assets to average interest-bearing liabilities	109.89	125.66	113.15	108.61	109.23

Dividend payout ratio	7.34	–	–	–	–

Average equity to average assets	10.85	21.84	14.07	14.24	13.91

Capital Ratios:
Tangible capital (4)	7.84%	7.55%	12.87%	14.56%	13.96%

Core capital (4)	7.84	7.55	12.87	14.56	13.96

Risk-based capital (4)	12.77	12.32	22.09	24.70	23.36

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.09%	1.03%	0.98%	0.75%	0.51%

Allowance for loan losses as a percent of non-performing loans	63.88	70.06	104.72	117.16	50.61

Net charge-offs to average outstanding loans during the period	0.42	0.38	0.64	0.21	0.51

Non-performing loans as a percent of total loans	1.71	1.47	0.93	0.64	1.01

Non-performing assets as a percent of total assets	1.47	1.44	0.96	1.27	1.79

Other Data:
Number of offices	12	14	7	7	7
Number of deposit accounts (5)	31,100	32,689	16,831	17,525	17,962
Number of loans (6)	6,410	6,552	2,188	2,216	2,325

(1)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.  Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.

(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	Represents the capital ratios of only the Bank.
(5)	The significant increase from 2008 to 2009 is due primarily to 16,455 deposit accounts acquired in the acquisition of Community First.
(6)	The significant increase from 2008 to 2009 is due primarily to 4,595 loans acquired in the acquisition of Community First.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Income.  Our primary source of pre-tax income is net interest income.  Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings.  Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts and loan servicing fees), increases in the cash surrender value of life insurance, fees from sale of mortgage loans originated for sale in the secondary market and commissions on sales of securities and insurance products.  We also recognize income from the sale of investment securities.

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses.  The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, data processing expenses, professional service fees, federal deposit insurance premiums, advertising and other miscellaneous expenses.  Our noninterest expenses increased primarily as a result of the acquisition of Community First, the conversion of the Bank’s core operating system, the termination of the Bank’s defined benefit pension plan and the early retirement of several officers of the Bank.  These additional expenses consist primarily of compensation and benefits, occupancy and equipment expense, data processing expense and professional fees expense.

Salaries and employee benefits consist primarily of: salaries and wages paid to our employees; payroll taxes; and expenses for health insurance, retirement plans and other employee benefits.  During 2010, we recognized additional annual employee compensation expenses due to the shareholder approval and adoption of a new equity incentive plan.  We will also recognize annual employee compensation expenses related to the equity incentive plan in future years.  See Note 15 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the stock based compensation plans.  During 2010, we also recognized $705,000 of charges related to the termination of the defined benefit pension plan and $214,000 of severance compensation for the early retirement of several officers.

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities.  Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 50 years.

Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans.  During 2010, we recognized $882,000 of nonrecurring charges associated with the conversion of the Bank’s core operating system.

Professional fees expense represents the fees we pay to third parties for legal, accounting, investment advisory and other consulting services.  During 2010, we recognized $319,000 of nonrecurring fees associated with the conversion of the Bank’s core operating system and $60,000 of consulting fees related to Sarbanes-Oxley compliance.

Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Our contribution to the charitable foundation was an additional operating expense that reduced net income during 2009.  The significant expense resulting from the contribution to the foundation will not be a recurring one.

Other expenses include expenses for office supplies, postage, telephone, insurance, regulatory assessments and other miscellaneous operating expenses.

Critical Accounting Policies

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results.  Critical accounting policies are those policies that require management to make assumptions about matters that are highly uncertain at the time an accounting estimate is made; and different estimates that the Company reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the Company’s financial condition, changes in financial condition or results of operations. Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under generally accepted accounting principles.  Significant accounting policies, including the impact of recent accounting pronouncements, are discussed in Note 1 of the Notes to Consolidated Financial Statements.  The policies considered to be critical accounting policies are described below.

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.  See Note 5 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

Other-Than-Temporary Impairment of Securities. The Company reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment (“OTTI”) on a periodic basis. In evaluating the investment portfolio for OTTI, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the investment has been in a loss position, the size of the loss position and other meaningful information. Generally changes in market interest rates that result in a decline in value of an investment security are considered to be temporary, since the value of such investment can recover in the foreseeable future as market interest rates return to their original levels. However, such declines in value that are due to the underlying credit quality of the issuer or other adverse conditions that cannot be expected to improve in the foreseeable future, may be considered to be other-than-temporary. The Company recognizes credit-related OTTI on debt securities in earnings, while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated other comprehensive income. Management believes this is a critical accounting policy because this evaluation of the underlying credit or analysis of other conditions contributing to the decline in value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. During 2010 the Company recognized an other-than-temporary write-down charge to earnings of $60,000 representing the total amortized cost of a privately-issued asset-backed security.  The security was determined to be other-than-temporarily impaired because it matured during 2010 and the Company does not anticipate recovering its investment in the security.  See Note 4 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding OTTI.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value.  Quoted market prices are referred to when estimating fair values for certain assets, such as investment securities. However, for those items for which market-based prices do not exist, management utilizes significant estimates and assumptions to value such items.  Examples of these items include goodwill and other intangible assets, estimated present value of impaired loans, value ascribed to stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations.

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution.  We plan to achieve this by executing our strategy of:

•	continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties;

•	pursuing opportunities to increase commercial real estate lending and commercial business lending;

•	continuing to integrate the Community First offices, customers and product lines;

•	improving customer service and product offerings as a result of the core operating system conversion that was completed in August 2010;

•	providing exceptional customer service to attract and retain customers;

•	continuing to monitor asset quality and credit risk in the loan and investment portfolios;

•
recognizing improvements in noninterest income with respect to service charges on deposits as a result of restructuring deposit account types and fees, commission income related to non-deposit investment products and gains on sales of mortgage loans sold in the secondary market;

•	recognizing decreases in noninterest expense as a result of the integration of Community First and the new core operating system;

•	expanding our market share and market area by opening new branch offices and pursuing opportunities to acquire other financial institutions or branches; and

•	increasing shareholder value through stock repurchase programs and potential future dividend plans.

Continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties.

Our predominant lending activity has been residential mortgage lending in our primary market area.  A significant portion of the residential mortgage loans that we had originated before 2005 are secured by non-owner occupied properties.  Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties, and our non-performing loan balances have increased in recent periods primarily because of delinquencies in our non-owner occupied residential loan portfolio.  Since 2005, when we hired a new President and Chief Executive Officer, we have de-emphasized non-owner occupied residential mortgage lending and have focused, and intend to continue to focus, our residential mortgage lending primarily on originating residential mortgage loans secured by owner-occupied properties.  At September 30, 2010, 49.3% of our total loans were residential mortgage loans and 25.2% of our residential mortgage loans were secured by non-owner occupied properties.  We intend to expand our emphasis on residential mortgage lending because this type of lending generally carries lower credit risk and has contributed to our historically favorable asset quality.

Pursuing opportunities to increase commercial real estate lending and commercial business lending.

In recent periods, we have begun to focus on commercial real estate and commercial business lending and intend to continue this focus.  Commercial real estate loans and commercial business loans give us the opportunity to earn more income because these loans have higher interest rates than residential mortgage loans in order to compensate for the increased credit risk.  At September 30, 2010, commercial real estate loans and commercial business loans represented 15.5% and 8.9%, respectively, of our total loans.  We intend to continue to pursue these lending opportunities in our primary market area.

Pursuing opportunities to increase commercial real estate lending and commercial business lending.

During 2010, we began to integrate the Community First offices and customers by integrating the core operating systems of the Bank and Community First onto a single core operating system, which was successfully completed in August 2010.  This single system permits Bank customers to utilize all twelve office locations, permits Bank officers and staff to extract and monitor a standard set of information available from all office locations and allows the Bank to offer a uniform set of product offerings focus.

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

Balance Sheet Analysis

Cash and Cash Equivalents.  At September 30, 2010 and 2009, cash and cash equivalents totaled $11.3 million and $10.4 million, respectively.  The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are unavailable for investment but interest-bearing and the average amount of those reserve balances for the year ended September 30, 2010 was approximately $843,000.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate one-to four-family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans.  To a lesser extent, we originate various consumer loans including home equity lines of credit and credit cards.

Residential mortgage loans comprise the largest segment of our loan portfolio.  At September 30, 2010, these loans totaled $172.0 million, or 49.3% of total loans, compared to $185.8 million, or 51.6% of total loans at September 30, 2009.  Total residential mortgage loan balances decreased in 2010 primarily due to repayments.  We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 25-year and 30-year fixed-rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income.  Management intends to continue offering short-term adjustable rate residential mortgage loans and sell long-term fixed rate mortgage loans in the secondary market with servicing released.

Commercial real estate loans totaled $53.9 million, or 15.5% of total loans at September 30, 2010, compared to $48.1 million, or 13.4% of total loans at September 30, 2009.  The balance of commercial real estate loans has increased primarily due to greater opportunity to originate these loans during 2010 as a result of our increased commercial lending personnel and decreased competition in the marketplace. Management continues to focus on pursuing nonresidential loan opportunities in order to further diversify the loan portfolio.

Consumer loans totaled $36.8 million, or 10.5% of total loans, at September 30, 2010 compared to $43.2 million, or 12.0% of total loans, at September 30, 2009.  In general, consumer loans, including automobile loans, home equity lines of credit, unsecured loans and loans secured by deposits, have declined due to pay-downs, payoffs, charge-offs and management’s decision to focus on other lending opportunities with less inherent credit risk.  The largest decrease in this portfolio occurred with automobile loans, which decreased $4.9 million, or 26.7%, from September 30, 2009 to September 30, 2010.

Commercial business loans totaled $30.9 million, or 8.9% of total loans, at September 30, 2010 compared to $36.9 million, or 10.3% of total loans, at September 30, 2009.  Commercial business loan balances decreased primarily due to repayments.

Multi-family real estate loans totaled $20.4 million, or 5.8% of total loans at September 30, 2010, compared to $12.6 million, or 3.5% of total loans at September 30, 2009.  The balance of multi-family real estate loans increased primarily due to our increased commercial lending personnel and our offering of competitive short-term rates on these loans during 2010.

Residential construction loans totaled $15.9 million, or 4.6% of total loans, at September 30, 2010 of which $5.7 million were speculative construction loans.  At September 30, 2009, residential construction loans totaled $14.6 million, or 4.0% of total loans, of which $8.2 million were speculative loans.  The general slowdown in the housing market in our primary market area and, to a lesser extent, increased competition in the market for these loans has decreased the opportunity to originate these loans and grow this segment of the portfolio.  We intend to pursue quality construction lending opportunities as the housing market recovers.

Commercial construction loans totaled $9.9 million, or 2.8% of total loans, at September 30, 2010 compared to $7.6 million, or 2.1% of total loans at September 30, 2009.  The general slowdown of commercial construction in our primary market area and increased competition in the marketplace has decreased the opportunity to originate these loans and grow this segment of the portfolio.

Land and land development loans totaled $9.1 million, or 2.6% of total loans at September 30, 2010, compared to $11.2 million, or 3.1% of total loans at September 30, 2009.  These loans are primarily secured by vacant lots to be improved for residential and nonresidential development and farmland.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$172,007	49.33%	$185,800	51.61%	$113,518	64.20%	$104,297	60.33%	$101,122	59.29%
Commercial	53,869	15.45	48,090	13.36	15,459	8.74	18,364	10.62	19,090	11.19
Multi-family	20,360	5.84	12,584	3.50	3,282	1.86	1,275	0.74	1,821	1.07
Residential construction	15,867	4.55	14,555	4.04	6,189	3.50	11,583	6.70	20,562	12.06
Commercial construction	9,851	2.83	7,648	2.12	1,991	1.13	3,265	1.89	29	0.02
Land and land development	9,076	2.60	11,189	3.11	4,748	2.69	5,022	2.91	2,524	1.48
Total	281,030	80.60	279,866	77.74	145,187	82.12	143,806	83.19	145,148	85.11

Commercial business	30,905	8.86	36,901	10.25	14,411	8.15	12,645	7.31	10,232	6.00

Consumer:
Home equity lines of credit	16,335	4.68	17,365	4.82	9,970	5.64	8,275	4.79	6,049	3.55
Auto loans	13,405	3.84	18,279	5.08	1,950	1.10	1,946	1.13	1,675	0.98
Other	7,030	2.02	7,567	2.11	5,290	2.99	6,200	3.58	7,458	4.36
Total	36,770	10.54	43,211	12.01	17,210	9.73	16,421	9.50	15,182	8.89

Total loans	348,705	100.00%	359,978	100.00%	176,808	100.00%	172,872	100.00%	170,562	100.00%

Reserve for uncollected interest	–		–		–		-		1
Deferred loan origination fees and costs, net	(778)		(846)		(795)		(618)		(335)
Undisbursed portion of loans in process	2,057		3,306		1,067		4,822		3,333
Allowance for loan losses	3,811		3,695		1,729		1,297		868
Loans, net	$343,615		$353,823		$174,807		$167,371		$166,695

Loan Maturity

The following table sets forth certain information at September 30, 2010 regarding the dollar amount of loan principal repayments becoming due during the period indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.

	At September 30, 2010
(Dollars in thousands)	Residential Real Estate (1)	Commercial Real Estate (2)	Construction (3)	Commercial Business	Consumer	Total Loans
Amounts due in:
One year or less	$27,914	$25,191	$25,718	$20,607	$12,247	$111,677
More than one year to two years	13,985	12,157	-	3,219	7,340	36,701
More than two years to three years	12,575	8,478	-	2,435	5,182	28,670
More than three years to five years	15,470	7,412	-	2,506	5,260	30,648
More than five years to ten years	36,623	5,449	-	1,884	5,600	49,556
More than ten years to fifteen years	28,104	2,457	-	132	1,141	31,834
More than fifteen years	57,696	1,801	-	122	-	59,619
Total	$192,367	$62,945	$25,718	$30,905	$36,770	$348,705

(1)   Includes multi-family loans.
(2)   Includes farmland and land and land development loans.
(3)   Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2010 that are due after September 30, 2011, and have either fixed interest rates or adjustable interest rates.  The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$108,684	$55,769	$164,453
Commercial real estate (2)	26,792	10,962	37,754
Construction	-	-	-
Commercial business	7,591	2,707	10,298
Consumer	13,758	10,765	24,523
Total	$156,825	$80,203	$237,028

(1)   Includes multi-family loans.
(2)   Includes farmland and land and land development loans.

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated.

	Year Ended September 30,
(In thousands)	2010	2009	2008
Total loans at beginning of period	$359,978	$176,808	$172,872
Loans originated:
Residential real estate (1)	22,980	19,630	36,986
Commercial real estate (2)	7,386	8,360	7,154
Construction	9,762	3,258	7,918
Commercial business	10,050	13,883	8,648
Consumer	6,999	14,013	15,854
Total loans originated	57,177	59,144	76,560
Loans purchased	–	–	–
Increase due to acquisition of Community First	–	174,940	–
Deduct:
Loan principal repayments	(68,450)	(50,914)	(72,624)
Loan sales	–	–	–
Net loan activity	(11,273)	183,170	3,936
Total loans at end of period	$348,705	$359,978	$176,808

(1)   Includes multi-family loans.
(2)   Includes farmland and land and land development loans.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds and privately-issued collateralized mortgage obligations.  Available for sale securities increased by $37.4 million from September 30, 2009 to September 30, 2010 primarily due to purchases of $102.8 million, which more than offset maturities and calls of $32.6 million, sales of $23.5 million and principal repayments of $13.3 million.  The increase in available for sale securities was primarily funded by increases in deposits and Federal Home Loan Bank borrowings and the reinvestment of repayments on held to maturity securities and portfolio earnings.

Securities Held to Maturity.  Our held to maturity securities portfolio consists primarily of mortgage-backed securities issued by government sponsored enterprises and a municipal bond.  Held to maturity securities decreased by $2.9 million, or 42.6%, from September 30, 2009 to September 30, 2010 due primarily to sales of $426,000 of securities on which a substantial portion of the principal outstanding at acquisition had been collected, and principal repayments of $2.4 million.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2010		2009		2008
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Agency bonds and notes	$25,510	$25,705	$5,825	$5,845	$4,008	$4,059
Agency CMO	22,325	22,488	3,343	3,473	1,891	1,900
Privately-issued CMO	10,342	12,688	11,139	11,139	–	–
Privately-issued asset-backed	–	–	52	52	–	–
Municipal	33,109	34,877	17,081	17,512	4,669	4,642
Agency mortgage-backed securities	13,944	14,141	34,368	34,483	–	–
Other equity securities	–	77	–	76	–	96
Total	$105,230	$109,976	$71,808	$72,580	$10,568	$10,697

Securities held to maturity:
Municipal	$304	$308	$305	$308	$307	$310
Agency mortgage-backed securities	3,625	3,836	6,477	6,746	8,149	8,181
Total	$3,929	$4,144	$6,782	$7,054	$8,456	$8,491
The following table sets forth the activity in our investment securities portfolio during the periods indicated.

	At or For the Year Ended September 30,
(In thousands)	2010	2009	2008
Mortgage-backed securities:
Mortgage-backed securities, beginning of period (1)	$41,229	$8,181	$3,091
Purchases	10,020	4,005	6,040
Sales	(20,244)	–	–
Maturities	–	–	–
Repayments and prepayments	(12,356)	(3,454)	(992)
Net amortization of premiums and accretion of discounts on securities	(849)	(42)	(13)
Gains on sales	153	–	–
Increase in net unrealized gain	24	352	55
Increase due to acquisition of Community First	–	32,187	–
Net increase (decrease) in mortgage-backed securities	(23,252)	33,048	5,090
Mortgage-backed securities, end of period (1)	$17,977	$41,229	$8,181

Investment securities:
Investment securities, beginning of period (1)	$38,405	$11,007	$12,564
Purchases	92,742	44,547	7,577
Sales	(3,666)	(16,041)	–
Maturities	(32,605)	(17,300)	(9,000)
Repayments and prepayments	(3,366)	(985)	(107)
Net amortization of premiums and accretion of discounts on securities	801	(173)	(22)
Other than temporary impairment loss	(60)	–	–
Gains on sales	–	100	–
Increase (decrease) in net unrealized gain	3,892	529	(5)
Acquired with Community First	–	16,721	–
Net increase (decrease) in investment securities	57,738	27,398	(1,557)
Investment securities, end of period (1)	$96,143	$38,405	$11,007

(1)   At fair value.

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2010.  Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 34%.  Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available for sale:

Agency bonds and notes	$–	–%	$–	–%	$2,025	3.50%	$23,680	3.41%	$25,705	3.42%
Agency CMO	–	–	–	–	3,389	1.36	19,099	2.84	22,488	2.62
Privately-issued CMO	–	–	–	–	–	–	12,688	12.33	12,688	12.33
Municipal	178	6.18	965	6.27	5,994	6.61	27,740	6.28	34,877	6.34
Agency mortgage-backed securities	–	–	194	2.59	2,328	2.22	11,619	3.47	14,141	3.26
Total	$178	6.18%	$1,159	5.65%	$13,736	4.11%	$94,826	5.34%	$109,899	5.19%

Securities held to maturity:

Municipal	$304	5.70%	$–	–%	$–	–%	$–	–%	$304	5.70%
Agency mortgage-backed securities	–	–	511	4.68	–	–	3,114	4.71	3,625	4.71
Total	$304	5.70%	$511	4.68%	$–	–%	$3,114	4.71%	$3,929	4.79%

As of September 30, 2010, we did not own any investment securities of a single issuer, other than U.S. government and agency securities, that had an aggregate book value in excess of 10% of the Company’s stockholders’ equity at that date.

Deposits.  Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments.  Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and certificates of deposits.  Deposits increased $15.3 million from September 30, 2009 to September 30, 2010 primarily due to increases in noninterest-bearing checking of $3.5 million, interest-bearing checking of $8.4 million, money market deposit accounts of $1.2 million, interest-bearing savings of $3.0 million and offset by a decrease in certificates of deposits of $760,000.  We have continued to develop and promote cash management services including sweep accounts and remote deposit capture during 2010 in order to increase the level of commercial deposit accounts.  We believe that the development and promotion of these products has made us more competitive in attracting commercial deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2010	2009	2008
Non-interest-bearing demand deposits	$28,853	$25,388	$6,843
NOW accounts	64,831	56,398	39,340
Money market accounts	35,950	34,715	8,565
Savings accounts	39,104	36,132	17,974
Certificates of deposit	197,423	198,183	116,487
Total	$366,161	$350,816	$189,209

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2010.  Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)
Three months or less	$8,792
Over three through six months	12,241
Over six through twelve months	8,090
Over twelve months	23,319
Total	$52,442

The following table sets forth time deposits classified by rates at the dates indicated.

	At September 30,
(In thousands)	2010	2009	2008
0.00 - 1.00%	$65,409	$5,791	$–
1.01 - 2.00%	42,725	49,025	–
2.01 - 3.00% (1)	39,084	56,141	37,847
3.01 - 4.00%	19,944	40,015	22,816
4.01 - 5.00%	21,445	34,204	38,666
5.01 - 6.00%	6,695	6,923	4,869
6.01 - 7.00%	581	1,186	1,153
7.01 - 8.00%	1,540	4,898	4,878
8.01 - 9.00% (2)	–	–	6,258
Total	$197,423	$198,183	$116,487

(1)	Includes $6.4 million of our pension plan assets invested in certificates of deposit at September 30, 2009.
(2)	Represents the investment of our pension plan assets in certificates of deposit at September 30, 2008.

The following table sets forth the amount and maturities of time deposits at September 30, 2010.

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
0.00 - 1.00%	$59,119	$6,173	$36	$81	$65,409	33.13%
1.01 - 2.00%	23,911	13,005	3,299	2,510	42,725	21.64
2.01 - 3.00%	13,753	9,570	1,228	14,533	39,084	19.80
3.01 - 4.00%	4,468	6,829	2,061	6,586	19,944	10.10
4.01 - 5.00%	7,381	9,437	1,461	3,166	21,445	10.86
5.01 - 6.00%	4,275	697	–	1,723	6,695	3.39
6.01 - 7.00%	581	–	–	–	581	0.30
7.01 - 8.00%	1,424	–	–	116	1,540	0.78
Total	$114,912	$45,711	$8,085	$28,715	$197,423	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended September 30,
(In thousands)	2010	2009	2008
Beginning balance	$350,816	$189,209	$168,782
Increase due to acquisition of Community First	–	179,460	–
Increase (decrease) before interest credited	12,865	(21,633)	15,241
Interest credited	2,480	3,780	5,186
Net increase in deposits	15,345	161,607	20,427
Ending balance	$366,161	$350,816	$189,209

Borrowings. We use borrowings from the Federal Home Loan Bank of Indianapolis (FHLBI) consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments.  We also utilize retail and broker repurchase agreements as sources of borrowings.

The following table sets forth certain information regarding the Bank’s use of Federal Home Loan Bank borrowings.

	Year Ended September 30,
(Dollars in thousands)	2010	2009	2008
Maximum amount of FHLB borrowings outstanding at any month-end during period	$67,159	$55,773	$8,000
Average FHLB borrowings outstanding during period	59,319	14,946	6,422
Weighted average interest rate during period	1.70%	2.11%	3.60%
Balance outstanding at end of period	$67,159	$55,773	$8,000
Weighted average interest rate at end of period	1.66%	1.20%	3.36%

Borrowings from the FHLBI increased $11.4 million from September 30, 2009 to September 30, 2010. FHLBI borrowings are primarily used to fund loan demand and to purchase available for sale securities.  See Note 12 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding FHLBI borrowings.

The Bank acquired a retail repurchase agreement and broker repurchase agreements in the acquisition of Community First.  Prior to the acquisition, the Bank had not utilized repurchase agreements as sources of borrowings.  Since the transaction was consummated just prior to the close of business on September 30, 2009, the Bank had no average balances or weighted average interest rates during 2009 or 2008 for the repurchase agreements.

The following table sets forth certain information regarding the Bank’s use of borrowings under retail repurchase agreements.

	Year Ended September 30,
(Dollars in thousands)	2010	2009	2008
Maximum amount of retail repurchase agreements outstanding at any month-end during period	$1,312	$1,304	$–
Average retail repurchase agreements outstanding during period	1,308	–	–
Weighted average interest rate during period	0.50%	–	–
Balance outstanding at end of period	$1,312	$1,304	$–
Weighted average interest rate at end of period	0.63%	0.63%	–

The following table sets forth certain information regarding the Bank’s use of borrowings under repurchase agreements with broker-dealers.

	Year Ended September 30,
(Dollars in thousands)	2010	2009	2008
Maximum amount of broker repurchase agreements outstanding at any month-end during period	$15,899	$15,935	$–
Average broker repurchase agreements outstanding during period	15,722	–	–
Weighted average interest rate during period	2.10%	–	–
Balance outstanding at end of period	$15,509	$15,935	$–
Weighted average interest rate at end of period	1.62%	1.62%	–

See Note 11 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding repurchase agreements.

Results of Operations for the Years Ended September 30, 2010 and 2009

Overview. The Company reported net income of $2.6 million ($1.17 per share diluted; weighted average common shares outstanding of 2,244,643, as adjusted) for the year ended September 30, 2010, compared to net income of $33,000 ($0.01 per share diluted; weighted average common shares outstanding of 2,315,498, as adjusted) for the year ended September 30, 2009.

During the year ended September 30, 2010, the Company recognized one-time pretax charges of $705,000 in connection with the termination and settlement of the Bank’s defined benefit pension plan, $214,000 in severance compensation expense for the early retirement of several officers, $60,000 in professional fees for Sarbanes Oxley compliance implementation, and $882,000 and $319,000 for data processing and professional fees, respectively, in connection with the conversion of the Bank’s core operating system, discussed in “Noninterest Expense” below. A significant factor that adversely affected net income for 2009 was the $1.2 million charitable contribution discussed in “Noninterest Expense” below.

Net Interest Income.  Net interest income increased $11.6 million, or 134.6%, from $8.6 million for the year ended September 30, 2009 to $20.1 million for the year ended September 30, 2010 primarily as the result of increases in the average balance of interest earning assets and the interest rate spread from 2009 to 2010, despite a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities from 125.66% for 2009 to 109.89% for 2010.  The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, increased from 3.41% in 2009 to 4.44% in 2010.  This increase in the interest rate spread is primarily due to a decrease in the average cost of funds of 1.03% when comparing the two years while the average tax-equivalent yield on interest-earning assets was 5.93% for both 2010 and 2009.

Total interest income increased $13.3 million, or 101.9%, from $13.0 million for 2009 to $26.3 million for 2010.  The increase was the result of an increase of $228.4 million, or 103.2%, in the average balance of interest-earning assets from $221.3 million in 2009 to $449.7 million in 2009.  The average tax-equivalent yield on interest-earning assets was 5.93% for both 2010 and 2009.  The increase in interest-earning assets primarily relates to the acquisition of Community First and an increase in the investment securities portfolio.

Interest income on loans increased $10.8 million, or 95.2%, from $11.4 million for 2009 to $22.2 million for 2010 due primarily to an increase in the average balance of loans outstanding.  The average tax-equivalent yield on loans was 6.30% in 2009 compared to 6.33% in 2010.  Average loans outstanding increased $171.3 million, or 94.7%, from $180.9 million in 2009 to $352.2 million in 2010.  The increase in the average balance of loans outstanding primarily relates to the acquisition of Community First.  In addition, during 2010 and in an effort to increase the size and diversity of the loan portfolio, the Bank offered competitive rates on short-term multi-family and commercial real estate mortgage loans and was successful in originating these loans.  These increases more than offset decreases in commercial business loans and consumer loans.

Interest income on investment securities increased $2.4 million, or 152.8%, from $1.6 million for 2009 to $4.0 million for 2010 due primarily to an increase in the average balance of investment securities of $55.1 million, or 159.5%, from $34.6 million in 2009 to $89.7 million in 2010.  The average tax-equivalent yield on investments securities was 4.78% in 2009 compared to 4.80% in 2010.  The increase in average balance of investment securities primarily relates to the acquisition of Community First.  In addition, during 2010 and in an effort to maximize earnings and diversify the asset portfolio, the Bank increased its investments in U.S. government agency and sponsored enterprises securities, collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, and municipal bonds, while decreasing its investment in mortgage backed securities issued by U.S. government agencies and sponsored enterprises.

Interest income on interest-bearing deposits with banks decreased $17,000, or 51.5%, as a result of a $867,000 decrease in the average balance for 2010 compared to 2009 and a decrease in the average yield from 0.76% in 2009 to 0.44% in 2010.  During 2010, in order to mitigate the effects of declining market interest rates, management focused on reducing excess liquidity by investing in higher yielding loans and investment securities.

Total interest expense increased $1.7 million, or 38.1%, due to a $233.2 million increase in the average balance of interest-bearing liabilities from $176.1 in 2009 to $409.3 million in 2010, which more than offset a decrease in the average cost of funds from 2.52% in 2009 to 1.49% in 2010.  The average balance of interest-bearing deposits increased $171.8 million, or 106.6%, from $161.1 million in 2009 to $332.9 million in 2010 and the average cost of funds for deposits was 2.56% in 2009 compared to 1.43% in 2010.  The average balance of borrowings increased $61.5 million, or 411.0%, from $14.9 million in 2009 to $76.4 million in 2010 and the average cost of funds for borrowings was 2.11% in 2009 compared to 1.76% in 2010.  The increases in average balance of interest-bearing deposits and borrowings primarily relate to the acquisition of Community First.  The average cost of interest-bearing liabilities decreased for 2010 primarily as a result of a reduction in the rates offered on deposit accounts during 2010, the repricing of time deposits at lower market rates during 2010, and the use of lower-cost borrowings during 2010.

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

	Year Ended September 30,
	2010			2009			2008
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits with banks	$3,614	$16	0.44%	$4,481	$34	0.76%	$6,638	$163	2.46%
Loans	352,208	22,295	6.33	180,864	11,393	6.30	172,272	11,611	6.74
Investment securities	58,437	3,558	6.09	24,344	1,138	4.67	9,511	451	4.74
Mortgage-backed securities	31,309	750	2.40	10,238	516	5.04	6,144	291	4.74
Federal Home Loan Bank stock	4,170	69	1.65	1,353	46	3.40	1,336	68	5.09
Total interest-earning assets	449,738	26,688	5.93	221,280	13,127	5.93	195,901	12,584	6.42

Non-interest-earning assets	42,003			15,384			15,109
Total assets	$491,741			$236,664			$211,010

Liabilities and equity:
NOW accounts	$63,389	$387	0.61	$20,013	$94	0.47	$21,391	$144	0.67
Money market deposit accounts	33,736	260	0.77	7,702	109	1.42	7,134	127	1.78
Passbook accounts	37,438	99	0.26	18,528	45	0.24	17,923	86	0.48
Certificates of deposit	198,323	4,025	2.03	114,904	3,877	3.37	120,263	5,384	4.48
Total interest-bearing deposits	332,886	4,771	1.43	161,147	4,125	2.56	166,711	5,741	3.44

Borrowings (1)	76,369	1,346	1.76	14,946	315	2.11	6,422	231	3.60
Total interest-bearing liabilities	409,255	6,117	1.49	176,093	4,440	2.52	173,133	5,972	3.45

Non-interest-bearing deposits	27,024			6,820			5,823
Other non-interest-bearing liabilities	2,112			2,073			2,363
Total liabilities	438,391			184,986			181,319

Total equity	53,350			51,678			29,691
Total liabilities and equity	$491,741			$236,664			$211,010
Net interest income		$20,571			$8,687			$6,612
Interest rate spread			4.44%			3.41%			2.97%
Net interest margin			4.57%			3.93%			3.38%
Average interest-earning assets to average interest-bearing liabilities			109.89%			125.66%			113.15%

(1)	Includes Federal Home Loan Bank borrowings and repurchase agreements.

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

	Year Ended September 30, 2010 Compared to Year Ended September 30, 2009			Year Ended September 30, 2009 Compared to Year Ended September 30, 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$(6)	$(12)	$(18)	$(42)	$(87)	$(129)
Loans receivable	10,848	54	10,902	705	(923)	(218)
Investment securities	1,988	432	2,420	694	(7)	687
Mortgage-backed securities	314	(80)	234	206	19	225
Other interest-earning assets	31	(8)	23	1	(23)	(22)
Total interest-earning assets	13,175	386	13,561	1,564	(1,021)	543

Interest expense:
Deposits	1,103	(457)	646	(186)	(1,430)	(1,616)
Federal Home Loan Bank advances	1,074	(43)	1,031	122	(38)	84
Total interest-bearing liabilities	2,177	(500)	1,677	(64)	(1,468)	(1,532)
Net increase in net interest income	$10,998	$886	$11,884	$1,628	$447	$2,075

Provision for Loan Losses. The provision for loan losses increased $785,000 from $819,000 for the year ended September 30, 2009 to $1.6 million for the year ended September 30, 2010. The increase in the provision for loan losses is primarily due to net charge-offs totaling $1.5 million, which was primarily the result of three borrowing relationships, consisting of one secured by non-owner occupied investment properties ($142,000) and two secured by equity investments ($864,000).  It is management’s assessment that the allowance for loan losses at September 30, 2010 was adequate and appropriately reflected the inherent risk of loss in the Bank’s loan portfolio at that date.

During 2010, the Bank had net charge-offs of $1.5 million compared to $689,000 for 2009.  The loan portfolio decreased $10.2 million from $353.8 million at September 30, 2009 to $343.6 million at September 30, 2010, but experienced increases primarily in the multi-family and commercial mortgage loan portfolios, which generally have a lower level of inherent credit risk than commercial business loans and consumer loans. Nonperforming loans increased $692,000 from $5.3 million for 2009 to $6.0 million for 2010, but increased primarily in the residential real estate portfolio, which has a lower level of inherent risk than all other segments of the loan portfolio.  The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the increase in nonperforming loans.  See “Analysis of Nonperforming and Classified Assets” included herein.

Noninterest Income.  Noninterest income increased $1.7 million, or 130.9%, to $2.9 million for the year ended September 30, 2010 as compared $1.3 million for the year ended September 30, 2009.  The Bank’s principal source of noninterest income is deposit account service charges and this increased $1.0 million from $608,000 for 2009 to $1.6 million for 2010.  Commission income increased $141,000 from $26,000 for 2009 to $167,000 for 2010, the earnings on life insurance increased $87,000 from $171,000 for 2009 to $258,000 for 2010, and other income increased $330,000 from $329,000 for 2009 to $659,000 for 2010.  In addition, the Company recognized additional net gains $102,000 and $53,000 on sales of mortgage loans and securities available for sale, respectively, when comparing the two years.  These increases and additional gains were partially offset by an other than temporary impairment loss on securities of $60,000 and an unrealized loss on a derivative contract of $124,000 during 2010. The increases in services charges on deposits and other income, which relate primarily to ATM surcharge and EFT interchange fee income, is primarily a result of acquired Community First deposit accounts.

Noninterest Expense. Noninterest expenses increased $8.8 million, or 95.5%, to $18.0 million for the year ended September 30, 2010 compared to $9.2 million for the year ended September 30, 2009.  An increase in compensation and benefits expense represented $5.1 million of the increase in noninterest expense, primarily due to additional personnel resulting from the Community First acquisition, the one-time $705,000 cost related to the termination of the defined benefit pension plan and the $214,000 of severance compensation for the early retirement of several officers.  Occupancy and equipment expense and FDIC insurance premiums increased $1.2 million and $327,000, respectively, when comparing the two years, primarily as a result of the Community First acquisition and an industry-wide increase in FDIC insurance premiums.  Data processing expenses increased $1.2 million primarily as a result of the Community First acquisition and the one-time charges of $882,000 associated with the conversion of the core operating system. Professional fees increased $421,000, primarily as the result of $319,000 of fees associated with the conversion of the core operating system and $60,000 of consulting fees related to Sarbanes-Oxley compliance.  Other operating expense increased $1.4 million when comparing the two years, also primarily as a result of the Community First acquisition, including amortization of the acquired core deposit intangible of $294,000.  Charitable contributions decreased $1.2 million from 2009 to 2010 due to the $1.2 million one-time contribution to the First Savings Charitable Foundation during 2009.

Income Tax Expense. The Company recognized income tax expense of $808,000 for the year ended September 30, 2010, for an effective tax rate of 23.5%, compared to an income tax benefit of $252,000 for 2009.  The low effective tax rate for 2010 is due primarily to increased tax-exempt sources of income and the utilization of federal and state income tax credits.  The tax benefit for 2009 was due primarily to increased deferred tax assets related to the temporary timing difference generated by the charitable contribution to the First Savings Charitable Foundation.  See Note 16 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

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

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status.  When the loan becomes 15 days past due, a late notice is sent to the borrower and a late fee is assessed.  When the loan becomes 30 days past due, a more formal letter is sent.  Between 15 and 30 days past due, telephone calls are also made to the borrower.  After 30 days, we regard the borrower as in default.  The borrower may be sent a letter from our attorney and we may commence collection proceedings.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.  Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan.  Generally, we institute foreclosure proceedings when a loan is 60 days past due.  Management obtains the approval of the Board of Directors to proceed with foreclosure of property.  Management informs the Board of Directors monthly of all loans in nonaccrual status, all loans in foreclosure and all repossessed property and assets that we own.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure.  Holding costs and declines in fair value after acquisition of the property result in charges against income.  See Note 7 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding foreclosed real estate.

The following table provides information with respect to our nonperforming assets at the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be troubled debt restructurings.  The Bank had four troubled debt restructurings totaling $592,000, which were placed on non-accrual status, as of September 30, 2010.  We had no troubled debt restructurings classified as performing loans for the periods presented in the table.

	At September 30,
(Dollars in thousands)	2010	2009	2008	2007	2006
Non-accrual loans:
Residential real estate	$2,695	$1,995	$472	$99	$568
Commercial real estate	843	1,022	–	22	211
Multi-family	–	–	–	–	–
Land and land development	–	537	33	33	–
Construction	526	461	–	–	418
Commercial business	207	572	119	–	9
Consumer	302	145	174	277	368
Total	4,573	4,732	798	431	1,574

Accruing loans past due 90 days or more:
Residential real estate	594	128	678	572	–
Commercial real estate	327	–	–	104	–
Construction	272	228	–	–	–
Multi-family	–	–	–	–	–
Land and land development	–	–	–	–	–
Commercial business	137	67	–	–	–
Consumer	63	119	175	–	141
Total	1,393	542	853	676	141
Total of non-accrual and 90 days or more past due loans	5,966	5,274	1,651	1,107	1,715

Real estate owned	1,331	1,589	390	1,278	1,941
Other non-performing assets	171	64	146	198	45
Total non-performing assets	$7,468	$6,927	$2,187	$2,583	$3,701

Total non-performing loans to total loans	1.71%	1.47%	0.93%	0.64%	1.01%
Total non-performing loans to total assets	1.17%	1.10%	0.72%	0.54%	0.83%
Total non-performing assets and troubled debt restructurings to total assets	1.47%	1.44%	0.96%	1.27%	1.79%

Federal regulations require us to review and classify our assets on a regular basis.  In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful and loss.  “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  When we classify an asset as doubtful we may establish a specific valuation allowance for loan losses.  If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At September 30,
(In thousands)	2010	2009	2008
Special mention assets	$7,610	$6,559	$3,769
Substandard assets	12,332	8,080	1,650
Doubtful assets	3,221	1,216	618
Loss assets	–	–	–
Total classified assets	$23,163	$15,855	$6,037

Classified assets includes loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore, are not included as non-performing assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.  Classified assets also include investment securities that have experienced a downgrade of the security’s credit quality rating by various rating agencies.

At September 30, 2010, the Company held ten privately-issued CMO securities with an aggregate amortized cost of $2.1 million and fair value of $2.6 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.  Based on the independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO portfolio.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30,				At September 30,
	2010				2009
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	25	$1,926	34	$2,604	34	$2,328	13	$597
Commercial real estate	5	653	6	1,159	3	94	–	–
Multi-family	1	650	–	–	–	–	–	–
Construction	1	156	6	749	4	316	3	432
Commercial business	6	483	5	343	6	701	2	80
Land and land development	1	40	–	–	1	28	1	33
Consumer	33	248	13	211	72	622	27	221
Total	72	$4,156	64	$5,066	120	$4,089	46	$1,363

	At September 30,
	2008
	30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	7	$573	9	$570
Commercial real estate	–	–	–	–
Multi-family	–	–	–	–
Construction	1	35	1	252
Commercial business	1	36	–	–
Land and land development	–	–	1	33
Consumer	17	118	17	316
Total	26	$762	28	$1,171

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

Specific Valuation Allowance Required for Identified Problem Loans.  For doubtful loans that are also classified as impaired we establish a specific valuation allowance when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan.

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

Unallocated Valuation Allowance.  We may establish an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses.  Any unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimate specific and general losses in the loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2010			2009			2008
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$1,242	32.59%	49.33%	$1,493	40.40%	51.61%	$622	35.97%	64.20%
Commercial real estate	600	15.74	15.45	271	7.33	13.36	220	12.73	8.74
Multi-family	369	9.68	5.84	–	–	3.50	–	–	1.86
Construction	218	5.72	7.38	302	8.17	6.17	–	–	4.63
Land and land development	62	1.63	2.60	258	6.98	3.11	50	2.89	2.69
Commercial business	891	23.38	8.86	444	12.02	10.25	196	11.34	8.15
Consumer	429	11.26	10.54	927	25.10	12.00	641	37.07	9.73
Unallocated	–	–	–	–	–	–	–	–	–
Total allowance for loan losses	$3,811	100.00%	100.00%	$3,695	100.00%	100.00%	$1,729	100.00%	100.00%

	At September 30,
	2007			2006
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$267	20.59%	60.33%	$88	10.14%	59.29%
Commercial real estate	137	10.56	10.62	118	13.59	11.19
Multi-family	–	–	0.74	–	–	1.07
Construction	–	–	8.59	–	–	12.08
Land and land development	–	–	2.91	–	–	1.48
Commercial business	268	20.66	7.31	157	18.09	6.00
Consumer	625	48.19	9.50	505	58.18	8.89
Unallocated	–	–	–	–	–	–
Total allowance for loan losses	$1,297	100.00%	100.00%	$868	100.00%	100.00%

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

Analysis of Loan Loss Experience.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2010	2009	2008	2007	2006
Allowance for loan losses at beginning of period	$3,695	$1,729	$1,297	$868	$882
Provision for loan losses	1,604	819	1,540	758	813
Charge offs:
Residential real estate	334	580	1,085	–	528
Commercial real estate	–	–	–	216	–
Multi-family	–	–	–	–	–
Land and land development	5	–	–	–	–
Construction	–	–	–	–	–
Commercial business	964	39	–	9	–
Consumer	340	209	153	199	314
Total charge-offs	1,643	828	1,238	424	842

Recoveries:
Residential real estate	68	57	–	–	–
Commercial real estate	–	–	110	–	–
Multi-family	–	–	–	–	–
Land and land development	–	–	–	–	–
Construction	–	–	–	–	–
Commercial business	–	–	–	2	–
Consumer	87	82	20	93	15
Total recoveries	155	139	130	95	15
Net charge-offs	1,488	689	1,108	329	827
Increase due to acquisition of Community First	–	1,836	–	–	–

Allowance for loan losses at end of period	$3,811	$3,695	$1,729	$1,297	$868

Allowance for loan losses to non-performing loans	63.88%	70.06%	104.72%	117.16%	50.61%
Allowance for loan losses to total loans outstanding at the end of the period	1.09%	1.03%	0.98%	0.75%	0.51%
Net charge-offs to average loans outstanding during the period	0.42%	0.38%	0.64%	0.21%	0.51%

Interest Rate Risk Management.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration and generally selling in the secondary market substantially all newly originated one-to four-family residential real estate loans.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments; however, we acquired an interest rate cap contract in the acquisition of Community First.  See Note 21 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the use of derivative instruments.

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our NPV at September 30, 2010 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

At September 30, 2010
	Net Portfolio Value			Net Portfolio Value as a Percent of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
300	$42,861	$(13,261)	(24)%	8.63%	(214	)bp
200	49,898	(6,224)	(11)	9.85	(92	)bp
100	54,492	(1,630)	(3)	10.58	(19	)bp
0	56,122	-	-	10.77	-
(100)	56,666	544	1	10.79	2	bp

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

Liquidity Management.  Liquidity is the ability to meet current and future short-term financial obligations.  Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the FHLBI.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank regularly adjusts its investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2010, cash and cash equivalents totaled $11.3 million.  Securities classified as available-for-sale, amounting to $110.0 million at September 30, 2010, provide additional sources of liquidity.  At September 30, 2010, we had the ability to borrow a total of approximately $83.4 million from the FHLBI, of which $67.2 million was borrowed and outstanding.  See Note 12 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding FHLBI borrowings.  In addition, we had the ability to borrow the lesser of $10 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at September 30, 2010.  The Bank had no outstanding federal funds purchased under the facility at September 30, 2010.  See Note 10 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding federal funds purchased borrowings.

At September 30, 2010, the Bank had $47.9 million in commitments to extend credit outstanding.  Certificates of deposit due within one year of September 30, 2010 totaled $114.9 million, or 58.2% of certificates of deposit.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At September 30, 2010, the Company had liquid assets of $3.7 million.

The following tables present certain of our contractual obligations as of September 30, 2010.

		Payments due by period
(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Deferred director fee agreements	$439	$83	$11	$11	$334
Deferred compensation agreements (1)	225	33	72	81	39
Operating lease obligations	64	26	38	–	–
Repurchase agreements	16,821	1,312	15,509	–	–
FHLB borrowings	67,159	33,947	13,212	20,000	–
Total	$84,708	$35,401	$28,842	$20,092	$373

(1)	Includes deferred compensation agreement with a former officer that calls for annual payments of $9,000 until his death.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank borrowings.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive.  Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Financing and Investing Activities

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended September 30,
(In thousands)	2010	2009	2008
Investing activities:
Loan purchases	$–	$–	$–
Loan originations	(66,466)	(61,629)	(78,418)
Loan principal repayments	68,007	50,885	72,603
Loan sales	7,848	2,513	1,879
Proceeds from maturities and principal repayments of investment securities	35,971	17,300	9,107
Proceeds from maturities and principal repayments of mortgage-backed securities	12,356	4,438	992
Proceeds from sales of investment securities available- for-sale	3,666	16,041	–
Proceeds from sales of mortgage-backed securities available-for-sale	20,244	–	–
Purchases of investment securities	(92,742)	(44,547)	(7,577)
Purchases of mortgage-backed securities	(10,020)	(4,005)	(6,040)

Financing activities:
Increase (decrease) in deposits	15,345	(17,854)	20,427
Decrease in federal funds purchased	(1,180)	–	–
Decrease in repurchase agreements	(418)	–	–
Increase in Federal Home Loan Bank borrowings	11,386	18,061	5,000

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2010, the Bank exceeded all of its regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.  See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement,” and Note 24 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see Note 17 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

For the year ended September 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(b)	Internal Control Over Financial Reporting

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2010 is effective.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”).

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

The following table sets forth information as of September 30, 2010 about Company common stock that may be issued under the Company’s equity compensation plans.  All plans were approved by the Company’s stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	254,204	$13.25	–

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	254,204	$13.25	–

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
3.2	Bylaws of First Savings Financial Group, Inc. (1)
4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
10.1	Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank, F.S.B. and Larry W. Myers, dated October 7, 2009* (2)
10.2	Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank, F.S.B. and John P. Lawson, Jr., dated October 7, 2009* (2)
10.3	Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank, F.S.B. and Anthony A. Schoen, dated October 7, 2009* (2)
10.4	Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank, F.S.B. and Samuel E. Eckart, dated October 7, 2009* (2)
10.5	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (3)
10.6	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (3)
21.0	Subsidiaries of the Registrant
23.0	Consent of Monroe Shine & Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement
(1)
Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-151636), as amended, initially filed with the Securities and Exchange Commission on June 13, 2008.

(2)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009.
(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors
First Savings Financial Group, Inc.
Clarksville, Indiana

We have audited the accompanying consolidated balance sheets of First Savings Financial Group, Inc. and Subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Savings Financial Group, Inc. and Subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New Albany, Indiana
November 5, 2010

MONROE SHINE & CO., INC. ♦ CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND 2009

(In thousands, except share and per share data)	2010	2009

ASSETS
Cash and due from banks	$10,184	$8,359
Interest-bearing deposits with banks	1,094	2,045
Total cash and cash equivalents	11,278	10,404

Securities available for sale, at fair value	109,976	72,580
Securities held to maturity (fair value of $4,144 in 2010 and $7,054 in 2009)	3,929	6,782

Loans held for sale	1,884	317
Loans, net of allowance for loan losses of $3,811 in 2010 and $3,695 in 2009	343,615	353,823

Federal Home Loan Bank stock, at cost	4,170	4,170
Premises and equipment	9,492	9,916
Foreclosed real estate	1,331	1,589
Accrued interest receivable:
Loans	1,646	1,607
Securities	746	493
Cash surrender value of life insurance	8,234	3,931
Goodwill	5,940	5,882
Core deposit intangible	2,447	2,741
Other assets	3,754	6,576

Total Assets	$508,442	$480,811

LIABILITIES
Deposits:
Noninterest-bearing	$28,853	$25,388
Interest-bearing	337,308	325,428
Total deposits	366,161	350,816

Federal funds purchased	-	1,180
Repurchase agreements	16,821	17,239
Borrowings from Federal Home Loan Bank	67,159	55,773
Accrued interest payable	427	516
Advance payments by borrowers for taxes and insurance	252	341
Accrued expenses and other liabilities	2,471	2,069
Total Liabilities	453,291	427,934

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share
Authorized 20,000,000 shares; issued 2,542,042 shares	25	25
Additional paid-in capital	24,310	24,263
Retained earnings - substantially restricted	31,889	29,453
Accumulated other comprehensive income	2,959	932
Unearned ESOP shares	(1,501)	(1,796)
Unearned stock compensation	(1,202)	-
Less treasury stock, at cost - 127,102 shares	(1,329)	-
Total Stockholders' Equity	55,151	52,877

Total Liabilities and Stockholders' Equity	$508,442	$480,811

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands, except share and per share data)	2010	2009

INTEREST INCOME
Loans, including fees	$22,213	$11,361
Securities:
Taxable	3,296	1,402
Tax-exempt	668	166
Dividend income	69	46
Interest-bearing deposits with banks	16	33
Total interest income	26,262	13,008

INTEREST EXPENSE
Deposits	4,771	4,125
Repurchase agreements	337	-
Borrowings from Federal Home Loan Bank	1,009	315
Total interest expense	6,117	4,440

Net interest income	20,145	8,568
Provision for loan losses	1,604	819

Net interest income after provision for loan losses	18,541	7,749

NONINTEREST INCOME
Service charges on deposit accounts	1,637	608
Net gain on sales of securities available for sale	153	100
Other than temporary impairment loss on securities	(60)	-
Unrealized loss on derivative contract	(124)	-
Net gain on sales of mortgage loans	131	29
Increase in cash surrender value of life insurance	258	171
Gain on life insurance	95	-
Commission income	167	26
Other income	659	329
Total noninterest income	2,916	1,263

NONINTEREST EXPENSE
Compensation and benefits	8,925	3,787
Occupancy and equipment	2,125	902
Data processing	1,838	647
Advertising	360	167
Professional fees	941	520
FDIC insurance premiums	604	277
Charitable contributions	22	1,211
Net loss on foreclosed real estate	149	88
Other operating expenses	3,056	1,632
Total noninterest expense	18,020	9,231
Income (loss) before income taxes	3,437	(219)
Income tax expense (benefit)	808	(252)
Net Income	$2,629	$33

Net income per common share:
Basic	$1.17	$0.01
Diluted	$1.17	$0.01

Weighted average number of shares outstanding:
Basic	2,244,643	2,315,498
Diluted	2,244,643	2,315,498

Dividends per share on common shares	$0.08	$-

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

				Accumulated Other
				Comprehensive Income
				Net Unrealized	Defined	Unearned
				Gain on	Benefit	Stock
(In thousands, except share and per share data)	Common	Additional	Retained	Securities	Pension	Compensation	Treasury
	Stock	Paid-in Capital	Earnings	Available for Sale	Plan	and ESOP	Stock	Total

Balances at October 1, 2008	$-	$-	$29,420	$78	$222	$-	$-	$29,720

COMPREHENSIVE INCOME
Net income	-	-	33	-	-	-	-	33
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of deferred income tax expense of $319	-	-	-	486	-	-	-	486
Less: Reclassification adjustment for realized securities gains in earnings, net of tax expense of $40	-	-	-	(60)	-	-	-	(60)

Defined benefit pension plan:
Net unrecognized gain, net of tax expense of $135	-	-	-	-	206	-	-	206
Total comprehensive income								665

Issuance of common stock	25	24,269	-	-	-	(2,034)	-	22,260

Shares released by ESOP trust	-	(6)	-	-	-	238	-	232

Balances at September 30, 2009	$25	$24,263	$29,453	$504	$428	$(1,796)	$-	$52,877

COMPREHENSIVE INCOME
Net income	-	-	2,629	-	-	-	-	2,629
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of deferred income tax expense of $1,676	-	-	-	2,556	-	-	-	2,556
Less: Reclassification adjustment for realized securities gains in earnings, net of tax expense of $52	-	-	-	(101)	-	-	-	(101)

Defined benefit pension plan:
Reclassification adjustment for recognized gain on settlement, net of income tax expense of $281	-	-	-	-	(428)	-	-	(428)
Total comprehensive income								4,656

Cash dividends ($0.08 per share)	-	-	(193)	-	-	-	-	(193)
Shares released by ESOP trust	-	29	-	-	-	295	-	324
Purchase of common shares for restricted stock grants	-	(41)	-	-	-	(1,347)	-	(1,388)
Stock compensation expense	-	59	-	-	-	145	-	204
Purchase of 127,102 treasury shares	-	-	-	-	-	-	(1,329)	(1,329)

Balances at September 30, 2010	$25	$24,310	$31,889	$2,959	$-	$(2,703)	$(1,329)	$55,151

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,629	$33
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,604	819
Depreciation and amortization	1,172	301
Amortization of premiums and accretion of discounts on securities, net	51	215
Mortgage loans originated for sale	(9,289)	(2,484)
Proceeds on sale of mortgage loans	7,848	2,513
Gain on sale of mortgage loans	(131)	(29)
Net realized and unrealized gain on foreclosed real estate	(30)	(21)
Net gain on sales of securities available for sale	(153)	(100)
Other than temporary impairment loss on securities	60	-
Unrealized loss on derivative contract	124	-
Gain on life insurance	(95)	-
Increase in cash surrender value of life insurance	(259)	(176)
Deferred income taxes	251	(537)
ESOP and stock compensation expense	532	227
Contribution of common stock to charitable foundation	-	1,100
Increase in accrued interest receivable	(292)	(43)
Decrease in accrued interest payable	(89)	(33)
Change in other assets and liabilities, net	909	1,392
Net Cash Provided By Operating Activities	4,842	3,177

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(102,762)	(48,552)
Proceeds from sales of securities available for sale	23,910	16,041
Proceeds from maturities of securities available for sale	32,605	17,300
Principal collected on mortgage-backed securities	15,722	4,438
Net (increase) decrease in loans	7,856	(8,077)
Purchase of Federal Home Loan Bank stock	-	(34)
Investment in cash surrender value of life insurance	(4,200)	-
Proceeds from life insurance	251	-
Proceeds from sale of foreclosed real estate	970	155
Purchase of premises and equipment	(454)	(178)
Net cash paid in acquisition of Community First Bank	-	(16,548)
Net Cash Used In Investing Activities	(26,102)	(35,455)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	15,345	(17,854)
Net decrease in federal funds purchased	(1,180)	-
Net decrease in repurchase agreements	(418)	-
Increase in Federal Home Loan Bank line of credit	6,261	661
Proceeds from Federal Home Loan Bank advances	98,439	46,950
Repayment of Federal Home Loan Bank advances	(93,314)	(29,550)
Net decrease in advance payments by borrowers for taxes and insurance	(89)	(64)
Purchase of treasury stock	(1,329)	-
Purchase of common shares for restricted stock grants	(1,388)	-
Dividends paid	(193)	-
Proceeds from issuance of common stock	-	21,160
Net Cash Provided By Financing Activities	22,134	21,303

Net Increase (Decrease) in Cash and Cash Equivalents	874	(10,975)

Cash and cash equivalents at beginning of period	10,404	21,379

Cash and Cash Equivalents at End of Period	$11,278	$10,404

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Savings Financial Group, Inc. (the Company) is the thrift holding company of First Savings Bank, F.S.B. (the Bank), a wholly-owned subsidiary. The Bank is a federally-chartered savings bank which provides a variety of banking services to individuals and business customers through twelve locations in southern Indiana. The Bank’s primary source of revenue is interest earned on residential mortgage loans.

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

Basis of Consolidation and Reclassifications

The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with generally accepted accounting principles and conform to general practices within the banking industry.  Intercompany balances and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform with current year presentation.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

Investment Securities

Securities Available for Sale:  Securities available for sale consist primarily of mortgage-backed  and other debt securities and are stated at fair value.  The Company holds mortgage-backed securities issued by the Government National Mortgage Association (GNMA), a U.S. government agency, and the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), government-sponsored enterprises, as well as privately-issued collateralized mortgage obligations and other mortgage-backed securities. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities.  Collateralized mortgage obligations (CMOs) are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.  The Company also holds debt securities issued by government-sponsored agencies and municipal bonds.  Amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments.  Unrealized gains and losses, net of tax, on securities available for sale are included in other comprehensive income and the accumulated unrealized holding gains and losses are reported as a separate component of equity until realized.  Realized gains and losses on the sale of securities available for sale are determined using the specific identification method and are included in other noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.

Securities Held to Maturity: Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments.  The Company classifies certain mortgage-backed securities and municipal obligations as held to maturity.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value.  The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage loan commitments at market rates when initiated.  At September 30, 2010, the Bank had commitments to originate $755,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed.  Fair value is estimated based on fees that would be charged on commitments with similar terms.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(1 - continued)

Loans and Allowance for Loan Losses

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

Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method.  Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

The recognition of income on a loan is discontinued and previously accrued interest is reversed, when interest or principal payments become ninety (90) days past due unless, in the opinion of management, the outstanding interest remains collectible.  Past due status is determined based on contractual terms.  Generally, by applying the cash receipts method, interest income is subsequently recognized only as received until the loan is returned to accrual status.  The cash receipts method is used when the likelihood of further loss on the loan is remote.  Otherwise, the Bank applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance until the loan qualifies for return to accrual status.  A loan is restored to accrual status when all principal and interest payments are brought current and the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.  The Bank’s practice is to charge off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(1 - continued)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. The Company uses the straight line method of computing depreciation at rates adequate to amortize the cost of the applicable assets over their estimated useful lives.  Maintenance and repairs are expensed as incurred.  The cost and related accumulated depreciation of assets sold, or otherwise disposed of, are removed from the related accounts and any gain or loss is included in earnings.

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

At the time of foreclosure, foreclosed real estate is recorded at the lower of fair value less estimated costs to sell or cost, which becomes the property’s new basis.  Any write-downs based on the property’s fair value at date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell.  Costs incurred in maintaining foreclosed real estate and subsequent impairment adjustments to the carrying amount of a property, if any, are included in noninterest expense.

Cash Surrender Value of Life Insurance

The Bank has purchased life insurance policies on certain directors, officers and key employees to help offset costs associated with the Bank’s compensation and benefit programs.  Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(1 - continued)

Securities Lending and Financing Arrangements

Securities purchased under agreements to resell (reverse repurchase agreements) and securities sold under agreements to repurchase (repurchase agreements) are treated as collateralized lending and borrowing transactions, respectively, and are carried at the amounts at which the securities were initially acquired or sold.

Benefit Plans

The Bank had a defined benefit pension plan covering substantially all employees in the service of the Bank on June 30, 2008, the date the accrual of benefits and participation were frozen.  The Bank terminated and settled the plan in April 2010 following receipt of approval from the Internal Revenue Service.  It was the policy of the Bank to fund the maximum amount that could be deducted for federal income tax purposes but in amounts not less than the minimum amounts required by law.  The Bank also provides a contributory defined contribution plan available to all eligible employees.  On October 6, 2008, the Company established a leveraged employee stock ownership plan covering substantially all employees.  The Company accounts for the employee stock ownership plan in accordance with ASC 718-40, Employee Stock Ownership Plans.  Dividends declared on allocated shares are recorded as a reduction of retained earnings and paid to the participants’ accounts.  As shares are committed to be released for allocation to participants’ accounts, compensation expense is recognized based on the average fair value of the shares and the shares become available for earnings per share calculations.

Stock Based Compensation

In December 2009, the Company adopted the 2010 Equity Incentive Plan (Plan) and the Plan was approved by the Company’s shareholders in February 2010.  The Plan provides for the award of stock options, restricted shares and performance shares.  The Company has adopted the fair value based method of accounting for stock-based compensation prescribed in ASC 718 for its stock plan.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(1 - continued)

Income Taxes - continued

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes.  Income tax reporting and financial statement reporting rules differ in many respects.  As a result, there will often be a difference between the carrying amount of an asset or liability as presented in the accompanying consolidated balance sheets and the amount that would be recognized as the tax basis of the same asset or liability computed based on the effects of tax positions recognized, as described in the preceding paragraph.  These differences are referred to as temporary differences because they are expected to reverse in future years. Deferred income tax assets are recognized for temporary differences where their future reversal will result in future tax benefits.  Deferred income tax assets are also recognized for the future tax benefits expected to be realized from net operating loss or tax credit carryforwards.   Deferred income tax liabilities are recognized for temporary differences where their future reversal will result in the payment of future income taxes.  Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Advertising Costs

Advertising costs are charged to operations when incurred.

Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2009, the FASB issued two standards which change the way entities account for securitizations and special-purpose entities:  Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets, (ASC Topic 860) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (ASC Topic 810).  SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This statement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  These new standards require a number of new disclosures.  SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  These statements are effective at the beginning of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of these statements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(1 - continued)

Recent Accounting Pronouncements - continued

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU amends ASC Topic 820 to provide users of financial statements with additional information regarding fair value.  New disclosures required by the ASU include disclosures of significant transfers between Level 1 and Level 2 and the reasons for such transfers, disclosure of the reasons for transfers in or out of Level 3 and that significant transfers into Level 3 be disclosed separately from significant transfers out of Level 3, and disclosure of the valuation techniques used in connection with Level 2 and Level 3 valuations and the reason for any changes in valuation methods.  This ASU will generally be effective for interim and annual periods beginning after December 15, 2009.  However, disclosures of purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements.  The ASU requires Securities and Exchange Commission (SEC) filers to evaluate subsequent events through the date the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated.  The FASB believes these amendments alleviate potential conflicts with the SEC’s requirements.  The ASU was effective upon issuance for the Company.  The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (Topic 310).  Under the amendments, modifications of loans that are accounted for within pools under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  However, loans within the scope of Subtopic 310-30 that are accounted for individually will continue to be subject to the troubled debt restructuring accounting provisions.  The ASU is effective for modifications of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial position or results of operations.

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
SEPTEMBER 30, 2010 AND 2009

(2)	ACQUISITION OF COMMUNITY FIRST BANK

On September 30, 2009, the Company acquired 100 percent of the outstanding common shares of Community First Bank (Community First), a full service community bank located in Corydon, Indiana, pursuant to an Agreement and Plan of Merger dated April 28, 2009.  The acquisition expanded the Company’s presence into Harrison, Crawford and Washington Counties, Indiana.  The Company expects to benefit from growth in this market area as well as from expansion of the banking services provided to the existing customers of Community First.

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
SEPTEMBER 30, 2010 AND 2009

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

The following unaudited pro forma combined results of operations for the year ended September 30, 2009 assumes that the acquisition was consummated on October 1, 2008:

(In thousands, except per share data)

Interest income	$27,952
Interest expense	12,176
Net interest income	15,776
Provision for loan losses	1,360
Net interest income after provision for loan losses	14,416
Noninterest income	2,083
Noninterest expenses	19,122
Loss before income taxes	(2,623)
Income tax benefit	(1,008)

Net loss	$(1,615)

Net loss per common share, basic	$(0.70)

Net loss per common share, diluted	$(0.70)

In addition to combining the historical results of operations, the pro forma calculations consider the purchase accounting adjustments and nonrecurring charges directly related to the acquisition and the related tax effects.  The pro forma calculations do not include any anticipated cost savings as a result of the acquisition.  The pro forma results of operations are presented for informational purposes only and are not necessarily indicative of the actual results of operations that would have occurred had the Community First acquisition actually been consummated on October 1, 2008, or results that may occur in the future.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(3)	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are unavailable for investment but interest-bearing.  The average amount of those reserve balances for the year ended September 30, 2010 was approximately $843,000.  The Bank was not required to maintain reserve balances on hand and with the Federal Reserve Bank during the year ended September 30, 2009.

(4)	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.  The amortized cost of securities and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2010:
Securities available for sale:
Agency bonds and notes	$25,510	$196	$1	$25,705
Agency mortgage-backed	13,944	226	29	14,141
Agency CMO	22,325	224	61	22,488
Privately-issued CMO	10,342	2,418	72	12,688
Municipal	33,109	1,920	152	34,877
Subtotal – debt securities	105,230	4,984	315	109,899
Equity securities	-	77	-	77
Total securities available for sale	$105,230	$5,061	$315	$109,976
Securities held to maturity:
Agency mortgage-backed	$3,625	$211	$-	$3,836
Municipal	304	4	-	308
Total securities held to maturity	$3,929	$215	$-	$4,144

September 30, 2009:
Securities available for sale:
Agency bonds and notes	$5,825	$20	$-	$5,845
Agency mortgage-backed	34,368	115	-	34,483
Agency CMO	3,343	130	-	3,473
Privately-issued CMO	11,139	-	-	11,139
Privately-issued ABS	52	-	-	52
Municipal	17,081	431	-	17,512
Subtotal – debt securities	71,808	696	-	72,504
Equity securities	-	76	-	76
Total securities available for sale	$71,808	$772	$-	$72,580

Securities held to maturity:
Agency mortgage-backed	$6,477	$269	$-	$6,746
Municipal	305	3	-	308
Total securities held to maturity	$6,782	$272	$-	$7,054

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(4 – continued)

The amortized cost and fair value of debt securities as of September 30, 2010 by contractual maturity are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due within one year	$174	$178	$304	$308
Due after one year through five years	910	965	-	-
Due after five years through ten years	7,595	8,019	-	-
Due after ten years	49,940	51,420	-	-
	58,619	60,582	304	308

Equity securities	-	77	-	-
Collateralized mortgage obligations	32,667	35,176	-	-
Mortgage-backed securities	13,944	14,141	3,625	3,836

	$105,230	$109,976	$3,929	$4,144

Information pertaining to securities with gross unrealized losses at September 30, 2010, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number	Gross
	of Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses

Securities available for sale:

Continuous loss position less than twelve months:
Agency bonds and notes	1	$1,999	$1
Agency mortgage-backed	6	3,837	29
Agency CMO	4	5,901	61
Privately-issued CMO	6	290	72
Municipal bonds	2	3,233	152

Total securities available for sale	19	$15,260	$315

At September 30, 2010, the Company did not have any securities held to maturity with an unrealized loss or securities that had been in a continuous loss position for more than twelve months.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The total available for sale debt securities in loss positions at September 30, 2010 have depreciated approximately 2.0% from the Bank’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 2.88% and a weighted-average coupon rate of 4.83%.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(4 – continued)

U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal bonds in loss positions at September 30, 2010 had depreciated approximately 1.6% from the amortized cost basis.  All of the federal agency and municipal securities are backed by federal government agencies, government sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues.

At September 30, 2010, the six privately-issued CMO securities in loss positions had depreciated approximately 19.9% from the amortized cost basis and include securities collateralized by home equity lines of credit or other mortgage-related loan products.  All such investments except two securities with fair values totaling $26,000 and unrealized losses of $7,000 at September 30, 2010 continued to be rated by a nationally recognized statistical rating organization as investment grade assets.

The unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO portfolio each quarter using an independent third party analysis.  At September 30, 2010, the Company held ten privately-issued CMO securities with an aggregate amortized cost of $2.1 million and fair value of $2.6 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.  Based on the independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO portfolio.  While management does not anticipate a credit-related impairment loss at September 30, 2010, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

During 2010 the Company recognized an other-than-temporary write-down charge to earnings of $60,000 representing the total amortized cost of a privately-issued asset-backed security.  The security was determined to be other-than-temporarily impaired because it matured during 2010 and the Company does not anticipate recovering its investment in the security.

Certain available for sale debt securities were pledged under repurchase agreements and to secure federal funds borrowings and Federal Home Loan Bank borrowings at September 30, 2010 and 2009.  (see Notes 10, 11 and 12)

During the year ended September 30, 2010, the Company realized gross gains on sales of available for sale U.S. government agency mortgage-backed securities of $179,000 and gross losses on sales of available for sale U.S. government agency mortgage-backed securities of $26,000.   The Company realized gross gains on sales of available for sale U.S. government agency notes of $105,000 and gross losses on sales of available for sale U.S. government agency notes of $5,000 for the year ended September 30, 2009.

During the year ended September 30, 2010, debt securities with an amortized cost of $426,000 were transferred from held to maturity to the available for sale classification due to a change in management’s intent because of balance sheet management considerations.  A substantial portion of the principal outstanding at acquisition had been collected on each of the securities prior to the transfer.  The securities were sold upon transfer and gross realized gains of $6,000 and a gross realized loss of $1,000 were recognized.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(5)	LOANS

Loans at September 30, 2010 and 2009 consisted of the following:

(In thousands)	2010	2009

Real estate mortgage:
1-4 family residential	$172,007	$185,800
Multi-family residential	20,360	12,584
Commercial	53,869	48,090
Residential construction	15,867	14,555
Commercial construction	9,851	7,648
Land and land development	9,076	11,189
Commercial business loans	30,905	36,901
Consumer:
Home equity loans	16,335	17,365
Auto loans	13,405	18,279
Other consumer loans	7,030	7,567
Gross loans	348,705	359,978

Deferred loan origination fees and costs, net	778	846
Undisbursed portion of loans in process	(2,057)	(3,306)
Allowance for loan losses	(3,811)	(3,695)

Loans, net	$343,615	$353,823

Mortgage loans serviced for the benefit of others amounted to $514,000 and $668,000 at September 30, 2010 and 2009, respectively.  No mortgage servicing rights have been capitalized since the year ended September 30, 1999.

An analysis of the allowance for loan losses is as follows:

(In thousands)	2010	2009
Beginning balances	$3,695	$1,729
Recoveries	155	139
Loans charged-off	(1,643)	(828)
Provision for loan losses	1,604	819
Increase due to acquisition of Community First	-	1,836

Ending balances	$3,811	$3,695

At September 30, 2010, residential mortgage loans secured by one-to-four family residential properties without private mortgage insurance or government guaranty and with loan-to-value ratios exceeding 90% amounted to $2.8 million.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(5 – continued)

The total recorded investment in nonaccrual loans amounted to $4.6 million and $4.7 million at September 30, 2010 and 2009, respectively.  The total recorded investment in loans past due ninety days or more and still accruing interest amounted to $1.3 million and $542,000 at September 30, 2010 and 2009, respectively.  Information about impaired loans and the related allowance for loan losses is presented below.

(In thousands)	2010	2009

At end of year:
Impaired loans with related allowance	$1,200	$607
Impaired loans with no allowance	4,766	4,667
Total	$5,966	$5,274

Allowance related to impaired loans	$329	$303
Average balance of impaired loans during the year	6,152	2,461
Interest income recognized in the statements of income during the periods of impairment	40	18
Interest income received during the periods of impairment – cash method	100	28

Included in impaired loans at September 30, 2010 are loans totaling $592,000 for which the Bank has modified the repayment terms, and therefore are considered to be troubled debt restructurings.  Included in impaired loans with no related allowance at September 30, 2010 are $1.7 million of impaired loans acquired in the acquisition of Community First (see Note 2).

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

The following is a summary of activity for related party loans for the years ended September 30, 2010 and 2009:

(In thousands)	2010	2009
Beginning balance	$9,499	$3,585
New loans and advances	402	1,191
Repayments	(3,174)	(724)
Reclassifications	(293)	(308)
Increase due to acquisition of Community First	-	5,755
Ending balance	$6,434	$9,499

(6)	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

(In thousands)	2010	2009
Land and land improvements	$1,974	$1,974
Office buildings	8,663	8,581
Furniture, fixtures and equipment	3,068	2,977
	13,705	13,532
Less accumulated depreciation	4,213	3,616
Totals	$9,492	$9,916
Depreciation expense of $878,000 and $301,000 was recognized for the years ended September 30, 2010 and 2009, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(7)	FORECLOSED REAL ESTATE

At September 30, 2010 and 2009, the Bank had foreclosed real estate held for sale of $1.3 million and $1.6 million, respectively.  During the years ended September 30, 2010 and 2009, foreclosure losses in the amount of $269,000 and $400,000, respectively, were charged-off to the allowance for loan losses.  The losses on subsequent write downs of foreclosed real estate amounted to $106,000 in fiscal year 2010 and is aggregated with realized gains and losses from the sale of foreclosed real estate and real estate taxes and other expenses of holding foreclosed real estate.  There were no losses on subsequent writedowns of foreclosed real estate during fiscal year 2009.  Net realized gains from the sale of foreclosed real estate amounted to $87,000 and $1,000 for the years ended September 30, 2010 and 2009, respectively.  Real estate taxes and other expenses of holding foreclosed real estate, net of income received from the operation of foreclosed real estate properties, amounted to $130,000 and $88,000 for the years ended September 30, 2010 and 2009, respectively.  The net loss is reported in noninterest expense.  Realized gains from the sale of foreclosed real estate totaling $51,000 and $20,000 were deferred for the years ended September 30, 2010 and 2009, respectively, because the sales were financed by the Bank and did not qualify for recognition under generally accepted accounting principles.  At September 30, 2010 and 2009, aggregate deferred gains on the sale of foreclosed real estate financed by the Bank amounted to $101,000 and $51,000, respectively.

(8)	GOODWILL AND OTHER INTANGIBLES

Goodwill acquired in the acquisition of Community First is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value.  No impairment of goodwill was recognized during 2010 or 2009.

The changes in the carrying amount of goodwill for the years ended September 30, 2010 and 2009 are summarized as follows:

(In thousands)	2010	2009
Beginning balance	$5,882	$-
Community First acquisition	-	5,882
Additional consideration related to Community First acquisition	58	-
Ending balance	$5,940	$5,882

The following is a summary of other intangible assets subject to amortization:

(In thousands)	2010	2009
Acquired in Community First acquisition	$2,741	$2,741
Less accumulated amortization	(294)	-
Ending balance	$2,447	$2,741

Amortization expense of intangibles amounted to $294,000 for the year ended September 30, 2010.  The Company recognized no amortization expense related to intangibles during 2009.  Estimated amortization expense for the core deposit intangible acquired in the acquisition of Community First for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)
2011	$294
2012	294
2013	294
2014	294
2015	294
2016 and thereafter	977
Total	$2,447

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(9)	DEPOSITS

The aggregate amount of time deposit accounts (certificates of deposit) with balances of $100,000 or more was $52.4 million and $53.1 million at September 30, 2010 and 2009, respectively.

At September 30, 2010, scheduled maturities of certificates of deposit were as follows:

Years ending September 30:	(In thousands)

2011	$114,912
2012	45,711
2013	8,085
2014	7,043
2015 and thereafter	21,672

Total	$197,423

The Bank held deposits of $4.5 million and $7.1 million for related parties at September 30, 2010 and 2009, respectively.

(10)	FEDERAL FUNDS PURCHASED

On May 21, 2010, the Bank entered into a federal funds purchased line of credit facility with another financial institution that established a line of credit not to exceed the lesser of $10 million or 25% of the Bank’s equity capital excluding reserves. Availability under the line of credit is subject to continued borrower eligibility and expires on June 30, 2011 unless it is extended.  The line of credit is intended to support short-term liquidity needs, and the agreement states that the Bank may borrow under the facility for up to seven consecutive days without pledging collateral to secure the borrowing. At September 30, 2010, the Bank had no outstanding federal funds purchased under the facility.

At September 30, 2009, the Bank had an outstanding federal funds purchased balance of $1.2 million from another financial institution at an interest rate of 0.32%, secured by available for sale debt securities with an amortized cost and fair value of $3.8 million.

(11)	REPURCHASE AGREEMENTS

Repurchase agreements include retail repurchase agreements representing overnight borrowings from deposit customers and long-term repurchase agreements with broker-dealers.

Repurchase agreements are summarized as follows:
	2010		2009
	Weighted		Weighted
	Average		Average
(In thousands)	Rate	Amount	Rate	Amount

Retail repurchase agreements	0.63%	$1,312	0.63%	$1,304

Broker-dealer repurchase agreements:
Long-term agreements:
Maturing November 2011	1.60%	10,342	1.60%	10,635
Maturing December 2011	1.65%	5,167	1.65%	5,300

Total repurchase agreements		$16,821		$17,239

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(11 – continued)

The debt securities underlying the retail repurchase agreements were under the control of the Bank at September 30, 2010 and 2009. The securities underlying the broker-dealer repurchase agreements were delivered to the broker-dealer who arranged the transactions.

Information concerning borrowings under retail repurchase agreements as of and for the year ended September 30, 2010 is summarized as follows:

(In thousands)

Weighted average interest rate during the year	0.50%
Average balance during the year	$1,308
Maximum month-end balance during the year	1,312

Available for sale debt securities underlying the agreements at September 30:

Amortized cost	$2,500
Fair value	2,530

Information concerning borrowings under repurchase agreements with broker-dealers as of and for the year ended September 30, 2010 is summarized as follows:

(In thousands)

Weighted average interest rate during the year	2.10%
Average balance during the year	$15,722
Maximum month-end balance during the year	15,899

Available for sale debt securities underlying the agreements at September 30:

Amortized cost	$15,939
Fair value	16,233

Interest expense on repurchase agreements for the year ended September 30, 2010 is summarized as follows:

(In thousands)

Broker-dealer repurchase agreements	$331
Retail repurchase agreements	6

Total	$337

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(12)	BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2010 and 2009, borrowings from the Federal Home Loan Bank were as follows:

	2010		2009
	Weighted		Weighted
	Average		Average
(In thousands)	Rate	Amount	Rate	Amount

Advances maturing in:
2010	-	$-	0.57%	$36,650
2011	0.56%	27,025	0.98%	5,175
2013	3.04%	13,212	3.04%	13,287
2015	2.66%	20,000	-	-

Total advances		60,237		55,112

Line of credit balance	0.47%	6,922	0.47%	661

Total borrowings from Federal Home Loan Bank		$67,159		$55,773

The Bank entered into an Advances, Pledge and Security Agreement with the Federal Home Loan Bank of Indianapolis (FHLBI), allowing the Bank to initiate advances from the FHLBI. The advances are secured under a blanket collateral agreement. At September 30, 2010 and 2009, the eligible blanket collateral included residential mortgage loans with carrying values of $176.1 million and $173.0 million, respectively. Also, the Bank has specifically pledged certain available for sale debt securities with an amortized cost and fair value of $8.2 million as collateral under the agreement as of September 30, 2009. No securities were specifically pledged at September 30, 2010.

On August 2, 2010, the Bank entered into an Overdraft Line of Credit Agreement with the FHLBI which established a line of credit not to exceed $10.0 million secured under the blanket collateral agreement. This agreement expires on February 2, 2011. At September 30, 2010, borrowings of $6.9 million were outstanding under this agreement at a rate of 0.47%.

(13)	DEFERRED COMPENSATION PLANS

The Bank has deferred compensation agreements with former officers who are receiving benefits under these agreements. The agreements provide for the payment of specific benefits following retirement. Deferred compensation expense was $24,000 and $27,000 for the years ended September 30, 2010 and 2009, respectively.

The Company has a directors’ deferred compensation plan whereby a director, at his election, defers a portion of his monthly director fees into an account with the Company. The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%. The deferral period extends to the director’s normal retirement age of 70. The benefits under the plan are payable for a period of fifteen years following normal retirement, however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death. Deferred compensation expense for this plan was $98,000 and $66,000 for the years ended September 30, 2010 and 2009, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(14)	BENEFIT PLANS

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

Effective June 30, 2008, the Bank curtailed the accrual of benefits for active participants in the defined benefit pension plan. As a result of the curtailment, each active participant’s pension benefit was determined based on the participant’s compensation and duration of employment as of June 30, 2008, and compensation and employment after that date was not taken into account in determining pension benefits under the plan. In April 2010, the Bank received approval from the Internal Revenue Service to terminate the plan. The termination of the plan and the settlement of the plan obligations resulted in the allocation of excess plan assets to the active plan participants in April 2010.

The following table sets forth the reconciliations of the benefit obligation, the fair value of plan assets, and the funded status of the Bank’s plan as of and for the years ended September 30, 2010 and 2009:

(In thousands)	2010	2009

Change in projected benefit obligation:
Balance at beginning of year	$4,923	$5,051
Interest cost	149	376
Actuarial loss (gain)	905	(354)
Benefits paid prior to settlement	(89)	(150)
Net settlement of benefit obligation	(5,888)	-
Balance at end of year	$-	$4,923

Change in plan assets:
Fair value of plan assets at beginning of year	$6,412	$6,198
Actual return on plan assets	60	361
Administrative expenses	(112)	-
Benefits paid	(6,360)	(147)
Fair value of plan assets at end of year	$-	$6,412

Funded status	$-	$1,489

Amounts recognized in the balance sheets consist of:
Excess pension asset recognized in other assets	$-	$1,489
Accumulated other comprehensive income	$-	$428

Amounts recognized in accumulated other comprehensive income consist of the following:

Net gain at end of fiscal year	$-	$709
Deferred income tax expense	-	(281)
Net amount recognized	$-	$428

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(14 – continued)

Components of net periodic benefit expense are as follows:

(In thousands)	2010	2009

Net periodic benefit expense:
Interest cost on projected benefit obligation	$149	$376
Expected return on plan assets	(72)	(376)
Amortization of unrecognized gain	(2)	-
Net loss on settlement	705	-

Net periodic benefit expense	$780	$-

The following are the weighted average assumptions used to determine the benefit obligation at September 30, 2009 and net periodic benefit cost for 2010 and 2009:

	2010	2009

Discount rate	5.25%	6.00%
Rate of compensation increase	0.00%	3.50%
Expected long-term return on plan assets	2.25%	6.50%

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(14 - continued)

The plan’s asset allocation for 2010 and 2009 was 100% investment in bank deposits until the termination and final settlement occurred in April 2010. Bank deposits include time and demand deposit liabilities of the Bank.

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

The Bank made no contributions to the defined benefit pension plan for the fiscal years ended September 30, 2010 and 2009.

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). Company contributions to the plan amounted to $186,000 and $123,000 for the years ended September 30, 2010 and 2009, respectively.

Employee Stock Ownership Plan:

On October 6, 2008, the Company established a leveraged employee stock ownership plan (ESOP) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the years ended September 30, 2010 and 2009 amounted to $328,000 and $227,000, respectively. The fair value of unearned ESOP shares was $2.0 million at September 30, 2010. Company common stock held by the ESOP trust at September 30, 2010 was as follows:

Allocated shares	53,233
Unearned shares	150,130
Total ESOP shares	203,363

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(15)	STOCK BASED COMPENSATION PLANS

In December 2009, the Company adopted the 2010 Equity Incentive Plan (Plan), which the Company’s shareholders approved in February 2010. The Plan provides for the award of stock options, restricted shares and performance shares.  The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 355,885 shares.  The Company may grant both non-statutory and statutory (i.e., incentive) stock options that may not have a term exceeding ten years.  An award of a performance share is a grant of a right to receive shares of the Company’s common stock contingent upon the achievement of specific performance criteria or other objectives set at the grant date.  Awards granted under the Plan may be granted either alone, in addition to, or in tandem with any other award granted under the Plan.  The terms of the Plan include a provision whereby all unearned options and shares become immediately exercisable and fully vested upon a change in control.

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The vesting period of the restricted stock is five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the year ended September 30, 2010 amounted to $145,000. A summary of the Company’s nonvested restricted shares for the year ended September 30, 2010 is as follows:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	-	-
Granted	101,681	$13.25
Vested	(3,589)	13.25
Forfeited	-	-

Nonvested at end of year	98,092	$13.25

The total fair value of restricted shares that vested during the year ended September 30, 2010 was $48,000.

In May 2010, the Company awarded 177,549 incentive and 76,655 non-statutory stock options to directors, officers and key employees. The options granted vest ratably over five years and are exercisable in whole or in part for a period up to ten years from the date of the grant. Compensation expense is measured based on the fair market value of the options at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The fair market value of stock options granted was estimated at the date of grant using the Binomial option pricing model. Expected volatilities are based on historical volatility of the Company’s stock and that of peer institutions located in its geographic market area. The expected term of options granted represents the period of time that options are expected to be outstanding. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the grant date.

The fair value of options granted was determined using the following assumptions:

Expected dividend yield	4.53%
Risk-free interest rate	2.82%
Expected volatility	30.00%
Expected life of options	7.5 years
Weighted average fair value at grant date	$3.09

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(15 - continued)

A summary of stock option activity under the plan as of September 30, 2010, and changes during the year then ended is presented below.

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of year	-	-
Granted	254,204	$13.25
Exercised	-	-
Forfeited or expired	-	-

Outstanding at end of year	254,204	$13.25	9.6	$-

Exercisable at end of year	8,972	$13.25	9.6	$-

The Company recognized compensation expense related to stock options of $59,000 for the year ended September 30, 2010. At September 30, 2010, there was $727,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

(16)	INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns. The components of the consolidated income tax expense (benefit) were as follows:

(In thousands)	2010	2009

Current	$557	$285
Deferred	251	(537)

Income tax expense (benefit)	$808	$(252)

The reconciliation of income tax expense (benefit) with the amount which would have been provided at the federal statutory rate of 34 percent follows:

(In thousands)	2010	2009

Provision at federal statutory rate	$1,169	$(74)
State income tax-net of federal tax benefit	25	(51)
Tax-exempt interest income	(292)	(66)
Increase in cash value of life insurance	(87)	(57)
Other	(7)	(4)

Income tax expense (benefit)	$808	$(252)

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(16 - continued)

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2010 and 2009 are as follows:

(In thousands)	2010	2009
Deferred tax assets (liabilities):
Allowance for loan losses	$1,403	$1,266
Acquisition purchase accounting adjustments	1,178	1,805
Charitable contributions carryover	348	403
Deferred compensation plans	239	214
Other-than-temporary impairment loss on available for sale securities	79	149
State net operating loss and credit carryforwards	87	72
Accrued severance expense payable	83	-
Valuation allowance on foreclosed real estate and repossessed assets	49	8
Equity incentive plans	44	-
Unrealized (gain) loss on securities available for sale	(1,787)	175
Accumulated depreciation	(540)	(649)
Deferred loan fees and costs, net	(300)	(458)
Prepaid pension asset	-	(584)
Federal Home Loan Bank stock dividends	(137)	(137)
Interest rate cap contract	(2)	(40)
Other	42	52

Net deferred tax asset	$786	$2,276

The Company has charitable contributions carryovers of $1.0 million available to reduce federal taxable income in subsequent years. The charitable contribution carryovers expire for the years ending September 30, 2013 and 2014. The Company also has Indiana enterprise zone tax credits of $87,000 available to reduce the Indiana tax liability in subsequent years. The enterprise zone tax credit carryovers expire for the years ending September 30, 2018, 2019 and 2020.

At September 30, 2010 and 2009, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files U.S. federal income tax returns and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after September 30, 2007 are subject to examination by the relevant taxing authorities.

Prior to October 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations. Retained earnings at September 30, 2010 and 2009 include $4.6 million of cumulative deductions for which no deferred federal income tax liability has been recorded. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate. The unrecorded deferred liability on these amounts was $1.5 million at September 30, 2010 and 2009.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(16 - continued)

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

Recapture of the Bank’s tax bad debt reserves is triggered if the Bank meets the definition of a “large bank” as defined in the Internal Revenue Code. Under the Internal Revenue Code, if a bank’s average adjusted assets exceeds $500 million for any tax year it is considered a “large bank” and must utilize the specific charge-off method to compute bad debt deductions. This would result in the recapture of the Bank’s tax bad debt reserve described above over one or more years.

(17)	COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the accompanying consolidated financial statements.

Commitments under outstanding standby letters of credit totaled $1.4 million at September 30, 2010.

The following is a summary of the commitments to extend credit at September 30, 2010 and 2009:

(In thousands)	2010	2009
Loan commitments:
Fixed rate	$3,329	$3,117
Adjustable rate	2,819	2,202

Unused lines of credit on credit cards	2,070	2,437
Undisbursed portion of home equity lines of credit	19,547	34,598
Undisbursed portion of commercial and personal lines of credit	18,039	19,194
Undisbursed portion of construction loans in process	2,057	3,306

Total commitments to extend credit	$47,861	$64,854

(18)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments (see Note 17). The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(18 - continued)

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

The Bank has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2010 or 2009.

(19)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value financial instruments at September 30, 2010 and 2009.
	2010		2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$10,184	$10,184	$8,359	$8,359
Interest-bearing deposits in banks	1,094	1,094	2,045	2,045
Securities available for sale	109,976	109,976	72,580	72,580
Securities held to maturity	3,929	4,144	6,782	7,054

Loans, net	343,615	357,508	353,823	360,157

Mortgage loans held for sale	1,884	1,884	317	317
Federal Home Loan Bank stock	4,170	4,170	4,170	4,170
Accrued interest receivable	2,392	2,392	2,100	2,100

Financial liabilities:
Deposits	366,161	371,869	350,816	354,194
Federal funds purchased	-	-	1,180	1,180
Short-term repurchase agreements	1,312	1,312	1,304	1,304
Long-term repurchase agreements	15,509	15,602	15,935	15,935
Borrowings from Federal Home Loan Bank	67,159	68,531	55,773	56,184
Accrued interest payable	427	427	516	516
Advance payments by borrowers for taxes and insurance	252	252	341	348

Derivative financial instruments included in other assets:
Interest rate cap	77	77	202	202

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	-	47	-	39

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(19 - continued)

The carrying amounts in the preceding table are included in the consolidated balances sheets under the applicable captions. The contract or notional amounts of the Bank’s financial instruments with off-balance-sheet risk are disclosed in Note 17.

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

Borrowed Funds

Borrowed funds include repurchase agreements and borrowings from the FHLB. The fair value of long-term repurchase agreements and fixed rate term FHLB advances is estimated by discounting the future cash flows using the current rates at which similar borrowings with the same remaining maturities could be obtained. For federal funds purchased, short-term repurchase agreements and FHLB line of credit borrowings, the carrying value is a reasonable estimate of fair value.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(20)	FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2010 and 2009. The Company had no liabilities measured at fair value as of September 30, 2010 and 2009.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(20 - continued)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2010:
Assets Measured - Recurring Basis
Securities available for sale:
Agency bonds and notes	$-	$25,705	$-	$25,705
Agency mortgage-backed	-	14,141	-	14,141
Agency CMO	-	22,488	-	22,488
Privately-issued CMO	-	12,688	-	12,688
Municipal	-	34,877	-	34,877
Equity securities	77	-	-	77
Total securities available for sale	$77	$109,899	$-	$109,976

Interest rate cap	$-	$77	$-	$77

Assets Measured - Nonrecurring Basis
Impaired loans	$-	$5,637	$-	$5,637
Loans held for sale	-	1,884	-	1,884
Foreclosed real estate	-	1,331	-	1,331

September 30, 2009:
Assets Measured - Recurring Basis
Securities available for sale:
Agency bonds and notes	$-	$5,845	$-	$5,845
Agency mortgage-backed	-	34,483	-	34,483
Agency CMO	-	3,473	-	3,473
Privately-issued CMO and ABS	-	11,191	-	11,191
Municipal	-	17,512	-	17,512
Equity securities	76	-	-	76
Total securities available for sale	$76	$72,504	$-	$72,580

Interest rate cap	$-	$202	$-	$202

Assets Measured - Nonrecurring Basis
Impaired loans	$-	$4,971	$-	$4,971
Loans held for sale	-	317	-	317
Foreclosed real estate	-	1,589	-	1,589

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(20 - continued)

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

Foreclosed Real Estate. Foreclosed real estate is reported at the lower of cost or fair value less estimated costs to dispose of the property using Level 2 inputs. The fair values are determined by real estate appraisals using valuation techniques consistent with the market approach using recent sales of comparable properties. In cases where such inputs are unobservable, the balance is reflected within the Level 3 hierarchy.

There were no transfers in or out of Level 3 financial assets or liabilities for the years ended September 30, 2010 or 2009. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2010 or 2009.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(21)	DERIVATIVE INSTRUMENTS

The Company acquired an interest rate cap contract in the acquisition of Community First that is not designated as a hedge. Realized and unrealized gains and losses on derivatives not designated for hedge accounting are recognized in noninterest income. The following is a summary of the terms of the interest rate cap contract reported in the consolidated balance sheet in other assets at September 30, 2010:

Strike	Remaining	Notional	Purchase	Unrealized	Fair
Rate	Term	Amount	Premium	Loss	Value
(Dollars in thousands)

7.50%	6.8 years	$10,000	$150	$73	$77

The notional amounts of derivatives do not represent amounts exchanged by the parties, but provide the basis for calculating payments. For interest rate caps, the notional amounts are not a measure of exposure to credit or market risk. Counterparties to financial instruments expose the Company to credit-related losses in the event of nonperformance, but the Company does not expect any counterparties to fail to meet their obligations. The Company deals only with highly rated counterparties. The current credit exposure of derivatives is represented by the fair value of contracts at the reporting date. (Also see Note 19)

(22)	STOCKHOLDERS’ EQUITY

Liquidation Account

Upon completion of its conversion from mutual to stock form on October 6, 2008, the Bank established a liquidation account in an amount equal to its retained earnings at March 31, 2008 totaling $29.3 million. The liquidation account will be maintained for the benefit of depositors as of the March 31, 2007 eligibility record date (or the June 30, 2008 supplemental eligibility record date) who maintain their deposits in the Bank after conversion.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(23)	DIVIDEND RESTRICTION

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

(24)	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined). Management believes, as of September 30, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2010, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(24 - continued)

The Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk in either year.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2010:

Total capital (to risk
weighted assets)	$42,413	12.77%	$26,563	8.00%	$33,204	10.00%

Tier I capital (to risk
weighted assets)	$38,931	11.72%	N/A		$19,923	6.00%

Tier I capital (to adjusted
total assets)	$38,931	7.84%	$19,870	4.00%	$24,838	5.00%

Tangible capital (to
adjusted total assets)	$38,931	7.84%	$7,451	1.50%	N/A

As of September 30, 2009:

Total capital (to risk
weighted assets)	$38,876	12.32%	$25,236	8.00%	$31,545	10.00%

Tier I capital (to risk
weighted assets)	$35,501	11.25%	N/A		$18,927	6.00%

Tier I capital (to adjusted
total assets)	$35,501	7.55%	$18,816	4.00%	$23,520	5.00%

Tangible capital (to
adjusted total assets)	$35,501	7.55%	$7,056	1.50%	N/A

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(25)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had no dilutive potential common shares outstanding for the years ended September 30, 2010 and 2009. Earnings per share information is presented below for the years ended September 30, 2010 and 2009.

(In thousands, except for share and per share data)	Years Ended September 30,
	2010	2009
Basic:
Earnings:
Net income	$2,629	$33

Shares:
Weighted average common shares outstanding	2,244,643	2,315,498

Net income per common share, basic	$1.17	$0.01

Unearned ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

(26)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets
(In thousands)
	As of September 30,
	2010	2009
Assets:
Cash and interest bearing deposits	$3,693	$6,988
Other assets	1,254	866
Investment in subsidiaries	50,276	45,056
	$55,223	$52,910

Liabilities and Equity:
Accrued expenses	$72	$33
Stockholders' equity	55,151	52,877
	$55,223	$52,910

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(26 - continued)

Statements of Income
(In thousands)
	Years Ended September 30,
	2010	2009

Other operating expenses	$(865)	$(1,675)

Loss before income taxes and equity in undistributed net income of subsidiaries	(865)	(1,675)

Income tax benefit	301	602

Loss before equity in undistributed net income of subsidiaries	(564)	(1,073)

Equity in undistributed net income of subsidiaries	3,193	1,106

Net income	$2,629	$33

Statements of Cash Flows
(In thousands)
	Years Ended September 30,
	2010	2009
Operating Activities:
Net income	$2,629	$33
Adjustments to reconcile net income to cash used in operating activities:
Equity in undistributed net income of subsidiaries	(3,193)	(1,106)
ESOP and stock compensation expense	532	227
Contribution of common stock to charitable foundation	-	1,100
Net change in other assets and liabilities	(353)	(829)
Net cash used in operating activities	(385)	(575)

Financing Activities:
Proceeds from issuance of common stock	-	21,160
Investment in Bank	-	(13,597)
Purchase of treasury stock	(1,329)	-
Purchase of common shares for restricted stock grants	(1,388)	-
Dividends paid	(193)	-
Net cash provided by (used in) financing activities	(2,910)	7,563

Net increase (decrease) in cash and interest bearing deposits	(3,295)	6,988

Cash and interest bearing deposits at beginning of year	6,988	-

Cash and interest bearing deposits at end of year	$3,693	$6,988

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(27)	CONCENTRATION OF CREDIT RISK

At September 30, 2010 and 2009, demand deposits due from correspondent banks were fully insured under the Federal Deposit Insurance Corporation’s Temporary Transaction Account Guarantee Program.

(28)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(In thousands)	2010	2009

Cash payments for:

Interest	$8,168	$4,472
Taxes	521	243

Non-cash investing activities:

Transfers from loans to foreclosed real estate	1,075	1,327
Proceeds from sales of foreclosed real estate financed through loans	405	241
Transfer of securities from held to maturity to available for sale	426	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

(29)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter

September 30, 2010:

Interest income	$6,595	$6,526	$6,541	$6,600
Interest expense	1,667	1,511	1,475	1,464
Net interest income	4,928	5,015	5,066	5,136
Provision for loan losses	358	588	300	358
Net interest income after provision for loan losses	4,570	4,427	4,766	4,778
Noninterest income	725	537	739	915
Noninterest expenses	3,965	4,043	4,922	5,090
Income before income taxes	1,330	921	583	603
Income tax expense	438	221	83	66

Net income	$892	$700	$500	$537

Net income per common share, basic	$0.38	$0.31	$0.23	$0.25

Net income per common share, diluted	$0.38	$0.31	$0.23	$0.25

September 30, 2009:

Interest income	$3,206	$3,098	$3,272	$3,432
Interest expense	1,289	1,076	1,060	1,015
Net interest income	1,917	2,022	2,212	2,417
Provision for loan losses	59	69	272	419
Net interest income after provision for loan losses	1,858	1,953	1,940	1,998
Noninterest income	282	253	291	437
Noninterest expenses	3,189	1,862	2,080	2,100
Income (loss) before income taxes	(1,049)	344	151	335
Income tax expense (benefit)	(409)	69	(2)	90

Net income (loss)	$(640)	$275	$153	$245

Net income (loss) per common share, basic	$(0.29)	$0.12	$0.06	$0.10

Net income (loss) per common share, diluted	$(0.29)	$0.12	$0.06	$0.10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 29, 2010	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer	December 29, 2010
Larry W. Myers	and Director
(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	December 29, 2010
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John P. Lawson, Jr.	Chief Operating Officer and Director	December 29, 2010
John P. Lawson, Jr.

/s/ Samuel E. Eckart	Executive Vice President and Director	December 29, 2010
Samuel E. Eckart

/s/ Charles E. Becht, Jr.	Director	December 29, 2010
Charles E. Becht, Jr.

/s/ Cecile A. Blau	Director	December 29, 2010
Cecile A. Blau

/s/ Gerald Wayne Clapp, Jr.	Director	December 29, 2010
Gerald Wayne Clapp, Jr.

/s/ Michael F. Ludden	Director	December 29, 2010
Michael F. Ludden

/s/ Douglas A. York	Director	December 29, 2010
Douglas A. York

/s/ Vaughn K. Timberlake	Director	December 29, 2010
Vaughn K. Timberlake

/s/ Frank N. Czeschin	Director	December 29, 2010
Frank N. Czeschin