Form 10-Q
period 2010-12-31
First Savings Financial Group Inc
filed 2011-02-14
CIK 1435508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2011 was 2,368,945.

FIRST SAVINGS FINANCIAL GROUP, INC.

INDEX

		Page
Part I	Financial Information

	Item 1. Financial Statements

	Consolidated Balance Sheets as of December 31, 2010 and September 30, 2010 (unaudited)	3

	Consolidated Statements of Income for the three months ended December 31, 2010 and 2009 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and 2009 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6-29

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-37

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	38-39

	Item 4. Controls and Procedures	40

Part II	Other Information

	Item 1. Legal Proceedings	41

	Item 1A. Risk Factors	41

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

	Item 3. Defaults Upon Senior Securities	42

	Item 4. Reserved	42

	Item 5. Other Information	42

	Item 6. Exhibits	42

Signatures		43

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
(In thousands, except share and per share data)	2010	2010

ASSETS
Cash and due from banks	$8,412	$10,184
Interest-bearing deposits with banks	3,065	1,094
Total cash and cash equivalents	11,477	11,278

Securities available for sale, at fair value	120,139	109,976
Securities held to maturity	3,586	3,929

Loans held for sale	1,539	1,884
Loans, net	339,094	343,615

Federal Home Loan Bank stock, at cost	4,049	4,170
Premises and equipment	9,929	9,492
Foreclosed real estate	1,793	1,331
Accrued interest receivable:
Loans	1,514	1,646
Securities	916	746
Cash surrender value of life insurance	8,313	8,234
Goodwill	5,940	5,940
Core deposit intangible	2,374	2,447
Other assets	4,434	3,754

Total Assets	$515,097	$508,442

LIABILITIES
Deposits:
Noninterest-bearing	$30,883	$28,853
Interest-bearing	343,141	337,308
Total deposits	374,024	366,161

Repurchase agreements	16,716	16,821
Borrowings from Federal Home Loan Bank	67,784	67,159
Accrued interest payable	415	427
Advance payments by borrowers for taxes and insurance	148	252
Accrued expenses and other liabilities	1,859	2,471
Total Liabilities	460,946	453,291

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares	25	25
Additional paid-in capital	24,394	24,310
Retained earnings - substantially restricted	32,987	31,889
Accumulated other comprehensive income	1,328	2,959
Unearned ESOP shares	(1,452)	(1,501)
Unearned stock compensation	(1,137)	(1,202)
Less treasury stock, at cost - 173,097 shares (127,102 shares at September 30, 2010)	(1,994)	(1,329)
Total Stockholders' Equity	54,151	55,151

Total Liabilities and Stockholders' Equity	$515,097	$508,442

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2010	2009

INTEREST INCOME
Loans, including fees	$5,254	$5,667
Securities:
Taxable	1,046	767
Tax-exempt	169	138
Dividend income	28	17
Interest-bearing deposits with banks	3	6
Total interest income	6,500	6,595

INTEREST EXPENSE
Deposits	1,061	1,346
Repurchase agreements	80	91
Borrowings from Federal Home Loan Bank	282	230
Total interest expense	1,423	1,667

Net interest income	5,077	4,928
Provision for loan losses	352	358

Net interest income after provision for loan losses	4,725	4,570

NONINTEREST INCOME
Service charges on deposit accounts	361	411
Net gain on sales of securities available for sale	68	-
Unrealized gain on derivative contract	45	61
Net gain on sales of mortgage loans	106	9
Increase in cash surrender value of life insurance	80	57
Commission income	33	28
Other income	161	159
Total noninterest income	854	725

NONINTEREST EXPENSE
Compensation and benefits	2,200	2,122
Occupancy and equipment	445	532
Data processing	285	236
Advertising	92	93
Professional fees	120	114
FDIC insurance premiums	134	150
Net loss on foreclosed real estate	42	22
Other operating expenses	720	696
Total noninterest expense	4,038	3,965
Income before income taxes	1,541	1,330
Income tax expense	457	438
Net Income	$1,084	$892

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	(1,586)	202
Less: reclassification adjustment	(45)	-
Other comprehensive income (loss)	(1,631)	202
Comprehensive Income (Loss)	$(547)	$1,094
Net Income per common share, basic	$0.50	$0.38
Net Income per common share, diluted	$0.50	$0.38
Dividends per common share	$-	$0.08

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,084	$892
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	352	358
Depreciation and amortization	212	292
Amortization of premiums and accretion of discounts on securities, net	(50)	(33)
Mortgage loans originated for sale	(6,448)	(1,035)
Proceeds on sale of mortgage loans	6,899	841
Gain on sale of mortgage loans	(106)	(9)
Net realized and unrealized (gain) loss on foreclosed real estate	8	(62)
Net gain on sales of securities available for sale	(68)	-
Unrealized gain on derivative contract	(45)	(61)
Increase in cash surrender value of life insurance	(80)	(57)
Deferred income taxes	221	(2,263)
ESOP and stock compensation expense	195	189
(Increase) decrease in accrued interest receivable	(38)	47
Increase (decrease) in accrued interest payable	(12)	9
Change in other assets and liabilities, net	(543)	49
Net Cash Provided By (Used In) Operating Activities	1,581	(843)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(20,770)	(16,668)
Proceeds from sales of securities available for sale	3,914	191
Proceeds from maturities of securities available for sale	619	8,050
Principal collected on mortgage-backed securities	3,996	3,401
Net (increase) decrease in loans	3,416	(82)
Proceeds from redemption of Federal Home Loan Bank stock	121	-
Investment in cash surrender value of life insurance	-	(1,200)
Proceeds from sale of foreclosed real estate	284	860
Purchase of premises and equipment	(576)	(95)
Net Cash Used In Investing Activities	(8,996)	(5,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	7,863	9,155
Net decrease in federal funds purchased	-	(1,180)
Net decrease in repurchase agreements	(105)	(104)
Increase (decrease) in Federal Home Loan Bank line of credit	(331)	1,148
Proceeds from Federal Home Loan Bank advances	25,000	39,439
Repayment of Federal Home Loan Bank advances	(24,044)	(36,993)
Net decrease in advance payments by borrowers for taxes and insurance	(104)	(191)
Purchase of treasury stock	(665)	(1,329)
Net Cash Provided By Financing Activities	7,614	9,945

Net Increase in Cash and Cash Equivalents	199	3,559

Cash and cash equivalents at beginning of period	11,278	10,404

Cash and Cash Equivalents at End of Period	$11,477	$13,963

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of December 31, 2010, and the results of operations and the cash flows for the three-month periods ended December 31, 2010 and 2009.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q.  Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2010 included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.           Investment Securities

Investment securities have been classified according to management’s intent.  The amortized cost of securities and their fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2010:
Securities available for sale:

Agency bonds and notes	$32,706	$10	$458	$32,258
Agency mortgage-backed	11,809	253	66	11,996
Agency CMO	22,117	199	130	22,186
Privately-issued CMO	10,149	2,642	74	12,717
Municipal	41,152	543	801	40,894
Subtotal – debt securities	117,933	3,647	1,529	120,051

Equity securities	-	88	-	88

Total securities available for sale	$117,933	$3,735	$1,529	$120,139

Securities held to maturity:

Agency mortgage-backed	$3,283	$196	$-	$3,479
Municipal	303	2	-	305

Total securities held to maturity	$3,586	$198	$-	$3,784

September 30, 2010:
Securities available for sale:

Agency bonds and notes	$25,510	$196	$1	$25,705
Agency mortgage-backed	13,944	226	29	14,141
Agency CMO	22,325	224	61	22,488
Privately-issued CMO	10,342	2,418	72	12,688
Municipal	33,109	1,920	152	34,877
Subtotal – debt securities	105,230	4,984	315	109,899

Equity securities	-	77	-	77

Total securities available for sale	$105,230	$5,061	$315	$109,976

Securities held to maturity:

Agency mortgage-backed	$3,625	$211	$-	$3,836
Municipal	304	4	-	308

Total securities held to maturity	$3,929	$215	$-	$4,144

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Agency bonds and notes, agency mortgage-backed securities and agency collateralized mortgage obligations (CMO) include securities issued by the Government National Mortgage Association (GNMA), a U.S. government agency, and the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal Home Loan Bank (FHLB), which are government-sponsored enterprises.  Privately-issued CMO are complex securities issued by special-purpose entities that are generally collateralized by first position residential mortgage loans and first position residential home equity loans.

The amortized cost and fair value of investment securities as of December 31, 2010 by contractual maturity are shown below.  Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due within one year	$1,187	$1,183	$303	$305
Due after one year through
five years	3,335	3,309	-	-
Due after five years through
ten years	7,473	7,552	-	-
Due after ten years	61,863	61,108	-	-
	73,858	73,152	303	305

Equity securities	-	88	-	-
CMO	32,266	34,903	-	-
Mortgage-backed securities	11,809	11,996	3,283	3,479

	$117,933	$120,139	$3,586	$3,784

Information pertaining to securities with gross unrealized losses at December 31, 2010, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency bonds and notes	14	$22,548	$458
Agency mortgage-backed	4	5,895	66
Agency CMO	6	6,259	130
Privately-issued CMO	6	1,212	74
Municipal bonds	30	16,183	801

Total securities available for sale	60	$52,097	$1,529

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At December 31, 2010, the Company did not have any securities held to maturity with an unrealized loss or securities that had been in a continuous loss position for more than twelve months.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The total available for sale debt securities in loss positions at December 31, 2010 have depreciated approximately 2.9% from the Bank’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 4.14% and a weighted-average coupon rate of 4.24%.

U.S. government agency debt securities, including mortgage-backed securities and CMO securities, and municipal bonds in loss positions at December 31, 2010 had depreciated approximately 2.8% from the amortized cost basis.  All of the U.S. government agency and municipal securities are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues.

At December 31, 2010, the six privately-issued CMO securities in loss positions had depreciated approximately 5.8% from the amortized cost basis and include securities collateralized by home equity lines of credit or other mortgage-related loan products.  All such investments except two securities with fair values totaling $723,000 and unrealized losses of $11,000 at December 31, 2010 continued to be rated by a nationally recognized statistical rating organization as investment grade assets.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO portfolio each quarter using an independent third party analysis.  At December 31, 2010, the Company held ten privately-issued CMO securities with an aggregate amortized cost of $2.1 million and fair value of $2.8 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.  Based on the independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO portfolio.  While management does not anticipate a credit-related impairment loss at December 31, 2010, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

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

During the three months ended December 31, 2010, the Company realized gross gains on sales of available for sale municipal securities of $68,000.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.           Loans and Allowance for Loan Losses

Loans at December 31, 2010 and September 30, 2010 consisted of the following:

	December 31,	September 30,
	2010	2010
	(In thousands)
Real estate mortgage:
1-4 family residential	$169,497	$172,007
Multi-family residential	19,480	20,360
Commercial	56,569	53,869
Residential construction	13,986	15,867
Commercial construction	9,944	9,851
Land and land development	8,449	9,076
Commercial business loans	30,622	30,905
Consumer:
Home equity loans	16,211	16,335
Auto loans	12,297	13,405
Other consumer loans	6,708	7,030
Gross loans	343,763	348,705

Deferred loan origination fees and costs, net	754	778
Undisbursed portion of loans in process	(1,464)	(2,057)
Allowance for loan losses	(3,959)	(3,811)

Loans, net	$339,094	$343,615

During the three-month period ended December 31, 2010, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the components of the recorded investment in loans for each portfolio class as of December 31, 2010:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Principal loan balance	$169,497	$56,569	$19,480	$22,466	$8,449	$30,622	$35,216	$342,299

Accrued interest receivable	715	292	63	96	41	163	144	1,514

Net deferred loan origination fees and costs	713	(21)	(6)	39	(2)	(14)	45	754

Recorded investment in loans	$170,925	$56,840	$19,537	$22,601	$8,488	$30,771	$35,405	$344,567

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the three months ended December 31, 2010 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Beginning balance	$1,242	$600	$369	$218	$62	$891	$429	$-	$3,811
Provisions	174	301	181	(77)	(33)	(161)	(33)	-	352
Charge-offs	(213)	(5)	-	(8)	-	-	(52)	-	(278)
Recoveries	-	-	-	-	-	57	17	-	74

Ending balance	$1,203	$896	$550	$133	$29	$787	$361	$-	$3,959

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$69	$249	$-	$59	$-	$-	$23	$-	$400

Collectively evaluated for impairment	1,134	647	550	74	29	787	338	-	3,559

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Ending balance	$1,203	$896	$550	$133	$29	$787	$361	$-	$3,959

Recorded Investment in Loans:
Individually evaluated for impairment	$2,674	$1,482	$-	$613	$397	$162	$315		$5,643

Collectively evaluated for impairment	167,474	54,797	19,537	21,939	8,091	30,556	35,046		337,440

Acquired with deteriorated credit quality	777	$561	-	49	-	53	44		1,484

Ending balance	$170,925	$56,840	$19,537	$22,601	$8,488	$30,771	$35,405		$344,567

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents impaired loans individually evaluated for impairment by class of loans as of December 31, 2010:

		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Recognized –
	Investment	Balance	Allowance	Investment	Recognized	Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$2,335	$2,318	$-	$2,348	$9	$10
Commercial real estate	987	981	-	1,078	2	-
Multifamily	-	-	-	-	-	-
Construction	354	351	-	487	1	-
Land and land development	397	397	-	199	-	1
Commercial business	162	161	-	253	1	1
Consumer	214	213	-	242	1	-

	4,449	4,421	-	4,607	14	12

Loans with an allowance recorded:
Residential real estate	339	338	69	652	-	-
Commercial real estate	495	495	249	247	-	-
Multifamily	-	-	-	-	-	-
Construction	259	259	59	200	-	-
Land and land development	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Consumer	101	101	23	98	-	-

	1,194	1,193	400	1,197	-	-

Total:
Residential real estate	2,674	2,656	69	3,000	9	10
Commercial real estate	1,482	1,476	249	1,325	2	-
Multifamily	-	-	-	-	-	-
Construction	613	610	59	687	1	-
Land and land development	397	397	-	199	-	-
Commercial business	162	161	-	253	1	1
Consumer	315	314	23	340	1	1

	$5,643	$5,614	$400	$5,804	$14	$12

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans by class of loans at December 31, 2010:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,176	$498	$2,674
Commercial real estate	1,391	91	1,482
Multifamily	-	-	-
Construction	482	131	613
Land and land development	397	-	397
Commercial business	53	109	162
Consumer	263	52	315

Total	$4,762	$881	$5,643

The following table presents the aging of the recorded investment in past due loans at December 31, 2010 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$5,212	$2,132	$1,971	$9,315	$161,610	$170,925
Commercial real estate	716	53	1,163	1,932	54,908	56,840
Multifamily	32	-	-	32	19,505	19,537
Construction	374	-	613	987	21,614	22,601
Land and land development	-	-	397	397	8,091	8,488
Commercial business	116	86	162	364	30,407	30,771
Consumer	916	108	79	1,103	34,302	35,405

Total	$7,366	$2,379	$4,385	$14,130	$330,437	$344,567

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, public information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company classifies loans based on credit risk at least quarterly.  The Company uses the following regulatory definitions for risk ratings:

Special Mention:  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard:  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2010, and based on the most recent analysis performed, the recorded investment in loans by risk category is as follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$163,691	$49,125	$17,197	$21,528	$7,467	$29,421	$34,684	$323,113
Special Mention	1,189	5,399	336	187	624	1,090	105	8,930
Substandard	5,008	1,503	2,004	837	397	260	521	10,530
Doubtful	1,037	813	-	49	-	-	95	1,994
Loss	-	-	-	-	-	-	-	-

Total	$170,925	$56,840	$19,537	$22,601	$8,488	$30,771	$35,405	$344,567

The Company does not have any classes of loans that are considered to be subprime.

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

	Three Months Ended
	December 31,
(Dollars in thousands, except per share data)	2010	2009

Basic
Earnings:
Net income	$1,084	$892

Shares:
Weighted average common shares outstanding	2,156,683	2,348,048

Net income per common share, basic	$0.50	$0.38

Diluted
Earnings:
Net income	$1,084	$892

Shares:
Weighted average common shares outstanding	2,156,683	2,348,048
Add: Dilutive effect of outstanding options	14,385	-
Add: Dilutive effect of restricted stock	9,350	-
Weighted average shares outstanding, as adjusted	2,180,418	2,348,048

Net income per common share, diluted	$0.50	$0.38

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.           Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale.  The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three-month periods ended December, 2010 and 2009:

	Three Months Ended
	December 31,
	2010	2009
	(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
arising during the period	$(2,403)	$334
Income tax (expense) benefit	817	(132)
Net of tax amount	(1,586)	202
Less: reclassification
adjustment for realized gains
included in net income	(68)	-
Income tax expense	23	-
Net of tax amount	(45)	-
Other comprehensive income (loss), net of tax	$(1,631)	$202

6.           Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2010	2009
	(In thousands)
Cash payments for:
Interest	$1,740	$2,244
Taxes	75	40

Transfers from loans to foreclosed real estate	836	105

Proceeds from sales of foreclosed real estate
financed through loans	83	260

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Fair Value Measurements and Disclosures about Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, provides the framework for measuring fair value.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under FASB ASC Topic 820 are described as follows:

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2010 and September 30, 2010.  The Company had no liabilities measured at fair value as of December 31, 2010 and September 30, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2010:
Assets Measured - Recurring Basis
Securities available for sale:
Agency bonds and notes	$-	$32,258	$-	$32,258
Agency mortgage-backed	-	11,996	-	11,996
Agency CMO	-	22,186	-	22,186
Privately-issued CMO	-	12,717	-	12,717
Municipal	-	40,894	-	40,894
Equity securities	88	-	-	88
Total securities available for sale	$88	$120,051	$-	$120,139

Interest rate cap contract	-	123	-	123

Assets Measured - Nonrecurring Basis
Impaired loans	-	5,214	-	5,214
Loans held for sale	-	1,539	-	1,539
Foreclosed real estate	-	1,793	-	1,793

September 30, 2010:
Assets Measured - Recurring Basis
Securities available for sale:
Agency bonds and notes	$-	$25,705	$-	$25,705
Agency mortgage-backed	-	14,141	-	14,141
Agency CMO	-	22,488	-	22,488
Privately-issued CMO	-	12,688	-	12,688
Municipal	-	34,877	-	34,877
Equity securities	77	-	-	77
Total securities available for sale	$77	$109,899	$-	$109,976

Interest rate cap contract	-	77	-	77

Assets Measured - Nonrecurring Basis
Impaired loans	-	5,637	-	5,637
Loans held for sale	-	1,884	-	1,884
Foreclosed real estate	-	1,331	-	1,331

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

Foreclosed Real Estate Held for Sale.  Foreclosed real estate held for sale is reported at the lower of carrying value or fair value less estimated costs to dispose of the property using Level 2 inputs.  The fair values are determined by real estate appraisals using valuation techniques consistent with the market approach using recent sales of comparable properties.  In cases where such inputs are unobservable, the balance is reflected within the Level 3 hierarchy.

There were no transfers into or out of the Company's Level 3 financial assets for the three-month period ended December 31, 2010.  In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three-month period ended December 31, 2010.

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

	December 31, 2010		September 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and due from banks	$8,412	$8,412	$10,184	$10,184
Interest-bearing deposits in banks	3,065	3,065	1,094	1,094
Securities available for sale	120,139	120,139	109,976	109,976
Securities held to maturity	3,586	3,784	3,929	4,144

Loans, net	339,094	352,804	343,615	357,508

Loans held for sale	1,539	1,539	1,884	1,884
Federal Home Loan Bank stock	4,049	4,049	4,170	4,170
Accrued interest receivable	2,430	2,430	2,392	2,392

Financial liabilities:
Deposits	374,024	379,855	366,161	371,869
Short-term repurchase agreements	1,314	1,314	1,312	1,312
Long-term repurchase agreements	15,402	15,468	15,509	15,602
Borrowings from Federal Home
Loan Bank	67,784	68,616	67,159	68,531
Accrued interest payable	415	415	427	427
Advance payments by borrowers
for taxes and insurance	148	160	252	273

Derivative financial instruments
included in other assets:
Interest rate cap	123	123	77	77

Off-balance-sheet financial instruments:
Asset related to commitments
to extend credit	-	323	-	265

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

Borrowed Funds

Borrowed funds include repurchase agreements and borrowings from the FHLB.  Fair value for advances and long-term repurchase agreements is estimated by discounting the future cash flows at current interest rates for advances of similar maturities.  For short-term repurchase agreements and FHLB line of credit borrowings, the carrying value is a reasonable estimate of fair value.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.           Defined Benefit Plan

The Bank sponsored a defined benefit pension plan (“Plan”) that covered substantially all employees.  Contributions were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.  The Bank’s funding policy was to contribute the larger of the amount required to fully fund the Plan’s current liability or the amount necessary to meet the funding requirements as defined by the Internal Revenue Code.

Effective June 30, 2008, the Bank curtailed the accrual of benefits for active participants in the defined benefit pension plan.    As a result of the curtailment, each active participant’s pension benefit was determined based on the participant’s compensation and duration of employment as of June 30, 2008, and compensation and employment after that date was not taken into account in determining pension benefits under the plan.  In April 2010, the Bank received approval from the Internal Revenue Service to terminate the plan.  The termination of the plan and the settlement of the plan obligations resulted in the allocation of excess plan assets to the active plan participants in April 2010.  The breakdown of net periodic benefit expense for the three months ended December 31, 2009 follows.  No net periodic benefit expense was recognized for the three months ended December 31, 2010.

(In thousands)

Net periodic benefit expense:
Service cost	$-
Interest cost on projected benefit obligation	74
Expected return on plan assets	(35)
Amortization of unrecognized gain	-
Net loss on settlement	(1)

Net periodic benefit expense	$38

The Bank made no contributions to the Plan for the three-month periods ended December 31, 2010 and 2009.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.           Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (ESOP) covering substantially all employees.  The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company.  The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions.  Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts.  Dividends payable on unallocated shares are not considered dividends for financial reporting purposes.  Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan.  Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity.  Compensation expense recognized for the three-month periods ended December 31, 2010 and 2009 amounted to $67,000 and $189,000, respectively.  Company common stock held by the ESOP trust at December 31, 2010 was as follows:

Allocated shares	58,137
Unearned shares	145,226
Total ESOP shares	203,363

Fair value of unearned shares	$2,149,345

10.	Stock Based Compensation Plans

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million.  These acquired common shares were granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million.  The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital.  The vesting period of the restricted stock is five years beginning one year after the date of grant of the awards.  Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  Compensation expense related to restricted stock recognized for the three-month period ended December 31, 2010 amounted to $65,000.  No compensation expense for restricted stock was recognized for the comparable period in 2009.  A summary of the Company’s nonvested restricted shares is as follows:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2010	98,092	$13.25
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at December 31, 2010	98,092	$13.25

In May 2010, the Company awarded 177,549 incentive and 76,655 non-statutory stock options to directors, officers and key employees.  The options granted vest ratably over five years and are exercisable in whole or in part for a period up to ten years from the date of the grant.  Compensation expense is measured based on the fair market value of the options at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The weighted average fair value at the grant date for options granted in 2010 was $3.09, as determined at the date of grant using the Binomial option pricing model.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of stock option activity under the plan as of December 31, 2010, and changes during the three-month period then ended is presented below.

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
(Dollars in thousands, except per share data)

Outstanding at October 1, 2010	254,204	$13.25
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at end of year	254,204	$13.25	9.4	$394

Exercisable at December 31, 2010	8,972	$13.25	0.6	$14

The Company recognized compensation expense related to stock options of $64,000 for the three-month period ended December 31, 2010.  No compensation expense related to stock options was recognized for the comparable period in 2009.  At December 31, 2010, there was $663,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

11.	Income Taxes

Prior to October 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations.  Retained earnings at December 31, 2010 and September 30, 2010 include $4.6 million of cumulative deductions for which no deferred federal income tax liability has been recorded.  Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate.  The unrecorded deferred liability on these amounts was approximately $1.5 million at December 31, 2010 and September 30, 2010.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recapture of the Bank’s tax bad debt reserves is triggered if the Bank meets the definition of a “large bank” as defined in the Internal Revenue Code.  Under the Internal Revenue Code, if a bank’s average adjusted assets exceeds $500 million for any tax year it is considered a “large bank” and must utilize the specific charge-off method to compute bad debt deductions. This would result in the recapture of the Bank’s tax bad debt reserve described above for tax purposes over one or more years. Management anticipates that the Bank will exceed $500 million in average adjusted assets for the tax year ending September 30, 2011, which will result in a charge against earnings of approximately $1.5 million, representing the unrecognized federal income tax liability, in the fourth quarter of the fiscal year.

12.	Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2009, the FASB issued two standards which change the way entities account for securitizations and special-purpose entities:  Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets, (ASC Topic 860) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (ASC Topic 810).  SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This statement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  These new standards require a number of new disclosures.  SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  These statements are effective at the beginning of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of these statements did not have a material effect on the Company's consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU amends ASC Topic 820 to provide users of financial statements with additional information regarding fair value.  New disclosures required by the ASU include disclosures of significant transfers between Level 1 and Level 2 and the reasons for such transfers, disclosure of the reasons for transfers in or out of Level 3 and that significant transfers into Level 3 be disclosed separately from significant transfers out of Level 3, and disclosure of the valuation techniques used in connection with Level 2 and Level 3 valuations and the reason for any changes in valuation methods.  This ASU will generally be effective for interim and annual periods beginning after December 15, 2009.  However, disclosures of purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  As this ASU applies only to disclosures, the adoption of this ASU had no impact on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses.  For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  ASU No. 2011-01 issued in January 2011 delayed the effective date of the disclosures about troubled debt restructurings required by ASU No. 2010-20 for public companies, so that the new disclosures about troubled debt restructurings could be coordinated with additional guidance for determining what constitutes a troubled debt restructuring expected to be issued in 2011.  As this ASU applies only to disclosures, the adoption of this ASU had no impact on the Company’s consolidated financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero Carrying Amounts, which amended ASC Topic 350, Intangibles-Goodwill and Other.  The guidance modifies the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The adoption of this ASU is not expected to have any impact on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations.  The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The guidance also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  As this ASU only applies to disclosures, the adoption of this ASU is not expected to have any impact on the Company’s consolidated financial position or results of operations.

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

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; the ability to successfully integrate the operations of Community First; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2010 under “Part II, Item 1A. Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three-month period ended December 31, 2010, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2010.

Comparison of Financial Condition at December 31, 2010 and September 30, 2010

Cash and Cash Equivalents.  Cash and cash equivalents increased from $11.3 million at September 30, 2010 to $11.5 million at December 31, 2010, primarily due to an increase of $2.0 million in interest-bearing deposits with banks, which more than offset a decrease of $1.8 million in cash and due from banks.

Loans.  Net loans receivable decreased $4.5 million, from $343.6 million at September 30, 2010 to $339.1 million at December 31, 2010, primarily due to decreases in residential permanent and construction loans of $4.4 million, consumer loans of $1.6 million and multi-family residential mortgage loans of $880,000, which more than offset an increase in nonresidential permanent loans of $2.7 million. The decrease in residential mortgage loans is primarily due to loan payoffs that have not been replaced by new originations as the Bank has increased its secondary market mortgage loan sales activity. In addition, the Bank has increased its commercial lending personnel and has continued to emphasize the origination of commercial loans in fiscal 2011 in order to further diversify the loan portfolio.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Securities Available for Sale.  Securities available for sale increased $10.1 million from $110.0 million at September 30, 2010 to $120.1 million at December 31, 2010 due primarily to purchases of $20.8 million, partially offset by sales of $3.9 million, maturities and calls of $619,000 and principal repayments of $4.0 million. The increase in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities and municipal securities, was primarily funded by an increase in deposits.

Securities Held to Maturity.  Investment securities held-to-maturity decreased $343,000 from $3.9 million at September 30, 2010 to $3.6 million at December 31, 2010 due primarily to principal repayments on mortgage-backed securities.

Deposits.  Total deposits increased $7.8 million from $366.2 million at September 30, 2010 to $374.0 million at December 31, 2010 primarily due to increases in noninterest-bearing demand deposit accounts of $2.0 million and certificates of deposit of $7.1 million during the period. The increase in certificates of deposit is due primarily to $6.9 million of brokered certificates of deposit.  Management determined that utilizing a certain level of brokered deposits with differing maturities as a funding source alternative to local customer certificates of deposit and FHLB advances was advantageous given the lower interest rate environment for brokered funds.

Borrowings.  Borrowings from FHLB increased $625,000 from $67.2 million at September 30, 2010 to $67.8 million at December 31, 2010.  Management has increased the level of FHLB advances to take advantage of historically low interest rates, provide short-term liquidity and provide funding for purchases of available for sale securities.

Stockholders’ Equity. Stockholders’ equity decreased $1.0 million from $55.2 million at September 30, 2010 to $54.2 million at December 31, 2010.  The decrease was due primarily to a $1.6 million decrease in accumulated other comprehensive income as a result of net unrealized losses on available for sale securities during the quarter, and the open market repurchase of $665,000 of common stock recorded as treasury stock, which more than offset $1.1 million of retained net earnings. During the quarter ended December 31, 2009, the Company declared a special dividend of $0.08 per share, totaling $193,000, which was paid to shareholders of record as of the close of business on January 4, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2010 and 2009

Overview.  The Company reported net income of $1.1 million, or $0.50 per diluted share, for the three-month period ended December 31, 2010, compared to net income of $892,000, or $0.38 per diluted share, for the same period in 2009.  The Company recognized a nonrecurring pretax charge of $104,000 for severance compensation for the early retirement of several officers during the quarter ended December 31, 2010.

Net Interest Income.  Net interest income increased $149,000, or 3.0%, for the three months ended December 31, 2010 compared to the same period in 2009. Average interest-earnings assets increased $16.9 million and average interest-bearing liabilities increased $16.3 million when comparing the two periods, and the tax-equivalent interest rate spread was 4.38% for both periods.

Total interest income decreased $95,000, or 1.4%, when comparing the two periods due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 6.04% for 2009 to 5.75% for 2010, which more than offset an increase in the average balance of interest-earning assets of $16.9 million from $442.9 million in 2009 to $459.8 million in 2010. The average balance of investment securities increased $30.7 million while the average balance of loans decreased $14.1 million when comparing the two periods.

Total interest expense decreased $244,000, or 14.6%, due primarily to a decrease in the average cost of interest-bearing liabilities from 1.66% in 2009 to 1.37% in 2010, which more than offset an increase in the average balance of interest-bearing liabilities of $16.3 million from $400.9 million in 2009 to $417.2 million in 2010. The average cost of interest-bearing liabilities decreased for 2010 primarily as a result of lower market interest rates as compared to 2009, the repricing of certificates of deposit at lower market interest rates as they matured and the utilization of lower-cost FHLB advances and brokered deposits as alternative sources of funding. The average balances of deposits and borrowings increased $11.9 million and $4.4 million, respectively, when comparing the two periods.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Average Balance Sheets.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Nonaccrual loans are included in average balances only.  Loan fees are included in interest income on loans and are not material.  Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Three Months Ended December 31,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$3,986	$3	0.30%	$3,677	$6	0.65%
Loans	343,129	5,273	6.15	357,232	5,687	6.37
Investment securities	92,094	1,215	5.28	38,265	696	7.28
Mortgage-backed securities	16,486	87	2.11	39,578	280	2.83
Federal Home Loan Bank stock	4,112	28	2.72	4,170	17	1.63
Total interest-earning assets	459,807	6,606	5.75	442,922	6,686	6.04

Non-interest-earning assets	45,037			40,834
Total assets	$504,844			$483,756

Liabilities and equity:
NOW accounts	$68,184	$94	0.55	$58,683	$98	0.67
Money market deposit accounts	35,107	66	0.75	33,364	99	1.19
Savings accounts	38,420	28	0.29	35,961	31	0.34
Time deposits	198,524	873	1.76	200,286	1,118	2.23
Total interest-bearing deposits	340,235	1,061	1.25	328,294	1,346	1.64

Borrowings (1)	76,961	363	1.89	72,585	321	1.77
Total interest-bearing liabilities	417,196	1,424	1.37	400,879	1,667	1.66

Non-interest-bearing deposits	29,417			27,757
Other non-interest-bearing liabilities	2,870			2,190
Total liabilities	449,483			430,826

Total equity	55,361			52,930
Total liabilities and equity	$504,844			$483,756
Net interest income		$5,182			$5,019
Interest rate spread			4.38%			4.38%
Net interest margin			4.51%			4.53%
Average interest-earning assets to average interest-bearing liabilities			110.21%			110.49%

    (1)  Includes Federal Home Loan Bank borrowings and repurchase agreements.

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

	Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$(4)	$1	$(3)
Loans	(193)	(221)	(414)
Investment securities	(126)	645	519
Mortgage-backed securities	(59)	(134)	(193)
Other interest-earning assets	11	-	11
Total interest-earning assets	(371)	291	(80)

Interest expense:
Deposits	(337)	52	(285)
Borrowings (1)	22	20	42
Total interest-bearing liabilities	(315)	72	(243)
Net increase in net interest income	$(56)	$219	$163

                 (1)  Includes Federal Home Loan Bank borrowings and repurchase agreements.

Provision for Loan Losses.  The provision for loan losses was $352,000 for the three months ended December 31, 2010 compared to $358,000 for the same period in 2009.

Net charge-offs were $204,000 for the three months ended December 31, 2010 compared to net charge-offs of $120,000 for the same period in 2009.

Nonperforming loans decreased from $6.1 million at December 31, 2009 to $5.6 million at December 31, 2010. The recorded investment in nonperforming loans at December 31, 2010 includes nonaccrual loans of $4.8 million and loans totaling $881,000 that are over 90 days past due, but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Gross loans receivable decreased $15.6 million from $359.4 million at December 31, 2009 to $343.8 million at December 31, 2010, primarily due to decreases in residential permanent and construction loans of $15.1 million, land and land development loans of $2.7 million, commercial business loans of $6.6 million and consumer loans of $6.7 million, which more than offset increases in nonresidential permanent and construction loans of $9.6 million and multi-family residential mortgage loans of $5.8 million when comparing the two periods. The decreases in residential mortgage loans, commercial business loans and consumer loans are primarily due to loan payoffs that have not been replaced by new originations.

The allowance for loan losses was $4.0 million at December 31, 2010 compared to $3.8 million at September 30, 2010 and $3.9 million at December 31, 2009.  Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses.  The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income.  Noninterest income increased $129,000 for the three months ended December 31, 2010 as compared to the same period in 2009. The increase was due primarily to an increase in the net gains on sales of mortgage loans of $97,000 for 2010 compared to 2009, and gains on the sales of securities available for sale of $68,000 for 2010. There were no sales of securities available for sale in the quarter ended December 31, 2009. These increases more than offset a decrease in service charges on deposit accounts of $50,000, which was due primarily to a decrease in overdraft fee income.

Noninterest Expense.  Noninterest expenses increased $73,000 for the three months ended December 31, 2010 as compared to the same period in 2009. The increase was due primarily to increases in compensation and benefits and data processing expenses of $78,000 and $49,000, respectively, which more than offset a decrease in occupancy and equipment expense of $87,000.  The increase in compensation and benefits was due primarily to the aforementioned $104,000 of severance compensation for the early retirement of several officers recorded during the quarter ended December 31, 2010 and the increase in data processing expense is due primarily to an increase in deposit accounts. The decrease in occupancy and equipment expense when comparing the two periods is primarily due to depreciation expense recorded in 2009 on core operating system assets that were disposed of in connection with Bank’s core processing conversion during the prior fiscal year.

Income Tax Expense.  The Company recognized income tax expense of $457,000 for the three months ended December 31, 2010, for an effective tax rate of 29.7%, compared to income tax expense of $438,000, for an effective tax rate of 32.9%, for the same period in 2009.  The effective tax rate decreased for 2010 compared to 2009 primarily due to an increase in tax exempt income for the 2010 period.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At December 31, 2010, the Bank had cash and cash equivalents of $11.5 million and securities available-for-sale with a fair value of $120.1 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

The Bank’s primary investing activity is the origination of one-to-four family mortgage loans and, to a lesser extent, consumer, multi-family, commercial real estate, commercial business and residential construction loans.  The Bank also invests in U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, and municipal bonds.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At December 31, 2010, the Company had liquid assets of $2.9 million.

Capital Management.  The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements.  As of December 31, 2010, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with tangible, core and risk-based capital ratios of 7.97%, 7.97% and 12.80%, respectively.  The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.  At December 31, 2010, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company's financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit.  A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

For the three months ended December 31, 2010, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The following table is provided by the OTS and sets forth the change in the Bank’s NPV at September 30, 2010 based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Given the timing of the release of this information by the OTS, information as of December 31, 2010 is unavailable for inclusion in this report.

	At September 30, 2010
	Net Portfolio Value			Net Portfolio Value as a
	Dollar	Dollar	Percent	Percent of Present Value of Assets
Change in Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$42,325	$(12,651)	(23)%	8.53%	(202	)bp
200bp	49,009	(5,967)	(11)	9.67	(88	)bp
100bp	53,451	(1,525)	(3)	10.37	(18	)bp
Static	54,976	-	-	10.55	-	bp
(100)bp	55,515	539	1	10.57	2	bp

The preceding table indicates that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates and increase slightly in the event of a sudden and sustained decrease of 100 basis points in rates.  The expected decrease in the Bank’s NPV given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At December 31, 2010, approximately 66.4% of the loan portfolio consisted of fixed-rate loans.

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

During the quarter ended December 31, 2010, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however, these are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regardng the Company's stock  repurchase during the quarter ended December 31, 2010:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2010 through October 31, 2010	—	—	—	120,747
November 1, 2010 through November 30, 2010	—	—	—	120,747
December 1, 2010 through December 31, 2010	45,995	$14.45	45,995	74,752
Total	45,995	$14.45	45,995	74,752

(1)  On October 20, 2010, the Company announced that its Board of Directors authorized a stock repurchase program to acquire up to 120,747 shares, or 5.0% of the Company’s outstanding common stock.  Under the program, repurchases are to be conducted through open market purchases or privately negotiated transactions, and were to be made from time to time depending on market conditions and other factors.

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

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated February 14, 2011	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated February 14, 2011	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer