Form 10-Q
period 2011-03-31
First Savings Financial Group Inc
filed 2011-05-13
CIK 1435508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 1-34155

First Savings Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Indiana	37-1567871
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

501 East Lewis & Clark Parkway, Indiana 47129
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 1-812-283-0724

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2011 was 2,368,945.

FIRST SAVINGS FINANCIAL GROUP, INC.

INDEX

		Page
Part I	Financial Information

	Item 1. Financial Statements

	Consolidated Balance Sheets as of March 31, 2011 and September 30, 2010 (unaudited)	3

	Consolidated Statements of Income for the three months and six months ended March 31, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended March 31, 2011 and 2010 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6-29

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-41

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	42-43

	Item 4. Controls and Procedures	44

Part II	Other Information

	Item 1. Legal Proceedings	45

	Item 1A. Risk Factors	45

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

	Item 3. Defaults Upon Senior Securities	46

	Item 4. (Removed and Reserved)	46

	Item 5. Other Information	46

	Item 6. Exhibits	46

Signatures		47

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
(In thousands, except share and per share data)	2011	2010
ASSETS
Cash and due from banks	$5,158	$10,184
Interest-bearing deposits with banks	3,716	1,094
Total cash and cash equivalents	8,874	11,278

Securities available for sale, at fair value	121,366	109,976
Securities held to maturity	2,940	3,929

Loans held for sale	138	1,884
Loans, net	341,059	343,615

Federal Home Loan Bank stock, at cost	4,049	4,170
Premises and equipment	10,107	9,492
Foreclosed real estate	1,345	1,331
Accrued interest receivable:
Loans	1,471	1,646
Securities	909	746
Cash surrender value of life insurance	8,383	8,234
Goodwill	5,940	5,940
Core deposit intangible	2,300	2,447
Other assets	3,908	3,754

Total Assets	$512,789	$508,442

LIABILITIES
Deposits:
Noninterest-bearing	$30,716	$28,853
Interest-bearing	338,275	337,308
Total deposits	368,991	366,161

Repurchase agreements	16,612	16,821
Borrowings from Federal Home Loan Bank	68,463	67,159
Accrued interest payable	419	427
Advance payments by borrowers for taxes and insurance	271	252
Accrued expenses and other liabilities	1,974	2,471
Total Liabilities	456,730	453,291

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share
Authorized 20,000,000 shares; issued 2,542,042 shares	25	25
Additional paid-in capital	24,454	24,310
Retained earnings - substantially restricted	33,957	31,889
Accumulated other comprehensive income	2,105	2,959
Unearned ESOP shares	(1,416)	(1,501)
Unearned stock compensation	(1,072)	(1,202)
Less treasury stock, at cost - 173,097 shares
(127,102 shares at September 30, 2010)	(1,994)	(1,329)
Total Stockholders' Equity	56,059	55,151

Total Liabilities and Stockholders' Equity	$512,789	$508,442

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except share and per share data)	2011	2010	2011	2010

INTEREST INCOME
Loans, including fees	$5,079	$5,540	$10,333	$11,207
Securities:
Taxable	1,107	875	2,153	1,642
Tax-exempt	185	93	354	231
Dividend income	30	15	58	32
Interest-bearing deposits with banks	4	3	7	9
Total interest income	6,405	6,526	12,905	13,121

INTEREST EXPENSE
Deposits	986	1,203	2,047	2,549
Repurchase agreements	77	81	157	172
Borrowings from Federal Home Loan Bank	273	227	555	457
Total interest expense	1,336	1,511	2,759	3,178

Net interest income	5,069	5,015	10,146	9,943
Provision for loan losses	287	588	639	946

Net interest income after provision for loan losses	4,782	4,427	9,507	8,997

NONINTEREST INCOME
Service charges on deposit accounts	313	368	674	779
Net gain on sales of securities available for sale	-	-	68	-
Unrealized gain (loss) on derivative contract	(12)	(133)	33	(72)
Net gain on sales of mortgage loans	33	34	139	43
Increase in cash surrender value of life insurance	69	53	149	110
Commission income	53	42	86	70
Other income	174	173	335	332
Total noninterest income	630	537	1,484	1,262

NONINTEREST EXPENSE
Compensation and benefits	2,057	1,894	4,257	4,016
Occupancy and equipment	453	552	898	1,084
Data processing	270	497	555	733
Advertising	70	68	162	161
Professional fees	153	210	273	324
FDIC insurance premiums	149	132	283	282
Net (gain) loss on foreclosed real estate	190	(5)	232	17
Other operating expenses	691	695	1,411	1,391
Total noninterest expense	4,033	4,043	8,071	8,008
Income before income taxes	1,379	921	2,920	2,251
Income tax expense	409	221	866	659
Net Income	$970	$700	$2,054	$1,592

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	$777	$689	$(809)	$891
Less: reclassification adjustment	-	-	(45)	-
Other comprehensive income (loss)	777	689	(854)	891
Comprehensive Income	$1,747	$1,389	$1,200	$2,483
Net Income per common share, basic	$0.46	$0.31	$0.96	$0.69
Net Income per common share, diluted	$0.44	$0.31	$0.94	$0.69
Dividends per common share	$-	$-	$-	$0.08

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,054	$1,592
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	639	946
Depreciation and amortization	435	581
Amortization of premiums and accretion of discounts on securities, net	(83)	(6)
Mortgage loans originated for sale	(8,296)	(2,783)
Proceeds on sale of mortgage loans	10,181	3,138
Gain on sale of mortgage loans	(139)	(43)
Net realized and unrealized (gain) loss on foreclosed real estate	183	(101)
Net gain on sales of securities available for sale	(68)	-
Unrealized (gain) loss on derivative contract	(33)	72
Increase in cash surrender value of life insurance	(149)	(110)
Deferred income taxes	192	(2,136)
ESOP and stock compensation expense	357	233
Decrease in accrued interest receivable	12	73
Decrease in accrued interest payable	(8)	(17)
Change in other assets and liabilities, net	(348)	1,305
Net Cash Provided By Operating Activities	4,929	2,744

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(26,377)	(33,508)
Proceeds from sales of securities available for sale	3,914	3,666
Proceeds from maturities of securities available for sale	4,156	14,573
Principal collected on mortgage-backed securities	6,756	6,543
Net (increase) decrease in loans	1,257	(1,831)
Proceeds from redemption of Federal Home Loan Bank stock	121	-
Investment in cash surrender value of life insurance	-	(1,200)
Proceeds from sale of foreclosed real estate	464	736
Purchase of premises and equipment	(903)	(219)
Net Cash Used In Investing Activities	(10,612)	(11,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,830	11,241
Net decrease in federal funds purchased	-	(1,180)
Net decrease in repurchase agreements	(209)	(209)
Increase (decrease) in Federal Home Loan Bank line of credit	(1,633)	227
Proceeds from Federal Home Loan Bank advances	55,000	54,439
Repayment of Federal Home Loan Bank advances	(52,063)	(51,644)
Net increase (decrease) in advance payments by borrowers
for taxes and insurance	19	(140)
Purchase of treasury stock	(665)	(1,329)
Dividends paid	-	(193)
Net Cash Provided By Financing Activities	3,279	11,212

Net Increase (Decrease) in Cash and Cash Equivalents	(2,404)	2,716

Cash and cash equivalents at beginning of period	11,278	10,404

Cash and Cash Equivalents at End of Period	$8,874	$13,120

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2011, the results of operations for the three- and six-month periods ended March 31, 2011 and 2010 and the cash flows for the six-month periods ended March 31, 2011 and 2010.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.           Investment Securities

Investment securities have been classified according to management’s intent.  The amortized cost of securities and their fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2011:
Securities available for sale:
Agency bonds and notes	$33,779	$38	$382	$33,435
Agency mortgage-backed	10,685	256	42	10,899
Agency CMO	22,547	188	86	22,649
Privately-issued CMO	10,124	3,061	67	13,118
Municipal	40,786	881	491	41,176
Subtotal – debt securities	117,921	4,424	1,068	121,277
Equity securities	-	89	-	89
Total securities available for sale	$117,921	$4,513	$1,068	$121,366
Securities held to maturity:
Agency mortgage-backed	$2,940	$182	$-	$3,122
Total securities held to maturity	$2,940	$182	$-	$3,122

September 30, 2010:
Securities available for sale:
Agency bonds and notes	$25,510	$196	$1	$25,705
Agency mortgage-backed	13,944	226	29	14,141
Agency CMO	22,325	224	61	22,488
Privately-issued CMO	10,342	2,418	72	12,688
Municipal	33,109	1,920	152	34,877
Subtotal – debt securities	105,230	4,984	315	109,899
Equity securities	-	77	-	77
Total securities available for sale	$105,230	$5,061	$315	$109,976
Securities held to maturity:
Agency mortgage-backed	$3,625	$211	$-	$3,836
Municipal	304	4	-	308
Total securities held to maturity	$3,929	$215	$-	$4,144

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

The amortized cost and fair value of investment securities as of March 31, 2011 by contractual maturity are shown below.  Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$392	$393	$-	$-
Due after one year through five years	3,672	3,684	-	-
Due after five years through ten years	8,433	8,611	-	-
Due after ten years	62,068	61,923	-	-
	74,565	74,611	-	-

Equity securities	-	89	-	-
CMO	32,671	35,767	-	-
Mortgage-backed securities	10,685	10,899	2,940	3,122
	$117,921	$121,366	$2,940	$3,122

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information pertaining to available for sale securities with gross unrealized losses at March 31, 2011, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency bonds and notes	17	$24,697	$382
Agency mortgage-backed	7	5,324	42
Agency CMO	4	4,675	86
Privately-issued CMO	2	845	10
Municipal bonds	18	11,076	362
	48	46,617	882
Continuous loss position more than twelve months:
Privately-issued CMO	3	193	57
Municipal bonds	1	1,821	129
	4	2,014	186
Total securities available for sale	52	$48,631	$1,068

At March 31, 2011, the Company did not have any securities held to maturity with an unrealized loss.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The total available for sale debt securities in loss positions at March 31, 2011 have depreciated approximately 2.2% from the Bank’s amortized cost basis and had a weighted-average yield of 3.84% and a weighted-average coupon rate of 4.25%.

U.S. government agency debt securities, including mortgage-backed securities and CMO securities, and municipal bonds in loss positions at March 31, 2011 had depreciated approximately 2.1% from the amortized cost basis.  All of the U.S. government agency and municipal securities are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The unrealized losses on U.S. government agency and municipal securities relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

At March 31, 2011, the five privately-issued CMO securities in loss positions had depreciated approximately 6.1% from the amortized cost basis and include securities collateralized by home equity lines of credit or other mortgage-related loan products.  All such investments except two securities with fair values totaling $750,000 and unrealized losses of $47,000 at March 31, 2011 continued to be rated by a nationally recognized statistical rating organization as investment grade assets.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO portfolio each quarter using an independent third party analysis.  At March 31, 2011, the Company held nineteen privately-issued CMO securities with an aggregate amortized cost of $5.5 million and fair value of $7.4 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.  Based on the independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO portfolio.  While management does not anticipate a credit-related impairment loss at March 31, 2011, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

During the six months ended March 31, 2011 and three months ended December 31, 2010, the Company realized gross gains on sales of available for sale municipal securities of $68,000.  The Company had no realized gains on sales of available for sale securities during the three months ended March 31, 2011.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.           Loans and Allowance for Loan Losses

Loans at March 31, 2011 and September 30, 2010 consisted of the following:

	March 31,	September 30,
	2011	2010
	(In thousands)
Real estate mortgage:
1-4 family residential	$166,411	$172,007
Multi-family residential	23,382	20,360
Commercial	59,989	53,869
Residential construction	14,944	15,867
Commercial construction	9,044	9,851
Land and land development	9,729	9,076
Commercial business loans	29,509	30,905
Consumer:
Home equity loans	15,715	16,335
Auto loans	11,165	13,405
Other consumer loans	6,474	7,030
Gross loans	346,362	348,705

Deferred loan origination fees and costs, net	676	778
Undisbursed portion of loans in process	(1,822)	(2,057)
Allowance for loan losses	(4,157)	(3,811)

Loans, net	$341,059	$343,615

During the six-month period ended March 31, 2011, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the components of the recorded investment in loans for each portfolio class as of March 31, 2011:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$166,411	$59,989	$23,382	$22,166	$9,729	$29,509	$33,354	$344,540

Accrued interest receivable	686	266	89	99	40	160	131	1,471

Net deferred loan origination fees and costs	659	(19)	(5)	46	(13)	(33)	41	676

Recorded investment in loans	$167,756	$60,236	$23,466	$22,311	$9,756	$29,636	$33,526	$346,687

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$3,081	$1,883	$32	$763	$397	$145	$351	$6,652

Collectively evaluated for impairment	163,911	57,792	23,434	21,499	9,359	29,491	33,133	338,619

Acquired with deteriorated credit quality	764	561	-	49	-	-	42	1,416

Ending balance	$167,756	$60,236	$23,466	$22,311	$9,756	$29,636	$33,526	$346,687

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An analysis of the allowance for loan losses as of and for the three and six months ended March 31, 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Changes in Allowance for Loan Losses for the three-months ended March 31, 2011:
Beginning balance	$1,203	$896	$550	$133	$29	$787	$361	$-	$3,959
Provisions	44	(16)	4	12	8	223	12	-	287
Charge-offs	(24)	-	-	-	-	(53)	(42)	-	(119)
Recoveries	13	-	-	-	-	4	13	-	30

Ending balance	$1,236	$880	$554	$145	$37	$961	$344	$-	$4,157

Changes in Allowance for Loan Losses for the six-months ended March 31, 2011:
Beginning balance	$1,242	$600	$369	$218	$62	$891	$429	$-	$3,811
Provisions	218	285	185	(65)	(25)	62	(21)	-	639
Charge-offs	(237)	(5)	-	(8)	-	(53)	(94)	-	(397)
Recoveries	13	-	-	-	-	61	30	-	104

Ending balance	$1,236	$880	$554	$145	$37	$961	$344	$-	$4,157

Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$70	$249	$-	$21	$-	$-	$31	$-	$371

Collectively evaluated for impairment	1,166	631	554	124	37	961	313	-	3,786

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Ending balance	$1,236	$880	$554	$145	$37	$961	$344	$-	$4,157

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of and for the three and six months ended March 31, 2011.

	At March 31, 2011			Three Months Ended March 31, 2011			Six Months Ended March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Recognized Cash-Method	Average Recorded Investment	Interest Income Recognized	Interest Recognized Cash-Method
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$2,730	$2,708	$-	$2,533	$7	$3	$2,475	$16	$13
Commercial real estate	1,406	1,407	-	1,196	-	1	1,187	2	1
Multifamily	32	31	-	16	1	-	11	1	-
Construction	742	735	-	548	4	1	572	5	1
Land and land development	397	397	-	397	-	-	265	-	-
Commercial business	145	143	-	154	2	1	217	3	2
Consumer	256	256	-	235	1	-	247	2	1
	$5,708	$5,677	$-	$5,079	$15	$6	$4,974	$29	$18

Loans with an allowance recorded:
Residential real estate	$351	$350	$70	$345	$-	$-	$552	$-	$-
Commercial real estate	477	477	249	486	-	-	324	-	-
Multifamily	-	-	-	-	-	-	-	-	-
Construction	21	21	21	140	-	-	140	-	-
Land and land development	-	-	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-	-	-
Consumer	95	94	31	98	-	-	97	-	-
	$944	$942	$371	$1,069	$-	$-	$1,113	$-	$-

Total:
Residential real estate	$3,081	$3,058	$70	$2,878	$7	$3	$3,027	$16	$13
Commercial real estate	1,883	1,884	249	1,682	-	1	1,511	2	1
Multifamily	32	31	-	16	1	-	11	1	-
Construction	763	756	21	688	4	1	712	5	1
Land and land development	397	397	-	397	-	-	265	-	-
Commercial business	145	143	- -	154	2	1	217	3	2
Consumer	351	350	31	333	1	-	344	2	1
	$6,652	$6,619	$371	$6,148	$15	$6	$6,087	$29	$18

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans by class of loans at March 31, 2011:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,535	$546	$3,081
Commercial real estate	1,883	-	1,883
Multifamily	-	32	32
Construction	496	267	763
Land and land development	397	-	397
Commercial business	44	101	145
Consumer	295	56	351
Total	$5,650	$1,002	$6,652

The following table presents the aging of the recorded investment in past due loans at March 31, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential real estate	$7,205	$120	$2,147	$9,472	$158,284	$167,756
Commercial real estate	1,078	141	1,574	2,793	57,443	60,236
Multifamily	-	-	32	32	23,434	23,466
Construction	54	-	490	544	21,767	22,311
Land and land development	-	-	397	397	9,359	9,756
Commercial business	49	23	115	187	29,449	29,636
Consumer	542	21	134	697	32,829	33,526
Total	$8,928	$305	$4,889	$14,122	$332,565	$346,687

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, public information, historical payment experience, credit documentation, and current economic trends, among other factors.  The Company classifies loans based on credit risk at least quarterly.  The Company uses the following regulatory definitions for risk ratings:

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

Loss:  Loans classified as loss are considered uncollectible and of such little value that their continuance on the Company’s books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of March 31, 2011, and based on the most recent analysis performed, the recorded investment in loans by risk category is as follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)
Pass	$156,215	$54,606	$21,153	$20,963	$8,932	$28,245	$32,803	$322,917
Special Mention	1,162	2,999	331	428	427	1,161	61	6,569
Substandard	9,554	2,154	1,982	850	397	216	576	15,729
Doubtful	825	477	-	70	-	14	86	1,472
Loss	-	-	-	-	-	-	-	-
Total	$167,756	$60,236	$23,466	$22,311	$9,756	$29,636	$33,526	$346,687

The Company does not have any classes of loans that are considered to be subprime.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.           Supplemental Disclosure for Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)

Basic:
Earnings:
Net income	$970	$700	$2,054	$1,592

Shares:
Weighted average common shares outstanding	2,127,440	2,255,803	2,142,246	2,302,606

Net income per common share, basic	$0.46	$0.31	$0.96	$0.69

Diluted:
Earnings:
Net income	$970	$700	$2,054	$1,592

Shares:
Weighted average common shares outstanding	2,127,440	2,255,803	2,142,246	2,302,606
Add: Dilutive effect of outstanding options	39,937	-	27,827	-
Add: Dilutive effect of restricted stock	17,869	-	13,848	-
Weighted average common shares outstanding as adjusted	2,185,246	2,255,803	2,183,921	2,302,606

Net income per common share, diluted	$0.44	$0.31	$0.94	$0.69

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.           Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale.  The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three-month and six-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,287	$1,141	$(1,225)	$1,475
Income tax (expense) benefit	(510)	(452)	416	(584)
Net of tax amount	777	689	(809)	891

Less: reclassification adjustment for realized gains included in net income	-	-	(68)	-
Income tax expense	-	-	23	-
Net of tax amount	-	-	(45)	-
Other comprehensive income (loss), net of tax	$777	$689	$(854)	$891

6.           Supplemental Disclosures of Cash Flow Information

	Six Months Ended March 31,
	2011	2010
	(In thousands)
Cash payments for:
Interest	$3,326	$4,333
Taxes	490	270
Transfers from loans to foreclosed real estate	882	329

Proceeds from sales of foreclosed real estate financed through loans	221	403

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2011 and September 30, 2010.  The Company had no liabilities measured at fair value as of March 31, 2011 or September 30, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2011:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency bonds and notes	$-	$33,435	$-	$33,435
Agency mortgage-backed	-	10,899	-	10,899
Agency CMO	-	22,649	-	22,649
Privately-issued CMO	-	13,118	-	13,118
Municipal	-	41,176	-	41,176
Equity securities	89	-	-	89
Total securities available for sale	$89	$121,277	$-	$121,366

Interest rate cap contract	$-	$110	$-	$110

Assets Measured - Nonrecurring Basis:
Impaired loans	-	6,248	-	6,248
Loans held for sale	-	138	-	138
Foreclosed real estate	-	1,345	-	1,345

September 30, 2010:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency bonds and notes	$-	$25,705	$-	$25,705
Agency mortgage-backed	-	14,141	-	14,141
Agency CMO	-	22,488	-	22,488
Privately-issued CMO	-	12,688	-	12,688
Municipal	-	34,877	-	34,877
Equity securities	77	-	-	77
Total securities available for sale	$77	$109,899	$-	$109,976

Interest rate cap contract	$-	$77	$-	$77

Assets Measured - Nonrecurring Basis:
Impaired loans	-	5,637	-	5,637
Loans held for sale	-	1,884	-	1,884
Foreclosed real estate	-	1,331	-	1,331

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

Foreclosed Real Estate Held for Sale.  Foreclosed real estate held for sale is reported at fair value less estimated costs to dispose of the property using Level 2 inputs.  The fair values are determined by real estate appraisals using valuation techniques consistent with the market approach using recent sales of comparable properties.  In cases where such inputs are unobservable, the balance is reflected within the Level 3 hierarchy.

Transfers Between Categories.  There were no transfers into or out of the Company's Level 3 financial assets for the six-month period ended March 31, 2011.  In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six-month period ended March 31, 2011.

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

	March 31, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets:
Cash and due from banks	$5,158	$5,158	$10,184	$10,184
Interest-bearing deposits in banks	3,716	3,716	1,094	1,094
Securities available for sale	121,366	121,366	109,976	109,976
Securities held to maturity	2,940	3,122	3,929	4,144

Loans, net	341,059	354,016	343,615	357,508

Loans held for sale	138	138	1,884	1,884
Federal Home Loan Bank stock	4,049	4,049	4,170	4,170
Accrued interest receivable	2,380	2,380	2,392	2,392

Financial liabilities:
Deposits	368,991	373,434	366,161	371,869
Short-term repurchase agreements	1,316	1,316	1,312	1,312
Long-term repurchase agreements	15,296	15,318	15,509	15,602
Borrowings from Federal Home
Loan Bank	68,463	69,178	67,159	68,531
Accrued interest payable	419	419	427	427
Advance payments by borrowers for taxes and insurance	271	271	252	252

Derivative financial instruments included in other assets:
Interest rate cap	110	110	77	77

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	-	114	-	265

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

Effective June 30, 2008, the Bank curtailed the accrual of benefits for active participants in the defined benefit pension plan.    As a result of the curtailment, each active participant’s pension benefit was determined based on the participant’s compensation and duration of employment as of June 30, 2008, and compensation and employment after that date was not taken into account in determining pension benefits under the plan.  In April 2010, the Bank received approval from the Internal Revenue Service to terminate the plan.  The termination of the plan and the settlement of the plan obligations resulted in the allocation of excess plan assets to the active plan participants in April 2010.  The breakdown of net periodic benefit expense for the six months ended March 31, 2010 follows.  No net periodic benefit expense was recognized for the six months ended March 31, 2011.

(In thousands)
Net periodic benefit expense:
Service cost	$-
Interest cost on projected benefit obligation	149
Expected return on plan assets	(72)
Amortization of unrecognized gain	(2)

Net periodic benefit expense	$75

The Bank made no contributions to the Plan after June 30, 2008.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.           Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (ESOP) covering substantially all employees.  The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company.  The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions.  Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts.  Dividends payable on unallocated shares are not considered dividends for financial reporting purposes.  Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan.  Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity.  Compensation expense recognized for the three- and six-month periods ended March 31, 2011 amounted to $58,000 and $125,000, respectively.  Compensation expense recognized for the three- and six-month periods ended March 31, 2010 amounted to $44,000 and $233,000, respectively.  Company common stock held by the ESOP trust at March 31, 2011 was as follows:

Allocated shares	61,764
Unearned shares	141,599
Total ESOP shares	203,363

Fair value of unearned shares	$2,159,385

10.	Stock Based Compensation Plans

The Company has adopted the 2010 Equity Incentive Plan (Plan), which the Company’s shareholders approved in February 2010.  The Plan provides for the award of stock options, restricted shares and performance shares.  The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 355,885 shares.  The Company may grant both non-statutory and statutory (i.e., incentive) stock options that may not have a term exceeding ten years.  An award of a performance share is a grant of a right to receive shares of the Company’s common stock contingent upon the achievement of specific performance criteria or other objectives set at the grant date.  Awards granted under the Plan may be granted either alone, in addition to, or in tandem with any other award granted under the Plan.  The terms of the Plan include a provision whereby all unearned options and shares become immediately exercisable and fully vested upon a change in control.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million.  These acquired common shares were later granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million.  The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital.  The restricted stock vests ratably over a five-year period from the grant date.  Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  Compensation expense related to restricted stock recognized for the three- and six-month periods ended March 31, 2011 amounted to $65,000 and $130,000, respectively.  No compensation expense for restricted stock was recognized for the comparable periods in 2010.  A summary of the Company’s nonvested restricted shares is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at October 1, 2010	98,092	$13.25
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2011	98,092	$13.25

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of stock option activity under the plan as of March 31, 2011, and changes during the six-month period then ended is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at October 1, 2010	254,204	$13.25
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at end of year	254,204	$13.25	9.1	$508

Exercisable at March 31, 2011	8,972	$13.25	0.4	$18

The Company recognized compensation expense related to stock options of $38,000 and $101,000 for the three- and six-month periods ended March 31, 2011, respectively.  No compensation expense related to stock options was recognized for the comparable periods in 2010.  At March 31, 2011, there was $625,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

11.	Income Taxes

Prior to October 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations.  Retained earnings at March 31, 2011 and September 30, 2010 include $4.6 million of cumulative deductions for which no deferred federal income tax liability has been recorded.  Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate.  The unrecorded deferred liability on these amounts was approximately $1.5 million at March 31, 2011 and September 30, 2010.

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

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU amends ASC Topic 820 to provide users of financial statements with additional information regarding fair value.  New disclosures required by the ASU include disclosures of significant transfers between Level 1 and Level 2 and the reasons for such transfers, disclosure of the reasons for transfers in or out of Level 3 and that significant transfers into Level 3 be disclosed separately from significant transfers out of Level 3, and disclosure of the valuation techniques used in connection with Level 2 and Level 3 valuations and the reason for any changes in valuation methods.  This ASU was generally effective for interim and annual periods beginning after December 15, 2009.  However, disclosures of purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  As this ASU applies only to disclosures, the adoption of this ASU had no impact on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses.  For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  ASU No. 2011-01 issued in January 2011 delayed the effective date of the disclosures about troubled debt restructurings required by ASU No. 2010-20 for public companies, so that the new disclosures about troubled debt restructurings could be coordinated with additional guidance for determining what constitutes a troubled debt restructuring issued in 2011.  As this ASU applies only to disclosures, the adoption of this ASU had no impact on the Company’s consolidated financial position or results of operations.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations.  The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The guidance also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  As this ASU applies only to disclosures, the adoption of this ASU is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The new guidance is intended to assist creditors in determining when a loan modification or restructuring is considered a troubled debt restructuring (TDR), in order to address current diversity in practice and lead to more consistent application of accounting principles.  In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The update removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  Other criteria applicable to the assessment of effective control are not changed by the amendments in the update.  The guidance in the update is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.   The adoption of this ASU is not expected to have any impact on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

During the six-month period ended March 31, 2011, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

Comparison of Financial Condition at March 31, 2011 and September 30, 2010

Cash and Cash Equivalents.  Cash and cash equivalents decreased from $11.3 million at September 30, 2010 to $8.9 million at March 31, 2011, primarily due to a decrease of $5.0 million in cash and due from banks, which more than offset an increase in interest-bearing deposits with banks of $2.6 million.  The decrease in cash and cash equivalents was primarily used to fund purchases of securities available for sale.

Loans.  Net loans receivable decreased $2.5 million, from $343.6 million at September 30, 2010 to $341.1 million at March 31, 2011, primarily due to decreases in residential permanent and construction loans of $6.5 million, consumer loans of $3.4 million and commercial business loans of $1.4 million, which more than offset increases in nonresidential permanent and construction loans of $5.3 million and multi-family residential mortgage loans of $3.0 million. The decrease in residential mortgage loans is primarily due to loan payoffs that have not been replaced by new originations for the Bank’s in-house loan portfolio as the Bank has increased its secondary market mortgage loan sales activity. In addition, the Bank has increased its commercial lending personnel and has continued to emphasize the origination of commercial loans in fiscal 2011 in order to further diversify the loan portfolio.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Securities Available for Sale.  Securities available for sale increased $11.4 million from $110.0 million at September 30, 2010 to $121.4 million at March 31, 2011 due primarily to purchases of $26.4 million, partially offset by sales of $3.9 million, maturities and calls of $3.9 million and principal repayments of $6.1 million. The increase in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities and municipal securities, was primarily funded by an increase in deposits and decreases in cash and cash equivalents and loans.

Securities Held to Maturity.  Investment securities held-to-maturity decreased $989,000 from $3.9 million at September 30, 2010 to $2.9 million at March 31, 2011 due primarily to principal repayments on mortgage-backed securities.

Deposits.  Total deposits increased $2.8 million from $366.2 million at September 30, 2010 to $369.0 million at March 31, 2011 primarily due to increases in noninterest-bearing demand deposit accounts of $1.9 million, savings accounts of $2.1 million and certificates of deposit of $2.3 million, which more than offset a decrease in interest-bearing demand deposit accounts of $3.7 million during the period. The increase in certificates of deposit is due primarily to $3.0 million of brokered certificates of deposit.  Management determined that utilizing a certain level of brokered deposits with differing maturities as a funding source alternative to local customer certificates of deposit and FHLB advances was advantageous given the lower interest rate environment for brokered funds.

Borrowings.  Borrowings from FHLB increased $1.3 million from $67.2 million at September 30, 2010 to $68.5 million at March 31, 2011.  Management has increased the level of FHLB advances to take advantage of historically low interest rates, provide short-term liquidity and provide funding for purchases of available for sale securities.

Stockholders’ Equity.  Stockholders’ equity increased $908,000 from $55.2 million at September 30, 2010 to $56.1 million at March 31, 2011.  The increase was due primarily to $2.1 million of retained net earnings, which more than offset an $854,000 decrease in accumulated other comprehensive income as a result of net unrealized losses on available for sale securities, and the open market repurchase of $665,000 of common stock recorded as treasury stock. During the quarter ended December 31, 2009, the Company declared a special dividend of $0.08 per share, totaling $193,000, which was paid to shareholders of record as of the close of business on January 4, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended March 31, 2011 and 2010

Overview.  The Company reported net income of $2.1 million, or $0.94 per diluted share, for the six-month period ended March 31, 2011, compared to net income of $1.6 million, or $0.69 per diluted share, for the same period in 2010.  The Company recognized a nonrecurring pretax charge of $118,000 of severance compensation expense for the early retirement of several officers during the 2011 period.

Net Interest Income.  Net interest income increased $203,000, or 2.1%, for the six months ended March 31, 2011 compared to the same period in 2010. Average interest-earnings assets increased $19.8 million and average interest-bearing liabilities increased $14.5 million when comparing the two periods.  The tax-equivalent interest rate spread was 4.33% for 2011 as compared to 4.40% for 2010.

Total interest income decreased $216,000, or 1.6%, when comparing the two periods due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 5.96% for 2010 to 5.64% for 2011, which more than offset an increase in the average balance of interest-earning assets of $19.8 million from $445.8 million for 2010 to $465.6 million for 2011. The average balance of investment securities increased $32.5 million while the average balance of loans decreased $13.4 million when comparing the two periods.

Total interest expense decreased $419,000, or 13.1%, due primarily to a decrease in the average cost of interest-bearing liabilities from 1.56% for 2010 to 1.31% for 2011, which more than offset an increase in the average balance of interest-bearing liabilities of $14.5 million from $406.5 million for 2010 to $421.0 million for 2011. The average cost of interest-bearing liabilities decreased for 2011 primarily as a result of lower market interest rates as compared to 2010, the repricing of certificates of deposit at lower market interest rates as they matured and the utilization of lower-cost FHLB advances and brokered deposits as alternative sources of funding. The average balances of deposits and borrowings increased $10.1 million and $4.4 million, respectively, when comparing the two periods.

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

	Six Months Ended March 31,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$3,971	$7	0.35%	$3,170	$9	0.57%
Loans	343,187	10,366	6.04	356,593	11,247	6.31
Investment securities	98,920	2,485	5.02	43,624	1,440	6.60
Mortgage-backed securities	15,478	204	2.64	38,282	552	2.88
Federal Home Loan Bank stock	4,081	58	2.84	4,170	32	1.53
Total interest-earning assets	465,637	13,120	5.64	445,839	13,280	5.96

Non-interest-earning assets	43,088			41,833
Total assets	$508,725			$487,672

Liabilities and equity:
NOW accounts	$65,632	$177	0.54	$61,178	$172	0.56
Money market deposit accounts	36,690	134	0.73	33,633	179	1.06
Savings accounts	39,068	51	0.26	36,386	56	0.31
Time deposits	200,527	1,685	1.68	200,636	2,142	2.14
Total interest-bearing deposits	341,917	2,047	1.20	331,833	2,549	1.54

Borrowings (1)	79,083	712	1.80	74,686	629	1.68
Total interest-bearing liabilities	421,000	2,759	1.31	406,519	3,178	1.56

Non-interest-bearing deposits	29,983			26,056
Other non-interest-bearing liabilities	2,753			2,068
Total liabilities	453,736			434,643

Total equity	54,989			53,029
Total liabilities and equity	$508,725			$487,672
Net interest income		$10,361			$10,102
Interest rate spread			4.33%			4.40%
Net interest margin			4.45%			4.53%
Average interest-earning assets to average interest-bearing liabilities			110.60%			109.67%

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

	Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$(7)	$5	$(2)
Loans	(469)	(412)	(881)
Investment securities	(243)	1,288	1,045
Mortgage-backed securities	(43)	(305)	(348)
Other interest-earning assets	26	-	26
Total interest-earning assets	(736)	576	(160)

Interest expense:
Deposits	(582)	80	(502)
Borrowings (1)	46	37	83
Total interest-bearing liabilities	(536)	117	(419)
Net increase in net interest income	$(200)	$459	$259

(1)  Includes Federal Home Loan Bank borrowings and repurchase agreements.

Provision for Loan Losses.  The provision for loan losses was $639,000 for the six months ended March 31, 2011 compared to $946,000 for the same period in 2010. The increased level of provision for loan losses for the 2010 period was primarily to specifically reserve for a deteriorating credit relationship of $584,000 that was secured by equities and commercial real estate.

Net charge-offs were $293,000 for the three months ended March 31, 2011 compared to net charge-offs of $354,000 for the same period in 2010.

The recorded investment in nonperforming loans was $6.7 million at March 31, 2011 compared to $6.0 million September 30, 2010 and $7.3 million at March 31, 2010. Nonperforming loans at March 31, 2011 includes nonaccrual loans of $5.7 million and loans totaling $1.0 million that are over 90 days past due, but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Gross loans receivable decreased $14.0 million from $360.4 million at March 31, 2010 to $346.4 million at March 31, 2011, primarily due to decreases in residential permanent and construction loans of $15.5 million, land and land development loans of $1.3 million, commercial business loans of $10.3 million and consumer loans of $6.3 million, which more than offset increases in nonresidential permanent and construction loans of $11.3 million and multi-family residential mortgage loans of $8.1 million when comparing the two periods. The decreases in residential mortgage loans, commercial business loans and consumer loans are primarily due to loan payoffs that have not been replaced by new originations.

The allowance for loan losses was $4.2 million at March 31, 2011 compared to $3.8 million at September 30, 2010 and $4.3 million at March 31, 2010.  Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses.  The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income.  Noninterest income increased $222,000 for the six-month period ended March 31, 2011 as compared to the same period in 2010. The increase was due primarily to a $33,000 unrealized gain on an interest rate cap contract for the six-month period ended March 31, 2011, compared to an unrealized loss of $72,000 on the interest rate cap contract for the same period in 2010, an increase in the net gains on sales of mortgage loans of $96,000 for the 2011 period compared to the 2010 period, and gains on the sales of securities available for sale of $68,000 for the 2011 period. There were no sales of securities available for sale in the six months ended March 31, 2010. These increases more than offset a decrease in service charges on deposit accounts of $105,000 due primarily to a decrease in overdraft fee income when comparing the two periods.

Noninterest Expense.  Noninterest expenses increased $63,000 for the six-month period ended March 31, 2011 as compared to the same period in 2010. The increase was due primarily to increases in compensation and benefits expense and net losses on foreclosed real estate of $241,000 and $215,000, respectively, which more than offset decreases in data processing expense, occupancy and equipment expense, and professional fees of $178,000, $186,000 and $51,000, respectively. The decreases in data processing expense, occupancy and equipment expense, and professional fees are due primarily to charges in the 2010 period relating to the conversion of the Bank’s core operating system.  The increase in compensation and benefits expense was due primarily to $118,000 of severance compensation for the early retirement of several officers recorded during the 2011 period, and increased staffing and employee benefit costs.  The increase in net losses on foreclosed real estate is due primarily to increases in write-downs, net losses on sales, and operating expenses related to foreclosed properties during the 2011 period.

Income Tax Expense.  The Company recognized income tax expense of $866,000 for the six-month period ended March 31, 2011, for an effective tax rate of 29.7%, compared to income tax expense of $659,000, for an effective tax rate of 29.3%, for the same period in 2010.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Overview.  The Company reported net income of $970,000, or $0.44 per diluted share, for the quarter ended March 31, 2011, compared to net income of $700,000, or $0.31 per diluted share, for the same period in 2010.

Net Interest Income.  Net interest income increased $54,000, or 1.1%, for the quarter ended March 31, 2011 compared to the same period in 2010. Average interest-earnings assets increased $22.8 million and average interest-bearing liabilities increased $13.2 million when comparing the two periods.  The tax-equivalent interest rate spread was 4.27% for 2011 as compared to 4.41% for 2010.

Total interest income decreased $121,000, or 1.9%, when comparing the two periods due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 5.88% for 2010 to 5.53% for 2011, which more than offset an increase in the average balance of interest-earning assets of $22.8 million from $448.8 million in 2010 to $471.6 million in 2011. The average balance of investment securities increased $34.3 million while the average balance of loans decreased $12.7 million when comparing the two periods.

Total interest expense decreased $175,000, or 11.7%, due primarily to a decrease in the average cost of interest-bearing liabilities from 1.47% in 2010 to 1.26% in 2011, which more than offset an increase in the average balance of interest-bearing liabilities of $13.2 million from $411.7 million in 2010 to $424.9 million in 2011. The average cost of interest-bearing liabilities decreased for 2011 primarily as a result of lower market interest rates as compared to 2010, the repricing of certificates of deposit at lower market interest rates as they matured and the utilization of lower-cost FHLB advances and brokered deposits as alternative sources of funding. The average balances of deposits and borrowings increased $8.8 million and $4.4 million, respectively, when comparing the two periods.

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

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$3,954	$4	0.40%	$2,605	$3	0.46%
Loans	343,247	5,093	5.94	355,938	5,561	6.25
Investment securities	105,897	1,270	4.80	49,102	744	6.06
Mortgage-backed securities	14,449	117	3.24	36,958	272	2.94
Federal Home Loan Bank stock	4,049	30	2.96	4,170	15	1.44
Total interest-earning assets	471,596	6,514	5.53	448,773	6,595	5.88

Non-interest-earning assets	41,096			42,898
Total assets	$512,692			$491,671

Liabilities and equity:
NOW accounts	$64,246	$82	0.51	$63,094	$76	0.48
Money market deposit accounts	37,085	68	0.73	33,909	79	0.93
Savings accounts	39,730	23	0.23	36,820	25	0.27
Time deposits	202,575	813	1.61	200,994	1,023	2.04
Total interest-bearing deposits	343,636	986	1.15	334,817	1,203	1.44

Borrowings (1)	81,251	350	1.72	76,833	308	1.60
Total interest-bearing liabilities	424,887	1,336	1.26	411,650	1,511	1.47

Non-interest-bearing deposits	30,562			24,951
Other non-interest-bearing liabilities	2,634			1,944
Total liabilities	458,083			438,545

Total equity	54,609			53,126
Total liabilities and equity	$512,692			$491,671
Net interest income		$5,178			$5,084
Interest rate spread			4.27%			4.41%
Net interest margin			4.39%			4.53%
Average interest-earning assets to average interest-bearing liabilities			110.99%			109.02%

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

	Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$-	$1	$1
Loans	(272)	(196)	(468)
Investment securities	(115)	641	526
Mortgage-backed securities	31	(186)	(155)
Other interest-earning assets	15	-	15
Total interest-earning assets	(341)	260	(81)

Interest expense:
Deposits	(250)	33	(217)
Borrowings (1)	24	18	42
Total interest-bearing liabilities	(226)	51	(175)
Net increase in net interest income	$(115)	$209	$94

(1)  Includes Federal Home Loan Bank borrowings and repurchase agreements.

Provision for Loan Losses.  The provision for loan losses was $287,000 for the quarter ended March 31, 2011 compared to $588,000 for the same period in 2010.  As discussed above, the increased level of provision for loan losses for the 2010 period was primarily to specifically reserve for a deteriorating credit relationship of $584,000 that was secured by equities and commercial real estate.

Net charge-offs were $89,000 for the quarter ended March 31, 2011 compared to net charge-offs of $234,000 for the same period in 2010.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Noninterest Income.  Noninterest income increased $93,000 for the quarter ended March 31, 2011 as compared to the same period in 2010. The increase was due primarily to a decrease in the unrealized loss on an interest rate cap contract from $133,000 for the quarter ended March 31, 2010 to $12,000 for the quarter ended March 31, 2011. That change more than offset a decrease in service charges on deposit accounts of $55,000, which was due primarily to a decrease in overdraft fee income when comparing the two periods.

Noninterest Expense.  Noninterest expenses decreased $10,000 for the quarter ended March 31, 2011 as compared to the same period in 2010. The decrease was due primarily to decreases in data processing expense, occupancy and equipment expense, and professional fees of $227,000, $99,000 and $57,000, respectively, which more than offset increases in compensation and benefits expense and net losses on foreclosed real estate of $163,000 and $195,000, respectively. The decreases in data processing expense, occupancy and equipment expense, and professional fees are due primarily to charges in the 2010 quarter relating to the conversion of the Bank’s core operating system. The increase in compensation and benefits expense was due primarily to increased staffing and employee benefit costs.  The increase in net losses on foreclosed real estate is due primarily to write-downs on foreclosed properties totaling $142,000 during the 2011 quarter.

Income Tax Expense.  The Company recognized income tax expense of $409,000 for the quarter ended March 31, 2011, for an effective tax rate of 29.7%, compared to income tax expense of $221,000, for an effective tax rate of 24.0%, for the same period in 2010.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At March 31, 2011, the Bank had cash and cash equivalents of $8.9 million and securities available-for-sale with a fair value of $121.4 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At March 31, 2011, the Company had liquid assets of $2.4 million.

Capital Management.  The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements.  As of March 31, 2011, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with tangible, core and risk-based capital ratios of 8.26%, 8.26% and 13.03%, respectively.  The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.  At March 31, 2011, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit.  A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

For the six months ended March 31, 2011, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The following table is provided by the OTS and sets forth the change in the Bank’s NPV at December 31, 2010 based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Given the timing of the release of this information by the OTS, information as of March 31, 2011 is unavailable for inclusion in this report.

	At December 31, 2010
	Net Portfolio Value			Net Portfolio Value as a
	Dollar	Dollar	Percent	Percent of Present Value of Assets
Change in Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$39,612	$(19,944)	(33)%	7.96%	(329	)bp
200bp	48,146	(11,410)	(19)	9.44	(181	)bp
100bp	55,479	(4,077)	(7)	10.64	(61	)bp
Static	59,556	-	-	11.25	-	bp
(100)bp	62,165	2,609	4	11.60	35	bp

The preceding table indicates that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates and increase slightly in the event of a sudden and sustained decrease of 100 basis points in rates.  The expected decrease in the Bank’s NPV given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At March 31, 2011, approximately 64.8% of the loan portfolio consisted of fixed-rate loans.

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

During the quarter ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended March 31, 2011:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2011 through January 31, 2011	—	—	—	74,752
February 1, 2011 through February 28, 2011	—	—	—	74,752
March 1, 2011 through March 31, 2011	—	—	—	74,752
Total	—	—	—	74,752

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

Item 4.             (Removed and Reserved)

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

FIRST SAVINGS FINANCIAL GROUP, INC. (Registrant)

Dated May 13, 2011	By:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated May 13, 2011	By:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer