Form 10-Q
period 2011-06-30
First Savings Financial Group Inc
filed 2011-08-12
CIK 1435508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2011 was 2,365,209.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2011	2010

ASSETS
Cash and due from banks	$6,647	$10,184
Interest-bearing deposits with banks	2,289	1,094
Total cash and cash equivalents	8,936	11,278

Securities available for sale, at fair value	121,751	109,976
Securities held to maturity	2,667	3,929

Loans held for sale	-	1,884
Loans, net	352,710	343,615

Federal Home Loan Bank stock, at cost	4,400	4,170
Premises and equipment	10,180	9,492
Foreclosed real estate	948	1,331
Accrued interest receivable:
Loans	1,506	1,646
Securities	1,070	746
Cash surrender value of life insurance	8,464	8,234
Goodwill	5,940	5,940
Core deposit intangible	2,227	2,447
Other assets	2,795	3,754

Total Assets	$523,594	$508,442

LIABILITIES
Deposits:
Noninterest-bearing	$30,725	$28,853
Interest-bearing	346,584	337,308
Total deposits	377,309	366,161

Repurchase agreements	16,507	16,821
Borrowings from Federal Home Loan Bank	69,411	67,159
Accrued interest payable	413	427
Advance payments by borrowers for taxes and insurance	201	252
Accrued expenses and other liabilities	1,763	2,471
Total Liabilities	465,604	453,291

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share
Authorized 20,000,000 shares; issued 2,542,042 shares	25	25
Additional paid-in capital	24,513	24,310
Retained earnings - substantially restricted	35,080	31,889
Accumulated other comprehensive income	2,814	2,959
Unearned ESOP shares	(1,380)	(1,501)
Unearned stock compensation	(1,007)	(1,202)
Less treasury stock, at cost - 176,833 shares
(127,102 shares at September 30, 2010)	(2,055)	(1,329)
Total Stockholders' Equity	57,990	55,151

Total Liabilities and Stockholders' Equity	$523,594	$508,442

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2011	2010	2011	2010

INTEREST INCOME
Loans, including fees	$5,155	$5,575	$15,488	$16,782
Securities:
Taxable	1,159	742	3,312	2,384
Tax-exempt	244	193	598	424
Dividend income	26	27	84	59
Interest-bearing deposits with banks	8	4	15	13
Total interest income	6,592	6,541	19,497	19,662

INTEREST EXPENSE
Deposits	970	1,125	3,017	3,674
Repurchase agreements	84	83	241	255
Borrowings from Federal Home Loan Bank	273	267	828	724
Total interest expense	1,327	1,475	4,086	4,653

Net interest income	5,265	5,066	15,411	15,009
Provision for loan losses	435	300	1,074	1,246

Net interest income after provision for loan losses	4,830	4,766	14,337	13,763

NONINTEREST INCOME
Service charges on deposit accounts	348	405	1,022	1,184
Net gain on sales of securities available for sale	-	34	68	34
Unrealized gain (loss) on derivative contract	(31)	(16)	2	(88)
Net gain on sales of loans	124	29	263	72
Increase in cash surrender value of life insurance	81	64	230	174
Commission income	74	55	160	125
Other income	196	168	531	500
Total noninterest income	792	739	2,276	2,001

NONINTEREST EXPENSE
Compensation and benefits	2,130	2,638	6,387	6,654
Occupancy and equipment	445	554	1,343	1,638
Data processing	273	530	828	1,263
Advertising	76	81	238	242
Professional fees	141	216	414	540
FDIC insurance premiums	149	177	432	459
Net loss on foreclosed real estate	108	8	340	25
Other operating expenses	734	718	2,145	2,109
Total noninterest expense	4,056	4,922	12,127	12,930
Income before income taxes	1,566	583	4,486	2,834
Income tax expense	443	83	1,309	742
Net Income	$1,123	$500	$3,177	$2,092

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	$709	$731	$(100)	$1,622
Less: reclassification adjustment	-	(21)	(45)	(21)
Unrealized gain (loss) on securities	709	710	(145)	1,601
Reclassification adjustment - net realized loss
on settlement of pension plan	-	(428)	-	(428)
Other comprehensive income (loss)	709	282	(145)	1,173
Comprehensive Income	$1,832	$782	$3,032	$3,265
Net Income per common share, basic	$0.53	$0.23	$1.48	$0.92
Net Income per common share, diluted	$0.51	$0.23	$1.45	$0.92
Dividends per common share	$-	$-	$-	$0.08

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,177	$2,092
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	1,074	1,246
Depreciation and amortization	678	870
Amortization of premiums and accretion of discounts on securities, net	(151)	77
Mortgage loans originated for sale	(8,721)	(7,439)
Proceeds on sale of loans	10,764	7,353
Gain on sale of loans	(263)	(72)
Net realized and unrealized (gain) loss on foreclosed real estate	204	(113)
Net gain on sales of securities available for sale	(68)	(34)
Unrealized (gain) loss on derivative contract	(2)	88
Increase in cash surrender value of life insurance	(230)	(174)
Deferred income taxes	287	96
ESOP and stock compensation expense	517	333
Increase in accrued interest receivable	(184)	(380)
Decrease in accrued interest payable	(14)	(55)
Change in other assets and liabilities, net	79	290
Net Cash Provided By Operating Activities	7,147	4,178

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(39,657)	(71,170)
Proceeds from sales of securities available for sale	3,914	13,640
Proceeds from maturities of securities available for sale	15,853	18,582
Proceeds from maturities of securities held to maturity	303	-
Principal collected on mortgage-backed securities	9,065	12,611
Net (increase) decrease in loans	(10,851)	8,435
Purchase of Federal Home Loan Bank Stock	(351)	-
Proceeds from redemption of Federal Home Loan Bank stock	121	-
Investment in cash surrender value of life insurance	-	(4,200)
Proceeds from sale of foreclosed real estate	951	788
Purchase of premises and equipment	(1,146)	(258)
Net Cash Used In Investing Activities	(21,798)	(21,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,148	13,782
Net decrease in federal funds purchased	-	(1,180)
Net decrease in repurchase agreements	(314)	(314)
Increase (decrease) in Federal Home Loan Bank line of credit	(667)	1,596
Proceeds from Federal Home Loan Bank advances	105,000	92,439
Repayment of Federal Home Loan Bank advances	(102,081)	(85,758)
Net decrease in advance payments by borrowers
for taxes and insurance	(51)	(173)
Purchase of treasury stock	(726)	(1,329)
Purchase of common shares for restricted stock grants	-	(1,388)
Dividends paid	-	(193)
Net Cash Provided By Financing Activities	12,309	17,482

Net Increase (Decrease) in Cash and Cash Equivalents	(2,342)	88

Cash and cash equivalents at beginning of period	11,278	10,404

Cash and Cash Equivalents at End of Period	$8,936	$10,492

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2011, the results of operations for the three- and nine-month periods ended June 30, 2011 and 2010 and the cash flows for the nine-month periods ended June 30, 2011 and 2010.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Investment Securities

Investment securities have been classified according to management’s intent.  The amortized cost of securities and their fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2011:
Securities available for sale:
Agency bonds and notes	$24,769	$173	$43	$24,899
Agency mortgage-backed	14,715	439	-	15,154
Agency CMO	23,600	361	18	23,943
Privately-issued CMO	10,091	2,513	155	12,449
Municipal	44,060	1,316	157	45,219
Subtotal – debt securities	117,235	4,802	373	121,664
Equity securities	-	87	-	87
Total securities available for sale	$117,235	$4,889	$373	$121,751
Securities held to maturity:
Agency mortgage-backed	$2,667	$192	$-	$2,859
Total securities held to maturity	$2,667	$192	$-	$2,859

September 30, 2010:
Securities available for sale:
Agency bonds and notes	$25,510	$196	$1	$25,705
Agency mortgage-backed	13,944	226	29	14,141
Agency CMO	22,325	224	61	22,488
Privately-issued CMO	10,342	2,418	72	12,688
Municipal	33,109	1,920	152	34,877
Subtotal – debt securities	105,230	4,984	315	109,899
Equity securities	-	77	-	77
Total securities available for sale	$105,230	$5,061	$315	$109,976
Securities held to maturity:
Agency mortgage-backed	$3,625	$211	$-	$3,836
Municipal	304	4	-	308
Total securities held to maturity	$3,929	$215	$-	$4,144

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Agency bonds and notes, agency mortgage-backed securities and agency collateralized mortgage obligations (“CMO”) include securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”), which are U.S. government-sponsored enterprises.  Privately-issued CMO are complex securities issued by special-purpose entities that are generally collateralized by first position residential mortgage loans and first position residential home equity loans.

The amortized cost and fair value of investment securities as of June 30, 2011 by contractual maturity are shown below.  Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due within one year	$412	$411	$-	$-
Due after one year through five years	3,995	3,979	-	-
Due after five years through ten years	6,895	7,070	-	-
Due after ten years	57,527	58,658	-	-
	68,829	70,118	-	-
Equity securities	-	87	-	-
CMO	33,691	36,392	-	-
Mortgage-backed securities	14,715	15,154	2,667	2,859
	$117,235	$121,751	$2,667	$2,859

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information pertaining to available for sale securities with gross unrealized losses at June 30, 2011, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency bonds and notes	4	$4,456	$43
Agency CMO	1	2,111	18
Privately-issued CMO	3	908	84
Municipal bonds	7	2,925	29
	15	10,400	174
Continuous loss position more than twelve months:
Privately-issued CMO	3	172	71
Municipal bonds	1	1,821	128
	4	1,993	199
Total securities available for sale	19	$12,393	$373

At June 30, 2011, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at June 30, 2011 have depreciated approximately 2.9% from their amortized cost basis and had a weighted-average yield of 4.11% and a weighted-average coupon rate of 3.73%.

U.S. government agency debt securities, including mortgage-backed securities and CMO securities, and municipal bonds in loss positions at June 30, 2011 had depreciated approximately 1.9% from their amortized cost basis.  All of the U.S. government agency and municipal securities are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues.

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

At June 30, 2011, the six privately-issued CMO securities in loss positions had depreciated approximately 12.5% from the amortized cost basis and include securities collateralized by home equity lines of credit or other mortgage-related loan products.  Two of the these securities continued to be rated by a nationally recognized statistical rating organization as investment grade assets and the remaining four securities have fair values totaling $970,000 and unrealized losses of $129,000 at June 30, 2011.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO portfolio each quarter using an independent third party analysis.  At June 30, 2011, the Company held nineteen privately-issued CMO securities with an aggregate amortized cost of $5.5 million and fair value of $7.1 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.  Based on the independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment was recognized on the privately-issued CMO portfolio during the three and nine months ended June 30, 2011.  While there was no credit-related impairment loss at June 30, 2011, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

During the nine months ended June 30, 2011, the Company realized gross gains on sales of available for sale municipal securities of $68,000.  The Company had no realized gains on sales of available for sale securities during the three months ended June 30, 2011.  The Company realized net gains on sales of available for sale securities of $34,000 for the three and nine months ended June 30, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at June 30, 2011 and September 30, 2010 consisted of the following:

	June 30, 2011	September 30, 2010
	(In thousands)
Real estate mortgage:
1-4 family residential	$173,626	$172,007
Multi-family residential	24,887	20,360
Commercial	68,534	53,869
Residential construction	6,486	15,867
Commercial construction	3,048	9,851
Land and land development	12,828	9,076
Commercial business loans	38,826	30,905
Consumer:
Home equity loans	15,779	16,335
Auto loans	10,503	13,405
Other consumer loans	4,962	7,030
Gross loans	359,479	348,705

Deferred loan origination fees and costs, net	620	778
Undisbursed portion of loans in process	(2,942)	(2,057)
Allowance for loan losses	(4,447)	(3,811)
Loans, net	$352,710	$343,615

During the nine-month period ended June 30, 2011, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the components of the recorded investment in loans for each portfolio class as of June 30, 2011:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$173,626	$68,534	$24,887	$6,592	$12,828	$38,826	$31,244	$356,537

Accrued interest receivable	678	330	93	20	73	189	123	1,506

Net deferred loan origination fees and costs	662	(35)	(1)	(4)	(2)	(35)	35	620

Recorded investment in loans	$174,966	$68,829	$24,979	$6,608	$12,899	$38,980	$31,402	$358,663

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$5,021	$1,989	$-	$287	$340	$16	$222	$7,875

Collectively evaluated for impairment	169,171	66,276	24,979	6,321	12,559	38,964	31,140	349,410

Acquired with deteriorated credit quality	774	564	-	-	-	-	40	1,378

Ending balance	$174,966	$68,829	$24,979	$6,608	$12,899	$38,980	$31,402	$358,663

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An analysis of the allowance for loan losses as of and for the three and nine months ended June 30, 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Changes in Allowance for Loan Losses for the three-months ended June 30, 2011:
Beginning balance	$1,236	$880	$554	$145	$37	$961	$344	$-	$4,157
Provisions	(203)	210	135	(91)	57	193	134	-	435
Charge-offs	(177)	-	-	-	-	(19)	(117)	-	(313)
Recoveries	-	-	-	-	-	153	15	-	168

Ending balance	$856	$1,090	$689	$54	$94	$1,288	$376	$-	$4,447

Changes in Allowance for Loan Losses for the nine-months ended June 30, 2011:
Beginning balance	$1,242	$600	$369	$218	$62	$891	$429	$-	$3,811
Provisions	15	495	320	(156)	32	255	113	-	1,074
Charge-offs	(414)	(5)	-	(8)	-	(72)	(211)	-	(710)
Recoveries	13	-	-	-	-	214	45	-	272

Ending balance	$856	$1,090	$689	$54	$94	$1,288	$376	$-	$4,447

Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$80	$110	$-	$-	$-	$14	$40	$-	$244
Collectively evaluated for impairment	776	980	689	54	94	1,274	336	-	4,203
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Ending balance	$856	$1,090	$689	$54	$94	$1,288	$376	$-	$4,447

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of and for the three and nine months ended June 30, 2011.

	At June 30, 2011			Three Months Ended June 30, 2011			Nine Months Ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Recognized Cash-Method	Average Recorded Investment	Interest Income Recognized	Interest Recognized Cash-Method
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,805	$4,762	$-	$3,835	$14	$13	$3,092	$30	$26
Commercial real estate	1,439	1,426	-	1,422	13	13	1,250	15	14
Multifamily	-	-	-	16	-	-	8	1	-
Construction	287	284	-	447	-	-	467	5	1
Land and land development	340	340	-	369	-	-	284	-	-
Commercial business	2	2	-	74	-	-	163	3	2
Consumer	98	98	-	177	-	-	209	2	1

	$6,971	$6,912	$-	$6,340	$27	$26	$5,473	$56	$44

Loans with an allowance recorded:
Residential real estate	$216	$216	$80	$284	$-	$-	$468	$-	$-
Commercial real estate	550	550	110	513	-	-	380	-	-
Multifamily	-	-	-	-	-	-	-	-	-
Construction	-	-	-	10	-	-	105	-	-
Land and land development	-	-	-	-	-	-	-	-	-
Commercial business	14	14	14	7	-	-	4	-	-
Consumer	124	124	40	109	-	-	104	-	-

	$904	$904	$244	$923	$-	$-	$1,061	$-	$-

Total:
Residential real estate	$5,021	$4,978	$80	$4,119	$14	$13	$3,560	$30	$26
Commercial real estate	1,989	1,976	110	1,935	13	13	1,630	15	14
Multifamily	-	-	-	16	-	-	8	1	-
Construction	287	284	-	457	-	-	572	5	1
Land and land development	340	340	-	369	-	-	284	-	-
Commercial business	16	16	14	81	-	-	167	3	2
Consumer	222	222	40	286	-	-	313	2	1

	$7,875	$7,816	$244	$7,263	$27	$26	$6,534	$56	$44

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans by class of loans at June 30, 2011:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$4,297	$724	$5,021
Commercial real estate	1,260	729	1,989
Multifamily	-	-	-
Construction	174	113	287
Land and land development	340	-	340
Commercial business	16	-	16
Consumer	217	5	222

Total	$6,304	$1,571	$7,875

The following table presents the aging of the recorded investment in past due loans at June 30, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$6,634	$863	$2,109	$9,606	$165,360	$174,966
Commercial real estate	373	715	1,909	2,997	65,832	68,829
Multifamily	-	-	-	-	24,979	24,979
Construction	-	-	287	287	6,321	6,608
Land and land development	-	-	340	340	12,559	12,899
Commercial business	108	379	16	503	38,477	38,980
Consumer	279	180	96	555	30,847	31,402

Total	$7,394	$2,137	$4,757	$14,288	$344,375	$358,663

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of June 30, 2011, and based on the most recent analysis performed, the recorded investment in loans by risk category is as follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$161,150	$62,372	$22,677	$6,434	$12,092	$36,811	$30,535	$332,071
Special Mention	1,987	2,264	329	-	432	865	103	5,980
Substandard	11,105	3,643	1,973	174	375	1,290	702	19,262
Doubtful	724	550	-	-	-	14	62	1,350
Loss	-	-	-	-	-	-	-	-

Total	$174,966	$68,829	$24,979	$6,608	$12,899	$38,980	$31,402	$358,663

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)

Basic:
Earnings:
Net income	$1,123	$500	$3,177	$2,092

Shares:
Weighted average common
shares outstanding	2,134,841	2,211,353	2,141,023	2,272,182

Net income per common share, basic	$0.53	$0.23	$1.48	$0.92

Diluted:
Earnings:
Net income	$1,123	$500	$3,177	$2,092

Shares:
Weighted average common
shares outstanding	2,134,841	2,211,353	2,141,023	2,272,182
Add: Dilutive effect of outstanding options	37,062	-	31,005	-
Add: Dilutive effect of restricted stock	16,879	-	13,993	-
Weighted average common
shares outstanding as adjusted	2,188,782	2,211,353	2,186,021	2,272,182

Net income per common share, diluted	$0.51	$0.23	$1.45	$0.92

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale and the Bank’s defined benefit pension plan (see Note 8).  The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three-month and nine-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
arising during the period	$1,173	$1,210	$(152)	$2,685
Income tax (expense) benefit	(464)	(479)	52	(1,063)
Net of tax amount	709	731	(100)	1,622
Less: reclassification
adjustment for realized gains
included in net income	-	(34)	(68)	(34)
Income tax expense	-	13	23	13
Net of tax amount	-	(21)	(45)	(21)
	709	710	(145)	1,601
Defined benefit pension plan:
Reclassification adjustment – realized loss
on settlement of pension plan	-	(708)	-	(708)
Income tax benefit	-	280	-	280
	-	(428)	-	(428)
Other comprehensive income (loss), net of tax	$709	$282	$(145)	$1,173

6.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash payments for:
Interest	$4,904	$6,313
Taxes	972	521
Transfers from loans to foreclosed real estate	1,274	685
Proceeds from sales of foreclosed real estate
financed through loans	492	403

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2011 and September 30, 2010.  The Company had no liabilities measured at fair value as of June 30, 2011 or September 30, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2011:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency bonds and notes	$-	$24,899	$-	$24,899
Agency mortgage-backed	-	15,154	-	15,154
Agency CMO	-	23,943	-	23,943
Privately-issued CMO	-	12,449	-	12,449
Municipal	-	45,219	-	45,219
Equity securities	87	-	-	87
Total securities available for sale	$87	$121,664	$-	$121,751

Interest rate cap contract	$-	$79	$-	$79

Assets Measured - Nonrecurring Basis:
Impaired loans	-	7,572	-	7,572
Foreclosed real estate	-	948	-	948

September 30, 2010:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency bonds and notes	$-	$25,705	$-	$25,705
Agency mortgage-backed	-	14,141	-	14,141
Agency CMO	-	22,488	-	22,488
Privately-issued CMO	-	12,688	-	12,688
Municipal	-	34,877	-	34,877
Equity securities	77	-	-	77
Total securities available for sale	$77	$109,899	$-	$109,976

Interest rate cap contract	$-	$77	$-	$77

Assets Measured - Nonrecurring Basis:
Impaired loans	-	5,637	-	5,637
Loans held for sale	-	1,884	-	1,884
Foreclosed real estate	-	1,331	-	1,331

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

Transfers Between Categories.  There were no transfers into or out of the Company's Level 3 financial assets for the nine-month period ended June 30, 2011.  In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine-month period ended June 30, 2011.

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

	June 30, 2011		September 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and due from banks	$6,647	$6,647	$10,184	$10,184
Interest-bearing deposits with banks	2,289	2,289	1,094	1,094
Securities available for sale	121,751	121,751	109,976	109,976
Securities held to maturity	2,667	2,859	3,929	4,144

Loans, net	352,710	363,682	343,615	357,508

Loans held for sale	-	-	1,884	1,884
Federal Home Loan Bank stock	4,400	4,400	4,170	4,170
Accrued interest receivable	2,576	2,576	2,392	2,392

Financial liabilities:
Deposits	377,309	380,615	366,161	371,869
Short-term repurchase agreements	1,318	1,318	1,312	1,312
Long-term repurchase agreements	15,189	15,159	15,509	15,602
Borrowings from Federal Home Loan Bank	69,411	70,608	67,159	68,531
Accrued interest payable	413	413	427	427
Advance payments by borrowers for taxes and insurance	201	201	252	252

Derivative financial instruments included in other assets:
Interest rate cap	79	79	77	77

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	-	(50)	-	265

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

Debt and Equity Securities

For marketable equity securities, the fair values are based on quoted market prices.  For debt securities, the Company obtains fair value measurements from an independent pricing service and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.  For Federal Home Loan Bank  (“FHLB”) stock, a restricted equity security, the carrying amount is a reasonable estimate of fair value because it is not marketable.

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

Effective June 30, 2008, the Bank curtailed the accrual of benefits for active participants in the Plan.  As a result of the curtailment, each active participant’s pension benefit was determined based on the participant’s compensation and duration of employment as of June 30, 2008, and compensation and employment after that date was not taken into account in determining pension benefits under the Plan.  In April 2010, the Bank received approval from the Internal Revenue Service to terminate the Plan.  The termination of the Plan and the settlement of the Plan obligations resulted in the allocation of excess Plan assets to the active Plan participants in April 2010.  The breakdown of net periodic benefit expense for the three and nine months ended June 30, 2010 follows.  No net periodic benefit expense was recognized for the three or nine months ended June 30, 2011.

	Three Months Ended	Nine Months Ended
	June 30, 2010	June 30, 2010
	(In thousands)
Net periodic benefit expense:
Service cost	$-	$-
Interest cost on projected benefit obligation	-	149
Expected return on plan assets	-	(72)
Amortization of unrecognized gain	-	(2)
Net loss on settlement	705	705
Net periodic benefit expense	$705	$780

The Bank made no contributions to the Plan after June 30, 2008.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees.  The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company.  The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions.  Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts.  Dividends payable on unallocated shares are not considered dividends for financial reporting purposes.  Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan.  Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity.  Compensation expense recognized for the three- and nine-month periods ended June 30, 2011 amounted to $58,000 and $183,000, respectively.  Compensation expense recognized for the three- and nine-month periods ended June 30, 2010 amounted to $47,000 and $280,000, respectively.  Company common stock held by the ESOP trust at June 30, 2011 was as follows:

Allocated shares	65,390
Unearned shares	137,973
Total ESOP shares	203,363

Fair value of unearned shares	$2,206,188

10.	Stock Based Compensation Plans

The Company’s 2010 Equity Incentive Plan (“Plan”), which the Company’s shareholders approved in February 2010, provides for the award of stock options, restricted shares and performance shares.  The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 355,885 shares.  The Company may grant both non-statutory and statutory (i.e., incentive) stock options that may not have a term exceeding ten years.  An award of a performance share is a grant of a right to receive shares of the Company’s common stock contingent upon the achievement of specific performance criteria or other objectives set at the grant date.  Awards granted under the Plan may be granted either alone, in addition to, or in tandem with any other award granted under the Plan.  The terms of the Plan include a provision whereby all unearned options and shares become immediately exercisable and fully vested upon a change in control.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million.  These acquired common shares were later granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million.  The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital.  The restricted stock vests ratably over a five-year period from the grant date.  Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  Compensation expense related to restricted stock recognized for the three- and nine-month periods ended June 30, 2011 amounted to $65,000 and $195,000, respectively.  Compensation expense related to restricted stock recognized for both the three- and nine-month periods ended June 30, 2010 amounted to $34,000. A summary of the Company’s nonvested restricted shares is as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2010	98,092	$13.25
Granted	-	-
Vested	(19,622)	13.25
Forfeited	-	-
Nonvested at June 30, 2011	78,470	$13.25

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of stock option activity under the plan as of June 30, 2011, and changes during the nine-month period then ended is presented below.

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
(Dollars in thousands, except per share data)

Outstanding at October 1, 2010	254,204	$13.25
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at end of year	254,204	$13.25	8.9	$697
Exercisable at June 30, 2011	58,022	$13.25	7.5	$159

The Company recognized compensation expense related to stock options of $38,000 and $139,000 for the three- and nine-month periods ended June 30, 2011, respectively.  The Company recognized compensation expense related to stock options of $20,000 for both the three- and nine-month periods ended June 30, 2010, respectively.  At June 30, 2011, there was $587,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

11.	Income Taxes

Prior to October 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations.  Retained earnings at June 30, 2011 and September 30, 2010 include $4.6 million of cumulative deductions for which no deferred federal income tax liability has been recorded.  Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate.  The unrecorded deferred liability on these amounts was approximately $1.5 million at June 30, 2011 and September 30, 2010.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recapture of the Bank’s tax bad debt reserves is triggered if the Bank meets the definition of a “large bank” as defined in the Internal Revenue Code.  Under the Internal Revenue Code, if a bank’s average adjusted assets exceeds $500 million for any tax year it is considered a “large bank” and must utilize the specific charge-off method to compute bad debt deductions. This would result in the recapture of the Bank’s tax bad debt reserve described above for tax purposes over one or more years. Management anticipates that the Bank will exceed $500 million in average adjusted assets for the tax year ending September 30, 2011, which will result in a charge against earnings of approximately $1.5 million, representing the unrecognized federal income tax liability, in the fourth quarter of the current fiscal year.

12.	Subsequent Event

On July 14, 2011, the Company was notified by the United States Department of the Treasury that the Company’s application for participation in the Small Business Lending Fund (SBLF) had been preliminarily approved in the amount of $17.12 million.  The Company has 30 days from the date of the approval letter to submit the final documentation and receive funding.  The Company’s Board of Directors formally approved the SBLF Securities Purchase Agreement on July 20, 2011, and anticipates that the transaction will close on August 11, 2011.

The SBLF was enacted as part of the Small Business Jobs Act of 2010 signed into law on September 27, 2010.  The SBLF is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.  Under the terms of the SBLF, the Treasury will purchase shares of preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock.

13.	Recent Accounting Pronouncements

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

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The new guidance is intended to assist creditors in determining when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”), in order to address current diversity in practice and lead to more consistent application of accounting principles.  In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements by U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarifications of FASB ASC Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The adoption of this ASU is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  The adoption of this ASU is not expected to have any impact on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

During the nine-month period ended June 30, 2011, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2010.

Comparison of Financial Condition at June 30, 2011 and September 30, 2010

Cash and Cash Equivalents.  Cash and cash equivalents decreased from $11.3 million at September 30, 2010 to $8.9 million at June 30, 2011, primarily due to a decrease of $3.6 million in cash and due from banks, which more than offset an increase in interest-bearing deposits with banks of $1.2 million.  The decrease in cash and cash equivalents was primarily used to fund loan originations and purchases of securities available for sale.

Loans.  Net loans receivable increased $9.1 million, from $343.6 million at September 30, 2010 to $352.7 million at June 30, 2011, primarily due to increases in nonresidential permanent and construction loans of $7.9 million, commercial business loans of $7.9 million, multi-family residential mortgage loans of $4.5 million, and land and land development loans of $3.8 million, which more than offset decreases in residential permanent and construction loans of $7.8 million, and consumer loans of $5.5 million. The decrease in residential mortgage loans is primarily due to loan payoffs that have not been replaced by new originations for the Bank’s in-house loan portfolio as the Bank has increased its secondary market mortgage loan sales activity. In addition, the Bank has increased its commercial lending personnel and has continued to emphasize the origination of commercial loans in fiscal 2011 in order to further diversify the loan portfolio.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Securities Available for Sale.  Securities available for sale increased $11.8 million from $110.0 million at September 30, 2010 to $121.8 million at June 30, 2011 due primarily to purchases of $39.7 million, partially offset by sales of $3.9 million, maturities and calls of $15.9 million and principal repayments of $8.1 million. The increase in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities and municipal securities, was primarily funded by increases in deposits and borrowings, and decreases in cash and cash equivalents.

Securities Held to Maturity.  Investment securities held-to-maturity decreased $1.2 million from $3.9 million at September 30, 2010 to $2.7 million at June 30, 2011 due primarily to principal repayments on mortgage-backed securities.

Deposits.  Total deposits increased $11.1 million from $366.2 million at September 30, 2010 to $377.3 million at June 30, 2011 primarily due to increases in noninterest-bearing demand deposit accounts of $1.9 million, savings accounts of $2.8 million, money market deposit accounts of $1.7 million and certificates of deposit of $6.6 million, which more than offset a decrease in interest-bearing demand deposit accounts of $1.9 million during the period.  The increase in certificates of deposit is due primarily to $4.9 million of brokered certificates of deposit.  Management determined that utilizing a certain level of brokered deposits with differing maturities as a funding source alternative to local customer certificates of deposit and FHLB advances was advantageous given the lower interest rate environment for brokered funds.  The increase in deposits was primarily used to fund loan originations and purchases of securities available for sale.

Borrowings.  Borrowings from FHLB increased $2.2 million from $67.2 million at September 30, 2010 to $69.4 million at June 30, 2011.  Management has increased the level of FHLB advances to take advantage of historically low interest rates, provide short-term liquidity and provide funding for loan originations and purchases of available for sale securities.

Stockholders’ Equity.  Stockholders’ equity increased $2.8 million from $55.2 million at September 30, 2010 to $58.0 million at June 30, 2011.  The increase was due primarily to $3.2 million of retained net earnings, which more than offset the open market repurchase of $726,000 of common stock recorded as treasury stock. During the quarter ended December 31, 2009, the Company declared a special dividend of $0.08 per share, totaling $193,000, which was paid to shareholders of record as of the close of business on January 4, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended June 30, 2011 and 2010

Overview.  The Company reported net income of $3.2 million, or $1.45 per diluted share, for the nine-month period ended June 30, 2011, compared to net income of $2.1 million, or $0.92 per diluted share, for the same period in 2010.  The Company recognized a nonrecurring pretax charge of $118,000 of severance compensation expense for the early retirement of several officers during the 2011 period.  Also, the Company recognized a one-time pretax charge of $705,000 in connection with the termination and settlement of the Bank’s defined benefit pension plan during the quarter ended June 30, 2010, which was terminated in order to eliminate future cost obligations, and pretax charges of $564,000 and $121,000 for data processing and professional fees, respectively, in connection with the conversion of the Bank’s core operating system during the quarter ended June 30, 2010.

Net Interest Income.  Net interest income increased $402,000, or 2.7%, for the nine months ended June 30, 2011 compared to the same period in 2010. Average interest-earnings assets increased $23.3 million and average interest-bearing liabilities increased $16.7 million when comparing the two periods.  The tax-equivalent interest rate spread was 4.34% for 2011 as compared to 4.42% for 2010.

Total interest income decreased $165,000, or 0.8%, when comparing the two periods due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 5.94% for 2010 to 5.62% for 2011, which more than offset the change in interest income due to an increase in the average balance of interest-earning assets of $23.3 million from $447.5 million for 2010 to $470.8 million for 2011. The average balance of investment securities increased $32.9 million while the average balance of loans decreased $10.0 million when comparing the two periods.

Total interest expense decreased $567,000, or 12.1%, due primarily to a decrease in the average cost of interest-bearing liabilities from 1.52% for 2010 to 1.28% for 2011, which more than offset the change in interest expense due to an increase in the average balance of interest-bearing liabilities of $16.7 million from $407.7 million for 2010 to $424.4 million for 2011. The average cost of interest-bearing liabilities decreased for 2011 primarily as a result of lower market interest rates as compared to 2010, the repricing of certificates of deposit at lower market interest rates as they matured and the utilization of lower-cost FHLB advances and brokered deposits as alternative sources of funding. The average balances of deposits and borrowings increased $10.0 million and $6.6 million, respectively, when comparing the two periods.

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

	Nine Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$4,077	$15	0.49%	$3,626	$13	0.48%
Loans	344,504	15,535	6.01	354,503	16,841	6.33
Investment securities	102,590	3,863	5.02	49,850	2,412	6.45
Agency mortgage-backed securities	15,554	355	3.04	35,365	614	2.31
Federal Home Loan Bank stock	4,124	84	2.72	4,170	59	1.89
Total interest-earning assets	470,849	19,852	5.62	447,514	19,939	5.94

Non-interest-earning assets	42,459			41,506
Total assets	$513,308			$489,020

Liabilities and equity:
NOW accounts	$65,206	$259	0.53	$63,144	$250	0.53
Money market deposit accounts	36,688	202	0.73	33,580	245	0.97
Savings accounts	39,922	77	0.26	37,025	79	0.28
Time deposits	200,335	2,479	1.65	198,359	3,100	2.08
Total interest-bearing deposits	342,151	3,017	1.18	332,108	3,674	1.47

Borrowings (1)	82,233	1,069	1.73	75,608	979	1.73
Total interest-bearing liabilities	424,384	4,086	1.28	407,716	4,653	1.52

Non-interest-bearing deposits	30,611			26,244
Other non-interest-bearing liabilities	2,772			2,027
Total liabilities	457,767			435,987

Total equity	55,541			53,033
Total liabilities and equity	$513,308			$489,020
Net interest income		$15,766			$15,286
Interest rate spread			4.34%			4.42%
Net interest margin			4.46%			4.55%
Average interest-earning assets to average interest-bearing liabilities			110.95%			109.76%

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

	Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$-	$2	$2
Loans	(838)	(468)	(1,306)
Investment securities	(385)	1,836	1,451
Mortgage-backed securities	334	(593)	(259)
Other interest-earning assets	26	(1)	25
Total interest-earning assets	(863)	776	(87)

Interest expense:
Deposits	(776)	119	(657)
Borrowings (1)	-	90	90
Total interest-bearing liabilities	(776)	209	(567)
Net increase (decrease) in net interest income	$(87)	$567	$480

(1)  Includes Federal Home Loan Bank borrowings and repurchase agreements.

Provision for Loan Losses.  The provision for loan losses was $1.1 million for the nine months ended June 30, 2011 compared to $1.2 million for the same period in 2010.

Net charge-offs were $438,000 for the nine months ended June 30, 2011 compared to net charge-offs of $744,000 for the same period in 2010.

The recorded investment in nonperforming loans was $7.9 million at June 30, 2011 compared to $6.0 million at both September 30, 2010 and June 30, 2010. Nonperforming loans at June 30, 2011 include nonaccrual loans of $6.3 million and loans totaling $1.6 million that are over 90 days past due, but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery.  The increase in nonperforming loans from September 30, 2010 to June 30, 2011 is due primarily to a single borrower relationship with a total recorded investment of approximately $2.2 million at June 30, 2011 secured by 23 non-owner occupied, one-to-four family investment properties, which were predominately constructed in the past ten years and sold on contract to their occupants.  All of the loans to this borrower were placed on nonaccrual status during the quarter ended June 30, 2011.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Gross loans receivable increased $10.1 million from $349.4 million at June 30, 2010 to $359.5 million at June 30, 2011, primarily due to increases in nonresidential permanent and construction loans of $13.4 million, commercial business loans of $3.2 million, multi-family residential mortgage loans of $9.7 million, and land and land development loans of $1.4 million, which more that offset decreases residential permanent and construction loans of $10.5 million, and consumer loans of $7.1 million when comparing the two periods. The decreases in residential mortgage loans, and consumer loans are primarily due to loan payoffs that have not been replaced by new originations.

The allowance for loan losses was $4.4 million at June 30, 2011 compared to $3.8 million at September 30, 2010 and $4.2 million at June 30, 2010.  Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses.  The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income.  Noninterest income increased $275,000 for the nine-month period ended June 30, 2011 as compared to the same period in 2010. The increase was due primarily to an increase in the net gains on sales of loans of $191,000 for 2011 compared to 2010, an increase in the gains on the sales of securities available for sale of $34,000 for 2011 compared to 2010, and a $2,000 unrealized gain on an interest rate cap contract for the nine-month period ended June 30, 2011, compared to an unrealized loss of $88,000 on the interest rate cap contract for the same period in 2010. These increases more than offset a decrease in service charges on deposit accounts of $162,000, which was due primarily to a decrease in overdraft fee income when comparing the two periods.

Noninterest Expense.  Noninterest expenses decreased $803,000 for the nine-month period ended June 30, 2011 as compared to the same period in 2010. The decrease was due primarily to decreases in compensation and benefits expense, data processing expense, occupancy and equipment expense, and professional fees of $267,000, $435,000, $295,000 and $126,000, respectively, which more than offset an increase in net losses on foreclosed real estate of $315,000. As noted above, the decrease in compensation and benefits expense was due primarily to the $705,000 charge recognized in the 2010 period in connection with the termination and settlement of the Bank’s defined benefit pension plan, the period-over-period effect of which was partially offset by the aforementioned $118,000 charge for the early retirement of several officers and increased staffing and employee benefit costs recognized in the 2011 period. Also as noted above, the decreases in data processing expense, occupancy and equipment expense, and professional fees are due primarily to charges in the 2010 period relating to the conversion of the Bank’s core operating system. The increase in net losses on foreclosed real estate is due primarily to increases in write-downs, net losses on sales, and operating expenses related to foreclosed properties during the 2011 period.

Income Tax Expense.  The Company recognized income tax expense of $1.3 million for the nine-month period ended June 30, 2011, for an effective tax rate of 29.2%, compared to income tax expense of $742,000, for an effective tax rate of 26.2%, for the same period in 2010.  The lower effective tax rate for the nine months ended June 30, 2010 was due primarily to the lower level of income before taxes for 2010.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Overview.  The Company reported net income of $1.1 million, or $0.51 per diluted share, for the quarter ended June 30, 2011, compared to net income of $500,000, or $0.23 per diluted share, for the same period in 2010. The Company recognized the aforementioned one-time pretax charge of $705,000 in connection with the termination and settlement of the Bank’s defined benefit pension plan, and pretax charges of $281,000 and $73,000 for data processing and professional fees, respectively, in connection with the conversion of the Bank’s core operating system during the quarter ended June 30, 2010.

Net Interest Income.  Net interest income increased $199,000, or 3.9%, for the quarter ended June 30, 2011 compared to the same period in 2010. Average interest-earnings assets increased $30.4 million and average interest-bearing liabilities increased $21.4 million when comparing the two periods.  The tax-equivalent interest rate spread was 4.37% for 2011 as compared to 4.47% for 2010.

Total interest income increased $51,000, or 0.8%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $30.4 million from $450.9 million in 2010 to $481.3 million in 2011, which more than offset the change in interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 5.91% for 2010 to 5.60% for 2011. The average balance of investment securities increased $33.8 million while the average balance of loans decreased $3.2 million when comparing the two periods.

Total interest expense decreased $148,000, or 9.9%, when comparing the two periods due primarily to a decrease in the average cost of interest-bearing liabilities from 1.44% in 2010 to 1.23% in 2011, which more than offset the change in interest expense due to an increase in the average balance of interest-bearing liabilities of $21.4 million from $409.8 million in 2010 to $431.2 million in 2011. The average cost of interest-bearing liabilities decreased for 2011 primarily as a result of lower market interest rates as compared to 2010, the repricing of certificates of deposit at lower market interest rates as they matured and the utilization of lower-cost FHLB advances and brokered deposits as alternative sources of funding. The average balances of deposits and borrowings increased $10.3 million and $11.1 million, respectively, when comparing the two periods.

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

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$4,290	$8	0.75%	$4,539	$4	0.35%
Loans	347,139	5,169	5.96	350,346	5,594	6.39
Investment securities	109,929	1,378	5.01	62,303	972	6.24
Agency mortgage-backed securities	15,705	151	3.85	29,529	62	0.84
Federal Home Loan Bank stock	4,211	26	2.47	4,170	27	2.59
Total interest-earning assets	481,274	6,732	5.60	450,887	6,659	5.91

Non-interest-earning assets	41,200			40,967
Total assets	$522,474			$491,854

Liabilities and equity:
NOW accounts	$64,353	$83	0.52	$66,757	$77	0.46
Money market deposit accounts	36,684	68	0.74	33,472	67	0.80
Savings accounts	41,632	25	0.24	38,304	23	0.24
Time deposits	199,950	794	1.59	193,805	958	1.98
Total interest-bearing deposits	342,619	970	1.13	332,338	1,125	1.35

Borrowings (1)	88,534	357	1.61	77,452	350	1.81
Total interest-bearing liabilities	431,153	1,327	1.23	409,790	1,475	1.44

Non-interest-bearing deposits	31,867			26,941
Other non-interest-bearing liabilities	2,809			2,082
Total liabilities	465,829			438,813

Total equity	56,645			53,041
Total liabilities and equity	$522,474			$491,854
Net interest income		$5,405			$5,184
Interest rate spread			4.37%			4.47%
Net interest margin			4.49%			4.60%
Average interest-earning assets to average interest-bearing liabilities			111.62%			110.03%

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

	Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$4	$-	$4
Loans	(374)	(51)	(425)
Investment securities	(141)	547	406
Mortgage-backed securities	102	(13)	89
Other interest-earning assets	(1)	-	(1)
Total interest-earning assets	(410)	483	73

Interest expense:
Deposits	(191)	36	(155)
Borrowings (1)	(24)	31	7
Total interest-bearing liabilities	(215)	67	(148)
Net increase (decrease) in net interest income	$(195)	$416	$221

                 (1)  Includes Federal Home Loan Bank borrowings and repurchase agreements.

Provision for Loan Losses.  The provision for loan losses was $435,000 for the quarter ended June 30, 2011 compared to $300,000 for the same period in 2010.  The increased level of provision for loan losses for the 2011 period is primarily due to increases in nonperforming loans.  As discussed earlier, the increase in nonperforming loans from September 30, 2010 to June 30, 2011 is due primarily to a single borrower relationship with a total recorded investment of approximately $2.2 million at June 30, 2011 secured by 23 non-owner occupied, one-to-four family investment properties, which were predominately constructed in the past ten years and sold on contract to their occupants.  All of the loans to this borrower were placed on nonaccrual status during the quarter ended June 30, 2011.

Net charge-offs were $144,000 for the quarter ended June 30, 2011 compared to net charge-offs of $391,000 for the same period in 2010.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Noninterest Income.  Noninterest income increased $53,000 for the quarter ended June 30, 2011 as compared to the same period in 2010. The increase was due primarily to an increase in the net gains on sales of loans of $95,000 for 2011 compared to 2010, which was due primarily to the sale of the Bank’s $1.2 million credit card portfolio resulting in a gain of $104,000. That change more than offset a decrease in service charges on deposit accounts of $57,000, which was due primarily to a decrease in overdraft fee income when comparing the two periods.

Noninterest Expense.  Noninterest expenses decreased $866,000 for the quarter ended June 30, 2011 as compared to the same period in 2010. The decrease was due primarily to decreases in compensation and benefits expense, data processing expense, occupancy and equipment expense, and professional fees of $508,000, $257,000, $109,000 and $75,000, respectively, which more than offset an increase in net losses on foreclosed real estate of $100,000. The decrease in compensation and benefits expense was due primarily to the aforementioned one-time pretax charge of $705,000 recognized in the 2010 period in connection with the termination and settlement of the Bank’s defined benefit pension plan, the quarter-over-quarter effect for which was partially offset by increased staffing and employee benefit costs in the 2011 period. The decreases in data processing expense, occupancy and equipment expense, and professional fees are due primarily to charges in the 2010 quarter relating to the conversion of the Bank’s core operating system. The increase in net losses on foreclosed real estate is due primarily to increases in write-downs, net losses on sales, and operating expenses related to foreclosed properties during the 2011 quarter.

Income Tax Expense.  The Company recognized income tax expense of $443,000 for the quarter ended June 30, 2011, for an effective tax rate of 28.3%, compared to income tax expense of $83,000, for an effective tax rate of 14.2%, for the same period in 2010.  The lower effective tax rate for the three months ended June 30, 2010 was due primarily to the decrease in income before taxes for 2010 compared to 2011.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At June 30, 2011, the Bank had cash and cash equivalents of $8.9 million and securities available-for-sale with a fair value of $121.8 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At June 30, 2011, the Company had liquid assets of $3.5 million.

Capital Management.  The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  As of June 30, 2011, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with tangible, core and risk-based capital ratios of 8.36%, 8.36% and 13.01%, respectively.  The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.  At June 30, 2011, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended June 30, 2011, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The following table is provided by the OTS and sets forth the change in the Bank’s NPV at March 31, 2011 based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Given the timing of the release of this information by the OTS, information as of June 30, 2011 is unavailable for inclusion in this report.

	At March 31, 2011
	Net Portfolio Value			Net Portfolio Value as a
	Dollar	Dollar	Percent	Percent of Present Value of Assets
Change in Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$42,952	$(20,644)	(32)%	8.68%	(338	)bp
200bp	51,448	(12,148)	(19)	10.15	(191	)bp
100bp	59,196	(4,400)	(7)	11.41	(65	)bp
Static	63,596	-	-	12.06	-	bp
(100)bp	65,664	2,068	3	12.31	25	bp

The preceding table indicates that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates and increase slightly in the event of a sudden and sustained decrease of 100 basis points in rates.  The expected decrease in the Bank’s NPV given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At June 30, 2011, approximately 63.7% of the loan portfolio consisted of fixed-rate loans.

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

During the quarter ended June 30, 2011, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2011:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2011 through April 30, 2011	—	—	—	74,752

May 1, 2011 through May 31, 2011	3,736	16.21	3,736	71,016

June 1, 2011 through June 30, 2011	—	—	—	71,016

Total	—	—	—	71,016
_______________
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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) related notes

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC. (Registrant)

Dated August 10, 2011	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated August 10, 2011	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer