Form 10-K
period 2011-09-30
First Savings Financial Group Inc
filed 2011-12-29
CIK 1435508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $31.6 million, based upon the closing price of $15.25 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2011.

The number of shares outstanding of the registrant’s common stock as of December 9, 2011 was 2,364,107.

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

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 12.33%, 1.26%, 17.88%, 79.78% and 8.25% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively.  This data does not reflect deposits held by credit unions with which we also compete.  In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area.  Some of these institutions are larger than us and, therefore, may have greater resources.

Our competition for loans comes primarily from financial institutions in our primary market area and from other financial service providers, such as mortgage companies, mortgage brokers and credit unions.  Competition for loans also comes from non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty and captive finance companies.

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

Our residential lending policies and procedures conform to the secondary market guidelines.  We generally offer a mix of adjustable-rate mortgage loans and fixed-rate mortgage loans with terms of 10 to 30 years.  Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to an initially discounted interest rate and loan fees for multi-year adjustable-rate mortgages.  The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  The loan fees, interest rates and other provisions of mortgage loans are determined by us based on our own pricing criteria and competitive market conditions.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 80%, including that for non-owner occupied residential real estate loans whose loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding.  Non-owner occupied loans originated before 2005, however, were generally originated with loan-to-value ratios up to 80%.  Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance.  However, the total balance of residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $7.8 million, of which some do not have private mortgage insurance or government guaranty.  We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser.  We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more.  Borrowers must obtain hazard insurance, and flood insurance is required for all loans located flood hazard areas.

At September 30, 2011, our largest one- to four-family residential loan had an outstanding balance of $1.3 million.  This loan, which was originated in April 2003 and is secured by a personal residence, was performing in accordance with its original terms at September 30, 2011.

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

At September 30, 2011, our largest commercial real estate loan had an outstanding balance of $3.3 million. This loan, which was originated in May 2011 and is secured by a manufacturing facility, was performing in accordance with its original terms at September 30, 2011.

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

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination.  At September 30, 2011, we had approved commitments for speculative construction loans of $6.3 million, of which $3.3 million was outstanding.  We require a maximum loan-to-value ratio of 80% for speculative construction loans.  At September 30, 2011, our largest construction loan relationship was for a commitment of $2.0 million, of which $2.0 million was outstanding.  This relationship was performing according to its original terms at September 30, 2011.

Land and Land Development Loans.  On a limited basis, we originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions.  Land development loans are generally interest-only loans for a term of 18 to 24 months.  We generally require a maximum loan-to-value ratio of 75% of the appraisal market value upon completion of the project.  We generally do not require any cash equity from the borrower if there is sufficient indicated equity in the collateral property.  Development plats and cost verification documents are required from borrowers before approving and closing the loan.  Our loan officers are required to personally visit the proposed development site and the sites of competing developments.  We also originate loans to individuals secured by undeveloped land held for investment purposes.  At September 30, 2011, our largest land development loan had an outstanding balance of $1.6 million.  This loan was performing in accordance with its original terms at September 30, 2011.

Multi-Family Real Estate Loans.  We offer multi-family mortgage loans that are generally secured by properties in our primary market area.  Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project.  Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. At September 30, 2011, our largest multi-family mortgage loan had an outstanding balance of $3.3 million. This loan, which was originated in December 2010, was performing in accordance with its original terms at September 30, 2011.

Consumer Loans.  Although we offer a variety of consumer loans, our consumer loan portfolio consists primarily of home equity loans, both fixed-rate amortizing term loans with terms up to 15 years and adjustable rate lines of credit with interest rates equal to a margin above the prime lending rate.  Consumer loans typically have shorter maturities and higher interest rates than traditional one-to four-family lending.  We typically do not make home equity loans with loan-to-value ratios exceeding 90%, including any first mortgage loan balance.  We also offer auto and truck loans, personal loans and small boat loans.  The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.  At September 30, 2011, our largest consumer loan was a home equity line of credit with a commitment of $1.0 million, of which $1.0 million was outstanding. This loan, which was originated in May 2009 and is secured by a second mortgage on a personal residence, was performing in accordance with its original terms at September 30, 2011.

Commercial Business Loans.  We typically offer commercial business loans to small businesses located in our primary market area.  Commercial business loans are generally secured by equipment and general business assets.  Key loan terms and covenants vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors, and personal guarantees are typically required as part of the loan commitment.  At September 30, 2011, our largest commercial business loan was for a commitment of $4.5 million, of which $4.2 million was outstanding. This loan, which was originated in July 2008 and most recently renewed in February 2011 and is secured by contract assignments and accounts receivable, was performing in accordance with its original terms at September 30, 2011.

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

Loan Originations, Sales and Purchases.  Loan originations come from a number of sources.  The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.  We generally sell in the secondary market long-term fixed-rate residential mortgage loans that we originate.  We have not historically sold participation interests in loans that we have originated; however, we acquired loans from Community First that included sold participation interests.  At September 30, 2011, $5.2 million of loans included sold participation interests of $2.9 million, for a net position of $2.3 million outstanding in our portfolio.

We have not historically purchased whole loans or participation interests to supplement our lending portfolio; however, we acquired participation interests of loans in the acquisition of Community First and also participated in a lending transaction to a local hospital along with three additional financial institutions during 2011.  At September 30, 2011, we had participation interests of loans totaling $7.2 million and our largest participation interest with a single borrower was $2.5 million.  This loan, which was originated in June 2011 and is secured by a local county hospital facility, was performing in accordance with its original terms at September 30, 2011.

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

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At September 30, 2011, our regulatory limit on loans to one borrower was $9.6 million.  At that date, our largest lending relationship was for a commitment of $5.5 million, of which $5.5 million was outstanding, and was performing according to its original terms at that date.  This loan relationship is secured by commercial real estate and the borrower’s personal residence.

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

At September 30, 2011, our investment portfolio consisted primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal securities and privately-issued collateralized mortgage obligations acquired in the acquisition of Community First.  We do not currently invest in trading account securities.

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

Personnel

As of September 30, 2011, we had 139 full-time employees and 21 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

REGULATION AND SUPERVISION

General

First Savings Bank, as a federal savings association, is currently subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and by the Federal Deposit Insurance Corporation as the insurer of its deposits. First Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. First Savings Bank must file reports with the Office of the Comptroller of the Currency concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency to evaluate First Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on First Savings Financial Group and First Savings Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of First Savings Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as First Savings Bank was transferred to the Office of the Comptroller of the Currency on July 21, 2011. The Office of the Comptroller of the Currency is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as First Savings Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

Certain of the regulatory requirements that are or will be applicable to First Savings Bank and First Savings Financial Group are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on First Savings Bank and First Savings Financial Group.

Federal Banking Regulation

Business Activities. The activities of federal savings banks, such as First Savings Bank, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk- based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At September 30, 2011, First Savings Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. First Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from two and one half to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of September 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. In lieu of further special assessments, however, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. That pre-payment, which included an assumed assessment base increase of 5%, was due December 30, 2009. The pre-payment was recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to difficult economic conditions, deposit insurance per account owner was recently raised to $250,000. That change was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and September 30, 2010 would be guaranteed by the Federal Deposit Insurance Corporation through September 30, 2012, or in some cases, December 31, 2012. First Savings Bank did not opt to participate in the unlimited coverage for noninterest bearing transaction accounts or the debt guarantee program.

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

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Savings Bank. Management cannot predict what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of the Comptroller of the Currency. The management of First Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of September 30, 2011, First Savings Bank maintained 86.24% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. If an application is not required, the institution must still provide 30 days prior written notice to the Board of Governors of the Federal Reserve System of the capital distribution if, like First Savings Bank, it is a subsidiary of a holding company, as well as an informational notice filing to the Office of the Comptroller of the Currency. If First Savings Bank’s capital ever fell below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of the Comptroller of the Currency determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of the Comptroller of the Currency determines that a savings association fails to meet any standard prescribed by the guidelines, the Office of the Comptroller of the Currency may require the institution to submit an acceptable plan to achieve compliance with the standard.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. First Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties. Federal law limits First Savings Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with First Savings Bank, including First Savings Financial Group and their other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by First Savings Financial Group to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, First Savings Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that First Savings Bank may make to insiders based, in part, on First Savings Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The Office of the Comptroller of the Currency currently has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If action is not taken by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings associations were previously required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computer based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The Office of Thrift Supervision assessments paid by First Savings Bank for the fiscal year ended September 30, 2011 totaled $96,109, which represented three quarters of the 2011 fiscal year. The Office of the Comptroller of the Currency, which succeeded the Office of Thrift Supervision, is similarly funded through assessments imposed on regulated institutions. The Office of the Comptroller of the Currency assessments paid by First Savings Bank for the fiscal year ended September 30, 2011 totaled $33,164, which represented one quarter of the 2011 fiscal year.

Federal Home Loan Bank System. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Savings Bank, as a member of the Federal Home Loan Bank of Indianapolis, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2011 of $4.4 million.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2011, require a 3% ratio for up to $58.8 million and an exemption of $10.7 million. First Savings Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

Other Regulations

First Savings Bank’s operations are also subject to federal laws applicable to credit transactions, including the:
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

The operations of First Savings Bank also are subject to laws such as the:
•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General. As a savings and loan holding company, First Savings Financial Group is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. In addition, the Federal Reserve Board has enforcement authority over First Savings Financial Group and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to First Savings Bank.

Pursuant to federal law and regulations and policy, a savings and loan holding company such as First Savings Financial Group may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Federal savings banks must notify the Federal Reserve Board prior to paying a dividend to First Savings Financial Group. The Federal Reserve Board may disapprove a dividend if, among other things, the Federal Reserve Board determines that the federal savings bank would be undercapitalized on a pro forma basis or the dividend is determined to raise safety or soundness concerns.

Acquisition of First Savings Financial Group. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control of First Savings Financial Group. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Securities Laws

First Savings Financial Group’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.  First Savings Financial Group is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Federal Income Taxation

General.  We report our income on a fiscal year basis using the accrual method of accounting.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  For its 2011 fiscal year, First Savings Bank’s maximum federal income tax rate was 34%.

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

At September 30, 2011, $40.4 million, or 23.8% of our residential mortgage loan portfolio and 11.1% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties.  Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream.  In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.  Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us.  At September 30, 2011, we had 15 non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $16.1 million.  Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.  At September 30, 2011, non-performing non-owner occupied residential loans amounted to $2.5 million.  Non-owner occupied residential properties held as real estate owned amounted to $245,000 at September 30, 2011.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our recent emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2011, $114.1 million, or 31.4%, of our loan portfolio consisted of commercial real estate loans and commercial business loans.  Subject to market conditions, we intend to increase our origination of these loans.  Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, some of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  At September 30, 2011, non-performing commercial business loans and non-performing commercial real estate loans totaled $101,000 and $2.1 million, respectively.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

At September 30, 2011, $25.1 million, or 6.9% of our loan portfolio consisted of construction loans, and land and land development loans, and $6.3 million, or 50.0% of the construction loan portfolio, consisted of speculative construction loans at that date.  While recently the demand for construction loans has decreased significantly due to the decline in the housing market, historically, construction loans, including speculative construction loans, have been a material part of our loan portfolio.  Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination.  Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans.  These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers.  In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss.  Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would hurt our earnings.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

If an other-than-temporary-impairment is recorded in connection with our investment portfolio it could have a negative impact on our profitability.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in our results of operations in the periods in which they become known.  At September 30, 2011, our goodwill totaled $5.9 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated the Bank, was merged into the Office of the Comptroller of the Currency. Savings and loan holding companies, including First Savings Financial Group, are now regulated by the Board of Governors of the Federal Reserve Board System. Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions has been reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution, such as First Savings Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposes consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in First Savings Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

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

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and attract deposits.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 12.33%, 1.26%, 17.88%, 79.78% and 8.25% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our primary market area.  See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits.  First Savings Financial Group is also subject to regulation and supervision by the Federal Reserve Bank of St. Louis.  Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of First Savings Bank rather than for holders of First Savings Financial Group common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  If our regulators require us to charge-off loans or increase our allowance for loan losses, our earnings would suffer.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.  For a further discussion, see “Item 1. Business – Regulation and Supervision.”

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of September 30, 2011.

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “FSFG.”  As of December 9, 2011, the Company had approximately 311 holders of record and 2,364,107 shares of common stock outstanding.  The figure of shareholders of record does not reflect the number of person whose shares are in nominee or “street” name accounts through brokers.  See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 23 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company.

The following table provides quarterly market price and dividend information per common share for the years ended September 30, 2011 and 2010 as reported by Nasdaq.

	High	Low		Market price
	Sale	Sale	Dividends	end of period
2011:
Fourth Quarter	$16.48	$14.79	$0.00	$15.50
Third Quarter	17.00	15.02	0.00	15.99
Second Quarter	18.49	14.65	0.00	15.25
First Quarter	15.00	13.10	0.00	14.80

2010:
Fourth Quarter	$14.22	$12.70	$0.00	$13.08
Third Quarter	13.75	12.14	0.00	13.01
Second Quarter	12.70	10.02	0.00	12.49
First Quarter	10.79	10.04	0.08	10.45

The Company has not currently established a cash dividend plan.  However, the Company’s Board of Directors discusses and evaluates the establishment of a cash dividend plan on an ongoing basis.

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2011:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2011 through July 31, 2011	—	—	—	71,016
August 1, 2011 through August 31, 2011	4,472	16.20	4,472	66,544
September 1, 2011 through September 30, 2011	—	—	—	66,544
Total	4,472	16.20	4,472	66,544

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

	At September 30,
(In thousands)	2011	2010	2009	2008	2007
Financial Condition Data:
Total assets	$537,086	$508,442	$480,811	$228,924	$203,321
Cash and cash equivalents	27,203	11,278	10,404	21,379	10,395
Securities available-for-sale	108,577	109,976	72,580	10,697	8,260
Securities held-to-maturity	9,506	3,929	6,782	8,456	7,422
Loans net	354,432	343,615	353,823	174,807	167,371
Deposits	387,626	366,161	350,816	189,209	168,782
Borrowings from Federal Home Loan Bank	53,137	67,159	55,773	8,000	3,000
Stockholders’ equity (total equity before September 30, 2009)	76,601	55,151	52,877	29,720	29,662

	For the Year Ended September 30,
(In thousands)	2011	2010	2009	2008	2007
Operating Data:
Interest income	$25,983	$26,262	$13,008	$12,523	$13,078
Interest expense	5,385	6,117	4,440	5,972	6,183
Net interest income	20,598	20,145	8,568	6,551	6,895
Provision for loan losses	1,605	1,604	819	1,540	758
Net interest income after provision for loan losses	18,993	18,541	7,749	5,011	6,137
Noninterest income	3,008	2,916	1,263	1,054	841
Noninterest expense	16,308	18,020	9,231	6,555	5,737
Income (loss) before income taxes	5,693	3,437	(219)	(490)	1,241
Income tax expense (benefit)	1,679	808	(252)	(300)	427
Net income (loss)	4,014	2,629	33	(190)	814
Less: Preferred stock dividends declared	115	-	-	-	-
Net income (loss) available to common shareholders	$3,899	$2,629	$33	$(190)	$814

	For the Year Ended September 30,
	2011	2010	2009	2008	2007
Per Share Data:
Net income per common share, basic	$1.82	$1.17	$0.01	N/A	N/A
Net income per common share, diluted	1.78	1.17	0.01	N/A	N/A
Dividends per common share	0.00	0.08	0.00	N/A	N/A

	At or For the Year Ended September 30,
	2011	2010	2009	2008	2007
Performance Ratios:
Return on average assets	0.78%	0.53%	0.01%	(0.09)%	0.40%

Return on average equity	6.85	4.93	0.06	(0.64)	2.78

Interest rate spread (1)	4.30	4.44	3.41	2.97	3.48

Net interest margin (2)	4.44	4.57	3.93	3.38	3.77

Other expenses to average assets	3.15	3.66	3.90	3.11	2.79

Efficiency ratio (3)	69.08	78.14	93.90	86.19	74.16

Average interest-earning assets to average interest-bearing liabilities	111.98	109.89	125.66	113.15	108.61

Dividend payout ratio	–	7.34	–	–	–

Average equity to average assets	11.33	10.85	21.84	14.07	14.24

Capital Ratios:
Tangible capital (4)	11.34%	7.84%	7.55%	12.87%	14.56%

Core capital (4)	11.34	7.84	7.55	12.87	14.56

Risk-based capital (4)	17.52	12.77	12.32	22.09	24.70

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.29%	1.09%	1.03%	0.98%	0.75%

Allowance for loan losses as a percent of non-performing loans	63.70	63.88	70.06	104.72	117.16

Net charge-offs to average outstanding loans during the period	0.21	0.42	0.38	0.64	0.21

Non-performing loans as a percent of total loans	2.02	1.71	1.47	0.93	0.64

Non-performing assets as a percent of total assets	2.01	1.47	1.44	0.96	1.27

Other Data:
Number of offices	12	12	14	7	7
Number of deposit accounts (5)	29,777	31,100	32,689	16,831	17,525
Number of loans (6)	5,777	6,410	6,552	2,188	2,216

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

Expenses.  The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, data processing expenses, professional service fees, federal deposit insurance premiums, advertising, net losses on foreclosed real estate and other miscellaneous expenses.  Our noninterest expenses decreased for the year ended September 30, 2011 when compared to 2010 primarily as a result of nonrecurring expenses in 2010 relating to the acquisition of Community First, the conversion of the Bank’s core operating system, the termination of the Bank’s defined benefit pension plan and the early retirement of several officers of the Bank.  These 2010 additional expenses consisted primarily of compensation and benefits, occupancy and equipment expense, data processing expense and professional fees expense.

Salaries and employee benefits consist primarily of: salaries and wages paid to our employees; payroll taxes; and expenses for health insurance, retirement plans and other employee benefits.  We also recognize annual employee compensation expenses related to the equity incentive plan as the equity incentive awards vest.  See Note 14 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the stock based compensation plans.  During 2011, we also recognized $118,000 of severance compensation for the early retirement of several officers

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities.  Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 50 years.

Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans.  Our data processing expenses decreased in the year ended September 30, 2011 when compared to 2010 primarily as a result of nonrecurring expenses in 2010 relating to the conversion of the Bank’s core operating system.  These nonrecurring charges associated with the conversion of the Bank’s core operating system amounted to $882,000 during 2010.

Professional fees expense represents the fees we pay to third parties for legal, accounting, investment advisory and other consulting services.  Our professional fees expense decreased in the year ended September 30, 2011 when compared to 2010 primarily as a result of nonrecurring expenses in 2010 relating to the conversion of the Bank’s core operating system and first-year Sarbanes-Oxley compliance.  The 2010 nonrecurring charges associated with the conversion of the Bank’s core operating system amounted to $319,000 and the consulting fees for Sarbanes-Oxley compliance totaled $60,000.

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

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.  Note 1 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report describes the methodology used to determine the allowance for loan losses.  The Company has not made any substantive changes to its methodology for determining the allowance for loan losses during the fiscal year ended September 30, 2011, and there have been no material changes in the assumptions or estimation techniques compared to prior years.

Other-Than-Temporary Impairment of Securities. The Company reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment (“OTTI”) on a periodic basis. In evaluating the investment portfolio for OTTI, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the investment has been in a loss position, the size of the loss position and other meaningful information. Generally changes in market interest rates that result in a decline in value of an investment security are considered to be temporary, since the value of such investment can recover in the foreseeable future as market interest rates return to their original levels. However, such declines in value that are due to the underlying credit quality of the issuer or other adverse conditions that cannot be expected to improve in the foreseeable future, may be considered to be other-than-temporary. The Company recognizes credit-related OTTI on debt securities in earnings, while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated other comprehensive income. Management believes this is a critical accounting policy because this evaluation of the underlying credit or analysis of other conditions contributing to the decline in value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. During 2010 the Company recognized an other-than-temporary write-down charge to earnings of $60,000 representing the total amortized cost of a privately-issued asset-backed security.  The security was determined to be other-than-temporarily impaired because it matured during 2010 and the Company did not anticipate recovering its investment in the security.  No other-than-temporary write-down charges to earnings were recognized during 2011.  See Note 3 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding OTTI.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value.  Quoted market prices are referred to when estimating fair values for certain assets, such as investment securities. However, for those items for which market-based prices do not exist, management utilizes significant estimates and assumptions to value such items.  Examples of these items include goodwill and other intangible assets, foreclosed and other repossessed assets, estimated present value of impaired loans, value ascribed to stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations.

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution.  We plan to achieve this by executing our strategy of:

•	continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties;

•	pursuing opportunities to increase commercial real estate lending and commercial business lending;

•	improving customer service and product offerings as a result of the core operating system conversion that was completed in August 2010;

•	providing exceptional customer service to attract and retain customers;

•	additionally promoting our presence, brand image and product offerings in our primarily market area using our newly designed logo and marketing promotions that were launched in September 2011;

•	continuing to monitor asset quality and credit risk in the loan and investment portfolios;

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

Our predominant lending activity has been residential mortgage lending in our primary market area.  A significant portion of the residential mortgage loans that we had originated before 2005 are secured by non-owner occupied properties.  Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties, and our non-performing loan balances have increased in recent periods primarily because of delinquencies in our non-owner occupied residential loan portfolio.  Since 2005, when we hired a new President and Chief Executive Officer, we have de-emphasized non-owner occupied residential mortgage lending and have focused, and intend to continue to focus, our residential mortgage lending primarily on originating residential mortgage loans secured by owner-occupied properties.  At September 30, 2011, 46.7% of our total loans were residential mortgage loans and 23.8% of our residential mortgage loans were secured by non-owner occupied properties.  We intend to expand our emphasis on residential mortgage lending because this type of lending generally carries lower credit risk and has contributed to our historically favorable asset quality.

Pursuing opportunities to increase commercial real estate lending and commercial business lending.

In recent periods, we have begun to focus on commercial real estate and commercial business lending and intend to continue this focus.  Commercial real estate loans and commercial business loans give us the opportunity to earn more income because these loans have higher interest rates than residential mortgage loans in order to compensate for the increased credit risk.  At September 30, 2011, commercial real estate loans and commercial business loans represented 20.3% and 11.2%, respectively, of our total loans.  We intend to continue to pursue these lending opportunities in our primary market area.  In addition, the Company’s participation in the United States Department of the Treasury’s Small Business Lending Fund program, as discussed further in Note 22 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report, also provides an incentive and capital to increase commercial lending.

Continuing to integrate the Community First offices, customers and product lines.

During 2010, we began to integrate the Community First offices and customers by integrating the core operating systems of the Bank and Community First onto a single core operating system, which was successfully completed in August 2010.  This single system permits Bank customers to utilize all twelve office locations, permits Bank officers and staff to extract and monitor a standard set of information available from all office locations and allows the Bank to offer a uniform set of product offerings focus.  In addition, during 2011 we successfully rebranded the twelve office locations, including those operating under the Community First name, with a new look and logo for First Savings Bank in order to provide uniformity to our existing and prospective customer base.

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

The acquisition of Community First expanded our market area into Harrison, Crawford and Washington Counties, Indiana.  As previously discussed, we successfully rebranded the twelve office locations during 2011 with a new look and logo for First Savings Bank and have also expanded our marketing efforts as a result of such.  In addition, we intend to continue to pursue opportunities to expand our market share and market area by seeking to open additional branch offices and pursuing opportunities to acquire other financial institutions or branches of other financial institutions in our primary market area and surrounding areas.

Issuance of Preferred Stock under the U.S. Department of the Treasury’s Small Business Lending Fund

On August 11, 2011, First Savings Financial Group entered into and consummated a Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the Treasury, pursuant to which First Savings Financial Group issued 17,120 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $17.1 million.  The Purchase Agreement was entered into, and the Series A Preferred Stock was issued, pursuant to the Small Business Lending Fund program, a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  See Note 22 of the Notes to Consolidated Financial Statements beginning of page F-1 of this annual report for additional information regarding the terms of the Series A Preferred Stock.

Balance Sheet Analysis

Cash and Cash Equivalents.  At September 30, 2011 and 2010, cash and cash equivalents totaled $27.2 million and $11.3 million, respectively.  The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are unavailable for investment but interest-bearing and the average amount of those reserve balances for the year ended September 30, 2011 was approximately $1.8 million.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate one-to four-family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans.  To a lesser extent, we originate various consumer loans including home equity lines of credit.

Residential mortgage loans comprise the largest segment of our loan portfolio.  At September 30, 2011, these loans totaled $169.4 million, or 46.7% of total loans, compared to $172.0 million, or 49.3% of total loans at September 30, 2010.  Total residential mortgage loan balances decreased in 2010 primarily due to repayments.  We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 25-year and 30-year fixed-rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income.  Management intends to continue offering short-term adjustable rate residential mortgage loans and sell long-term fixed rate mortgage loans in the secondary market with servicing released.

Commercial real estate loans totaled $73.5 million, or 20.3% of total loans at September 30, 2011, compared to $53.9 million, or 15.5% of total loans at September 30, 2010.  The balance of commercial real estate loans has increased primarily due to greater opportunity to originate these loans during 2011 as a result of our increased commercial lending personnel and decreased competition in the marketplace. Management continues to focus on pursuing nonresidential loan opportunities in order to further diversify the loan portfolio.

Consumer loans totaled $29.6 million, or 8.1% of total loans, at September 30, 2011 compared to $36.8 million, or 10.5% of total loans, at September 30, 2010.  In general, consumer loans, including automobile loans, home equity lines of credit, unsecured loans and loans secured by deposits, have declined due to pay-downs, payoffs, charge-offs and management’s decision to focus on other lending opportunities with less inherent credit risk.  In addition, the Bank sold its $1.2 million credit card portfolio in May 2011, resulting in a net gain of $104,000 on the sale. The largest decrease in this portfolio occurred with automobile loans, which decreased $3.6 million, or 26.7%, from September 30, 2010 to September 30, 2011.

Commercial business loans totaled $40.6 million, or 11.2% of total loans, at September 30, 2011 compared to $30.9 million, or 8.9% of total loans, at September 30, 2010.  The balance of commercial business loans has increased primarily due to our increased commercial lending personnel and continued focus by management to pursue commercial lending opportunities.

Multi-family real estate loans totaled $24.9 million, or 6.9% of total loans at September 30, 2011, compared to $20.4 million, or 5.8% of total loans at September 30, 2010.  The balance of multi-family real estate loans increased primarily due to our increased commercial lending personnel and our offering of competitive short-term rates on these loans during 2011.

Residential construction loans totaled $8.0 million, or 2.2% of total loans, at September 30, 2011 of which $6.3 million were speculative construction loans.  At September 30, 2010, residential construction loans totaled $15.9 million, or 4.6% of total loans, of which $5.7 million were speculative loans.  The general slowdown in the housing market in our primary market area and, to a lesser extent, increased competition in the market for these loans has decreased the opportunity to originate these loans and grow this segment of the portfolio.  We intend to pursue quality construction lending opportunities as the housing market recovers.

Commercial construction loans totaled $4.1 million, or 1.1% of total loans, at September 30, 2011 compared to $9.9 million, or 2.8% of total loans at September 30, 2010.  The general slowdown of commercial construction in our primary market area and increased competition in the marketplace has decreased the opportunity to originate these loans and grow this segment of the portfolio.

Land and land development loans totaled $12.9 million, or 3.6% of total loans at September 30, 2011, compared to $9.1 million, or 2.6% of total loans at September 30, 2010.  These loans are primarily secured by vacant lots to be improved for residential and nonresidential development and farmland. The balance of land and land development loans increased primarily due to greater opportunity to originate these loans during 2011 as a result of decreased competition in the marketplace.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$169,353	46.65%	$172,007	49.33%	$185,800	51.61%	$113,518	64.20%	$104,297	60.33%
Commercial	73,513	20.25	53,869	15.45	48,090	13.36	15,459	8.74	18,364	10.62
Multi-family	24,909	6.86	20,360	5.84	12,584	3.50	3,282	1.86	1,275	0.74
Residential construction	8,002	2.20	15,867	4.55	14,555	4.04	6,189	3.50	11,583	6.70
Commercial construction	4,144	1.14	9,851	2.83	7,648	2.12	1,991	1.13	3,265	1.89
Land and land development	12,947	3.57	9,076	2.60	11,189	3.11	4,748	2.69	5,022	2.91
Total	292,868	80.67	281,030	80.60	279,866	77.74	145,187	82.12	143,806	83.19

Commercial business	40,628	11.19	30,905	8.86	36,901	10.25	14,411	8.15	12,645	7.31

Consumer:
Home equity lines of credit	15,210	4.19	16,335	4.68	17,365	4.82	9,970	5.64	8,275	4.79
Auto loans	9,827	2.71	13,405	3.84	18,279	5.08	1,950	1.10	1,946	1.13
Other	4,514	1.24	7,030	2.02	7,567	2.11	5,290	2.99	6,200	3.58
Total	29,551	8.14	36,770	10.54	43,211	12.01	17,210	9.73	16,421	9.50

Total loans	363,047	100.00%	348,705	100.00%	359,978	100.00%	176,808	100.00%	172,872	100.00%

Deferred loan origination fees and costs, net	(558)		(778)		(846)		(795)		(618)
Undisbursed portion of loans in process	4,501		2,057		3,306		1,067		4,822
Allowance for loan losses	4,672		3,811		3,695		1,729		1,297
Loans, net	$354,432		$343,615		$353,823		$174,807		$167,371

Loan Maturity

The following table sets forth certain information at September 30, 2011 regarding the dollar amount of loan principal repayments becoming due during the period indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.

	At September 30, 2011
(Dollars in thousands)	Residential Real Estate (1)	Commercial Real Estate (2)	Construction (3)	Commercial Business	Consumer	Total Loans
Amounts due in:
One year or less	$22,206	$35,211	$12,146	$22,290	$9,031	$100,884
More than one year to two years	15,812	15,574	-	5,105	5,867	42,358
More than two years to three years	12,220	10,964	-	2,881	3,908	29,973
More than three years to five years	19,330	12,143	-	3,804	4,771	40,048
More than five years to ten years	39,133	8,916	-	4,832	5,046	57,927
More than ten years to fifteen years	28,116	2,190	-	839	926	32,071
More than fifteen years	57,445	1,462	-	877	2	59,786
Total	$194,262	$86,460	$12,146	$40,628	$29,551	$363,047

(1)   Includes multi-family loans.
(2)   Includes farmland and land and land development loans.
(3)   Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2011 that are due after September 30, 2012, and have either fixed interest rates or adjustable interest rates.  The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$103,466	$68,590	$172,056
Commercial real estate (2)	34,741	16,508	51,249
Construction	-	-	-
Commercial business	11,793	6,545	18,338
Consumer	9,921	10,599	20,520
Total	$159,921	$102,242	$262,163

(1)      Includes multi-family loans.
(2)      Includes farmland and land and land development loans.

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated.

	Year Ended September 30,
(In thousands)	2011	2010	2009
Total loans at beginning of period	$348,705	$359,978	$176,808
Loans originated:
Residential real estate (1)	33,968	22,980	19,630
Commercial real estate (2)	26,313	7,386	8,360
Construction	4,440	9,762	3,258
Commercial business	17,327	10,050	13,883
Consumer	6,260	6,999	14,013
Total loans originated	88,308	57,177	59,144
Loans purchased	–	–	–
Increase due to acquisition of Community First	–	–	174,940
Deduct:
Loan principal repayments	(73,966)	(68,450)	(50,914)
Loan sales	–	–	–
Net loan activity	14,342	(11,273)	183,170
Total loans at end of period	$363,047	$348,705	$359,978

(1)      Includes multi-family loans.
(2)      Includes farmland and land and land development loans.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds and privately-issued collateralized mortgage obligations.  Available for sale securities decreased by $1.4 million from September 30, 2010 to September 30, 2011 primarily due to maturities and calls of $25.9 million, sales of $6.8 million, principal repayments of $11.0 million and transfers of securities from available for sale to held to maturity of $7.4 million, which more than offset purchases of $49.0 million.

Securities Held to Maturity.  Our held to maturity securities portfolio consists primarily of mortgage-backed securities issued by government sponsored enterprises and municipal bonds.  Held to maturity securities increased by $5.6 million from September 30, 2010 to September 30, 2011 due primarily to transfers of securities from available for sale to held to maturity of $7.4 million, which more than offset a call and principal repayments of $1.5 million.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2011		2010		2009
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Agency bonds and notes	$12,762	$12,866	$25,510	$25,705	$5,825	$5,845
Agency mortgage-backed securities	17,719	18,309	13,944	14,141	34,368	34,483
Agency CMO	25,368	25,691	22,325	22,488	3,343	3,473
Privately-issued CMO	10,037	11,396	10,342	12,688	11,139	11,139
Privately-issued asset-backed	–	–	–	–	52	52
Municipal	37,344	40,259	33,109	34,877	17,081	17,512
Equity securities	–	56	–	77	–	76
Total	$103,230	$108,577	$105,230	$109,976	$71,808	$72,580

Securities held to maturity:
Agency mortgage-backed securities	$2,337	$2,521	$3,625	$3,836	$6,477	$6,746
Municipal	7,169	7,169	304	308	305	308
Total	$9,506	$9,690	$3,929	$4,144	$6,782	$7,054

The following table sets forth the activity in our investment securities portfolio during the periods indicated.

	At or For the Year Ended September 30,
(In thousands)	2011	2010	2009
Mortgage-backed securities:
Mortgage-backed securities, beginning of period (1)	$17,977	$41,229	$8,181
Purchases	9,157	10,020	4,005
Sales	(154)	(20,244)	–
Maturities	–	–	–
Repayments and prepayments	(6,177)	(12,356)	(3,454)
Net amortization of premiums and accretion of discounts on securities	(348)	(849)	(42)
Gains on sales	9	153	–
Increase in net unrealized gain	366	24	352
Increase due to acquisition of Community First	–	–	32,187
Net increase (decrease) in mortgage-backed securities	2,853	(23,252)	33,048
Mortgage-backed securities, end of period (1)	$20,830	$17,977	$41,229

Investment securities:
Investment securities, beginning of period (1)	$96,143	$38,405	$11,007
Purchases	39,813	92,742	44,547
Sales	(6,941)	(3,666)	(16,041)
Maturities	(26,273)	(32,605)	(17,300)
Repayments and prepayments	(5,931)	(3,366)	(985)
Net amortization of premiums and accretion of discounts on securities	474	801	(173)
Other than temporary impairment loss	–	(60)	–
Gains on sales	95	–	100
Increase in net unrealized gain	57	3,892	529
Acquired with Community First	–	–	16,721
Net increase in investment securities	1,294	57,738	27,398
Investment securities, end of period (1)	$97,437	$96,143	$38,405

(1)      At fair value.

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2011.  Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 34%.  Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available for sale:

Agency bonds and notes	$–	–%	$–	–%	$1,094	2.20%	$11,772	2.95%	$12,866	2.88%
Agency mortgage-backed securities	–	–	182	3.31	1,568	2.54	16,559	3.01	18,309	2.97
Agency CMO	–	–	1,184	1.65	3,395	0.91	21,112	1.16	25,691	1.15
Privately-issued CMO	–	–	–	–	–	–	11,396	14.24	11,396	14.24
Municipal	55	6.09	1,455	4.46	4,032	6.48	34,717	5.90	40,259	5.91
Total	$55	6.09%	$2,821	3.21%	$10,089	3.53%	$95,556	4.98%	$108,521	4.80%

Securities held to maturity:

Agency mortgage-backed securities	$–	–%	$207	5.05%	$–	–%	$2,130	5.25%	$2,337	5.23%
Municipal	498	5.31	2,699	5.67	2,162	6.94%	1,810	6.80	7,169	6.32
Total	$498	5.31%	$2,906	5.63%	$2,162	6.94%	$3,940	5.96%	$9,506	6.05%

As of September 30, 2011, we did not own any investment securities of a single issuer that had an aggregate book value in excess of 10% of the Company’s stockholders’ equity at that date, other than securities and obligations issued by U.S. government agencies and sponsored enterprises.

Deposits.  Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments.  Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and certificates of deposits.  Deposits increased $21.5 million from September 30, 2010 to September 30, 2011 due to increases in noninterest-bearing checking of $4.6 million, interest-bearing checking of $3.0 million, money market deposit accounts of $3.6 million, interest-bearing savings of $3.1 million and certificates of deposit of $7.3 million.  The increase in certificates of deposit is due to an increase in brokered certificates of deposit of $12.3 million, which more than offset a decrease in retail certificates of deposit.  We have continued to promote relationship-oriented deposit accounts and have therefore utilized a certain level of brokered certificates of deposit as a lower-cost alternative to retail certificates of deposit. In addition, we have continued to develop and promote cash management services including sweep accounts and remote deposit capture during 2011 in order to increase the level of commercial deposit accounts.  We believe that the development and promotion of these products has made us more competitive in attracting commercial deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2011	2010	2009
Non-interest-bearing demand deposits	$33,426	$28,853	$25,388
NOW accounts	67,801	64,831	56,398
Money market accounts	39,511	35,950	34,715
Savings accounts	42,191	39,104	36,132
Certificates of deposit	204,697	197,423	198,183
Total	$387,626	$366,161	$350,816

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2011.  Jumbo certificates of deposit require minimum deposits of $100,000.

(In thousands)	Amount
Three months or less	$10,705
Over three through six months	11,328
Over six through twelve months	11,095
Over twelve months	19,995
Total	$53,124

The following table sets forth time deposits classified by rates at the dates indicated.

	At September 30,
(In thousands)	2011	2010	2009
0.00 - 1.00%	$102,036	$65,409	$5,791
1.01 - 2.00%	36,736	42,725	49,025
2.01 - 3.00% (1)	34,934	39,084	56,141
3.01 - 4.00%	14,869	19,944	40,015
4.01 - 5.00%	13,488	21,445	34,204
5.01 - 6.00%	2,519	6,695	6,923
6.01 - 7.00%	115	581	1,186
7.01 - 8.00%	–	1,540	4,898
Total	$204,697	$197,423	$198,183

(1)	Includes $6.4 million of our pension plan assets invested in certificates of deposit at September 30, 2009.

The following table sets forth the amount and maturities of time deposits at September 30, 2011.

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
0.00 - 1.00%	$97,080	$4,521	$369	$66	$102,036	49.85%
1.01 - 2.00%	14,145	10,908	5,089	6,594	36,736	17.95
2.01 - 3.00%	9,241	1,228	2,075	22,390	34,934	17.07
3.01 - 4.00%	6,763	1,756	2,985	3,365	14,869	7.26
4.01 - 5.00%	9,298	1,424	1,202	1,564	13,488	6.59
5.01 - 6.00%	720	–	18	1,781	2,519	1.23
6.01 - 7.00%	–	–	–	115	115	0.06
Total	$137,247	$19,837	$11,738	$35,875	$204,697	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended September 30,
(In thousands)	2011	2010	2009
Beginning balance	$366,161	$350,816	$189,209
Increase due to acquisition of Community First	–	–	179,460
Increase (decrease) before interest credited	17,846	12,865	(21,633)
Interest credited	3,619	2,480	3,780
Net increase in deposits	21,465	15,345	161,607
Ending balance	$387,626	$366,161	$350,816

Borrowings. We use borrowings from the Federal Home Loan Bank of Indianapolis (FHLBI) consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments.  We also utilize retail and broker repurchase agreements as sources of borrowings.

The following table sets forth certain information regarding the Bank’s use of Federal Home Loan Bank borrowings.
	Year Ended September 30,
(Dollars in thousands)	2011	2010	2009
Maximum amount of FHLB borrowings outstanding at any month-end during period	$78,162	$67,159	$55,773
Average FHLB borrowings outstanding during period	63,990	59,319	14,946
Weighted average interest rate during period	1.71%	1.70%	2.11%
Balance outstanding at end of period	$53,137	$67,159	$55,773
Weighted average interest rate at end of period	1.89%	1.80%	1.20%

Borrowings from the FHLBI decreased $14.0 million from September 30, 2010 to September 30, 2011. FHLBI borrowings are primarily used to fund loan demand and to purchase available for sale securities.  See Note 11 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding FHLBI borrowings.

The Bank acquired a retail repurchase agreement and broker repurchase agreements in the acquisition of Community First.  Prior to the acquisition, the Bank had not utilized repurchase agreements as sources of borrowings.  Since the transaction was consummated just prior to the close of business on September 30, 2009, the Bank had no average balances or weighted average interest rates during 2009 for the repurchase agreements.

The following table sets forth certain information regarding the Bank’s use of borrowings under retail repurchase agreements.
	Year Ended September 30,
(Dollars in thousands)	2011	2010	2009
Maximum amount of retail repurchase agreements outstanding at any month-end during period	$1,321	$1,312	$1,304
Average retail repurchase agreements outstanding during period	1,316	1,308	–
Weighted average interest rate during period	0.63%	0.50%	–
Balance outstanding at end of period	$1,321	$1,312	$1,304
Weighted average interest rate at end of period	0.63%	0.63%	0.63%

The following table sets forth certain information regarding the Bank’s use of borrowings under repurchase agreements with broker-dealers.
	Year Ended September 30,
(Dollars in thousands)	2011	2010	2009
Maximum amount of broker repurchase agreements outstanding at any month-end during period	$15,473	$15,899	$15,935
Average broker repurchase agreements outstanding during period	15,312	15,722	–
Weighted average interest rate during period	2.07%	2.10%	–
Balance outstanding at end of period	$15,082	$15,509	$15,935
Weighted average interest rate at end of period	1.62%	1.62%	1.62%

See Note 10 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding repurchase agreements.

Results of Operations for the Years Ended September 30, 2011 and 2010

Overview. The Company reported net income of $4.0 million and net income available to common shareholders of $3.9 million ($1.78 per common share diluted; weighted average common shares outstanding of 2,189,472, as adjusted) for the year ended September 30, 2011, compared to net income of $2.6 million ($1.17 per common share diluted; weighted average common shares outstanding of 2,244,643, as adjusted) for the year ended September 30, 2010.

As discussed in “Noninterest Expense” below, the Company recognized a nonrecurring pretax charge of $118,000 related to severance compensation for the early retirement of several officers during the year ended September 30, 2011. During the year ended September 30, 2010, the Company recognized pretax charges of $705,000 in connection with the termination and settlement of the Bank’s defined benefit pension plan, $214,000 in severance compensation expense for the early retirement of several officers, $60,000 in professional fees for Sarbanes Oxley compliance implementation, and $882,000 and $319,000 for data processing and professional fees, respectively, in connection with the conversion of the Bank’s core operating system.

Net Interest Income.  Net interest income increased $453,000, or 2.3%, from $20.1 million for the year ended September 30, 2010 to $20.6 million for the year ended September 30, 2011 primarily as the result of increases in the average balance of interest earning assets from 2010 to 2011 and the ratio of average interest-earning assets to average interest-bearing liabilities from 109.89% in 2010 to 111.98% in 2011, which more than offset a decrease in the interest rate spread from 2010 to 2011.  The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased from 4.44% in 2010 to 4.30% in 2011 due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 5.93% in 2010 to 5.57% in 2011, which more than offset a decrease in the average cost of interest-bearing liabilities from 1.49% in 2010 to 1.27% in 2011.

Total interest income decreased $279,000, or 1.1%, from $26.3 million for 2010 to $26.0 million for 2011 due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 5.93% in 2010 to 5.57% in 2011, which more than offset the change in interest income due to a $25.8 million increase in the average balance of interest-earning assets from $449.7 million in 2010 to $475.5 million in 2011. The increase in the average balance of interest-earning assets primarily relates to an increase in the average balance of investment securities of $28.4 million, which more than offset a decrease in the average balance of loans of $3.7 million when comparing the two years.

Interest income on loans decreased $1.5 million, or 6.9%, from $22.2 million for 2010 to $20.7 million for 2010 due primarily to decreases in the average tax-equivalent yield on loans from 6.33% in 2010 to 5.96% in 2011 and the average balance of loans outstanding of $3.7 million from $352.2 million in 2010 to $348.5 million in 2011.  The decrease in the average balance of loans outstanding primarily relates to repayments on residential mortgage and consumer loans, and decreases in residential and commercial construction lending.  During 2011, in an effort to increase the size and diversity of the loan portfolio, the Bank offered competitive rates on short-term multi-family, commercial real estate mortgage and commercial business loans.  The Bank was successful in originating these loans, which minimized the attrition in the residential mortgage, consumer and construction loan portfolios.

Interest income on investment securities increased $1.2 million, or 30.3%, from $4.0 million for 2010 to $5.2 million for 2011 due primarily to an increase in the average balance of investment securities of $28.4 million, or 31.7%, from $89.7 million in 2010 to $118.1 million in 2011, which more than offset the change in interest income on investment securities due to a decrease in the average tax-equivalent yield on investments securities from 4.80% in 2010 to 4.74% in 2011.  During 2011, in an effort to maximize earnings and diversify the asset portfolio, the Bank increased its investments in mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, and municipal bonds, while decreasing its investment in U.S. government agencies and sponsored enterprises securities.

Total interest expense decreased $732,000, or 12.0%, due primarily to a decrease in the average cost of funds from 1.49% in 2010 to 1.27% in 2011, which more than offset the change in interest expense due to a $15.3 million increase in the average balance of interest-bearing liabilities from $409.3 million in 2010 to $424.6 million in 2011.  The average balance of interest-bearing deposits increased $11.1 million, or 3.3%, from $332.9 million in 2010 to $344.0 million in 2011 and the average cost of funds for deposits was 1.43% in 2010 compared to 1.15% in 2011.  The average balance of borrowings increased $4.2 million, or 5.5%, from $76.4 million in 2010 to $80.6 million in 2011 and the average cost of funds for borrowings was 1.76% for both 2010 and 2011.  The average cost of interest-bearing liabilities decreased for 2010 primarily as a result of a reduction in the rates offered on deposit accounts during 2011, the repricing of time deposits at lower market rates during 2011, and the use of a certain level of lower-cost brokered certificates of deposit.

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

	Year Ended September 30,
	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits with banks	$4,609	$18	0.39%	$3,614	$16	0.44%	$4,481	$34	0.76%
Loans	348,522	20,766	5.96	352,208	22,295	6.33	180,864	11,393	6.30
Investment securities	101,760	5,100	5.01	58,437	3,558	6.09	24,344	1,138	4.67
Mortgage-backed securities	16,381	504	3.08	31,309	750	2.40	10,238	516	5.04
Federal Home Loan Bank stock	4,194	112	2.67	4,170	69	1.65	1,353	46	3.40
Total interest-earning assets	475,466	26,500	5.57	449,738	26,688	5.93	221,280	13,127	5.93

Non-interest-earning assets	42,068			42,003			15,384
Total assets	517,534			$491,741			$236,664

Liabilities and equity:
NOW accounts	$64,967	$342	0.53	$63,389	$387	0.61	$20,013	$94	0.47
Money market deposit accounts	37,150	276	0.74	33,736	260	0.77	7,702	109	1.42
Passbook accounts	40,398	103	0.25	37,438	99	0.26	18,528	45	0.24
Certificates of deposit	201,483	3,247	1.61	198,323	4,025	2.03	114,904	3,877	3.37
Total interest-bearing deposits	343,998	3,968	1.15	332,886	4,771	1.43	161,147	4,125	2.56

Borrowings (1)	80,618	1,417	1.76	76,369	1,346	1.76	14,946	315	2.11
Total interest-bearing liabilities	424,616	5,385	1.27	409,255	6,117	1.49	176,093	4,440	2.52

Non-interest-bearing deposits	31,485			27,024			6,820
Other non-interest-bearing liabilities	2,793			2,112			2,073
Total liabilities	458,894			438,391			184,986

Total equity	58,640			53,350			51,678
Total liabilities and equity	$517,534			$491,741			$236,664
Net interest income		$21,115			$20,571			$8,687
Interest rate spread			4.30%			4.44%			3.41%
Net interest margin			4.44%			4.57%			3.93%
Average interest-earning assets to average interest-bearing liabilities			111.98%			109.89%			125.66%

(1)	Includes Federal Home Loan Bank borrowings and repurchase agreements.

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

	Year Ended September 30, 2011 Compared to Year Ended September 30, 2010			Year Ended September 30, 2010 Compared to Year Ended September 30, 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$4	$(2)	$2	$(6)	$(12)	$(18)
Loans receivable	(232)	(1,297)	(1,529)	10,848	54	10,902
Investment securities	2,027	(485)	1,542	1,988	432	2,420
Mortgage-backed securities	(607)	361	(246)	314	(80)	234
Other interest-earning assets	-	43	43	31	(8)	23
Total interest-earning assets	1,192	(1,380)	(188)	13,175	386	13,561

Interest expense:
Deposits	165	(968)	(803)	1,103	(457)	646
Federal Home Loan Bank advances	71	-	71	1,074	(43)	1,031
Total interest-bearing liabilities	236	(968)	(732)	2,177	(500)	1,677
Net increase in net interest income	$956	$(412)	$544	$10,998	$886	$11,884

Provision for Loan Losses. The provision for loan losses was $1.6 million for each of the years ended September 30, 2011 and 2010.  During 2011, the Bank had net charge-offs of $744,000 compared to $1.5 million for 2010.  However, the gross loan portfolio increased $14.3 million from $348.7 million at September 30, 2010 to $363.0 million at September 30, 2011, primarily in the commercial real estate mortgage, commercial business and multi-family residential real estate mortgage portfolios, which generally have a higher level of inherent credit risk than residential real estate mortgage loans. In addition, nonperforming loans increased $1.3 million from $6.0 million at September 30, 2010 to $7.3 million at September 30, 2011, but increased primarily in the residential real estate portfolio, which has a lower level of inherent risk than all other segments of the loan portfolio, and to a lesser extent in the commercial real estate mortgage portfolio.  The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the increase in nonperforming loans.  See “Analysis of Nonperforming and Classified Assets” included herein.  It is management’s assessment that the allowance for loan losses at September 30, 2011 was adequate and appropriately reflected the inherent risk of loss in the Bank’s loan portfolio at that date.

Noninterest Income.  Noninterest income increased $92,000, or 3.2%, to $3.0 million for the year ended September 30, 2011 compared to $2.9 million for the year ended September 30, 2010.  Commission income increased $83,000 from $167,000 for 2010 to $250,000 for 2011, the earnings on life insurance increased $56,000 from $258,000 for 2010 to $314,000 for 2011, and other income increased $89,000 from $659,000 for 2010 to $748,000 for 2011.  In addition, the Company recognized additional net gains on sales of loans of $157,000 for 2011 compared to 2010, which was due primarily to the sale of the Bank’s $1.2 million credit card portfolio resulting in a gain of $104,000 during 2011, the unrealized loss on a derivative contract decreased by $97,000 for 2011 compared to 2010, and no other than temporary impairment losses were recorded on securities for 2011 compared to $60,000 for 2010.  These increases and additional gains were partially offset by a $306,000 decrease in service charges on deposits accounts, which is the Bank’s principal source of noninterest income and a decrease of $49,000 in recognized net gains on sales of investment securities for 2011 compared to 2010.  The decrease in service charges on deposit accounts was due primarily to a decrease in overdraft fee income.

Noninterest Expense. Noninterest expenses decreased $1.7 million, or 9.5%, to $16.3 million for the year ended September 30, 2011 compared to $18.0 million for the year ended September 30, 2010.  The decrease was due primarily to decreases in compensation and benefits expense of $172,000, data processing expense of $787,000, occupancy and equipment expense of $329,000, and professional fees of $370,000, which more than offset an increase in net losses on foreclosed real estate of $257,000. The decrease in compensation and benefits expense was due primarily to the one-time pretax charge of $705,000 recognized in 2010 in connection with the termination and settlement of the Bank’s defined benefit pension plan, the year-over-year effect of which was partially offset by increased compensation, staffing and employee benefit costs in 2011. The decreases in data processing expense, occupancy and equipment expense, and professional fees are due primarily to charges in 2010 relating to the conversion of the Bank’s core operating system. The increase in net losses on foreclosed real estate is due primarily to increases in write-downs, net losses on sales, and operating expenses related to foreclosed properties during 2011.

Income Tax Expense. The Company recognized income tax expense of $1.7 million for the year ended September 30, 2011, for an effective tax rate of 29.5%, compared to income tax expense of $808,000, for an effective tax rate of 23.5%, for the year ended September 30, 2010. The low effective tax rate for the year ended September 30, 2010 was due primarily to the high level of tax exempt income as a percent of income before taxes for the year.  See Note 15 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding income taxes.

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

Analysis of Nonperforming and Classified Assets.  We consider non-accrual loans, troubled debt restructurings, repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  Loans are generally placed on non-accrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations.  Typically, payments received on a non-accrual loan are first applied to the outstanding principal balance.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired it is recorded at its fair market value less estimated costs to sell at the date of foreclosure.  Holding costs and declines in fair value after acquisition of the property result in charges against income.  See Note 6 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding foreclosed real estate.

The following table provides information with respect to our nonperforming assets at the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be troubled debt restructurings.  The Bank had ten troubled debt restructurings totaling $2.3 million, which were performing according to their terms and on accrual status, as of September 30, 2011.  See Note 4 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding trouble debt restructurings.

	At September 30,
(Dollars in thousands)	2011	2010	2009	2008	2007
Non-accrual loans:
Residential real estate	$3,758	$2,753	$1,995	$472	$99
Commercial real estate	1,133	843	1,022	–	22
Multi-family	–	–	–	–	–
Construction	174	490	461	–	–
Land and land development	340	–	537	33	33
Commercial business	2	207	572	119	–
Consumer	215	303	145	174	277
Total (1)	5,622	4,596	4,732	798	431

Accruing loans past due 90 days or more:
Residential real estate	603	602	128	678	572
Commercial real estate	949	327	–	–	104
Multi-family	–	–	–	–	–
Construction	–	272	228	–	–
Land and land development	–	–	–	–	–
Commercial business	99	137	67	–	–
Consumer	61	62	119	175	–
Total	1,712	1,400	542	853	676
Total non-performing loans	7,334	5,996	5,274	1,651	1,107

Trouble debt restructurings classified as performing loans:
Residential real estate	1,499	–	–	–	–
Commercial real estate	812	–	–	–	–
Total troubled debt restructurings classified as performing loans	2,311	–	–	–	–

Real estate owned	1,028	1,331	1,589	390	1,278
Other non-performing assets	126	171	64	146	198
Total non-performing assets	$10,799	$7,498	$6,927	$2,187	$2,583

Total non-performing loans to total loans	2.02%	1.71%	1.47%	0.93%	0.64%
Total non-performing loans to total assets	1.37%	1.17%	1.10%	0.72%	0.54%
Total non-performing assets to total assets	2.01%	1.47%	1.44%	0.96%	1.27%
(1)	Total nonaccrual loans for September 30, 2010 includes four trouble debt restructurings totaling $592,000 that were on non-accrual as of that date.

Federal regulations require us to review and classify our assets on a regular basis.  In addition, the Office of the Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful and loss.  “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  When we classify an asset as doubtful we may establish a specific valuation allowance for loan losses.  If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of investment in classified assets at the dates indicated.

	At September 30,
(In thousands)	2011	2010	2009
Special mention assets	$6,962	$7,610	$6,559
Substandard assets (1)	25,835	12,332	8,080
Doubtful assets	1,317	3,221	1,216
Loss assets	–	–	–
Total classified assets	$34,114	$23,163	$15,855

(1)	Includes substandard loans and investment securities.

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

At September 30, 2011, the Company held twenty privately-issued CMO securities with an aggregate amortized cost of $6.0 million and fair value of $7.0 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.  Based on an independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO portfolio.  At September 30, 2010, the Company held ten privately-issued CMO securities with an aggregate amortized cost of $2.1 million and fair value of $2.6 million that had been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30,				At September 30,
	2011				2010
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	66	$4,911	28	$2,191	25	$1,926	34	$2,604
Commercial real estate	4	613	6	1,966	5	653	6	1,159
Multi-family	–	–	–	–	1	650	–	–
Construction	–	–	2	174	1	156	6	749
Land and land development.	1	45	1	341	1	40	–	–
Commercial business	7	1,040	3	100	6	483	5	343
Consumer	39	515	14	145	33	248	13	211
Total	117	$7,124	54	$4,917	72	$4,156	64	$5,066

	At September 30,
	2009
	30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	34	$2,328	13	$597
Commercial real estate	3	94	–	–
Multi-family	–	–	–	–
Construction	4	316	3	432
Land and land development....	1	28	1	33
Commercial business	6	701	2	80
Consumer	72	622	27	221
Total	120	$4,089	46	$1,363

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

Unallocated Valuation Allowance.  We may establish an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses.  Any unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimate specific and general losses in the loan portfolio.  There was no unallocated allowance for loan losses at September 30, 2011 and 2010.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2011			2010			2009
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$833	17.83%	46.65%	$1,242	32.59%	49.33%	$1,493	40.40%	51.61%
Commercial real estate	1,314	28.13	20.25	600	15.74	15.45	271	7.33	13.36
Multi-family	604	12.93	6.86	369	9.68	5.84	–	–	3.50
Construction	56	1.20	3.34	218	5.72	7.38	302	8.17	6.17
Land and land development	53	1.13	3.57	62	1.63	2.60	258	6.98	3.11
Commercial business	1,525	32.64	11.19	891	23.38	8.86	444	12.02	10.25
Consumer	287	6.14	8.14	429	11.26	10.54	927	25.10	12.00
Total allowance for loan losses	$4,672	100.00%	100.00%	$3,811	100.00%	100.00%	$3,695	100.00%	100.00%

	At September 30,
	2008			2007
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$622	35.97%	64.20%	$267	20.59%	60.33%
Commercial real estate	220	12.73	8.74	137	10.56	10.62
Multi-family	–	–	1.86	–	–	0.74
Construction	–	–	4.63	–	–	8.59
Land and land development	50	2.89	2.69	–	–	2.91
Commercial business	196	11.34	8.15	268	20.66	7.31
Consumer	641	37.07	9.73	625	48.19	9.50
Total allowance for loan losses	$1,729	100.00%	100.00%	$1,297	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the Office of the Comptroller of the Currency, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses.  The Office of Comptroller of the Currency Supervision may require us to increase our allowance for loan losses based on judgments different from ours.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2011	2010	2009	2008	2007
Allowance for loan losses at beginning of period	$3,811	$3,695	$1,729	$1,297	$868
Provision for loan losses	1,605	1,604	819	1,540	758
Charge offs:
Residential real estate	651	334	580	1,085	–
Commercial real estate	68	–	–	–	216
Multi-family	–	–	–	–	–
Land and land development	–	5	–	–	–
Construction	8	–	–	–	–
Commercial business	86	964	39	–	9
Consumer	287	340	209	153	199
Total charge-offs	1,100	1,643	828	1,238	424

Recoveries:
Residential real estate	79	68	57	–	–
Commercial real estate	–	–	–	110	–
Multi-family	–	–	–	–	–
Land and land development	–	–	–	–	–
Construction	–	–	–	–	–
Commercial business	214	–	–	–	2
Consumer	63	87	82	20	93
Total recoveries	356	155	139	130	95
Net charge-offs	744	1,488	689	1,108	329
Increase due to acquisition of Community First	–	–	1,836	–	–

Allowance for loan losses at end of period	$4,672	$3,811	$3,695	$1,729	$1,297

Allowance for loan losses to non-performing loans	63.70%	63.88%	70.06%	104.72%	117.16%
Allowance for loan losses to total loans outstanding at the end of the period	1.29%	1.09%	1.03%	0.98%	0.75%
Net charge-offs to average loans outstanding during the period	0.21%	0.42%	0.38%	0.64%	0.21%

Interest Rate Risk Management.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration and generally selling in the secondary market substantially all newly originated one-to four-family residential real estate loans.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments; however, we acquired an interest rate cap contract in the acquisition of Community First.  See Note 20 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the use of derivative instruments.

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

Net Portfolio Value Analysis.  We currently use a net portfolio value (“NPV”) analysis prepared by the Office of the Comptroller of the Currency to review our level of interest rate risk.  This analysis measures interest rate risk by capturing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items, based on a range of assumed changes in market interest rates.  NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table, which is based on information that we provide to the Office of the Comptroller of the Currency, presents the change in our NPV at September 30, 2011 that would occur in the event of an immediate change in interest rates based on Office of the Comptroller of the Currency assumptions, with no effect given to any steps that we might take to counteract that change.

At September 30, 2011
	Net Portfolio Value			Net Portfolio Value as a Percent of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
300	$65,474	$(10,421)	(14)%	12.40%	(139	)bp
200	71,095	(4,800)	(6)	13.23	(56	)bp
100	74,628	(1,267)	(2)	13.70	(9	)bp
0	75,895	-	-	13.79	-
(100)	75,563	(332)	-	13.65	(14	)bp

The Office of the Comptroller of the Currency uses various assumptions in assessing interest rate risk.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.  Prepayment rates can have a significant impact on interest income.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2011, cash and cash equivalents totaled $27.2 million.  Securities classified as available-for-sale, amounting to $108.6 million at September 30, 2011, provide additional sources of liquidity.  At September 30, 2011, we had the ability to borrow a total of approximately $88.0 million from the FHLBI, of which $53.1 million was borrowed and outstanding.  See Note 11 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding FHLBI borrowings.  In addition, we had the ability to borrow the lesser of $10 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at September 30, 2011.  The Bank had no outstanding federal funds purchased under the facility at September 30, 2011.  See Note 9 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding federal funds purchased borrowings.

At September 30, 2011, the Bank had $42.4 million in commitments to extend credit outstanding.  Certificates of deposit due within one year of September 30, 2011 totaled $137.2 million, or 67.0% of certificates of deposit.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At September 30, 2011, the Company had liquid assets of $5.2 million.

The following tables present certain of our contractual obligations as of September 30, 2011.

		Payments due by period
(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Deferred director fee agreements	$460	$6	$11	$11	$432
Deferred compensation agreements (1)	201	34	77	87	3
Operating lease obligations	61	35	26	–	–
Repurchase agreements	16,403	16,403	–	–	–
FHLB borrowings	53,137	–	33,137	20,000	–
Total	$70,262	$16,478	$33,251	$20,098	$435

(1)	Includes deferred compensation agreement with a former officer that calls for annual payments of $9,000 until his death.

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

Financing and Investing Activities

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended September 30,
(In thousands)	2011	2010	2009
Investing activities:
Loan purchases	$–	$–	$–
Loan originations	(98,147)	(66,466)	(61,629)
Loan principal repayments	71,898	69,891	50,885
Loan sales	13,229	7,848	2,513
Proceeds from maturities and principal repayments of investment securities	32,204	35,971	17,300
Proceeds from maturities and principal repayments of mortgage-backed securities	6,177	12,356	4,438
Proceeds from sales of investment securities available- for-sale	6,941	3,666	16,041
Proceeds from sales of mortgage-backed securities available-for-sale	154	20,244	–
Purchases of investment securities	(39,813)	(92,742)	(44,547)
Purchases of mortgage-backed securities	(9,157)	(10,020)	(4,005)

Financing activities:
Increase (decrease) in deposits	21,465	15,345	(17,854)
Decrease in federal funds purchased	–	(1,180)	–
Decrease in repurchase agreements	(418)	(418)	–
Increase (decrease) in Federal Home Loan Bank borrowings	(14,022)	11,386	18,061

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2011, the Bank exceeded all of its regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.  See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement,” and Note 24 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see Note 16 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

For the year ended September 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2011 is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees. A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Bank’s website at www.fsbbank.net.

Item 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to the sections captioned “Director Compensation” and “Executive Compensation” in the Proxy Statement.

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

The following table sets forth information as of September 30, 2011 about Company common stock that may be issued under the Company’s equity compensation plans.  All plans were approved by the Company’s stockholders.

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

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the sections captioned “Transactions with Related Persons” and Director Independence in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Ratification of the Independent Registered Public Accounting Firm in the Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
3.2	Articles of Amendment to the Articles of Incorporation for the Series A
Preferred Stock (2)
3.3	Bylaws of First Savings Financial Group, Inc. (1)
4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
10.1	Employment Agreement by and among First Savings Financial Group, Inc.,
First Savings Bank, F.S.B. and Larry W. Myers, dated October 7, 2009* (3)
10.2	Employment Agreement by and among First Savings Financial Group, Inc.,
First Savings Bank, F.S.B. and John P. Lawson, Jr., dated October 7, 2009* (3)
10.3	Employment Agreement by and among First Savings Financial Group, Inc.,
First Savings Bank, F.S.B. and Anthony A. Schoen, dated October 7, 2009* (3)
10.4	Employment Agreement by and among First Savings Financial Group, Inc.,
First Savings Bank, F.S.B. and Samuel E. Eckart, dated October 7, 2009* (3)
10.5	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (4)
10.6	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (4)
10.7	Securities Purchase Agreement, dated August 11, 2011, between the Company and the
Secretary of the Treasury with respect to the Series A Preferred Stock (2)
21.0	Subsidiaries of the Registrant
23.0	Consent of Monroe Shine & Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement
(1)
Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-151636), as amended, initially filed with the Securities and Exchange Commission on June 13, 2008.

(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2011.
(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 29, 2011	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer	December 29, 2011
Larry W. Myers	and Director
(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	December 29, 2011
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John P. Lawson, Jr.	Chief Operating Officer and Director	December 29, 2011
John P. Lawson, Jr.

/s/ Samuel E. Eckart	Executive Vice President and Director	December 29, 2011
Samuel E. Eckart

/s/ Charles E. Becht, Jr.	Director	December 29, 2011
Charles E. Becht, Jr.

/s/ Cecile A. Blau	Director	December 29, 2011
Cecile A. Blau

/s/ Gerald Wayne Clapp, Jr.	Director	December 29, 2011
Gerald Wayne Clapp, Jr.

/s/ Michael F. Ludden	Director	December 29, 2011
Michael F. Ludden

/s/ Douglas A. York	Director	December 29, 2011
Douglas A. York

/s/ Vaughn K. Timberlake	Director	December 29, 2011
Vaughn K. Timberlake

/s/ Frank N. Czeschin	Director	December 29, 2011
Frank N. Czeschin

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
First Savings Financial Group, Inc.
Clarksville, Indiana

We have audited the accompanying consolidated balance sheets of First Savings Financial Group, Inc. and Subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Savings Financial Group, Inc. and Subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New Albany, Indiana
December 29, 2011

MONROE SHINE & CO., INC. ♦ CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND 2010

(In thousands, except share and per share data)	2011	2010

ASSETS
Cash and due from banks	$18,099	$10,184
Interest-bearing deposits with banks	9,104	1,094
Total cash and cash equivalents	27,203	11,278

Securities available for sale, at fair value	108,577	109,976
Securities held to maturity (fair value of $9,690 in 2011 and $4,144 in 2010)	9,506	3,929

Loans held for sale	-	1,884
Loans, net of allowance for loan losses of $4,672 in 2011 and $3,811 in 2010	354,432	343,615

Federal Home Loan Bank stock, at cost	4,400	4,170
Premises and equipment	10,444	9,492
Foreclosed real estate	1,028	1,331
Accrued interest receivable:
Loans	1,382	1,646
Securities	816	746
Cash surrender value of life insurance	8,548	8,234
Goodwill	5,940	5,940
Core deposit intangible	2,154	2,447
Other assets	2,656	3,754

Total Assets	$537,086	$508,442

LIABILITIES
Deposits:
Noninterest-bearing	$33,426	$28,853
Interest-bearing	354,200	337,308
Total deposits	387,626	366,161

Federal funds purchased	-	-
Repurchase agreements	16,403	16,821
Borrowings from Federal Home Loan Bank	53,137	67,159
Accrued interest payable	399	427
Advance payments by borrowers for taxes and insurance	330	252
Accrued expenses and other liabilities	2,590	2,471
Total Liabilities	460,485	453,291

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued 17,120 shares (none issued at September 30, 2010); aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share; Authorized 20,000,000 shares; issued 2,542,042 shares	25	25
Additional paid-in capital	41,729	24,310
Retained earnings - substantially restricted	35,801	31,889
Accumulated other comprehensive income	3,354	2,959
Unearned ESOP shares	(1,343)	(1,501)
Unearned stock compensation	(942)	(1,202)
Less treasury stock, at cost - 172,333 shares (127,102 shares at September 30, 2010)	(2,023)	(1,329)
Total Stockholders' Equity	76,601	55,151

Total Liabilities and Stockholders' Equity	$537,086	$508,442

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2011 AND 2010

(In thousands)	2011	2010

INTEREST INCOME
Loans, including fees	$20,687	$22,213
Securities:
Taxable	4,315	3,296
Tax-exempt	851	668
Dividend income	112	69
Interest-bearing deposits with banks	18	16
Total interest income	25,983	26,262

INTEREST EXPENSE
Deposits	3,968	4,771
Repurchase agreements	325	337
Borrowings from Federal Home Loan Bank	1,092	1,009
Total interest expense	5,385	6,117

Net interest income	20,598	20,145
Provision for loan losses	1,605	1,604

Net interest income after provision for loan losses	18,993	18,541

NONINTEREST INCOME
Service charges on deposit accounts	1,331	1,637
Net gain on sales of securities available for sale	104	153
Other than temporary impairment loss on securities	-	(60)
Unrealized loss on derivative contract	(27)	(124)
Net gain on sales of loans	288	131
Increase in cash surrender value of life insurance	314	258
Gain on life insurance	-	95
Commission income	250	167
Other income	748	659
Total noninterest income	3,008	2,916

NONINTEREST EXPENSE
Compensation and benefits	8,753	8,925
Occupancy and equipment	1,796	2,125
Data processing	1,051	1,838
Advertising	384	360
Professional fees	571	941
FDIC insurance premiums	475	604
Net loss on foreclosed real estate	406	149
Other operating expenses	2,872	3,078
Total noninterest expense	16,308	18,020
Income before income taxes	5,693	3,437
Income tax expense	1,679	808
Net Income	4,014	2,629

Preferred stock dividends declared	115	-
Net Income Available to Common Shareholders	$3,899	$2,629

Net income per common share:
Basic	$1.82	$1.17
Diluted	$1.78	$1.17

Weighted average common shares outstanding:
Basic	2,144,141	2,244,643
Diluted	2,189,472	2,244,643

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2011 AND 2010

(In thousands)	2011	2010

Net Income	4,014	2,629

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	$769	$4,172
Income tax expense	(305)	(1,652)
Net of tax amount	464	2,520

Less: reclassification adjustment for realized gains included in net income	(104)	(153)
Income tax expense	35	52
Net of tax amount	(69)	(101)

Less: reclassification adjustment for other-than-temporary impairment loss included in net income	-	60
Income tax benefit	-	(24)
Net of tax amount	-	36
	395	2,455

Defined benefit pension plan:
Reclassification adjustment - net realized loss on settlement of pension plan	-	(708)
Income tax benefit	-	280
Net of tax amount	-	(428)

Other Comprehensive Income, net of tax	395	2,027

Comprehensive Income	$4,409	$4,656

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2011 AND 2010

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Balances at October 1, 2009	$-	$25	$24,263	$29,453	$932	$(1,796)	$-	$52,877

Net income	-	-	-	2,629	-	-	-	2,629

Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	-	-	-	-	2,455	-	-	2,455

Reclassification adjustment for net realized loss on defined benefit pension plan settlement, net of tax effect	-	-	-	-	(428)	-	-	(428)

Cash dividends ($0.08 per share)	-	-	-	(193)	-	-	-	(193)

Shares released by ESOP trust	-	-	29	-	-	295	-	324

Purchase of common shares for restricted stock grants	-	-	(41)	-	-	(1,347)	-	(1,388)

Stock compensation expense	-	-	59	-	-	145	-	204

Purchase of 127,102 treasury shares	-	-	-	-	-	-	(1,329)	(1,329)

Balances at September 30, 2010	$-	$25	$24,310	$31,889	$2,959	$(2,703)	$(1,329)	$55,151

Net income	-	-	-	4,014	-	-	-	4,014

Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	-	-	-	-	395	-	-	395

Preferred stock dividends declared	-	-	-	(115)	-	-	-	(115)

Stock compensation expense	-	-	199	-	-	261	-	460

Shares released by ESOP trust	-	-	85	13	-	157	-	255

Issuance of preferred stock - 17,120 shares	-	-	17,120	-	-	-	-	17,120

Stock options exercise - 8,972 shares	-	-	15	-	-	-	104	119

Purchase of 54,203 treasury shares	-	-	-	-	-	-	(798)	(798)

Balances at September 30, 2011	$-	$25	$41,729	$35,801	$3,354	$(2,285)	$(2,023)	$76,601

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2011 AND 2010

(In thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,014	$2,629
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,605	1,604
Depreciation and amortization	903	1,172
Amortization of premiums and accretion of discounts on securities, net	(126)	51
Mortgage loans originated for sale	(9,839)	(9,289)
Proceeds on sales of loans	13,229	7,848
Gain on sales of loans	(288)	(131)
Net realized and unrealized (gain) loss on foreclosed real estate	223	(30)
Net gain on sales of securities available for sale	(104)	(153)
Other than temporary impairment loss on securities	-	60
Unrealized loss on derivative contract	27	124
Gain on life insurance	-	(95)
Increase in cash surrender value of life insurance	(314)	(259)
Deferred income taxes	565	251
ESOP and stock compensation expense	677	532
(Increase) decrease in accrued interest receivable	194	(292)
Decrease in accrued interest payable	(28)	(89)
Change in other assets and liabilities, net	269	909
Net Cash Provided By Operating Activities	11,007	4,842

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(48,970)	(102,762)
Proceeds from sales of securities available for sale	7,095	23,910
Proceeds from maturities of securities available for sale	25,908	32,605
Proceeds from maturities of securities held to maturity	365	-
Principal collected on mortgage-backed securities	12,108	15,722
Net (increase) decrease in loans	(14,540)	7,856
Purchase of Federal Home Loan Bank Stock	(351)	-
Proceeds from redemption of Federal Home Loan Bank stock	121	-
Investment in cash surrender value of life insurance	-	(4,200)
Proceeds from life insurance	-	251
Proceeds from sale of foreclosed real estate	1,200	970
Purchase of premises and equipment	(1,562)	(454)
Net Cash Used In Investing Activities	(18,626)	(26,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	21,465	15,345
Net decrease in federal funds purchased	-	(1,180)
Net decrease in repurchase agreements	(418)	(418)
Increase (decrease) in Federal Home Loan Bank line of credit	(6,922)	6,261
Proceeds from Federal Home Loan Bank advances	128,000	98,439
Repayment of Federal Home Loan Bank advances	(135,100)	(93,314)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	78	(89)
Proceeds from the issuance of preferred stock	17,120	-
Exercise of stock options	46	-
Purchase of treasury stock	(725)	(1,329)
Purchase of common shares for restricted stock grants	-	(1,388)
Dividends paid on common shares	-	(193)
Net Cash Provided By Financing Activities	23,544	22,134

Net Increase in Cash and Cash Equivalents	15,925	874

Cash and cash equivalents at beginning of period	11,278	10,404

Cash and Cash Equivalents at End of Period	$27,203	$11,278

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Savings Financial Group, Inc. (the “Company”) is the thrift holding company of First Savings Bank, F.S.B. (the “Bank”), a wholly-owned subsidiary. The Bank is a federally-chartered savings bank which provides a variety of banking services to individuals and business customers through twelve locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate residential mortgage, commercial mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities and other securities.

The Bank has three-wholly owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a portion of the Bank’s securities portfolio, Southern Indiana Financial Corporation, which sells non-deposit investment products, and FFCC, Inc. (“FFCC”), which is currently inactive.

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

Basis of Consolidation and Reclassifications

The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.  Intercompany balances and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform with current year presentation.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company has defined cash and cash equivalents as cash and amounts due from banks and interest-bearing deposits with other banks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
Use of Estimates - continued

A majority of the Bank’s loan portfolio consists of single-family residential and commercial real estate loans in the southern Indiana area.  Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio and the recovery of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

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

Investment Securities

Securities Available for Sale:  Securities available for sale consist primarily of mortgage-backed and other debt securities and are stated at fair value.  The Company holds mortgage-backed securities issued by the Government National Mortgage Association (GNMA), a U.S. government agency, and the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), government-sponsored enterprises, as well as privately-issued collateralized mortgage obligations and other mortgage-backed securities. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities.  Collateralized mortgage obligations (“CMOs”) are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.  The Company also holds debt securities issued by government-sponsored enterprises and municipal bonds.  Amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments.  Unrealized gains and losses, net of tax, on securities available for sale are included in other comprehensive income and the accumulated unrealized holding gains and losses are reported as a separate component of equity until realized.  Realized gains and losses on the sale of securities available for sale are determined using the specific identification method and are included in other noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.

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

Declines in the fair value of individual available for sale and held to maturity securities below their amortized cost that are other than temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(1 - continued)

Derivative Financial Instruments

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, in accounting for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  Derivative financial instruments are recognized in the consolidated balance sheet at fair value.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value.  The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage loan commitments at market rates when initiated.  At September 30, 2011, the Bank had no commitments to originate fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed.  Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

The recognition of income on a loan is discontinued and previously accrued interest is reversed, when interest or principal payments become 90 days past due unless, in the opinion of management, the outstanding interest remains collectible.  Past due status is determined based on contractual terms.  Generally, by applying the cash receipts method, interest income is subsequently recognized only as received until the loan is returned to accrual status.  The cash receipts method is used when the likelihood of further loss on the loan is remote.  Otherwise, the Bank applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance until the loan qualifies for return to accrual status.  Interest income on impaired loans is recognized using the cost recovery method, unless the likelihood of further loss is considered remote.  A loan is restored to accrual status when all principal and interest payments are brought current and the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, which generally requires that the borrower demonstrate a period of performance of at least six consecutive months.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(1 - continued)

Loans and Allowance for Loan Losses - continued

The Company’s practice is to charge off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons.  A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid.  A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment.  Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below.  Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined.  At September 30, 2011 and 2010, the Company had no loans outstanding on which a partial charge-off had been recorded.

Installment loans are typically charged off at 90 days past due, or earlier if deemed uncollectible, unless the loans are in the process of collection.  Overdrafts are charged off after 45 days past due.  Charge-offs are typically recorded on loans secured by real estate when the property is foreclosed upon.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are individually evaluated for impairment or loans otherwise classified as doubtful, substandard, or special mention.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 36-month period.  This actual loss experience is then adjusted for qualitative factors based on the risks present for each portfolio segment.  The economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in the volume and term of new loan originations; national and local economic trends and conditions; changes in lending policies, procedures and practices; changes in the experience and ability of lending management and other staff; changes in the quality and depth of the internal loan review process; trends in collateral valuation in the Bank’s lending area; and other factors as determined by management.  The following portfolio segments have been identified:  residential real estate, commercial real estate, multi-family residential real estate, construction, land and land development, commercial business and consumer.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(1 - continued)

Loans and Allowance for Loan Losses – continued

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

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other known defects.  New appraisals are generally obtained for all significant properties when a loan is identified as impaired.  Generally, a property is considered significant if the value of the property is estimated to exceed $250,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property.  In instances where it is not deemed necessary to obtain a new appraisal, management would base its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property.

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
SEPTEMBER 30, 2011 AND 2010

(1 - continued)

Foreclosed Real Estate

Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Bank has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed real estate is recorded at its fair value less estimated costs to sell, which becomes the property’s new basis.  Any write-downs based on the property’s fair value at date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell.  Costs incurred in maintaining foreclosed real estate and subsequent impairment adjustments to the carrying amount of a property, if any, are included in noninterest expense.

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

Benefit Plans

The Bank had a defined benefit pension plan covering substantially all employees in the service of the Bank on June 30, 2008, the date the accrual of benefits and participation were frozen.  The Bank terminated and settled the plan in April 2010 following receipt of a favorable determination letter from the Internal Revenue Service.  It was the policy of the Bank to fund the maximum amount that could be deducted for federal income tax purposes but in amounts not less than the minimum amounts required by law.  The Bank also provides a contributory defined contribution plan available to all eligible employees.  On October 6, 2008, the Company established a leveraged employee stock ownership plan covering substantially all employees.  The Company accounts for the employee stock ownership plan in accordance with ASC 718-40, Employee Stock Ownership Plans.  Dividends declared on allocated shares are recorded as a reduction of retained earnings and paid to the participants’ accounts.  As shares are committed to be released for allocation to participants’ accounts, compensation expense is recognized based on the average fair value of the shares and the shares become available for earnings per share calculations.

Stock Based Compensation

In December 2009, the Company adopted the 2010 Equity Incentive Plan (“Plan”) and the Plan was approved by the Company’s shareholders in February 2010.  The Plan provides for the award of stock options, restricted shares and performance shares.  The Company has adopted the fair value based method of accounting for stock-based compensation prescribed in ASC 718 for its stock plan.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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

Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following:  (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses.  For public companies, increased disclosures as of the end of a reporting period are effective for period ending on or after December 15, 2010.  Increase disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this ASU did not have any impact on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(1 - continued)

Recent Accounting Pronouncements - continued

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements by U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarifications of FASB ASC Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The adoption of this ASU is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  The adoption of this ASU did not have any impact on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(1 - continued)

Recent Accounting Pronouncements - continued

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The update provides entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in ASU No. 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments enacted by ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this update is not expected to have any impact on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(2)	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are unavailable for investment but are interest-bearing.  The average amount of those reserve balances was approximately $1.8 million and $843,000 for the years ended September 30, 2011 and 2010, respectively.

(3)	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.  The amortized cost of securities and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2011:
Securities available for sale:
Agency bonds and notes	$12,762	$104	$-	$12,866
Agency mortgage-backed	17,719	590	-	18,309
Agency CMO	25,368	330	7	25,691
Privately-issued CMO	10,037	1,535	176	11,396
Municipal	37,344	2,915	-	40,259
Subtotal – debt securities	103,230	5,474	183	108,521
Equity securities	-	56	-	56
Total securities available for sale	$103,230	$5,530	$183	$108,577
Securities held to maturity:
Agency mortgage-backed	$2,337	$184	$-	$2,521
Municipal	7,169	-	-	7,169
Total securities held to maturity	$9,506	$184	$-	$9,690

September 30, 2010:
Securities available for sale:
Agency bonds and notes	$25,510	$196	$1	$25,705
Agency mortgage-backed	13,944	226	29	14,141
Agency CMO	22,325	224	61	22,488
Privately-issued CMO	10,342	2,418	72	12,688
Municipal	33,109	1,920	152	34,877
Subtotal – debt securities	105,230	4,984	315	109,899
Equity securities	-	77	-	77
Total securities available for sale	$105,230	$5,061	$315	$109,976
Securities held to maturity:
Agency mortgage-backed	$3,625	$211	$-	$3,836
Municipal	304	4	-	308
Total securities held to maturity	$3,929	$215	$-	$4,144

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(3 – continued)

The amortized cost and fair value of debt securities as of September 30, 2011 by contractual maturity are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due within one year	$55	$55	$498	$498
Due after one year through five years	1,416	1,455	2,699	2,699
Due after five years through ten years	4,724	5,126	2,162	2,162
Due after ten years	43,911	46,489	1,810	1,810
	50,106	53,125	7,169	7,619

Equity securities	-	56	-	-
Collateralized mortgage obligations	35,405	37,087	-	-
Mortgage-backed securities	17,719	18,309	2,337	2,521

	$103,230	$108,577	$9,506	$9,690

Information pertaining to securities with gross unrealized losses at September 30, 2011, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses

Securities available for sale:
Continuous loss position less than twelve months:
Agency CMO	2	$2,304	$(7)
Privately-issued CMO	4	772	(99)

Total less than twelve months	6	3,076	(106)

Continuous loss position more than twelve months:
Agency mortgage-backed	2	2	-
Privately-issued CMO	3	163	(77)

Total more than twelve months	5	165	(77)

Total securities available for sale	11	$3,241	$(183)

At September 30, 2011, the Company did not have any securities held to maturity with an unrealized loss.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(3 – continued)

The total available for sale debt securities in loss positions at September 30, 2011 have depreciated approximately 5.3% from the Bank’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 4.17% and a weighted-average coupon rate of 2.87%.

U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, in loss positions at September 30, 2011 had depreciated approximately 0.3% from the amortized cost basis.  All of the federal agency securities are backed by federal government agencies or government sponsored enterprises, or are secured by first mortgage loans.

At September 30, 2011, the seven privately-issued CMO securities in loss positions had depreciated approximately 15.8% from the amortized cost basis and include securities collateralized by home equity lines of credit or other mortgage-related loan products.  Five of these securities with fair values totaling $830,000 and unrealized losses of $145,000 at September 30, 2011 were rated below investment grade by a nationally recognized statistical rating organization.

The unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, it sponsored enterprises or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO portfolio each quarter using an independent third party analysis.  At September 30, 2011, the Company held twenty privately-issued CMO securities with an aggregate amortized cost of $6.0 million and fair value of $7.0 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.  Based on the independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO portfolio.  While management does not anticipate a credit-related impairment loss at September 30, 2011, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

During 2010 the Company recognized an other-than-temporary write-down charge to earnings of $60,000 representing the total amortized cost of a privately-issued asset-backed security.  The security was determined to be other-than-temporarily impaired because it matured during 2010 and the Company did not anticipate recovering its investment in the security.  No other-than-temporary write-down charges to earnings were recognized during 2011.

Certain available for sale debt securities were pledged under repurchase agreements during the years ended September 30, 2011 and 2010, and may be pledged to secure federal funds borrowings and Federal Home Loan Bank (“FHLB”) borrowings.  (see Notes 9, 10 and 11).

During the year ended September 30, 2011, the Company realized gross gains on sales of available for sale U.S. government agency mortgage-backed securities of $9,000, U.S. government agency notes of $27,000 and municipal bonds of $68,000.   The Company realized gross gains on sales of available for sale U.S. government agency mortgage-backed securities of $179,000 and gross losses on sales of available for sale U.S. government agency mortgage-backed securities of $26,000 for the year ended September 30, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(3 – continued)

During the years ended September 30, 2011 and 2010, U.S. government agency mortgage-backed securities with total amortized costs of $145,000 and $426,000, respectively, were transferred from held to maturity to the available for sale classification due to a change in management’s intent because of balance sheet management considerations.  A substantial portion of the principal outstanding at acquisition had been collected on each of the securities prior to the transfer.  The securities were sold upon transfer and a gross realized gain of $10,000 was recognized for the year ended September 30, 2011, and gross realized gains of $6,000 and a gross realized loss of $1,000 were recognized for the year ended September 30, 2010.

During the year ended September 30, 2011, municipal bonds with a total fair value at the date of transfer of $7.4 million were transferred from available for sale to the held to maturity classification due to a change in management’s intent because of balance sheet management considerations.

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2011 and 2010 consisted of the following:

(In thousands)	2011	2010

Real estate mortgage:
1-4 family residential	$169,353	$172,007
Multi-family residential	24,909	20,360
Commercial	73,513	53,869
Residential construction	8,002	15,867
Commercial construction	4,144	9,851
Land and land development	12,947	9,076
Commercial business loans	40,628	30,905
Consumer:
Home equity loans	15,210	16,335
Auto loans	9,827	13,405
Other consumer loans	4,514	7,030
Gross loans	363,047	348,705

Deferred loan origination fees and costs, net	558	778
Undisbursed portion of loans in process	(4,501)	(2,057)
Allowance for loan losses	(4,672)	(3,811)

Loans, net	$354,432	$343,615

Mortgage loans serviced for the benefit of others amounted to $241,000 and $514,000 at September 30, 2011 and 2010, respectively.  No mortgage servicing rights have been capitalized since the year ended September 30, 1999.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(4 – continued)

The following table provides the components of the recorded investment in loans for each portfolio class as of September 30, 2011:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$169,353	$73,513	$24,909	$7,645	$12,947	$40,628	$29,551	$358,546

Accrued interest receivable	622	335	84	18	59	148	116	1,382

Net deferred loan origination fees and costs	619	(34)	(3)	(6)	(6)	(44)	32	558

Recorded investment in loans	$170,594	$73,814	$24,990	$7,657	$13,000	$40,732	$29,699	$360,486

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$3,758	$1,133	$-	$174	$340	$2	$215	$5,622

Collectively evaluated for impairment	166,427	72,100	24,990	7,483	12,660	40,730	29,444	353,834

Acquired with deteriorated credit quality	769	581	-	-	-	-	40	1,390

Recorded investment in loans	$170,954	$73,814	$24,990	$7,657	$13,000	$40,732	$29,699	$360,846

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(4 – continued)

The following table provides the components of the recorded investment in loans for each portfolio class as of September 30, 2010:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$172,007	$53,869	$20,360	$23,661	$9,076	$30,905	$36,770	$346,648

Accrued interest receivable	766	330	91	124	46	137	152	1,646

Net deferred loan origination fees and costs	743	(20)	(18)	43	(4)	(19)	53	778

Recorded investment in loans	$173,516	$54,179	$20,433	$23,828	$9,118	$31,023	$36,975	$349,072

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,753	$843	$-	$490	$-	$207	$303	$4,596

Collectively evaluated for impairment	169,891	52,774	20,433	23,197	9,118	30,609	36,627	342,649

Acquired with deteriorated credit quality	872	562	-	141	-	207	45	1,827

Recorded investment in loans	$173,516	$54,179	$20,433	$23,828	$9,118	$31,023	$36,975	$349,072

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(4 – continued)

An analysis of the allowance for loan losses as of and for the year ended September 30, 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$1,242	$600	$369	$218	$62	$891	$429	$3,811
Provisions	163	782	235	(154)	(9)	506	82	1,605
Charge-offs	(651)	(68)	-	(8)	-	(86)	(287)	(1,100)
Recoveries	79	-	-	-	-	214	63	356

Ending balance	$833	$1,314	$604	$56	$53	$1,525	$287	$4,672

Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$84	$70	$-	$-	$-	$-	$31	$185

Collectively evaluated for impairment	749	1,244	604	56	53	1,525	256	4,487

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$833	$1,314	$604	$56	$53	$1,525	$287	$4,672

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(4 – continued)

An analysis of the allowance for loan losses as of and for the year ended September 30, 2010 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land &Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$1,493	$271	$-	$302	$258	$444	$927	$3,695
Provisions	15	329	369	(84)	(191)	1,411	(245)	1,604
Charge-offs	(334)	-	-	-	(5)	(964)	(340)	(1,643)
Recoveries	68	-	-	-	-	-	87	155

Ending balance	$1,242	$600	$369	$218	$62	$891	$429	$3,811

Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$273	$-	$-	$19	$-	$-	$37	$329

Collectively evaluated for impairment	969	600	369	199	62	891	392	3,482

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$1,242	$600	$369	$218	$62	$891	$429	$3,811

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(4 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2011.  The Company did not recognize any interest income on impaired loans for the year ended September 30, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$3,584	$3,953	$-	$2,690
Commercial real estate	898	899	-	950
Multifamily	-	-	-	-
Construction	174	174	-	279
Land and land development	340	346	-	295
Commercial business	2	2	-	62
Consumer	134	136	-	160

	$5,132	$5,510	$-	$4,436

Loans with an allowance recorded:
Residential real estate	$174	$175	$84	$409
Commercial real estate	235	235	70	351
Multifamily	-	-	-	-
Construction	-	-	-	84
Land and land development	-	-	-	-
Commercial business	-	-	-	3
Consumer	81	81	31	99

	$490	$491	$185	$946

Total:
Residential real estate	$3,758	$4,128	$84	$3,099
Commercial real estate	1,133	1,134	70	1,301
Multifamily	-	-	-	-
Construction	174	174	-	363
Land and land development	340	346	-	295
Commercial business	2	2	-	65
Consumer	215	217	31	259

	$5,622	$6,001	$185	$5,382

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(4 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2010.  The Company did not recognize any interest income on impaired loans for the year ended September 30, 2010.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$1,779	$1,899	$-	$2,444
Commercial real estate	843	843	-	1,074
Multifamily	-	-	-	-
Construction	349	358	-	228
Land and land development	-	-	-	180
Commercial business	207	207	-	861
Consumer	209	213	-	160

	$3,387	$3,520	$-	$4,947

Loans with an allowance recorded:
Residential real estate	$974	$965	$273	$403
Commercial real estate	-	-	-	-
Multifamily	-	-	-	-
Construction	141	141	19	105
Land and land development	-	-	-	-
Commercial business	-	-	-	-
Consumer	94	94	37	75

	$1,209	$1,200	$329	$583

Total:
Residential real estate	$2,753	$2,864	$273	$2,847
Commercial real estate	843	843	-	1,074
Multifamily	-	-	-	-
Construction	490	499	19	333
Land and land development	-	-	-	180
Commercial business	207	207	-	861
Consumer	303	307	37	235

	$4,596	$4,720	$329	$5,530

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans by class of loans at September 30, 2011 and 2010:

	At September 30, 2011			At September 30, 2010
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$3,758	$603	$4,361	$2,753	$602	$3,355
Commercial real estate	1,133	949	2,082	843	327	1,170
Multifamily	-	-	-	-	-	-
Construction	174	-	174	490	272	762
Land and land development	340	-	340	-	-	-
Commercial business	2	99	101	207	137	344
Consumer	215	61	276	303	62	365

Total	$5,622	$1,712	$7,334	$4,596	$1,400	$5,996

The following table presents the aging of the recorded investment in past due loans at September 30, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,145	$842	$2,213	$7,200	$163,754	$170,954
Commercial real estate	216	400	2,003	2,619	71,195	73,814
Multifamily	-	-	-	-	24,990	24,990
Construction	-	-	174	174	7,483	7,657
Land and land development	47	-	341	388	12,612	13,000
Commercial business	122	932	101	1,155	39,577	40,732
Consumer	246	274	147	667	29,032	29,699

Total	$4,776	$2,448	$4,979	$12,203	$348,643	$360,846

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(4 – continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of September 30, 2011, and based on the most recent analysis performed, the recorded investment in loans by risk category is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$157,240	$67,572	$22,699	$7,483	$12,223	$37,639	$28,869	$333,725
Special Mention	2,044	2,296	327	-	402	1,819	74	6,962
Substandard	10,696	3,711	1,964	174	375	1,272	650	18,842
Doubtful	974	235	-	-	-	2	106	1,317
Loss	-	-	-	-	-	-	-	-

Total	$170,954	$73,814	$24,990	$7,657	$13,000	$40,732	$29,699	$360,846

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(4 – continued)

Modification of a loan is considered to be a TDR if the debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider.  By granting the concession, the Company expects to obtain more cash or other value from the debtor, or to increase the probability of receipt, than would be expected by not granting the concession.  The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt.  A concession will be granted when, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest at the original stated rate.  A concession may also be granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt.  The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

Loans modified in a TDR may be placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of at least six consecutive months.

The following table summarizes the Company’s TDRs by class of loan and accrual status at September 30, 2011 and 2010.  There was no specific reserve included in the allowance for loan losses related to TDRs at September 30, 2011 and 2010.

	Accruing	Nonaccrual	Total
	(In thousands)
September 30, 2011:
Residential real estate	$1,499	$-	$1,499
Commercial real estate	812	-	812

Total	$2,311	$-	$2,311

September 30, 2010:
Residential real estate	$-	$385	$385
Commercial business	-	207	207

Total	$-	$592	$592

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(4 – continued)

The following table summarizes information in regard to TDRs that were restructured during the year ended September 30, 2011:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
		(In thousands)

Residential real estate	6	$1,361	$1,389
Commercial real estate	2	818	831

Total	8	$2,179	$2,220

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the state interest rate, extension of the maturity date, and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

The Company has not committed to lend any additional amounts as of September 30, 2011 and 2010 to customers with outstanding loans that are classified as TDRs.

During the year ended September 30, 2011, the Company had one TDR modified within the previous 12 months for which there was a payment default (defined as more than 90 days past due).  The loan was secured by residential real estate, and the collateral property was foreclosed upon subsequent to the default and a charge-off of $93,000 was recorded against the allowance for loan losses.

At September 30, 2011, residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $7.8 million, of which some do not have private mortgage insurance or government guaranty.

The Bank has entered into loan transactions with certain directors, officers and their affiliates (related parties).  In the opinion of management, such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than normal risk of collectability or present other unfavorable features.

The following is a summary of activity for related party loans for the years ended September 30, 2011 and 2010:

(In thousands)	2011	2010

Beginning balance	$6,434	$9,499
New loans and advances	1,763	402
Repayments	(1,099)	(3,174)
Reclassifications	(747)	(293)

Ending balance	$6,351	$6,434

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(5)	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

(In thousands)	2011	2010

Land and land improvements	$1,993	$1,974
Office buildings	9,449	8,663
Furniture, fixtures and equipment	3,163	3,068
	14,605	13,705

Less accumulated depreciation	4,161	4,213

Totals	$10,444	$9,492

Depreciation expense of $610,000 and $878,000 was recognized for the years ended September 30, 2011 and 2010, respectively.

On December 22, 2011, the Company acquired a 4.077-acre parcel of land in New Albany, Indiana for $2.97 million. The Bank has filed an application with the Office of the Comptroller of the Currency (“OCC”) to develop the land for retail purposes through its subsidiary, FFCC. The retail development may include a future branch location, but the Bank has not yet filed an application with the OCC seeking approval to locate a branch on the site.

(6)	FORECLOSED REAL ESTATE

At September 30, 2011 and 2010, the Bank had foreclosed real estate held for sale of $1.0 million and $1.3 million, respectively.  During the years ended September 30, 2011 and 2010, foreclosure losses in the amount of $572,000 and $269,000, respectively, were charged-off to the allowance for loan losses.  The losses on subsequent write downs of foreclosed real estate amounted to $229,000 and $106,000 for the years ended September 30, 2011 and 2010, respectively, and were aggregated with realized gains and losses from the sale of foreclosed real estate, and real estate taxes and other expenses of holding foreclosed real estate.  Net realized losses from the sale of foreclosed real estate amounted to $20,000 for the year ended September 30, 2011 and net realized gains from the sale of foreclosed real estate amounted to $87,000 for the year ended September 30, 2010.  Real estate taxes and other expenses of holding foreclosed real estate, net of income received from the operation of foreclosed real estate properties, amounted to $157,000 and $130,000 for the years ended September 30, 2011 and 2010, respectively.  The net loss is reported in noninterest expense.  Realized gains from the sale of foreclosed real estate totaling $51,000 for each of the years ended September 30, 2011 and 2010 were deferred because the sales were financed by the Bank and did not qualify for recognition under generally accepted accounting principles.  At September 30, 2011 and 2010, aggregate deferred gains on the sale of foreclosed real estate financed by the Bank amounted to $119,000 and $101,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(7)	GOODWILL AND OTHER INTANGIBLES

Goodwill and the core deposit intangible acquired in the acquisition of Community First Bank (“Community First”) on September 30, 2009 is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value.  No impairment of goodwill or the core deposit intangible was recognized during 2011 or 2010.

The changes in the carrying amount of goodwill for the years ended September 30, 2011 and 2010 are summarized as follows:

(In thousands)	2011	2010

Beginning balance	$5,940	$5,882
Additional consideration related to Community First acquisition	-	58

Ending balance	$5,940	$5,940

The following is a summary of other intangible assets subject to amortization:

(In thousands)	2011	2010

Core deposit intangible acquired in Community First acquisition	$2,447	$2,741
Less accumulated amortization	(293)	(294)

Ending balance	$2,154	$2,447

Amortization expense of intangibles amounted to $293,000 and $294,000 for the years ended September 30, 2011 and 2010, respectively.  Estimated amortization expense for the core deposit intangible acquired in the acquisition of Community First for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)

2012	$294
2013	294
2014	294
2015	294
2016	294
2017 and thereafter	684
Total	$2,154

(8)	DEPOSITS

The aggregate amount of time deposit accounts (certificates of deposit) with balances of $100,000 or more was $53.1 million and $52.4 million at September 30, 2011 and 2010, respectively.

At September 30, 2011, scheduled maturities of certificates of deposit were as follows:

Years ending September 30:	(In thousands)

2012	$137,247
2013	19,837
2014	11,738
2015	11,408
2016 and thereafter	24,467

Total	$204,697

The Bank held deposits of $3.4 million and $4.5 million for related parties at September 30, 2011 and 2010, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(9)	FEDERAL FUNDS PURCHASED

On September 6, 2011, the Bank entered into a federal funds purchased line of credit facility with another financial institution that established a line of credit not to exceed the lesser of $10 million or 25% of the Bank’s equity capital excluding reserves.  Availability under the line of credit is subject to continued borrower eligibility and expires on June 30, 2012 unless it is extended.  The line of credit is intended to support short-term liquidity needs, and the agreement states that the Bank may borrow under the facility for up to seven consecutive days without pledging collateral to secure the borrowing.  At September 30, 2011, the Bank had no outstanding federal funds purchased under the facility.

(10)	REPURCHASE AGREEMENTS

Repurchase agreements include retail repurchase agreements representing overnight borrowings from deposit customers and long-term repurchase agreements with broker-dealers.

Repurchase agreements are summarized as follows:

	2011		2010
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount

Retail repurchase agreements	0.63%	$1,321	0.63%	$1,312

Broker-dealer repurchase agreements:
Long-term agreements:
Maturing November 2011	1.60%	10,049	1.60%	10,342
Maturing December 2011	1.65%	5,033	1.65%	5,167

Total repurchase agreements		$16,403		$16,821

The debt securities underlying the retail repurchase agreements were under the control of the Bank at September 30, 2011 and 2010.  The securities underlying the broker-dealer repurchase agreements were delivered to the broker-dealer who arranged the transactions.

Information concerning borrowings under retail repurchase agreements as of and for the years ended September 30, 2011 and 2010 is summarized as follows:

(Dollars in thousands)	2011	2010

Weighted average interest rate during the year	0.63%	0.50%
Average balance during the year	$1,316	$1,308
Maximum month-end balance during the year	1,321	1,312

Available for sale debt securities underlying the agreements at September 30:

Amortized cost	$2,565	$2 500
Fair value	2,599	2 530

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(10 – continued)

Information concerning borrowings under repurchase agreements with broker-dealers as of and for the years ended September 30, 2011 and 2010 is summarized as follows:

(Dollars in thousands)	2011	2010

Weighted average interest rate during the year	2.07%	2.10%
Average balance during the year	$15,312	$15,722
Maximum month-end balance during the year	15,473	15,899

Available for sale debt securities underlying the agreements at September 30:

Amortized cost	$16,184	$15,939
Fair value	16,678	16,233

Interest expense on repurchase agreements for the years ended September 30, 2011 and 2010 is summarized as follows:

(In thousands)	2011	2010

Broker-dealer repurchase agreements	$317	$331
Retail repurchase agreements	8	6

Total	$325	$337

(11)	BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2011 and 2010 borrowings from the FHLB were as follows:

	2011		2010
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount

Advances maturing in:
2011	-%	$-	0.56%	$27,025
2012	0.32%	15,000	-%	-
2013	2.34%	18,137	3.04%	13,212
2015	2.66%	20,000	2.66%	20,000

Total advances		53,137		60,237

Line of credit balance	-%	-	0.47%	6,922

Total borrowings from Federal Home Loan Bank		$53,137		$67,159

Interest expense on borrowings from the FHLB amounted to $1.1 million and $1.0 million for the years ended September 30, 2011 and 2010, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(11 – continued)

The Bank entered into an Advances, Pledge and Security Agreement with the Federal Home Loan Bank of Indianapolis (“FHLBI”), allowing the Bank to initiate advances from the FHLBI.  The advances are secured under a blanket collateral agreement.  At September 30, 2011 and 2010, the eligible blanket collateral included residential mortgage loans with carrying values of $161.9 million and $176.1 million, respectively.  No securities were specifically pledged at September 30, 2011 or September 30, 2010.

On August 3, 2011, the Bank entered into an Overdraft Line of Credit Agreement with the FHLBI which established a line of credit not to exceed $10.0 million secured under the blanket collateral agreement.  This agreement expires on February 3, 2012.  At September 30, 2011, there were no borrowings outstanding under this agreement.

(12)	DEFERRED COMPENSATION PLANS

The Bank has deferred compensation agreements with former officers who are receiving benefits under these agreements.  The agreements provide for the payment of specific benefits following retirement.  Deferred compensation expense was $23,000 and $24,000 for the years ended September 30, 2011 and 2010, respectively.

The Company has a directors’ deferred compensation plan whereby a director, at his election, defers a portion of his monthly director fees into an account with the Company.  The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%.  The deferral period extends to the director’s normal retirement age of 70.  The benefits under the plan are payable for a period of fifteen years following normal retirement, however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death.  Deferred compensation expense for this plan was $104,000 and $98,000 for the years ended September 30, 2011 and 2010, respectively.

(13)	BENEFIT PLANS

Defined Benefit Plan:

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

Effective June 30, 2008, the Bank curtailed the accrual of benefits for active participants in the Plan.  As a result of the curtailment, each active participant’s pension benefit was determined based on the participant’s compensation and duration of employment as of June 30, 2008, and compensation and employment after that date was not taken into account in determining pension benefits under the Plan.  In April 2010, the Bank received a favorable determination letter from the Internal Revenue Service to terminate the Plan.  The termination of the Plan and the settlement of the Plan obligations resulted in the allocation of excess Plan assets to the active Plan participants in April 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(13 – continued)

The following table sets forth the reconciliations of the benefit obligation, the fair value of plan assets, and the funded status of the Bank’s plan as of and for the year ended September 30, 2010:

(In thousands)	2010

Change in projected benefit obligation:
Balance at beginning of year	$4,923
Interest cost	149
Actuarial loss	905
Benefits paid prior to settlement	(89)
Net settlement of benefit obligation	(5,888)

Balance at end of year	$-

Change in plan assets:
Fair value of plan assets at beginning of year	$6,412
Actual return on plan assets	60
Administrative expenses	(112)
Benefits paid	(6,360)

Fair value of plan assets at end of year	$-

Funded status	$-

Components of net periodic benefit expense for the year ended September 30, 2010 are as follows.  No net periodic benefit expense was recognized for the year ended September 30, 2011.

(In thousands)

Net periodic benefit expense:
Interest cost on projected benefit obligation	$149
Expected return on plan assets	(72)
Amortization of unrecognized gain	(2)
Net loss on settlement	705

Net periodic benefit expense	$780

The following are the weighted average assumptions used to determine the net periodic benefit cost for the year ended September 30, 2010.

2010

Discount rate	5.25%
Rate of compensation increase	0.00%
Expected long-term return on plan assets	2.25%

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(13 – continued)

The expected long-term return on plan assets assumption was based on a periodic review and modeling of the plan’s asset allocation and liability structure over a long-term horizon.  Expectations of returns on each asset class are the most important of the assumptions used in the review and modeling and were based on reviews of historical data.  The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits were payable to plan participants.

The plan’s asset allocation for 2010 was 100% investment in bank deposits until the termination and final settlement occurred in April 2010.  Bank deposits include time and demand deposit liabilities of the Bank.

The plan’s investment policy included guidelines and procedures designed to ensure assets were invested in a manner necessary to meet the expected future benefits earned by participants. The investment guidelines considered a broad range of economic conditions.  The objective was to maintain investment portfolios that limited risk through prudent asset allocation parameters, achieve asset returns that met or exceeded the plan’s actuarial assumptions, and achieve asset returns that were competitive with like institutions employing similar investment strategies. The Bank periodically reviewed the investment policy.  The policy was established and administered in a manner so as to comply at all times with applicable government regulations.

The Bank made no contributions to the defined benefit pension plan for the years ended September 30, 2011 and 2010.

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees.  The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k).  Company contributions to the plan amounted to $285,000 and $186,000 for the years ended September 30, 2011 and 2010, respectively.

Employee Stock Ownership Plan:

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees.  The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company.  The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions.  Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts.  Dividends payable on unallocated shares are not considered dividends for financial reporting purposes.  Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan.  Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity.  Compensation expense recognized for the years ended September 30, 2011 and 2010 amounted to $240,000 and $328,000, respectively.  The fair value of unearned ESOP shares was $2.1 million at September 30, 2011.  Company common stock held by the ESOP trust at September 30, 2011 was as follows:

Allocated shares	69,016
Unearned shares	134,347
Total ESOP shares	203,363

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(14)	STOCK BASED COMPENSATION PLANS

In December 2009, the Company adopted the 2010 Equity Incentive Plan (“Plan”), which the Company’s shareholders approved in February 2010.  The Plan provides for the award of stock options, restricted shares and performance shares.  The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 355,885 shares.  The Company may grant both non-statutory and statutory (i.e., incentive) stock options that may not have a term exceeding ten years.  An award of a performance share is a grant of a right to receive shares of the Company’s common stock contingent upon the achievement of specific performance criteria or other objectives set at the grant date.  Awards granted under the Plan may be granted either alone, in addition to, or in tandem with any other award granted under the Plan.  The terms of the Plan include a provision whereby all unearned options and shares become immediately exercisable and fully vested upon a change in control.

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million.  These acquired common shares were granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million.  The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital.  The vesting period of the restricted stock is five years beginning one year after the date of grant of the awards.  Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  Compensation expense related to restricted stock recognized for the years ended September 30, 2011 and 2010 amounted to $260,000 and $145,000, respectively.  A summary of the Company’s nonvested restricted shares for the year ended September 30, 2011 is as follows:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	98,092	$13.25
Granted	-	-
Vested	(19,622)	13.25
Forfeited	-	-

Nonvested at end of year	78,470	$13.25

The total fair value of restricted shares that vested during the year ended September 30, 2011 was $318,000.  At September 30, 2011, there was $942,000 of total unrecognized compensation expense related to nonvested restricted shares.  The compensation expense is expected to be recognized over the remaining vesting period of 3.6 years.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(14 - continued)

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

The fair value of options granted was determined using the following assumptions:

Expected dividend yield	4.53%
Risk-free interest rate	2.82%
Expected volatility	30.00%
Expected life of options	7.5 years
Weighted average fair value at grant date	$3.09

A summary of stock option activity under the plan as of September 30, 2011, and changes during the year then ended is presented below.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of year	254,204	$13.25
Granted	-	-
Exercised	8,972	$13.25
Forfeited or expired	-	-

Outstanding at end of year	245,232	$13.25	8.6	$552,000

Exercisable at end of year	49,050	$13.25	8.6	$110,000

The Company recognized compensation expense related to stock options of $177,000 and $59,000 for the years ended September 30, 2011 and 2010, respectively.  At September 30, 2011, there was $549,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period of 3.6 years.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(15)	INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns.  The components of the consolidated income tax expense were as follows for the years ended September 30, 2011 and 2010:

(In thousands)	2011	2010

Current	$1,092	$557
Tax benefit allocated to additional paid-in
capital related to equity incentive plan	22	-
Deferred	565	251

Income tax expense	$1,679	$808

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 34 percent follows for the years ended September 30, 2011 and 2010:

(In thousands)	2011	2010

Provision at federal statutory rate	$1,935	$1,169
State income tax-net of federal tax benefit	138	25
Tax-exempt interest income	(381)	(292)
Increase in cash value of life insurance	(106)	(87)
Other	93	(7)

Income tax expense	$1,679	$808

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$1,884	$1,403
Acquisition purchase accounting adjustments	551	1,178
Charitable contributions carryover	231	348
Deferred compensation plans	237	239
Equity incentive plans	60	44
Other-than-temporary impairment loss on
available for sale securities	24	79
Valuation allowance on foreclosed real estate
and repossessed assets	62	49
Deferred gain on sales of foreclosed real estate	46	-
State net operating loss and credit carryforwards	-	87
Accrued severance expense payable	-	83
Other	99	40
Deferred tax assets	3,194	3,550

Deferred tax liabilities:
Unrealized gain on securities available for sale	(1,846)	(1,787)
Accumulated depreciation	(697)	(540)
Deferred loan fees and costs, net	(215)	(300)
Federal Home Loan Bank stock dividends	(133)	(137)
Section 481 adjustment for bad debt recapture	(140)	-
Deferred tax liabilities	(3,031)	(2,764)

Net deferred tax asset	$163	$786

The Company has charitable contributions carryovers of $680,000 available to reduce federal taxable income in subsequent years.  The charitable contribution carryovers expire during the year ending September 30, 2014.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(15 - continued)

At September 30, 2011 and 2010, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months.   The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations.  The Company files U.S. federal income tax returns and Indiana state income tax returns.  Returns filed in these jurisdictions for tax years ended on or after September 30, 2008 are subject to examination by the relevant taxing authorities.

Prior to October 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations.  Retained earnings at September 30, 2011 and 2010 include $4.6 million of cumulative deductions for which no deferred federal income tax liability has been recorded.  Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate.  The unrecorded deferred liability on these amounts was $1.5 million at September 30, 2011 and 2010.

Federal legislation enacted in 1996 repealed the use of the qualified thrift reserve method of accounting for bad debts for tax years beginning after December 31, 1995.  As a result, the Bank discontinued the calculation of the annual addition to the statutory bad debt reserve using the percentage-of-taxable-income method and adopted the experience reserve method for banks for tax years through September 30, 2010.  Under this method, the Bank computed its federal tax bad debt deduction based on actual loss experience over a period of years.  Beginning with its tax year ended September 30, 2011, the Bank is required to use the specific charge-off method to compute its federal tax bad debt deduction.  The 1996 legislation also provided that the Bank will not be required to recapture its pre-1988 statutory bad debt reserves if it ceases to meet the qualifying thrift definitional tests and if the Bank continues to qualify as a “bank” under existing provisions of the Internal Revenue Code.

(16)	COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the accompanying consolidated financial statements.

Commitments under outstanding standby letters of credit totaled $932,000 at September 30, 2011.

The following is a summary of the commitments to extend credit at September 30, 2011 and 2010:

(In thousands)	2011	2010
Loan commitments:
Fixed rate	$2,274	$3,329
Adjustable rate	776	2,819

Unused lines of credit on credit cards	-	2,070
Undisbursed portion of home equity lines of credit	18,029	19,547
Undisbursed portion of commercial
and personal lines of credit	16,797	18,039
Undisbursed portion of construction loans in process	4,501	2,057

Total commitments to extend credit	$42,377	$47,861

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(17)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments (see Note 16).  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

The Bank has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2011 or 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(18)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments at September 30, 2011 and 2010.

	2011		2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$18,099	$18,099	$10,184	$10,184
Interest-bearing deposits in banks	9,104	9,104	1,094	1,094
Securities available for sale	108,577	108,577	109,976	109,976
Securities held to maturity	9,506	9,690	3,929	4,144

Loans, net	354,432	366,803	343,615	357,508

Mortgage loans held for sale	-	-	1,884	1,884
Federal Home Loan Bank stock	4,400	4,400	4,170	4,170
Accrued interest receivable	2,198	2,198	2,392	2,392

Financial liabilities:
Deposits	387,626	394,303	366,161	371,869
Short-term repurchase agreements	16,403	16,457	1,312	1,312
Long-term repurchase agreements	-	-	15,509	15,602
Borrowings from Federal Home
Loan Bank	53,137	54,534	67,159	68,531
Accrued interest payable	399	399	427	427
Advance payments by borrowers
for taxes and insurance	330	330	252	252

Derivative financial instruments
included in other assets:
Interest rate cap	50	50	77	77

Off-balance-sheet financial instruments:
Asset related to commitments to
extend credit	-	37	-	47

The carrying amounts in the preceding table are included in the consolidated balances sheets under the applicable captions.  The contract or notional amounts of the Bank’s financial instruments with off-balance-sheet risk are disclosed in Note 16.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(18 - continued)

Debt and Equity Securities

For marketable equity securities, the fair values are based on quoted market prices.  For debt securities, the Company obtains fair value measurements from an independent pricing service and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.  For FHLB stock, a restricted equity security, the carrying amount is a reasonable estimate of fair value because it is not marketable.

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

Borrowed Funds

Borrowed funds include borrowings from the FHLB and repurchase agreements.  Fair value for FHLB advances and long-term repurchase agreements is estimated by discounting the future cash flows at current interest rates for FHLB advances of similar maturities.  For short-term repurchase agreements and FHLB line of credit borrowings, the carrying value is a reasonable estimate of fair value.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(19)	FAIR VALUE MEASUREMENTS

FASB ASC Topic 820, Fair Value Measurements, provides the framework for measuring fair value.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under FASB ASC Topic 820 are described as follows:

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value.  The tables below present the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2011 and 2010.  The Company had no liabilities measured at fair value as of September 30, 2011 and 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(19 - continued)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2011:
Assets Measured - Recurring Basis
Securities available for sale:
Agency bonds and notes	$-	$12,866	$-	$12,866
Agency mortgage-backed	-	18,309	-	18,309
Agency CMO	-	25,691	-	25,691
Privately-issued CMO	-	11,396	-	11,396
Municipal	-	40,259	-	40,259
Equity securities	56	-	-	56
Total securities available for sale	$56	$108,521	$-	$108,577

Interest rate cap	$-	$50	$-	$50

Assets Measured - Nonrecurring Basis
Impaired loans	$-	$5,437	$-	$5,437
Foreclosed real estate	-	1,028	-	1,028

September 30, 2010:
Assets Measured - Recurring Basis
Securities available for sale:
Agency bonds and notes	$-	$25,705	$-	$25,705
Agency mortgage-backed	-	14,141	-	14,141
Agency CMO	-	22,488	-	22,488
Privately-issued CMO and ABS	-	12,688	-	12,688
Municipal	-	34,877	-	34,877
Equity securities	77	-	-	77
Total securities available for sale	$77	$109,899	$-	$109,976

Interest rate cap	$-	$77	$-	$77

Assets Measured - Nonrecurring Basis
Impaired loans	-	4,267	$-	$4,267
Loans held for sale	-	1,884	-	1,884
Foreclosed real estate	-	1,331	-	1,331

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(19 - continued)

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

There were no transfers in or out of Level 3 financial assets or liabilities for the years ended September 30, 2011 or 2010.  In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2011 or 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(20)	DERIVATIVE INSTRUMENTS

The Company has an interest rate cap contract that is not designated as a hedge.  Realized and unrealized gains and losses on derivatives not designated for hedge accounting are recognized in noninterest income.  The following is a summary of the terms of the interest rate cap contract reported in the consolidated balance sheet in other assets at September 30, 2011:

Strike	Remaining	Notional	Purchase	Unrealized	Fair
Rate	Term	Amount	Premium	Loss	Value
(Dollars in thousands)

7.50%	5.8 years	$10,000	$150	$100	$50

The notional amounts of derivatives do not represent amounts exchanged by the parties, but provide the basis for calculating payments.  For interest rate caps, the notional amounts are not a measure of exposure to credit or market risk.  Counterparties to financial instruments expose the Company to credit-related losses in the event of nonperformance, but the Company does not expect any counterparties to fail to meet their obligations.  The Company deals only with highly rated counterparties.  The current credit exposure of derivatives is represented by the fair value of contracts at the reporting date. (Also see Note 18)

(21)	STOCKHOLDERS’ EQUITY

Liquidation Account

Upon completion of its conversion from mutual to stock form on October 6, 2008, the Bank established a liquidation account in an amount equal to its retained earnings at March 31, 2008, totaling $29.3 million.  The liquidation account is maintained for the benefit of depositors as of the March 31, 2007 eligibility record date (or the June 30, 2008 supplemental eligibility record date) who maintain their deposits in the Bank after conversion.

In the event of complete liquidation, and only in such an event, each eligible depositor is entitled to receive a liquidation distribution from the liquidation account in the proportionate amount of the then current adjusted balance for deposits held, before any liquidation distribution may be made with respect to the stockholders.  Except for the repurchase of stock and payment of dividends by the Bank, the existence of the liquidation account does not restrict the use or application of retained earnings of the Bank.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(22)	PREFERRED STOCK

On August 11, 2011, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the United States Department of the Treasury, pursuant to which the Company issued 17,120 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $17,120,000. The Purchase Agreement was entered into, and the Series A Preferred Stock was issued, pursuant to the Small Business Lending Fund (“SBLF”) program, a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to nine 9.0%.  Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%.  Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the second dividend period, the dividend rate for the second dividend period ending December 31, 2011 will be 1.0%.

The Series A Preferred Stock is non-voting, except in limited circumstances. In the event that the Company fails to timely make five dividend payments, whether or not consecutive, the holder of the Series A Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s board of directors.  In the event that the Company fails to timely make six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the Series A Preferred Stock is at least $25,000,000, then the holder of the Series A Preferred Stock will have the right to designate and appoint two directors to the Company’s board of directors.

The Series A Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of one hundred percent (100%) of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

The Series A Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register the Series A Preferred Stock under certain circumstances set forth in Annex E to the Purchase Agreement. The Series A Preferred Stock is not subject to any contractual restrictions on transfer.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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

The payment of dividends by the Bank is subject to regulation by the OCC.  The Bank may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause the regulatory capital of the Bank to be reduced below regulatory capital requirements imposed by the OCC or below the amount of the liquidation account established upon completion of the conversion.

(24)	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the OCC.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined).  Management believes, as of September 30, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2011, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the institution’s category.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(24 - continued)

The Bank’s actual capital amounts and ratios are also presented in the table.  No amount was deducted from capital for interest-rate risk in either year.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2011:

Total capital (to risk
weighted assets)	$63,838	17.52%	$29,148	8.00%	$36,435	10.00%

Tier I capital (to risk
weighted assets)	$59,352	16.29%	N/A		$21,861	6.00%

Tier I capital (to adjusted
total assets)	$59,352	11.34%	$20,926	4.00%	$26,158	5.00%

Tangible capital (to
adjusted total assets)	$59,352	11.34%	$7,847	1.50%	N/A

As of September 30, 2010:

Total capital (to risk
weighted assets)	$42,413	12.77%	$26,563	8.00%	$33,204	10.00%

Tier I capital (to risk
weighted assets)	$38,931	11.72%	N/A		$19,923	6.00%

Tier I capital (to adjusted
total assets)	$38,931	7.84%	$19,870	4.00%	$24,838	5.00%

Tangible capital (to
adjusted total assets)	$38,931	7.84%	$7,451	1.50%	N/A

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(25)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The Company had no dilutive potential common shares outstanding for the year ended September 30, 2010.  Earnings per share information is presented below for the years ended September 30, 2011 and 2010.

(In thousands, except for share and per share data)	Years Ended September 30,
	2011	2010
Basic:
Earnings:
Net income	$4,014	$2,629
Less: Preferred stock dividends declared	(115)	-

Net income available to common shareholders	$3,899	$2,629

Shares:
Weighted average common shares outstanding	2,144,141	2,244,643

Net income per common share, basic	$1.82	$1.17

Diluted:
Earnings:
Net income	$4,014	$2,629
Less: Preferred stock dividends declared	(115)	-

Net income available to common shareholders	$3,899	$2,629

Shares:
Weighted average common shares outstanding	2,144,141	2,244,643
Add: Dilutive effect of outstanding options	32,273	-
Add: Dilutive effect of restricted stock	13,058	-

Weighted average common shares outstanding, as adjusted	2,189,472	2,244,643

Net income per common share, basic	$1.78	$1.17

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(26)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets (In thousands)
	As of September 30,
	2011	2010
Assets:
Cash and interest bearing deposits	$5,194	$3,693
Other assets	817	1,254
Investment in subsidiaries	70,800	50,276
	$76,811	$55,223

Liabilities and Equity:
Accrued expenses	$210	$72
Stockholders' equity	76,601	55,151
	$76,811	$55,223

Statements of Income (In thousands)
	Years Ended September 30,
	2011	2010

Other operating expenses	$(983)	$(865)

Loss before income taxes and equity in
undistributed net income of subsidiaries	(983)	(865)

Income tax benefit	277	301

Loss before equity in undistributed net
income of subsidiaries	(706)	(564)

Equity in undistributed net income of subsidiaries	4,720	3,193

Net income	$4,014	$2,629

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(26 - continued)

Statements of Cash Flows
(In thousands)
	Years Ended September 30,
	2011	2010
Operating Activities:
Net income	$4,014	$2,629
Adjustments to reconcile net income to cash provided by
(used in) operating activities:
Equity in undistributed net income of subsidiaries	(4,720)	(3,193)
ESOP and stock compensation expense	677	532
Net change in other assets and liabilities	497	(353)
Net cash provided by (used in) operating activities	468	(385)

Financing Activities:
Proceeds from issuance of preferred stock	17,120	-
Investment in Bank	(15,408)	-
Exercise of stock options	46	-
Purchase of treasury stock	(725)	(1,329)
Purchase of common shares for restricted stock grants	-	(1,388)
Dividends paid	-	(193)
Net cash provided by (used in) financing activities	1,033	(2,910)

Net increase (decrease) in cash and interest bearing deposits	1,501	(3,295)

Cash and interest bearing deposits at beginning of year	3,693	6,988

Cash and interest bearing deposits at end of year	$5,194	$3,693

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(27)	CONCENTRATION OF CREDIT RISK

At September 30, 2011, the Bank had a concentration of credit risk with a correspondent bank in excess of the federal deposit insurance limit of $1.5 million.  At September 30, 2010, demand deposits due from correspondent banks were fully insured under the Federal Deposit Insurance Corporation’s Temporary Transaction Account Guarantee Program.

(28)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(In thousands)	2011	2010

Cash payments for:

Interest	$6,448	$8,168
Taxes	1,288	521

Non-cash investing activities:

Transfers from loans to foreclosed real estate	1,903	1,075
Proceeds from sales of foreclosed real estate
financed through loans	774	405
Transfer of securities from held to maturity to
available for sale	145	426
Transfer of securities from available for sale to
held to maturity	7,388	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

(29)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In thousands, except for per share data)	Quarter	Quarter	Quarter	Quarter

September 30, 2011:

Interest income	$6,500	$6,405	$6,592	$6,486
Interest expense	1,423	1,336	1,327	1,299
Net interest income	5,077	5,069	5,265	5,187
Provision for loan losses	352	287	435	531
Net interest income after
provision for loan losses	4,725	4,782	4,830	4,656
Noninterest income	854	630	792	732
Noninterest expenses	4,038	4,033	4,056	4,181
Income before income taxes	1,541	1,379	1,566	1,207
Income tax expense	457	409	443	370

Net income	1,084	970	1,123	837

Less: Preferred stock dividends declared	-	-	-	115

Net income available to common shareholders	$1,084	$970	$1,123	$722

Net income per common share, basic	$0.50	$0.46	$0.53	$0.34

Net income per common share, diluted	$0.50	$0.44	$0.51	$0.33

September 30, 2010:

Interest income	$6,595	$6,526	$6,541	$6,600
Interest expense	1,667	1,511	1,475	1,464
Net interest income	4,928	5,015	5,066	5,136
Provision for loan losses	358	588	300	358
Net interest income after
provision for loan losses	4,570	4,427	4,766	4,778
Noninterest income	725	537	739	915
Noninterest expenses	3,965	4,043	4,922	5,090
Income before income taxes	1,330	921	583	603
Income tax expense	438	221	83	66

Net income	$892	$700	$500	$537

Net income per common share, basic	$0.38	$0.31	$0.23	$0.25

Net income per common share, diluted	$0.38	$0.31	$0.23	$0.25