Form 10-Q
period 2011-12-31
First Savings Financial Group Inc
filed 2012-02-14
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to _____________________

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2012 was 2,364,107.

FIRST SAVINGS FINANCIAL GROUP, INC.

INDEX

		Page
Part I	Financial Information

	Item 1. Financial Statements

	Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011 (unaudited)	3

	Consolidated Statements of Income for the three months ended December 31, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months ended December 31, 2011 and 2010 (unaudited)	5

	Consolidated Statement of Changes in Stockholders’ Equity for the three months ended December 31, 2011 (unaudited)	6

	Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8-37

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38-45

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	46-47

	Item 4. Controls and Procedures	48

Part II	Other Information

	Item 1. Legal Proceedings	49

	Item 1A. Risk Factors	49

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

	Item 3. Defaults Upon Senior Securities	50

	Item 4. Mine Safety Disclosures	50

	Item 5. Other Information	50

	Item 6. Exhibits	50

Signatures		51

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
(In thousands, except share and per share data)	2011	2011

ASSETS
Cash and due from banks	$10,562	$18,099
Interest-bearing deposits with banks	5,764	9,104
Total cash and cash equivalents	16,326	27,203

Securities available for sale, at fair value	119,674	108,577
Securities held to maturity	9,154	9,506

Loans held for sale	252	-
Loans, net	355,414	354,432

Federal Home Loan Bank stock, at cost	4,900	4,400
Premises and equipment	13,645	10,444
Foreclosed real estate	1,502	1,028
Accrued interest receivable:
Loans	1,447	1,382
Securities	1,101	816
Cash surrender value of life insurance	8,625	8,548
Goodwill	5,940	5,940
Core deposit intangible	2,080	2,154
Other assets	2,179	2,656

Total Assets	$542,239	$537,086

LIABILITIES
Deposits:
Noninterest-bearing	$31,709	$33,426
Interest-bearing	337,912	354,200
Total deposits	369,621	387,626

Repurchase agreements	1,323	16,403
Borrowings from Federal Home Loan Bank	91,806	53,137
Accrued interest payable	313	399
Advance payments by borrowers for taxes and insurance	203	330
Accrued expenses and other liabilities	1,749	2,590
Total Liabilities	465,015	460,485

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued 17,120 shares; aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares	25	25
Additional paid-in capital	41,790	41,729
Retained earnings - substantially restricted	36,668	35,801
Accumulated other comprehensive income	3,040	3,354
Unearned ESOP shares	(1,307)	(1,343)
Unearned stock compensation	(877)	(942)
Less treasury stock, at cost - 177,935 shares (172,333 shares at September 30, 2011)	(2,115)	(2,023)
Total Stockholders' Equity	77,224	76,601

Total Liabilities and Stockholders' Equity	$542,239	$537,086

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In thousands, except per share data)	2011	2010

INTEREST INCOME
Loans, including fees	$5,173	$5,254
Securities:
Taxable	881	1,046
Tax-exempt	272	169
Dividend income	30	28
Interest-bearing deposits with banks	4	3
Total interest income	6,360	6,500

INTEREST EXPENSE
Deposits	911	1,061
Repurchase agreements	60	80
Borrowings from Federal Home Loan Bank	271	282
Total interest expense	1,242	1,423

Net interest income	5,118	5,077
Provision for loan losses	319	352

Net interest income after provision for loan losses	4,799	4,725

NONINTEREST INCOME
Service charges on deposit accounts	301	361
Net gain on sales of securities available for sale	-	68
Unrealized gain (loss) on derivative contract	(8)	45
Net gain on sales of loans	34	106
Increase in cash surrender value of life insurance	77	80
Commission income	59	33
Other income	209	161
Total noninterest income	672	854

NONINTEREST EXPENSE
Compensation and benefits	2,084	2,200
Occupancy and equipment	498	445
Data processing	301	285
Advertising	279	92
Professional fees	182	120
FDIC insurance premiums	85	134
Net loss on foreclosed real estate	27	42
Other operating expenses	779	720
Total noninterest expense	4,235	4,038
Income before income taxes	1,236	1,541
Income tax expense	326	457
Net Income	910	1,084

Preferred stock dividends declared	43	-
Net Income Available to Common Shareholders	$867	$1,084

Net income per common share:
Basic	$0.40	$0.50
Diluted	$0.39	$0.50

Weighted average common shares outstanding:
Basic	2,154,339	2,156,683
Diluted	2,211,424	2,180,418

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2011	2010

Net Income	$910	$1,084

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains on securities available for sale:
Unrealized holding losses arising during the period	(521)	(2,403)
Income tax benefit	207	817
Net of tax amount	(314)	(1,586)

Less: reclassification adjustment for realized
gains included in net income	-	(68)
Income tax expense	-	23
Net of tax amount	-	(45)

Other Comprehensive Loss	(314)	(1,631)

Comprehensive Income (Loss)	$596	$(547)

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Balances at September 30, 2011	$-	$25	$41,729	$35,801	$3,354	$(2,285)	$(2,023)	$76,601

Net income	-	-	-	910	-	-	-	910

Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	-	-	-	-	(314)	-	-	(314)

Preferred stock dividends declared	-	-	-	(43)	-	-	-	(43)

Stock compensation expense	-	-	37	-	-	65	-	102

Shares released by ESOP trust	-	-	24	-	-	36	-	60

Purchase of 5,602 treasury shares	-	-	-	-	-	-	(92)	(92)

Balances at December 31, 2011	$-	$25	$41,790	$36,668	$3,040	$(2,184)	$(2,115)	$77,224

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$910	$1,084
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	319	352
Depreciation and amortization	268	212
Amortization of premiums and accretion of discounts on securities, net	119	(50)
Mortgage loans originated for sale	(1,905)	(6,448)
Proceeds on sales of loans	1,687	6,899
Gain on sales of loans	(34)	(106)
Net realized and unrealized (gain) loss on foreclosed real estate	(13)	8
Net gain on sales of securities available for sale	-	(68)
Unrealized (gain) loss on derivative contract	8	(45)
Increase in cash surrender value of life insurance	(77)	(80)
Deferred income taxes	196	221
ESOP and stock compensation expense	163	195
Increase in accrued interest receivable	(350)	(38)
Decrease in accrued interest payable	(86)	(12)
Change in other assets and liabilities, net	(307)	(543)
Net Cash Provided By Operating Activities	898	1,581

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(23,873)	(20,770)
Proceeds from sales of securities available for sale	-	3,914
Proceeds from maturities of securities available for sale	7,618	619
Principal collected on mortgage-backed securities	4,886	3,996
Net (increase) decrease in loans	(1,841)	3,416
Purchase of Federal Home Loan Bank Stock	(500)	-
Proceeds from redemption of Federal Home Loan Bank stock	-	121
Proceeds from sale of foreclosed real estate	80	284
Purchase of premises and equipment	(3,395)	(576)
Net Cash Used In Investing Activities	(17,025)	(8,996)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(18,005)	7,863
Net decrease in repurchase agreements	(15,080)	(105)
Increase (decrease) in Federal Home Loan Bank line of credit	3,669	(331)
Proceeds from Federal Home Loan Bank advances	35,000	25,000
Repayment of Federal Home Loan Bank advances	-	(24,044)
Net decrease in advance payments by borrowers
for taxes and insurance	(127)	(104)
Purchase of treasury stock	(92)	(665)
Dividends paid on preferred shares	(115)	-
Net Cash Provided By Financing Activities	5,250	7,614

Net Increase (Decrease) in Cash and Cash Equivalents	(10,877)	199

Cash and cash equivalents at beginning of period	27,203	11,278

Cash and Cash Equivalents at End of Period	$16,326	$11,477

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of December 31, 2011, the results of operations for the three-month periods ended December 31, 2011 and 2010, and the cash flows for the three-month periods ended December 31, 2011 and 2010. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements, conform to general practices within the banking industry and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2011 included in the Form 10-K.

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

Investment securities have been classified according to management’s intent. The amortized cost of securities and their fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2011:
Securities available for sale:

Agency bonds and notes	$14,290	$125	$1	$14,414
Agency mortgage-backed	20,866	546	-	21,412
Agency CMO	26,676	258	40	26,894
Privately-issued CMO	10,053	1,102	213	10,942
Municipal	42,942	3,009	1	45,950
Subtotal – debt securities	114,827	5,040	255	119,612

Equity securities	-	62	-	62

Total securities available for sale	$114,827	$5,102	$255	$119,674

Securities held to maturity:

Agency mortgage-backed	$1,993	$144	$-	$2,137
Municipal	7,161	153	-	7,314

Total securities held to maturity	$9,154	$297	$-	$9,451

September 30, 2011:
Securities available for sale:

Agency bonds and notes	$12,762	$104	$-	$12,866
Agency mortgage-backed	17,719	590	-	18,309
Agency CMO	25,368	330	7	25,691
Privately-issued CMO	10,037	1,535	176	11,396
Municipal	37,344	2,915	-	40,259
Subtotal – debt securities	103,230	5,474	183	108,521

Equity securities	-	56	-	56

Total securities available for sale	$103,230	$5,530	$183	$108,577

Securities held to maturity:

Agency mortgage-backed	$2,337	$184	$-	$2,521
Municipal	7,169	-	-	7,169

Total securities held to maturity	$9,506	$184	$-	$9,690

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and fair value of investment securities as of December 31, 2011 by contractual maturity are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due within one year	$65	$66	$518	$525
Due after one year through five years	3,283	3,321	2,701	2,736
Due after five years through ten years	6,380	6,821	2,164	2,208
Due after ten years	47,504	50,156	1,778	1,845
	57,232	60,364	7,161	7,314

Equity securities	-	62	-	-
CMO	36,729	37,836	-	-
Mortgage-backed securities	20,866	21,412	1,993	2,137

	$114,827	$119,674	$9,154	$9,451

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to available for sale securities with gross unrealized losses at December 31, 2011, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency bonds and notes	1	$2,033	$1
Agency CMO	7	7,869	40
Privately-issued CMO	6	3,603	134
Municipal bonds	1	999	1

Total less than twelve months	15	14,504	176

Continuous loss position more than twelve months:
Privately-issued CMO	3	155	79

Total more than twelve months	3	155	79

Total securities available for sale	18	$14,659	$255

At December 31, 2011, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at December 31, 2011 have depreciated approximately 1.7% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 2.73% and a weighted-average coupon rate of 3.12% at December 31, 2011.

U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations securities, and municipal bonds in loss positions at December 31, 2011 had depreciated approximately 0.4% from the Company’s amortized cost basis as of December 31, 2011. All of the agency and municipal securities are issued by U.S. government agencies, U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unrealized losses on agency and municipal securities relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

At December 31, 2011, the nine privately-issued CMO securities in loss positions had depreciated approximately 5.4% from the Company’s amortized cost basis and include securities collateralized by home equity lines of credit or other mortgage-related loan products. Five of these securities with fair values totaling $3.7 million and unrealized losses of $181,000 at December 31, 2011 were rated below investment grade by a nationally recognized statistical rating organization.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO portfolio each quarter using an independent third party analysis. At December 31, 2011, the Company held twenty privately-issued CMO securities with an aggregate amortized cost of $6.0 million and fair value of $6.6 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies. Based on the independent third party analysis of the expected cash flows, management has determined that the declines in value for these securities are temporary and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO portfolio. While the Company did not recognize a credit-related impairment loss at December 31, 2011, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

The Company realized gross gains on sales of available for sale municipal securities of $68,000 for the three months ended December 31, 2010.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.           Loans and Allowance for Loan Losses

Loans at December 31, 2011 and September 30, 2011 consisted of the following:

	December 31,	September 30,
	2011	2011
	(In thousands)
Real estate mortgage:
1-4 family residential	$167,329	$169,353
Multi-family residential	24,442	24,909
Commercial	79,537	73,513
Residential construction	8,341	8,002
Commercial construction	4,158	4,144
Land and land development	12,302	12,947
Commercial business loans	38,178	40,628
Consumer:
Home equity loans	15,032	15,210
Auto loans	9,272	9,827
Other consumer loans	4,069	4,514
Gross loans	362,660	363,047

Deferred loan origination fees and costs, net	514	558
Undisbursed portion of loans in process	(3,057)	(4,501)
Allowance for loan losses	(4,703)	(4,672)

Loans, net	$355,414	$354,432

During the three-month period ended December 31, 2011, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the components of the recorded investment in loans for each portfolio class as of December 31, 2011:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$167,329	$79,537	$24,442	$9,442	$12,302	$38,178	$28,373	$359,603

Accrued interest receivable	640	364	77	23	49	190	104	1,447

Net deferred loan origination fees and costs	592	(61)	(3)	(7)	(5)	(30)	28	514

Recorded investment in loans	$168,561	$79,840	$24,516	$9,458	$12,346	$38,338	$28,505	$361,564

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$3,669	$1,036	$-	$174	$340	$-	$138	$5,357

Collectively evaluated for impairment	164,137	78,579	24,516	9,284	12,006	38,338	28,328	355,188

Acquired with deteriorated credit quality	755	225	-	-	-	-	39	1,019

Ending balance	$168,561	$79,840	$24,516	$9,458	$12,346	$38,338	$28,505	$361,564

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the components of the recorded investment in loans for each portfolio class as of September 30, 2011:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$169,353	$73,513	$24,909	$7,645	$12,947	$40,628	$29,551	$358,546

Accrued interest receivable	622	335	84	18	59	148	116	1,382

Net deferred loan origination fees and costs	619	(34)	(3)	(6)	(6)	(44)	32	558

Recorded investment in loans	$170,594	$73,814	$24,990	$7,657	$13,000	$40,732	$29,699	$360,486

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$3,758	$1,133	$-	$174	$340	$2	$215	$5,622

Collectively evaluated for impairment	166,427	72,100	24,990	7,483	12,660	40,730	29,444	353,834

Acquired with deteriorated credit quality	769	581	-	-	-	-	40	1,390

Ending balance	$170,954	$73,814	$24,990	$7,657	$13,000	$40,732	$29,699	$360,846

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the allowance for loan losses as of December 31, 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
				(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$60	$70	$-	$-	$-	$-	$14	$144

Collectively evaluated for impairment	872	1,348	593	56	30	1,427	233	4,559

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$932	$1,418	$593	$56	$30	$1,427	$247	$4,703

An analysis of the allowance for loan losses as of September 30, 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
				(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$84	$70	$-	$-	$-	$-	$31	$185

Collectively evaluated for impairment	749	1,244	604	56	53	1,525	256	4,487

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$833	$1,314	$604	$56	$53	$1,525	$287	$4,672

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
				(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$833	$1,314	$604	$56	$53	$1,525	$287	$4,672
Provisions	274	104	(11)	-	(23)	(99)	74	319
Charge-offs	(186)	-	-	-	-	-	(127)	(313)
Recoveries	11	-	-	-	-	1	13	25

Ending balance	$932	$1,418	$593	$56	$30	$1,427	$247	$4,703

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2010 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
				(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$1,242	$600	$369	$218	$62	$891	$429	$3,811
Provisions	174	301	181	(77)	(33)	(161)	(33)	352
Charge-offs	(213)	(5)	-	(8)	-	-	(52)	(278)
Recoveries	-	-	-	-	-	57	17	74

Ending balance	$1,203	$896	$550	$133	$29	$787	$361	$3,959

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of December 31, 2011, and for the three months ended December 31, 2011 and 2010. The Company did not recognize any interest income on impaired loans for the three months ended December 31, 2011 and 2010.

	At December 31, 2011			Three Months Ended December 31,
				2011	2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Average Recorded Investment
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$3,519	$3,931	$-	$3,552	$2,348
Commercial real estate	798	814	-	848	1,078
Multifamily	-	-	-	-	-
Construction	174	174	-	174	487
Land and land development	340	346	-	340	199
Commercial business	-	-	-	1	253
Consumer	58	59	-	96	242

	$4,889	$5,324	$-	$5,011	$4,607

Loans with an allowance recorded:
Residential real estate	$150	$151	$60	$162	$652
Commercial real estate	238	235	70	236	247
Multifamily	-	-	-	-	-
Construction	-	-	-	-	200
Land and land development	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	80	80	14	80	98

	$468	$466	$144	$478	$1,197

Total:
Residential real estate	$3,669	$4,082	$60	$3,714	$3,000
Commercial real estate	1,036	1,049	70	1,084	1,325
Multifamily	-	-	-	-	-
Construction	174	174	-	174	687
Land and land development	340	346	-	340	199
Commercial business	-	-	-	1	253
Consumer	138	139	14	176	340

	$5,357	$5,790	$144	$5,489	$5,804

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$3,584	$3,953	$-
Commercial real estate	898	899	-
Multifamily	-	-	-
Construction	174	174	-
Land and land development	340	346	-
Commercial business	2	2	-
Consumer	134	136	-

	$5,132	$5,510	$-

Loans with an allowance recorded:
Residential real estate	$174	$175	$84
Commercial real estate	235	235	70
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	-	-	-
Consumer	81	81	31

	$490	$491	$185

Total:
Residential real estate	$3,758	$4,128	$84
Commercial real estate	1,133	1,134	70
Multifamily	-	-	-
Construction	174	174	-
Land and land development	340	346	-
Commercial business	2	2	-
Consumer	215	217	31

	$5,622	$6,001	$185

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans by class of loans at December 31, 2011:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$3,669	$1,120	$4,789
Commercial real estate	1,036	966	2,002
Multifamily	-	-	-
Construction	174	-	174
Land and land development	340	-	340
Commercial business	-	817	817
Consumer	138	105	243

Total	$5,357	$3,008	$8,365

The following table presents the recorded investment in nonperforming loans by class of loans at September 30, 2011:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$3,758	$603	$4,361
Commercial real estate	1,133	949	2,082
Multifamily	-	-	-
Construction	174	-	174
Land and land development	340	-	340
Commercial business	2	99	101
Consumer	215	61	276

Total	$5,622	$1,712	$7,334

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 The following table presents the aging of the recorded investment in past due loans at December 31, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,592	$1,644	$2,695	$8,931	$159,630	$168,561
Commercial real estate	264	63	1,926	2,253	77,587	79,840
Multifamily	-	-	-	-	24,516	24,516
Construction	-	-	174	174	9,284	9,458
Land and land development	-	-	340	340	12,006	12,346
Commercial business	941	92	817	1,850	36,488	38,338
Consumer	340	28	163	531	27,974	28,505

Total	$6,137	$1,827	$6,115	$14,079	$347,485	$361,564

 The following table presents the aging of the recorded investment in past due loans at September 30, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,145	$842	$2,213	$7,200	$163,754	$170,954
Commercial real estate	216	400	2,003	2,619	71,195	73,814
Multifamily	-	-	-	-	24,990	24,990
Construction	-	-	174	174	7,483	7,657
Land and land development	47	-	341	388	12,612	13,000
Commercial business	122	932	101	1,155	39,577	40,732
Consumer	246	274	147	667	29,032	29,699

Total	$4,776	$2,448	$4,979	$12,203	$348,643	$360,846

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2011, and based on the most recent analysis performed, the recorded investment in loans by risk category is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$155,050	$73,710	$22,227	$9,284	$11,599	$36,125	$27,735	$335,730
Special Mention	2,101	2,280	325	-	372	1,467	63	6,608
Substandard	10,529	3,612	1,964	174	375	746	641	18,041
Doubtful	881	238	-	-	-	-	66	1,185
Loss	-	-	-	-	-	-	-	-

Total	$168,561	$79,840	$24,516	$9,458	$12,346	$38,338	$28,505	$361,564

As of September 30, 2011, and based on the most recent analysis performed, the recorded investment in loans by risk category is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$157,240	$67,572	$22,699	$7,483	$12,223	$37,639	$28,869	$333,725
Special Mention	2,044	2,296	327	-	402	1,819	74	6,962
Substandard	10,696	3,711	1,964	174	375	1,272	650	18,842
Doubtful	974	235	-	-	-	2	106	1,317
Loss	-	-	-	-	-	-	-	-

Total	$170,954	$73,814	$24,990	$7,657	$13,000	$40,732	$29,699	$360,846

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Modification of a loan is considered to be a trouble debt restructuring (“TDR”) if the debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider. By granting the concession, the Company expects to obtain more cash or other value from the debtor, or to increase the probability of receipt, than would be expected by not granting the concession. The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession will be granted when, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest at the original stated rate. A concession may also be granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

Loans modified in a TDR may be placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of at least six consecutive months.

The following table summarizes the Company’s recorded investment in TDRs by class of loan and accrual status at December 31, 2011 and September 30, 2011. There was no specific reserve included in the allowance for loan losses related to TDRs at December 31, 2011 or September 30 2011.

	Accruing	Nonaccrual	Total
	(In thousands)
December 31, 2011:
Residential real estate	$1,368	$313	$1,681
Commercial real estate	805	-	805

Total	$2,173	$313	$2,486

September 30, 2011:
Residential real estate	$1,499	$-	$1,499
Commercial real estate	812	-	812

Total	$2,311	$-	$2,311

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three-month period ended December 31, 2011:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(In thousands)

Residential real estate	2	$197	$185

Total	2	$197	$185

For the TDRs listed above, the terms of modification included extension of the maturity date and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

The Company has not committed to lend any additional amounts as of December 31, 2011 and September 30, 2011 to customers with outstanding loans that are classified as TDRs.

During the three-month period ended December 31, 2011, the Company had one TDR with a balance of $262,000 that was modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due). The loan was secured by residential real estate and was on nonaccrual status as of December 31, 2011.

4.           Premises and Equipment

On December 22, 2011 the Company acquired a 4.077 acre parcel of land in New Albany, Indiana for $2.97 million. The Bank has filed an application with the Office of the Comptroller of the Currency (“OCC”) to develop the land for retail purposes through its subsidiary, FFCC. The retail development may include a future branch location, but the Bank has not yet filed an application with the OCC seeking approval to locate a branch on the site.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.          Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share information is presented below for the three-month periods ended December 31, 2011 and 2010.

	Three Months Ended
	December 31,
(Dollars in thousands, except per share data)	2011	2010

Basic:
Earnings:
Net income	$910	$1,084
Less: Preferred stock dividends declared	(43)	-

Net income available to common shareholders	$867	$1,084

Shares:
Weighted average common shares outstanding	2,154,339	2,156,683

Net income per common share, basic	$0.40	$0.50

Diluted:
Earnings:
Net income	$910	$1,084
Less: Preferred stock dividends declared	(43)	-

Net income available to common shareholders	$867	$1,084

Shares:
Weighted average common shares outstanding	2,154,339	2,156,683
Add: Dilutive effect of outstanding options	43,000	14,385
Add: Dilutive effect of nonvested restricted stock	14,085	9,350
Weighted average shares outstanding, as adjusted	2,211,424	2,180,418

Net income per common share, diluted	$0.39	$0.50

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.             Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2011	2010
	(In thousands)
Cash payments for:
Interest	$1,536	$1,740
Taxes	-	75

Transfers from loans to foreclosed real estate	604	836

Proceeds from sales of foreclosed real estate
financed through loans	62	83

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2011 and September 30, 2011. The Company had no liabilities measured at fair value as of December 31, 2011 or September 30, 2011.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2011:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency bonds and notes	$-	$14,414	$-	$14,414
Agency mortgage-backed	-	21,412	-	21,412
Agency CMO	-	26,894	-	26,894
Privately-issued CMO	-	10,942	-	10,942
Municipal	-	45,950	-	45,950
Equity securities	62	-	-	62
Total securities available for sale	$62	$119,612	$-	$119,674

Interest rate cap contract	$-	$42	$-	$42

Assets Measured - Nonrecurring Basis:
Impaired loans	$-	$5,213	$-	$5,213
Loans held for sale	-	252	-	252
Foreclosed real estate	-	1,502	-	1,502

September 30, 2011:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency bonds and notes	$-	$12,866	$-	$12,866
Agency mortgage-backed	-	18,309	-	18,309
Agency CMO	-	25,691	-	25,691
Privately-issued CMO	-	11,396	-	11,396
Municipal	-	40,259	-	40,259
Equity securities	56	-	-	56
Total securities available for sale	$56	$108,521	$-	$108,577

Interest rate cap contract	$-	$50	$-	$50

Assets Measured - Nonrecurring Basis:
Impaired loans	$-	$5,437	$-	$5,437
Foreclosed real estate	-	1,028	-	1,028

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

Transfers Between Categories. There were no transfers into or out of the Company's Level 3 financial assets for the three-month periods ended December 31, 2011 and 2010. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three-month periods ended December 31, 2011 and 2010.

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

	December 31, 2011		September 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and due from banks	$10,562	$10,562	$18,099	$18,099
Interest-bearing deposits with banks	5,764	5,764	9,104	9,104
Securities available for sale	119,674	119,674	108,577	108,577
Securities held to maturity	9,154	9,451	9,506	9,690

Loans, net	355,414	367,819	354,432	366,803

Loans held for sale	252	252	-	-
Federal Home Loan Bank stock	4,900	4,900	4,400	4,400
Accrued interest receivable	2,548	2,548	2,198	2,198

Financial liabilities:
Deposits	369,621	375,988	387,626	394,303
Short-term repurchase agreements	1,323	1,323	16,403	16,457
Borrowings from Federal Home
Loan Bank	91,806	93,182	53,137	54,534
Accrued interest payable	313	313	399	399
Advance payments by borrowers
for taxes and insurance	203	203	330	330

Derivative financial instruments
included in other assets:
Interest rate cap	42	42	50	50

Off-balance-sheet financial instruments:
Asset related to commitments
to extend credit	-	34	-	37

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.           Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three-month periods ended December 31, 2011 and 2010 amounted to $60,000 and $67,000, respectively. Company common stock held by the ESOP trust at December 31, 2011 was as follows:

Allocated shares	72,643
Unearned shares	130,720
Total ESOP shares	203,363

Fair value of unearned shares	$2,211,782

9.            Stock Based Compensation Plans

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were later granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The restricted stock vests ratably over a five-year period from the grant date. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for both the three-month periods ended December 31, 2011 and 2010 amounted to $65,000. A summary of the Company’s nonvested restricted shares activity under the Plan as of December 31, 2011 and changes during the three-month period then ended is presented below.

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2011	78,470	$13.25
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at December 31, 2011	78,470	$13.25

At December 31, 2011, there was $877,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 3.3 years.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity under the Plan as of December 31, 2011, and changes during the three-month period then ended is presented below.

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
(Dollars in thousands, except per share data)

Outstanding at October 1, 2011	245,232	$13.25
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at December 31, 2011	245,232	$13.25	8.3	$900

Exercisable at December 31, 2011	49,050	$13.25	8.3	$180

The Company recognized compensation expense related to stock options of $38,000 and $64,000 for the three-month periods ended December 31, 2011 and 2010, respectively. At December 31, 2011, there was $511,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period of 3.3 years.

10.         Preferred Stock

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to nine 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the second dividend period ended December 31, 2011 was 1.0%.

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

11.         Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The adoption of this ASU did not have any impact on the Company’s consolidated financial position or results of operations. ASU No. 2011-12 issued in December 2011 deferred the effective date of ASU No. 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income. All other requirements of ASU No. 2011-05 were not affected by ASU No. 2011-12.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210). The update requires an entity to disclose information about offsetting and related arrangements to enable users of the financial statements to understand the effect of netting arrangements on the entity’s financial position. The scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in the update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with disclosures required by the amendments provided retrospectively for all comparative periods presented. The adoption of this update is not expected to have any impact on the Company’s consolidated financial position or results of operations.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; the ability to successfully integrate the operations of Community First; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2011 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three-month period ended December 31, 2011, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2011.

Comparison of Financial Condition at December 31, 2011 and September 30, 2011

Cash and Cash Equivalents. Cash and cash equivalents decreased from $27.2 million at September 30, 2011 to $16.3 million at December 31, 2011, due to decreases in cash and due from banks of $7.5 million and interest-bearing deposits with banks of $3.3 million. The decrease in cash and cash equivalents was primarily used to fund purchases of securities available for sale.

Loans. Net loans receivable increased $982,000, from $354.4 million at September 30, 2011 to $355.4 million at December 31, 2011, primarily due an increase in nonresidential permanent and construction loans of $6.0 million, which more than offset decreases in commercial business loans of $2.5 million, residential permanent and construction loans of $2.0 million, consumer loans of $1.2 million, land and land development loans of $645,000, and multi-family residential mortgage loans of $467,000. The decrease in residential mortgage loans is primarily due to loan payoffs that have not been replaced by new originations for the Bank’s in-house loan portfolio. In addition, the Bank has continued to emphasize the origination of commercial loans in order to further diversify the loan portfolio.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Securities Available for Sale. Securities available for sale increased $11.1 million from $108.6 million at September 30, 2011 to $119.7 million at December 31, 2011 due primarily to purchases of $23.9 million, partially offset by maturities and calls of $7.6 million and principal repayments of $4.5 million. The increase in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities and municipal securities, was primarily funded by the decrease in cash and cash equivalents.

Securities Held to Maturity. Investment securities held-to-maturity decreased $352,000 from $9.5 million at September 30, 2011 to $9.2 million at December 31, 2011 due primarily to principal repayments on mortgage-backed securities.

Deposits. Total deposits decreased $18.0 million from $387.6 million at September 30, 2011 to $369.6 million at December 31, 2011 primarily due to decreases in certificates of deposit of $20.3 million, noninterest-bearing demand deposit accounts of $1.7 million and savings accounts of $577,000, which more than offset increases in money market deposit accounts of $3.1 million and interest-bearing demand deposit accounts of $1.5 million during the period. The decrease in certificates of deposit is due primarily to the maturity of $15.0 million of brokered certificates of deposit. The repayment upon the maturities of these brokered certificates of deposit was funded primarily with FHLB borrowings, which were advantageous given the lower interest rate.

Borrowings. Borrowings from FHLB increased $38.7 million from $53.1 million at September 30, 2011 to $91.8 million at December 31, 2011 while repurchase agreements decreased $15.1 million from $16.4 million at September 30, 2011 to $1.3 million at December 31, 2011. Management has increased the level of FHLB advances in order repay matured brokered certificates of deposit and repurchase agreements, to take advantage of historically low interest rates, provide short-term liquidity and provide funding for purchases of available for sale securities.

Stockholders’ Equity. Stockholders’ equity increased $623,000 from $76.6 million at September 30, 2011 to $77.2 million at December 31, 2011. The increase was due primarily to $867,000 of retained net earnings, which more than offset a $314,000 decrease in net unrealized gains on securities available for sale.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2011 and 2010

Overview. The Company reported net income of $910,000 and net income available to common shareholders of $867,000, or $0.39 per diluted share, for the quarter ended December 31, 2011 compared to net income of $1.1 million, or $0.50 per diluted share, for the quarter ended December 31, 2010.

Net Interest Income. Net interest income increased $41,000, or 0.8%, for the three months ended December 31, 2011 compared to the same period in 2010. Average interest-earnings assets increased $29.0 million and average interest-bearing liabilities increased $4.1 million when comparing the two periods. The tax-equivalent interest rate spread was 4.16% for 2011 as compared to 4.38% for 2010.

Total interest income decreased $140,000, or 2.2%, when comparing the two periods due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 5.75% for 2010 to 5.34% for 2011, which more than offset the change in interest income due to an increase in the average balance of interest-earning assets of $29.0 million from $459.8 million for 2010 to $488.8 million for 2011. The average balance of loans and investment securities increased $17.4 million and $11.7 million, respectively, when comparing the two periods.

Total interest expense decreased $181,000, or 12.9%, due primarily to a decrease in the average cost of interest-bearing liabilities from 1.37% for 2010 to 1.18% for 2011, which more than offset the change in interest expense due to an increase in the average balance of interest-bearing liabilities of $4.1 million from $417.2 million for 2010 to $421.3 million for 2011. The average cost of interest-bearing liabilities decreased for 2011 primarily as a result of lower market interest rates as compared to 2010, the repricing of certificates of deposit at lower market interest rates as they matured and the utilization of lower-cost FHLB advances and brokered deposits as alternative sources of funding. The average balances of deposits and borrowings increased $3.0 million and $1.1 million, respectively, when comparing the two periods.

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

	Three Months Ended December 31,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$3,632	$4	0.44%	$3,986	$3	0.30%
Loans	360,491	5,202	5.77	343,129	5,273	6.15
Investment securities	98,049	1,149	4.69	92,094	1,215	5.28
Agency mortgage-backed securities	22,246	146	2.63	16,486	87	2.11
Federal Home Loan Bank stock	4,427	30	2.71	4,112	28	2.72
Total interest-earning assets	488,845	6,531	5.34	459,807	6,606	5.75

Non-interest-earning assets	45,850			45,037
Total assets	$534,695			$504,844

Liabilities and equity:
NOW accounts	$68,929	$95	0.55	$68,184	$94	0.55
Money market deposit accounts	41,852	81	0.77	35,107	66	0.75
Savings accounts	41,808	27	0.26	38,420	28	0.29
Time deposits	190,657	708	1.49	198,524	873	1.76
Total interest-bearing deposits	343,246	911	1.06	340,235	1,061	1.25

Borrowings (1)	78,086	331	1.70	76,961	363	1.89
Total interest-bearing liabilities	421,332	1,242	1.18	417,196	1,424	1.37

Non-interest-bearing deposits	33,940			29,417
Other non-interest-bearing liabilities	2,945			2,870
Total liabilities	458,217			449,483

Total equity	76,478			55,361
Total liabilities and equity	$534,695			$504,844
Net interest income		$5,289			$5,182
Interest rate spread			4.16%			4.38%
Net interest margin			4.33%			4.51%
Average interest-earning assets to average interest-bearing liabilities			116.02%			110.21%

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

	Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$1	$-	$1
Loans	(392)	321	(71)
Investment securities	(156)	90	(66)
Agency mortgage-backed securities	24	35	59
Other interest-earning assets	-	2	2
Total interest-earning assets	(523)	448	(75)

Interest expense:
Deposits	(159)	9	(150)
Borrowings (1)	(37)	5	(32)
Total interest-bearing liabilities	(196)	14	(182)
Net increase (decrease) in net interest income	$(327)	$434	$107

(1) Includes Federal Home Loan Bank borrowings and repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $319,000 for the three months ended December 31, 2011 compared to $352,000 for the same period in 2010.

Net charge-offs were $288,000 for the three months ended December 31, 2011 compared to net charge-offs of $204,000 for the same period in 2010.

The recorded investment in nonperforming loans was $8.4 million at December 31, 2011 compared to $7.3 million at September 30, 2011 and $5.6 million at December 31, 2010. Nonperforming loans at December 31, 2011 include nonaccrual loans of $5.4 million and loans totaling $3.0 million that are over 90 days past due, but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery. The increase in nonperforming loans from September 30, 2011 to December 31, 2011 is due primarily to two commercial loans over 90 days past their maturity dates at December 31, 2011 that were in the process of renewal and that continued to accrue interest as of December 31, 2011. One of these loans, with an outstanding balance of $249,000, was secured by receivables, inventory and equipment, and was current and performing in accordance with the terms of the original matured note as of December 31, 2011. The second such loan, with an outstanding principal balance of $450,000, was secured in full by a certificate of deposit.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Gross loans receivable increased $18.9 million from $343.8 million at December 31, 2010 to $362.7 million at December 31, 2011, primarily due to increases in nonresidential permanent and construction loans of $17.2 million, commercial business loans of $7.6 million, multi-family residential mortgage loans of $5.0 million, and land and land development loans of $3.9 million, which more that offset decreases in residential permanent and construction loans of $7.8 million, and consumer loans of $6.8 million when comparing the two periods. The decreases in residential mortgage loans and consumer loans are primarily due to loan payoffs that have not been replaced by new originations.

The allowance for loan losses was $4.7 million at December 31, 2011 compared to $4.7 million at September 30, 2011 and $4.0 million at December 31, 2010. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income. Noninterest income decreased $182,000 for the three-month period ended December 31, 2011 as compared to the same period in 2010. The decrease was due primarily to decreases in service charges on deposit accounts of $60,000, net gains on sales of loans of $72,000 and gains on sales of securities available for sale of $68,000 for the 2011 period as compared to 2010, and an $8,000 unrealized loss on an interest rate cap contract for the three-month period ended December 31, 2011, compared to an unrealized gain of $45,000 on the interest rate cap contract for the same period in 2010. The decrease in service charges on deposits was due primarily to a decrease in overdraft fee income and the decrease in gains on sales of securities available for sale is due to gains recognized in the 2010 period while no sales of securities available for sale occurred in the 2011 period.

Noninterest Expense. Noninterest expenses increased $197,000 for the three-month period ended December 31, 2011 as compared to the same period in 2010. The increase was due primarily to increases in advertising expense, professional fees, occupancy and equipment expense, and other operating expense of $187,000, $62,000, $53,000 and $59,000, respectively. The increases in adverting expense and occupancy and equipment expense were due primarily to a rebranding and advertising campaign, including the write-off of obsolete signage, for the Bank’s new branding and logo that was launched in September 2011. The increase in professional fees was due to consulting fees related to the development and enhancement of the Bank’s cash management services. These increases more than offset decreases in compensation and benefits expense of $116,000 and FDIC insurance premiums of $49,000. The decrease in compensation and benefits expense was due primarily to $104,000 of severance compensation for the early retirement of several officers recorded during the quarter ended December 31, 2010 and the decrease in FDIC insurance premiums is due to lower assessments in the 2011 period as compared to 2010.

Income Tax Expense. The Company recognized income tax expense of $326,000 for the three-month period ended December 31, 2011, for an effective tax rate of 26.4%, compared to income tax expense of $457,000, for an effective tax rate of 29.7%, for the same period in 2010. The lower effective tax rate for the quarter ended December 31, 2011 was due primarily to a higher level of tax exempt income as a percent of income before taxes for the 2011 quarter.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2011, the Bank had cash and cash equivalents of $16.3 million and securities available-for-sale with a fair value of $119.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2011, the Company had liquid assets of $1.8 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of December 31, 2011, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with tangible, core and risk-based capital ratios of 11.48%, 11.48% and 17.76%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At December 31, 2011, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company's financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

For the three months ended December 31, 2011, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

The Bank uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in net portfolio value (“NPV”) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a sudden and sustained 100 basis point decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the OCC, the Bank receives a report that measures interest rate risk by modeling the change in NPV over a variety of interest rate scenarios.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

The following table is provided by the OCC and sets forth the change in the Bank’s NPV at September 30, 2011 based on OCC assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Given the timing of the release of this information by the OCC, information as of December 31, 2011 is unavailable for inclusion in this report.

	At September 30, 2011
	Net Portfolio Value			Net Portfolio Value as a
	Dollar	Dollar	Percent	Percent of Present Value of Assets
Change in Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$65,474	$(10,421)	(14)%	12.40%	(139)bp
200bp	71,095	(4,800)	(6)	13.23	(56)bp
100bp	74,628	(1,267)	(2)	13.70	(9)bp
Static	75,895	-	-	13.79	-bp
(100)bp	75,563	(332)	-	13.65	(14)bp

The preceding table indicates that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates and decrease slightly in the event of a sudden and sustained decrease of 100 basis points in rates. The expected decrease in the Bank’s NPV given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At December 31, 2011, approximately 61.3% of the loan portfolio consisted of fixed-rate loans.

Certain assumptions utilized by the OCC in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding tables. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.

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

During the quarter ended December 31, 2011, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended December 31, 2011:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2011 through October 31, 2011	4,080	$16.27	4,080	62,464
November 1, 2011 through November 30, 2011	1,046	16.61	1,046	61,418
December 1, 2011 through December 31, 2011	476	17.30	476	60,942

Total	5,602	16.42	5,602	60,942

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32.1	Section 1350 Certification of Chief Executive Officer

	32.2	Section 1350 Certification of Chief Financial Officer

	101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated February 14, 2012	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated February 14, 2012	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-51-