Form 10-Q
period 2012-03-31
First Savings Financial Group Inc
filed 2012-05-15
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Not applicable
Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2012 was 2,364,107.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
(In thousands, except share and per share data)	2012	2011

ASSETS
Cash and due from banks	$12,440	$18,099
Interest-bearing deposits with banks	5,891	9,104
Total cash and cash equivalents	18,331	27,203

Securities available for sale, at fair value	125,189	108,577
Securities held to maturity	8,742	9,506

Loans held for sale	121	-
Loans, net	353,690	354,432

Federal Home Loan Bank stock, at cost	4,900	4,400
Real estate development and construction	3,251	-
Premises and equipment	10,342	10,444
Foreclosed real estate	1,024	1,028
Accrued interest receivable:
Loans	1,303	1,382
Securities	909	816
Cash surrender value of life insurance	8,697	8,548
Goodwill	5,940	5,940
Core deposit intangible	2,007	2,154
Other assets	1,803	2,656

Total Assets	$546,249	$537,086

LIABILITIES
Deposits:
Noninterest-bearing	$38,794	$33,426
Interest-bearing	370,912	354,200
Total deposits	409,706	387,626

Repurchase agreements	1,325	16,403
Borrowings from Federal Home Loan Bank	53,100	53,137
Accrued interest payable	276	399
Advance payments by borrowers for taxes and insurance	315	330
Accrued expenses and other liabilities	2,579	2,590
Total Liabilities	467,301	460,485

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued 17,120 shares; aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares	25	25
Additional paid-in capital	41,854	41,729
Retained earnings - substantially restricted	37,590	35,801
Accumulated other comprehensive income	3,677	3,354
Unearned ESOP shares	(1,271)	(1,343)
Unearned stock compensation	(812)	(942)
Less treasury stock, at cost - 177,935 shares (172,333 shares at September 30, 2011)	(2,115)	(2,023)
Total Stockholders' Equity	78,948	76,601

Total Liabilities and Stockholders' Equity	$546,249	$537,086

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2012	2011	2012	2011

INTEREST INCOME
Loans, including fees	$4,961	$5,079	$10,134	$10,333
Securities:
Taxable	921	1,107	1,802	2,153
Tax-exempt	273	185	545	354
Dividend income	42	30	72	58
Interest-bearing deposits with banks	2	4	6	7
Total interest income	6,199	6,405	12,559	12,905

INTEREST EXPENSE
Deposits	856	986	1,767	2,047
Repurchase agreements	2	77	62	157
Borrowings from Federal Home Loan Bank	265	273	536	555
Total interest expense	1,123	1,336	2,365	2,759

Net interest income	5,076	5,069	10,194	10,146
Provision for loan losses	270	287	589	639

Net interest income after provision for loan losses	4,806	4,782	9,605	9,507

NONINTEREST INCOME
Service charges on deposit accounts	274	313	575	674
Net gain on sales of securities available for sale	-	-	-	68
Unrealized gain (loss) on derivative contract	(12)	(12)	(20)	33
Net gain on sales of loans	39	33	73	139
Increase in cash surrender value of life insurance	72	69	149	149
Commission income	76	53	135	86
Other income	205	174	414	335
Total noninterest income	654	630	1,326	1,484

NONINTEREST EXPENSE
Compensation and benefits	2,183	2,057	4,267	4,257
Occupancy and equipment	437	453	935	898
Data processing	321	270	622	555
Advertising	80	70	359	162
Professional fees	228	153	410	273
FDIC insurance premiums	98	149	183	283
Net loss on foreclosed real estate	83	190	110	232
Other operating expenses	702	691	1,481	1,411
Total noninterest expense	4,132	4,033	8,367	8,071
Income before income taxes	1,328	1,379	2,564	2,920
Income tax expense	364	409	690	866
Net Income	$964	$970	$1,874	$2,054

Preferred stock dividends declared	43	-	85	-
Net Income Available to Common Shareholders	$921	$970	$1,789	$2,054

Net income per common share:
Basic	$0.43	$0.46	$0.83	$0.96
Diluted	$0.41	$0.44	$0.81	$0.94

Weighted average common shares outstanding:
Basic	2,156,730	2,127,440	2,155,539	2,142,246
Diluted	2,222,586	2,185,246	2,217,077	2,183,921

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2012	2011	2012	2011

Net Income	$964	$970	$1,874	$2,054

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	1,055	1,287	$534	$(1,225)
Income tax (expense) benefit	(418)	(510)	(211)	416
Net of tax amount	637	777	323	(809)

Less: reclassification adjustment for realized gains included in net income	-	-	-	(68)
Income tax expense	-	-	-	23
Net of tax amount	-	-	-	(45)

Other Comprehensive Income (Loss)	637	777	323	(854)

Comprehensive Income	$1,601	$1,747	$2,197	$1,200

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Balances at September 30, 2011	$-	$25	$41,729	$35,801	$3,354	$(2,285)	$(2,023)	$76,601

Net income	-	-	-	1,874	-	-	-	1,874

Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	-	-	-	-	323	-	-	323

Preferred stock dividends declared	-	-	-	(85)	-	-	-	(85)

Stock compensation expense	-	-	76	-	-	130	-	206

Shares released by ESOP trust	-	-	49	-	-	72	-	121

Purchase of 5,602 treasury shares	-	-	-	-	-	-	(92)	(92)

Balances at March 31, 2012	$-	$25	$41,854	$37,590	$3,677	$(2,083)	$(2,115)	$78,948

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,874	$2,054
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	589	639
Depreciation and amortization	503	435
Amortization of premiums and accretion of discounts on securities, net	218	(83)
Loans originated for sale	(3,455)	(8,296)
Proceeds on sales of loans	3,407	10,181
Gain on sales of loans	(73)	(139)
Net realized and unrealized loss on foreclosed real estate	20	183
Net gain on sales of securities available for sale	-	(68)
Unrealized (gain) loss on derivative contract	20	(33)
Increase in cash surrender value of life insurance	(149)	(149)
Deferred income taxes	64	192
ESOP and stock compensation expense	327	357
(Increase) decrease in accrued interest receivable	(14)	12
Decrease in accrued interest payable	(123)	(8)
Change in other assets and liabilities, net	642	(348)
Net Cash Provided By Operating Activities	3,850	4,929

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(35,864)	(26,377)
Proceeds from sales of securities available for sale	-	3,914
Proceeds from maturities of securities available for sale	9,118	4,156
Proceeds from maturities of securities held to maturity	274	-
Principal collected on mortgage-backed securities	10,943	6,756
Net decrease in loans	8	1,257
Purchase of Federal Home Loan Bank stock	(500)	-
Proceeds from redemption of Federal Home Loan Bank stock	-	121
Proceeds from sale of foreclosed real estate	104	464
Investments in real estate development and construction	(3,251)	-
Purchase of premises and equipment	(254)	(903)
Net Cash Used In Investing Activities	(19,422)	(10,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	22,080	2,830
Net decrease in repurchase agreements	(15,078)	(209)
Decrease in Federal Home Loan Bank line of credit	(37)	(1,633)
Proceeds from Federal Home Loan Bank advances	35,000	55,000
Repayment of Federal Home Loan Bank advances	(35,000)	(52,063)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(15)	19
Purchase of treasury stock	(92)	(665)
Dividends paid on preferred stock	(158)	-
Net Cash Provided By Financing Activities	6,700	3,279

Net Decrease in Cash and Cash Equivalents	(8,872)	(2,404)

Cash and cash equivalents at beginning of period	27,203	11,278

Cash and Cash Equivalents at End of Period	$18,331	$8,874

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

The Bank has three-wholly owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio, FFCC, Inc., which is an Indiana corporation that participates in commercial real estate development and leasing, and Southern Indiana Financial Corporation, which is currently inactive.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2012, the results of operations for the three- and six-month periods ended March 31, 2012 and 2011, and the cash flows for the six-month periods ended March 31, 2012 and 2011. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Agency bonds and notes, agency mortgage-backed securities and agency collateralized mortgage obligations (“CMO”) include securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”), which are U.S. government-sponsored enterprises. Privately-issued CMO are complex securities issued by non-government special-purpose entities that are collateralized by residential mortgage loans and residential home equity loans.

Investment securities have been classified according to management’s intent. The amortized cost of securities and their fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2012:
Securities available for sale:

Agency bonds and notes	$19,824	$79	$147	$19,756
Agency mortgage-backed	21,724	551	7	22,268
Agency CMO	22,462	327	15	22,774
Privately-issued CMO	10,092	1,936	109	11,919
Municipal	45,197	3,331	130	48,398
Subtotal – debt securities	119,299	6,224	408	125,115

Equity securities	-	74	-	74

Total securities available for sale	$119,299	$6,298	$408	$125,189

Securities held to maturity:

Agency mortgage-backed	$1,867	$142	$-	$2,009
Municipal	6,875	371	-	7,246

Total securities held to maturity	$8,742	$513	$-	$9,255

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2011:
Securities available for sale:

Agency bonds and notes	$12,762	$104	$-	$12,866
Agency mortgage-backed	17,719	590	-	18,309
Agency CMO	25,368	330	7	25,691
Privately-issued CMO	10,037	1,535	176	11,396
Municipal	37,344	2,915	-	40,259
Subtotal – debt securities	103,230	5,474	183	108,521

Equity securities	-	56	-	56

Total securities available for sale	$103,230	$5,530	$183	$108,577

Securities held to maturity:

Agency mortgage-backed	$2,337	$184	$-	$2,521
Municipal	7,169	-	-	7,169

Total securities held to maturity	$9,506	$184	$-	$9,690

The amortized cost and fair value of investment securities as of March 31, 2012 by contractual maturity are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due within one year	$250	$253	$581	$599
Due after one year through five years	3,099	3,170	2,528	2,633
Due after five years through ten years	6,372	6,787	2,180	2,334
Due after ten years	55,300	57,944	1,586	1,680
	65,021	68,154	6,875	7,246

Equity securities	-	74	-	-
CMO	32,554	34,693	-	-
Mortgage-backed securities	21,724	22,268	1,867	2,009

	$119,299	$125,189	$8,742	$9,255

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to available for sale securities with gross unrealized losses at March 31, 2012, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number	Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency bonds and notes	6	$11,926	$147
Agency mortgage-backed	1	1,240	7
Agency CMO	4	2,299	15
Privately-issued CMO	2	158	1
Municipal bonds	5	3,597	130

Total less than twelve months	18	19,220	300

Continuous loss position more than twelve months:
Privately-issued CMO	5	863	108

Total more than twelve months	5	863	108

Total securities available for sale	23	$20,083	$408

At March 31, 2012, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at March 31, 2012 have depreciated approximately 1.99% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 2.31% and a weighted-average coupon rate of 2.42% at March 31, 2012.

U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligation securities, and municipal bonds in loss positions at March 31, 2012 had depreciated approximately 1.55% from the Company’s amortized cost basis as of March 31, 2012. All of the agency and municipal securities are issued by U.S. government agencies, U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

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

At March 31, 2012, the five privately-issued CMO securities in loss positions more than 12 months had depreciated approximately 11.12% from the Company’s carrying value and include securities collateralized by residential mortgage loans and residential home equity loans. Five of these securities with fair values totaling $917,000 and unrealized losses of $83,000 at March 31, 2012 were rated below investment grade by a nationally recognized statistical rating organization.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO portfolio each quarter using an independent third party analysis. At March 31, 2012, the Company held twenty privately-issued CMO securities acquired in a 2009 bank acquisition with an aggregate carrying value of $6.1 million and fair value of $7.3 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies. Based on the independent third party analysis of the expected cash flows, management has determined that the declines in value for these securities are temporary and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO portfolio. While the Company did not recognize a credit-related impairment loss at March 31, 2012, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

The Company realized gross gains on sales of available for sale municipal securities of $68,000 for the six months ended March 31, 2011.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at March 31, 2012 and September 30, 2011 consisted of the following:

	March 31,	September 30,
	2012	2011
	(In thousands)
Real estate mortgage:
1-4 family residential	$167,150	$169,353
Multi-family residential	24,426	24,909
Commercial	80,500	73,513
Residential construction	9,052	8,002
Commercial construction	4,147	4,144
Land and land development	12,820	12,947
Commercial business loans	37,007	40,628
Consumer:
Home equity loans	14,287	15,210
Auto loans	8,577	9,827
Other consumer loans	3,747	4,514
Gross loans	361,713	363,047

Deferred loan origination fees and costs, net	481	558
Undisbursed portion of loans in process	(3,581)	(4,501)
Allowance for loan losses	(4,923)	(4,672)

Loans, net	$353,690	$354,432

During the six-month period ended March 31, 2012, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the components of the recorded investment in loans for each portfolio class as of March 31, 2012:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$167,150	$80,500	$24,426	$9,618	$12,820	$37,007	$26,611	$358,132

Accrued interest receivable	630	276	77	24	41	159	96	1,303

Net deferred loan origination fees and costs	560	(64)	(3)	(6)	(7)	(24)	25	481

Recorded investment in loans	$168,340	$80,712	$24,500	$9,636	$12,854	$37,142	$26,732	$359,916

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,043	$1,682	$-	$174	$340	$98	$215	$4,552

Collectively evaluated for impairment	165,561	78,834	24,500	9,462	12,514	37,044	26,478	354,393

Acquired with deteriorated credit quality	736	196	-	-	-	-	39	971

Ending balance	$168,340	$80,712	$24,500	$9,636	$12,854	$37,142	$26,732	$359,916

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the allowance for loan losses as of March 31, 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$60	$70	$-	$-	$-	$-	$11	$141

Collectively evaluated for impairment	919	1,542	647	64	33	1,379	198	4,782

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$979	$1,612	$647	$64	$33	$1,379	$209	$4,923

An analysis of the allowance for loan losses as of September 30, 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$84	$70	$-	$-	$-	$-	$31	$185

Collectively evaluated for impairment	749	1,244	604	56	53	1,525	256	4,487

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$833	$1,314	$604	$56	$53	$1,525	$287	$4,672

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$932	$1,418	$593	$56	$30	$1,427	$247	$4,703
Provisions	56	208	54	8	3	(48)	(11)	270
Charge-offs	(104)	(14)	-	-	-	-	(40)	(158)
Recoveries	95	-	-	-	-	-	13	108

Ending balance	$979	$1,612	$647	$64	$33	$1,379	$209	$4,923

An analysis of the changes in the allowance for loan losses for the six months ended March 31, 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$833	$1,314	$604	$56	$53	$1,525	$287	$4,672
Provisions	330	312	43	8	(20)	(147)	63	589
Charge-offs	(290)	(14)	-	-	-	-	(167)	(471)
Recoveries	106	-	-	-	-	1	26	133

Ending balance	$979	$1,612	$647	$64	$33	$1,379	$209	$4,923

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$1,203	$896	$550	$133	$29	$787	$361	$3,959
Provisions	44	(16)	4	12	8	223	12	287
Charge-offs	(24)	-	-	-	-	(53)	(42)	(119)
Recoveries	13	-	-	-	-	4	13	30

Ending balance	$1,236	$880	$554	$145	$37	$961	$344	$4,157

An analysis of the changes in the allowance for loan losses for the six months ended March 31, 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$1,242	$600	$369	$218	$62	$891	$429	$3,811
Provisions	218	285	185	(65)	(25)	62	(21)	639
Charge-offs	(237)	(5)	-	(8)	-	(53)	(94)	(397)
Recoveries	13	-	-	-	-	61	30	104

Ending balance	$1,236	$880	$554	$145	$37	$961	$344	$4,157

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of March 31, 2012 and for the three and six months ended March 31, 2012 and 2011. The Company did not recognize any interest income on impaired loans for the three and six months ended March 31, 2012 and 2011.

	At March 31, 2012			Three Months Ended March 31,		Six Months Ended March 31,
	Recorded Investment	Unpaid Principal Balance	Related Allowance	2012 Average Recorded Investment	2011 Average Recorded Investment	2012 Average Recorded Investment	2011 Average Recorded Investment
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$1,893	$2,254	$-	$2,706	$2,533	$2,999	$2,475
Commercial real estate	1,444	1,461	-	1,121	1,196	1,047	1,187
Multifamily	-	-	-	-	16	-	11
Construction	174	174	-	174	548	174	572
Land and land development	340	346	-	340	397	340	265
Commercial business	98	98	-	49	154	33	217
Consumer	116	118	-	87	235	102	247

	$4,065	$4,451	$-	$4,477	$5,079	$4,695	$4,974

Loans with an allowance recorded:
Residential real estate	$150	$151	$60	$149	$345	$158	$552
Commercial real estate	238	235	70	238	486	237	324
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	140	-	140
Land and land development	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	99	99	11	90	98	87	97

	$487	$485	$141	$477	$1,069	$482	$1,113

Total:
Residential real estate	$2,043	$2,405	$60	$2,855	$2,878	$3,157	$3,027
Commercial real estate	1,682	1,696	70	1,359	1,682	1,284	1,511
Multifamily	-	-	-	-	16	-	11
Construction	174	174	-	174	688	174	712
Land and land development	340	346	-	340	397	340	265
Commercial business	98	98	-	49	154	33	217
Consumer	215	217	11	177	333	189	344

	$4,552	$4,936	$141	$4,954	$6,148	$5,177	$6,087

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans by class of loans at March 31, 2012:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,043	$270	$2,313
Commercial real estate	1,682	-	1,682
Multifamily	-	-	-
Construction	174	-	174
Land and land development	340	-	340
Commercial business	98	397	495
Consumer	215	5	220

Total	$4,552	$672	$5,224

The following table presents the recorded investment in nonperforming loans by class of loans at September 30, 2011:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$3,758	$603	$4,361
Commercial real estate	1,133	949	2,082
Multifamily	-	-	-
Construction	174	-	174
Land and land development	340	-	340
Commercial business	2	99	101
Consumer	215	61	276

Total	$5,622	$1,712	$7,334

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at March 31, 2012 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$3,140	$1,909	$1,848	$6,897	$161,443	$168,340
Commercial real estate	547	6	1,609	2,162	78,550	80,712
Multifamily	45	-	-	45	24,455	24,500
Construction	-	-	174	174	9,462	9,636
Land and land development	60	-	340	400	12,454	12,854
Commercial business	135	27	495	657	36,485	37,142
Consumer	442	54	122	618	26,114	26,732

Total	$4,369	$1,996	$4,588	$10,953	$348,963	$359,916

The following table presents the aging of the recorded investment in past due loans at September 30, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,145	$842	$2,213	$7,200	$163,754	$170,954
Commercial real estate	216	400	2,003	2,619	71,195	73,814
Multifamily	-	-	-	-	24,990	24,990
Construction	-	-	174	174	7,483	7,657
Land and land development	47	-	341	388	12,612	13,000
Commercial business	122	932	101	1,155	39,577	40,732
Consumer	246	274	147	667	29,032	29,699

Total	$4,776	$2,448	$4,979	$12,203	$348,643	$360,846

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2012, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$153,894	$74,728	$21,362	$9,462	$12,102	$34,674	$25,964	$332,186
Special Mention	2,815	2,293	322	-	377	1,508	93	7,408
Substandard	10,990	3,453	2,816	174	375	960	625	19,393
Doubtful	641	238	-	-	-	-	50	929
Loss	-	-	-	-	-	-	-	-

Total	$168,340	$80,712	$24,500	$9,636	$12,854	$37,142	$26,732	$359,916

As of September 30, 2011, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$157,240	$67,572	$22,699	$7,483	$12,223	$37,639	$28,869	$333,725
Special Mention	2,044	2,296	327	-	402	1,819	74	6,962
Substandard	10,696	3,711	1,964	174	375	1,272	650	18,842
Doubtful	974	235	-	-	-	2	106	1,317
Loss	-	-	-	-	-	-	-	-

Total	$170,954	$73,814	$24,990	$7,657	$13,000	$40,732	$29,699	$360,846

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Modification of a loan is considered to be a troubled debt restructuring (“TDR”) if the debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider. By granting the concession, the Company expects to obtain more cash or other value from the debtor, or to increase the probability of receipt, than would be expected by not granting the concession. The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession will be granted when, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest at the original stated rate. A concession may also be granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

Loans modified in a TDR may be retained in accrual status if the borrower has maintained a period of performance in which the borrower’s lending relationship was not greater than ninety days delinquent at the time of restructuring and the Company determines the future collection of principal and interest is reasonably assured. Loans modified in a TDR that are placed on nonaccrual status at the time of restructuring will continue in nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of at least six consecutive months.

The following table summarizes the Company’s recorded investment in TDRs by class of loan and accrual status at March 31, 2012 and September 30, 2011. There was no specific reserve included in the allowance for loan losses related to TDRs at March 31, 2012 or September 30 2011.

	Accruing	Nonaccrual	Total
	(In thousands)
March 31, 2012:
Residential real estate	$1,914	$-	$1,914
Commercial real estate	1,310	-	1,310
Multifamily	2,379	-	2,379

Total	$5,603	$-	$5,603

September 30, 2011:
Residential real estate	$1,499	$-	$1,499
Commercial real estate	812	-	812

Total	$2,311	$-	$2,311

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three- and six-month periods ended March 31, 2012:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(In thousands)

Three Months Ended March 31, 2012:
Residential real estate	5	$593	$603
Commercial real estate	1	772	506
Multifamily	1	1,797	2,313

Total	7	$3,162	$3,422

Six Months Ended March 31, 2012:
Residential real estate	7	$790	$789
Commercial real estate	1	772	506
Multifamily	1	1,797	2,313

Total	9	$3,359	$3,608

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the state interest rate, extension of the maturity date, and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

The Company has not committed to lend any additional amounts as of March 31, 2012 and September 30, 2011 to customers with outstanding loans that are classified as TDRs.

During the six-month period ended March 31, 2012, the Company had one TDR with a balance of $262,000 that was modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due). The Company recognized a net charge-off of $42,000 for this TDR during the three-month period ended March 31, 2012.

4.	Real Estate Development and Construction

On March 22, 2011 the Company acquired a 4.077 acre parcel of land in New Albany, Indiana for $2.97 million. On April 5, 2012, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) to develop the land for retail purposes through its subsidiary, FFCC. The retail development may include a future branch location, but the Bank has not yet filed an application with the OCC seeking approval to locate a branch on the site. The total cost of the development is expected to be approximately $6.9 million, including the $3.3 million paid as of March 31, 2012. The development costs will be partially funded by a $5 million loan commitment from another financial institution. The loan commitment is for a 10 year term loan with a fixed interest rate of 4% for the first six years of the loan term, then adjusting annually thereafter to the one-year LIBOR rate plus 250 basis points. The development is expected to be completed by December 31, 2013.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share information is presented below for the three-month and six-month periods ended March 31, 2012 and 2011.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)

Basic:
Earnings:
Net income	$964	$970	$1,874	$2,054
Less: Preferred stock dividends declared	(43)	-	(85)	-

Net income available to common shareholders	$921	$970	$1,789	$2,054

Shares:
Weighted average common shares outstanding	2,156,730	2,127,440	2,155,539	2,142,246

Net income per common share, basic	$0.43	$0.46	$0.83	$0.96

Diluted:
Earnings:
Net income	$964	$970	$1,874	$2,054
Less: Preferred stock dividends declared	(43)	-	(85)	-

Net income available to common shareholders	$921	$970	$1,789	$2,054

Shares:
Weighted average common shares outstanding	2,156,730	2,127,440	2,155,539	2,142,246
Add: Dilutive effect of outstanding options	48,435	39,937	45,759	27,827
Add: Dilutive effect of restricted stock	17,422	17,869	15,779	13,848
Weighted average common shares outstanding as adjusted	2,222,586	2,185,246	2,217,077	2,183,921

Net income per common share, diluted	$0.41	$0.44	$0.81	$0.94

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2012	2011
	(In thousands)
Cash payments for:
Interest	$2,764	$3,326
Taxes	199	490

Transfers from loans to foreclosed real estate	787	882

Proceeds from sales of foreclosed real estate financed through loans	647	221

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2012 and September 30, 2011. The Company had no liabilities measured at fair value as of March 31, 2012 or September 30, 2011.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2012:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency bonds and notes	$-	$19,756	$-	$19,756
Agency mortgage-backed	-	22,268	-	22,268
Agency CMO	-	22,774	-	22,774
Privately-issued CMO	-	11,919	-	11,919
Municipal	-	48,398	-	48,398
Equity securities	74	-	-	74
Total securities available for sale	$74	$125,115	$-	$125,189

Interest rate cap contract	$-	$30	$-	$30

Assets Measured - Nonrecurring Basis:
Impaired loans	$-	$4,411	$-	$4,411
Loans held for sale	-	121	-	121
Foreclosed real estate	-	1,024	-	1,024

September 30, 2011:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency bonds and notes	$-	$12,866	$-	$12,866
Agency mortgage-backed	-	18,309	-	18,309
Agency CMO	-	25,691	-	25,691
Privately-issued CMO	-	11,396	-	11,396
Municipal	-	40,259	-	40,259
Equity securities	56	-	-	56
Total securities available for sale	$56	$108,521	$-	$108,577

Interest rate cap contract	$-	$50	$-	$50

Assets Measured - Nonrecurring Basis:
Impaired loans	$-	$5,437	$-	$5,437
Foreclosed real estate	-	1,028	-	1,028

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

Transfers Between Categories. There were no transfers into or out of the Company's Level 3 financial assets for the six-month periods ended March 31, 2012 and 2011. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six-month periods ended March 31, 2012 and 2011.

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

	March 31, 2012		September 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and due from banks	$12,440	$12,440	$18,099	$18,099
Interest-bearing deposits with banks	5,891	5,891	9,104	9,104
Securities available for sale	125,189	125,189	108,577	108,577
Securities held to maturity	8,742	9,255	9,506	9,690

Loans, net	353,690	366,561	354,432	366,803

Loans held for sale	121	121	-	-

Federal Home Loan Bank stock	4,900	4,900	4,400	4,400
Accrued interest receivable	2,212	2,212	2,198	2,198

Financial liabilities:
Deposits	409,706	416,414	387,626	394,303
Short-term repurchase agreements	1,325	1,325	16,403	16,457
Borrowings from Federal Home Loan Bank	53,100	54,355	53,137	54,534
Accrued interest payable	276	276	399	399
Advance payments by borrowers for taxes and insurance	315	315	330	330

Derivative financial instruments included in other assets:
Interest rate cap	30	30	50	50

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three- and six-month periods ended March 31, 2012 amounted to $62,000 and $122,000, respectively. Compensation expense recognized for the three- and six-month periods ended March 31, 2011 amounted to $59,000 and $125,000, respectively. Company common stock held by the ESOP trust at March 31, 2012 was as follows:

Allocated shares	76,269
Unearned shares	127,094
Total ESOP shares	203,363

Fair value of unearned shares	$2,173,000

9.	Stock Based Compensation Plans

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were later granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The restricted stock vests ratably over a five-year period from the grant date. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for both the three-month periods ended March 31, 2012 and 2011 amounted to $65,000. Compensation expense related to restricted stock recognized for both the six-month periods ended March 31, 2012 and 2011 amounted to $130,000. A summary of the Company’s nonvested restricted shares activity under the Plan as of March 31, 2012 and changes during the six-month period then ended is presented below.

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2011	78,470	$13.25
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2012	78,470	$13.25

At March 31, 2012, there was $813,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 3.1 years.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity under the Plan as of March 31, 2012, and changes during the six-month period then ended is presented below.

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
(Dollars in thousands, except per share data)

Outstanding at October 1, 2011	245,232	$13.25
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at March 31, 2012	245,232	$13.25	8.1	$944

Exercisable at March 31, 2012	49,050	$13.25	8.1	$189

The Company recognized compensation expense related to stock options of $38,000 and $76,000 for the three- and six-month periods ended March 31, 2012, respectively. The Company recognized compensation expense related to stock options of $38,000 and $101,000 for the three- and six-month periods ended March 31, 2011, respectively. At March 31, 2012, there was $474,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period of 3.1 years.

10.	Preferred Stock

On August 11, 2011, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the United States Department of the Treasury, pursuant to which the Company issued 17,120 shares of the its Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $17,120,000. The Purchase Agreement was entered into, and the Series A Preferred Stock was issued, pursuant to the Small Business Lending Fund (“SBLF”) program, a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to nine 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the third dividend period ended March 31, 2012 was 1.0% and the weighted average dividend rate for the six-month period ended March 31, 2012 was 1.0%.

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

The Series A Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register the Series A Preferred Stock under certain circumstances set forth in the Purchase Agreement. The Series A Preferred Stock is not subject to any contractual restrictions on transfer.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements by U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarifications of FASB ASC Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Adoption of this ASU did not have any impact on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

During the six-month period ended March 31, 2012, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2011.

Comparison of Financial Condition at March 31, 2012 and September 30, 2011

Cash and Cash Equivalents. Cash and cash equivalents decreased from $27.2 million at September 30, 2011 to $18.3 million at March 31, 2012, due to decreases in cash and due from banks of $5.7 million and interest-bearing deposits with banks of $3.2 million. The decrease in cash and cash equivalents was primarily used to fund purchases of securities available for sale.

Loans. Net loans receivable decreased $742,000, from $354.4 million at September 30, 2011 to $353.7 million at March 31, 2012, primarily due to decreases in commercial business loans of $3.6 million, consumer loans of $2.9 million, residential permanent and construction loans of $1.2 million and multi-family residential mortgage loans of $483,000, which more than offset an increase in nonresidential permanent and construction loans of $7.0 million. The decreases in commercial business loans, residential mortgage loans, and consumer loans are primarily due to loan payoffs that have not been replaced by new originations for the Bank’s in-house loan portfolio.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Securities Available for Sale. Securities available for sale increased $16.6 million from $108.6 million at September 30, 2011 to $125.2 million at March 31, 2012 due primarily to purchases of $35.9 million, partially offset by maturities and calls of $9.1 million and principal repayments of $10.5 million. The increase in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities and municipal securities, was primarily funded by the decrease in cash and cash equivalents.

Securities Held to Maturity. Investment securities held-to-maturity decreased $764,000 from $9.5 million at September 30, 2011 to $8.7 million at March 31, 2012 due primarily to principal repayments on mortgage-backed securities.

Deposits. Total deposits increased $22.1 million from $387.6 million at September 30, 2011 to $409.7 million at March 31, 2012 primarily due to increases in noninterest-bearing demand deposit accounts of $5.4 million, interest-bearing demand deposit accounts of $9.9 million, savings accounts of $3.1 million, and money market deposit accounts of $6.8 million, which more than offset a decrease in certificates of deposit of $3.1 million during the period. The decrease in certificates of deposit occurred primarily in maturities of twelve months and less, which more than offset an increase in brokered certificates of deposit of $8.0 million. Management has elected to replace some higher-rate maturing retail time deposits with brokered certificates of deposit given the advantageous lower interest rates.

Borrowings. Repurchase agreements decreased $15.1 million from $16.4 million at September 30, 2011 to $1.3 million at March 31, 2012 due to maturities. The repurchase agreements were replaced by increases in transactional deposit accounts and brokered certificates of deposit.

Stockholders’ Equity. Stockholders’ equity increased $2.3 million from $76.6 million at September 30, 2011 to $78.9 million at March 31, 2012. The increase was due primarily to $1.8 million of retained net earnings and a $323,000 increase in net unrealized gains on securities available for sale.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended March 31, 2012 and 2011

Overview. The Company reported net income of $1.9 million and net income available to common shareholders of $1.8 million, or $0.81 per diluted share, for the six-month period ended March 31, 2012 compared to net income of $2.1 million, or $0.94 per diluted share, for the six-month period ended March 31, 2011.

Net Interest Income. Net interest income increased $48,000, or 0.9%, for the six-month period ended March 31, 2012 compared to the same period in 2011. Average interest-earnings assets increased $25.9 million and average interest-bearing liabilities increased $2.0 million when comparing the two periods. The tax-equivalent interest rate spread was 4.13% for 2012 as compared to 4.33% for 2011.

Total interest income decreased $346,000, or 5.4%, when comparing the two periods due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 5.64% for 2011 to 5.25% for 2012, which more than offset the change in interest income due to an increase in the average balance of interest-earning assets of $25.9 million from $465.6 million for 2011 to $491.5 million for 2012. The average balance of loans and investment securities increased $16.8 million and $7.9 million, respectively, when comparing the two periods.

Total interest expense decreased $394,000, or 30.3%, due primarily to a decrease in the average cost of interest-bearing liabilities from 1.31% for 2011 to 1.12% for 2012, which more than offset the change in interest expense due to an increase in the average balance of interest-bearing liabilities of $2.0 million from $421.0 million for 2011 to $423.0 million for 2012. The average cost of interest-bearing liabilities decreased for 2012 primarily as a result of lower market interest rates as compared to 2011, the repricing of certificates of deposit at lower market interest rates as they matured and the utilization of lower-cost brokered certificates of deposit as an alternative source of funding. The average balance of deposits increased $9.3 million while the average balance of borrowings decreased $7.3 million when comparing the two periods.

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

	Six Months Ended March 31,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$4,547	$6	0.26%	$3,971	$7	0.35%
Loans	359,992	10,187	5.66	343,187	10,366	6.04
Investment securities	99,558	2,330	4.68	98,920	2,485	5.02
Agency mortgage-backed securities	22,774	298	2.62	15,478	204	2.64
Federal Home Loan Bank stock	4,663	72	3.09	4,081	58	2.84
Total interest-earning assets	491,534	12,893	5.25	465,637	13,120	5.64

Non-interest-earning assets	46,001			43,088
Total assets	$537,535			$508,725

Liabilities and equity:
NOW accounts	$70,332	$192	0.55%	$65,632	$177	0.54
Money market deposit accounts	43,340	164	0.76	36,690	134	0.73
Savings accounts	42,319	54	0.26	39,068	51	0.26
Time deposits	195,247	1,357	1.39	200,527	1,685	1.68
Total interest-bearing deposits	351,238	1,767	1.01	341,917	2,047	1.20

Borrowings (1)	71,734	598	1.67	79,083	712	1.80
Total interest-bearing liabilities	422,972	2,365	1.12	421,000	2,759	1.31

Non-interest-bearing deposits	34,659			29,983
Other non-interest-bearing liabilities	2,706			2,753
Total liabilities	460,337			453,736

Total equity	77,198			54,989
Total liabilities and equity	$537,535			$508,725
Net interest income		$10,528			$10,361
Interest rate spread			4.13%			4.33%
Net interest margin			4.28%			4.45%
Average interest-earning assets to average interest-bearing liabilities			116.21%			110.60%

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

	Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$(2)	$1	$(1)
Loans	(808)	629	(179)
Investment securities	(171)	16	(155)
Agency mortgage-backed securities	(1)	95	94
Other interest-earning assets	5	9	14
Total interest-earning assets	(977)	750	(227)

Interest expense:
Deposits	(338)	58	(280)
Borrowings (1)	(50)	(64)	(114)
Total interest-bearing liabilities	(388)	(6)	(394)
Net increase (decrease) in net interest income	$(589)	$756	$167

(1) Includes Federal Home Loan Bank borrowings and repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $589,000 for the six months ended March 31, 2012 compared to $639,000 for the same period in 2011.

Net charge-offs were $338,000 for the six months ended March 31, 2012 compared to net charge-offs of $293,000 for the same period in 2011.

The recorded investment in nonperforming loans was $5.2 million at March 31, 2012 compared to $7.3 million at September 30, 2011 and $6.7 million at March 31, 2011. Nonperforming loans at March 31, 2012 include nonaccrual loans of $4.6 million and loans totaling $672,000 that are over 90 days past due, but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery. The decrease in nonperforming loans from September 30, 2011 to March 31, 2012 is due primarily to a single borrower relationship that was transferred from nonaccrual to accrual status during the six months ended March 31, 2012. This lending relationship had a total recorded investment of approximately $2.0 million at March 31, 2012 and is secured by 23 non-owner occupied, one-to-four family investment properties, which were predominately constructed in the past ten years and sold on contract to their occupants. All of these loans were current at March 31, 2012 and the borrower had made all contractual principal and interest payments for a period of at least six consecutive months.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Gross loans receivable increased $15.3 million from $346.4 million at March 31, 2011 to $361.7 million at March 31, 2012, primarily due to increases in nonresidential permanent and construction loans of $15.6 million, commercial business loans of $7.5 million, multi-family residential mortgage loans of $1.0 million, and land and land development loans of $3.1 million, which more that offset decreases in residential permanent and construction loans of $5.2 million, and consumer loans of $6.7 million when comparing the two periods. The decreases in residential mortgage loans and consumer loans are primarily due to loan payoffs that have not been replaced by new originations.

The allowance for loan losses was $4.9 million at March 31, 2012 compared to $4.7 million at September 30, 2011 and $4.2 million at March 31, 2011. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income. Noninterest income decreased $158,000 for the six-month period ended March 31, 2012 as compared to the same period in 2011. The decrease was due primarily to decreases in service charges on deposit accounts of $99,000, net gains on the sale of loans of $66,000 and gains on the sale of securities available for sale of $68,000 for the 2012 period as compared to 2011, and a $20,000 unrealized loss on an interest rate cap contract for the six-month period ended March 31, 2012, compared to an unrealized gain of $33,000 on the interest rate cap contract for the same period in 2011. The decrease in service charges on deposits was due primarily to a decrease in overdraft fee income and the decrease in gains on sales of securities available for sale is due to gains recognized in the 2011 period while no sales of securities available for sale occurred in the 2012 period. These decreases offset increases in commissions and other income for 2012.

Noninterest Expense. Noninterest expenses increased $296,000 for the six-month period ended March 31, 2012 as compared to the same period in 2011. The increase was due primarily to increases in advertising expense, professional fees, and data processing expense of $197,000, $137,000 and $67,000, respectively, which more than offset decreases in FDIC insurance premiums and net losses on foreclosed real estate of $100,000 and $122,000, respectively. The increase in adverting expense was due primarily to a rebranding and advertising campaign for the Bank’s new brand and logo that was launched in September 2011. The increase in professional fees was due to consulting fees related to the development and enhancement of the Bank’s cash management services and expenditures associated with the acquisition and integration of the four Indiana branch locations from First Federal Savings Bank of Elizabethtown that is currently scheduled to close on July 6, 2012. The increase in data processing is due primarily to expenditures associated with the planned integration of the branches to be acquired in July 2012.

Income Tax Expense. The Company recognized income tax expense of $690,000 for the six-month period ended March 31, 2012, for an effective tax rate of 26.9%, compared to income tax expense of $866,000, for an effective tax rate of 29.7%, for the same period in 2011. The lower effective tax rate for the six months ended March 31, 2012 was due primarily to a higher level of tax exempt income as a percent of income before taxes for 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Overview. The Company reported net income of $964,000 and net income available to common shareholders of $921,000, or $0.41 per diluted share, for the quarter ended March 31, 2012 compared to net income of $970,000, or $0.44 per diluted share, for the quarter ended March 31, 2011.

Net Interest Income. Net interest income increased $7,000, or 0.1%, for the three months ended March 31, 2012 compared to the same period in 2011. Average interest-earnings assets increased $22.7 million and average interest-bearing liabilities decreased $300,000 when comparing the two periods. The tax-equivalent interest rate spread was 4.09% for 2012 as compared to 4.27% for 2011.

Total interest income decreased $206,000, or 1.6%, when comparing the two periods due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 5.53% for 2011 to 5.15% for 2012, which more than offset the change in interest income due to an increase in the average balance of interest-earning assets of $22.7 million from $471.6 million for 2011 to $494.3 million for 2012. The average balance of loans and investment securities increased $16.3 million and $4.0 million, respectively, when comparing the two periods.

Total interest expense decreased $213,000, or 7.6%, due primarily to a decrease in the average cost of interest-bearing liabilities from 1.26% for 2011 to 1.06% for 2012. The average balance of interest-bearing liabilities decreased by $300,000 from $424.9 million for 2011 to $424.6 million for 2012. The average cost of interest-bearing liabilities decreased for 2012 primarily as a result of lower market interest rates as compared to 2011, the repricing of certificates of deposit at lower market interest rates as they matured and the utilization of lower-cost brokered certificates of deposit as alternative sources of funding. The average balance of deposits increased $15.7 million while the average balance of borrowings decreased $15.9 million when comparing the two periods. The decrease in borrowings is due primarily to the maturity of $15.0 million of repurchase agreements that occurred in the quarter ended December 31, 2011.

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

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$5,473	$2	0.15%	$3,954	$4	0.40%
Loans	359,572	4,984	5.54	343,247	5,093	5.94
Investment securities	101,084	1,183	4.68	105,897	1,270	4.80
Agency mortgage-backed securities	23,307	152	2.61	14,449	117	3.24
Federal Home Loan Bank stock	4,900	42	3.43	4,049	30	2.96
Total interest-earning assets	494,336	6,363	5.15	471,596	6,514	5.53

Non-interest-earning assets	46,070			41,096
Total assets	$540,406			$512,692

Liabilities and equity:
NOW accounts	$71,751	$96	0.54%	$64,246	$82	0.51
Money market deposit accounts	44,843	83	0.74	37,085	68	0.73
Savings accounts	42,836	28	0.26	39,730	23	0.23
Time deposits	199,888	649	1.30	202,575	813	1.61
Total interest-bearing deposits	359,318	856	0.95	343,636	986	1.15

Borrowings (1)	65,312	267	1.64	81,251	350	1.72
Total interest-bearing liabilities	424,630	1,123	1.06	424,887	1,336	1.26

Non-interest-bearing deposits	35,386			30,562
Other non-interest-bearing liabilities	2,464			2,634
Total liabilities	462,480			458,083
	,
Total equity	77,926			54,609
Total liabilities and equity	$540,406			$512,692
Net interest income		$5,240			$5,178
Interest rate spread			4.09%			4.27%
Net interest margin			4.24%			4.39%
Average interest-earning assets to average interest-bearing liabilities			116.42%			110.99%

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

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$(5)	$3	$(2)
Loans	(371)	262	(109)
Investment securities	(31)	(56)	(87)
Agency mortgage-backed securities	(16)	51	35
Other interest-earning assets	5	7	12
Total interest-earning assets	(418)	267	(151)

Interest expense:
Deposits	(176)	46	(130)
Borrowings (1)	(16)	(67)	(83)
Total interest-bearing liabilities	(192)	(21)	(213)
Net increase (decrease) in net interest income	$(226)	$288	$62

(1) Includes Federal Home Loan Bank borrowings and repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $270,000 for the three months ended March 31, 2012 compared to $287,000 for the same period in 2011. The decreased level of provision for loan losses for the 2012 period is primarily due to a decrease in nonperforming loans. As discussed earlier, the decrease in nonperforming loans from September 30, 2011 to March 31, 2012 is due primarily to a single borrower relationship that was transferred from nonaccrual to accrual status during the six months ended March 31, 2012. This lending relationship had a total recorded investment of approximately $2.0 million at March 31, 2012 and is secured by 23 non-owner occupied, one-to-four family investment properties, which were predominately constructed in the past ten years and sold on contract to their occupants.

Net charge-offs were $50,000 for the three months ended March 31, 2012 compared to net charge-offs of $89,000 for the same period in 2011.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $24,000 for the three-month period ended March 31, 2012 as compared to the same period in 2011. The increase was due primarily to increases in commissions of $23,000 and other income of $31,000, which more than offset a decrease in service charges on deposit accounts of $39,000. The decrease in service charges on deposits was due primarily to a decrease in overdraft fee income.

Noninterest Expense. Noninterest expenses increased $99,000 for the three-month period ended March 31, 2012 as compared to the same period in 2011. The increase was due primarily to increases in compensation and benefits, data processing, and professional fees expenses of $126,000, $51,000 and $75,000, respectively, which more than offset decreases in FDIC insurance premiums and net losses on foreclosed real estate of $51,000 and $107,000, respectively. The increase in compensation and benefits expense is due primarily to normal salary, wages and benefits increases. The increases in data processing and professional fees expenses are due primarily to expenditures associated with the aforementioned branch acquisition.

Income Tax Expense. The Company recognized income tax expense of $364,000 for the quarter ended March 31, 2012, for an effective tax rate of 27.4%, compared to income tax expense of $409,000, for an effective tax rate of 29.7%, for the same period in 2011. The lower effective tax rate for the three months ended March 31, 2012 was due primarily to a higher level of tax exempt income as a percent of income before taxes for 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2012, the Bank had cash and cash equivalents of $18.3 million and securities available-for-sale with a fair value of $125.2 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2012, the Company had liquid assets of $1.5 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2012, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with tangible, core and risk-based capital ratios of 11.74%, 11.74% and 18.56%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At March 31, 2012, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six months ended March 31, 2012, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

The following table is provided by the OCC and sets forth the change in the Bank’s NPV at December 31, 2011 based on OCC assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Given the timing of the release of this information, the information as of March 31, 2012 is unavailable for inclusion in this report. Management believes that there have been no material changes in the market risk of the Company’s asset and liability positions since December 31, 2011.

	At December 31, 2011
	Net Portfolio Value			Net Portfolio Value as a
	Dollar	Dollar	Percent	Percent of Present Value of Assets
Change in Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$67,263	$(12,734)	(16)%	12.67%	(174	)bp
200bp	73,338	(6,659)	(8)	13.57	(84	)bp
100bp	77,722	(2,275)	(3)	14.16	(25	)bp
Static	79,997	-	-	14.41	-	bp
(100)bp	78,685	(1,312)	(2)	14.12	(29	)bp

The preceding table indicates that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates and decrease slightly in the event of a sudden and sustained decrease of 100 basis points in rates. The expected decrease in the Bank’s NPV given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At March 31, 2012, approximately 61.3% of the loan portfolio consisted of fixed-rate loans.

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

During the quarter ended March 31, 2012, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item1.	Legal Proceedings

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

Item1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011 which could materially affect our business, financial condition or future results. Other than as noted below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K, however, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following disclosure has been added to the risk factor entitled “Changing interest rates may hurt our earnings and asset value”:

At March 31, 2012 approximately $219.6 million, or 61.3% of the total loan portfolio, consisted of fixed-rate mortgage loans. This investment in fixed-rate mortgage loans exposes the Company to increased levels of interest rate risk.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended March 31, 2012:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2012 through January 31, 2012	—	—	—	60,942
February 1, 2012 through February 29, 2012	—	—	—	60,942
March 1, 2012 through March 31, 2012	—	—	—	60,942
Total	—	—	—	60,942

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

None.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated May 15, 2012	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated May 15, 2012	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-57-