Form 10-Q
period 2012-06-30
First Savings Financial Group Inc
filed 2012-08-14
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2012 was 2,359,581.

FIRST SAVINGS FINANCIAL GROUP, INC.

INDEX

		Page

Part I	Financial Information

	Item 1. Financial Statements

	Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011 (unaudited)	3

	Consolidated Statements of Income for the three months and nine months ended June 30, 2012 and 2011 (unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months and nine months ended June 30, 2012 and 2011 (unaudited)	5

	Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended June 30, 2012 (unaudited)	6

	Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8-38

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39-50

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	51-53

	Item 4. Controls and Procedures	54

Part II	Other Information

	Item 1. Legal Proceedings	55

	Item 1A. Risk Factors	55

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

	Item 3. Defaults Upon Senior Securities	56

	Item 4. Mine Safety Disclosures	56

	Item 5. Other Information	56

	Item 6. Exhibits	57

Signatures		58

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2012	2011

ASSETS
Cash and due from banks	$7,694	$18,099
Interest-bearing deposits with banks	7,588	9,104
Total cash and cash equivalents	15,282	27,203

Trading account securities	2,130	-
Securities available for sale, at fair value	153,729	108,577
Securities held to maturity	8,406	9,506

Loans held for sale	92	-
Loans, net	365,157	354,432

Federal Home Loan Bank stock, at cost	5,400	4,400
Real estate development and construction	4,112	-
Premises and equipment	10,246	10,444
Foreclosed real estate	1,415	1,028
Accrued interest receivable:
Loans	1,354	1,382
Securities	1,280	816
Cash surrender value of life insurance	8,483	8,548
Goodwill	5,940	5,940
Core deposit intangible	1,933	2,154
Other assets	2,079	2,656

Total Assets	$587,038	$537,086

LIABILITIES
Deposits:
Noninterest-bearing	$39,095	$33,426
Interest-bearing	363,904	354,200
Total deposits	402,999	387,626

Repurchase agreements	1,327	16,403
Borrowings from Federal Home Loan Bank	98,044	53,137
Accrued interest payable	248	399
Advance payments by borrowers for taxes and insurance	406	330
Accrued expenses and other liabilities	2,997	2,590
Total Liabilities	506,021	460,485

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued 17,120 shares; aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares	25	25
Additional paid-in capital	41,953	41,729
Retained earnings - substantially restricted	38,819	35,801
Accumulated other comprehensive income	4,397	3,354
Unearned ESOP shares	(1,235)	(1,343)
Unearned stock compensation	(747)	(942)
Less treasury stock, at cost - 182,461 shares (172,333 shares at September 30, 2011)	(2,195)	(2,023)
Total Stockholders’ Equity	81,017	76,601

Total Liabilities and Stockholders’ Equity	$587,038	$537,086

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2012	2011	2012	2011

INTEREST INCOME
Loans, including fees	$5,083	$5,155	$15,217	$15,488
Securities:
Taxable	1,117	1,159	2,919	3,312
Tax-exempt	317	244	862	598
Dividend income	38	26	110	84
Interest-bearing deposits with banks	4	8	10	15
Total interest income	6,559	6,592	19,118	19,497

INTEREST EXPENSE
Deposits	817	970	2,584	3,017
Repurchase agreements	2	84	64	241
Borrowings from Federal Home Loan Bank	305	273	841	828
Total interest expense	1,124	1,327	3,489	4,086

Net interest income	5,435	5,265	15,629	15,411
Provision for loan losses	308	435	897	1,074

Net interest income after provision for loan losses	5,127	4,830	14,732	14,337

NONINTEREST INCOME
Service charges on deposit accounts	289	348	864	1,022
Net gain on sales of available for sale securities	18	-	18	68
Net gain on trading account securities	31	-	31	-
Unrealized gain (loss) on derivative contract	(13)	(31)	(33)	2
Net gain on sales of loans	41	124	114	263
Increase in cash surrender value of life insurance	72	81	221	230
Gain on life insurance	321	-	321	-
Commission income	67	74	202	160
Other income	219	196	633	531
Total noninterest income	1,045	792	2,371	2,276

NONINTEREST EXPENSE
Compensation and benefits	2,326	2,130	6,593	6,387
Occupancy and equipment	468	445	1,403	1,343
Data processing	452	273	1,074	828
Advertising	122	76	481	238
Professional fees	301	141	711	414
FDIC insurance premiums	83	149	266	432
Net loss on foreclosed real estate	96	108	206	340
Other operating expenses	721	734	2,202	2,145
Total noninterest expense	4,569	4,056	12,936	12,127
Income before income taxes	1,603	1,566	4,167	4,486
Income tax expense	331	443	1,021	1,309
Net Income	$1,272	$1,123	$3,146	$3,177

Preferred stock dividends declared	43	-	128	-
Net Income Available to Common Shareholders	$1,229	$1,123	$3,018	$3,177

Net income per common share:
Basic	$0.57	$0.53	$1.40	$1.48
Diluted	$0.55	$0.51	$1.36	$1.45

Weighted average common shares outstanding:
Basic	2,167,488	2,134,841	2,159,515	2,141,023
Diluted	2,237,130	2,188,782	2,223,922	2,186,021

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011

Net Income	$1,272	$1,123	$3,146	$3,177

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	1,109	1,174	1,598	(152)
Income tax (expense) benefit	(377)	(465)	(543)	52
Net of tax amount	732	709	1,055	(100)

Less: reclassification adjustment for realized gains included in net income	(18)	-	(18)	(68)
Income tax expense	6	-	6	23
Net of tax amount	(12)	-	(12)	(45)

Other Comprehensive Income (Loss)	720	709	1,043	(145)

Comprehensive Income	$1,992	$1,832	$4,189	$3,032

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Balances at September 30, 2010	$-	$25	$24,310	$31,889	$2,959	$(2,703)	(1,329)	55,151

Net income	-	-	-	3,177	-	-	-	3,177

Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	-	-	-	-	(145)	-	-	(145)

Stock compensation expense	-	-	139	-	-	195	-	334

Shares released by ESOP trust	-	-	64	14	-	121	-	199

Purchase of 49,731 treasury shares	-	-	-	-	-	-	(726)	(726)

Balances at June 30, 2011	$-	$25	$24,513	$35,080	$2,814	$(2,387)	$(2,055)	$57,990

Balances at September 30, 2011	$-	$25	$41,729	$35,801	$3,354	$(2,285)	$(2,023)	$76,601

Net income	-	-	-	3,146	-	-	-	3,146

Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	-	-	-	-	1,043	-	-	1,043

Preferred stock dividends declared	-	-	-	(128)	-	-	-	(128)

Stock compensation expense	-	-	147	-	-	195	-	342

Shares released by ESOP trust	-	-	77	-	-	108	-	185

Purchase of 10,128 treasury shares	-	-	-	-	-	-	(172)	(172)

Balances at June 30, 2012	$-	$25	$41,953	$38,819	$4,397	$(1,982)	$(2,195)	$81,017

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,146	$3,177
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	897	1,074
Depreciation and amortization	740	678
Amortization of premiums and accretion of discounts on securities, net	256	(151)
Net purchases of trading account securities	(2,100)	-
Net gain on trading account securities	(31)	-
Loans originated for sale	(5,231)	(8,721)
Proceeds on sales of loans	5,253	10,764
Net gain on sales of loans	(114)	(263)
Net realized and unrealized loss on foreclosed real estate	83	204
Net gain on sales of available for sale securities	(18)	(68)
Unrealized (gain) loss on derivative contract	33	(2)
Gain on life insurance	(321)	-
Increase in cash surrender value of life insurance	(221)	(230)
Deferred income taxes	17	287
ESOP and stock compensation expense	494	517
Increase in accrued interest receivable	(436)	(184)
Decrease in accrued interest payable	(151)	(14)
Change in other assets and liabilities, net	1,072	79
Net Cash Provided By Operating Activities	3,368	7,147

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(69,555)	(39,657)
Proceeds from sales of securities available for sale	518	3,914
Proceeds from maturities of securities available for sale	9,118	15,853
Proceeds from maturities of securities held to maturity	360	303
Principal collected on mortgage-backed securities	16,912	9,065
Net increase in loans	(12,276)	(10,851)
Purchase of Federal Home Loan Bank stock	(1,000)	(351)
Proceeds from redemption of Federal Home Loan Bank stock	-	121
Proceeds from sale of foreclosed real estate	160	951
Investment in real estate development and construction	(4,112)	-
Purchase of premises and equipment	(321)	(1,146)
Net Cash Used In Investing Activities	(60,196)	(21,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	15,373	11,148
Net decrease in repurchase agreements	(15,076)	(314)
Increase (decrease) in Federal Home Loan Bank line of credit	4,963	(667)
Proceeds from Federal Home Loan Bank advances	100,000	105,000
Repayment of Federal Home Loan Bank advances	(60,056)	(102,081)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	76	(51)
Purchase of treasury stock	(172)	(726)
Dividends paid on preferred stock	(201)	-
Net Cash Provided By Financing Activities	44,907	12,309

Net Decrease in Cash and Cash Equivalents	(11,921)	(2,342)

Cash and cash equivalents at beginning of period	27,203	11,278

Cash and Cash Equivalents at End of Period	$15,282	$8,936

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2012, the results of operations for the three- and nine-month periods ended June 30, 2012 and 2011, and the cash flows for the nine-month periods ended June 30, 2012 and 2011. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Agency bonds and notes, agency mortgage-backed securities and agency collateralized mortgage obligations (“CMO”) include securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”), which are U.S. government-sponsored enterprises. Privately-issued CMO and asset-backed securities (“ABS”) are complex securities issued by non-government special-purpose entities that are collateralized by residential mortgage loans and residential home equity loans.

Investment securities have been classified according to management’s intent. The amortized cost of securities and their fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2012:
Securities available for sale:

Agency bonds and notes	$20,657	$154	$-	$20,811
Agency mortgage-backed	43,219	719	34	43,904
Agency CMO	18,978	324	3	19,299
Privately-issued CMO	4,316	521	51	4,786
Privately-issued ABS	5,768	1,138	61	6,845
Municipal	53,795	4,282	54	58,023
Subtotal – debt securities	146,733	7,138	203	153,668

Equity securities	-	61	-	61

Total securities available for sale	$146,733	$7,199	$203	$153,729

Securities held to maturity:

Agency mortgage-backed	$1,629	$127	$-	$1,756
Municipal	6,777	237	-	7,014

Total securities held to maturity	$8,406	$364	$-	$8,770

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2011:
Securities available for sale:

Agency bonds and notes	$12,762	$104	$-	$12,866
Agency mortgage-backed	17,719	590	-	18,309
Agency CMO	25,368	330	7	25,691
Privately-issued CMO	10,037	1,535	176	11,396
Municipal	37,344	2,915	-	40,259
Subtotal – debt securities	103,230	5,474	183	108,521

Equity securities	-	56	-	56

Total securities available for sale	$103,230	$5,530	$183	$108,577

Securities held to maturity:

Agency mortgage-backed	$2,337	$184	$-	$2,521
Municipal	7,169	-	-	7,169

Total securities held to maturity	$9,506	$184	$-	$9,690

The amortized cost and fair value of investment securities as of June 30, 2012 by contractual maturity are shown below. Expected maturities of mortgage-backed securities, CMO and ABS may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due within one year	$750	$753	$517	$529
Due after one year through five years	2,600	2,677	2,524	2,583
Due after five years through ten years	6,365	6,904	2,182	2,255
Due after ten years	64,737	68,500	1,554	1,647
	74,452	78,834	6,777	7,014

Equity securities	-	61	-	-
CMO	23,294	24,085	-	-
ABS	5,768	6,845	-	-
Mortgage-backed securities	43,219	43,904	1,629	1,756

	$146,733	$153,729	$8,406	$8,770

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to available for sale securities with gross unrealized losses at June 30, 2012, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	4	$11,310	$34
Agency CMO	1	911	3
Privately-issued ABS	2	144	9
Municipal bonds	6	3,690	54

Total less than twelve months	13	16,055	100

Continuous loss position more than twelve months:
Privately-issued CMO	2	637	51
Privately-issued ABS	1	55	52

Total more than twelve months	3	692	103

Total securities available for sale	16	$16,747	$203

At June 30, 2012, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at June 30, 2012 have depreciated approximately 1.20% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 4.13% and a weighted-average coupon rate of 4.45% at June 30, 2012.

U.S. government agency mortgage-backed securities and CMOs, and municipal bonds in loss positions at June 30, 2012 had depreciated approximately 0.57% from the Company’s amortized cost basis as of June 30, 2012. All of the agency and municipal securities are issued by U.S. government agencies, U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unrealized losses on agency securities and municipal bonds relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

At June 30, 2012, the five privately-issued CMO and ABS securities in loss positions had depreciated approximately 11.82% from the Company’s carrying value and include securities collateralized by residential mortgage loans and residential home equity loans. Four of these securities with fair values totaling $737,000 and unrealized losses of $97,000 at June 30, 2012 were rated below investment grade by a nationally recognized statistical rating organization (“NRSRO”).

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At June 30, 2012, the Company held nineteen privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $3.3 million and fair value of $3.9 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies. Based on the independent third party analysis of the expected cash flows, management has determined that the declines in value for these securities are temporary and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO and ABS portfolios. While the Company did not recognize a credit-related impairment loss at June 30, 2012, additional deterioration in market, economic or other conditions that affect the value of the underlying collateral may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

On May 31, 2012 the Company invested $5.0 million in a managed brokerage account that invests in small and medium lot, investment grade municipal bonds. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At June 30, 2012, trading account securities recorded at fair value totaled $2.1 million, comprised of investment grade municipal bonds. The remaining $2.9 million of the managed brokerage account was invested in Federal Deposit Insurance Corporation (“FDIC”) insured deposits at June 30, 2012. During the three and nine months ended June 30, 2012, the Company reported net gains on trading account securities of $31,000, including realized gains on the sale of securities and unrealized gains on securities held as of the balance sheet date.

During the three and nine months ended June 30, 2012, the Company realized gross gains on sales of available for sale agency securities of $18,000. During the nine months ended June 30, 2011, the Company realized gross gains on sales of available for sale municipal securities of $68,000.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at June 30, 2012 and September 30, 2011 consisted of the following:

	June 30,	September 30,
	2012	2011
	(In thousands)
Real estate mortgage:
1-4 family residential	$164,167	$169,353
Multi-family residential	27,499	24,909
Commercial	90,877	73,513
Residential construction	12,945	8,002
Commercial construction	3,368	4,144
Land and land development	13,092	12,947
Commercial business loans	36,676	40,628
Consumer:
Home equity loans	14,878	15,210
Auto loans	8,185	9,827
Other consumer loans	3,985	4,514
Gross loans	375,672	363,047

Deferred loan origination fees and costs, net	426	558
Undisbursed portion of loans in process	(6,046)	(4,501)
Allowance for loan losses	(4,895)	(4,672)

Loans, net	$365,157	$354,432

During the nine-month period ended June 30, 2012, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the components of the recorded investment in loans for each portfolio class as of June 30, 2012:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$164,167	$90,877	$27,499	$10,267	$13,092	$36,676	$27,048	$369,626

Accrued interest receivable	625	320	85	27	52	160	85	1,354

Net deferred loan origination fees and costs	527	(88)	(3)	(9)	(8)	(16)	23	426

Recorded investment in loans	$165,319	$91,109	$27,581	$10,285	$13,136	$36,820	$27,156	$371,406

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,864	$1,391	$-	$174	$340	$66	$356	$5,191

Collectively evaluated for impairment	161,735	89,522	27,581	10,111	12,796	36,754	26,762	365,261

Acquired with deteriorated credit quality	720	196	-	-	-	-	38	954

Ending balance	$165,319	$91,109	$27,581	$10,285	$13,136	$36,820	$27,156	$371,406

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the allowance for loan losses as of June 30, 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$60	$70	$-	$-	$-	$-	$12	$142

Collectively evaluated for impairment	865	1,911	465	79	24	1,181	228	4,753

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$925	$1,981	$465	$79	$24	$1,181	$240	$4,895

An analysis of the allowance for loan losses as of September 30, 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$84	$70	$-	$-	$-	$-	$31	$185

Collectively evaluated for impairment	749	1,244	604	56	53	1,525	256	4,487

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$833	$1,314	$604	$56	$53	$1,525	$287	$4,672

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$979	$1,612	$647	$64	$33	$1,379	$209	$4,923

Provisions	29	547	(182)	15	(9)	(165)	73	308
Charge-offs	(85)	(178)	-	-	-	(33)	(61)	(357)
Recoveries	2	-	-	-	-	-	19	21

Ending balance	$925	$1,981	$465	$79	$24	$1,181	$240	$4,895

An analysis of the changes in the allowance for loan losses for the nine months ended June 30, 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$833	$1,314	$604	$56	$53	$1,525	$287	$4,672

Provisions	359	859	(139)	23	(29)	(312)	136	897
Charge-offs	(375)	(192)	-	-	-	(33)	(228)	(828)
Recoveries	108	-	-	-	-	1	45	154

Ending balance	$925	$1,981	$465	$79	$24	$1,181	$240	$4,895

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$1,236	$880	$554	$145	$37	$961	$344	$4,157

Provisions	(203)	210	135	(91)	57	193	134	435
Charge-offs	(177)	-	-	-	-	(19)	(117)	(313)
Recoveries	-	-	-	-	-	153	15	168

Ending balance	$856	$1,090	$689	$54	$94	$1,288	$376	$4,447

An analysis of the changes in the allowance for loan losses for the nine months ended June 30, 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$1,242	$600	$369	$218	$62	$891	$429	$3,811

Provisions	15	495	320	(156)	32	255	113	1,074
Charge-offs	(414)	(5)	-	(8)	-	(72)	(211)	(710)
Recoveries	13	-	-	-	-	214	45	272

Ending balance	$856	$1,090	$689	$54	$94	$1,288	$376	$4,447

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of June 30, 2012 and for the three and nine months ended June 30, 2012 and 2011. The Company did not recognize any interest income on impaired loans for the three and nine months ended June 30, 2012 and 2011.

	At June 30, 2012			Three Months Ended June 30,		Nine Months Ended June 30,
	Recorded Investment	Unpaid Principal Balance	Related Allowance	2012 Average Recorded Investment	2011 Average Recorded Investment	2012 Average Recorded Investment	2011 Average Recorded Investment
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$2,712	$3,079	$-	$2,303	$3,835	$2,927	$3,092
Commercial real estate	1,187	1,206	-	1,316	1,422	1,082	1,250
Multifamily	-	-	-	-	16	-	8
Construction	174	174	-	174	447	174	467
Land and land development	340	346	-	340	369	340	284
Commercial business	66	65	-	82	74	41	163
Consumer	104	106	-	110	177	103	209

	$4,583	$4,976	$-	$4,325	$6,340	$4,667	$5,473

Loans with an allowance recorded:
Residential real estate	$152	$151	$60	$150	$284	$156	$468
Commercial real estate	204	211	70	221	513	229	380
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	10	-	105
Land and land development	-	-	-	-	-	-	-
Commercial business	-	-	-	-	7	-	4
Consumer	252	252	12	176	109	128	104

	$608	$614	$142	$547	$923	$513	$1,061

Total:
Residential real estate	$2,864	$3,230	$60	$2,453	$4,119	$3,083	$3,560
Commercial real estate	1,391	1,417	70	1,537	1,935	1,311	1,630
Multifamily	-	-	-	-	16	-	8
Construction	174	174	-	174	457	174	572
Land and land development	340	346	-	340	369	340	284
Commercial business	66	65	-	82	81	41	167
Consumer	356	358	12	286	286	231	313

	$5,191	$5,590	$142	$4,872	$7,263	$5,180	$6,534

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans by class of loans at June 30, 2012:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,864	$641	$3,505
Commercial real estate	1,391	-	1,391
Multifamily	-	46	46
Construction	174	-	174
Land and land development	340	-	340
Commercial business	66	176	242
Consumer	356	11	367

Total	$5,191	$874	$6,065

The following table presents the recorded investment in nonperforming loans by class of loans at September 30, 2011:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$3,758	$603	$4,361
Commercial real estate	1,133	949	2,082
Multifamily	-	-	-
Construction	174	-	174
Land and land development	340	-	340
Commercial business	2	99	101
Consumer	215	61	276

Total	$5,622	$1,712	$7,334

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at June 30, 2012 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$6,017	$2,914	$3,067	$11,998	$153,321	$165,319
Commercial real estate	282	76	1,266	1,624	89,485	91,109
Multifamily	-	-	46	46	27,535	27,581
Construction	-	-	174	174	10,111	10,285
Land and land development	-	-	340	340	12,796	13,136
Commercial business	142	-	242	384	36,436	36,820
Consumer	278	185	11	474	26,682	27,156

Total	$6,719	$3,175	$5,146	$15,040	$356,366	$371,406

The following table presents the aging of the recorded investment in past due loans at September 30, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,145	$842	$2,213	$7,200	$163,754	$170,954
Commercial real estate	216	400	2,003	2,619	71,195	73,814
Multifamily	-	-	-	-	24,990	24,990
Construction	-	-	174	174	7,483	7,657
Land and land development	47	-	341	388	12,612	13,000
Commercial business	122	932	101	1,155	39,577	40,732
Consumer	246	274	147	667	29,032	29,699

Total	$4,776	$2,448	$4,979	$12,203	$348,643	$360,846

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2012, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$150,963	$85,669	$24,456	$10,111	$12,152	$34,849	$26,221	$344,421
Special Mention	2,718	1,990	320	-	644	412	163	6,247
Substandard	11,067	3,246	2,805	174	340	1,559	759	19,950
Doubtful	571	204	-	-	-	-	13	788
Loss	-	-	-	-	-	-	-	-

Total	$165,319	$91,109	$27,581	$10,285	$13,136	$36,820	$27,156	$371,406

As of September 30, 2011, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$157,240	$67,572	$22,699	$7,483	$12,223	$37,639	$28,869	$333,725
Special Mention	2,044	2,296	327	-	402	1,819	74	6,962
Substandard	10,696	3,711	1,964	174	375	1,272	650	18,842
Doubtful	974	235	-	-	-	2	106	1,317
Loss	-	-	-	-	-	-	-	-

Total	$170,954	$73,814	$24,990	$7,657	$13,000	$40,732	$29,699	$360,846

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

The following table summarizes the Company’s recorded investment in TDRs by class of loan and accrual status at June 30, 2012 and September 30, 2011. There was no specific reserve included in the allowance for loan losses related to TDRs at June 30, 2012 or September 30, 2011.

	Accruing	Nonaccrual	Total
	(In thousands)
June 30, 2012:
Residential real estate	$2,794	$-	$2,794
Commercial real estate	1,300	-	1,300
Multifamily	2,367	-	2,367
Consumer	161	-	161

Total	$6,622	$-	$6,622

September 30, 2011:
Residential real estate	$1,499	$-	$1,499
Commercial real estate	812	-	812

Total	$2,311	$-	$2,311

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three- and nine-month periods ended June 30, 2012:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(In thousands)

Three Months Ended June 30, 2012:
Residential real estate	6	$830	$883
Consumer	1	159	160

Total	7	$989	$1,043

Nine Months Ended June 30, 2012:
Residential real estate	13	$1,620	$1,672
Commercial real estate	1	772	506
Multifamily	1	1,797	2,313
Consumer	1	159	160

Total	16	$4,348	$4,651

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the state interest rate, capitalization of accrued interest, extension of the maturity date, and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

The Company had not committed to lend any additional amounts as of June 30, 2012 and September 30, 2011 to customers with outstanding loans classified as TDRs.

During the nine-month period ended June 30, 2012, the Company had one TDR with a balance of $262,000 that was modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due). The Company recognized a net charge-off of $42,000 for this TDR during the nine-month period ended June 30, 2012.

4.	Real Estate Development and Construction

On March 22, 2011 the Company acquired a 4.077 acre parcel of land in New Albany, Indiana for $2.97 million. On April 5, 2012, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) to develop the land for retail purposes through its subsidiary, FFCC. The retail development may include a future branch location, but the Bank has not yet filed an application with the OCC seeking approval to locate a branch on the site. The total cost of the development is expected to be approximately $6.9 million, including the $4.1 million paid as of June 30, 2012. The development costs will be partially funded by a $5.0 million loan commitment from another financial institution. The loan commitment is for a 10 year term with a fixed interest rate of 4.0% for the first six years of the loan term, then adjusting annually thereafter to the one-year LIBOR rate plus 250 basis points. The development is expected to be completed by December 31, 2013.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share information is presented below for the three-month and nine-month periods ended June 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)

Basic:
Earnings:
Net income	$1,272	$1,123	$3,146	$3,177
Less: Preferred stock dividends declared	(43)	-	(128)	-

Net income available to common shareholders	$1,229	$1,123	$3,018	$3,177

Shares:
Weighted average common shares outstanding	2,167,488	2,134,841	2,159,515	2,141,023

Net income per common share, basic	$0.57	$0.53	$1.40	$1.48

Diluted:
Earnings:
Net income	$1,272	$1,123	$3,146	$3,177
Less: Preferred stock dividends declared	(43)	-	(128)	-

Net income available to common shareholders	$1,229	$1,123	$3,018	$3,177

Shares:
Weighted average common shares outstanding	2,167,488	2,134,841	2,159,515	2,141,023
Add: Dilutive effect of outstanding options	54,523	37,062	48,783	31,005
Add: Dilutive effect of restricted stock	15,119	16,879	15,624	13,993
Weighted average common shares outstanding as adjusted	2,237,130	2,188,782	2,223,922	2,186,021

Net income per common share, diluted	$0.55	$0.51	$1.36	$1.45

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2012	2011
	(In thousands)
Cash payments for:
Interest	$3,966	$4,904
Taxes	578	972

Transfers from loans to foreclosed real estate	1,306	1,274

Proceeds from sales of foreclosed real estate financed through loans	655	492

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2012 and September 30, 2011. The Company had no liabilities measured at fair value as of June 30, 2012 or September 30, 2011.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2012:
Assets Measured - Recurring Basis:
Trading account securities	$-	$2,130	$-	$2,130

Securities available for sale:
Agency bonds and notes	$-	$20,811	$-	$20,811
Agency mortgage-backed	-	43,904	-	43,904
Agency CMO	-	19,299	-	19,299
Privately-issued CMO	-	4,786	-	4,786
Privately-issued ABS	-	6,845	-	6,845
Municipal	-	58,023	-	58,023
Equity securities	61	-	-	61
Total securities available for sale	$61	$153,668	$-	$153,729

Interest rate cap contract	$-	$17	$-	$17

Assets Measured - Nonrecurring Basis:
Impaired loans	$-	$-	$5,049	$5,049
Loans held for sale	-	92	-	92
Foreclosed real estate	-	-	1,415	1,415

September 30, 2011:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency bonds and notes	$-	$12,866	$-	$12,866
Agency mortgage-backed	-	18,309	-	18,309
Agency CMO	-	25,691	-	25,691
Privately-issued CMO	-	11,396	-	11,396
Municipal	-	40,259	-	40,259
Equity securities	56	-	-	56
Total securities available for sale	$56	$108,521	$-	$108,577

Interest rate cap contract	$-	$50	$-	$50

Assets Measured - Nonrecurring Basis:
Impaired loans	$-	$-	$5,437	$5,437
Foreclosed real estate	-	-	1,028	1,028

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

Trading Account Securities and Securities Available for Sale. Securities classified as trading and available for sale are reported at fair value on a recurring basis.  These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. If quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service.  These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. Changes in fair value of trading account securities are reported in noninterest income. Changes in fair value of securities available for sale are recorded in other comprehensive income, net of income tax effect.

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

Transfers Between Categories. There were no transfers into or out of the Company’s Level 3 financial assets for the nine-month periods ended June 30, 2012 and 2011. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine-month periods ended June 30, 2012 and 2011.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GAAP requires disclosure of fair value information about financial instruments for interim reporting periods, whether or not recognized in the consolidated balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2012		September 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and due from banks	$7,694	$7,694	$18,099	$18,099
Interest-bearing deposits with banks	7,588	7,588	9,104	9,104
Trading account securities	2,130	2,130	-	-
Securities available for sale	153,729	153,729	108,577	108,577
Securities held to maturity	8,406	8,770	9,506	9,690

Loans, net	365,157	365,941	354,432	366,803

Loans held for sale	92	92	-	-
Federal Home Loan Bank stock	5,400	5,400	4,400	4,400
Accrued interest receivable	2,634	2,634	2,198	2,198

Financial liabilities:
Deposits	402,999	405,051	387,626	394,303
Short-term repurchase agreements	1,327	1,327	16,403	16,457
Borrowings from Federal Home Loan Bank	98,044	98,759	53,137	54,534
Accrued interest payable	248	248	399	399
Advance payments by borrowers for taxes and insurance	406	406	330	330

Derivative financial instruments included in other assets:
Interest rate cap	17	17	50	50

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three- and nine-month periods ended June 30, 2012 amounted to $64,000 and $186,000, respectively. Compensation expense recognized for the three- and nine-month periods ended June 30, 2011 amounted to $58,000 and $183,000, respectively. Company common stock held by the ESOP trust at June 30, 2012 was as follows:

Allocated shares	79,895
Unearned shares	123,468
Total ESOP shares	203,363

Fair value of unearned shares	$2,179,000

9.	Stock Based Compensation Plans

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were later granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The restricted stock vests ratably over a five-year period from the grant date. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for both the three-month periods ended June 30, 2012 and 2011 amounted to $65,000. Compensation expense related to restricted stock recognized for both the nine-month periods ended June 30, 2012 and 2011 amounted to $195,000. A summary of the Company’s nonvested restricted shares activity under the Plan as of June 30, 2012 and changes during the nine-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2011	78,470	$13.25
Granted	-	-
Vested	(19,620)	13.25
Forfeited	-	-

Nonvested at June 30, 2012	58,850	$13.25

At June 30, 2012, there was $747,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 2.9 years.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity under the Plan as of June 30, 2012, and changes during the nine-month period then ended is presented below.

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
(Dollars in thousands, except per share data)

Outstanding at October 1, 2011	245,232	$13.25
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at June 30, 2012	245,232	$13.25	7.9	$1,079

Exercisable at June 30, 2012	98,095	$13.25	7.9	$432

The Company recognized compensation expense related to stock options of $38,000 for both the three-month periods ended June 30, 2012 and 2011. The Company recognized compensation expense related to stock options of $114,000 and $139,000 for the nine-month periods ended June 30, 2012 and 2011, respectively. At June 30, 2012, there was $436,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period of 2.9 years.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to nine 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the fourth dividend period ended June 30, 2012 was 1.0% and the weighted average dividend rate for the nine-month period ended June 30, 2012 was 1.0%.

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

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The adoption of this ASU did not have any impact on the Company’s consolidated financial position or results of operations. ASU No. 2011-12 issued in December 2011 deferred the effective date of ASU No. 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income. All other requirements of ASU No. 2011-05 were not affected by ASU No. 2011-12.

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

12.	Subsequent Event

The Company acquired the Indiana branch offices of Elizabethtown, Kentucky-based First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”) on July 6, 2012, pursuant to an Agreement to Purchase Assets and Assume Liabilities dated February 8, 2012 (the “Agreement”). The offices are located in Corydon, Elizabeth, Georgetown and Lanesville, Indiana. The Company has consolidated the operations of the acquired Corydon office with its existing Corydon office and the operations of the acquired Georgetown office with its existing Georgetown office because of their close proximities. The acquisition expanded the Company’s presence in Harrison and Floyd Counties, Indiana.

Pursuant to the terms of the Agreement, the Company assumed certain deposit and other liabilities and purchased certain performing loans, real estate and other assets associated with the four First Federal banking offices. The transaction will be accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is assigned to the assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess of cost over the fair value of the acquired net assets will be recorded as goodwill. As of the filing date of this report, the Company was still in the process of determining the fair value of the acquired assets and assumed liabilities, and the related goodwill resulting from the transaction.

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

Critical Accounting Policies

During the nine-month period ended June 30, 2012, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

Comparison of Financial Condition at June 30, 2012 and September 30, 2011

Cash and Cash Equivalents. Cash and cash equivalents decreased from $27.2 million at September 30, 2011 to $15.3 million at June 30, 2012, due to decreases in cash and due from banks of $10.4 million and interest-bearing deposits with banks of $1.5 million. The decrease in cash and cash equivalents was primarily used to fund the loan portfolio growth and purchases of securities available for sale.

Loans. Net loans receivable increased $10.8 million, from $354.4 million at September 30, 2011 to $365.2 million at June 30, 2012, primarily due to increases in nonresidential permanent and construction loans of $16.6 million, multi-family residential mortgage loans of $2.6 million and land and land development loans of $145,000, which more than offset decreases in commercial business loans of $4.0 million, consumer loans of $2.5 million and residential permanent and construction loans of $243,000. The decreases in commercial business loans, consumer loans and residential mortgage loans are primarily due to loan payoffs that have not been replaced by new originations for the Bank’s in-house loan portfolio. The net increase in net loans receivable was primarily funded by the decrease in cash and cash equivalents, and increases in deposits and borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Trading Account Securities. Trading account securities increased by $2.1 million due to an investment on May 31, 2012 in a managed brokerage account for the purpose of participating in the short-term trading of small and medium lot, investment grade municipal bonds. At June 30, 2012, trading account securities recorded at fair value totaled $2.1 million, comprised of investment grade municipal bonds. The Company had no trading account securities at September 30, 2011.

Securities Available for Sale. Securities available for sale increased $45.1 million from $108.6 million at September 30, 2011 to $153.7 million at June 30, 2012 due primarily to purchases of $69.6 million, partially offset by maturities and calls of $9.1 million, principal repayments of $16.2 million and sales of $518,000. The increase in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities, including mortgage-backed securities, and municipal bonds was primarily funded by the decrease in cash and cash equivalents, and increases in deposits and borrowings.

Securities Held to Maturity. Investment securities held-to-maturity decreased $1.1 million from $9.5 million at September 30, 2011 to $8.4 million at June 30, 2012 due primarily to principal repayments on mortgage-backed securities.

Deposits. Total deposits increased $15.4 million from $387.6 million at September 30, 2011 to $403.0 million at June 30, 2012 primarily due to increases in noninterest-bearing demand deposit accounts of $5.7 million, interest-bearing demand deposit accounts of $10.4 million, savings accounts of $4.2 million, and money market deposit accounts of $13.7 million, which more than offset a decrease in certificates of deposit of $18.5 million during the period. The decrease in certificates of deposit occurred in various maturity classes and in brokered certificates of deposit, which decreased $1.2 million. The decrease in certificates of deposit is primarily attributed to maturities that customers are investing in more liquid accounts given the low interest rate environment.

Borrowings. Borrowings from FHLB increased $44.9 million from $53.1 million at September 30, 2011 to $98.0 million at June 30, 2012 while repurchase agreements decreased $15.1 million from $16.4 million at September 30, 2011 to $1.3 million at June 30, 2012. Management has increased the level of FHLB advances in order repay matured brokered certificates of deposit and repurchase agreements, to take advantage of historically low interest rates, provide short-term liquidity and provide funding for the loan portfolio growth and purchases of available for sale securities.

Stockholders’ Equity. Stockholders’ equity increased $4.4 million from $76.6 million at September 30, 2011 to $81.0 million at June 30, 2012. The increase was due primarily to $3.0 million of retained net earnings and a $1.0 million increase in net unrealized gains on securities available for sale.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended June 30, 2012 and 2011

Overview. The Company reported net income of $3.1 million and net income available to common shareholders of $3.0 million, or $1.36 per diluted share, for the nine-month period ended June 30, 2012 compared to net income of $3.2 million, or $1.45 per diluted share, for the nine-month period ended June 30, 2011.

Net Interest Income. Net interest income increased $218,000, or 4.1%, for the nine-month period ended June 30, 2012 compared to the same period in 2011. Average interest-earnings assets increased $32.4 million and average interest-bearing liabilities increased $7.7 million when comparing the two periods. The tax-equivalent interest rate spread was 4.12% for 2012 as compared to 4.34% for 2011.

Total interest income decreased $379,000, or 5.7%, when comparing the two periods due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 5.62% for 2011 to 5.20% for 2012, which more than offset the change in interest income due to an increase in the average balance of interest-earning assets of $32.4 million from $470.8 million for 2011 to $503.2 million for 2012. The average balance of loans and investment securities increased $17.8 million and $12.7 million, respectively, when comparing the two periods.

Total interest expense decreased $597,000, or 45.9%, due primarily to a decrease in the average cost of interest-bearing liabilities from 1.28% for 2011 to 1.08% for 2012, which more than offset the change in interest expense due to an increase in the average balance of interest-bearing liabilities of $7.7 million from $424.4 million for 2011 to $432.1 million for 2012. The average cost of interest-bearing liabilities decreased for 2012 primarily as a result of lower market interest rates as compared to 2011, the repricing of certificates of deposit at lower market interest rates as they matured and the utilization of lower-cost brokered certificates of deposit and FHLB borrowings as alternative sources of funding. The average balance of deposits increased $13.6 million while the average balance of borrowings decreased $5.9 million when comparing the two periods.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the nine-month periods ended June 30, 2012 and 2011. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Nine Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$5,241	$10	0.25%	$4,077	$15	0.49%
Loans	362,288	15,293	5.63	344,504	15,535	6.01
Investment securities	102,401	3,675	4.78	102,590	3,863	5.02
Agency mortgage-backed securities	28,430	550	2.58	15,554	355	3.04
Federal Home Loan Bank stock	4,819	110	3.04	4,124	84	2.72
Total interest-earning assets	503,179	19,638	5.20	470,849	19,852	5.62

Non-interest-earning assets	46,103			42,459
Total assets	$549,282			$513,308

Liabilities and equity:
NOW accounts	$73,455	$307	0.56%	$65,206	$259	0.53
Money market deposit accounts	44,966	246	0.73	36,688	202	0.73
Savings accounts	43,460	85	0.26	39,922	77	0.26
Time deposits	193,828	1,946	1.34	200,335	2,479	1.65
Total interest-bearing deposits	355,709	2,584	0.97	342,151	3,017	1.18

Borrowings (1)	76,368	905	1.58	82,233	1,069	1.73
Total interest-bearing liabilities	432,077	3,489	1.08	424,384	4,086	1.28

Non-interest-bearing deposits	36,289			30,611
Other non-interest-bearing liabilities	2,827			2,772
Total liabilities	471,193			457,767

Total equity	78,089			55,541
Total liabilities and equity	$549,282			$513,308
Net interest income		$16,149			$15,766
Interest rate spread			4.12%			4.34%
Net interest margin			4.28%			4.46%
Average interest-earning assets to average interest-bearing liabilities			116.46%			110.95%

(1)	Includes Federal Home Loan Bank borrowings and repurchase agreements.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the nine-month periods ended June 30, 2012 and 2011. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$(12)	$7	$(5)
Loans	(1,320)	1,078	(242)
Investment securities	(181)	(7)	(188)
Agency mortgage-backed securities	(44)	239	195
Other interest-earning assets	11	15	26
Total interest-earning assets	(1,546)	1,332	(214)

Interest expense:
Deposits	(557)	124	(433)
Borrowings (1)	(90)	(74)	(164)
Total interest-bearing liabilities	(647)	50	(597)
Net increase (decrease) in net interest income	$(899)	$1,282	$383

(1) Includes Federal Home Loan Bank borrowings and repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $897,000 for the nine months ended June 30, 2012 compared to $1.1 million for the same period in 2011.

Net charge-offs were $674,000 for the nine months ended June 30, 2012 compared to net charge-offs of $438,000 for the same period in 2011.

The recorded investment in nonperforming loans was $6.1 million at June 30, 2012 compared to $7.3 million at September 30, 2011 and $7.9 million at June 30, 2011. Nonperforming loans at June 30, 2012 include nonaccrual loans of $5.2 million and loans totaling $874,000 that are over 90 days past due, but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery. The decrease in nonperforming loans from September 30, 2011 to June 30, 2012 is due primarily to a single borrower relationship that was transferred from nonaccrual to accrual status during the nine months ended June 30, 2012. This lending relationship had a total recorded investment of approximately $2.0 million at June 30, 2012 and is secured by 23 non-owner occupied, one-to-four family investment properties, which were predominately constructed in the past ten years and sold on contract to their occupants. All of these loans were current at June 30, 2012 and the borrower had made all contractual principal and interest payments for a period of at least six consecutive months.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Gross loans receivable increased $16.2 million from $359.5 million at June 30, 2011 to $375.7 million at June 30, 2012, primarily due to increases in nonresidential permanent and construction loans of $22.7 million, multi-family residential mortgage loans of $2.6 million, and land and land development loans of $264,000, which more that offset decreases in residential permanent and construction loans of $3.0 million, commercial business loans of $2.2 million and consumer loans of $4.2 million when comparing the two periods. The decreases in residential mortgage loans, commercial business loans and consumer loans are primarily due to loan payoffs that have not been replaced by new originations.

The allowance for loan losses was $4.9 million at June 30, 2012 compared to $4.7 million at September 30, 2011 and $4.4 million at June 30, 2011. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income. Noninterest income increased $95,000 for the nine-month period ended June 30, 2012 as compared to the same period in 2011. The increase was due primarily to a gain on life insurance of $321,000 and an increase in other noninterest income of $102,000 for 2012, which more than offset decreases in service charges on deposit accounts of $158,000 and net gains on the sale of loans of $149,000. The decrease in service charges on deposits was due primarily to a decrease in overdraft fee income. The increase in other income is due primarily to increases in surcharge, interchange and other fee income sources.

Noninterest Expense. Noninterest expenses increased $809,000 for the nine-month period ended June 30, 2012 as compared to the same period in 2011. The increase was due primarily to increases in advertising expense, professional fees, and data processing expense of $243,000, $297,000 and $246,000, respectively, which more than offset decreases in FDIC insurance premiums and net losses on foreclosed real estate of $166,000 and $134,000, respectively. The increase in advertising expense was due primarily to a rebranding and advertising campaign for the Bank’s new look and logo that was launched in September 2011. The increases in data processing and professional fees expenses are due primarily to expenditures associated with the acquisition and planned integration of the four Indiana branch locations acquired from First Federal on July 6, 2012.

Income Tax Expense. The Company recognized income tax expense of $1.0 million for the nine-month period ended June 30, 2012, for an effective tax rate of 24.5%, compared to income tax expense of $1.3 million, for an effective tax rate of 29.2%, for the same period in 2011. The lower effective tax rate for the nine months ended June 30, 2012 was due primarily to a higher level of tax exempt income for 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Overview. The Company reported net income of $1.3 million and net income available to common shareholders of $1.2 million, or $0.55 per diluted share, for the quarter ended June 30, 2012 compared to net income of $1.1 million, or $0.51 per diluted share, for the quarter ended June 30, 2011.

Net Interest Income. Net interest income increased $170,000, or 1.1%, for the three months ended June 30, 2012 compared to the same period in 2011. Average interest-earnings assets increased $45.3 million and average interest-bearing liabilities increased $19.2 million when comparing the two periods. The tax-equivalent interest rate spread was 4.12% for 2012 as compared to 4.37% for 2011.

Total interest income decreased $33,000, or 0.2%, when comparing the two periods due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 5.60% for 2011 to 5.12% for 2012, which more than offset the change in interest income due to an increase in the average balance of interest-earning assets of $45.3 million from $481.3 million for 2011 to $526.6 million for 2012. The average balance of loans and investment securities increased $19.8 million and $22.3 million, respectively, when comparing the two periods.

Total interest expense decreased $203,000, or 5.0%, due primarily to a decrease in the average cost of interest-bearing liabilities from 1.23% for 2011 to 1.00% for 2012. The average balance of interest-bearing liabilities increased by $19.2 million from $431.2 million for 2011 to $450.4 million for 2012. The average cost of interest-bearing liabilities decreased for 2012 primarily as a result of lower market interest rates as compared to 2011, the repricing of certificates of deposit at lower market interest rates as they matured and the utilization of lower-cost brokered certificates of deposit and FHLB borrowings as alternatives sources of funding. The average balance of deposits increased $22.1 million while the average balance of borrowings decreased $2.8 million when comparing the two periods. The decrease in borrowings is due primarily to the maturity of $15.0 million of repurchase agreements that occurred in the quarter ended December 31, 2011, which was partially offset by increased borrowings from FHLB.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended June 30, 2012 and 2011. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$6,635	$4	0.24%	$4,290	$8	0.75%
Loans	366,905	5,106	5.57	347,139	5,169	5.96
Investment securities	108,119	1,345	4.98	109,929	1,378	5.01
Agency mortgage-backed securities	39,805	252	2.53	15,705	151	3.85
Federal Home Loan Bank stock	5,134	38	2.96	4,211	26	2.47
Total interest-earning assets	526,598	6,745	5.12	481,274	6,732	5.60

Non-interest-earning assets	46,749			41,200
Total assets	$573,347			$522,474

Liabilities and equity:
NOW accounts	$79,736	$116	0.58%	$64,353	$83	0.52
Money market deposit accounts	48,235	82	0.68	36,684	68	0.74
Savings accounts	45,755	30	0.26	41,632	24	0.24
Time deposits	190,973	589	1.23	199,950	794	1.59
Total interest-bearing deposits	364,699	817	0.90	342,619	970	1.13

Borrowings (1)	85,687	307	1.43	88,534	357	1.61
Total interest-bearing liabilities	450,386	1,124	1.00	431,153	1,327	1.23

Non-interest-bearing deposits	39,565			31,867
Other non-interest-bearing liabilities	3,515			2,809
Total liabilities	493,466			465,829

Total equity	79,881			56,645
Total liabilities and equity	$573,347			$522,474
Net interest income		$5,621			$5,405
Interest rate spread			4.12%			4.37%
Net interest margin			4.27%			4.49%
Average interest-earning assets to average interest-bearing liabilities			116.92%			111.62%

(1) Includes Federal Home Loan Bank borrowings and repurchase agreements.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the three-month periods ended June 30, 2012 and 2011. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$(22)	$18	$(4)
Loans	(485)	422	(63)
Investment securities	-	(33)	(33)
Agency mortgage-backed securities	(29)	130	101
Other interest-earning assets	6	6	12
Total interest-earning assets	(530)	543	13

Interest expense:
Deposits	(224)	71	(153)
Borrowings (1)	(39)	(11)	(50)
Total interest-bearing liabilities	(263)	60	(203)
Net increase (decrease) in net interest income	$(267)	$483	$216

(1) Includes Federal Home Loan Bank borrowings and repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $308,000 for the three months ended June 30, 2012 compared to $435,000 for the same period in 2011. The decreased level of provision for loan losses for the 2012 period is primarily due to a decrease in nonperforming loans. As discussed earlier, the decrease in nonperforming loans from September 30, 2011 to June 30, 2012 is due primarily to a single borrower relationship that was transferred from nonaccrual to accrual status during the six months ended June 30, 2012. This lending relationship had a total recorded investment of approximately $2.0 million at June 30, 2012 and is secured by 23 non-owner occupied, one-to-four family investment properties, which were predominately constructed in the past ten years and sold on contract to their occupants.

Net charge-offs were $336,000 for the three months ended June 30, 2012 compared to net charge-offs of $145,000 for the same period in 2011.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $253,000 for the quarter ended June 30, 2012 as compared to the same period in 2011. The increase was due primarily to the aforementioned gain on a life insurance contract of $321,000 during the quarter ended June 30, 2012, which more than offset decreases in service charges on deposit accounts of $59,000 and net gains on the sale of loans of $83,000. The decrease in service charges on deposits was due primarily to a decrease in overdraft fee income.

Noninterest Expense. Noninterest expenses increased $513,000 for the quarter ended June 30, 2012 as compared to the same period in 2011. The increase was due primarily to increases in compensation and benefits, data processing, and professional fees expenses of $196,000, $179,000 and $160,000, respectively, which more than offset decreases in FDIC insurance premiums of $66,000. The increase in compensation and benefits expense is due primarily to normal salary, wages and benefits increases. The increases in data processing and professional fees expenses are due primarily to expenditures associated with the acquisition and planned integration of the First Federal branches that were acquired in July 2012.

Income Tax Expense. The Company recognized income tax expense of $331,000 for the quarter ended June 30, 2012, for an effective tax rate of 20.6%, compared to income tax expense of $443,000, for an effective tax rate of 28.3%, for the same period in 2011. The lower effective tax rate for the three months ended June 30, 2012 was primarily due to a higher level of tax exempt income for 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2012, the Bank had cash and cash equivalents of $15.3 million, trading account securities with a fair value of $2.1 million and securities available-for-sale with a fair value of $153.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2012, the Company had liquid assets of $924,000.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2012, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with tangible, core and risk-based capital ratios of 11.08%, 11.08% and 18.11%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At June 30, 2012, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended June 30, 2012, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Qualitative Aspects of Market Risk. Market risk is the risk that the estimated fair value of the Company’s assets, liabilities, and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that the Company’s net income will be significantly reduced by interest rate changes.

The Company’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates by operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets and decrease the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of short-term residential mortgage, commercial mortgage and commercial business loans, all of which are retained by the Company for its portfolio. The Company relies on retail deposits as its primary source of funds. Management believes the primary use of retail deposits, complimented with a modest allocation of brokered deposits and FHLB borrowings, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. The Company does not engage in hedging activities or purchase high-risk derivative instruments and also is not subject to foreign currency exchange rate risk or commodity price risk.

Quantitative Aspects of Market Risk. Potential cash flows, sales, or replacement value of many of the Company’s assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from the Company’s normal business activities of gathering deposits and extending loans. Many factors affect the Company’s exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. The Company’s earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board.

An element in the Company’s ongoing process is to measure and monitor interest rate risk using a Net Interest Income at Risk simulation to model the interest rate sensitivity of the balance sheet and to quantify the impact of changing interest rates on the Company. The model quantifies the effects of various possible interest rate scenarios on projected net interest income over a one-year horizon. The model assumes a semi-static balance sheet and measures the impact on net interest income relative to a base case scenario of hypothetical changes in interest rates over twelve months and provides no effect given to any steps that management might take to counter the effect of the interest rate movements. The scenarios include prepayment assumptions, changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates in order to capture the impact from re-pricing, yield curve, option, and basis risks.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to the Company’s base case scenario, based on June 30, 2012 financial information. The Company implemented the Net Interest Income at Risk simulation during the quarter ended June 30, 2012 and therefore does not have comparable information for the quarter ended June 30, 2011.

	At June 30, 2012
Immediate Change	One Year Horizon
in the Level	Dollar	Percent
of Interest Rates	Change	Change
	(Dollars in thousands)
300bp	$(1,206)	(5.33)%
200bp	(798)	(3.52)
100bp	(428)	(1.89)
Static	-	-
(100)bp	268	1.19

At June 30, 2012, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease the Company’s net interest income by $428,000 or 1.89% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decline by 3.52% and 5.33% respectively, while an immediate and sustained decrease in interest rates of 1.00% would decrease net interest income by 1.19%.

Management believes that the Company will recognize an improvement in its rate sensitivity of the balance sheet in subsequent quarters primarily due to the acquisition of First Federal branches in July 2012, which will result in significant changes in the mix of assets and liabilities and less reliance on short-term wholesale funding.

The Company also has longer term interest rate risk exposure, which may not be appropriately measured by Net Interest Income at Risk modeling, and therefore uses an Economic Value of Equity (“EVE”) interest rate sensitivity analysis in order to evaluate the impact of its interest rate risk on earnings and capital. This is measured by computing the changes in net EVE for its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. EVE modeling involves discounting present values of all cash flows for on and off balance sheet items under different interest rate scenarios and provides no effect given to any steps that management might take to counter the effect of the interest rate movements. The discounted present value of all cash flows represents the Company’s EVE and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. The amount of base case EVE and its sensitivity to shifts in interest rates provide a measure of the longer term re-pricing and option risk in the balance sheet.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on June 30, 2012 financial information.

	At June 30, 2012
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$58,723	$(22,254)	(27.48)%	11.12%	(267	)bp
200bp	67,960	(13,017)	(16.07)	12.38	(141	)bp
100bp	75,936	(5,041)	(6.23)	13.34	(45	)bp
Static	80,977	-	-	13.79	-	bp
(100)bp	79,878	(1,099)	(1.36)	13.42	(37	)bp

The previous table indicates that at June 30, 2012, the Company would expect a decrease in its EVE in the event of an immediate and sustained 100 to 300 basis point increase or an immediate and sustained 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio and its short-term wholesale funding strategy in anticipation of the significant increase in excess deposits as a result of the acquisition of the First Federal branches in July 2012, a portion of which will be used to repay these short-term borrowings. At June 30, 2012, approximately 61.6% of the loan portfolio consisted of fixed-rate loans. In addition, the Company had wholesale borrowings of approximately $73.5 million in the form of FHLB borrowings and brokered certificates of deposits at June 30, 2012, having final maturities within sixty days from that date. As previously noted, management believes that the Company will recognize an improvement in the rate sensitivity of the balance sheet in subsequent quarters primarily due to the acquisition of the First Federal branches in July 2012.

The models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect the Company’s net interest income and EVE. For this reason, the Company models many different combinations of interest rates and balance sheet assumptions to understand its overall sensitivity to market interest rate changes. Therefore, as with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables and it is recognized that the model outputs are not guarantees of actual results. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in the modeling scenarios.

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

During the quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following disclosure has been added to the risk factor entitled “Changing interest rates may hurt our earnings and asset value”:

At June 30, 2012 approximately $227.7 million, or 61.6% of the total loan portfolio, consisted of fixed-rate mortgage loans. This investment in fixed-rate mortgage loans exposes the Company to increased levels of interest rate risk.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2012:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2012 through April 30, 2012	—	—	—	60,942
May 1, 2012 through May 31, 2012	4,526	$17.61	4,526	56,416
June 1, 2012 through June 30, 2012	—	—	—	56,416
Total	—	—	—	56,416

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

None.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated August 14, 2012	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated August 14, 2012	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-58-