Form 10-K
period 2012-09-30
First Savings Financial Group Inc
filed 2013-01-04
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $33.2 million, based upon the closing price of $17.10 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2012.

The number of shares outstanding of the registrant’s common stock as of December 14, 2012 was 2,317,815.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SIGNATURES

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

On July 6, 2012 First Savings Bank acquired the four Indiana branches of First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”), a Kentucky-chartered commercial bank, two of which were consolidated into the existing operations of First Savings Bank immediately subsequent to the acquisition. The acquisition enhanced First Savings Bank’s presence in Harrison and Floyd Counties in Indiana.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 11.86%, 3.71%, 33.55%, 79.45% and 9.60% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, may have greater resources.

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

The largest segment of our loan portfolio is real estate mortgage loans, primarily one- to four-family residential loans, including non-owner occupied residential loans that were predominately originated before 2005, and, to a lesser but growing extent, multi-family real estate, commercial real estate and commercial business loans. We also originate residential and commercial construction loans, land and land development loans, and consumer loans. We generally originate loans for investment purposes, although, depending on the interest rate environment and our asset/liability management goals, we may sell into the secondary market the 25-year and 30-year fixed-rate residential mortgage loans that we originate. We do not offer, and have not offered, Alt-A, sub-prime or no-documentation loans and acquired no such loans in the acquisition of Community First or the First Federal branches.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 80%, including that for non-owner occupied residential real estate loans whose loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding. Non-owner occupied loans originated before 2005, however, were generally originated with loan-to-value ratios up to 80%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance. However, the total balance of residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $9.1 million, of which some do not have private mortgage insurance or government guaranty. We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

At September 30, 2012, our largest one- to four-family residential loan had an outstanding balance of $1.2 million. This loan, which was originated in April 2003 and is secured by a personal residence, was performing in accordance with its original terms at September 30, 2012.

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

At September 30, 2012, our largest commercial real estate loan had an outstanding balance of $3.2 million. This loan, which was originated in April 2012 and is secured by a manufacturing facility, was performing in accordance with its original terms at September 30, 2012.

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

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination. At September 30, 2012, we had approved commitments for speculative construction loans of $7.8 million, of which $5.4 million was outstanding. We require a maximum loan-to-value ratio of 80% for speculative construction loans. At September 30, 2012, our largest construction loan relationship was for a commitment of $1.1 million, of which $1.0 million was outstanding. This relationship was performing according to its original terms at September 30, 2012.

Land and Land Development Loans. On a limited basis, we originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions. Land development loans are generally interest-only loans for a term of 18 to 24 months. We generally require a maximum loan-to-value ratio of 75% of the appraisal market value upon completion of the project. We generally do not require any cash equity from the borrower if there is sufficient indicated equity in the collateral property. Development plats and cost verification documents are required from borrowers before approving and closing the loan. Our loan officers are required to personally visit the proposed development site and the sites of competing developments. We also originate loans to individuals secured by undeveloped land held for investment purposes. At September 30, 2012, our largest land development loan had an outstanding balance of $1.5 million. This loan was performing in accordance with its original terms at September 30, 2012.

Multi-Family Real Estate Loans. We offer multi-family mortgage loans that are generally secured by properties in our primary market area. Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. At September 30, 2012, our largest multi-family mortgage loan had an outstanding balance of $3.2 million. This loan, which was originated in December 2010, was performing in accordance with its original terms at September 30, 2012.

Consumer Loans. Although we offer a variety of consumer loans, our consumer loan portfolio consists primarily of home equity loans, both fixed-rate amortizing term loans with terms up to 15 years and adjustable rate lines of credit with interest rates equal to a margin above the prime lending rate. Consumer loans typically have shorter maturities and higher interest rates than traditional one-to four-family lending. We typically do not make home equity loans with loan-to-value ratios exceeding 90%, including any first mortgage loan balance. We also offer auto and truck loans, personal loans and small boat loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. At September 30, 2012, our largest consumer loan was a home equity line of credit with a commitment of $1.0 million, of which $1.0 million was outstanding. This loan, which was originated in May 2009 and is secured by a second mortgage on a personal residence, was performing in accordance with its original terms at September 30, 2012.

Commercial Business Loans. We typically offer commercial business loans to small businesses located in our primary market area. Commercial business loans are generally secured by equipment and general business assets. Key loan terms and covenants vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors, and personal guarantees are typically required as part of the loan commitment. At September 30, 2012, our largest commercial business loan was for a commitment of $4.5 million, of which $3.8 million was outstanding. This loan, which was originated in July 2008 and most recently renewed in February 2012 and is secured by contract assignments and accounts receivable, was performing in accordance with its original terms at September 30, 2012.

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

Loan Originations, Sales and Purchases. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We generally sell in the secondary market long-term fixed-rate residential mortgage loans that we originate. We have increasingly sold participation interests in loans that we originated during the year ended September 30, 2012. In addition, we acquired several loans from Community First that included sold participation interests. At September 30, 2012, $19.3 million of loans included sold participation interests of $7.0 million, for a net position of $12.3 million outstanding in our portfolio.

We have not historically purchased whole loans or participation interests to supplement our lending portfolio; however, we acquired four brokered whole loans during the year ended September 30, 2012. The loans were purchased at 0.90% of their principal balance and are secured by multi-family and retail shopping centers located in Indiana. At September 30, 2012, the outstanding principal balance of these loans was $6.5 million and the Bank’s carrying amount was $5.9 million. These loans were purchased in April 2012 and were performing in accordance with their original terms at September 30, 2012.

In addition, we acquired participation interests of loans in the acquisition of Community First and also participated in a lending transaction to a local hospital along with three additional financial institutions during 2011. At September 30, 2012, we had participation interests of loans totaling $6.2 million and our largest participation interest with a single borrower was $2.4 million. This loan, which was originated in June 2011 and is secured by a local county hospital facility, was performing in accordance with its original terms at September 30, 2012.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At September 30, 2012, our regulatory limit on loans to one borrower was $10.1 million. At that date, our largest lending relationship was for a commitment of $5.8 million, of which $4.7 million was outstanding, and was performing according to its original terms at that date. This loan relationship is secured by commercial real estate and the borrower’s personal residence.

Loan Commitments. We issue commitments for residential and commercial mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days. See Note 19 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

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

At September 30, 2012, our investment portfolio consisted primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal securities, and privately-issued collateralized mortgage obligations and asset-backed securities acquired in the acquisition of Community First. We have invested $5.0 million in a managed brokerage account that invests in small and medium lot, investment grade municipal bonds and these securities are classified as trading account securities. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At September 30, 2012, trading account securities recorded at fair value totaled $3.6 million, comprised of investment grade municipal bonds.

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

Personnel

As of September 30, 2012, we had 156 full-time employees and 23 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s sole subsidiary is the Bank. The Bank has three subsidiaries, Southern Indiana Financial Corporation and FFCC, Inc., both of which are organized as Indiana corporations, and First Savings Investments, Inc., a Nevada corporation. Southern Indiana Financial Corporation is an independent insurance agency, offering various types of annuities and life insurance policies, but is currently inactive. FFCC, Inc. participates in the development and leasing of commercial real estate. First Savings Investments, Inc. was organized on October 3, 2008 for the purpose of holding and managing an investment securities portfolio.

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

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At September 30, 2012, First Savings Bank met each of its capital requirements.

Basel III Proposal

In the summer of 2012, our primary federal regulators, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including First Savings Financial Group and First Savings Bank, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) which are generally referred to as “Basel I.”

One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, and would implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios, and would replace the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012 that they do not expect any of the proposed rules to become effective on that date. As proposed, the Standardized Approach Proposal would come into effect on January 1, 2015.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

It is management’s belief that, as of September 30, 2012, First Savings Financial Group and First Savings Bank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by our regulators.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of September 30, 2012, First Savings Bank maintained 84.43% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments. Savings associations are required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations. The Comptroller of the Currency assessments paid by First Savings Bank for the fiscal year ended September 30, 2012 totaled $140,266.

Federal Home Loan Bank System. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Savings Bank, as a member of the Federal Home Loan Bank of Indianapolis, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2012 of $5.4 million.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2012, require a 3% ratio for up to $71.0 million and an exemption of $11.5 million. First Savings Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

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

INCOME TAXATION

Federal Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. For its 2012 fiscal year, First Savings Bank’s maximum federal income tax rate was 34%.

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

At September 30, 2012, $39.0 million, or 20.4% of our residential mortgage loan portfolio and 9.8% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At September 30, 2012, we had 13 non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $12.9 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At September 30, 2012, non-performing non-owner occupied residential loans amounted to $1.9 million. Non-owner occupied residential properties held as real estate owned amounted to $283,000 at September 30, 2012. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our recent emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2012, $126.5 million, or 31.6%, of our loan portfolio consisted of commercial real estate loans and commercial business loans. Subject to market conditions, we intend to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At September 30, 2012, non-performing commercial business loans and non-performing commercial real estate loans totaled $164,000 and $902,000, respectively. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

At September 30, 2012, $28.3 million, or 7.1% of our loan portfolio consisted of construction loans, and land and land development loans, and $7.8 million, or 48.4% of the construction loan portfolio, consisted of speculative construction loans at that date. While recently the demand for construction loans has declined due to the decline in the housing market and tighter lending standards, historically, construction loans, including speculative construction loans, have been a material part of our loan portfolio. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans. These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would hurt our earnings. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

If an other-than-temporary-impairment is recorded in connection with our investment portfolio it could have a negative impact on our profitability.

Our investment portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, and privately-issued collateralized mortgage obligations and asset-backed securities. We must evaluate these securities for other-than-temporary impairment loss (“OTTI”) on a periodic basis. The privately-issued collateralized mortgage obligations and asset-backed securities exhibit signs of weakness, which may necessitate an OTTI charge in the future should the financial condition of the pools deteriorate further. Also, given the current economic environment and possible further deterioration in economic conditions, we may need to record an OTTI charge for our other investments should the issuers of those securities experience financial difficulties. Any future OTTI charges could significantly impact our earnings.

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

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income. At September 30, 2012, approximately $242.1 million, or 61.5% of the total loan portfolio, consisted of fixed-rate mortgage loans. This investment in fixed-rate mortgage loans exposes the Company to increased levels of interest rate risk.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in our results of operations in the periods in which they become known.  At September 30, 2012, our goodwill totaled $7.9 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 11.86%, 3.71%, 33.55%, 79.45% and 9.60% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

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

Item 1B.          UNRESOLVED STAFF COMMENTS

None.

Item 2.          PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of September 30, 2012.

Location	Year Opened	Owned/ Leased

Main Office:

Clarksville Main Office	1968	Owned
501 East Lewis & Clark Parkway
Clarksville, Indiana

Branch Offices:

Jeffersonville - Allison Lane Office	1975	Owned
2213 Allison Lane
Jeffersonville, Indiana

Charlestown Office	1993	Owned
1100 Market Street
Charlestown, Indiana

Floyd Knobs Office	1999	Owned
3711 Paoli Pike
Floyd Knobs, Indiana

Georgetown Office	2003	Owned
1000 Copperfield Drive
Georgetown, Indiana

Jeffersonville - Court Avenue Office	1986	Owned
202 East Court Avenue
Jeffersonville, Indiana

Sellersburg Office	1995	Owned
125 Hunter Station Way
Sellersburg, Indiana

Corydon Office	1996	Owned
900 Hwy 62 NW
Corydon, Indiana

Salem Office	1995	Owned
1336 S Jackson Street
Salem, Indiana

English Office	1925	Owned
200 Indiana Avenue
English, Indiana

Marengo Office	1984	Owned
125 W Old Short Street
Marengo, Indiana

Leavenworth Office	1969	Owned
510 Hwy 62
Leavenworth, Indiana

Lanesville Office	1948	Owned
7340 Main Street NE
Lanesville, Indiana

Elizabeth Office	1975	Owned
8160 Beech Street SE
Elizabeth, Indiana

The Bank owns two former branch office locations that have been closed and consolidated into existing branch office operations. These are located in Milltown and Georgetown, Indiana, valued at the aggregate amount of $600,000, held for sale and included in other assets at September 30, 2012 on the balance sheet of the Consolidated Financial Statements beginning on page F-1 of this annual report.

The Company owns a 4.077 acre parcel of land in New Albany, Indiana, which it is developing for retail purposes through its subsidiary, FFCC, Inc. The retail development is expected to include over 36,000 square feet of leasable class-A retail space and may include a future bank branch location. See Note 6 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the real estate development and construction.

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

Item 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “FSFG.” As of December 14, 2012, the Company had approximately 290 holders of record and 2,317,815 shares of common stock outstanding. The figure of shareholders of record does not reflect the number of person whose shares are in nominee or “street” name accounts through brokers. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 26 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company.

The following table provides quarterly market price and dividend information per common share for the fiscal years ended September 30, 2012 and 2011 as reported by Nasdaq.

	High	Low		Market price
	Sale	Sale	Dividends	end of period
2012:

Fourth Quarter	$19.55	$17.51	$0.00	$19.50
Third Quarter	18.49	16.80	0.00	17.65
Second Quarter	17.61	16.25	0.00	17.10
First Quarter	19.04	15.23	0.00	16.92

2011:

Fourth Quarter	$16.48	$14.79	$0.00	$15.50
Third Quarter	17.00	15.02	0.00	15.99
Second Quarter	18.49	14.65	0.00	15.25
First Quarter	15.00	13.10	0.00	14.80

On November 16, 2012, the Company declared a special cash dividend of $0.40 per share on its outstanding common stock, payable on or about December 31, 2012 to stockholders of record as of the close of business on November 30, 2012. The Company currently intends to adopt a policy of paying regular cash dividends beginning during the first calendar quarter of 2013. However, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future.

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2012:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2012 through July 31, 2012	—	—	—	56,416
August 1, 2012 through August 31, 2012	—	—	—	56,416
September 1, 2012 through September 30, 2012	29,900	$19.10	29,900	26,615

Total	29,900	$19.10	29,900	26,615

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

New Stock Repurchase Program

On November 16, 2012, the Company authorized a new stock repurchase program to acquire up to 230,217 shares, or approximately 10%, of the Company’s outstanding common stock that will be outstanding upon completion of the current stock repurchase program. The Company’s current repurchase program has 14,650 shares remaining to be purchased as of the close of trading on December 14, 2012. The new repurchases will commence upon completion of the current repurchase program. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. Repurchased shares will be held in treasury.

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

	At September 30,
(In thousands)	2012	2011	2010	2009	2008
Financial Condition Data:
Total assets	$638,913	$537,086	$508,442	$480,811	$228,924
Cash and cash equivalents	38,791	27,203	11,278	10,404	21,379
Securities available-for-sale	152,543	108,577	109,976	72,580	10,697
Securities held-to-maturity	7,848	9,506	3,929	6,782	8,456
Loans net	389,067	354,432	343,615	353,823	174,807
Deposits	494,234	387,626	366,161	350,816	189,209
Borrowings from Federal Home Loan Bank	53,062	53,137	67,159	55,773	8,000
Stockholders’ equity (total equity before September 30, 2009)	82,926	76,601	55,151	52,877	29,720

	For the Year Ended September 30,
(In thousands)	2012	2011	2010	2009	2008
Operating Data:
Interest income	$25,994	$25,983	$26,262	$13,008	$12,523
Interest expense	4,675	5,385	6,117	4,440	5,972
Net interest income	21,319	20,598	20,145	8,568	6,551
Provision for loan losses	1,532	1,605	1,604	819	1,540
Net interest income after provision for loan losses	19,787	18,993	18,541	7,749	5,011
Noninterest income	3,422	3,008	2,916	1,263	1,054
Noninterest expense	17,464	16,308	18,020	9,231	6,555
Income (loss) before income taxes	5,745	5,693	3,437	(219)	(490)
Income tax expense (benefit)	1,458	1,679	808	(252)	(300)
Net income (loss)	4,287	4,014	2,629	33	(190)
Less: Preferred stock dividends declared	171	115	-	-	-
Net income (loss) available to common shareholders	$4,116	$3,899	$2,629	$33	$(190)

	For the Year Ended September 30,
	2012	2011	2010	2009	2008
Per Share Data:
Net income per common share, basic	$1.90	$1.82	$1.17	$0.01	N/A
Net income per common share, diluted	1.85	1.78	1.17	0.01	N/A
Dividends per common share	0.00	0.00	0.08	0.00	N/A

	At or For the Year Ended September 30,
	2012	2011	2010	2009	2008
Performance Ratios:
Return on average assets	0.75%	0.78%	0.53%	0.01%	(0.09)%

Return on average equity	5.42	6.85	4.93	0.06	(0.64)

Interest rate spread (1)	4.07	4.30	4.44	3.41	2.97

Net interest margin (2)	4.22	4.44	4.57	3.93	3.38

Other expenses to average assets	3.05	3.15	3.66	3.90	3.11

Efficiency ratio (3)	70.59	69.08	78.14	93.90	86.19

Average interest-earning assets to average interest-bearing liabilities	116.16	111.98	109.89	125.66	113.15

Dividend payout ratio	–	–	7.34	–	–

Average equity to average assets	13.81	11.33	10.85	21.84	14.07

Capital Ratios:
Tangible capital (4)	10.12%	11.34%	7.84%	7.55%	12.87%

Core capital (4)	10.12	11.34	7.84	7.55	12.87

Risk-based capital (4)	17.07	17.52	12.77	12.32	22.09

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.23%	1.29%	1.09%	1.03%	0.98%

Allowance for loan losses as a percent of non-performing loans	84.12	63.70	63.88	70.06	104.72

Net charge-offs to average outstanding loans during the period	0.35	0.21	0.42	0.38	0.64

Non-performing loans as a percent of total loans	1.46	2.02	1.71	1.47	0.93

Non-performing assets as a percent of total assets	2.21	2.01	1.47	1.44	0.96

Other Data:
Number of offices	14	12	12	14	7
Number of deposit accounts (5)	36,259	29,777	31,100	32,689	16,831
Number of loans (6)	6,072	5,777	6,410	6,552	2,188

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	Represents the capital ratios of only the Bank.

(5) The significant increase from 2008 to 2009 is due primarily to 16,455 deposit accounts acquired in the acquisition of Community First. The significant increase from 2011 to 2012 is due primarily to 5,826 deposit accounts acquired in the acquisition of the First Federal branches.

(6) The significant increase from 2008 to 2009 is due primarily to 4,595 loans acquired in the acquisition of Community First. The significant increase from 2011 to 2012 is due primarily to 768 loans acquired in the acquisition of the First Federal branches.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts and loan servicing fees), increases in the cash surrender value of life insurance, fees from sale of mortgage loans originated for sale in the secondary market, commissions on sales of securities and insurance products, and net realized and unrealized gains on trading account securities. We also recognize income from the sale of investment securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, data processing expenses, professional service fees, federal deposit insurance premiums, advertising, net losses on foreclosed real estate and other miscellaneous expenses. Our noninterest expenses increased for the year ended September 30, 2012 when compared to 2011 primarily as a result of nonrecurring expenses in 2012 relating to the acquisition and integration of the First Federal branches and advertising costs associated with the rebranding of the Company with a new ‘look’ and logo during 2012. These 2012 additional expenses consisted primarily of professional fees, data processing expense and advertising expense.

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

Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans. Our data processing expenses increased in the year ended September 30, 2012 when compared to 2011 primarily as a result of nonrecurring expenses in 2012 relating to the integration of the First Federal branches with the Bank’s core operating system. These nonrecurring charges associated with the integration of the First Federal branches with the Bank’s core operating system amounted to $327,000 during 2012.

Professional fees expense represents the fees we pay to third parties for legal, accounting, investment advisory and other consulting services. Our professional fees expense increased in the year ended September 30, 2012 when compared to 2011 primarily as a result of nonrecurring expenses in 2012 relating to the acquisition and integration of the First Federal branches and investment management fees for the managed trading account. The 2012 nonrecurring charges associated with the acquisition and integration of the First Federal branches amounted to $194,000.

Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Other expenses include expenses for office supplies, postage, telephone, insurance, regulatory assessments and other miscellaneous operating expenses.

Critical Accounting Policies

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that require management to make assumptions about matters that are highly uncertain at the time an accounting estimate is made; and different estimates that the Company reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the Company’s financial condition, changes in financial condition or results of operations. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under generally accepted accounting principles. Significant accounting policies, including the impact of recent accounting pronouncements, are discussed in Note 1 of the Notes to Consolidated Financial Statements. The policies considered to be the critical accounting policies are described below.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. Note 1 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report describes the methodology used to determine the allowance for loan losses. The Company has not made any substantive changes to its methodology for determining the allowance for loan losses during the fiscal year ended September 30, 2012, and there have been no material changes in the assumptions or estimation techniques compared to prior years.

Other-Than-Temporary Impairment of Securities. The Company reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment (“OTTI”) on a periodic basis. In evaluating the investment portfolio for OTTI, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the investment has been in a loss position, the size of the loss position and other meaningful information. Generally changes in market interest rates that result in a decline in value of an investment security are considered to be temporary, since the value of such investment can recover in the foreseeable future as market interest rates return to their original levels. However, such declines in value that are due to the underlying credit quality of the issuer or other adverse conditions that cannot be expected to improve in the foreseeable future, may be considered to be other-than-temporary. The Company recognizes credit-related OTTI on debt securities in earnings, while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated other comprehensive income. Management believes this is a critical accounting policy because this evaluation of the underlying credit or analysis of other conditions contributing to the decline in value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. No other-than-temporary write-down charges to earnings were recognized during 2012 or 2011. See Note 4 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding OTTI.

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

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution. We plan to achieve this by executing our strategy of:

•	continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties;

•	pursuing opportunities to increase commercial real estate lending and commercial business lending;

•	improving customer service and product offerings by leveraging the Bank’s investment in new technology including the core operating system;

•	providing exceptional customer service to attract and retain customers;

•	promoting our presence, brand image and product offerings in our primarily market area using our newly designed logo and marketing promotions that were launched in September 2011;

•	continuing to monitor asset quality and credit risk in the loan and investment portfolios;

•	recognizing improvements in noninterest income with respect to service charges on deposits as a result of restructuring deposit account types and fees, commission income related to non-deposit investment products and gains on sales of mortgage loans sold in the secondary market;

•	expanding our market share and market area by opening new branch offices and pursuing opportunities to acquire other financial institutions or branches; and

•	increasing shareholder value through stock repurchase programs and potential future dividend plans.

Continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties.

Our predominant lending activity has been residential mortgage lending in our primary market area. A significant portion of the residential mortgage loans that we had originated before 2005 are secured by non-owner occupied properties. Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties, and our non-performing loan balances have increased in recent periods primarily because of delinquencies in our non-owner occupied residential loan portfolio. Since 2005, when we hired a new President and Chief Executive Officer, we have de-emphasized non-owner occupied residential mortgage lending and have focused, and intend to continue to focus, our residential mortgage lending primarily on originating residential mortgage loans secured by owner-occupied properties. At September 30, 2012, 47.7% of our total loans were residential mortgage loans and 20.4% of our residential mortgage loans were secured by non-owner occupied properties. We intend to expand our emphasis on residential mortgage lending because this type of lending generally carries lower credit risk and has contributed to our historically favorable asset quality.

Pursuing opportunities to increase commercial real estate lending and commercial business lending.

In recent periods, we have begun to focus on commercial real estate and commercial business lending and intend to continue this focus. Commercial real estate loans and commercial business loans give us the opportunity to earn more income because these loans have higher interest rates than residential mortgage loans in order to compensate for the increased credit risk. At September 30, 2012, commercial real estate loans and commercial business loans represented 22.6% and 9.0%, respectively, of our total loans. We intend to continue to pursue these lending opportunities in our primary market area. In addition, the Company’s participation in the United States Department of the Treasury’s Small Business Lending Fund program, as discussed further in Note 25 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report, also provides an incentive and capital to increase commercial lending.

Continuing to integrate the Community First and First Federal offices, customers and product lines.

During 2010, we began to integrate the Community First offices and customers by integrating the core operating systems of the Bank and Community First onto a single core operating system, which was successfully completed in August 2010. This single system permits Bank customers to utilize all office locations, permits Bank officers and staff to extract and monitor a standard set of information available from all office locations and allows the Bank to offer a uniform set of product offerings focus. In addition, during 2011 and 2012 we successfully rebranded all office locations, including those operating under the Community First name, with a new ‘look’ and logo for First Savings Bank in order to provide uniformity to our existing and prospective customer base. In 2012 we began to integrate the First Federal offices and customers into the existing First Savings franchise.

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

The 2009 acquisition of Community First expanded our market area into Harrison, Crawford and Washington Counties, Indiana, while the 2012 acquisition of the First Federal branches enhanced our presence in Harrison and Floyd Counties, Indiana. As previously discussed, we successfully rebranded the twelve office locations during 2011 and 2012 with a new look and logo for First Savings Bank and have also expanded our marketing efforts as a result of such. In addition, we intend to continue to pursue opportunities to expand our market share and market area by seeking to open additional branch offices and pursuing opportunities to acquire other financial institutions or branches of other financial institutions in our primary market area and surrounding areas.

Issuance of Preferred Stock under the U.S. Department of the Treasury’s Small Business Lending Fund

On August 11, 2011, First Savings Financial Group entered into and consummated a Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the Treasury, pursuant to which First Savings Financial Group issued 17,120 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $17.1 million.  The Purchase Agreement was entered into, and the Series A Preferred Stock was issued, pursuant to the Small Business Lending Fund program, a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. See Note 25 of the Notes to Consolidated Financial Statements beginning of page F-1 of this annual report for additional information regarding the terms of the Series A Preferred Stock.

Balance Sheet Analysis

Cash and Cash Equivalents. At September 30, 2012 and 2011, cash and cash equivalents totaled $38.8 million and $27.2 million, respectively. The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are unavailable for investment but interest-bearing and the average amount of those reserve balances for the year ended September 30, 2012 was approximately $2.8 million.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one-to four-family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans. To a lesser extent, we originate various consumer loans including home equity lines of credit.

Residential mortgage loans comprise the largest segment of our loan portfolio. At September 30, 2012, these loans totaled $191.0 million, or 47.7% of total loans, compared to $169.4 million, or 46.7% of total loans at September 30, 2011. Total residential mortgage loan balances increased in 2012 primarily due to the loans acquired in the First Federal branch acquisition. We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 25-year and 30-year fixed-rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income. Management intends to continue offering short-term adjustable rate residential mortgage loans and sell long-term fixed rate mortgage loans in the secondary market with servicing released.

Commercial real estate loans totaled $90.3 million, or 22.6% of total loans at September 30, 2012, compared to $73.5 million, or 20.3% of total loans at September 30, 2011. The balance of commercial real estate loans has increased primarily due to greater opportunity to originate these loans during 2012 as a result of our increased commercial lending personnel. Management continues to focus on pursuing nonresidential loan opportunities in order to further diversify the loan portfolio.

Consumer loans totaled $30.6 million, or 7.7% of total loans, at September 30, 2012 compared to $29.6 million, or 8.1% of total loans, at September 30, 2011. Total consumer loan balances increased in 2012 primarily due to the loans acquired in the First Federal branch acquisition. However, in general, organic consumer loans including automobile loans, home equity lines of credit, unsecured loans and loans secured by deposits, have declined due to pay-downs, payoffs, charge-offs and management’s decision to focus on other lending opportunities with less inherent credit risk. In the aggregate, home equity lines of credit increased $3.1 million, or 20.3%, while automobile loans decreased $1.6 million, or 16.4%, from September 30, 2011 to September 30, 2012. The Bank sold its $1.2 million credit card portfolio in May 2011, resulting in a net gain of $104,000 on the sale.

Commercial business loans totaled $36.2 million, or 9.0% of total loans, at September 30, 2012 compared to $40.6 million, or 11.2% of total loans, at September 30, 2011. The balance of commercial business loans has decreased primarily due to repayments, payoffs, charge-offs and increased competition in the marketplace. Management continues to focus on pursuing commercial business loan opportunities in order to further diversify the loan portfolio.

Multi-family real estate loans totaled $23.9 million, or 6.0% of total loans at September 30, 2012, compared to $24.9 million, or 6.9% of total loans at September 30, 2011. The balance of multi-family real estate loans decreased primarily due to repayments.

Residential construction loans totaled $10.7 million, or 2.7% of total loans, at September 30, 2012 of which $6.4 million were speculative construction loans. At September 30, 2011, residential construction loans totaled $8.0 million, or 2.2% of total loans, of which $6.3 million were speculative loans. The general slowdown in the housing market in our primary market area and, to a lesser extent, increased competition in the market for these loans has somewhat decreased the opportunity to originate these loans and significantly grow this segment of the portfolio. We intend to continue pursuing quality construction lending opportunities as the housing market continues to recover.

Commercial construction loans totaled $5.2 million, or 1.3% of total loans, at September 30, 2012 compared to $4.1 million, or 1.1% of total loans at September 30, 2011. The general slowdown of commercial construction in our primary market area and increased competition in the marketplace has decreased the opportunity to originate these loans and grow this segment of the portfolio.

Land and land development loans totaled $12.3 million, or 3.1% of total loans at September 30, 2012, compared to $12.9 million, or 3.6% of total loans at September 30, 2011. These loans are primarily secured by vacant lots to be improved for residential and nonresidential development and farmland. The general slowdown of residential and commercial construction in our primary market area and increased competition in the marketplace has decreased the opportunity to originate these loans and grow this segment of the portfolio.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$190,958	47.72%	$169,353	46.65%	$172,007	49.33%	$185,800	51.61%	$113,518	64.20%
Commercial	90,290	22.56	73,513	20.25	53,869	15.45	48,090	13.36	15,459	8.74
Multi-family	23,879	5.97	24,909	6.86	20,360	5.84	12,584	3.50	3,282	1.86
Residential construction	10,748	2.69	8,002	2.20	15,867	4.55	14,555	4.04	6,189	3.50
Commercial construction	5,182	1.29	4,144	1.14	9,851	2.83	7,648	2.12	1,991	1.13
Land and land development	12,320	3.08	12,947	3.57	9,076	2.60	11,189	3.11	4,748	2.69
Total	333,377	83.31	292,868	80.67	281,030	80.60	279,866	77.74	145,187	82.12

Commercial business	36,189	9.04	40,628	11.19	30,905	8.86	36,901	10.25	14,411	8.15

Consumer:
Home equity lines of credit	18,294	4.57	15,210	4.19	16,335	4.68	17,365	4.82	9,970	5.64
Auto loans	8,219	2.05	9,827	2.71	13,405	3.84	18,279	5.08	1,950	1.10
Other	4,114	1.03	4,514	1.24	7,030	2.02	7,567	2.11	5,290	2.99
Total	30,627	7.65	29,551	8.14	36,770	10.54	43,211	12.01	17,210	9.73

Total loans	400,193	100.00%	363,047	100.00%	348,705	100.00%	359,978	100.00%	176,808	100.00%

Deferred loan origination fees and costs, net	(382)		(558)		(778)		(846)		(795)
Undisbursed portion of loans in process	6,602		4,501		2,057		3,306		1,067
Allowance for loan losses	4,906		4,672		3,811		3,695		1,729
Loans, net	$389,067		$354,432		$343,615		$353,823		$174,807

Loan Maturity

The following table sets forth certain information at September 30, 2012 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.

	At September 30, 2012
(Dollars in thousands)	Residential Real Estate (1)	Commercial Real Estate (2)	Construction (3)	Commercial Business	Consumer	Total Loans
Amounts due in:
One year or less	$26,684	$41,989	$15,930	$19,889	$8,850	$113,342
More than one year to two years	16,048	18,388	-	4,612	5,711	44,759
More than two years to three years	12,210	11,987	-	3,209	4,001	31,407
More than three years to five years	22,375	13,099	-	4,086	4,997	44,557
More than five years to ten years	43,730	12,670	-	2,888	5,462	64,750
More than ten years to fifteen years	30,835	2,388	-	831	1,604	35,658
More than fifteen years	62,955	2,089	-	674	2	65,720
Total	$214,837	$102,610	$15,930	$36,189	$30,627	$400,193

(1)          Includes multi-family loans.

(2)          Includes farmland and land and land development loans.

(3)          Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2012 that are due after September 30, 2013, and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$112,015	$76,138	$188,153
Commercial real estate (2)	44,037	16,584	60,621
Construction	-	-	-
Commercial business	12,469	3,831	16,300
Consumer	7,730	14,047	21,777
Total	$176,251	$110,600	$286,851

(1)          Includes multi-family loans.

(2)          Includes farmland and land and land development loans.

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated.

	Year Ended September 30,
(In thousands)	2012	2011	2010
Total loans at beginning of period	$363,047	$348,705	$359,978
Loans originated:
Residential real estate (1)	28,403	33,968	22,980
Commercial real estate (2)	29,622	26,313	7,386
Construction	8,239	4,440	9,762
Commercial business	8,936	17,327	10,050
Consumer	8,379	6,260	6,999
Total loans originated	83,579	88,308	57,177
Loans purchased	5,923	–	–
Increase due to acquisition of First Federal branches	32,408	–	–
Deduct:
Loan principal repayments	(82,020)	(73,966)	(68,450)
Loan sales	(2,744)	–	–
Net loan activity	37,146	14,342	(11,273)
Total loans at end of period	$400,193	$363,047	$348,705

(1)          Includes multi-family loans.

(2)          Includes farmland and land and land development loans.

Trading Account Securities. Our trading account securities represent an investment in a managed brokerage account in May 2012 that invests in small and medium lot, investment grade municipal bonds. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At September 30, 2012, trading account securities recorded at fair value totaled $3.6 million, comprised of investment grade municipal bonds. See Note 4 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding trading account securities.

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, and privately-issued collateralized mortgage obligations and asset-backed securities. Available for sale securities increased by $44.0 million from September 30, 2011 to September 30, 2012 primarily due to purchases of $76.8 million and unrealized gains of $3.4 million, which more than offset maturities and calls of $12.7 million, sales of $2.2 million and principal repayments of $21.1 million.

Securities Held to Maturity. Our held to maturity securities portfolio consists primarily of mortgage-backed securities issued by government sponsored enterprises and municipal bonds. Held to maturity securities decreased by $1.7 million from September 30, 2011 to September 30, 2012 primarily due to maturities and principal repayments of $1.6 million.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2012		2011		2010
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Agency bonds and notes	$15,940	$16,064	$12,762	$12,866	$25,510	$25,705
Agency mortgage-backed securities	42,255	43,420	17,719	18,309	13,944	14,141
Agency CMO	17,186	17,541	25,368	25,691	22,325	22,488
Privately-issued CMO	4,283	5,289	4,414	4,704	4,737	5,446
Privately-issued asset-backed	5,797	7,227	5,623	6,692	5,605	7,242
Municipal	58,135	62,933	37,344	40,259	33,109	34,877
Equity securities	–	69	–	56	–	77
Total	$143,596	$152,543	$103,230	$108,577	$105,230	$109,976

Securities held to maturity:
Agency mortgage-backed securities	$1,342	$1,460	$2,337	$2,521	$3,625	$3,836
Municipal	6,506	6,854	7,169	7,169	304	308
Total	$7,848	$8,314	$9,506	$9,690	$3,929	$4,144

The following table sets forth the activity in our investment available for sale and held to maturity securities portfolio during the periods indicated.

	At or For the Year Ended September 30,
(In thousands)	2012	2011	2010
Mortgage-backed securities:
Mortgage-backed securities, beginning of period (1)	$20,830	$17,977	$41,229
Purchases	33,762	9,157	10,020
Sales	–	(154)	(20,244)
Maturities	–	–	–
Repayments and prepayments	(9,596)	(6,177)	(12,356)
Net amortization of premiums and accretion of discounts on securities	(625)	(348)	(849)
Gains on sales	–	9	153
Increase in net unrealized gain	509	366	24
Increase due to acquisition of Community First	–	–	–
Net increase (decrease) in mortgage-backed securities	24,050	2,853	(23,252)
Mortgage-backed securities, end of period (1)	$44,880	$20,830	$17,977

Investment securities:
Investment securities, beginning of period (1)	$97,437	$96,143	$38,405
Purchases	43,014	39,813	92,742
Sales	(2,265)	(6,941)	(3,666)
Maturities	(13,318)	(26,273)	(32,605)
Repayments and prepayments	(12,529)	(5,931)	(3,366)
Net amortization of premiums and accretion of discounts on securities	242	474	801
Other than temporary impairment loss	–	–	(60)
Gains on sales	30	95	–
Increase in net unrealized gain	3,366	57	3,892
Acquired with Community First	–	–	–
Net increase in investment securities	18,540	1,294	57,738
Investment securities, end of period (1)	$115,977	$97,437	$96,143

(1)	At fair value.

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2012. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 34%. Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available for sale:

Agency bonds and notes	$–	–%	$–	–%	$1,063	2.20%	$15,001	2.28%	$16,064	2.27%
Agency mortgage-backed securities	7	2.07	238	3.86	961	2.59	42,214	3.06	43,420	3.07
Agency CMO	–	–	–	–	1,972	2.03	15,569	2.10	17,541	2.09
Privately-issued CMO	–	–	–	–	–	–	5,289	10.03	5,289	10.03
Privately-issued ABS	–	–	–	–	–	–	7,227	18.85	7,227	18.85
Municipal	751	2.69	2,823	4.41	7,898	4.93	51,461	5.42	62,933	5.28
Total	$758	2.69%	$3,061	4.37%	$11,894	4.02%	$136,761	4.86%	$152,474	4.77%

Securities held to maturity:

Agency mortgage-backed securities	$–	–%	$–	–%	$–	–%	$1,342	5.04%	$1,342	5.04%
Municipal	525	5.25	2,405	5.88	2,108	6.94%	1,468	6.77	6,506	6.37
Total	$525	5.25%	$2,405	5.88%	$2,108	6.94%	$2,810	5.94%	$7,848	6.15%

As of September 30, 2012, we did not own any investment securities of a single issuer that had an aggregate book value in excess of 10% of the Company’s stockholders’ equity at that date, other than securities and obligations issued by U.S. government agencies and sponsored enterprises.

Deposits. Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments. Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and certificates of deposits. Deposits increased $106.6 million from September 30, 2011 to September 30, 2012 due primarily to the deposits assumed in the acquisition of the First Federal branches totaling $116.5 million, which included noninterest-bearing checking of $8.8 million, interest-bearing checking of $18.1 million, money market deposit accounts of $3.1 million, interest-bearing savings of $16.5 million and certificates of deposit of $70.0 million. In the aggregate, the Bank recognized increases in noninterest-bearing checking of $17.1 million, interest-bearing checking of $32.6 million, money market deposit accounts of $24.7 million, interest-bearing savings of $20.4 million and certificates of deposit of $11.8 million when comparing the two years. Brokered certificates of deposits decreased $29.7 million from $32.7 million at September 30, 2011 to $3.0 million at September 30, 2012. We have continued to promote relationship-oriented deposit accounts but at times utilize a certain level of brokered certificates of deposit as a lower-cost alternative to retail certificates of deposit. In addition, we have continued to develop and promote cash management services including sweep accounts and remote deposit capture during 2012 in order to increase the level of commercial deposit accounts. We believe that the development and promotion of these products has made us more competitive in attracting commercial deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2012	2011	2010
Non-interest-bearing demand deposits	$50,502	$33,426	$28,853
NOW accounts	100,438	67,801	64,831
Money market accounts	64,186	39,511	35,950
Savings accounts	62,610	42,191	39,104
Certificates of deposit	216,498	204,697	197,423
Total	$494,234	$387,626	$366,161

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2012. Jumbo certificates of deposit require minimum deposits of $100,000.

(In thousands)	Amount
Three months or less	$9,370
Over three through six months	13,287
Over six through twelve months	14,469
Over twelve months	34,663
Total	$71,789

The following table sets forth time deposits classified by rates at the dates indicated.

	At September 30,
(In thousands)	2012	2011	2010
0.00 - 1.00%	$88,816	$102,036	$65,409
1.01 - 2.00%	66,867	36,736	42,725
2.01 - 3.00%	43,106	34,934	39,084
3.01 - 4.00%	10,523	14,869	19,944
4.01 - 5.00%	5,313	13,488	21,445
5.01 - 6.00%	1,873	2,519	6,695
6.01 - 7.00%	–	115	581
7.01 - 8.00%	–	–	1,540
Total	$216,498	$204,697	$197,423

The following table sets forth the amount and maturities of time deposits at September 30, 2012.

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
0.00 - 1.00%	$74,849	$9,723	$3,102	$1,142	$88,815	41.02%
1.01 - 2.00%	19,845	17,679	11,987	17,356	66,867	30.89
2.01 - 3.00%	11,813	3,071	10,358	17,864	43,106	19.91
3.01 - 4.00%	2,186	2,991	865	4,481	10,524	4.86
4.01 - 5.00%	1,985	1,224	213	1,891	5,312	2.45
5.01 - 6.00%	–	18	–	1,855	1,874	0.87
6.01 - 7.00%	–	–	–	–	–	–
Total	$110,678	$34,706	$26,525	$44,589	$216,498	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended September 30,
(In thousands)	2012	2011	2010
Beginning balance	$387,626	$366,161	$350,816
Increase due to acquisition of First Federal branches	116,541	–	–
Increase (decrease) before interest credited	(14,215)	17,846	12,865
Interest credited	4,282	3,619	2,480
Net increase in deposits	106,608	21,465	15,345
Ending balance	$494,234	$387,626	$366,161

Borrowings. We use borrowings from the Federal Home Loan Bank of Indianapolis (FHLBI) consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments. We also utilize retail and broker repurchase agreements as sources of borrowings.

The following table sets forth certain information regarding the Bank’s use of FHLBI borrowings.

	Year Ended September 30,
(Dollars in thousands)	2012	2011	2010
Maximum amount of FHLBI borrowings outstanding at any month-end during period	$98,381	$78,162	$67,159
Average FHLBI borrowings outstanding during period	67,346	63,990	59,319
Weighted average interest rate during period	1.68%	1.71%	1.70%
Balance outstanding at end of period	$53,062	$53,137	$67,159
Weighted average interest rate at end of period	2.11%	1.89%	1.80%

The outstanding balance of borrowings from the FHLBI did not change significantly from September 30, 2011 to September 30, 2012. FHLBI borrowings are primarily used to fund loan demand and to purchase available for sale securities. See Note 13 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding FHLBI borrowings.

The following table sets forth certain information regarding the Bank’s use of borrowings under retail repurchase agreements.

	Year Ended September 30,
(Dollars in thousands)	2012	2011	2010
Maximum amount of retail repurchase agreements outstanding at any month-end during period	$1,329	$1,321	$1,312
Average retail repurchase agreements outstanding during period	1,324	1,316	1,308
Weighted average interest rate during period	0.62%	0.63%	0.50%
Balance outstanding at end of period	$1,329	$1,321	$1,312
Weighted average interest rate at end of period	0.50%	0.63%	0.63%

The following table sets forth certain information regarding the Bank’s use of borrowings under repurchase agreements with broker-dealers.

	Year Ended September 30,
(Dollars in thousands)	2012	2011	2010
Maximum amount of broker repurchase agreements outstanding at any month-end during period	$15,047	$15,473	$15,899
Average broker repurchase agreements outstanding during period	2,785	15,312	15,722
Weighted average interest rate during period	2.09%	2.07%	2.10%
Balance outstanding at end of period	-	$15,082	$15,509
Weighted average interest rate at end of period	-	1.62%	1.62%

See Note 12 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding repurchase agreements.

Other Long-Term Debt. On July 27, 2012, FFCC, Inc. entered into a loan agreement with another financial institution to finance the retail development project discussed in Note 6 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report. The loan has a maximum commitment of $5 million and FFCC, Inc. had borrowed $2.1 million under the loan at September 30, 2012. See Note 14 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding other long-term debt.

Results of Operations for the Years Ended September 30, 2012 and 2011

Overview. The Company reported net income of $4.3 million and net income available to common shareholders of $4.1 million ($1.85 per common share diluted; weighted average common shares outstanding of 2,230,188, as adjusted) for the year ended September 30, 2012, compared to net income of $4.0 million and net income available to common shareholders of $3.9 million ($1.78 per common share diluted; weighted average common shares outstanding of 2,189,472, as adjusted) for the year ended September 30, 2011.

As discussed in “Noninterest Expense” below, the Company recognized nonrecurring pretax charges totaling $597,000 for the acquisition and integration of the First Federal branches, including data processing costs of $327,000, professional fees of $194,000 and other miscellaneous expenses of $76,000. During the year ended September 30, 2011, the Company recognized a nonrecurring pretax charge of $118,000 related to severance compensation for the early retirement of several officers.

Net Interest Income. Net interest income increased $721,000, or 3.5%, from $20.6 million for the year ended September 30, 2011 to $21.3 million for the year ended September 30, 2012 primarily as the result of increases in the average balance of interest earning assets from 2011 to 2012 and the ratio of average interest-earning assets to average interest-bearing liabilities from 111.98% for 2011 to 116.16% for 2012, which more than offset a decrease in the interest rate spread from 2011 to 2012. The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased from 4.30% for 2011 to 4.07% for 2012 due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 5.57% for 2011 to 5.11% for 2012, which more than offset a decrease in the average cost of interest-bearing liabilities from 1.27% for 2011 to 1.04% for 2012.

Total interest income increased $11,000, and remained consistent at $26.0 million for both years 2011 and 2012. The slight increase in total interest income is due primarily to an increase in the average balance of interest earning assets of $47.2 million from $475.5 million for 2011 to $522.7 million for 2012, which more than offset the change in total interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 5.57% for 2011 to 5.11% for 2012. The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $22.6 million, investment securities of $19.3 million and interest-bearing deposits with banks of $4.7 million. The increase in the average balance of loans is due primarily to the acquisition of the First Federal branches.

Interest income on loans decreased $76,000, or 0.4%, from $20.7 million for 2011 to $20.6 million for 2012 due primarily to a decrease in the average tax-equivalent yield on loans from 5.96% for 2011 to 5.58% for 2012, which more than offset the change in interest income on loans due to an increase in the average balance of loans outstanding of $22.6 million from $348.5 million for 2011 to $371.1 million for 2012. The increase in the average balance of loans outstanding is due primarily to the acquisition of the First Federal branches, which primarily increased residential mortgage and consumer loans, and an increase in commercial real estate loans. In an effort to increase the size and diversity of the loan portfolio, the Bank offered competitive rates on short-term commercial real estate mortgage loans and was successful in originating these loans, which minimized the attrition in the commercial business loan portfolio.

Interest income on investment securities increased $55,000, or 1.1%, and remained consistent at $5.2 million for both years 2011 and 2012. The slight increase in interest income on investment securities is due primarily to an increase in the average balance of investment securities of $19.3 million, or 16.3%, from $118.1 million for 2011 to $137.4 million for 2012, which more than offset the change in interest income on investment securities due to a decrease in the average tax-equivalent yield on investments securities from 4.74% for 2011 to 4.26% for 2012. During 2012, in an effort to maximize earnings and diversify the asset portfolio, the Bank increased its investments in mortgage backed securities issued by U.S. government agencies and sponsored enterprises, and municipal bonds.

Total interest expense decreased $710,000, or 13.1%, due primarily to a decrease in the average cost of funds from 1.27% for 2011 to 1.04% for 2012, which more than offset the change in total interest expense due to a $25.4 million increase in the average balance of interest-bearing liabilities from $424.6 million for 2011 to $450.0 million for 2012. The average balance of interest-bearing deposits increased $34.3 million, or 10.0%, from $344.0 million for 2011 to $378.3 million for 2012 and the average cost of funds for deposits was 1.15% for 2011 compared to 0.92% for 2012. The increase in the average balance of deposits is due primarily to the acquisition of the First Federal branches. The average balance of borrowings decreased $8.9 million, or 11.0%, from $80.6 million for 2011 to $71.7 million for 2012 and the average cost of funds for borrowings was 1.76% for 2011 compared to 1.67% for 2012. The average cost of interest-bearing liabilities decreased for 2012 primarily as a result of a reduction in the rates offered on deposit accounts during 2012, the repricing of time deposits at lower market rates during 2012, and the use of a certain level of lower-cost borrowings.

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

	Year Ended September 30,
	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits with banks	$9,346	$11	0.12%	$4,609	$18	0.39%	$3,614	$16	0.44%
Loans	371,066	20,709	5.58	348,522	20,766	5.96	352,208	22,295	6.33
Investment securities	104,715	5,066	4.84	101,760	5,100	5.01	58,437	3,558	6.09
Mortgage-backed securities	32,635	785	2.41	16,381	504	3.08	31,309	750	2.40
Federal Home Loan Bank stock	4,965	151	3.04	4,194	112	2.67	4,170	69	1.65
Total interest-earning assets	522,727	26,722	5.11	475,466	26,500	5.57	449,738	26,688	5.93

Non-interest-earning assets	49,979			42,068			42,003
Total assets	572,706			517,534			$491,741

Liabilities and equity:
NOW accounts	$78,530	$424	0.54	$64,967	$342	0.53	$63,389	$387	0.61
Money market deposit accounts	48,878	347	0.71	37,150	276	0.74	33,736	260	0.77
Passbook accounts	48,055	125	0.26	40,398	103	0.25	37,438	99	0.26
Certificates of deposit	202,797	2,580	1.27	201,483	3,247	1.61	198,323	4,025	2.03
Total interest-bearing deposits	378,260	3,476	0.92	343,998	3,968	1.15	332,886	4,771	1.43

Borrowings (1)	71,743	1,199	1.67	80,618	1,417	1.76	76,369	1,346	1.76
Total interest-bearing liabilities	450,003	4,675	1.04	424,616	5,385	1.27	409,255	6,117	1.49

Non-interest-bearing deposits	40,304			31,485			27,024
Other non-interest-bearing liabilities	3,325			2,793			2,112
Total liabilities	493,632			458,894			438,391

Total equity	79,074			58,640			53,350
Total liabilities and equity	$572,706			$517,534			$491,741
Net interest income		$22,047			$21,115			$20,571
Interest rate spread			4.07%			4.30%			4.44%
Net interest margin			4.22%			4.44%			4.57%
Average interest-earning assets to average interest-bearing liabilities			116.16%			111.98%			109.89%

(1)     Includes Federal Home Loan Bank borrowings, repurchase agreements and other long-term debt.

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

	Year Ended September 30, 2012 Compared to Year Ended September 30, 2011			Year Ended September 30, 2011 Compared to Year Ended September 30, 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$(21)	$14	$(7)	$4	$(2)	$2
Loans receivable	(3,830)	3,773	(57)	(232)	(1,297)	(1,529)
Investment securities	201	(235)	(34)	2,027	(485)	1,542
Mortgage-backed securities	360	(79)	281	(607)	361	(246)
Other interest-earning assets	22	17	39	-	43	43
Total interest-earning assets	(3,268)	3,490	222	1,192	(1,380)	(188)

Interest expense:
Deposits	488	(980)	(492)	165	(968)	(803)
Federal Home Loan Bank advances	(149)	(69)	(218)	71	-	71
Total interest-bearing liabilities	339	(1,049)	(710)	236	(968)	(732)
Net increase (decrease) in net interest income	$(3,607)	$4,539	$932	$956	$(412)	$544

Provision for Loan Losses. The provision for loan losses decreased $73,000, or 4.5%, from $1.6 million for the year ended September 30, 2011 to $1.5 million for the year ended September 30, 2012. During 2011, the Bank had net charge-offs of $744,000 compared to $1.3 million for 2012. The gross loan portfolio increased $37.2 million from $363.0 million at September 30, 2011 to $400.2 million at September 30, 2012, primarily in the residential real estate and commercial real estate mortgage portfolios. Nonperforming loans decreased $1.5 million from $7.3 million at September 30, 2011 to $5.8 million at September 30, 2012, due primarily to one borrower with outstanding loans totaling $1.9 million on non accrual status at September 30, 2011 who has paid all of the loans current and was on accrual status at September 30, 2012. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the increase in net charge-offs during 2012. See “Analysis of Nonperforming and Classified Assets” included herein. It is management’s assessment that the allowance for loan losses at September 30, 2012 was adequate and appropriately reflected the inherent risk of loss in the Bank’s loan portfolio at that date.

Noninterest Income. Noninterest income increased $414,000, or 13.8%, from $3.0 million for the year ended September 30, 2011 to $3.4 million for the year ended September 30, 2012. The increase is due primarily to a gain of $324,000 on a life insurance policy during 2012, an increase in net investment securities gains of $143,000 from $104,000 for 2011 to $247,000 for 2012, an increase in other income of $119,000 from $748,000 for 2011 to $867,000 for 2012 and an increase in commission income of $33,000 from $250,000 for 2011 to $283,000 for 2012. The increase in net securities gains was due to gains on the trading account securities portfolio and the increase in other income was due primarily to increase in surcharge, interchange and other fee income sources. These increases and additional gains were partially offset by a decrease in service charges on deposits accounts of $77,000, which is the Bank’s principal source of noninterest income, a decrease in net gains on sales of loans of $91,000 from $288,000 for 2011 to $197,000 for 2012, and a decrease in earning on life insurance of $25,000 from $314,000 for 2011 to $289,000 for 2012. The decrease in service charges on deposit accounts was due primarily to a decrease in overdraft fee income and the decrease in net gains on sales of loans was due primarily to the sale of the Bank’s $1.2 million credit card portfolio in 2011, which resulted in a gain of $104,000 during 2011.

Noninterest Expense. Noninterest expenses increased $1.2 million, or 7.1%, from $16.3 million for the year ended September 30, 2011 $17.5 million for the year ended September 30, 2012. The increase was due primarily to increases in compensation and benefits expense of $326,000, data processing expense of $292,000, advertising expense of $225,000, professional fees of $408,000, occupancy and equipment expense of $79,000, and other operating expenses of $140,000, which more than offset decreases in FDIC insurance premiums of $107,000 and net losses on foreclosed real estate of $207,000. The increase in compensation and benefits expense is due primarily to normal salary, wages and benefits increases, plus the addition of employees as a result of the acquisition of the First Federal branches. The increase in advertising expense was due primarily to a rebranding and advertising campaign for the Bank’s new ‘look’ and logo that was launched in September 2011. The increases in data processing and professional fees expenses are due primarily to expenditures associated with the acquisition and integration of the First Federal branches. The decrease in net losses on foreclosed real estate is due primarily to decreases in write-downs and net operating expenses related to foreclosed properties during 2012, and a net gain on sales of foreclosed real estate during 2012 as compared to a net loss on sales during 2011.

Income Tax Expense. The Company recognized income tax expense of $1.5 million for the year ended September 30, 2012, for an effective tax rate of 25.4%, compared to income tax expense of $1.7 million, for an effective tax rate of 29.5%, for the year ended September 30, 2011. The lower effective tax rate for the year ended September 30, 2012 was due primarily to a higher level of tax exempt income for 2012. See Note 18 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding income taxes.

Risk Management

Overview. Managing risk is essential to successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue or in the value of our common stock once we become a public company. The Company has implemented an enterprise risk management structure during 2012 in order to better manage and mitigate these identified and perceived risks.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at its fair market value less estimated costs to sell at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income. See Note 8 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding foreclosed real estate.

The following table provides information with respect to our nonperforming assets at the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be troubled debt restructurings. The Bank had twenty-six troubled debt restructurings totaling $6.8 million, which were performing according to their terms and on accrual status, as of September 30, 2012. See Note 5 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding trouble debt restructurings.

	At September 30,
(Dollars in thousands)	2012	2011	2010	2009	2008
Non-accrual loans:
Residential real estate	$2,775	$3,758	$2,753	$1,995	$472
Commercial real estate	899	1,133	843	1,022	–
Multi-family	–	–	–	–	–
Construction	174	174	490	461	–
Land and land development	–	340	–	537	33
Commercial business	66	2	207	572	119
Consumer	175	215	303	145	174
Total (1)	4,089	5,622	4,596	4,732	798

Accruing loans past due 90 days or more:
Residential real estate	1,548	603	602	128	678
Commercial real estate	3	949	327	–	–
Multi-family	–	–	–	–	–
Construction	–	–	272	228	–
Land and land development	–	–	–	–	–
Commercial business	98	99	137	67	–
Consumer	94	61	62	119	175
Total	1,743	1,712	1,400	542	853
Total non-performing loans	5,832	7,334	5,996	5,274	1,651

Trouble debt restructurings classified as performing loans:
Residential real estate	2,993	1,499	–	–	–
Commercial real estate	1,290	812	–	–	–
Multifamily	2,356	–	–	–	–
Commercial business	14	–	–	–	–
Consumer	158	–	–	–	–
Total troubled debt restructurings classified as performing loans	6,811	2,311	–	–	–

Real estate owned	1,481	1,028	1,331	1,589	390
Other non-performing assets	–	126	171	64	146
Total non-performing assets	$14,124	$10,799	$7,498	$6,927	$2,187

Total non-performing loans to total loans	1.46%	2.02%	1.71%	1.47%	0.93%
Total non-performing loans to total assets	0.91%	1.37%	1.17%	1.10%	0.72%
Total non-performing assets to total assets	2.21%	2.01%	1.47%	1.44%	0.96%

(1)	Total nonaccrual loans at September 30, 2010 includes four trouble debt restructurings totaling $592,000 that were on non-accrual as of that date.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of the Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution, without establishment of a specific allowance or charge-off, is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as doubtful we may establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of investment in classified assets at the dates indicated.

	At September 30,
(In thousands)	2012	2011	2010
Special mention assets	$10,595	$6,962	$7,610
Substandard assets (1)	21,253	25,835	12,332
Doubtful assets	1,055	1,317	3,221
Loss assets	–	–	–
Total classified assets	$32,903	$34,114	$23,163

(1)	Includes substandard loans and investment securities.

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

At September 30, 2012, the Company held eighteen privately-issued CMO and ABS securities with an aggregate amortized cost of $3.0 million and fair value of $3.9 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies. Based on an independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO or ABS portfolio. At September 30, 2011, the Company held twenty privately-issued CMO and ABS securities with an aggregate amortized cost of $6.0 million and fair value of $7.0 million that had been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30,				At September 30,
	2012				2011
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	88	$6,400	42	$4,055	66	$4,911	28	$2,191
Commercial real estate	4	120	4	842	4	613	6	1,966
Multi-family	–	–	–	–	–	–	–	–
Construction	–	–	–	–	–	–	2	174
Land and land development.	2	50	–	–	1	45	1	341
Commercial business	5	107	3	163	7	1,040	3	100
Consumer	39	380	11	176	39	515	14	145
Total	138	$7,057	60	$5,237	117	$7,124	54	$4,917

	At September 30,
	2010
	30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	25	$1,926	34	$2,604
Commercial real estate	5	653	6	1,159
Multi-family	1	650	–	–
Construction	1	156	6	749
Land and land development	1	40	–	–
Commercial business	6	483	5	343
Consumer	33	248	13	211
Total	72	$4,156	64	$5,066

Analysis and Determination of the Allowance for Loan Losses.

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allowance required for identified problem loans; (2) a general allowance on the remainder of the loan portfolio; and (3) an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.

Specific Allowance Required for Identified Problem Loans. For doubtful loans that are also classified as impaired we establish a specific allowance when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan.

General Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not currently classified in order to recognize the inherent losses associated with lending activities. The general allowance covers non-classified loans and is based on historical loss experience adjusted for qualitative factors such as changes in economic conditions, changes in the volume of past due and non-accrual loans and classified assets, changes in the nature and volume of the portfolio, changes in the value of underlying collateral for collateral dependent loans, concentrations of credit, and other factors.

Unallocated Allowance. We may establish an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses. Any unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimate specific and general losses in the loan portfolio. There was no unallocated allowance for loan losses at September 30, 2012 and 2011.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2012			2011			2010
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$908	18.51%	47.72%	$833	17.83%	46.65%	$1,242	32.59%	49.33%
Commercial real estate	2,204	44.92	22.56	1,314	28.13	20.25	600	15.74	15.45
Multi-family	389	7.93	5.97	604	12.93	6.86	369	9.68	5.84
Construction	52	1.06	3.98	56	1.20	3.34	218	5.72	7.38
Land and land development	2	0.04	3.08	53	1.13	3.57	62	1.63	2.60
Commercial business	1,084	22.10	9.04	1,525	32.64	11.19	891	23.38	8.86
Consumer	267	5.44	7.65	287	6.14	8.14	429	11.26	10.54
Total allowance for loan losses	$4,906	100.00%	100.00%	$4,672	100.00%	100.00%	$3,811	100.00%	100.00%

	At September 30,
	2009			2008
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$1,493	40.40%	51.61%	$622	35.97%	64.20%
Commercial real estate	271	7.33	13.36	220	12.73	8.74
Multi-family	–	–	3.50	–	–	1.86
Construction	302	8.17	6.17	–	–	4.63
Land and land development	258	6.98	3.11	50	2.89	2.69
Commercial business	444	12.02	10.25	196	11.34	8.15
Consumer	927	25.10	12.00	641	37.07	9.73
Total allowance for loan losses	$3,695	100.00%	100.00%	$1,729	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the Office of the Comptroller of the Currency, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. The Office of the Comptroller of the Currency may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2012	2011	2010	2009	2008
Allowance for loan losses at beginning of period	$4,672	$3,811	$3,695	$1,729	$1,297
Provision for loan losses	1,532	1,605	1,604	819	1,540
Charge offs:
Residential real estate	510	651	334	580	1,085
Commercial real estate	543	68	–	–	–
Multi-family	85	–	–	–	–
Construction	–	8	–	–	–
Land and land development	–	–	5	–	–
Commercial business	33	86	964	39	–
Consumer	304	287	340	209	153
Total charge-offs	1,475	1,100	1,643	828	1,238

Recoveries:
Residential real estate	109	79	68	57	–
Commercial real estate	–	–	–	–	110
Multi-family	–	–	–	–	–
Land and land development	–	–	–	–	–
Construction	–	–	–	–	–
Commercial business	2	214	–	–	–
Consumer	66	63	87	82	20
Total recoveries	177	356	155	139	130
Net charge-offs	1,298	744	1,488	689	1,108
Increase due to acquisition of Community First	–	–	–	1,836	–

Allowance for loan losses at end of period	$4,906	$4,672	$3,811	$3,695	$1,729

Allowance for loan losses to non-performing loans	84.12%	63.70%	63.88%	70.06%	104.72%
Allowance for loan losses to total loans outstanding at the end of the period	1.23%	1.29%	1.09%	1.03%	0.98%
Net charge-offs to average loans outstanding during the period	0.35%	0.21%	0.42%	0.38%	0.64%

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration and generally selling in the secondary market substantially all newly originated one-to four-family residential real estate loans. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments; however, we acquired an interest rate cap contract in the acquisition of Community First. See Note 23 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the use of derivative instruments.

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

Market Risk Analysis. An element in our ongoing process is to measure and monitor interest rate risk using a Net Interest Income at Risk simulation to model the interest rate sensitivity of the balance sheet and to quantify the impact of changing interest rates on the Company. The model quantifies the effects of various possible interest rate scenarios on projected net interest income over a one-year horizon. The model assumes a semi-static balance sheet and measures the impact on net interest income relative to a base case scenario of hypothetical changes in interest rates over twelve months and provides no effect given to any steps that management might take to counter the effect of the interest rate movements. The scenarios include prepayment assumptions, changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates in order to capture the impact from re-pricing, yield curve, option, and basis risks.

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2012 financial information. The Company implemented the Net Interest Income at Risk simulation during 2012 and therefore does not have comparable information for the year ended September 30, 2011.

	At September 30, 2012
Immediate Change	One Year Horizon
in the Level	Dollar	Percent
of Interest Rates	Change	Change
	(Dollars in thousands)
300bp	$411	1.80%
200bp	274	1.20
100bp	107	0.47
Static	-	-
(100)bp	6	0.03

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that Company’s EVE could change as follows, relative to our base case scenario, based on September 30, 2012 financial information.

	At September 30, 2012
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$69,309	$(14,990)	(17.78)%	11.99%	(120	) bp
200bp	76,110	(8,189)	(9.71)	12.70	(49	) bp
100bp	82,119	(2,180)	(2.59)	13.23	4	bp
Static	84,299	-	-	13.19	-	bp
(100)bp	82,060	(2,239)	(2.66)	12.67	(52	) bp

The models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect the Company’s net interest income and EVE. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand its overall sensitivity to market interest rate changes. Therefore, as with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables and it’s recognized that the model outputs are not guarantees of actual results. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $38.8 million. Securities classified as trading and available-for-sale, amounting to $3.6 million and $152.5 million, respectively, at September 30, 2012, provide additional sources of liquidity. At September 30, 2012, we had the ability to borrow a total of approximately $108.0 million from the FHLBI, of which $53.1 million was borrowed and outstanding. See Note 13 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding FHLBI borrowings. In addition, we had the ability to borrow the lesser of $10 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at September 30, 2012. The Bank had no outstanding federal funds purchased under the facility at September 30, 2012. See Note 11 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding federal funds purchased borrowings.

At September 30, 2012, the Bank had $55.3 million in commitments to extend credit outstanding. Certificates of deposit due within one year of September 30, 2012 totaled $110.7 million, or 51.1% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2012, the Company had liquid assets of $1.9 million.

The following tables present certain of our contractual obligations as of September 30, 2012.

		Payments due by period
(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Deferred director fee agreements	$574	$5	$9	$9	$551
Deferred compensation agreements (1)	175	37	81	57	–
Operating lease obligations	26	22	4	–	–
Repurchase agreements	1,329	1,329	–	–	–
FHLBI borrowings	53,062	18,062	20,000	15,000	–
Other long-term debt (2)	2,132	71	151	163	1,747
Total	$57,298	$19,256	$20,245	$15,229	$2,298

(1)	Includes deferred compensation agreement with a former officer that calls for annual payments of $9,000 until his death.
(2)	Represents outstanding principal balance on a $5.0 million loan agreement with another financial institution to finance a retail development project. The loan calls for 12 interest only monthly payments, followed by 107 monthly payments sufficient to fully amortize the loan over a 20 year period and a balloon payment of all outstanding principal and interest at maturity on July 27, 2022. Since the development is not completed and the loan is not fully disbursed, future maturities of other long-term debt are based on the amount outstanding under the loan agreement at September 30, 2012.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and FHLBI borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Financing and Investing Activities

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended September 30,
(In thousands)	2012	2011	2010
Investing activities:
Loan purchases	$(38,331)	$–	$–
Loan originations	(93,666)	(98,147)	(66,466)
Loan principal repayments	82,466	71,898	69,891
Loan sales	12,385	13,229	7,848
Proceeds from maturities and principal repayments of investment securities	25,847	32,204	35,971
Proceeds from maturities and principal repayments of mortgage-backed securities	9,596	6,177	12,356
Proceeds from sales of investment securities available- for-sale	2,265	6,941	3,666
Proceeds from sales of mortgage-backed securities available-for-sale	–	154	20,244
Purchases of investment securities	(43,014)	(39,813)	(92,742)
Purchases of mortgage-backed securities	(33,763)	(9,157)	(10,020)

Financing activities:
Increase (decrease) in deposits	(9,933)	21,465	15,345
Decrease in federal funds purchased	–	–	(1,180)
Decrease in repurchase agreements	(15,074)	(418)	(418)
Increase (decrease) in Federal Home Loan Bank borrowings	(75)	(14,022)	11,386
Increase other long-term debt	2,132	–	–

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement,” and Note 27 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Note 19 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

For the year ended September 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2012 is effective.

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

(c)          Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information as of September 30, 2012 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

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

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the sections captioned “Transactions with Related Persons” and “Director Independence” in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
3.2	Articles of Amendment to the Articles of Incorporation for the Series A Preferred Stock (2)
3.3	Bylaws of First Savings Financial Group, Inc. (1)
4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
10.1	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank, F.S.B. and Larry W. Myers, dated October 7, 2009* (3)
10.2	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank, F.S.B. and John P. Lawson, Jr., dated October 7, 2009* (3)
10.3	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank, F.S.B. and Anthony A. Schoen, dated October 7, 2009* (3)
10.4	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank, F.S.B. and Samuel E. Eckart, dated October 7, 2009* (3)
10.5	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (4)
10.6	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (4)
10.7	Securities Purchase Agreement, dated August 11, 2011, between the Company and the Secretary of the Treasury with respect to the Series A Preferred Stock (2)
10.8	Amended and Restated Director Deferred Compensation Agreement * (1)
21.0	Subsidiaries of the Registrant
23.0	Consent of Monroe Shine & Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-151636), as amended, initially filed with the Securities and Exchange Commission on June 13, 2008.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2011.
(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 31, 2012	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer	December 31, 2012
Larry W. Myers	and Director
(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	December 31, 2012
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John P. Lawson, Jr.	Chief Operating Officer and Director	December 31, 2012
John P. Lawson, Jr.

/s/ Samuel E. Eckart	Executive Vice President and Director	December 31, 2012
Samuel E. Eckart

/s/ Charles E. Becht, Jr.	Director	December 31, 2012
Charles E. Becht, Jr.

/s/ Cecile A. Blau	Director	December 31, 2012
Cecile A. Blau

/s/ Gerald Wayne Clapp, Jr.	Director	December 31, 2012
Gerald Wayne Clapp, Jr.

/s/ Michael F. Ludden	Director	December 31, 2012
Michael F. Ludden

/s/ Douglas A. York	Director	December 31, 2012
Douglas A. York

/s/ Vaughn K. Timberlake	Director	December 31, 2012
Vaughn K. Timberlake

/s/ Frank N. Czeschin	Director	December 31, 2012
Frank N. Czeschin

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Savings Financial Group, Inc.

Clarksville, Indiana

We have audited the accompanying consolidated balance sheets of First Savings Financial Group, Inc. and Subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Savings Financial Group, Inc. and Subsidiaries as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New Albany, Indiana

December 28, 2012

Monroe Shine & Co., Inc. ♦ Certified Public Accountants and Business Consultants

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND 2011

(In thousands, except share and per share data)	2012	2011

ASSETS
Cash and due from banks	$27,569	$18,099
Interest-bearing deposits with banks	11,222	9,104
Total cash and cash equivalents	38,791	27,203

Trading account securities, at fair value	3,562	-
Securities available for sale, at fair value	152,543	108,577
Securities held to maturity (fair value of $8,314 in 2012 and $9,690 in 2011)	7,848	9,506

Loans held for sale	643	-
Loans, net of allowance for loan losses of $4,906 in 2012 and $4,672 in 2011	389,067	354,432

Federal Home Loan Bank stock, at cost	5,400	4,400
Real estate development and construction	4,538	-
Premises and equipment	10,907	10,444
Foreclosed real estate	1,481	1,028
Accrued interest receivable:
Loans	1,358	1,382
Securities	1,054	816
Cash surrender value of life insurance	8,548	8,548
Goodwill	7,936	5,940
Core deposit intangibles	2,413	2,154
Other assets	2,824	2,656

Total Assets	$638,913	$537,086

LIABILITIES
Deposits:
Noninterest-bearing	$50,502	$33,426
Interest-bearing	443,732	354,200
Total deposits	494,234	387,626

Repurchase agreements	1,329	16,403
Borrowings from Federal Home Loan Bank	53,062	53,137
Other long-term debt	2,132	-
Accrued interest payable	236	399
Advance payments by borrowers for taxes and insurance	622	330
Accrued expenses and other liabilities	4,372	2,590
Total Liabilities	555,987	460,485

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued 17,120 shares; aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share; Authorized 20,000,000 shares; issued 2,542,042 shares	25	25
Additional paid-in capital	42,021	41,729
Retained earnings - substantially restricted	39,917	35,801
Accumulated other comprehensive income	5,609	3,354
Unearned ESOP shares	(1,198)	(1,343)
Unearned stock compensation	(682)	(942)
Less treasury stock, at cost - 212,361 shares (172,333 shares at September 30, 2011)	(2,766)	(2,023)
Total Stockholders' Equity	82,926	76,601

Total Liabilities and Stockholders' Equity	$638,913	$537,086

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2012 AND 2011

(In thousands, except share and per share data)	2012	2011

INTEREST INCOME
Loans, including fees	$20,611	$20,687
Securities:
Taxable	3,999	4,315
Tax-exempt	1,222	851
Dividend income	151	112
Interest-bearing deposits with banks	11	18
Total interest income	25,994	25,983

INTEREST EXPENSE
Deposits	3,476	3,968
Repurchase agreements	67	325
Borrowings from Federal Home Loan Bank	1,132	1,092
Total interest expense	4,675	5,385

Net interest income	21,319	20,598
Provision for loan losses	1,532	1,605

Net interest income after provision for loan losses	19,787	18,993

NONINTEREST INCOME
Service charges on deposit accounts	1,254	1,331
Net gain on sales of available for sale securities	30	104
Net gain on trading account securities	217	-
Unrealized loss on derivative contract	(39)	(27)
Net gain on sales of loans	197	288
Increase in cash surrender value of life insurance	289	314
Gain on life insurance	324	-
Commission income	283	250
Other income	867	748
Total noninterest income	3,422	3,008

NONINTEREST EXPENSE
Compensation and benefits	9,079	8,753
Occupancy and equipment	1,875	1,796
Data processing	1,343	1,051
Advertising	609	384
Professional fees	979	571
FDIC insurance premiums	368	475
Net loss on foreclosed real estate	199	406
Other operating expenses	3,012	2,872
Total noninterest expense	17,464	16,308
Income before income taxes	5,745	5,693
Income tax expense	1,458	1,679
Net Income	$4,287	$4,014

Preferred stock dividends declared	171	115
Net Income Available to Common Shareholders	$4,116	$3,899

Net income per common share:
Basic	$1.90	$1.82
Diluted	$1.85	$1.78

Weighted average common shares outstanding:
Basic	2,163,552	2,144,141
Diluted	2,230,188	2,189,472

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED SEPTEMBER 30, 2012 AND 2011

(In thousands)	2012	2011

Net Income	$4,287	$4,014

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	3,446	769
Income tax expense	(1,172)	(305)
Net of tax amount	2,274	464

Less: reclassification adjustment for realized gains included in net income	(30)	(104)
Income tax expense	11	35
Net of tax amount	(19)	(69)

Other Comprehensive Income	2,255	395

Comprehensive Income	$6,542	$4,409

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2012 AND 2011

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Balances at October 1, 2010	$-	$25	$24,310	$31,889	$2,959	$(2,703)	$(1,329)	$55,151

Net income	-	-	-	4,014	-	-	-	4,014

Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	-	-	-	-	395	-	-	395

Preferred stock dividends declared				(115)				(115)

Stock compensation expense	-	-	199	-	-	261	-	460

Shares released by ESOP trust	-	-	85	13	-	157	-	255

Issuance of preferred stock - 17,120 shares	-	-	17,120	-	-	-	-	17,120

Stock options exercise - 8,972 shares			15				104	119

Purchase of 54,203 treasury shares	-	-	-	-	-	-	(798)	(798)

Balances at September 30, 2011	$-	$25	$41,729	$35,801	$3,354	$(2,285)	$(2,023)	$76,601

Net income	-	-	-	4,287	-	-	-	4,287

Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	-	-	-	-	2,255	-	-	2,255

Preferred stock dividends declared	-	-	-	(171)	-	-	-	(171)

Stock compensation expense	-	-	185	-	-	261	-	446

Shares released by ESOP trust	-	-	107	-	-	144	-	251

Purchase of 40,028 treasury shares	-	-	-	-	-	-	(743)	(743)

Balances at September 30, 2012	$-	$25	$42,021	$39,917	$5,609	$(1,880)	$(2,766)	$82,926

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2012 AND 2011

(In thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,287	$4,014
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,532	1,605
Depreciation and amortization	996	903
Amortization of premiums and accretion of discounts on securities, net	384	(126)
Increase in trading account securities	(3,562)	-
Loans originated for sale	(10,087)	(9,839)
Proceeds on sales of loans	9,641	13,229
Net gain on sales of loans	(197)	(288)
Net realized and unrealized loss on foreclosed real estate	39	223
Net gain on sales of available for sale securities	(30)	(104)
Unrealized loss on derivative contract	39	27
Gain on life insurance	(324)	-
Increase in cash surrender value of life insurance	(289)	(314)
Deferred income taxes	160	565
ESOP and stock compensation expense	664	677
(Increase) decrease in accrued interest receivable	(144)	194
Decrease in accrued interest payable	(185)	(28)
Change in other assets and liabilities, net	1,404	269
Net Cash Provided By Operating Activities	4,328	11,007

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(76,777)	(48,970)
Proceeds from sales of securities available for sale	2,265	7,095
Proceeds from maturities of securities available for sale	12,698	25,908
Proceeds from maturities of securities held to maturity	620	365
Principal collected on mortgage-backed securities	22,125	12,108
Net increase in loans	(4,732)	(14,540)
Purchase of Federal Home Loan Bank stock	(1,000)	(351)
Proceeds from redemption of Federal Home Loan Bank stock	-	121
Proceeds from sale of foreclosed real estate	468	1,200
Investment in real estate development and construction	(4,538)	-
Purchase of premises and equipment	(856)	(1,562)
Net cash received in acquisition of First Federal Savings Bank branches	80,632	-
Net Cash Provided By (Used In) Investing Activities	30,905	(18,626)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(9,933)	21,465
Net decrease in repurchase agreements	(15,074)	(418)
Decrease in Federal Home Loan Bank line of credit	-	(6,922)
Proceeds from Federal Home Loan Bank advances	100,000	128,000
Repayment of Federal Home Loan Bank advances	(100,075)	(135,100)
Proceeds from other long-term debt	2,132	-
Net increase in advance payments by borrowers for taxes and insurance	292	78
Proceeds from the issuance of preferred stock	-	17,120
Exercise of stock options	-	46
Purchase of treasury stock	(743)	(725)
Dividends paid on preferred stock	(244)	-
Net Cash Provided By (Used In) Financing Activities	(23,645)	23,544

Net Increase in Cash and Cash Equivalents	11,588	15,925

Cash and cash equivalents at beginning of period	27,203	11,278

Cash and Cash Equivalents at End of Period	$38,791	$27,203

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(1 - continued)

Use of Estimates - continued

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

Investment Securities

Trading Account Securities: Securities purchased with the intention of recognizing short-term profits or which are actively bought and sold are classified as trading account securities and reported at fair value. The net realized and unrealized gains and losses on trading account securities are reported in other noninterest income. Realized gains and losses on trading account securities are determined using the specific identification method.

Securities Available for Sale: Securities available for sale consist primarily of mortgage-backed and other debt securities and are stated at fair value. The Company holds mortgage-backed securities issued by the Government National Mortgage Association (GNMA), a U.S. government agency, and the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), government-sponsored enterprises, as well as privately-issued collateralized mortgage obligations (“CMOs”), privately-issued asset-backed securities (“ABSs”) and other mortgage-backed securities. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. CMOs and ABSs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral. The Company also holds debt securities issued by government-sponsored enterprises and municipal bonds. Amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments. Unrealized gains and losses, net of tax, on securities available for sale are included in other comprehensive income and the accumulated unrealized holding gains and losses are reported as a separate component of equity until realized. Realized gains and losses on the sale of securities available for sale are determined using the specific identification method and are included in other noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.

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

Investments in non-marketable equity securities such as Federal Home Loan Bank stock are carried at cost. Impairment testing on these investments is based on applicable accounting guidance and the cost basis is reduced when impairment is deemed to be other-than-temporary.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage loan commitments at market rates when initiated. At September 30, 2012, the Bank had commitments to originate $262,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

Loans and Allowance for Loan Losses

Loans Held for Investment

Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for loan losses. The Company grants real estate mortgage, commercial business and consumer loans. A substantial portion of the loan portfolio is represented by residential and commercial mortgage loans to customers in southern Indiana. The ability of the Company customers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Nonaccrual Loans

The recognition of income on a loan is discontinued and previously accrued interest is reversed, when interest or principal payments become 90 days past due unless, in the opinion of management, the outstanding interest remains collectible. Past due status is determined based on contractual terms. Generally, by applying the cash receipts method, interest income is subsequently recognized only as received until the loan is returned to accrual status. The cash receipts method is used when the likelihood of further loss on the loan is remote. Otherwise, the Company applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance until the loan qualifies for return to accrual status. Interest income on impaired loans is recognized using the cost recovery method, unless the likelihood of further loss is considered remote.

A loan is restored to accrual status when all principal and interest payments are brought current and the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, which generally requires that the borrower demonstrate a period of performance of at least six consecutive months.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(1 - continued)

Loans and Allowance for Loan Losses - continued

Loan Charge-Offs

For portfolio segments other than consumer loans, the Company’s practice is to charge off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At September 30, 2012, the Company had one outstanding loan of $480,000 on which a partial charge-off of $219,000 had been recorded. The Company had no loans outstanding at September 30, 2011 on which a partial charge-off had been recorded.

Consumer loans are typically charged off at 90 days past due, or earlier if deemed uncollectible, unless the loans are in the process of collection. Overdrafts are charged off after 45 days past due. Charge-offs are typically recorded on loans secured by real estate when the property is foreclosed upon.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on at least a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 36-month period. This actual loss experience is then adjusted for qualitative factors based on the risks present for each portfolio segment. The economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in the volume and term of new loan originations; national and local economic trends and conditions; changes in lending policies, procedures and practices; changes in the experience and ability of lending management and other staff; changes in the quality and depth of the internal loan review process; trends in collateral valuation in the Company’s lending area; and other factors as determined by management.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(1 - continued)

The following portfolio segments are considered in the allowance for loan loss analysis: residential real estate, commercial real estate, multi-family residential real estate, construction, land and land development, commercial business and consumer.

Residential real estate loans primarily consist of loans to individuals for the purchase or refinance of their primary residence, with a smaller portion of the segment secured by non-owner-occupied residential investment properties. The risks associated with residential real estate loans are closely correlated to the local housing market and general economic conditions, as repayment of the loans is primarily dependent on the borrower’s or tenant’s personal cash flow and employment status.

Commercial real estate loans are comprised of loans secured by various types of collateral including office buildings, warehouses, retail space and mixed use buildings located in the Company’s primary lending area. Risks related to commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and general economic condition of the local real estate market. Repayment of these loans is generally dependent on the ability of the borrower to attract tenants at lease rates that provide for adequate debt service and can be impacted by local economic conditions which impact vacancy rates. The Company generally obtains loan guarantees from financially capable parties for commercial real estate loans.

Multi-family residential real estate loans primarily consist of loans secured by apartment buildings and other multi-tenant developments. Repayment of these loans is primarily dependent on the borrower’s ability to attract tenants and collect rents that provide for adequate debt service. The risks associated with these loans are closely correlated to the local housing market and general economic conditions.

The Company’s construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects, and includes both owner-occupied and speculative investment properties. Risks inherent in construction lending are related to the market value of the property held as collateral, the cost and timing of constructing or improving a property, the borrower’s ability to use funds generated by a project to service a loan until a project is completed, movements in interest rates and the real estate market during the construction phase, and the ability of the borrower to obtain permanent financing.

Land and land development loans primarily consist of loans secured by farmland and vacant land held for long-term investment or development. The risks associated with land and land development loans are related to the market value of the property taken as collateral and the underlying cash flows for loans secured by farmland, and general economic conditions.

Commercial business loans includes lines of credit to businesses, term loans and letters of credit secured by business assets such as equipment, accounts receivable, inventory, or other assets excluding real estate and are generally made to finance capital expenditures or fund operations. Commercial loans contain risks related to the value of the collateral securing the loan and the repayment is primarily dependent upon the financial success and viability of the borrower. As with commercial real estate loans, the Company generally obtains loan guarantees from financially capable parties for commercial business loans.

Consumer loans consist primarily of home equity lines of credit and other loans secured by junior liens on the borrower’s personal residence, home improvement loans, automobile and truck loans, boat loans, mobile home loans, loans secured by savings deposits and other personal loans. The risks associated with these loans are related to the local housing market and local economic conditions including the unemployment level.

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended September 30, 2012 and 2011.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(1 - continued)

Loans and Allowance for Loan Losses – continued

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Troubled Debt Restructurings

The modification of a loan is considered to be a troubled debt restructuring (TDR) if the debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider. By granting the concession, the Company expects to obtain more cash or other value from the debtor, or to increase the probability of receipt, than would be expected by not granting the concession. The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount of the debt. A concession will be granted when, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest at the original stated rate. A concession may also be granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

A TDR can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured in a TDR remains on nonaccrual status for a period of at least six months following the restructuring to ensure that the borrower performs in accordance with the restructured terms including consistent and timely payments.

Real Estate Development and Construction

Real estate that is developed and on which buildings are constructed for the purpose of leasing or sale to third parties by the Company is stated at cost, including interest capitalized during the construction period, less accumulated depreciation. The Company uses the straight line method of computing depreciation at rates adequate to amortize the cost of the applicable assets over their estimated useful lives. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold, or otherwise disposed of, are removed from the related accounts and any gain or loss is included in earnings.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

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

Foreclosed Real Estate

Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Company has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(1 - continued)

Benefit Plans

The Bank provides a contributory defined contribution plan available to all eligible employees. The Company established a leveraged employee stock ownership plan on October 6, 2008 that includes substantially all employees. The Company accounts for the employee stock ownership plan in accordance with ASC Topic 718-40, Employee Stock Ownership Plans. Dividends declared on allocated shares are recorded as a reduction of retained earnings and paid to the participants’ accounts. As shares are committed to be released for allocation to participants’ accounts, compensation expense is recognized based on the average fair value of the shares and the shares become available for earnings per share calculations.

Stock Based Compensation

The Company has adopted the fair value based method of accounting for stock-based compensation prescribed in ASC Topic 718 for its stock plan.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(1 - continued)

Advertising Costs

Advertising costs are charged to operations when incurred.

Comprehensive Income

Comprehensive income consists of reported net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of equity but are excluded from reported net income. Other comprehensive income includes changes in the unrealized gains and losses on securities available for sale.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(1 - continued)

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

In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The update indicates that when a reporting entity initially recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in the update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, and should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption. Early adoption is permitted. The adoption of this update is not expected to have any impact on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(2)          ACQUISITION OF BRANCHES

The Company acquired the Indiana branch offices of Elizabethtown, Kentucky-based First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”) on July 6, 2012, pursuant to an Agreement to Purchase Assets and Assume Liabilities dated February 8, 2012 (the “Agreement”). The offices are located in Corydon, Elizabeth, Georgetown and Lanesville, Indiana. The Company has consolidated the operations of the acquired Corydon and Georgetown offices with its existing Corydon and Georgetown offices because of their close proximities. The acquisition expanded the Company’s presence in Harrison and Floyd Counties, Indiana, and the Company expects to benefit from growth in this market area as well as from expansion of the banking services provided to the existing customers of First Federal.

Pursuant to the terms of the Agreement, the Company assumed certain deposit and other liabilities and purchased certain performing loans, real estate and other assets associated with the four First Federal banking offices. The transaction was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price was assigned to the assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess of cost over the fair value of the acquired net assets of $2.0 million has been recorded as goodwill.

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(In thousands)

Cash and interest-bearing deposits with banks	$80,632
Loans, net	32,408
Premises and equipment	596
Goodwill arising in the acquisition	1,996
Core deposit intangible	566
Other assets	372
Total assets acquired	$116,570

Deposit accounts	$116,541
Other liabilities	29
Total liabilities assumed	$116,570

In accounting for the acquisition, $566,000 was assigned to a core deposit intangible which is amortized over a weighted-average estimated economic life of 11.3 years. It is not anticipated that the core deposit intangible will have a significant residual value. The $2.0 million of goodwill arising in the acquisition is deductible for income tax purposes.

ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. No loans with evidence of deterioration of credit quality were acquired in the acquisition. The gross contractual amount receivable from the acquired loans was $30.4 million and the fair value of the acquired loans was $32.4 million at the acquisition date. All contractual cash flows from the acquired loans were expected to be collected at the acquisition date.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(3)          RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are unavailable for investment but are interest-bearing. The average amount of those reserve balances was approximately $2.8 million and $1.8 million for the years ended September 30, 2012 and 2011, respectively.

(4)          INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.

Trading Account Securities

On May 31, 2012, the Company invested in a managed brokerage account that invests in small and medium lot, investment grade municipal bonds. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At September 30, 2012, trading account securities recorded at fair value totaled $3.6 million, comprised of investment grade municipal bonds. During the year ended September 30, 2012, the Company reported net gains on trading account securities of $217,000, including net realized gains on the sale of securities of $165,000 and net unrealized gains on securities still held as of the balance sheet date of $52,000.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their appropriate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2012:
Securities available for sale:

Agency bonds and notes	$15,940	$124	$-	$16,064
Agency mortgage-backed	42,255	1,165	-	43,420
Agency CMO	17,186	358	3	17,541
Privately-issued CMO	4,283	1,006	-	5,289
Privately-issued ABS	5,797	1,481	51	7,227
Municipal	58,135	4,838	40	62,933
Subtotal – debt securities 143,596	143,596	8,972	94	152,474

Equity securities	-	69	-	69

Total securities available for sale	$143,596	$9,041	$94	$152,543

Securities held to maturity:

Agency mortgage-backed	$1,342	$118	$-	$1,460
Municipal	6,506	348	-	6,854

Total securities held to maturity	$7,848	$466	$-	$8,314

September 30, 2011:
Securities available for sale:

Agency bonds and notes	$12,762	$104	$-	$12,866
Agency mortgage-backed	17,719	590	-	18,309
Agency CMO	25,368	330	7	25,691
Privately-issued CMO	4,414	417	127	4,704
Privately-issued ABS	5,623	1,118	49	6,692
Municipal	37,344	2,915	-	40,259
Subtotal – debt securities	103,230	5,474	183	108,521

Equity securities	-	56	-	56

Total securities available for sale	$103,230	$5,530	$183	$108,577

Securities held to maturity:

Agency mortgage-backed	$2,337	$184	$-	$2,521
Municipal	7,169	-	-	7,169

Total securities held to maturity	$9,506	$184	$-	$9,690

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(4 – continued)

The amortized cost and fair value of available for sale and held to maturity debt securities as of September 30, 2012 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due within one year	$750	$751	$525	$539
Due after one year through five years	2,731	2,823	2,405	2,492
Due after five years through ten years	8,333	8,961	2,108	2,220
Due after ten years	62,261	66,462	1,468	1,603
	74,075	78,997	6,506	6,854

Equity securities	-	69	-	-
Collateralized mortgage obligations	21,469	22,830	-	-
Asset backed securities	5,797	7,227	-	-
Mortgage-backed securities	42,255	43,420	1,342	1,460

	$143,596	$152,543	$7,848	$8,314

Information pertaining to securities with gross unrealized losses at September 30, 2012, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses

Securities available for sale:

Continuous loss position less than twelve months:
Agency CMO	1	$483	$(3)
Privately-issued ABS	1	113	(6)
Municipal obligations	4	2,339	(40)

Total less than twelve months	6	2,935	(49)

Continuous loss position more than twelve months:
Privately-issued ABS	1	63	(45)

Total more than twelve months	1	63	(45)

Total securities available for sale	7	$2,998	$(94)

At September 30, 2012, the Company did not have any securities held to maturity with an unrealized loss.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(4 – continued)

The total available for sale debt securities in loss positions at September 30, 2012 had depreciated approximately 3.0% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 9.39% and a weighted-average coupon rate of 4.49% at September 30, 2012.

U.S. government agency CMOs and municipal bonds in loss positions at September 30, 2012 had depreciated approximately 1.5% from the Company’s amortized cost basis as of September 30, 2012. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At September 30, 2012, the Company held eighteen privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $3.0 million and fair value of $3.9 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

At September 30, 2012, the two privately-issued ABS securities in loss positions had depreciated approximately 22.4% from the Company’s carrying value and include securities collateralized by residential mortgage loans and residential home equity lines of credits. These two securities had an aggregate fair value of $176,000 and an aggregate unrealized loss of $51,000 at September 30, 2012 and were rated below investment grade by a nationally recognized statistical rating organization (“NRSRO”). Based on the independent third party analysis of the expected cash flows, management has determined that the declines in value for these securities are temporary and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO and ABS portfolios. While the Company did not recognize a credit-related impairment loss at September 30, 2012, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

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

During the year ended September 30, 2012, the Company realized gross gains on sales of available for sale U.S. government agency notes of $18,000 and municipal bonds of $12,000. The Company realized gross gains on sales of available for sale U.S. government agency mortgage-backed securities of $9,000, U.S. government agency mortgage-backed securities of $27,000 and municipal bonds of $68,000 for the year ended September 30, 2011.

During the year ended September 30, 2011, U.S. government agency mortgage-backed securities with total amortized costs of $145,000 were transferred from held to maturity to the available for sale classification due to a change in management’s intent because of balance sheet management considerations. A substantial portion of the principal outstanding at acquisition had been collected on each of the securities prior to the transfer. The securities were sold upon transfer and a gross realized gain of $10,000 was recognized for the year ended September 30, 2011.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(4 – continued)

During the year ended September 30, 2011, municipal bonds with a total fair value at the date of transfer of $7.4 million were transferred from available for sale to the held to maturity classification due to a change in management’s intent because of balance sheet management considerations.

Certain available for sale debt securities were pledged under repurchase agreements during the years ended September 30, 2012 and 2011, and may be pledged to secure federal funds borrowings and Federal Home Loan Bank (“FHLB”) borrowings. (see Notes 11, 12 and 13).

(5)          LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2012 and 2011 consisted of the following:

(In thousands)	2012	2011

Real estate mortgage:
1-4 family residential	$190,958	$169,353
Commercial	90,290	73,513
Multifamily residential	23,879	24,909
Residential construction	10,748	8,002
Commercial construction	5,182	4,144
Land and land development	12,320	12,947
Commercial business loans	36,189	40,628
Consumer:
Home equity loans	18,294	15,210
Auto loans	8,219	9,827
Other consumer loans	4,114	4,514
Gross loans	400,193	363,047

Deferred loan origination fees and costs, net	382	558
Undisbursed portion of loans in process	(6,602)	(4,501)
Allowance for loan losses	(4,906)	(4,672)

Loans, net	$389,067	$354,432

Mortgage loans serviced for the benefit of others amounted to $189,000 and $241,000 at September 30, 2012 and 2011, respectively. No mortgage servicing rights have been capitalized since the year ended September 30, 1999.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(5 – continued)

The following table provides the components of the recorded investment in loans for each portfolio segment as of September 30, 2012:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$190,958	$90,290	$23,879	$9,328	$12,320	$36,189	$30,627	$393,591

Accrued interest receivable	691	305	69	21	43	128	101	1,358

Net deferred loan origination fees and costs	502	(75)	(6)	(41)	(5)	(13)	20	382

Recorded investment in loans	$192,151	$90,520	$23,942	$9,308	$12,358	$36,304	$30,748	$395,331

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,775	$899	$-	$174	$-	$66	$175	$4,089

Collectively evaluated for impairment	188,671	89,425	23,942	9,134	12,358	36,238	30,537	390,305

Acquired with deteriorated credit quality	705	196	-	-	-	-	36	937

Recorded investment in loans	$192,151	$90,520	$23,942	$9,308	$12,358	$36,304	$30,748	$395,331

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(5 – continued)

The following table provides the components of the recorded investment in loans for each portfolio segment as of September 30, 2011:

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(5 – continued)

An analysis of the allowance for loan losses as of and for the year ended September 30, 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$833	$1,314	$604	$56	$53	$1,525	$287	$4,672
Provisions	476	1,433	(130)	(4)	(51)	(410)	218	1,532
Charge-offs	(510)	(543)	(85)	-	-	(33)	(304)	(1,475)
Recoveries	109	-	-	-	-	2	66	177

Ending balance	$908	$2,204	$389	$52	$2	$1,084	$267	$4,906

Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$-	$60	$-	$-	$-	$-	$14	$74

Collectively evaluated for impairment	908	2,144	389	52	2	1,084	253	4,832

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$908	$2,204	$389	$52	$2	$1,084	$267	$4,906

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(5 – continued)

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(5 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2012. The Company did not recognize any interest income on impaired loans for the year ended September 30, 2012.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$2,775	$3,161	$-	$2,896
Commercial real estate	745	772	-	1,015
Multifamily	-	-	-	-
Construction	174	174	-	174
Land and land development	-	-	-	272
Commercial business	66	65	-	46
Consumer	97	99	-	102

	$3,857	$4,271	$-	$4,505

Loans with an allowance recorded:
Residential real estate	$-	$-	$-	$125
Commercial real estate	154	146	60	214
Multifamily	-	-	-	-
Construction	-	-	-	-
Land and land development	-	-	-	-
Commercial business	-	-	-	-
Consumer	78	78	14	118

	$232	$224	$74	$457

Total:
Residential real estate	$2,775	$3,161	$-	$3,021
Commercial real estate	899	918	60	1,229
Multifamily	-	-	-	-
Construction	174	174	-	174
Land and land development	-	-	-	272
Commercial business	66	65	-	46
Consumer	175	177	14	220

	$4,089	$4,495	$74	$4,962

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(5 – continued)

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(5 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2012 and 2011:

	At September 30, 2012			At September 30, 2011
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,775	$1,548	$4,323	$3,758	$603	$4,361
Commercial real estate	899	3	902	1,133	949	2,082
Multifamily	-	-	-	-	-	-
Construction	174	-	174	174	-	174
Land and land development	-	-	-	340	-	340
Commercial business	66	98	164	2	99	101
Consumer	175	94	269	215	61	276

Total	$4,089	$1,743	$5,832	$5,622	$1,712	$7,334

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(5 – continued)

The following table presents the aging of the recorded investment in past due loans at September 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,636	$1,926	$3,754	$10,316	$181,835	$192,151
Commercial real estate	20	90	833	943	89,577	90,520
Multifamily	-	-	-	-	23,942	23,942
Construction	-	-	-	-	9,308	9,308
Land and land development	51	-	-	51	12,307	12,358
Commercial business	109	-	164	273	36,031	36,304
Consumer	286	98	174	558	30,190	30,748

Total	$5,102	$2,114	$4,925	$12,141	$383,190	$395,331

The following table presents the aging of the recorded investment in past due loans at September 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,145	$842	$2,213	$7,200	$163,754	$170,954
Commercial real estate	216	400	2,003	2,619	71,195	73,814
Multifamily	-	-	-	-	24,990	24,990
Construction	-	-	174	174	7,483	7,657
Land and land development	47	-	341	388	12,612	13,000
Commercial business	122	932	101	1,155	39,577	40,732
Consumer	246	274	147	667	29,032	29,699

Total	$4,776	$2,448	$4,979	$12,203	$348,643	$360,846

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(5 – continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)
September 30, 2012:
Pass	$175,694	$85,439	$21,268	$9,308	$11,942	$32,687	$29,993	$366,331
Special Mention	4,919	2,642	318	-	416	2,158	142	10,595
Substandard	11,130	1,805	2,356	-	-	1,459	600	17,350
Doubtful	408	634	-	-	-	-	13	1,055
Loss	-	-	-	-	-	-	-	-

Total	$192,151	$90,520	$23,942	$9,308	$12,358	$36,304	$30,748	$395,331

September 30, 2011:
Pass	$157,240	$67,572	$22,699	$7,483	$12,223	$37,639	$28,869	$333,725
Special Mention	2,044	2,296	327	-	402	1,819	74	6,962
Substandard	10,696	3,711	1,964	174	375	1,272	650	18,842
Doubtful	974	235	-	-	-	2	106	1,317
Loss	-	-	-	-	-	-	-	-

Total	$170,954	$73,814	$24,990	$7,657	$13,000	$40,732	$29,699	$360,846

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(5 – continued)

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status at September 30, 2012 and 2011. There was no specific reserve included in the allowance for loan losses related to TDRs at September 30, 2012 and 2011.

	Accruing	Nonaccrual	Total
	(In thousands)
September 30, 2012:
Residential real estate	$2,993	$-	$2,993
Commercial real estate	1,290	-	1,290
Multifamily	2,356	-	2,356
Commercial business	14	-	14
Consumer	158	-	158

Total	$6,811	$-	$6,811

September 30, 2011:
Residential real estate	$1,499	$-	$1,499
Commercial business	812	-	812

Total	$2,311	$-	$2,311

The following table summarizes information in regard to TDRs that were restructured during the year ended September 30, 2012:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
		(In thousands)

Residential real estate	15	$1,872	$1,874
Commercial real estate	1	772	506
Multifamily	1	1,797	2,313
Commercial business	1	14	14
Consumer	1	159	160

Total	19	$4,614	$4,867

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the state interest rate, reduction of principal balance, extension of the maturity date, and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

The Company has not committed to lend any additional amounts as of September 30, 2012 and 2011 to customers with outstanding loans that are classified as TDRs.

During the year ended September 30, 2012, the Company had one TDR with a balance of $262,000 that was modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due). The Company recognized a net charge-off of $42,000 for this TDR during the year ended September 30, 2012.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(5 – continued)

At September 30, 2012, the recorded investment in residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $9.2 million, of which some do not have private mortgage insurance or government guaranty.

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

The following is a summary of activity for related party loans for the years ended September 30, 2012 and 2011:

(In thousands)	2012	2011

Beginning balance	$6,351	$6,434
New loans and advances	1,477	1,763
Repayments	(1,097)	(1,099)
Reclassifications	(365)	(747)
Increase due to acquisition of First Federal branches	816	-

Ending balance	$7,182	$6,351

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(6)	REAL ESTATE DEVELOPMENT AND CONSTRUCTION

On March 22, 2011, the Company acquired a parcel of land in New Albany, Indiana for $2.97 million. On April 5, 2012, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) to develop the land for retail purposes through its subsidiary, FFCC. The retail development may include a future branch location. The total cost of the development is expected to be approximately $6.9 million, including the $4.5 million paid as of September 30, 2012. The development costs will be partially funded by a $5.0 million loan commitment from another financial institution (see Note 14). The development is expected to be completed by May 31, 2013.

Development and construction period interest of $8,000 was capitalized as part of the real estate carrying value during the year ended September 30, 2012.

(7)	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

(In thousands)	2012	2011

Land and land improvements	$2,996	$1,993
Office buildings	9,757	9,449
Furniture, fixtures and equipment	3,331	3,163
	16,084	14,605

Less accumulated depreciation	4,577	4,161

Totals	$11,507	$10,444

Depreciation expense of $689,000 and $610,000 was recognized for the years ended September 30, 2012 and 2011, respectively.

(8)	FORECLOSED REAL ESTATE

At September 30, 2012 and 2011, the Bank had foreclosed real estate held for sale of $1.5 million and $1.0 million, respectively. During the years ended September 30, 2012 and 2011, foreclosure losses in the amount of $755,000 and $572,000, respectively, were charged-off to the allowance for loan losses. The losses on subsequent write downs of foreclosed real estate amounted to $94,000 and $229,000 for the years ended September 30, 2012 and 2011, respectively, and were aggregated with realized gains and losses from the sale of foreclosed real estate, and real estate taxes and other expenses of holding foreclosed real estate. Net realized gains from the sale of foreclosed real estate amounted to $41,000 for the year ended September 30, 2012 and net realized losses from the sale of foreclosed real estate amounted to $20,000 for the year ended September 30, 2011. Real estate taxes and other expenses of holding foreclosed real estate, net of income received from the operation of foreclosed real estate properties, amounted to $147,000 and $157,000 for the years ended September 30, 2012 and 2011, respectively. The net loss is reported in noninterest expense. Realized gains from the sale of foreclosed real estate totaling $36,000 and $51,000, respectively, for the years ended September 30, 2012 and 2011 were deferred because the sales were financed by the Bank and did not qualify for recognition under generally accepted accounting principles. At September 30, 2012 and 2011, aggregate deferred gains on the sale of foreclosed real estate financed by the Bank amounted to $132,000 and $119,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(9)	GOODWILL AND OTHER INTANGIBLES

Goodwill and the core deposit intangibles acquired in the acquisitions of Community First Bank (“Community First”) on September 30, 2009 and the First Federal branches on July 6, 2012 are evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill or the core deposit intangibles was recognized during 2012 or 2011.

The changes in the carrying amount of goodwill for the years ended September 30, 2012 and 2011 are summarized as follows:

(In thousands)	2012	2011

Beginning balance	$5,940	$5,940
Acquisition of First Federal branches	1,996	-

Ending balance	$7,936	$5,940

The following is a summary of other intangible assets subject to amortization:

(In thousands)	2012	2011

Core deposit intangible acquired in Community First acquisition	$2,447	$2,447
Core deposit intangible acquired in First Federal branch acquisition	566	-
Less accumulated amortization	(600)	(293)

Ending balance	$2,413	$2,154

Amortization expense of intangibles amounted to $307,000 and $293,000 for the years ended September 30, 2012 and 2011, respectively. Estimated amortization expense for the core deposit intangibles for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)

2013	$344
2014	344
2015	344
2016	344
2017	344
2018 and thereafter	693

Total	$2,413

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(10)	DEPOSITS

The aggregate amount of time deposit accounts (certificates of deposit) with balances of $100,000 or more was $71.8 million and $53.1 million at September 30, 2012 and 2011, respectively.

At September 30, 2012, scheduled maturities of certificates of deposit were as follows:

Years ending September 30:	(In thousands)

2013	$110,678
2014	34,706
2015	26,525
2016	16,658
2017 and thereafter	27,931

Total	$216,498

The Bank held deposits of $5.3 million and $3.4 million for related parties at September 30, 2012 and 2011, respectively.

(11)	FEDERAL FUNDS PURCHASED

On June 30, 2012, the Bank entered into a federal funds purchased line of credit facility with another financial institution that established a line of credit not to exceed the lesser of $10 million or 25% of the Bank’s equity capital excluding reserves. Availability under the line of credit is subject to continued borrower eligibility and expires on June 30, 2013 unless it is extended.  The line of credit is intended to support short-term liquidity needs, and the agreement states that the Bank may borrow under the facility for up to seven consecutive days without pledging collateral to secure the borrowing. At September 30, 2012, the Bank had no outstanding federal funds purchased under the facility.

(12)	REPURCHASE AGREEMENTS

Repurchase agreements include retail repurchase agreements representing overnight borrowings from deposit customers and long-term repurchase agreements with broker-dealers.

Repurchase agreements are summarized as follows:

	2012		2011
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount

Retail repurchase agreements	0.50%	$1,329	0.63%	$1,321

Broker-dealer repurchase agreements:
Long-term agreements:
Maturing November 2011		-	1.60%	10,049
Maturing December 2011		-	1.65%	5,033

Total repurchase agreements		$1,329		$16,403

The debt securities` underlying the retail repurchase agreements were under the control of the Bank at September 30, 2012 and 2011. The securities underlying the broker-dealer repurchase agreements were delivered to the broker-dealer who arranged the transactions.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(12 – continued)

Information concerning borrowings under retail repurchase agreements as of and for the years ended September 30, 2012 and 2011 is summarized as follows:

(Dollars in thousands)	2012	2011

Weighted average interest rate during the year	0.62%	0.63%
Average balance during the year	$1,324	$1,316
Maximum month-end balance during the year	1,329	1,321

Available for sale debt securities underlying the agreements at September 30:

Amortized cost	$2,796	$2,565
Fair value	2,871	2,599

Information concerning borrowings under repurchase agreements with broker-dealers as of and for the years ended September 30, 2012 and 2011 is summarized as follows:

(Dollars in thousands)	2012	2011

Weighted average interest rate during the year	2.09%	2.07%
Average balance during the year	$2,785	$15,312
Maximum month-end balance during the year	15,047	15,473

Available for sale debt securities underlying the agreements at September 30:

Amortized cost	$-	$16,184
Fair value	-	16,678

Interest expense on repurchase agreements for the years ended September 30, 2012 and 2011 is summarized as follows:

(In thousands)	2012	2011

Broker-dealer repurchase agreements	$59	$317
Retail repurchase agreements	8	8

Total	$67	$325

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(13)	BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2012 and 2011 borrowings from the FHLB were as follows:

	2012		2011
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount

Advances maturing in:
2012	-%	$-	0.32%	$15,000
2013	2.34%	18,062	2.34%	18,137
2015	2.66%	20,000	2.66%	20,000
2017	1.10%	15,000	-%	-

Total advances		53,062		53,137

Line of credit balance	-%	-	-%	-

Total borrowings from Federal Home Loan Bank		$53,062		$53,137

The Bank entered into an Advances, Pledge and Security Agreement with the Federal Home Loan Bank of Indianapolis (“FHLBI”), allowing the Bank to initiate advances from the FHLBI. The advances are secured under a blanket collateral agreement. At September 30, 2012, the eligible blanket collateral included residential mortgage loans and investment securities with carrying values of $178.7 million and $32.9 million, respectively.

On August 6, 2012, the Bank entered into an Overdraft Line of Credit Agreement with the FHLBI which established a line of credit not to exceed $10.0 million secured under the blanket collateral agreement. This agreement expires on February 6, 2013. At September 30, 2012, there were no borrowings outstanding under this agreement.

(14)	OTHER LONG-TERM DEBT

On July 27, 2012, FFCC entered into a loan agreement with another financial institution to finance the retail development and construction project discussed in Note 6. The loan has a maximum commitment of $5 million and FFCC had borrowed $2.1 million under the loan at September 30, 2012. The loan is for a 10 year term with a fixed interest rate of 4.0% for the first six years of the loan term, then adjusting annually thereafter to the one-year LIBOR rate plus 250 basis points. The loan provides for 12 interest only monthly payments, followed by 107 monthly payments sufficient to fully amortize the loan over a 20 year period and a balloon payment of all outstanding principal and interest at maturity on July 27, 2022. The loan is secured by a mortgage and assignment of leases and rents on the retail development property, which had a carrying amount of $4.5 million at September 30, 2012.

Future maturities of other longer term debt, based on the amount outstanding under the loan agreement at September 30, 2012, are as follows for the years ending September 30, 2013, 2014, 2015, 2016, 2017 and later years: $71,000, $74,000, $77,000, $80,000, $83,000, and $1.7 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(15)	DEFERRED COMPENSATION PLANS

The Bank has deferred compensation agreements with former officers who are receiving benefits under these agreements. The agreements provide for the payment of specific benefits following retirement. Deferred compensation expense was $21,000 and $23,000 for the years ended September 30, 2012 and 2011, respectively.

The Company has a directors’ deferred compensation plan whereby a director, at his or her election, defers a portion of his monthly director fees into an account with the Company. The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%. The deferral period extends to the director’s normal retirement age of 70. The benefits under the plan are payable for a period of fifteen years following normal retirement, however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death. Deferred compensation expense for this plan was $120,000 and $104,000 for the years ended September 30, 2012 and 2011, respectively.

(16)	BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). Company contributions to the plan amounted to $304,000 and $285,000 for the years ended September 30, 2012 and 2011, respectively.

Employee Stock Ownership Plan:

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the years ended September 30, 2012 and 2011 amounted to $252,000 and $240,000, respectively. The fair value of unearned ESOP shares was $2.3 million at September 30, 2012. Company common stock held by the ESOP trust at September 30, 2012 was as follows:

Allocated shares	83,522
Unearned shares	119,841
Total ESOP shares	203,363

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(17)	STOCK BASED COMPENSATION PLANS

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

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The vesting period of the restricted stock is five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for both years ended September 30, 2012 and 2011 amounted to $260,000. A summary of the Company’s nonvested restricted shares for the year ended September 30, 2012 is as follows:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	78,470	$13.25
Granted	-	-
Vested	(19,620)	13.25
Forfeited	-	-

Nonvested at end of year	58,850	$13.25

The total fair value of restricted shares that vested during the year ended September 30, 2012 was $346,000. At September 30, 2012, there was $682,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 2.6 years.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(17 - continued)

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

The fair value of options granted was determined using the following assumptions:

Expected dividend yield	4.53%
Risk-free interest rate	2.82%
Expected volatility	30.00%
Expected life of options	7.5 years
Weighted average fair value at grant date	$3.09

A summary of stock option activity under the plan as of September 30, 2012, and changes during the year then ended is presented below.

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of year	245,232	$13.25
Granted	-	-
Exercise	-	-
Forfeited or expired	-	-

Outstanding at end of year	245,232	$13.25	7.6	$1,533,000

Exercisable at end of year	98,095	$13.25	7.6	$613,000

The Company recognized compensation expense related to stock options of $152,000 and $177,000 for the years ended September 30, 2012 and 2011, respectively. At September 30, 2012, there was $398,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period of 2.6 years.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(18)	INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns. The components of the consolidated income tax expense were as follows for the years ended September 30, 2012 and 2011:

(In thousands)	2012	2011

Current	$1,265	$1,092
Tax benefit allocated to additional paid-in capital related to equity incentive plan	33	22
Deferred	160	565

Income tax expense	$1,458	$1,679

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 34 percent follows for the years ended September 30, 2012 and 2011:

(In thousands)	2012	2011

Provision at federal statutory rate	$1,953	$1,935
State income tax-net of federal tax benefit	90	138
Tax-exempt interest income	(486)	(381)
Increase in cash value of life insurance	(97)	(106)
Other	(2)	93

Income tax expense	$1,458	$1,679

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$1,983	$1,884
Acquisition purchase accounting adjustments	252	551
Deferred compensation plans	273	237
Charitable contributions carryover	124	231
Equity incentive plans	76	60
Other-than-temporary impairment loss on available for sale securities	23	24
Valuation allowance on foreclosed real estate and repossessed assets	27	62
Deferred interest income on nonaccrual loans	51	-
Other	225	145
Deferred tax assets	3,034	3,194

Deferred tax liabilities:
Unrealized gain on securities available for sale	(3,184)	(1,846)
Accumulated depreciation	(775)	(697)
Deferred loan fees and costs, net	(148)	(215)
Federal Home Loan Bank stock dividends	(134)	(133)
Section 481 adjustment for bad debt recapture	(109)	(140)
Unrealized gain on trading account securities	(20)	-
Deferred tax liabilities	(4,370)	(3,031)

Net deferred tax asset (liability)	$(1,336)	$163

The Company has charitable contributions carryovers of $366,000 available to reduce federal taxable income in subsequent years. The charitable contribution carryovers expire during the year ending September 30, 2014.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(18 - continued)

At September 30, 2012 and 2011, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files U.S. federal and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after September 30, 2009 are subject to examination by the relevant taxing authorities.

Prior to October 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations. Retained earnings at September 30, 2012 and 2011 include $4.6 million of cumulative deductions for which no deferred federal income tax liability has been recorded. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate. The unrecorded deferred liability on these amounts was $1.5 million at September 30, 2012 and 2011.

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

(19)	COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the accompanying consolidated financial statements.

Commitments under outstanding standby letters of credit totaled $559,000 at September 30, 2012.

The following is a summary of the commitments to extend credit at September 30, 2012 and 2011:

(In thousands)	2012	2011
Loan commitments:
Fixed rate	$6,886	$2,274
Adjustable rate	726	776

Undisbursed portion of home equity lines of credit	20,038	18,029
Undisbursed portion of commercial and personal lines of credit	21,000	16,797
Undisbursed portion of construction loans in process	6,602	4,501

Total commitments to extend credit	$55,252	$42,377

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(20)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments (see Note 19). The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

The Bank has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2012 or 2011.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(21)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments at September 30, 2012 and 2011.

	2012		2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$27,569	$27,569	$18,099	$18,099
Interest-bearing deposits in banks	11,222	11,222	9,104	9,104
Trading account securities	3,562	3,562	-	-
Securities available for sale	152,543	152,543	108,577	108,577
Securities held to maturity	7,848	8,314	9,506	9,690

Loans, net	389,067	388,790	354,432	366,803

Mortgage loans held for sale	643	643	-	-
Federal Home Loan Bank stock	5,400	5,400	4,400	4,400
Accrued interest receivable	2,412	2,412	2,198	2,198

Financial liabilities:
Deposits	494,234	492,161	387,626	394,303
Short-term repurchase agreements	1,329	1,329	16,403	16,457
Borrowings from Federal Home Loan Bank	53,062	53,752	53,137	54,534
Accrued interest payable	236	236	399	399
Advance payments by borrowers for taxes and insurance	622	622	330	330

Derivative financial instruments included in other assets:
Interest rate cap	11	11	50	50

The carrying amounts in the preceding table are included in the consolidated balances sheets under the applicable captions. The contract or notional amounts of the Bank’s financial instruments with off-balance-sheet risk are disclosed in Note 16, and the fair value of these instruments is considered immaterial.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(21 - continued)

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(22)	FAIR VALUE MEASUREMENTS

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(22 – continued)

The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2012. The Company had no liabilities measured at fair value as of September 30, 2012.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2012:
Assets Measured – Recurring Basis
Trading account securities	$-	$3,562	$-	$3,562

Securities available for sale:
Agency bonds and notes	$-	$16,064	$-	$16,064
Agency mortgage-backed	-	43,420	-	43,420
Agency CMO	-	17,541	-	17,541
Privately-issued CMO	-	5,289	-	5,289
Privately-issued ABS		7,227		7,227
Municipal	-	62,933	-	62,933
Equity securities	69	-	-	69
Total securities available for sale	$69	$152,474	$-	$152,543

Interest rate cap	$-	$11	$-	$11

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$2,775	$2,775
Commercial real estate	-	-	839	839
Construction	-	-	174	174
Commercial business	-	-	66	66
Consumer	-	-	161	161
Total impaired loans	$-	$-	$4,015	$4,015

Loans held for sale	$-	$643	$-	$643

Foreclosed real estate:
Residential real estate	$-	$-	$487	$487
Commercial real estate	-	-	231	231
Multifamily	-	-	357	357
Land and land development	-	-	406	406
Total foreclosed real estate	$-	$-	$1,481	$1,481

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(22 – continued)

The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2011. The Company had no liabilities measured at fair value as of September 30, 2011.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2011:
Assets Measured - Recurring Basis
Securities available for sale:
Agency bonds and notes	$-	$12,866	$-	$12,866
Agency mortgage-backed	-	18,309	-	18,309
Agency CMO	-	25,691	-	25,691
Privately-issued CMO	-	4,704	-	4,704
Privately-issued ABS	-	6,692	-	6,692
Municipal	-	40,259	-	40,259
Equity securities	56	-	-	56
Total securities available for sale	$56	$108,521	$-	$108,577

Interest rate cap	$-	$50	$-	$50

Assets Measured - Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$3,674	$3,674
Commercial real estate	-	-	1,063	1,063
Construction	-	-	174	174
Land and land development	-	-	340	340
Commercial business	-	-	2	2
Consumer	-	-	184	184
Total impaired loans	$-	$-	$5,437	$5,437

Foreclosed real estate:
Residential real estate	$-	$-	$786	$786
Commercial real estate	-	-	105	105
Construction	-	-	72	72
Land and land development	-	-	65	65
Total foreclosed real estate	$-	$-	$1,028	$1,028

Fair value is based upon quoted market prices, where available. If quoted market prices are not available, fair value is based on information obtained from third parties that primarily use, as inputs, observable market-based parameters or a matrix pricing model that employs the Bond Market Association’s standard calculations for cash flow and price/yield analysis and observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of cost or fair value. These adjustments may include unobservable parameters. Any such valuation adjustments have been applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(22 - continued)

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

Impaired Loans. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate or the fair value of collateral if the loan is collateral dependent. Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. For collateral dependent impaired loans, market value is measured based on the value of the collateral securing these loans. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2.

Foreclosed Real Estate. Foreclosed real estate held for sale is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions. Fair value of foreclosed real estate held for sale is classified as Level 3 in the fair value hierarchy.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended September 30, 2012 and 2011. There were no transfers into or out of Level 3 financial assets or liabilities for the years ended September 30, 2012 or 2011. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2012 or 2011.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(23)	DERIVATIVE INSTRUMENTS

The Company has an interest rate cap contract that is not designated as a hedge. Realized and unrealized gains and losses on derivatives not designated for hedge accounting are recognized in noninterest income. The following is a summary of the terms of the interest rate cap contract reported in the consolidated balance sheet in other assets at September 30, 2012:

Strike	Remaining	Notional	Purchase	Unrealized	Fair
Rate	Term	Amount	Premium	Loss	Value
(Dollars in thousands)

7.50%	4.8 years	$10,000	$150	$139	$11

The notional amounts of derivatives do not represent amounts exchanged by the parties, but provide the basis for calculating payments. For interest rate caps, the notional amounts are not a measure of exposure to credit or market risk. Counterparties to financial instruments expose the Company to credit-related losses in the event of nonperformance, but the Company does not expect any counterparties to fail to meet their obligations. The Company deals only with highly rated counterparties. The current credit exposure of derivatives is represented by the fair value of contracts at the reporting date. (Also see Notes 21 and 22)

(24)	STOCKHOLDERS’ EQUITY

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(25)	PREFERRED STOCK

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

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to nine 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the fifth dividend period ended September 30, 2012 was 1.0% and the weighted average dividend rate for the year ended September 30, 2012 was 1.0%.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(26)	DIVIDEND RESTRICTION

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

(27)	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined). Management believes, as of September 30, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2012, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(27 - continued)

The Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk in either year.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2012:

Total capital (to risk weighted assets)	$67,566	17.07%	$31,666	8.00%	$39,583	10.00%

Tier I capital (to risk weighted assets)	$62,629	15.82%	N/A		$23,750	6.00%

Tier I capital (to adjusted total assets)	$62,629	10.12%	$24,762	4.00%	$30,953	5.00%

Tangible capital (to adjusted total assets)	$62,629	10.12%	$9,286	1.50%	N/A

As of September 30, 2011:

Total capital (to risk weighted assets)	$63,838	17.52%	$29,148	8.00%	$36,435	10.00%

Tier I capital (to risk weighted assets)	$59,352	16.29%	N/A		$21,861	6.00%

Tier I capital (to adjusted total assets)	$59,352	11.34%	$20,926	4.00%	$26,158	5.00%

Tangible capital (to adjusted total assets)	$59,352	11.34%	$7,847	1.50%	N/A

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(28)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended September 30, 2012 and 2011.

(In thousands, except share and per share data)	Years Ended September 30,
	2012	2011
Basic:
Earnings:
Net income	$4,287	$4,014
Less: Preferred stock dividends declared	(171)	(115)

Net income available to common shareholders	$4,116	$3,899

Shares:
Weighted average common shares outstanding	2,163,552	2,144,141

Net income per common share, basic	$1.90	$1.82

Diluted:
Earnings:
Net income	$4,287	$4,014
Less: Preferred stock dividends declared	(171)	(115)

Net income available to common shareholders	$4,116	$3,899

Shares:
Weighted average common shares outstanding	2,163,552	2,144,141
Add: Dilutive effect of outstanding options	51,853	32,273
Add: Dilutive effect of restricted stock	14,783	13,058

Weighted average common shares outstanding, as adjusted	2,230,188	2,189,472

Net income per common share, diluted	$1.85	$1.78

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(29)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets

(In thousands)

	As of September 30,
	2012	2011
Assets:
Cash and interest bearing deposits	$1,895	$5,194
Other assets	698	817
Investment in subsidiaries	80,506	70,800
	$83,099	$76,811

Liabilities and Equity:
Accrued expenses	$173	$210
Stockholders' equity	82,926	76,601
	$83,099	$76,811

Statements of Income

(In thousands)

	Years Ended September 30,
	2012	2011

Other operating expenses	$(959)	$(983)

Loss before income taxes and equity in undistributed net income of subsidiaries	(959)	(983)

Income tax benefit	289	277

Loss before equity in undistributed net income of subsidiaries	(670)	(706)

Equity in undistributed net income of subsidiaries	4,957	4,720

Net income	$4,287	$4,014

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(29 - continued)

Statements of Cash Flows

(In thousands)

	Years Ended September 30,
	2012	2011
Operating Activities:
Net income	$4,287	$4,014
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,957)	(4,720)
ESOP and stock compensation expense	664	677
Net change in other assets and liabilities	188	497
Net cash provided by operating activities	182	468

Investing Activities:
Investment in Bank	(2,494)	(15,408)
Net cash used in investing activities	(2,494)	(15,408)

Financing Activities:
Proceeds from issuance of preferred stock	-	17,120
Exercise of stock options	-	46
Purchase of treasury stock	(743)	(725)
Dividends paid	(244)	-
Net cash provided by (used in) financing activities	(987)	16,441

Net increase (decrease) in cash and interest bearing deposits	(3,299)	1,501

Cash and interest bearing deposits at beginning of year	5,194	3,693

Cash and interest bearing deposits at end of year	$1,895	$5,194

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(30)	CONCENTRATION OF CREDIT RISK

At September 30, 2012 and 2011, the Bank had a concentration of credit risk with a correspondent bank in excess of the federal deposit insurance limit of $1.2 million.

(31)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(In thousands)	2012	2011

Cash payments for:

Interest	$5,367	$6,448
Taxes	848	1,288

Non-cash investing activities:

Transfers from loans to foreclosed real estate	2,436	1,903
Proceeds from sales of foreclosed real estate financed through loans	1,453	774
Transfer of securities from held to maturity to available for sale	-	145
Transfer of securities from available for sale to held to maturity	-	7,388

(32)	SUBSEQUENT EVENTS

On November 16, 2012, the Board of Directors authorized a new stock repurchase program to acquire up to 230,217 shares, or approximately 10%, of the Company’s outstanding common stock that will be outstanding upon completion of the current stock repurchase program. The Company’s current repurchase program has 21,350 shares remaining to be purchased. The new repurchases will commence upon completion of the current repurchase program. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury.

Also on November 16, 2012, the Board of Directors declared a special cash dividend of $0.40 per share on its outstanding common stock, payable on or about December 31, 2012 to stockholders of record as of the close of business on November 30, 2012. The amount of the dividend paid to shareholders will be approximately $930,000.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2012 AND 2011

(33)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

September 30, 2012:

Interest income	$6,360	$6,199	$6,559	$6,876
Interest expense	1,242	1,123	1,124	1,186
Net interest income	5,118	5,076	5,435	5,690
Provision for loan losses	319	270	308	635
Net interest income after provision for loan losses	4,799	4,806	5,127	5,055
Noninterest income	672	654	1,045	1,051
Noninterest expenses	4,235	4,132	4,569	4,528
Income before income taxes	1,236	1,328	1,603	1,578
Income tax expense	326	364	331	437

Net income	910	964	1,272	1,141

Less: Preferred stock dividends declared	43	43	43	42

Net income available to common shareholders	$867	$921	$1,229	$1,099

Net income per common share, basic	$0.40	$0.43	$0.57	$0.50

Net income per common share, diluted	$0.39	$0.41	$0.55	$0.49

September 30, 2011:

Interest income	$6,500	$6,405	$6,592	$6,486
Interest expense	1,423	1,336	1,327	1,299
Net interest income	5,077	5,069	5,265	5,187
Provision for loan losses	352	287	435	531
Net interest income after provision for loan losses	4,725	4,782	4,830	4,656
Noninterest income	854	630	792	732
Noninterest expenses	4,038	4,033	4,056	4,181
Income before income taxes	1,541	1,379	1,566	1,207
Income tax expense	457	409	443	370

Net income	1,084	970	1,123	837

Less: Preferred stock dividends declared	-	-	-	115

Net income available to common shareholders	$1,084	$970	$1,123	$722

Net income per common share, basic	$0.50	$0.46	$0.53	$0.34

Net income per common share, diluted	$0.50	$0.44	$0.51	$0.33

59