Form 10-Q
period 2012-12-31
First Savings Financial Group Inc
filed 2013-02-14
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to__________________

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2013 was 2,317,815.

FIRST SAVINGS FINANCIAL GROUP, INC.

INDEX

		Page
Part I	Financial Information

	Item 1. Financial Statements

	Consolidated Balance Sheets as of December 31, 2012 and September 30, 2012 (unaudited)	3

	Consolidated Statements of Income for the three months ended December 31, 2012 and 2011 (unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months ended December 31, 2012 and 2011 (unaudited)	5

	Consolidated Statement of Changes in Stockholders’ Equity for the three months ended December 31, 2012 and 2011 (unaudited)	6

	Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8-40

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41-48

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	49-51

	Item 4. Controls and Procedures	52

Part II	Other Information

	Item 1. Legal Proceedings	53

	Item 1A. Risk Factors	53

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

	Item 3. Defaults Upon Senior Securities	54

	Item 4. Mine Safety Disclosures	54

	Item 5. Other Information	55

	Item 6. Exhibits	55

Signatures		56

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
(In thousands, except share and per share data)	2012	2012

ASSETS
Cash and due from banks	$10,574	$27,569
Interest-bearing deposits with banks	11,121	11,222
Total cash and cash equivalents	21,695	38,791

Trading account securities, at fair value	3,431	3,562
Securities available for sale, at fair value	174,536	152,543
Securities held to maturity	7,714	7,848

Loans held for sale	348	643
Loans, net	392,866	389,067

Federal Home Loan Bank stock, at cost	5,400	5,400
Real estate development and construction	5,572	4,538
Premises and equipment	11,111	10,907
Foreclosed real estate	1,549	1,481
Accrued interest receivable:
Loans	1,261	1,358
Securities	1,381	1,054
Cash surrender value of life insurance	12,624	8,548
Goodwill	7,936	7,936
Core deposit intangibles	2,327	2,413
Other assets	2,883	2,824

Total Assets	$652,634	$638,913

LIABILITIES
Deposits:
Noninterest-bearing	$47,485	$50,502
Interest-bearing	444,388	443,732
Total deposits	491,873	494,234

Repurchase agreements	1,330	1,329
Borrowings from Federal Home Loan Bank	68,044	53,062
Other long-term debt	3,246	2,132
Accrued interest payable	220	236
Advance payments by borrowers for taxes and insurance	449	622
Accrued expenses and other liabilities	3,970	4,372
Total Liabilities	569,132	555,987

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued 17,120 shares; aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share
Authorized 20,000,000 shares; issued 2,542,042 shares	25	25
Additional paid-in capital - preferred	17,120	17,120
Additional paid-in capital - common	25,137	24,901
Retained earnings - substantially restricted	40,013	39,917
Accumulated other comprehensive income	5,798	5,609
Unearned ESOP shares	(980)	(1,198)
Unearned stock compensation	(617)	(682)
Less treasury stock, at cost - 224,227 shares (212,361 shares at September 30, 2012)	(2,994)	(2,766)
Total Stockholders' Equity	83,502	82,926

Total Liabilities and Stockholders' Equity	$652,634	$638,913

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2012	2011

INTEREST INCOME
Loans, including fees	$5,261	$5,173
Securities:
Taxable	1,046	881
Tax-exempt	393	272
Dividend income	56	30
Interest-bearing deposits with banks	4	4
Total interest income	6,760	6,360

INTEREST EXPENSE
Deposits	799	911
Repurchase agreements	2	60
Borrowings from Federal Home Loan Bank	294	271
Total interest expense	1,095	1,242

Net interest income	5,665	5,118
Provision for loan losses	452	319

Net interest income after provision for loan losses	5,213	4,799

NONINTEREST INCOME
Service charges on deposit accounts	338	301
Net gain on sales of available for sale securities	1	-
Net gain on trading account securities	102	-
Unrealized loss on derivative contract	-	(8)
Net gain on sales of loans	107	34
Increase in cash surrender value of life insurance	78	77
Commission income	78	59
Real estate lease income	45	-
Other income	251	209
Total noninterest income	1,000	672

NONINTEREST EXPENSE
Compensation and benefits	2,816	2,084
Occupancy and equipment	485	498
Data processing	310	301
Advertising	105	279
Professional fees	230	182
FDIC insurance premiums	114	85
Net loss on foreclosed real estate	66	27
Other operating expenses	693	779
Total noninterest expense	4,819	4,235
Income before income taxes	1,394	1,236
Income tax expense	378	326
Net Income	$1,016	$910

Preferred stock dividends declared	43	43
Net Income Available to Common Shareholders	$973	$867

Net income per common share:
Basic	$0.45	$0.40
Diluted	$0.43	$0.39

Weighted average common shares outstanding:
Basic	2,155,999	2,154,339
Diluted	2,237,367	2,211,424

Dividends per common share	$0.40	$-

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2012	2011

Net Income	$1,016	$910

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period	288	(521)
Income tax expense (benefit)	(98)	207
Net of tax amount	190	(314)

Less: reclassification adjustment for realized gains included in net income	(1)	-
Income tax expense	-	-
Net of tax amount	(1)	-

Other Comprehensive Income (Loss)	189	(314)

Comprehensive Income	$1,205	$596

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Balances at October 1, 2011	$-	$25	$41,729	$35,801	$3,354	$(2,285)	$(2,023)	76,601

Net income	-	-	-	910	-	-	-	910

Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	-	-	-	-	(314)	-	-	(314)

Preferred stock dividends	-	-	-	(43)	-	-	-	(43)

Stock compensation expense	-	-	37	-	-	65	-	102

Shares released by ESOP trust	-	-	24	-	-	36	-	60

Purchase of 5,602 treasury shares	-	-	-	-	-	-	(92)	(92)

Balances at December 31, 2011	$-	$25	$41,790	$36,668	$3,040	$(2,184)	$(2,115)	$77,224

Balances at October 1, 2012	$-	$25	$42,021	$39,917	$5,609	$(1,880)	$(2,766)	$82,926

Net income	-	-	-	1,016	-	-	-	1,016

Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	-	-	-	-	189	-	-	189

Preferred stock dividends	-	-	-	(43)	-	-	-	(43)

Common stock dividends ($0.40 per share)	-	-	-	(930)	-	-	-	(930)

Stock compensation expense	-	-	38	-	-	65	-	103

Shares released by ESOP trust	-	-	198	53	-	218	-	469

Purchase of 11,866 treasury shares	-	-	-	-	-	-	(228)	(228)

Balances at December 31, 2012	$-	$25	$42,257	$40,013	$5,798	$(1,597)	$(2,994)	$83,502

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,016	$910
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	452	319
Depreciation and amortization	266	268
Amortization of premiums and accretion of discounts on securities, net	169	119
Decrease in trading account securities	131	-
Loans originated for sale	(4,100)	(1,905)
Proceeds on sales of loans	4,502	1,687
Net gain on sales of loans	(107)	(34)
Net realized and unrealized (gain) loss on foreclosed real estate	49	(13)
Net gain on sales of available for sale securities	(1)	-
Unrealized loss on derivative contract	-	8
Increase in cash surrender value of life insurance	(78)	(77)
Deferred income taxes	(620)	196
ESOP and stock compensation expense	495	163
Increase in accrued interest receivable	(230)	(350)
Decrease in accrued interest payable	(16)	(86)
Change in other assets and liabilities, net	101	(307)
Net Cash Provided By Operating Activities	2,029	898

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(35,014)	(23,873)
Proceeds from sales of securities available for sale	801	-
Proceeds from maturities of securities available for sale	7,475	7,618
Proceeds from maturities of securities held to maturity	20	-
Principal collected on securities	5,016	4,886
Net increase in loans	(4,367)	(1,841)
Purchase of Federal Home Loan Bank stock	-	(500)
Investment in cash surrender value of life insurance	(4,000)	-
Proceeds from sale of foreclosed real estate	-	80
Investment in real estate development and construction	(1,046)	(3,178)
Purchase of premises and equipment	(372)	(217)
Net Cash Used In Investing Activities	(31,487)	(17,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(2,361)	(18,005)
Net increase (decrease) in repurchase agreements	1	(15,080)
Increase in Federal Home Loan Bank line of credit	-	3,669
Proceeds from Federal Home Loan Bank advances	15,000	35,000
Repayment of Federal Home Loan Bank advances	(18)	-
Proceeds from other long-term debt	1,114	-
Net decrease in advance payments by borrowers for taxes and insurance	(173)	(127)
Purchase of treasury stock	(228)	(92)
Dividends paid on preferred stock	(43)	(115)
Dividends paid on common stock	(930)	-
Net Cash Provided By Financing Activities	12,362	5,250

Net Decrease in Cash and Cash Equivalents	(17,096)	(10,877)

Cash and cash equivalents at beginning of period	38,791	27,203

Cash and Cash Equivalents at End of Period	$21,695	$16,326

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of December 31, 2012, the results of operations for the three-month periods ended December 31, 2012 and 2011, and the cash flows for the three-month periods ended December 31, 2012 and 2011. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements, conform to general practices within the banking industry and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2012 included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Acquisition of Branches

On July 6, 2012, the Company acquired the Indiana branch offices of Elizabethtown, Kentucky-based First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”), pursuant to an Agreement to Purchase Assets and Assume Liabilities dated February 8, 2012 (the “Agreement”). Pursuant to the terms of the Agreement, the Company assumed certain deposit and other liabilities and purchased certain performing loans, real estate and other assets associated with the four First Federal banking offices. The transaction was accounted for using the purchase method of accounting.

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

3.	Investment Securities

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

Trading Account Securities

On May 31, 2012, the Company invested in a managed brokerage account that invests in small and medium lot, investment grade municipal bonds. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At December 31, 2012 and September 30, 2012, trading account securities recorded at fair value totaled $3.4 million and $3.6 million, respectively, comprised of investment grade municipal bonds. During the three months ended December 31, 2012, the Company reported net gains on trading account securities of $102,000, including net realized gains on the sale of securities of $110,000 and net unrealized losses on securities still held as of the balance sheet date of $8,000.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2012:
Securities available for sale:

Agency bonds and notes	$18,289	$105	$13	$18,381
Agency mortgage-backed	45,241	1,199	29	46,411
Agency CMO	28,215	275	66	28,424
Privately-issued CMO	4,193	755	-	4,948
Privately-issued ABS	5,898	2,125	43	7,980
Municipal obligations	63,427	4,936	37	68,326
Subtotal – debt securities	165,263	9,395	188	174,470

Equity securities	-	66	-	66

Total securities available for sale	$165,263	$9,461	$188	$174,536

Securities held to maturity:

Agency mortgage-backed	$1,230	$91	$-	$1,321
Municipal obligations	6,484	388	-	6,872

Total securities held to maturity	$7,714	$479	$-	$8,193

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2012:
Securities available for sale:

Agency bonds and notes	$15,940	$124	$-	$16,064
Agency mortgage-backed	42,255	1,165	-	43,420
Agency CMO	17,186	358	3	17,541
Privately-issued CMO	4,283	1,006	-	5,289
Privately-issued ABS	5,797	1,481	51	7,227
Municipal	58,135	4,838	40	62,933
Subtotal – debt securities	143,596	8,972	94	152,474

Equity securities	-	69	-	69

Total securities available for sale	$143,596	$9,041	$94	$152,543

Securities held to maturity:

Agency mortgage-backed	$1,342	$118	$-	$1,460
Municipal obligations	6,506	348	-	6,854

Total securities held to maturity	$7,848	$466	$-	$8,314

The amortized cost and fair value of investment securities as of December 31, 2012 by contractual maturity are shown below. Expected maturities of mortgage-backed securities, CMO and ABS may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due within one year	$1,160	$1,195	$529	$546
Due after one year through five years	4,995	5,048	2,404	2,501
Due after five years through ten years	15,143	15,723	2,120	2,244
Due after ten years	60,418	64,741	1,431	1,581
	81,716	86,707	6,484	6,872

Equity securities	-	66	-	-
CMO	32,408	33,372	-	-
ABS	5,898	7,980	-	-
Mortgage-backed securities	45,241	46,411	1,230	1,321

	$165,263	$174,536	$7,714	$8,193

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to available for sale securities with gross unrealized losses at December 31, 2012, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency bonds and notes	3	$8,491	$13
Agency mortgage-backed	6	10,901	29
Agency CMO	4	9,442	66
Municipal obligations	8	4,196	37

Total less than twelve months	21	33,030	145

Continuous loss position more than twelve months:
Privately-issued ABS	1	67	43

Total more than twelve months	1	67	43

Total securities available for sale	22	$33,097	$188

At December 31, 2012, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at December 31, 2012 had depreciated approximately 0.56% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 1.73% and a weighted-average coupon rate of 3.14% at December 31, 2012.

U.S. government agency bonds and notes, mortgage-backed securities and CMOs, and municipal obligations in loss positions at December 31, 2012 had depreciated approximately 0.44% from the Company’s amortized cost basis as of December 31, 2012. All of the agency and municipal securities are issued by U.S. government agencies, U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At December 31, 2012, the Company held nineteen privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $3.1 million and fair value of $4.4 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

At December 31, 2012, the one privately-issued ABS security in a loss position had depreciated approximately 39.45% from the Company’s carrying value and was collateralized by residential mortgage loans. This security had a fair value of $67,000 and an unrealized loss of $43,000 at December 31, 2012, and was rated below investment grade by a nationally recognized statistical rating organization (“NRSRO”). Based on the independent third party analysis of the expected cash flows, management has determined that the decline in value for this security is temporary and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO and ABS portfolios. While the Company did not recognize a credit-related impairment loss at December 31, 2012, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

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

During the three months ended December 31, 2012, the Company realized gross gains on sales of available for sale U.S. government agency notes of $1,000.

Certain available for sale debt securities were pledged under repurchase agreements at December 31, 2012 and 2011, and may be pledged to secure federal funds borrowings and Federal Home Loan Bank (“FHLB”) borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Loans and Allowance for Loan Losses

Loans at December 31, 2012 and September 30, 2012 consisted of the following:

	December 31,	September 30,
	2012	2012
	(In thousands)
Real estate mortgage:
1-4 family residential	$188,640	$190,958
Commercial	94,744	90,290
Multifamily residential	24,808	23,879
Residential construction	9,200	10,748
Commercial construction	5,182	5,182
Land and land development	12,270	12,320
Commercial business loans	37,785	36,189
Consumer:
Home equity loans	18,620	18,294
Auto loans	7,864	8,219
Other consumer loans	4,189	4,114
Gross loans	403,302	400,193

Deferred loan origination fees and costs, net	346	382
Undisbursed portion of loans in process	(5,647)	(6,602)
Allowance for loan losses	(5,135)	(4,906)

Loans, net	$392,866	$389,067

During the three-month period ended December 31, 2012, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the components of the recorded investment in loans for each portfolio segment as of December 31, 2012:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$188,640	$94,744	$24,808	$8,735	$12,270	$37,785	$30,673	$397,655

Accrued interest receivable	652	280	60	(15)	39	153	92	1,261

Net deferred loan origination fees and costs	480	(84)	(7)	(39)	(4)	(17)	17	346

Recorded investment in loans	$189,772	$94,940	$24,861	$8,681	$12,305	$37,921	$30,782	$399,262

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$5,876	$1,834	$2,344	$174	$-	$356	$342	$10,926

Collectively evaluated for impairment	183,213	92,910	22,517	8,507	12,305	37,565	30,405	387,422

Acquired with deteriorated credit quality	683	196	-	-	-	-	35	914

Ending balance	$189,772	$94,940	$24,861	$8,681	$12,305	$37,921	$30,782	$399,262

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the components of the recorded investment in loans for each portfolio segment as of September 30, 2012:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$190,958	$90,290	$23,879	$9,328	$12,320	$36,189	$30,627	$393,591

Accrued interest receivable	691	305	69	21	43	128	101	1,358

Net deferred loan origination fees and costs	502	(75)	(6)	(41)	(5)	(13)	20	382

Recorded investment in loans	$192,151	$90,520	$23,942	$9,308	$12,358	$36,304	$30,748	$395,331

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$5,210	$1,993	$2,356	$174	$-	$80	$333	$10,146

Collectively evaluated for impairment	186,236	88,331	21,586	9,134	12,358	36,224	30,379	384,248

Acquired with deteriorated credit quality	705	196	-	-	-	-	36	937

Ending balance	$192,151	$90,520	$23,942	$9,308	$12,358	$36,304	$30,748	$395,331

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the allowance for loan losses as of December 31, 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$15	$-	$-	$-	$-	$-	$8	$23

Collectively evaluated for impairment	836	2,135	418	61	45	1,360	257	5,112

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$851	$2,135	$418	$61	$45	$1,360	$265	$5,135

An analysis of the allowance for loan losses as of September 30, 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$-	$60	$-	$-	$-	$-	$14	$74

Collectively evaluated for impairment	908	2,144	389	52	2	1,084	253	4,832

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$908	$2,204	$389	$52	$2	$1,084	$267	$4,906

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$908	$2,204	$389	$52	$2	$1,084	$267	$4,906
Provisions	27	(83)	29	9	43	413	14	452
Charge-offs	(123)	(11)	-	-	-	(137)	(30)	(301)
Recoveries	39	25	-	-	-	-	14	78

Ending balance	$851	$2,135	$418	$61	$45	$1,360	$265	$5,135

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
		(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$833	$1,314	$604	$56	$53	$1,525	$287	$4,672
Provisions	274	104	(11)	-	(23)	(99)	74	319
Charge-offs	(186)	-	-	-	-	-	(127)	(313)
Recoveries	11	-	-	-	-	1	13	25

Ending balance	$932	$1,418	$593	$56	$30	$1,427	$247	$4,703

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of December 31, 2012 and for the three months ended December 31, 2012 and 2011. The Company did not recognize any interest income on impaired loans for the three months ended December 31, 2012 and 2011.

	At December 31, 2012			Three Months Ended December 31,
	Recorded Investment	Unpaid Principal Balance	Related Allowance	2012 Average Recorded Investment	2011 Average Recorded Investment
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$3,634	$4,066	$-	$4,246	$3,552
Commercial real estate	744	770	-	771	848
Multifamily	-	-	-	-	-
Construction	174	174	-	174	174
Land and land development	-	-	-	-	340
Commercial business	342	343	-	404	1
Consumer	87	90	-	103	96

	$4,981	$5,443	$-	$5,698	$5,011

Loans with an allowance recorded:
Residential real estate	$158	$157	$15	$158	$162
Commercial real estate	-	-	-	97	236
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	100	100	8	91	80

	$258	$257	$23	$346	$478

Total:
Residential real estate	$3,792	$4,223	$15	$4,404	$3,714
Commercial real estate	744	770	-	868	1,084
Multifamily	-	-	-	-	-
Construction	174	174	-	174	174
Land and land development	-	-	-	-	340
Commercial business	342	343	-	404	1
Consumer	187	190	8	194	176

	$5,239	$5,700	$23	$6,044	$5,489

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2012.

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$2,775	$3,161	$-
Commercial real estate	745	772	-
Multifamily	-	-	-
Construction	174	174	-
Land and land development	-	-	-
Commercial business	66	65	-
Consumer	97	99	-

	$3,857	$4,271	$-

Loans with an allowance recorded:
Residential real estate	$-	$-	$-
Commercial real estate	154	146	60
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	-	-	-
Consumer	78	78	14

	$232	$224	$74

Total:
Residential real estate	$2,775	$3,161	$-
Commercial real estate	899	918	60
Multifamily	-	-	-
Construction	174	174	-
Land and land development	-	-	-
Commercial business	66	65	-
Consumer	175	177	14

	$4,089	$4,495	$74

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2012:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$3,792	$696	$4,488
Commercial real estate	744	-	744
Multifamily	-	-	-
Construction	174	-	174
Land and land development	-	-	-
Commercial business	342	579	921
Consumer	187	19	206

Total	$5,239	$1,294	$6,533

The following table presents the recorded investment in nonperforming loans at September 30, 2012:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,775	$1,548	$4,323
Commercial real estate	899	3	902
Multifamily	-	-	-
Construction	174	-	174
Land and land development	-	-	-
Commercial business	66	98	164
Consumer	175	94	269

Total	$4,089	$1,743	$5,832

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$5,202	$2,980	$3,250	$11,432	$178,340	$189,772
Commercial real estate	2,312	199	676	3,187	91,753	94,940
Multifamily	600	-	-	600	24,261	24,861
Construction	-	-	-	-	8,681	8,681
Land and land development	1,551	-	-	1,551	10,754	12,305
Commercial business	81	654	622	1,357	36,564	37,921
Consumer	154	169	95	418	30,364	30,782

Total	$9,900	$4,002	$4,643	$18,545	$380,717	$399,262

The following table presents the aging of the recorded investment in past due loans at September 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,636	$1,926	$3,754	$10,316	$181,835	$192,151
Commercial real estate	20	90	833	943	89,577	90,520
Multifamily	-	-	-	-	23,942	23,942
Construction	-	-	-	-	9,308	9,308
Land and land development	51	-	-	51	12,307	12,358
Commercial business	109	-	164	273	36,031	36,304
Consumer	286	98	174	558	30,190	30,748

Total	$5,102	$2,114	$4,925	$12,141	$383,190	$395,331

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2012, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$174,684	$87,677	$22,501	$8,681	$10,414	$34,730	$30,012	$368,699
Special Mention	3,895	2,407	315	-	350	241	126	7,334
Substandard	10,590	4,376	2,045	-	1,541	2,625	630	21,807
Doubtful	603	480	-	-	-	325	14	1,422
Loss	-	-	-	-	-	-	-	-

Total	$189,772	$94,940	$24,861	$8,681	$12,305	$37,921	$30,782	$399,262

As of September 30, 2012, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$175,694	$85,439	$21,268	$9,308	$11,942	$32,687	$29,993	$366,331
Special Mention	4,919	2,642	318	-	416	2,158	142	10,595
Substandard	11,130	1,805	2,356	-	-	1,459	600	17,350
Doubtful	408	634	-	-	-	-	13	1,055
Loss	-	-	-	-	-	-	-	-

Total	$192,151	$90,520	$23,942	$9,308	$12,358	$36,304	$30,748	$395,331

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

The following table summarizes the Company’s recorded investment in TDRs by class of loan and accrual status at December 31, 2012 and September 30, 2012.

	Accruing	Nonaccrual	Total	Related Allowance For Loan Losses
	(In thousands)
December 31, 2012:
Residential real estate	$2,567	$323	$2,890	$9
Commercial real estate	1,286	-	1,286	-
Multifamily	2,344	-	2,344	-
Commercial business	14	-	14	-
Consumer	155	-	155	-

Total	$6,366	$323	$6,689	$-

September 30, 2012:
Residential real estate	$2,993	$-	$2,993	$-
Commercial real estate	1,290	-	1,290	-
Multifamily	2,356	-	2,356	-
Commercial business	14	-	14	-
Consumer	158	-	158	-

Total	$6,811	$-	$6,811	$-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three-month period ended December 31, 2012:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(Dollars in thousands)

Residential real estate	1	$16	$16

Total	1	$16	$16

For the TDR listed above, the terms of modification included reduction of the state interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

The Company had not committed to lend any additional amounts as of December 31, 2012 and September 30, 2012 to customers with outstanding loans classified as TDRs.

During the three-month period ended December 31, 2012, the Company had one TDR with a balance of $75,000 that was modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due). This loan was on nonaccrual status as of December 31, 2012.

5.	Real Estate Development and Construction

On March 22, 2011, the Company acquired a parcel of land in New Albany, Indiana for $2.97 million. On April 5, 2012, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) to develop the land for retail purposes through its subsidiary, FFCC. The retail development may include a future branch location. The total cost of the development is expected to be approximately $6.9 million, including the $5.6 million paid as of December 31, 2012. The development costs will be partially funded by a loan from another financial institution. The loan has maximum commitment of $5.0 million and FFCC had borrowed $3.2 million under the loan as of December 31, 2012. The development is partially completed with two tenants that have commenced occupancy as of December 31, 2012 and it is expected to be fully completed by May 31, 2013.

Development and construction period interest of $22,000 was capitalized as part of the real estate carrying value during the three months ended December 31, 2012.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share information is presented below for the three-month periods ended December 31, 2012 and 2011.

	Three Months Ended
	December 31,
(Dollars in thousands, except per share data)	2012	2011

Basic:
Earnings:
Net income	$1,016	$910
Less: Preferred stock dividends declared	(43)	(43)

Net income available to common shareholders	$973	$867

Shares:
Weighted average common shares outstanding	2,155,999	2,154,339

Net income per common share, basic	$0.45	$0.40

Diluted:
Earnings:
Net income	$1,016	$910
Less: Preferred stock dividends declared	(43)	(43)

Net income available to common shareholders	$973	$867

Shares:
Weighted average common shares outstanding	2,155,999	2,154,339
Add: Dilutive effect of outstanding options	66,438	43,000
Add: Dilutive effect of nonvested restricted stock	14,930	14,085
Weighted average shares outstanding, as adjusted	2,237,367	2,211,424

Net income per common share, diluted	$0.43	$0.39

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2012	2011
	(In thousands)
Cash payments for:
Interest	$1,284	$1,536
Taxes	100	-

Transfers from loans to foreclosed real estate	238	604

Proceeds from sales of foreclosed real estate financed through loans	121	62

8.	Fair Value Measurements and Disclosures about Fair Value of Financial Instruments

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2012 and September 30, 2012. The Company had no liabilities measured at fair value as of December 31, 2012 or September 30, 2012.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2012:
Assets Measured - Recurring Basis:
Trading account securities	$-	$3,431	$-	$3,431

Securities available for sale:
Agency bonds and notes	$-	$18,381	$-	$18,381
Agency mortgage-backed	-	46,411	-	46,411
Agency CMO	-	28,424	-	28,424
Privately-issued CMO	-	4,948	-	4,948
Privately-issued ABS	-	7,980		7,980
Municipal	-	68,326	-	68,326
Equity securities	66	-	-	66
Total securities available for sale	$66	$174,470	$-	$174,536

Interest rate cap contract	$-	$11	$-	$11

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$3,777	$3,777
Commercial real estate	-	-	744	744
Construction	-	-	174	174
Commercial business	-	-	342	342
Consumer	-	-	179	179
Total impaired loans	$-	$-	$5,216	$5,216

Loans held for sale	$-	$348	$-	$348

Foreclosed real estate:
Residential real estate	$-	$-	$555	$555
Commercial real estate	-	-	231	231
Multifamily	-	-	357	357
Land and land development	-	-	406	406
Total foreclosed real estate	$-	$-	$1,549	$1,549

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2012:
Assets Measured - Recurring Basis:
Trading account securities	$-	$3,562	$-	$3,562

Securities available for sale:
Agency bonds and notes	$-	$16,064	$-	$16,064
Agency mortgage-backed	-	43,420	-	43,420
Agency CMO	-	17,541	-	17,541
Privately-issued CMO	-	5,289	-	5,289
Privately-issued ABS	-	7,227	-	7,227
Municipal	-	62,933	-	62,933
Equity securities	69	-	-	69
Total securities available for sale	$69	$152,474	$-	$152,543

Interest rate cap contract	$-	$11	$-	$11

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$2,775	$2,775
Commercial real estate	-	-	839	839
Construction	-	-	174	174
Commercial business	-	-	66	66
Consumer	-	-	161	161
Total impaired loans	$-	$-	$4,015	$4,015

Loans held for sale	$-	$643	$-	$643

Foreclosed real estate:
Residential real estate	$-	$-	$487	$487
Commercial real estate	-	-	231	231
Multifamily	-	-	357	357
Land and land development	-	-	406	406
Total foreclosed real estate	$-	$-	$1,481	$1,481

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value during the three-month periods ended December 31, 2012 and 2011.

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

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At December 31, 2012, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. The Company did not recognize any provision for loan losses for the three months ended December 31, 2012 and 2011 for impaired loans.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2.

Foreclosed Real Estate. Foreclosed real estate held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Fair value of foreclosed real estate held for sale is classified as Level 3 in the fair value hierarchy.

Foreclosed real estate held for sale is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At December 31, 2012, the significant unobservable inputs used in the fair value measurement of foreclosed real estate held for sale included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the property ranging from 0.0% to 6.0%. The Company recognized charges of $47,000 to write down foreclosed real estate held for sale to fair value for the three months ended December 31, 2012. The Company did not recognize any charges to write down foreclosed real estate held for sale to fair value for the three months ended December 31, 2011.

Transfers Between Categories. There were no transfers into or out of the Company's Level 3 financial assets for the three-month periods ended December 31, 2012 and 2011. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three-month periods ended December 31, 2012 and 2011.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GAAP requires disclosure of fair value information about financial instruments for interim reporting periods, whether or not recognized in the consolidated balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	Carrying	Fair Value Measurements Using:
December 31, 2012:	Amount	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and due from banks	$10,574	$10,574	$-	$-
Interest-bearing deposits with banks	11,121	11,121	-	-
Trading account securities	3,431	-	3,431	-
Securities available for sale	174,536	66	174,470	-
Securities held to maturity	7,714	-	8,193	-

Loans, net	392,866	-	-	400,454

Loans held for sale	348	-	348	-
Federal Home Loan Bank stock	5,400	-	5,400	-
Accrued interest receivable	2,642	-	2,642	-

Financial liabilities:
Deposits	491,873	-	-	488,814
Short-term repurchase agreements	1,330	-	1,330	-
Borrowings from Federal Home Loan Bank	68,044	-	66,529	-
Other long-term debt	3,246	-	3,246	-
Accrued interest payable	220	-	220	-
Advance payments by borrowers for taxes and insurance	449	-	449	-

Derivative financial instruments included in other assets:
Interest rate cap	11	-	11	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying	Fair Value Measurements Using:
September 30, 2012:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$27,569	$27,569	$-	$-
Interest-bearing deposits with banks	11,222	11,222	-	-
Trading account securities	3,562	-	3,562	-
Securities available for sale	152,543	69	152,474	-
Securities held to maturity	7,848	-	8,314	-

Loans, net	389,067	-	-	388,790

Loans held for sale	643	-	643	-
Federal Home Loan Bank stock	5,400	-	5,400	-
Accrued interest receivable	2,412	-	2,412	-

Financial liabilities:
Deposits	494,234	-	-	492,161
Short-term repurchase agreements	1,329	-	1,329	-
Borrowings from Federal Home Loan Bank	53,062	-	53,752	-
Other long-term debt	2,132	-	2,132	-
Accrued interest payable	236	-	236	-
Advance payments by borrowers for taxes and insurance	622	-	622	-

Derivative financial instruments included in other assets:
Interest rate cap	11	-	11	-

The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

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

Loans

The fair value of loans, excluding loans held for sale, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and terms. Impaired loans are valued at the lower of their carrying value or fair value, as previously described. The carrying amount of accrued interest receivable approximates its fair value.

The fair value of loans held for sale is estimated based on specific prices of underlying contracts for sales to investors, as previously described.

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

Borrowed Funds

Borrowed funds include borrowings from the FHLB, repurchase agreements and other long-term debt. Fair value for FHLB advances and long-term repurchase agreements is estimated by discounting the future cash flows at current interest rates for FHLB advances of similar maturities. For short-term repurchase agreements, FHLB line of credit borrowings and other debt, the carrying value is a reasonable estimate of fair value.

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three-month periods ended December 31, 2012 and 2011 amounted to $393,000 and $60,000, respectively. Company common stock held by the ESOP trust at December 31, 2012 was as follows:

Allocated shares	105,340
Unearned shares	98,023
Total ESOP shares	203,363

Fair value of unearned shares	$1,910,468

10.	Stock Based Compensation Plans

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were later granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The restricted stock vests ratably over a five-year period from the grant date. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for both the three-month periods ended December 31, 2012 and 2011 amounted to $65,000. A summary of the Company’s nonvested restricted shares activity under the Plan as of December 31, 2012 and changes during the three-month period then ended is presented below.

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2012	58,850	$13.25
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at December 31, 2012	58,850	$13.25

At December 31, 2012, there was $617,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 2.4 years.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity under the Plan as of December 31, 2012, and changes during the three-month period then ended is presented below.

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
(Dollars in thousands, except per share data)

Outstanding at October 1, 2012	245,232	$13.25
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at December 31, 2012	245,232	$13.25	7.4	$1,530

Exercisable at December 31, 2012	98,095	$13.25	7.4	$612

The Company recognized compensation expense related to stock options of $38,000 for both the three-month periods ended December 31, 2012 and 2011. At December 31, 2012, there was $360,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period of 2.4 years.

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

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to nine 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the sixth dividend period ended December 31, 2012 was 1.0% and the weighted average dividend rate for the three-month period ended December 31, 2012 was 1.0%.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210). The update requires an entity to disclose information about offsetting and related arrangements to enable users of the financial statements to understand the effect of netting arrangements on the entity’s financial position. The scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. ASU No. 2013-01 was issued in January 2013 to address implementation issues and clarify the scope of ASU No. 2011-11. The amendments in the updates are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with disclosures required by the amendments provided retrospectively for all comparative periods presented. The adoption of these updates is not expected to have any material impact on the Company’s consolidated financial position or results of operations.

In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The update indicates that when a reporting entity initially recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in the update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, and should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption. Early adoption is permitted. The adoption of this update is not expected to have any material impact on the Company’s consolidated financial position or results of operations.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; the ability to successfully integrate the operations of Community First; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2012 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three-month period ended December 31, 2012, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2012.

Comparison of Financial Condition at December 31, 2012 and September 30, 2012

Cash and Cash Equivalents. Cash and cash equivalents decreased from $38.8 million at September 30, 2012 to $21.7 million at December 31, 2012, due primarily to a decrease in cash and due from banks of $17.0 million. The decrease in cash and cash equivalents was primarily used to fund purchases of securities available for sale.

Loans. Net loans receivable increased $3.8 million, from $389.1 million at September 30, 2012 to $392.9 million at December 31, 2012, primarily due to increases in nonresidential permanent and construction loans of $4.5 million, multi-family residential mortgage loans of $929,000 and commercial business loans of $1.6 million, which more than offset decreases in residential permanent and construction loans of $3.9 million. The decrease in residential mortgage loans is primarily due to loan payoffs that have not been replaced by new originations.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Trading Account Securities. Trading account securities decreased by $131,000 from $3.6 million at September 30, 2012 to $3.4 million at December 31, 2012. Trading account securities are comprised of investment grade municipal bonds.

Securities Available for Sale. Securities available for sale increased $22.0 million from $152.5 million at September 30, 2012 to $174.5 million at December 31, 2012 due primarily to purchases of $35.0 million, partially offset by maturities and calls of $7.5 million, principal repayments of $4.9 million and sales of $801,000. The increase in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities, including mortgage-backed securities and CMOs, and municipal bonds was primarily funded by the decrease in cash and cash equivalents.

Securities Held to Maturity. Investment securities held-to-maturity decreased $134,000 from $7.8 million at September 30, 2012 to $7.7 million at December 31, 2012 due primarily to principal repayments on mortgage-backed securities.

Cash Surrender Value of Life Insurance. Cash surrender value of life insurance increased from $8.5 million at September 30, 2012 to $12.6 million at December 31, 2012 primarily as the result of an investment in bank-owned life insurance of $4.0 million in December 2012.

Deposits. Total deposits decreased $2.3 million from $494.2 million at September 30, 2012 to $491.9 million at December 31, 2012 primarily due to decreases in noninterest-bearing demand deposit accounts of $3.0 million and certificates of deposit of $9.0 million, which more than offset increases in interest-bearing demand deposit accounts of $7.9 million, savings accounts of $731,000, and money market deposit accounts of $1.0 million during the period. The decrease in certificates of deposit occurred in various maturity classes and is primarily attributed to maturities that customers are investing in more liquid accounts given the low interest rate environment.

Borrowings. Borrowings from the FHLB increased $14.9 million from $53.1 million at September 30, 2012 to $68.0 million at December 31, 2012. Management has increased the level of FHLB advances in order to take advantage of historically low interest rates, provide short-term liquidity and provide funding for the loan portfolio growth, purchases of available for sale securities and the investment in additional bank-owned life insurance.

Stockholders’ Equity. Stockholders’ equity increased $576,000 from $82.9 million at September 30, 2012 to $83.5 million at December 31, 2012. Retained earnings increased $96,000 due to net income available to common shareholders of $1.0 million, partially offset by the declaration of a special cash dividend of $0.40 per share to common stockholders of record as of the close of business on November 30, 2012, which totaled $930,000 and was paid on December 31, 2012. Tangible book value (common stockholders’ equity) per common share was $24.21 at December 31, 2012 as compared to $23.80 at September 30, 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2012 and 2011

Overview. The Company reported net income of $1.0 million and net income available to common shareholders of $973,000, or $0.43 per diluted share, for the quarter ended December 31, 2012 compared to net income of $910,000, or $0.39 per diluted share, for the quarter ended December 31, 2011. The annualized return on average assets, average equity and average common stockholders’ equity were 0.63%, 4.88% and 6.14%, respectively, for the three-month period ended December 31, 2012.

Net Interest Income. Net interest income increased $547,000, or 10.7%, for the three months ended December 31, 2012 compared to the same period in 2011. Average interest-earnings assets increased $87.1 million and average interest-bearing liabilities increased $82.0 million when comparing the two periods. The tax-equivalent interest rate spread was 3.99% for 2012 as compared to 4.16% for 2011.

Total interest income increased $400,000, or 6.3%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $87.1 million from $488.8 million for 2011 to $575.9 million for 2012, which more than offset the change in interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 5.34% for 2011 to 4.86% for 2012. The average balance of loans and investment securities increased $33.7 million and $48.6 million, respectively, when comparing the two periods.

Total interest expense decreased $147,000, or 12.3%, due primarily to a decrease in the average cost of interest-bearing liabilities from 1.18% for 2011 to 0.87% for 2012, which more than offset the change in interest expense due to an increase in the average balance of interest-bearing liabilities of $82.0 million from $421.3 million for 2011 to $503.3 million for 2012. The average cost of interest-bearing liabilities decreased for 2012 primarily as a result of lower market interest rates as compared to 2011 and the repricing of certificates of deposit at lower market interest rates as they matured. The average balance of deposits increased $98.1 million while the average balance of borrowings decreased $16.1 million when comparing the two periods. The increase in the average balance of deposits is due primarily to the acquisition of the First Federal branches.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended December 31, 2012 and 2011. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Three Months Ended December 31,
	2012			2011
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$7,320	$4	0.22%	$3,632	$4	0.44%
Loans	394,193	5,290	5.37	360,491	5,202	5.77
Investment securities	125,375	1,422	4.54	98,049	1,149	4.69
Agency mortgage-backed securities	43,562	219	2.01	22,246	146	2.63
Federal Home Loan Bank stock	5,400	56	4.15	4,427	30	2.71
Total interest-earning assets	575,850	6,991	4.86	488,845	6,531	5.34

Non-interest-earning assets	64,252			45,850
Total assets	$640,102			$534,695

Liabilities and equity:
NOW accounts	$101,858	$98	0.38%	$68,929	$95	0.55%
Money market deposit accounts	64,534	78	0.48	41,852	81	0.77
Savings accounts	63,256	20	0.13	41,808	27	0.26
Time deposits	211,701	603	1.14	190,657	708	1.49
Total interest-bearing deposits	441,349	799	0.72	343,246	911	1.06

Borrowings (1)	61,960	296	1.91	78,086	331	1.70
Total interest-bearing liabilities	503,309	1,095	0.87	421,332	1,242	1.18

Non-interest-bearing deposits	48,015			33,940
Other non-interest-bearing liabilities	5,485			2,945
Total liabilities	556,809			458,217

Total equity	83,293			76,478
Total liabilities and equity	$640,102			$534,695
Net interest income		$5,896			$5,289
Interest rate spread			3.99%			4.16%
Net interest margin			4.10%			4.33%
Average interest-earning assets to average interest-bearing liabilities			114.41%			116.02%

(1)	Includes Federal Home Loan Bank borrowings and repurchase agreements.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the three-month period ended December 31, 2012 and 2011. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended December 31, 2012
	Compared to
	Three Months Ended December 31, 2011
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$-	$-	$-
Loans	(252)	340	88
Investment securities	(35)	308	273
Agency mortgage-backed securities	(24)	97	73
Other interest-earning assets	18	8	26
Total interest-earning assets	(293)	753	460

Interest expense:
Deposits	(1,029)	917	(112)
Borrowings (1)	52	(87)	(35)
Total interest-bearing liabilities	(977)	830	(147)
Net increase (decrease) in net interest income	$684	$(77)	$607

(1)	Includes Federal Home Loan Bank borrowings and repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $452,000 for the three months ended December 31, 2012 compared to $319,000 for the same period in 2011. The increase in the provision for loan losses for 2012 as compared to the prior period was in order to increase the level of allowance for loan losses as a result in the increase in the commercial real estate loan portfolio when comparing the two periods.

Net charge-offs were $223,000 for the three months ended December 31, 2012 compared to net charge-offs of $288,000 for the same period in 2011.

The recorded investment in nonperforming loans was $6.5 million at December 31, 2012 compared to $5.8 million at September 30, 2012 and $8.4 million at December 31, 2011. Nonperforming loans at December 31, 2012 include nonaccrual loans of $5.2 million and loans totaling $1.3 million that are over 90 days past due, but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery. The increase in nonperforming loans from September 30, 2012 to December 31, 2012 is due primarily to two borrower relationships totaling $711,000 secured by non-owner occupied, one-to-four family investment properties and a commercial business loan for $301,000 secured by stock of a closely-held business. Each of these three relationships was transferred to nonaccrual status during the quarter ended December 31, 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Gross loans receivable increased $40.6 million from $362.7 million at December 31, 2011 to $403.3 million at December 31, 2012, primarily due to increases in residential permanent and construction loans of $22.2 million, nonresidential permanent and construction loans of $16.2 million and consumer loans of $2.3 million. The increases in residential permanent loans and consumer loans are due primarily to the acquisition of the First Federal branches.

The allowance for loan losses was $5.1 million at December 31, 2012 compared to $4.9 million at September 30, 2012 and $4.7 million at December 31, 2011. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income. Noninterest income increased $328,000 for the three-month period ended December 31, 2012 as compared to the same period in 2011. The increase was due primarily to net gains on the trading account securities portfolio of $102,000 for 2012, an increase in net gains on the sale of loans of $73,000, and increases in service charges on deposit, real estate lease income and other income of $37,000, $45,000 and $42,000, respectively. The increase in service charges on deposits is due primarily to the acquisition of the First Federal branches. The increase in other income is due primarily to increases in surcharge, interchange and other fee income sources, which also increased due primarily to the acquisition of the First Federal branches. The increase in real estate lease income is due to the commencement of rents for two of the tenants in the real estate development that is described above in Note 5 of the Notes to Consolidated Financial Statements.

Noninterest Expense. Noninterest expenses increased $584,000 for the quarter ended December 31, 2012 as compared to the same period in 2011. The increase was due primarily to increases in compensation and benefits, professional fees, FDIC premiums and net loss on foreclosed real estate of $732,000, $48,000, $29,000 and $39,000, respectively, which more than offset decreases in advertising and other operating expense of $174,000 and $80,000, respectively. The increase in compensation and benefits expense is due primarily to normal salary, wages and benefits increases, the addition of employees as a result of the acquisition of the First Federal branches, and increased ESOP compensation expense of approximately $333,000 due to the accelerated repayment of the ESOP loan. The decrease in advertising expense was due primarily to expenses recognized in the quarter ended December 31, 2011 that were associated with the rebranding and advertising campaign for the Bank’s new look and logo that was launched in September 2011.

Income Tax Expense. The Company recognized income tax expense of $378,000 for the quarter ended December 31, 2012, for an effective tax rate of 27.1%, compared to income tax expense of $326,000, for an effective tax rate of 26.4%, for the same period in 2011.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2012, the Bank had cash and cash equivalents of $21.7 million, trading account securities with a fair value of $3.4 million and securities available-for-sale with a fair value of $174.5 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2012, the Company had liquid assets of $622,000.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of December 31, 2012, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with tier 1 capital (to adjusted total assets), tier 2 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 10.15%, 15.93% and 17.18%, respectively. The regulatory requirements at that date were 5.0%, 6.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At December 31, 2012, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company's financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

For the three months ended December 31, 2012, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Qualitative Aspects of Market Risk. Market risk is the risk that the estimated fair value of our assets, liabilities, and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that our net income will be significantly reduced by interest rate changes.

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

Quantitative Aspects of Market Risk. Potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from our normal business activities of gathering deposits and extending loans. Many factors affect our exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. Our earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board. Furthermore, the Company does not engage in hedging activities or purchase high-risk derivative instruments and also is not subject to foreign currency exchange rate risk or commodity price risk.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on December 31, 2012 financial information. The Company implemented the Net Interest Income at Risk simulation during the quarter ended June 30, 2012 and therefore does not have comparable information for the quarter ended December 31, 2011.

	At December 31, 2012
Immediate Change	One Year Horizon
in the Level	Dollar	Percent
of Interest Rates	Change	Change
	(Dollars in thousands)
300bp	$262	1.11%
200bp	121	0.51
100bp	62	0.26
Static	-	-
(100)bp	174	0.74

At December 31, 2012, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $62,000 or 0.26% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 0.51% and 1.11%, respectively.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that Company’s EVE could change as follows, relative to our base case scenario, based on December 31, 2012 financial information.

	At December 31, 2012
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$81,265	$(18,906)	(18.87)%	13.55%	(156	)bp
200bp	89,806	(10,365)	(10.35)	14.43	(68	)bp
100bp	96,129	(4,042)	(4.04)	14.94	(17	)bp
Static	100,171	-	-	15.11	-	bp
(100)bp	97,001	(3,170)	(3.16)	14.46	(65	)bp

The previous table indicates that at December 31, 2012, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 to 300 basis point increase and/or 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio. At December 31, 2012, approximately 62.1% of the loan portfolio consisted of fixed-rate loans.

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

During the quarter ended December 31, 2012, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended December 31, 2012:

			(c)	(d)
			Total number of shares	Maximum number (or
	(a)	(b)	(or units) purchased as	appropriate dollar value) of
	Total number of	Average price	part of publicly	shares (or units) that may yet
	shares (or units)	paid per share	announced plans or	be purchased under the plans
Period	purchased	(or unit)	programs (1)	or programs
October 1, 2012 through October 31, 2012	5,166	$19.05	5,166	21,350
November 1, 2012 through November 30, 2012	—	—	—	21,350
December 1, 2012 through December 31, 2012	6,700	$19.43	6,700	14,650
Total	11,866	$19.26	11,866	14,650

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

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101*	The following materials from the Company’s Quarterly Report on Form 10- Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated February 14, 2013	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated February 14, 2013	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-56-