Form 10-Q
period 2013-03-31
First Savings Financial Group Inc
filed 2013-05-15
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2013 was 2,317,815.

FIRST SAVINGS FINANCIAL GROUP, INC.

INDEX

		Page

Part I	Financial Information

	Item 1. Financial Statements

	Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012 (unaudited)	3

	Consolidated Statements of Income for the three months and six months ended March 31, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months and six months ended March 31, 2013 and 2012 (unaudited)	5

	Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2013 and 2012 (unaudited)	6

	Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8-43

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44-56

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	57-59

	Item 4. Controls and Procedures	60

Part II	Other Information

	Item 1. Legal Proceedings	61

	Item 1A. Risk Factors	61

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

	Item 3. Defaults Upon Senior Securities	62

	Item 4. Mine Safety Disclosures	62

	Item 5. Other Information	63

	Item 6. Exhibits	63

Signatures		64

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
(In thousands, except share and per share data)	2013	2012

ASSETS
Cash and due from banks	$14,145	$27,569
Interest-bearing deposits with banks	13,359	11,222
Total cash and cash equivalents	27,504	38,791

Trading account securities, at fair value	3,851	3,562
Securities available for sale, at fair value	170,555	152,543
Securities held to maturity	7,284	7,848

Loans held for sale	618	643
Loans, net	394,691	389,067

Federal Home Loan Bank stock, at cost	5,400	5,400
Real estate development and construction	6,728	4,538
Premises and equipment	11,139	10,907
Foreclosed real estate	674	1,481
Accrued interest receivable:
Loans	1,327	1,358
Securities	1,143	1,054
Cash surrender value of life insurance	12,736	8,548
Goodwill	7,936	7,936
Core deposit intangibles	2,241	2,413
Other assets	2,328	2,824

Total Assets	$656,155	$638,913

LIABILITIES
Deposits:
Noninterest-bearing	$53,165	$50,502
Interest-bearing	442,090	443,732
Total deposits	495,255	494,234

Repurchase agreements	1,332	1,329
Borrowings from Federal Home Loan Bank	65,098	53,062
Other long-term debt	4,432	2,132
Accrued interest payable	208	236
Advance payments by borrowers for taxes and insurance	550	622
Accrued expenses and other liabilities	5,041	4,372
Total Liabilities	571,916	555,987

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued 17,120 shares; aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares	25	25
Additional paid-in capital - preferred	17,120	17,120
Additional paid-in capital - common	25,220	24,901
Retained earnings - substantially restricted	40,908	39,917
Accumulated other comprehensive income	5,454	5,609
Unearned ESOP shares	(942)	(1,198)
Unearned stock compensation	(552)	(682)
Less treasury stock, at cost - 224,227 shares (212,361 shares at September 30, 2012)	(2,994)	(2,766)
Total Stockholders' Equity	84,239	82,926

Total Liabilities and Stockholders' Equity	$656,155	$638,913

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except share and per share data)	2013	2012	2013	2012

INTEREST INCOME
Loans, including fees	$5,498	$4,961	$10,759	$10,134
Securities:
Taxable	1,053	921	2,099	1,802
Tax-exempt	396	273	789	545
Dividend income	47	42	103	72
Interest-bearing deposits with banks	7	2	11	6
Total interest income	7,001	6,199	13,761	12,559

INTEREST EXPENSE
Deposits	731	856	1,530	1,767
Repurchase agreements	1	2	3	62
Borrowings from Federal Home Loan Bank	265	265	559	536
Loans payable	13	-	13	-
Total interest expense	1,010	1,123	2,105	2,365

Net interest income	5,991	5,076	11,656	10,194
Provision for loan losses	550	270	1,002	589

Net interest income after provision for loan losses	5,441	4,806	10,654	9,605

NONINTEREST INCOME
Service charges on deposit accounts	279	274	617	575
Net gain on sales of available for sale securities	-	-	1	-
Net gain on trading account securities	129	-	231	-
Unrealized loss on derivative contract	(1)	(12)	(1)	(20)
Net gain on sales of loans	72	39	179	73
Increase in cash surrender value of life insurance	113	72	191	149
Commission income	70	76	148	135
Real estate lease income	59	-	104	-
Other income	204	205	455	414
Total noninterest income	925	654	1,925	1,326

NONINTEREST EXPENSE
Compensation and benefits	2,494	2,183	5,310	4,267
Occupancy and equipment	512	437	997	935
Data processing	315	321	625	622
Advertising	111	80	216	359
Professional fees	257	228	487	410
FDIC insurance premiums	119	98	233	183
Net loss on foreclosed real estate	31	83	97	110
Other operating expenses	938	702	1,631	1,481
Total noninterest expense	4,777	4,132	9,596	8,367
Income before income taxes	1,589	1,328	2,983	2,564
Income tax expense	419	364	797	690
Net Income	$1,170	$964	$2,186	$1,874

Preferred stock dividends declared	43	43	86	85
Net Income Available to Common Shareholders	$1,127	$921	$2,100	$1,789

Net income per common share:
Basic	$0.52	$0.43	$0.97	$0.83
Diluted	$0.50	$0.41	$0.93	$0.81

Weighted average common shares outstanding:
Basic	2,162,863	2,156,730	2,159,464	2,155,539
Diluted	2,268,040	2,222,587	2,253,242	2,217,077

Dividends per common share	$0.10	$-	$0.50	$-

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2013	2012	2013	2012

Net Income	$1,170	$964	$2,186	$1,874

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period	(521)	1,055	(234)	534
Income tax expense (benefit)	177	(418)	79	(211)
Net of tax amount	(344)	637	(155)	323

Less: reclassification adjustment for realized gains included in net income	(1)	-	(1)	-
Income tax expense	1	-	1	-
Net of tax amount	-	-	-	-

Other Comprehensive Income (Loss)	(344)	637	(155)	323

Comprehensive Income	$826	$1,601	$2,031	$2,197

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Balances at October 1, 2011	$-	$25	$41,729	$35,801	$3,354	$(2,285)	$(2,023)	76,601

Net income	-	-	-	1,874	-	-	-	1,874

Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	-	-	-	-	323	-	-	323

Preferred stock dividends	-	-	-	(85)	-	-	-	(85)

Stock compensation expense	-	-	76	-	-	130	-	206

Shares released by ESOP trust	-	-	49	-	-	72	-	121

Purchase of 5,602 treasury shares	-	-	-	-	-	-	(92)	(92)

Balances at March 31, 2012	$-	$25	$41,854	$37,590	$3,677	$(2,083)	$(2,115)	$78,948

Balances at October 1, 2012	$-	$25	$42,021	$39,917	$5,609	$(1,880)	$(2,766)	$82,926

Net income	-	-	-	2,186	-	-	-	2,186

Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	-	-	-	-	(155)	-	-	(155)

Preferred stock dividends	-	-	-	(86)	-	-	-	(86)

Common stock dividends ($0.50 per share)	-	-	-	(1,162)	-	-	-	(1,162)

Stock compensation expense	-	-	76	-	-	130	-	206

Shares released by ESOP trust	-	-	243	53	-	256	-	552

Purchase of 11,866 treasury shares	-	-	-	-	-	-	(228)	(228)

Balances at March 31, 2013	$-	$25	$42,340	$40,908	$5,454	$(1,494)	$(2,994)	$84,239

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,186	$1,874
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,002	589
Depreciation and amortization	544	503
Amortization of premiums and accretion of discounts on securities, net	356	218
Increase in trading account securities	(289)	-
Loans originated for sale	(6,894)	(3,455)
Proceeds on sales of loans	7,098	3,407
Net gain on sales of loans	(179)	(73)
Net realized and unrealized (gain) loss on foreclosed real estate	(19)	20
Net gain on sales of available for sale securities	(1)	-
Unrealized loss on derivative contract	1	20
Increase in cash surrender value of life insurance	(191)	(149)
Deferred income taxes	(715)	64
ESOP and stock compensation expense	682	327
Increase in accrued interest receivable	(58)	(14)
Decrease in accrued interest payable	(28)	(123)
Change in other assets and liabilities, net	1,212	642
Net Cash Provided By Operating Activities	4,707	3,850

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(39,350)	(35,864)
Proceeds from sales of securities available for sale	801	-
Proceeds from maturities of securities available for sale	10,300	9,118
Proceeds from maturities of securities held to maturity	293	274
Principal collected on securities	9,963	10,943
Net (increase) decrease in loans	(6,275)	8
Purchase of Federal Home Loan Bank stock	-	(500)
Investment in cash surrender value of life insurance	(4,000)	-
Proceeds from life insurance	606	-
Proceeds from sale of foreclosed real estate	418	104
Investment in real estate development and construction	(2,218)	(3,251)
Purchase of premises and equipment	(576)	(254)
Net Cash Used In Investing Activities	(30,038)	(19,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,021	22,080
Net increase (decrease) in repurchase agreements	3	(15,078)
Increase (decrease) in Federal Home Loan Bank line of credit	73	(37)
Proceeds from Federal Home Loan Bank advances	45,000	35,000
Repayment of Federal Home Loan Bank advances	(33,037)	(35,000)
Proceeds from other long-term debt	2,300	-
Net decrease in advance payments by borrowers for taxes and insurance	(72)	(15)
Purchase of treasury stock	(228)	(92)
Dividends paid on preferred stock	(86)	(158)
Dividends paid on common stock	(930)	-
Net Cash Provided By Financing Activities	14,044	6,700

Net Decrease in Cash and Cash Equivalents	(11,287)	(8,872)

Cash and cash equivalents at beginning of period	38,791	27,203

Cash and Cash Equivalents at End of Period	$27,504	$18,331

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2013, the results of operations for the three- and six-month periods ended March 31, 2013 and 2012, and the cash flows for the six-month periods ended March 31, 2013 and 2012. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Agency bonds and notes, agency mortgage-backed securities and agency collateralized mortgage obligations (“CMO”) include securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”), which are U.S. government-sponsored enterprises. The Company also holds a pass-through asset-backed security guaranteed by the Small Business Administration (“SBA”) representing participating interests in pools of long-term debentures issued by state and local development companies certified by the SBA. Privately-issued CMO and asset-backed securities (“ABS”) are complex securities issued by non-government special-purpose entities that are collateralized by residential mortgage loans and residential home equity loans.

Investment securities have been classified according to management’s intent.

Trading Account Securities

On May 31, 2012, the Company invested in a managed brokerage account that invests in small and medium lot, investment grade municipal bonds. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At March 31, 2013 and September 30, 2012, trading account securities recorded at fair value totaled $3.9 million and $3.6 million, respectively, comprised of investment grade municipal bonds. During the six-months ended March 31, 2013, the Company reported net gains on trading account securities of $231,000, including net realized gains on the sale of securities of $245,000, partially offset by net unrealized losses on securities still held as of the balance sheet date of $14,000. During the three months ended March 31, 2013 the Company reported net gains on trading account securities of $129,000, including net realized gains on the sale of securities of $135,000, partially offset by net unrealized losses on securities still held as of the balance sheet date of $6,000.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2013:
Securities available for sale:

Agency bonds and notes	$17,228	$74	$10	$17,292
Agency mortgage-backed	41,882	960	48	42,794
Agency CMO	26,735	250	134	26,851
Privately-issued CMO	4,088	800	-	4,888
Privately-issued ABS	5,947	2,353	36	8,264
SBA certificates	2,231	-	1	2,230
Municipal obligations	63,687	4,581	108	68,160
Subtotal – debt securities	161,798	9,018	337	170,479

Equity securities	-	76	-	76

Total securities available for sale	$161,798	$9,094	$337	$170,555

Securities held to maturity:

Agency mortgage-backed	$1,076	$84	$-	$1,160
Municipal obligations	6,208	275	-	6,483

Total securities held to maturity	$7,284	$359	$-	$7,643

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2012:
Securities available for sale:

Agency bonds and notes	$15,940	$124	$-	$16,064
Agency mortgage-backed	42,255	1,165	-	43,420
Agency CMO	17,186	358	3	17,541
Privately-issued CMO	4,283	1,006	-	5,289
Privately-issued ABS	5,797	1,481	51	7,227
Municipal	58,135	4,838	40	62,933
Subtotal – debt securities	143,596	8,972	94	152,474

Equity securities	-	69	-	69

Total securities available for sale	$143,596	$9,041	$94	$152,543

Securities held to maturity:

Agency mortgage-backed	$1,342	$118	$-	$1,460
Municipal obligations	6,506	348	-	6,854

Total securities held to maturity	$7,848	$466	$-	$8,314

The amortized cost and fair value of investment securities as of March 31, 2013 by contractual maturity are shown below. Expected maturities of mortgage-backed securities, CMO and ABS may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due within one year	$1,078	$1,101	$547	$563
Due after one year through five years	5,004	5,068	2,293	2,373
Due after five years through ten years	17,155	17,849	2,023	2,116
Due after ten years	57,678	61,434	1,345	1,431
	80,915	85,452	6,208	6,483

Equity securities	-	76	-	-
CMO	30,823	31,739	-	-
ABS	5,947	8,264	-	-
SBA certificates	2,231	2,230	-	-
Mortgage-backed securities	41,882	42,794	1,076	1,160

	$161,798	$170,555	$7,284	$7,643

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to available for sale securities with gross unrealized losses at March 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number	Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency bonds and notes	3	$6,494	$10
Agency mortgage-backed	6	8,736	48
Agency CMO	5	14,518	134
SBA certificates	1	2,230	1
Municipal obligations	11	6,565	96

Total less than twelve months	26	38,543	289

Continuous loss position more than twelve months:
Privately-issued ABS	1	74	36
Municipal obligations	1	238	12

Total more than twelve months	2	312	48

Total securities available for sale	28	$38,855	$337

At March 31, 2013, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at March 31, 2013 had depreciated approximately 0.86% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 1.70% and a weighted-average coupon rate of 3.49% at March 31, 2013.

U.S. government agency bonds and notes, mortgage-backed securities, SBA certificates and CMOs, and municipal obligations in loss positions at March 31, 2013 had depreciated approximately 0.77% from the Company’s amortized cost basis as of March 31, 2013. All of the agency and municipal securities are issued by U.S. government agencies, U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At March 31, 2013, the Company held nineteen privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $3.1 million and fair value of $4.4 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

At March 31, 2013, the one privately-issued ABS security in a loss position had depreciated approximately 32.73% from the Company’s carrying value and was collateralized by residential mortgage loans. This security had a fair value of $74,000 and an unrealized loss of $36,000 at March 31, 2013, and was rated below investment grade by a nationally recognized statistical rating organization (“NRSRO”). Based on the independent third party analysis of the expected cash flows, management has determined that the decline in value for this security is temporary and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO and ABS portfolios. While the Company did not recognize a credit-related impairment loss at March 31, 2013, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

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

During the six months ended March 31, 2013, the Company realized gross gains on sales of available for sale U.S. government agency notes of $1,000.

Certain available for sale debt securities were pledged under repurchase agreements at March 31, 2013 and 2012, and may be pledged to secure federal funds borrowings and Federal Home Loan Bank (“FHLB”) borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Loans and Allowance for Loan Losses

Loans at March 31, 2013 and September 30, 2012 consisted of the following:

	March 31,	September 30,
	2013	2012
	(In thousands)
Real estate mortgage:
1-4 family residential	$186,858	$190,958
Commercial	98,514	90,290
Multifamily residential	28,582	23,879
Residential construction	8,485	10,748
Commercial construction	6,315	5,182
Land and land development	12,007	12,320
Commercial business loans	35,931	36,189
Consumer:
Home equity loans	16,976	18,294
Auto loans	7,346	8,219
Other consumer loans	3,831	4,114
Gross loans	404,845	400,193

Deferred loan origination fees and costs, net	304	382
Undisbursed portion of loans in process	(5,069)	(6,602)
Allowance for loan losses	(5,389)	(4,906)

Loans, net	$394,691	$389,067

During the six-month period ended March 31, 2013, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the components of the recorded investment in loans for each portfolio segment as of March 31, 2013:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$186,858	$98,514	$28,582	$9,731	$12,007	$35,931	$28,153	$399,776

Accrued interest receivable	649	304	60	24	69	130	91	1,327

Net deferred loan origination fees and costs	463	(98)	(15)	(40)	(2)	(19)	15	304

Recorded investment in loans	$187,970	$98,720	$28,627	$9,715	$12,074	$36,042	$28,259	$401,407

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$6,048	$1,960	$2,331	$174	$-	$1,238	$409	$12,160

Collectively evaluated for impairment	181,234	96,564	26,296	9,541	12,074	34,804	27,815	388,328

Acquired with deteriorated credit quality	688	196	-	-	-	-	35	919

Ending balance	$187,970	$98,720	$28,627	$9,715	$12,074	$36,042	$28,259	$401,407

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the allowance for loan losses as of March 31, 2013 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$91	$1	$-	$-	$-	$350	$19	$461

Collectively evaluated for impairment	790	2,170	328	63	43	1,314	220	4,928

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$881	$2,171	$328	$63	$43	$1,664	$239	$5,389

An analysis of the allowance for loan losses as of September 30, 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$-	$60	$-	$-	$-	$-	$14	$74

Collectively evaluated for impairment	908	2,144	389	52	2	1,084	253	4,832

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$908	$2,204	$389	$52	$2	$1,084	$267	$4,906

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2013 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$851	$2,135	$418	$61	$45	$1,360	$265	$5,135
Provisions	52	36	(90)	2	(2)	573	(21)	550
Charge-offs	(33)	-	-	-	-	(270)	(22)	(325)
Recoveries	11	-	-	-	-	1	17	29

Ending balance	$881	$2,171	$328	$63	$43	$1,664	$239	$5,389

An analysis of the changes in the allowance for loan losses for the six months ended March 31, 2013 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
				(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$908	$2,204	$389	$52	$2	$1,084	$267	$4,906
Provisions	79	(47)	(61)	11	41	986	(7)	1,002
Charge-offs	(156)	(11)	-	-	-	(407)	(53)	(627)
Recoveries	50	25	-	-	-	1	32	108

Ending balance	$881	$2,171	$328	$63	$43	$1,664	$239	$5,389

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of March 31, 2013 and for the three and six months ended March 31, 2013 and 2012. The Company did not recognize any interest income on impaired loans for the three and six months ended March 31, 2013 and 2012.

	At March 31, 2013			Three Months Ended March 31,		Six Months Ended March 31,
	Recorded Investment	Unpaid Principal Balance	Related Allowance	2013 Average Recorded Investment	2012 Average Recorded Investment	2013 Average Recorded Investment	2012 Average Recorded Investment
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,118	$4,488	$-	$4,922	$2,706	$4,710	$2,999
Commercial real estate	674	704	-	868	1,121	836	1,047
Multifamily	-	-	-	-	-	-	-
Construction	174	174	-	174	174	174	174
Land and land development	-	-	-	-	340	-	340
Commercial business	712	717	-	641	49	572	33
Consumer	189	187	-	203	87	170	102

	$5,867	$6,270	$-	$6,808	$4,477	$6,462	$4,695

Loans with an allowance recorded:
Residential real estate	$144	$139	$39	$243	$149	$214	$158
Commercial real estate	196	196	1	147	238	147	237
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-
Commercial business	506	494	350	370	-	247	-
Consumer	63	63	5	82	90	83	87

	$909	$892	$395	$842	$477	$691	$482

Total:
Residential real estate	$4,262	$4,627	$39	$5,165	$2,855	$4,924	$3,157
Commercial real estate	870	900	1	1,015	1,359	983	1,284
Multifamily	-	-	-	-	-	-	-
Construction	174	174	-	174	174	174	174
Land and land development	-	-	-	-	340	-	340
Commercial business	1,218	1,211	350	1,011	49	819	33
Consumer	252	250	5	285	177	253	189

	$6,776	$7,162	$395	$7,650	$4,954	$7,153	$5,177

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2013:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$4,262	$421	$4,683
Commercial real estate	870	303	1,173
Multifamily	-	-	-
Construction	174	-	174
Land and land development	-	-	-
Commercial business	1,218	236	1,454
Consumer	252	2	254

Total	$6,776	$962	$7,738

The following table presents the recorded investment in nonperforming loans at September 30, 2012:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,775	$1,548	$4,323
Commercial real estate	899	3	902
Multifamily	-	-	-
Construction	174	-	174
Land and land development	-	-	-
Commercial business	66	98	164
Consumer	175	94	269

Total	$4,089	$1,743	$5,832

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at March 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,664	$198	$3,646	$8,508	$179,462	$187,970
Commercial real estate	1,552	2,168	1,106	4,826	93,894	98,720
Multifamily	-	607	-	607	28,020	28,627
Construction	-	-	-	-	9,715	9,715
Land and land development	12	1,564	-	1,576	10,498	12,074
Commercial business	381	281	653	1,315	34,727	36,042
Consumer	282	47	143	472	27,787	28,259

Total	$6,891	$4,865	$5,548	$17,304	$384,103	$401,407

The following table presents the aging of the recorded investment in past due loans at September 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,636	$1,926	$3,754	$10,316	$181,835	$192,151
Commercial real estate	20	90	833	943	89,577	90,520
Multifamily	-	-	-	-	23,942	23,942
Construction	-	-	-	-	9,308	9,308
Land and land development	51	-	-	51	12,307	12,358
Commercial business	109	-	164	273	36,031	36,304
Consumer	286	98	174	558	30,190	30,748

Total	$5,102	$2,114	$4,925	$12,141	$383,190	$395,331

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

Loss: Loans classified as loss are considered uncollectible and of such little value that their continuance on the Company’s books as an asset is not warranted.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2013, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$174,279	$92,076	$28,020	$9,715	$9,604	$32,895	$27,596	$374,185
Special Mention	3,027	1,636	-	-	906	27	60	5,656
Substandard	10,015	4,528	607	-	1,564	2,826	543	20,083
Doubtful	649	480	-	-	-	294	60	1,483
Loss	-	-	-	-	-	-	-	-

Total	$187,970	$98,720	$28,627	$9,715	$12,074	$36,042	$28,259	$401,407

As of September 30, 2012, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$175,694	$85,439	$21,268	$9,308	$11,942	$32,687	$29,993	$366,331
Special Mention	4,919	2,642	318	-	416	2,158	142	10,595
Substandard	11,130	1,805	2,356	-	-	1,459	600	17,350
Doubtful	408	634	-	-	-	-	13	1,055
Loss	-	-	-	-	-	-	-	-

Total	$192,151	$90,520	$23,942	$9,308	$12,358	$36,304	$30,748	$395,331

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

The following table summarizes the Company’s recorded investment in TDRs by class of loan and accrual status at March 31, 2013 and September 30, 2012:

	Accruing	Nonaccrual	Total	Related Allowance For Loan Losses
		(In thousands)
March 31, 2013:
Residential real estate	$2,209	$784	$2,993	$53
Commercial real estate	1,286	-	1,286	-
Multifamily	2,331	-	2,331	-
Commercial business	20	14	34	-
Consumer	157	-	157	14

Total	$6,003	$798	$6,801	$67

September 30, 2012:
Residential real estate	$2,993	$-	$2,993	$-
Commercial real estate	1,290	-	1,290	-
Multifamily	2,356	-	2,356	-
Commercial business	14	-	14	-
Consumer	158	-	158	-

Total	$6,811	$-	$6,811	$-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three- and six-month periods ended March 31, 2013 and 2012:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(In thousands)
March 31, 2013:
Three Months Ended March 31, 2013:
Residential real estate	1	$127	$127
Commercial business	1	18	20
Consumer	1	5	5

Total	3	$150	$152

Six Months Ended March 31, 2013:
Residential real estate	2	$143	$143
Commercial business	1	18	20
Consumer	1	5	5

Total	4	$166	$168

March 31, 2012:
Three Months Ended March 31, 2012:
Residential real estate	5	$593	$603
Commercial real estate	1	772	506
Multifamily	1	1,797	2,313

Total	7	$3,162	$3,422

Six Months Ended March 31, 2012:
Residential real estate	7	$790	$789
Commercial real estate	1	772	506
Multifamily	1	1,797	2,313

Total	9	$3,359	$3,608

For the TDRs listed above, the terms of modification included reduction of the state interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

The Company had not committed to lend any additional amounts as of March 31, 2013 and September 30, 2012 to customers with outstanding loans classified as TDRs.

During the three and six-month periods ended March 31, 2013, the Company had two TDRs totaling $143,000 that were modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due). These loans were on nonaccrual status as of March 31, 2013. During the six-month period ended March 31, 2012, the Company had one TDR with a balance of $262,000 that was modified within the previous twelve months for which there was a payment default. The Company recognized a net charge-off of $42,000 for this TDR during the three-month period ended March 31, 2012.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Real Estate Development and Construction

On March 22, 2011, the Company acquired a parcel of land in New Albany, Indiana for $2.97 million. On April 5, 2012, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) to develop the land for retail purposes through its subsidiary, FFCC. On July 27, 2012, the Company transferred ownership of the property to FFCC. The retail development will include a future branch office location of the Bank, which is expected to open in July 2013. The total cost of the development is expected to be approximately $7.8 million, including the $6.7 million paid as of March 31, 2013. The development costs will be partially funded by a loan from another financial institution. The loan has a maximum commitment of $5.0 million and FFCC had borrowed $4.4 million under the loan as of March 31, 2013. The development is partially completed with two tenants that have commenced occupancy as of March 31, 2013 and it is expected to be fully completed by July 31, 2013.

Development and construction period interest of $20,000 and $42,000 was capitalized as part of the real estate carrying value during the three and six months ended March 31, 2013, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share information is presented below for the three-month and six-month periods ended March 31, 2013 and 2012.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)

Basic:
Earnings:
Net income	$1,170	$964	$2,186	$1,874
Less: Preferred stock dividends declared	(43)	(43)	(86)	(85)

Net income available to common shareholders	$1,127	$921	$2,100	$1,789

Shares:
Weighted average common shares outstanding	2,162,863	2,156,730	2,159,464	2,155,539

Net income per common share, basic	$0.52	$0.43	$0.97	$0.83

Diluted:
Earnings:
Net income	$1,170	$964	$2,186	$1,874
Less: Preferred stock dividends declared	(43)	(43)	(86)	(85)

Net income available to common shareholders	$1,127	$921	$2,100	$1,789

Shares:
Weighted average common shares outstanding	2,162,863	2,156,730	2,159,464	2,155,539
Add: Dilutive effect of outstanding options	85,821	48,435	76,519	45,759
Add: Dilutive effect of restricted stock	19,356	17,422	17,259	15,779
Weighted average common shares outstanding as adjusted	2,268,040	2,222,586	2,253,242	2,217,077

Net income per common share, diluted	$0.50	$0.41	$0.93	$0.81

Unearned ESOP and nonvested restricted Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2013	2012
	(In thousands)
Cash payments for:
Interest	$2,451	$2,764
Taxes	100	199

Transfers from loans to foreclosed real estate	247	787

Proceeds from sales of foreclosed real estate financed through loans	655	647

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2013 and September 30, 2012. The Company had no liabilities measured at fair value as of March 31, 2013 or September 30, 2012.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2013:
Assets Measured - Recurring Basis:
Trading account securities	$-	$3,851	$-	$3,851

Securities available for sale:
Agency bonds and notes	$-	$17,292	$-	$17,292
Agency mortgage-backed	-	42,794	-	42,794
Agency CMO	-	26,851	-	26,851
Privately-issued CMO	-	4,888	-	4,888
Privately-issued ABS	-	8,264		8,264
SBA	-	2,230		2,230
Municipal	-	68,160	-	68,160
Equity securities	76	-	-	76
Total securities available for sale	$76	$170,479	$-	$170,555

Interest rate cap contract	$-	$10	$-	$10

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,223	$4,223
Commercial real estate	-	-	869	869
Construction	-	-	174	174
Commercial business	-	-	868	868
Consumer	-	-	247	247
Total impaired loans	$-	$-	$6,381	$6,381

Loans held for sale	$-	$618	$-	$618

Foreclosed real estate:
Residential real estate	$-	$-	$308	$308
Commercial real estate	-	-	339	339
Land and land development	-	-	27	27
Total foreclosed real estate	$-	$-	$674	$674

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There were no changes in the valuation techniques and related inputs used for assets measured at fair value during the six-month periods ended March 31, 2013 and 2012.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At March 31, 2013, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the three- and six-month periods ended March 31, 2013, the Company recognized provisions for loan losses of $390,000 and $416,000, respectively, for impaired loans.

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

Foreclosed real estate held for sale is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At March 31, 2013, the significant unobservable inputs used in the fair value measurement of foreclosed real estate held for sale included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the property ranging from 0.0% to 6.0%. The Company recognized charges of $71,000 and $18,000 to write down foreclosed real estate held for sale to fair value for the six months ended March 31, 2013 and 2012, respectively.

Transfers Between Categories. There were no transfers into or out of the Company's Level 3 financial assets for the six-month periods ended March 31, 2013 and 2012. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six-month periods ended March 31, 2013 and 2012.

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

	Carrying	Fair Value Measurements Using:
March 31, 2013:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$14,145	$14,145	$-	$-
Interest-bearing deposits with banks	13,359	13,359	-	-
Trading account securities	3,851	-	3,851	-
Securities available for sale	170,555	76	170,479	-
Securities held to maturity	7,284	-	7,643	-

Loans, net	394,691	-	-	401,281

Loans held for sale	618	-	618	-
Federal Home Loan Bank stock	5,400	-	5,400	-
Accrued interest receivable	2,470	-	2,470	-

Financial liabilities:
Deposits	495,255	-	-	489,768
Short-term repurchase agreements	1,332	-	-	1,332
Borrowings from Federal Home
Loan Bank	65,098	-	65,140	-
Other long-term debt	4,432	-	4,432	-
Accrued interest payable	208	-	208	-
Advance payments by borrowers for taxes and insurance	550	-	550	-

Derivative financial instruments included in other assets:
Interest rate cap	10	-	10	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying	Fair Value Measurements Using:
September 30, 2012:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$27,569	$27,569	$-	$-
Interest-bearing deposits with banks	11,222	11,222	-	-
Trading account securities	3,562	-	3,562	-
Securities available for sale	152,543	69	152,474	-
Securities held to maturity	7,848	-	8,314	-

Loans, net	389,067	-	-	388,790

Loans held for sale	643	-	643	-
Federal Home Loan Bank stock	5,400	-	5,400	-
Accrued interest receivable	2,412	-	2,412	-

Financial liabilities:
Deposits	494,234	-	-	492,161
Short-term repurchase agreements	1,329	-	1,329	-
Borrowings from Federal Home
Loan Bank	53,062	-	53,752	-
Other long-term debt	2,132	-	2,132	-
Accrued interest payable	236	-	236	-
Advance payments by borrowers for taxes and insurance	622	-	622	-

Derivative financial instruments included in other assets:
Interest rate cap	11	-	11	-

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three- and six-month periods ended March 31, 2013 and 2012 amounted to $84,000 and $476,000, respectively. Company common stock held by the ESOP trust at March 31, 2013 was as follows:

Allocated shares	109,182
Unearned shares	94,181
Total ESOP shares	203,363

Fair value of unearned shares	$2,044,670

10.	Stock Based Compensation Plans

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were later granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The restricted stock vests ratably over a five-year period from the grant date. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for both the three- and six-month periods ended March 31, 2013 and 2012 amounted to $65,000 and $130,000, respectively. A summary of the Company’s nonvested restricted shares activity under the Plan as of March 31, 2013 and changes during the six-month period then ended is presented below.

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2012	58,850	$13.25
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2013	58,850	$13.25

At March 31, 2013, there was $552,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 2.1 years.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity under the Plan as of March 31, 2013, and changes during the six-month period then ended is presented below.

		Weighted	Weighted
	Number	Average	Average
	Exercise	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
(Dollars in thousands, except per share data)

Outstanding at October 1, 2012	245,232	$13.25
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at March 31, 2013	245,232	$13.25	7.1	$2,075

Exercisable at March 31, 2013	98,095	$13.25	7.1	$830

The Company recognized compensation expense related to stock options of $38,000 and $76,000 for both the three- and six-month periods ended March 31, 2013 and 2012, respectively. At March 31, 2013, there was $322,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period of 2.1 years.

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

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to nine 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the seventh dividend period ended March 31, 2013 was 1.0% and the weighted average dividend rate for the six-month period ended March 31, 2013 was 1.0%.

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

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210). The update requires an entity to disclose information about offsetting and related arrangements to enable users of the financial statements to understand the effect of netting arrangements on the entity’s financial position. The scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. ASU No. 2013-01 was issued in January 2013 to address implementation issues and clarify the scope of ASU No. 2011-11. The amendments in the updates are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with disclosures required by the amendments provided retrospectively for all comparative periods presented. The adoption of these updates is not expected to have any material impact on the Company’s consolidated financial position or results of operations.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments in the update are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this update is not expected to have any material impact on the Company’s financial position or results of operations.

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

Critical Accounting Policies

During the six-month period ended March 31, 2013, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2012.

Comparison of Financial Condition at March 31, 2013 and September 30, 2012

Cash and Cash Equivalents. Cash and cash equivalents decreased from $38.8 million at September 30, 2012 to $27.5 million at March 31, 2013, due primarily to a decrease in cash and due from banks of $13.4 million. The decrease in cash and cash equivalents was primarily used to fund purchases of securities available for sale.

Loans. Net loans receivable increased $5.6 million, from $389.1 million at September 30, 2012 to $394.7 million at March 31, 2013, primarily due to increases in commercial real estate and multi-family residential loans of $8.2 million and $4.7, respectively, which more than offset decreases in residential permanent and construction loans of $6.3 million. The decrease in residential mortgage loans is primarily due to loan payoffs that have not been replaced by new originations.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Trading Account Securities. Trading account securities increased by $289,000 from $3.6 million at September 30, 2012 to $3.9 million at March 31, 2013. Trading account securities are comprised of investment grade municipal bonds.

Securities Available for Sale. Securities available for sale increased $18.1 million from $152.5 million at September 30, 2012 to $170.6 million at March 31, 2013 due primarily to purchases of $39.4 million, partially offset by maturities and calls of $10.3 million, principal repayments of $9.7 million and sales of $801,000. The increase in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities, including mortgage-backed securities and CMOs, and municipal bonds was primarily funded by the decrease in cash and cash equivalents.

Securities Held to Maturity. Investment securities held-to-maturity decreased $564,000 from $7.8 million at September 30, 2012 to $7.3 million at March 31, 2013 due primarily to principal repayments on mortgage-backed securities.

Cash Surrender Value of Life Insurance. Cash surrender value of life insurance increased from $8.5 million at September 30, 2012 to $12.7 million at March 31, 2013 primarily as the result of an investment in bank-owned life insurance of $4.0 million in December 2012.

Deposits. Total deposits increased $1.1 million from $494.2 million at September 30, 2012 to $495.3 million at March 31, 2013 primarily due to an increase in noninterest bearing demand deposit accounts of $2.7 million, savings accounts of $4.6 million, interest-bearing demand deposit accounts of $10.6 million and money market deposit accounts of $6.8, which more than offset a decrease in certificates of deposit of $23.6 million during the period. The decrease in certificates of deposit occurred in various maturity classes and is primarily attributed to maturities that customers are investing in more liquid accounts given the low interest rate environment.

Borrowings. Borrowings from the FHLB increased $12.0 million from $53.1 million at September 30, 2012 to $65.1 million at March 31, 2013. Management has increased the level of FHLB advances in order to take advantage of historically low interest rates, provide short-term liquidity and provide funding for the loan portfolio growth, purchases of available for sale securities and the investment in additional bank-owned life insurance.

Stockholders’ Equity. Stockholders’ equity increased $1.3 million from $82.9 million at September 30, 2012 to $84.2 million at March 31, 2013. Retained earnings increased $991,000 due to net income available to common shareholders of $2.1 million, partially offset by dividends declared to common shareholders totaling $1.2 million during the six-month period ended March 31, 2013, including the declaration of a special cash dividend of $0.40 per share to common stockholders of record as of the close of business on November 30, 2012, which totaled $930,000 and was paid on December 31, 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended March 31, 2013 and 2012

Overview. The Company reported net income of $2.2 million and net income available to common shareholders of $2.1 million, or $0.93 per diluted share, for the six-month period ended March 31, 2013 compared to net income of $1.9 million and net income available to common shareholders of $1.8 million, or $0.81 per diluted share, for the six-month period ended March 31, 2012. The annualized return on average assets, average equity and average common stockholders’ equity were 0.68%, 5.23% and 6.58%, respectively, for the six-month period ended March 31, 2013.

Net Interest Income. Net interest income increased $1.5 million, or 14.3%, for the six-month period ended March 31, 2013 compared to the same period in 2012. Average interest-earnings assets increased $91.6 million and average interest-bearing liabilities increased $86.3 million when comparing the two periods. The tax-equivalent interest rate spread was 4.05% for 2013 as compared to 4.13% for 2012.

Total interest income increased $1.2 million, or 9.6%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $91.6 million from $491.5 million for 2012 to $583.1 million for 2013, which more than offset the change in interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 5.25% for 2012 to 4.88% for 2013. The average balance of loans and investment securities increased $36.3 million and $49.9 million, respectively, when comparing the two periods.

Total interest expense decreased $260,000, or 10.8%, due primarily to a decrease in the average cost of interest-bearing liabilities from 1.12% for 2012 to 0.83% for 2013, which more than offset the change in interest expense due to an increase in the average balance of interest-bearing liabilities of $86.3 million from $423.0 million for 2012 to $509.3 million for 2013. The average cost of interest-bearing liabilities decreased for 2013 primarily as a result of lower market interest rates as compared to 2012 and the repricing of certificates of deposit at lower market interest rates as they matured. The average balance of deposits increased $90.3 million while the average balance of borrowings decreased $4.0 million when comparing the two periods. The increase in the average balance of deposits is due primarily to the acquisition of the First Federal branches.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the six-month periods ended March 31, 2013 and 2012. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Six Months Ended March 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$9,247	$11	0.24%	$4,547	$6	0.26%
Loans	396,260	10,815	5.46	359,992	10,187	5.66
Investment securities	127,972	2,870	4.49	99,558	2,330	4.68
Agency mortgage-backed securities	44,259	424	1.92	22,774	298	2.62
Federal Home Loan Bank stock	5,400	103	3.81	4,663	72	3.09
Total interest-earning assets	583,138	14,223	4.88	491,534	12,893	5.25

Non-interest-earning assets	63,708			46,001
Total assets	$646,846			$537,535

Liabilities and equity:
NOW accounts	$105,111	$195	0.37%	$70,332	$192	0.55%
Money market deposit accounts	66,256	154	0.46	43,340	164	0.76
Savings accounts	64,280	39	0.12	42,319	54	0.26
Time deposits	205,939	1,142	1.11	195,247	1,357	1.39
Total interest-bearing deposits	441,586	1,530	0.69	351,238	1,767	1.01

Borrowings (1)	67,735	575	1.70	71,734	598	1.67
Total interest-bearing liabilities	509,321	2,105	0.83	422,972	2,365	1.12

Non-interest-bearing deposits	48,583			34,659
Other non-interest-bearing liabilities	5,337			2,706
Total liabilities	563,241			460,337

Total equity	83,605			77,198
Total liabilities and equity	$646,846			$537,535
Net interest income		$12,118			$10,528
Interest rate spread			4.05%			4.13%
Net interest margin			4.16%			4.28%
Average interest-earning assets to average interest-bearing liabilities			114.49%			116.21%

(1) Includes Federal Home Loan Bank borrowings and repurchase agreements.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the six-month period ended March 31, 2013 and 2012. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$-	$5	$5
Loans	(339)	967	628
Investment securities	(89)	629	540
Agency mortgage-backed securities	(50)	176	126
Other interest-earning assets	18	13	31
Total interest-earning assets	(460)	1,790	1,330

Interest expense:
Deposits	(1,263)	1,026	(237)
Borrowings (1)	11	(34)	(23)
Total interest-bearing liabilities	(1,252)	992	(260)
Net increase (decrease) in net interest income	$792	$798	$1,590

(1)	Includes Federal Home Loan Bank borrowings and repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $1.0 million for the six-month period ended March 31, 2013 compared to $589,000 for the same period in 2012. The increase in the provision for loans losses for 2013 as compared to the prior period was in order to increase the level of allowance for loan losses as a result of increases in net charge-offs and nonperforming loans when comparing the two periods.

Net charge-offs were $519,000 for the six-month period ended March 31, 2013 compared to net charge-offs of $338,000 for the same period in 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The recorded investment in nonperforming loans was $7.7 million at March 31, 2013 compared to $5.8 million at September 30, 2012 and $5.2 million at March 31, 2012. Nonperforming loans at March 31, 2013 include nonaccrual loans of $6.8 million and loans totaling $962,000 that are over 90 days past due, but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery. The increase in nonperforming loans from September 30, 2012 to March 31, 2013 is due primarily to three commercial business loan relationships, including $506,000 secured by equipment, inventory, accounts receivable and general business assets, $294,000 secured by stock of a closely-held business, and $404,000 secured by stock of a publicly traded company. Each of these three relationships was in nonaccrual status at March 31, 2013 and a specific reserve of $350,000 was established for the $506,000 relationship during the three months ended March 31, 2013.

Gross loans receivable increased $43.1 million from $361.7 million at March 31, 2012 to $404.8 million at March 31, 2013, primarily due to increases in residential permanent and commercial real estate $19.7 million and $18.0 million, respectively. The increases in residential permanent loans and commercial real estate are due primarily to the acquisition of the First Federal branches.

The allowance for loan losses was $5.4 million at March 31, 2013 compared to $4.9 million at September 30, 2012 and $4.9 million at March 31, 2012. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income. Noninterest income increased $599,000 for the six-month period ended March 31, 2013 as compared to the same period in 2012. The increase was due primarily to net gains on the trading account securities portfolio of $231,000 for 2013, an increase in net gains on the sale of loans of $106,000, and real estate lease income of $104,000. The net gain on sale of loans is due to an increase in secondary market residential mortgage loan sales. The increase in real estate lease income is due to the commencement of rents for two of the tenants in the real estate development that is described above in Note 5 of the Notes to Consolidated Financial Statements.

Noninterest Expense. Noninterest expenses increased $1.2 million for the six-month period ended March 31, 2013 as compared to the same period in 2012. The increase was due primarily to increases in compensation and benefits and other operating expenses of $1.0 million and $150,000, respectively, which more than offset a decrease in advertising expenses of $143,000. The increase in compensation and benefits expense is due primarily to normal salary, wages and benefits increases, the addition of employees as a result of the acquisition of the First Federal branches, and increased ESOP compensation expense of approximately $333,000 due to the accelerated repayment of the ESOP loan. The increase in other operating expenses is due primarily to the accrual of debit card reward points. The decrease in advertising expense was due primarily to expenses recognized in 2012 that were associated with the rebranding and advertising campaign for the Bank’s new look and logo that was launched in September 2011.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Income Tax Expense. The Company recognized income tax expense of $797,000 for the six-month period ended March 31, 2013, for an effective tax rate of 26.7%, compared to income tax expense of $690,000, for an effective tax rate of 26.9%, for the same period in 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Overview. The Company reported net income of $1.2 million and net income available to common shareholders of $1.1 million, or $0.50 per diluted share, for the quarter ended March 31, 2013 compared to net income of $964,000 and net income available to common shareholders of $921,000, or $0.41 per diluted share, for the quarter ended March 31, 2012. The annualized return on average assets, average equity and average common stockholders’ equity were 0.72%, 5.58% and 7.01%, respectively, for the three-month period ended March 31, 2013.

Net Interest Income. Net interest income increased $915,000, or 17.9%, for the three months ended March 31, 2013 compared to the same period in 2012. Average interest-earnings assets increased $96.3 million and average interest-bearing liabilities increased $90.9 million when comparing the two periods. The tax-equivalent interest rate spread was 4.12% for 2013 as compared to 4.09% for 2012.

Total interest income increased $802,000, or 12.9%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $96.3 million from $494.3 million for 2012 to $590.6 million for 2013, which more than offset the change in interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 5.15% for 2012 to 4.90% for 2013. The average balance of loans and investment securities increased $38.8 million and $51.2 million, respectively, when comparing the two periods.

Total interest expense decreased $113,000, or 10.3%, due primarily to a decrease in the average cost of interest-bearing liabilities from 1.06% for 2012 to 0.78% for 2013, which more than offset the change in interest expense due to an increase in the average balance of interest-bearing liabilities of $90.9 million from $424.6 million for 2012 to $515.5 million for 2013. The average cost of interest-bearing liabilities decreased for 2013 primarily as a result of lower market interest rates as compared to 2012 and the repricing of certificates of deposit at lower market interest rates as they matured. The average balance of deposits increased $82.5 million and the average balance of borrowings increased $8.3 million when comparing the two periods. The increase in the average balance of deposits is due primarily to the acquisition of the First Federal branches.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended March 31, 2013 and 2012. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$11,217	$7	0.25%	$5,473	$2	0.15%
Loans	398,374	5,525	5.55	359,572	4,984	5.54
Investment securities	130,627	1,448	4.43	101,084	1,183	4.68
Agency mortgage-backed securities	44,971	205	1.82	23,307	152	2.61
Federal Home Loan Bank stock	5,400	47	3.48	4,900	42	3.43
Total interest-earning assets	590,589	7,232	4.90	494,336	6,363	5.15

Non-interest-earning assets	63,152			46,070
Total assets	$653,741			$540,406

Liabilities and equity:
NOW accounts	$108,435	$97	0.36%	$71,751	$96	0.54%
Money market deposit accounts	68,017	76	0.45	44,843	83	0.74
Savings accounts	65,328	19	0.12	42,836	28	0.26
Time deposits	200,048	539	1.08	199,888	649	1.30
Total interest-bearing deposits	441,828	731	0.66	359,318	856	0.95

Borrowings (1)	73,639	279	1.52	65,312	267	1.64
Total interest-bearing liabilities	515,467	1,010	0.78	424,630	1,123	1.06

Non-interest-bearing deposits	49,163			35,386
Other non-interest-bearing liabilities	5,187			2,464
Total liabilities	569,817			462,480

Total equity	83,924			77,926
Total liabilities and equity	$653,741			$540,406
Net interest income		$6,222			$5,240
Interest rate spread			4.12%			4.09%
Net interest margin			4.21%			4.24%
Average interest-earning assets to average interest-bearing liabilities			114.57%			116.42%

(1) Includes Federal Home Loan Bank borrowings and repurchase agreements.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the three-month period ended March 31, 2013 and 2012. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$2	$3	$5
Loans	9	532	541
Investment securities	(59)	324	265
Agency mortgage-backed securities	(26)	79	53
Other interest-earning assets	1	4	5
Total interest-earning assets	(73)	942	869

Interest expense:
Deposits	(505)	380	(125)
Borrowings (1)	(16)	28	12
Total interest-bearing liabilities	(521)	408	(113)
Net increase (decrease) in net interest income	$448	$534	$982

(1)	Includes Federal Home Loan Bank borrowings and repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $550,000 for the three-month period ended March 31, 2013 compared to $270,000 for the same period in 2012. The increase in the provision for loans losses for 2013 as compared to the prior period was in order to increase the level of allowance for loan losses as a result of increases in net charge-offs and nonperforming loans when comparing the two periods.

Net charge-offs were $296,000 for the three-month period ended March 31, 2013 compared to net charge-offs of $50,000 for the same period in 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $271,000 for the three-month period ended March 31, 2013 as compared to the same period in 2012. The increase was due primarily to net gains on the trading account securities portfolio of $129,000 for 2013 and increases in cash surrender value of life insurance and real estate lease income of $41,000 and $59,000, respectively. The increase in cash surrender value on life insurance is due to the purchase of $4.0 million of bank-owned life insurance in December 2012. The increase in real estate lease income is due to the commencement of rents for two of the tenants in the real estate development that is described above in Note 5 of the Notes to Consolidated Financial Statements.

Noninterest Expense. Noninterest expenses increased $645,000 for the quarter ended March 31, 2013 as compared to the same period in 2012. The increase was due primarily to increases in compensation and benefits and other operating expenses of $311,000 and $236,000, respectively, which more than offset a decrease in net loss on foreclosed real estate of $52,000. The increase in compensation and benefits expense is due primarily to normal salary, wages and benefits increases, and the addition of employees as a result of the acquisition of the First Federal branches. The increase in other operating expenses is due primarily to the accrual of debit card reward points.

Income Tax Expense. The Company recognized income tax expense of $419,000 for the quarter ended March 31, 2013, for an effective tax rate of 26.4%, compared to income tax expense of $364,000, for an effective tax rate of 27.4%, for the same period in 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2013, the Bank had cash and cash equivalents of $27.5 million, trading account securities with a fair value of $3.9 million and securities available-for-sale with a fair value of $170.6 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company must also file prior notice with the Federal Reserve Board before the Bank may declare and pay dividends to the Company. At March 31, 2013, the Company had liquid assets of $322,000.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2013, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with tier 1 capital (to adjusted total assets), tier 2 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 10.33%, 16.22% and 17.48%, respectively. The regulatory requirements at that date were 5.0%, 6.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At March 31, 2013, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six months ended March 31, 2013, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on March 31, 2013 financial information. The Company implemented the Net Interest Income at Risk simulation during the quarter ended June 30, 2012 and therefore does not have comparable information for the quarter ended March 31, 2012.

	At March 31, 2013
Immediate Change	One Year Horizon
in the Level	Dollar	Percent
of Interest Rates	Change	Change
	(Dollars in thousands)
300bp	$847	3.73%
200bp	496	2.18
100bp	250	1.10
Static	-	-
(100)bp	120	0.53

At March 31, 2013, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $250,000 or 1.10% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 2.18% and 3.73%, respectively.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that Company’s EVE could change as follows, relative to our base case scenario, based on March 31, 2013 financial information.

	At March 31, 2013
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$84,259	$(16,651)	(16.50)%	14.04%	(116	)bp
200bp	91,738	(9,172)	(9.09)	14.74	(46	)bp
100bp	97,294	(3,616)	(3.58)	15.12	(8	)bp
Static	100,910	-	-	15.20	-	bp
(100)bp	96,117	(4,793)	(4.75)	14.29	(91	)bp

The previous table indicates that at March 31, 2013, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 to 300 basis point increase and/or 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio. At March 31, 2013, approximately 59.8% of the loan portfolio consisted of fixed-rate loans.

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

During the quarter ended March 31, 2013, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended March 31, 2013:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2013 through January 31, 2013	—	—	—	14,650
February 1, 2013 through February 28, 2013	—	—	—	14,650
March 1, 2013 through March 31, 2013	—	—	—	14,650

Total	—	—	—	14,650

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

New Stock Repurchase Program

On November 16, 2012, the Company authorized a new stock repurchase program to acquire up to 230,217 shares, or approximately 10%, of the Company’s outstanding common stock that will be outstanding upon completion of the current stock repurchase program. The Company’s current repurchase program has 14,650 shares remaining to be purchased as of the close of trading on March 31, 2013. The new repurchases will commence upon completion of the current repurchase program. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. Repurchased shares will be held in treasury.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101*	The following materials from the Company’s Quarterly Report on Form 10- Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated May 15, 2013	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated May 15, 2013	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

- 64 -