Form 10-Q
period 2013-06-30
First Savings Financial Group Inc
filed 2013-08-14
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ☐	Accelerated Filer ☐

	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2013 was 2,313,237.

FIRST SAVINGS FINANCIAL GROUP, INC.

INDEX

		Page
Part I	Financial Information

	Item 1. Financial Statements

	Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012 (unaudited)	3

	Consolidated Statements of Income for the three months and nine months ended June 30, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended June 30, 2013 and 2012 (unaudited)	5

	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2013 and 2012 (unaudited)	6

	Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8-43

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44-56

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	57-59

	Item 4. Controls and Procedures	60

Part II	Other Information

	Item 1. Legal Proceedings	61

	Item 1A. Risk Factors	61

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

	Item 3. Defaults Upon Senior Securities	62

	Item 4. Mine Safety Disclosures	62

	Item 5. Other Information	63

	Item 6. Exhibits	63

Signatures		64

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2013	2012

ASSETS
Cash and due from banks	$7,903	$27,569
Interest-bearing deposits with banks	13,212	11,222
Total cash and cash equivalents	21,115	38,791

Trading account securities, at fair value	2,277	3,562
Securities available for sale, at fair value	165,051	152,543
Securities held to maturity	6,772	7,848

Loans held for sale	233	643
Loans, net	404,482	389,067

Federal Home Loan Bank stock, at cost	5,400	5,400
Real estate development and construction	7,228	4,538
Premises and equipment	11,324	10,907
Foreclosed real estate	671	1,481
Accrued interest receivable:
Loans	1,276	1,358
Securities	1,432	1,054
Cash surrender value of life insurance	12,834	8,548
Goodwill	7,936	7,936
Core deposit intangibles	2,155	2,413
Other assets	2,834	2,824

Total Assets	$653,020	$638,913

LIABILITIES
Deposits:
Noninterest-bearing	$51,908	$50,502
Interest-bearing	432,475	443,732
Total deposits	484,383	494,234

Repurchase agreements	1,334	1,329
Borrowings from Federal Home Loan Bank	76,365	53,062
Other long-term debt	4,962	2,132
Accrued interest payable	186	236
Advance payments by borrowers for taxes and insurance	464	622
Accrued expenses and other liabilities	3,299	4,372
Total Liabilities	570,993	555,987

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued 17,120 shares; aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share
Authorized 20,000,000 shares; issued 2,542,042 shares; outstanding 2,313,237 and 2,329,681 shares in 2013 and 2012, respectively	25	25
Additional paid-in capital - preferred	17,120	17,120
Additional paid-in capital - common	25,375	24,901
Retained earnings - substantially restricted	41,775	39,917
Accumulated other comprehensive income	2,220	5,609
Unearned ESOP shares	(903)	(1,198)
Unearned stock compensation	(488)	(682)
Less treasury stock, at cost - 228,805 shares (212,361 shares at September 30, 2012)	(3,097)	(2,766)
Total Stockholders' Equity	82,027	82,926

Total Liabilities and Stockholders' Equity	$653,020	$638,913

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2013	2012	2013	2012

INTEREST INCOME
Loans, including fees	$5,183	$5,083	$15,942	$15,217
Securities:
Taxable	1,081	1,117	3,180	2,919
Tax-exempt	367	317	1,156	862
Dividend income	48	38	151	110
Interest-bearing deposits with banks	10	4	21	10
Total interest income	6,689	6,559	20,450	19,118

INTEREST EXPENSE
Deposits	642	817	2,172	2,584
Repurchase agreements	2	2	5	64
Borrowings from Federal Home Loan Bank	255	305	814	841
Loans payable	10	-	23	-
Total interest expense	909	1,124	3,014	3,489

Net interest income	5,780	5,435	17,436	15,629
Provision for loan losses	560	308	1,562	897

Net interest income after provision for loan losses	5,220	5,127	15,874	14,732

NONINTEREST INCOME
Service charges on deposit accounts	304	289	921	864
Net gain on sales of available for sale securities	-	18	1	18
Net gain (loss) on trading account securities	(30)	31	201	31
Unrealized gain (loss) on derivative contract	7	(13)	6	(33)
Net gain on sales of loans	235	41	414	114
Increase in cash surrender value of life insurance	98	72	289	221
Gain on life insurance	-	321	-	321
Commission income	77	67	225	202
Real estate lease income	86	-	190	-
Other income	258	219	713	633
Total noninterest income	1,035	1,045	2,960	2,371

NONINTEREST EXPENSE
Compensation and benefits	2,515	2,326	7,825	6,593
Occupancy and equipment	651	468	1,648	1,403
Data processing	262	452	887	1,074
Advertising	96	122	312	481
Professional fees	163	301	650	711
FDIC insurance premiums	133	83	366	266
Net loss on foreclosed real estate	76	96	173	206
Other operating expenses	777	721	2,408	2,202
Total noninterest expense	4,673	4,569	14,269	12,936
Income before income taxes	1,582	1,603	4,565	4,167
Income tax expense	441	331	1,238	1,021
Net Income	$1,141	$1,272	$3,327	$3,146

Preferred stock dividends declared	43	43	129	128
Net Income Available to Common Shareholders	$1,098	$1,229	$3,198	$3,018

Net income per common share:
Basic	$0.51	$0.57	$1.48	$1.40
Diluted	$0.48	$0.55	$1.41	$1.36

Weighted average common shares outstanding:
Basic	2,173,914	2,167,488	2,164,281	2,159,515
Diluted	2,277,824	2,237,130	2,261,821	2,223,922

Dividends per common share	$0.10	$-	$0.60	$-

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012

Net Income	$1,141	$1,272	$3,327	$3,146

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(4,900)	1,109	(5,135)	1,598
Income tax (expense) benefit	1,666	(377)	1,746	(543)
Net of tax amount	(3,234)	732	(3,389)	1,055

Less: reclassification adjustment for realized gains included in net income	-	(18)	(1)	(18)
Income tax expense	-	6	1	6
Net of tax amount	-	(12)	-	(12)

Other Comprehensive Income (Loss)	(3,234)	720	(3,389)	1,043

Comprehensive Income (Loss)	$(2,093)	$1,992	$(62)	$4,189

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Balances at October 1, 2011	$-	$25	$41,729	$35,801	$3,354	$(2,285)	$(2,023)	76,601

Net income	-	-	-	3,146	-	-	-	3,146

Other comprehensive income	-	-	-	-	1,043	-	-	1,043

Preferred stock dividends	-	-	-	(128)	-	-	-	(128)

Stock compensation expense	-	-	147	-	-	195	-	342

Shares released by ESOP trust	-	-	77	-	-	108	-	185

Purchase of 10,128 treasury shares	-	-	-	-	-	-	(172)	(172)

Balances at June 30, 2012	$-	$25	$41,953	$38,819	$4,397	$(1,982)	$(2,195)	$81,017

Balances at October 1, 2012	$-	$25	$42,021	$39,917	$5,609	$(1,880)	$(2,766)	$82,926

Net income	-	-	-	3,327	-	-	-	3,327

Other comprehensive loss	-	-	-	-	(3,389)	-	-	(3,389)

Preferred stock dividends	-	-	-	(129)	-	-	-	(129)

Common stock dividends ($0.60 per share)	-	-	-	(1,393)	-	-	-	(1,393)

Stock compensation expense	-	-	184	-	-	195	-	379

Shares released by ESOP trust	-	-	290	53	-	294	-	637

Purchase of 16,444 treasury shares	-	-	-	-	-	-	(331)	(331)

Balances at June 30, 2013	$-	$25	$42,495	$41,775	$2,220	$(1,391)	$(3,097)	$82,027

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,327	$3,146
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,562	897
Depreciation and amortization	861	740
Amortization of premiums and accretion of discounts on securities, net	484	256
(Increase) decrease in trading account securities	1,285	(2,131)
Loans originated for sale	(12,168)	(5,231)
Proceeds on sales of loans	12,992	5,253
Net gain on sales of loans	(414)	(114)
Net realized and unrealized loss on foreclosed real estate	11	83
Net gain on sales of available for sale securities	(1)	(18)
Unrealized (gain) loss on derivative contract	(6)	33
Gain on life insurance	-	(321)
Increase in cash surrender value of life insurance	(289)	(221)
Deferred income taxes	11	17
ESOP and stock compensation expense	870	494
Increase in accrued interest receivable	(296)	(436)
Decrease in accrued interest payable	(50)	(151)
Change in other assets and liabilities, net	138	1,072
Net Cash Provided By Operating Activities	8,317	3,368

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(45,882)	(69,555)
Proceeds from sales of securities available for sale	801	518
Proceeds from maturities of securities available for sale	12,133	9,118
Proceeds from maturities of securities held to maturity	568	360
Principal collected on securities	15,215	16,912
Net increase in loans	(17,066)	(12,276)
Purchase of Federal Home Loan Bank stock	-	(1,000)
Investment in cash surrender value of life insurance	(4,000)	-
Proceeds from life insurance	606	-
Proceeds from sale of foreclosed real estate	835	160
Investment in real estate development and construction	(2,713)	(4,112)
Purchase of premises and equipment	(997)	(321)
Net Cash Used In Investing Activities	(40,500)	(60,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(9,851)	15,373
Net increase (decrease) in repurchase agreements	5	(15,076)
Increase in Federal Home Loan Bank line of credit	11,359	4,963
Proceeds from Federal Home Loan Bank advances	55,000	100,000
Repayment of Federal Home Loan Bank advances	(43,056)	(60,056)
Proceeds from other long-term debt	2,830	-
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(158)	76
Purchase of treasury stock	(331)	(172)
Dividends paid on preferred stock	(129)	(201)
Dividends paid on common stock	(1,162)	-
Net Cash Provided By Financing Activities	14,507	44,907

Net Decrease in Cash and Cash Equivalents	(17,676)	(11,921)

Cash and cash equivalents at beginning of period	38,791	27,203

Cash and Cash Equivalents at End of Period	$21,115	$15,282

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Savings Financial Group, Inc. (the “Company”) is the savings and loan holding company of First Savings Bank, F.S.B. (the “Bank”), a wholly-owned subsidiary. The Bank is a federally-chartered savings bank which provides a variety of banking services to individuals and business customers through fourteen locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate residential mortgage, commercial mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities and other securities.

The Bank has three-wholly owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio, FFCC, Inc., which is an Indiana corporation that participates in commercial real estate development and leasing, and Southern Indiana Financial Corporation, which is currently inactive.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2013, the results of operations for the three- and nine-month periods ended June 30, 2013 and 2012, and the cash flows for the nine-month periods ended June 30, 2013 and 2012. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Trading Account Securities

On May 31, 2012, the Company invested in a managed brokerage account that invests in small and medium lot, investment grade municipal bonds. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At June 30, 2013 and September 30, 2012, trading account securities recorded at fair value totaled $2.3 million and $3.6 million, respectively, comprised of investment grade municipal bonds. During the nine-months ended June 30, 2013, the Company reported net gains on trading account securities of $201,000, including net realized gains on the sale of securities of $242,000, partially offset by net unrealized losses on securities still held as of the balance sheet date of $41,000. During the three months ended June 30, 2013 the Company reported net losses on trading account securities of $30,000, including net realized losses on the sale of securities of $3,000 and net unrealized losses on securities still held as of the balance sheet date of $27,000. During the three and six months ended June 30, 2012 the Company reported net gains on trading account securities of $31,000, including net realized gains on the sale of securities of $22,000 and net unrealized gains on securities still held as of the balance sheet date of $9,000.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2013:
Securities available for sale:

Agency bonds and notes	$15,885	$13	$553	$15,345
Agency mortgage-backed	42,831	346	329	42,848
Agency CMO	24,730	195	295	24,630
Privately-issued CMO	4,020	682	-	4,702
Privately-issued ABS	5,894	2,229	1	8,122
SBA certificates	2,146	16	-	2,162
Municipal obligations	65,849	2,572	1,270	67,151
Subtotal – debt securities	161,355	6,053	2,448	164,960

Equity securities	-	91	-	91

Total securities available for sale	$161,355	$6,144	$2,448	$165,051

Securities held to maturity:

Agency mortgage-backed	$873	$63	$-	$936
Municipal obligations	5,899	6	46	5,859

Total securities held to maturity	$6,772	$69	$46	$6,795

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2012:
Securities available for sale:

Agency bonds and notes	$15,940	$124	$-	$16,064
Agency mortgage-backed	42,255	1,165	-	43,420
Agency CMO	17,186	358	3	17,541
Privately-issued CMO	4,283	1,006	-	5,289
Privately-issued ABS	5,797	1,481	51	7,227
Municipal	58,135	4,838	40	62,933
Subtotal – debt securities	143,596	8,972	94	152,474

Equity securities	-	69	-	69

Total securities available for sale	$143,596	$9,041	$94	$152,543

Securities held to maturity:

Agency mortgage-backed	$1,342	$118	$-	$1,460
Municipal obligations	6,506	348	-	6,854

Total securities held to maturity	$7,848	$466	$-	$8,314

The amortized cost and fair value of investment securities as of June 30, 2013 by contractual maturity are shown below. Expected maturities of mortgage-backed securities, CMO and ABS may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due within one year	$580	$592	$546	$545
Due after one year through five years	5,004	5,049	2,286	2,277
Due after five years through ten years	16,908	16,951	1,759	1,743
Due after ten years	59,242	59,904	1,308	1,294
	81,734	82,496	5,899	5,859

Equity securities	-	91	-	-
CMO	28,750	29,332	-	-
ABS	5,894	8,122	-	-
SBA certificates	2,146	2,162	-	-
Mortgage-backed securities	42,831	42,848	873	936

	$161,355	$165,051	$6,772	$6,795

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at June 30, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency bonds and notes	6	$13,114	$553
Agency mortgage-backed	13	22,254	329
Agency CMO	5	13,402	295
Municipal obligations	37	21,916	1,245

Total less than twelve months	61	70,686	2,422

Continuous loss position more than twelve months:
Privately-issued ABS	1	111	1
Municipal obligations	1	225	25

Total more than twelve months	2	336	26

Total securities available for sale	63	$71,022	$2,448

Securities held to maturity:

Continuous loss position less than twelve months:
Municipal obligations	3	$4,556	$46

Total securities held to maturity	3	$4,556	$46

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

The total investment securities in loss positions at June 30, 2013 had depreciated approximately 3.19% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 2.38% and a weighted-average coupon rate of 3.56% at June 30, 2013.

U.S. government agency bonds and notes, mortgage-backed securities, and CMOs, and municipal obligations in loss positions at June 30, 2013 had depreciated approximately 3.20% from the Company’s amortized cost basis as of June 30, 2013. All of the agency and municipal securities are issued by U.S. government agencies, U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At June 30, 2013, the Company held twenty privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $3.0 million and fair value of $4.4 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

At June 30, 2013, the one privately-issued ABS security in a loss position had depreciated approximately 0.89% from the Company’s carrying value and was collateralized by residential mortgage loans. This security had a fair value of $111,000 and an unrealized loss of $1,000 at June 30, 2013, and was rated below investment grade by a nationally recognized statistical rating organization (“NRSRO”). Based on the independent third party analysis of the expected cash flows, management has determined that the decline in value for this security is temporary and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO and ABS portfolios. While the Company did not recognize a credit-related impairment loss at June 30, 2013, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

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

During the nine months ended June 30, 2013, the Company realized gross gains on sales of available for sale U.S. government agency notes of $1,000. During the three and nine months ended June 30, 2012, the Company realized gross gains on sales of available for sale U.S. government agency notes of $18,000.

Certain available for sale debt securities were pledged under repurchase agreements at June 30, 2013 and 2012, and may be pledged to secure federal funds borrowings and Federal Home Loan Bank (“FHLB”) borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Loans and Allowance for Loan Losses

Loans at June 30, 2013 and September 30, 2012 consisted of the following:

	June 30,	September 30,
	2013	2012
	(In thousands)
Real estate mortgage:
1-4 family residential	$184,680	$190,958
Commercial	115,546	90,290
Multifamily residential	27,148	23,879
Residential construction	11,918	10,748
Commercial construction	6,741	5,182
Land and land development	10,588	12,320
Commercial business loans	31,866	36,189
Consumer:
Home equity loans	17,179	18,294
Auto loans	6,935	8,219
Other consumer loans	3,584	4,114
Gross loans	416,185	400,193

Deferred loan origination fees and costs, net	213	382
Undisbursed portion of loans in process	(6,581)	(6,602)
Allowance for loan losses	(5,335)	(4,906)

Loans, net	$404,482	$389,067

During the nine-month period ended June 30, 2013, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the components of the recorded investment in loans for each portfolio segment as of June 30, 2013:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$184,680	$115,546	$27,148	$12,078	$10,588	$31,866	$27,698	$409,604

Accrued interest receivable	649	305	57	23	44	118	80	1,276

Net deferred loan origination fees and costs	448	(146)	(41)	(49)	(2)	(10)	13	213

Recorded investment in loans	$185,777	$115,705	$27,164	$12,052	$10,630	$31,974	$27,791	$411,093

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$6,231	$2,070	$2,318	$177	$-	$237	$406	$11,439

Collectively evaluated for impairment	178,908	113,635	24,846	11,875	10,630	31,737	27,351	398,982

Acquired with deteriorated credit quality	638	-	-	-	-	-	34	672

Ending balance	$185,777	$115,705	$27,164	$12,052	$10,630	$31,974	$27,791	$411,093

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the allowance for loan losses as of June 30, 2013 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$39	$-	$-	$-	$-	$-	$11	$50

Collectively evaluated for impairment	777	2,204	234	99	72	1,688	211	5,285

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$816	$2,204	$234	$99	$72	$1,688	$222	$5,335

An analysis of the allowance for loan losses as of September 30, 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$-	$60	$-	$-	$-	$-	$14	$74

Collectively evaluated for impairment	908	2,144	389	52	2	1,084	253	4,832

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$908	$2,204	$389	$52	$2	$1,084	$267	$4,906

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2013 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$881	$2,171	$328	$63	$43	$1,664	$239	$5,389
Provisions	(29)	33	(94)	36	29	590	(5)	560
Charge-offs	(40)	-	-	-	-	(606)	(26)	(672)
Recoveries	4	-	-	-	-	40	14	58

Ending balance	$816	$2,204	$234	$99	$72	$1,688	$222	$5,335

An analysis of the changes in the allowance for loan losses for the nine months ended June 30, 2013 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$908	$2,204	$389	$52	$2	$1,084	$267	$4,906
Provisions	50	(14)	(155)	47	70	1,576	(12)	1,562
Charge-offs	(196)	(11)	-	-	-	(1,013)	(79)	(1,299)
Recoveries	54	25	-	-	-	41	46	166

Ending balance	$816	$2,204	$234	$99	$72	$1,688	$222	$5,335

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of June 30, 2013 and for the three and nine months ended June 30, 2013 and 2012. Interest income received and recognized on impaired loans for the three and nine months ended June 30, 2013 and 2012 was immaterial.

	At June 30, 2013			Three Months Ended June 30,		Nine Months Ended June 30,
	Recorded Investment	Unpaid Principal Balance	Related Allowance	2013 Average Recorded Investment	2012 Average Recorded Investment	2013 Average Recorded Investment	2012 Average Recorded Investment
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,200	$4,503	$-	$4,634	$2,303	$4,615	$2,927
Commercial real estate	794	829	-	766	1,316	754	1,082
Multifamily	-	-	-	-	-	-	-
Construction	177	174	-	174	174	174	174
Land and land development	-	-	-	-	340	-	340
Commercial business	218	218	-	443	82	498	41
Consumer	179	177	-	183	110	173	103

	$5,568	$5,901	$-	$6,200	$4,325	$6,214	$4,667

Loans with an allowance recorded:
Residential real estate	$135	$133	$39	$136	$150	$174	$156
Commercial real estate	-	-	-	147	221	141	229
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-
Commercial business	-	-	-	247	-	219	-
Consumer	73	73	11	70	176	80	128

	$208	$206	$50	$600	$547	$614	$513

Total:
Residential real estate	$4,335	$4,636	$39	$4,770	$2,453	$4,789	$3,083
Commercial real estate	794	829	-	913	1,537	895	1,311
Multifamily	-	-	-	-	-	-	-
Construction	177	174	-	174	174	174	174
Land and land development	-	-	-	-	340	-	340
Commercial business	218	218	-	690	82	717	41
Consumer	252	250	11	253	286	253	231

	$5,776	$6,107	$50	$6,800	$4,872	$6,828	$5,180

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2013:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$4,335	$255	$4,590
Commercial real estate	794	226	1,020
Multifamily	-	-	-
Construction	177	-	177
Land and land development	-	-	-
Commercial business	218	152	370
Consumer	252	24	276

Total	$5,776	$657	$6,433

The following table presents the recorded investment in nonperforming loans at September 30, 2012:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,775	$1,548	$4,323
Commercial real estate	899	3	902
Multifamily	-	-	-
Construction	174	-	174
Land and land development	-	-	-
Commercial business	66	98	164
Consumer	175	94	269

Total	$4,089	$1,743	$5,832

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at June 30, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$3,243	$1,747	$3,468	$8,458	$177,319	$185,777
Commercial real estate	242	40	897	1,179	114,526	115,705
Multifamily	-	-	-	-	27,164	27,164
Construction	-	-	-	-	12,052	12,052
Land and land development	46	136	-	182	10,448	10,630
Commercial business	99	12	370	481	31,493	31,974
Consumer	202	61	192	455	27,336	27,791

Total	$3,832	$1,996	$4,927	$10,755	$400,338	$411,093

The following table presents the aging of the recorded investment in past due loans at September 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,636	$1,926	$3,754	$10,316	$181,835	$192,151
Commercial real estate	20	90	833	943	89,577	90,520
Multifamily	-	-	-	-	23,942	23,942
Construction	-	-	-	-	9,308	9,308
Land and land development	51	-	-	51	12,307	12,358
Commercial business	109	-	164	273	36,031	36,304
Consumer	286	98	174	558	30,190	30,748

Total	$5,102	$2,114	$4,925	$12,141	$383,190	$395,331

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2013, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$173,082	$108,262	$27,164	$12,052	$9,800	$29,530	$27,102	$386,992
Special Mention	2,810	408	-	-	830	451	80	4,579
Substandard	9,493	6,554	-	-	-	1,788	549	18,384
Doubtful	392	481	-	-	-	205	60	1,138
Loss	-	-	-	-	-	-	-	-

Total	$185,777	$115,705	$27,164	$12,052	$10,630	$31,974	$27,791	$411,093

As of September 30, 2012, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$175,694	$85,439	$21,268	$9,308	$11,942	$32,687	$29,993	$366,331
Special Mention	4,919	2,642	318	-	416	2,158	142	10,595
Substandard	11,130	1,805	2,356	-	-	1,459	600	17,350
Doubtful	408	634	-	-	-	-	13	1,055
Loss	-	-	-	-	-	-	-	-

Total	$192,151	$90,520	$23,942	$9,308	$12,358	$36,304	$30,748	$395,331

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

The following table summarizes the Company’s recorded investment in TDRs by class of loan and accrual status at June 30, 2013 and September 30, 2012:

	Accruing	Nonaccrual	Total	Related Allowance For Loan Losses
	(In thousands)
June 30, 2013:
Residential real estate	$2,197	$778	$2,975	$-
Commercial real estate	1,276	-	1,276	-
Multifamily	2,318	-	2,318	-
Commercial business	19	13	32	-
Consumer	154	-	154	-

Total	$5,964	$791	$6,755	$-

September 30, 2012:
Residential real estate	$2,993	$-	$2,993	$-
Commercial real estate	1,290	-	1,290	-
Multifamily	2,356	-	2,356	-
Commercial business	14	-	14	-
Consumer	158	-	158	-

Total	$6,811	$-	$6,811	$-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three- and nine-month periods ended June 30, 2013 and 2012:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(In thousands)
June 30, 2013:
Nine Months Ended June 30, 2013:
Residential real estate	2	$143	$143
Commercial business	1	18	20
Consumer	1	5	5

Total	4	$166	$168

June 30, 2012:
Three Months Ended June 30, 2012:
Residential real estate	6	$830	$883
Consumer	1	159	160

Total	7	$989	$1,043

Nine Months Ended June 30, 2012:
Residential real estate	13	$1,620	$1,672
Commercial real estate	1	772	506
Multifamily	1	1,797	2,313
Consumer	1	159	160

Total	16	$4,348	$4,651

There were no loans modified in a TDR during the three months ended June 30, 2013.

For the TDRs listed above, the terms of modification included reduction of the stated interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

The Company had not committed to lend any additional amounts as of June 30, 2013 and September 30, 2012 to customers with outstanding loans classified as TDRs.

During the nine-month period ended June 30, 2013, the Company had three TDRs totaling $218,000 that were modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure). As of June 30, 2013, two loans totaling $143,000 were on nonaccrual status and one loan of $75,000 was accruing and performing in agreement with its modified terms. During the nine-month period ended June 30, 2012, the Company had one TDR with a balance of $262,000 that was modified within the previous twelve months for which there was a payment default. The Company recognized a net charge-off of $42,000 for this TDR during the nine-month period ended June 30, 2012.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Real Estate Development and Construction

On March 22, 2011, the Company acquired a parcel of land in New Albany, Indiana for $2.97 million. On April 5, 2012, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) to develop the land for retail purposes through its subsidiary, FFCC. On July 27, 2012, the Company transferred ownership of the property to FFCC. The retail development will include a future branch office location of the Bank, which is expected to open in August 2013. The total cost of the development is expected to be approximately $7.8 million, including the $7.2 million paid as of June 30, 2013. The development costs will be partially funded by a loan from another financial institution. The loan has a maximum commitment of $5.0 million and FFCC had borrowed $5.0 million under the loan as of June 30, 2013. The development is partially completed with five tenants that have commenced occupancy as of June 30, 2013 and it is expected to be substantially completed by July 31, 2013, with the exception of certain tenant improvements in a multi-tenant retail building for current and future lessees.

Development and construction period interest of $37,000 and $79,000 was capitalized as part of the real estate carrying value during the three and nine months ended June 30, 2013, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share information is presented below for the three-month and nine-month periods ended June 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)

Basic:
Earnings:
Net income	$1,141	$1,272	$3,327	$3,146
Less: Preferred stock dividends declared	(43)	(43)	(129)	(128)

Net income available to common shareholders	$1,098	$1,229	$3,198	$3,018

Shares:
Weighted average common shares outstanding	2,173,914	2,167,488	2,164,281	2,159,515

Net income per common share, basic	$0.51	$0.57	$1.48	$1.40

Diluted:
Earnings:
Net income	$1,141	$1,272	$3,327	$3,146
Less: Preferred stock dividends declared	(43)	(43)	(129)	(128)

Net income available to common shareholders	$1,098	$1,229	$3,198	$3,018

Shares:
Weighted average common shares outstanding	2,173,914	2,167,488	2,164,281	2,159,515
Add: Dilutive effect of outstanding options	88,106	54,523	80,677	48,783
Add: Dilutive effect of restricted stock	15,804	15,119	16,863	15,624
Weighted average common shares outstanding as adjusted	2,277,824	2,237,130	2,261,821	2,223,922

Net income per common share, diluted	$0.48	$0.55	$1.41	$1.36

Unearned ESOP and nonvested restricted Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2013	2012
	(In thousands)
Cash payments for:
Interest	$3,489	$3,966
Taxes	1,219	578

Transfers from loans to foreclosed real estate	691	1,306

Proceeds from sales of foreclosed real estate financed through loans	655	655

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

Level 1:	Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted market price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:	Inputs to the valuation methodology include quoted market prices for similar assets or liabilities in active markets; quoted market prices for identical or similar assets or liabilities in markets that are not active; or inputs that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2013 and September 30, 2012. The Company had no liabilities measured at fair value as of June 30, 2013 or September 30, 2012.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2013:
Assets Measured - Recurring Basis:
Trading account securities	$-	$2,277	$-	$2,277

Securities available for sale:
Agency bonds and notes	$-	$15,345	$-	$15,345
Agency mortgage-backed	-	42,848	-	42,848
Agency CMO	-	24,630	-	24,630
Privately-issued CMO	-	4,702	-	4,702
Privately-issued ABS	-	8,122		8,122
SBA certificates	-	2,162		2,162
Municipal	-	67,151	-	67,151
Equity securities	91	-	-	91
Total securities available for sale	$91	$164,960	$-	$165,051

Interest rate cap contract	$-	$17	$-	$17

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,296	$4,296
Commercial real estate	-	-	794	794
Construction	-	-	177	177
Commercial business	-	-	218	218
Consumer	-	-	241	241
Total impaired loans	$-	$-	$5,726	$5,726

Loans held for sale	$-	$233	$-	$233

Foreclosed real estate:
Residential real estate	$-	$-	$323	$323
Commercial real estate	-	-	321	321
Land and land development	-	-	27	27
Total foreclosed real estate	$-	$-	$671	$671

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There were no changes in the valuation techniques and related inputs used for assets measured at fair value during the nine-month periods ended June 30, 2013 and 2012.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2013, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the nine-month period ended June 30, 2013, the Company recognized provisions for loan losses of $416,000 for impaired loans. No provisions for loan losses were recognized for the three months ended June 30, 2013 for impaired loans.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreclosed Real Estate. Foreclosed real estate is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Fair value of foreclosed real estate is classified as Level 3 in the fair value hierarchy.

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At June 30, 2013, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the property ranging from 0.0% to 6.0%. The Company recognized charges of $112,000 and $94,000 to write down foreclosed real estate to fair value for the nine months ended June 30, 2013 and 2012, respectively. The Company recognized changes of $41,000 and $76,000 to write down foreclosed real estate to fair value for the three months ended June 30, 2013 and 2012, respectively.

Transfers Between Categories. There were no transfers into or out of the Company's Level 3 financial assets for the nine-month periods ended June 30, 2013 and 2012. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine-month periods ended June 30, 2013 and 2012.

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

	Carrying	Fair Value Measurements Using:
June 30, 2013:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$7,903	$7,903	$-	$-
Interest-bearing deposits with banks	13,212	13,212	-	-
Trading account securities	2,277	-	2,277	-
Securities available for sale	165,051	91	164,960	-
Securities held to maturity	6,772	-	6,795	-

Loans, net	404,482	-	-	410,460

Loans held for sale	233	-	233	-
Federal Home Loan Bank stock	5,400	-	5,400	-
Accrued interest receivable	2,708	-	2,708	-

Financial liabilities:
Deposits	484,383	-	-	473,590
Short-term repurchase agreements	1,334	-	1,334	-
Borrowings from Federal Home Loan Bank	76,365	-	73,843	-
Other long-term debt	4,962	-	4,962	-
Accrued interest payable	186	-	186	-
Advance payments by borrowers for taxes and insurance	464	-	464	-

Derivative financial instruments included in other assets:
Interest rate cap	17	-	17	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying	Fair Value Measurements Using:
September 30, 2012:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$27,569	$27,569	$-	$-
Interest-bearing deposits with banks	11,222	11,222	-	-
Trading account securities	3,562	-	3,562	-
Securities available for sale	152,543	69	152,474	-
Securities held to maturity	7,848	-	8,314	-

Loans, net	389,067	-	-	388,790

Loans held for sale	643	-	643	-
Federal Home Loan Bank stock	5,400	-	5,400	-
Accrued interest receivable	2,412	-	2,412	-

Financial liabilities:
Deposits	494,234	-	-	492,161
Short-term repurchase agreements	1,329	-	1,329	-
Borrowings from Federal Home Loan Bank	53,062	-	53,752	-
Other long-term debt	2,132	-	2,132	-
Accrued interest payable	236	-	236	-
Advance payments by borrowers for taxes and insurance	622	-	622	-

Derivative financial instruments included in other assets:
Interest rate cap	11	-	11	-

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three- and nine-month periods ended June 30, 2013 amounted to $85,000 and $562,000, respectively. Compensation expense recognized for the three- and nine-month periods ended June 30, 2012 amounted to $64,000 and $186,000, respectively. Company common stock held by the ESOP trust at June 30, 2013 was as follows:

Allocated shares	99,287
Unearned shares	90,338
Total ESOP shares	189,625

Fair value of unearned shares	$2,108,000

10.	Stock Based Compensation Plans

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were later granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The restricted stock vests ratably over a five-year period from the grant date. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for both the three- and nine-month periods ended June 30, 2013 and 2012 amounted to $65,000 and $195,000, respectively. A summary of the Company’s nonvested restricted shares activity under the Plan as of June 30, 2013 and changes during the nine-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2012	58,850	$13.25
Granted	-	-
Vested	(19,620)	$13.25
Forfeited	-	-

Nonvested at June 30, 2013	39,230	$13.25

At June 30, 2013, there was $487,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 1.9 years.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity under the Plan as of June 30, 2013, and changes during the nine-month period then ended is presented below.

		Weighted	Weighted
	Number	Average	Average
	Exercise	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
(Dollars in thousands, except per share data)

Outstanding at October 1, 2012	245,232	$13.25
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at June 30, 2013	245,232	$13.25	6.9	$2,474

Exercisable at June 30, 2013	147,141	$13.25	6.9	$1,485

The Company recognized compensation expense related to stock options of $38,000 and $114,000 for both the three- and nine-month periods ended June 30, 2013 and 2012, respectively. At June 30, 2013, there was $284,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period of 1.9 years.

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

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to nine 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the eighth dividend period ended June 30, 2013 was 1.0% and the weighted average dividend rate for the nine-month period ended June 30, 2013 was 1.0%.

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

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210). The update requires an entity to disclose information about offsetting and related arrangements to enable users of the financial statements to understand the effect of netting arrangements on the entity’s financial position. The scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. ASU No. 2013-01 was issued in January 2013 to address implementation issues and clarify the scope of ASU No. 2011-11. The amendments in the updates are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with disclosures required by the amendments provided retrospectively for all comparative periods presented. The adoption of these updates is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The update indicates that when a reporting entity initially recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in the update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, and should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption. Early adoption is permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments in the update are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

During the nine-month period ended June 30, 2013, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2012.

Comparison of Financial Condition at June 30, 2013 and September 30, 2012

Cash and Cash Equivalents. Cash and cash equivalents decreased $17.7 million, from $38.8 million at September 30, 2012 to $21.1 million at June 30, 2013, due primarily to a decrease in cash and due from banks of $19.7 million. The decrease in cash and cash equivalents was primarily used to fund purchases of securities available for sale and new loan originations.

Loans. Net loans receivable increased $15.4 million, from $389.1 million at September 30, 2012 to $404.5 million at June 30, 2013, primarily due to increases in commercial real estate and multi-family residential loans of $25.3 million and $3.3 million, respectively, which more than offset decreases in residential permanent loans and commercial business loans of $6.3 million and $4.3 million, respectively. The decreases in residential mortgage and commercial business loans are primarily due to loan payoffs that have not been replaced by new originations.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Trading Account Securities. Trading account securities decreased by $1.3 million from $3.6 million at September 30, 2012 to $2.3 million at June 30, 2013. Trading account securities are comprised of investment grade municipal bonds.

Securities Available for Sale. Securities available for sale increased $12.6 million from $152.5 million at September 30, 2012 to $165.1 million at June 30, 2013 due primarily to purchases of $45.9 million, partially offset by maturities and calls of $12.1 million, principal repayments of $14.7 million and sales of $801,000. The increase in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities, including mortgage-backed securities and CMOs, and municipal bonds was primarily funded by the decrease in cash and cash equivalents and the increase in borrowings from the FHLB.

Securities Held to Maturity. Investment securities held-to-maturity decreased $1.0 million from $7.8 million at September 30, 2012 to $6.8 million at June 30, 2013 due primarily to principal repayments on mortgage-backed securities.

Cash Surrender Value of Life Insurance. Cash surrender value of life insurance increased $4.3 million, from $8.5 million at September 30, 2012 to $12.8 million at June 30, 2013 primarily as the result of an investment in bank-owned life insurance of $4.0 million in December 2012.

Deposits. Total deposits decreased $9.8 million from $494.2 million at September 30, 2012 to $484.4 million at June 30, 2013 primarily due to a decrease in certificates of deposit of $37.0 million, which more than offset an increase in noninterest bearing demand deposit accounts of $1.4 million, savings accounts of $5.3 million, interest-bearing demand deposit accounts of $9.7 million and money market deposit accounts of $10.6 million during the period. The decrease in certificates of deposit occurred in various maturity classes and is primarily attributed to maturities that customers are investing in more liquid accounts given the low interest rate environment.

Borrowings. Borrowings from the FHLB increased $23.3 million from $53.1 million at September 30, 2012 to $76.4 million at June 30, 2013. Management has increased the level of FHLB advances in order to take advantage of historically low interest rates, provide short-term liquidity and provide funding for the loan portfolio growth, purchases of available for sale securities and the investment in additional bank-owned life insurance.

Stockholders’ Equity. Stockholders’ equity decreased $899,000 from $82.9 million at September 30, 2012 to $82.0 million at June 30, 2013. The decrease is due primarily to a $3.4 million decrease in other comprehensive income as a result of a decrease in net unrealized gains on securities available for sale, which is due to changes in the yield curve and long-term rate forecasts, and which more than offset retained net income of $1.9 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended June 30, 2013 and 2012

Overview. The Company reported net income of $3.3 million and net income available to common shareholders of $3.2 million, or $1.41 per diluted share, for the nine-month period ended June 30, 2013 compared to net income of $3.1 million and net income available to common shareholders of $3.0 million, or $1.36 per diluted share, for the nine-month period ended June 31, 2012. The annualized return on average assets, average equity and average common stockholders’ equity were 0.68%, 5.28% and 6.64%, respectively, for the nine-month period ended June 30, 2013.

Net Interest Income. Net interest income increased $1.8 million, or 11.6%, for the nine-month period ended June 30, 2013 compared to the same period in 2012. Average interest-earnings assets increased $84.0 million and average interest-bearing liabilities increased $77.9 million when comparing the two periods. The tax-equivalent interest rate spread was 4.01% for 2013 as compared to 4.12% for 2012.

Total interest income increased $1.3 million, or 7.0%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $84.0 million from $503.2 million for 2012 to $587.2 million for 2013, which more than offset the change in interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 5.20% for 2012 to 4.80% for 2013. The average balance of loans and investment securities increased $36.9 million and $41.5 million, respectively, when comparing the two periods.

Total interest expense decreased $475,000, or 13.6%, due primarily to a decrease in the average cost of interest-bearing liabilities from 1.08% for 2012 to 0.79% for 2013, which more than offset the change in interest expense due to an increase in the average balance of interest-bearing liabilities of $77.9 million from $432.1 million for 2012 to $510.0 million for 2013. The average cost of interest-bearing liabilities decreased for 2013 primarily as a result of lower market interest rates as compared to 2012 and the repricing of certificates of deposit at lower market interest rates as they matured. The average balance of deposits increased $85.1 million while the average balance of borrowings decreased $7.2 million when comparing the two periods. The increase in the average balance of deposits is due primarily to the acquisition of the First Federal branches.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the nine-month periods ended June 30, 2013 and 2012. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Nine Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$10,292	$21	0.27%	$5,241	$10	0.25%
Loans	399,145	16,021	5.35	362,288	15,293	5.63
Investment securities	128,562	4,298	4.46	102,401	3,675	4.78
Agency mortgage-backed securities	43,812	634	1.93	28,430	550	2.58
Federal Home Loan Bank stock	5,400	151	3.73	4,819	110	3.04
Total interest-earning assets	587,211	21,125	4.80	503,179	19,638	5.20

Non-interest-earning assets	62,015			46,103
Total assets	$649,226			$549,282

Liabilities and equity:
NOW accounts	$107,709	$254	0.31%	$73,455	$307	0.56%
Money market deposit accounts	68,077	214	0.42	44,966	246	0.73
Savings accounts	65,366	49	0.10	43,460	85	0.26
Time deposits	199,684	1,655	1.11	193,828	1,946	1.34
Total interest-bearing deposits	440,836	2,172	0.66	355,709	2,584	0.97

Borrowings (1)	69,162	842	1.62	76,368	905	1.58
Total interest-bearing liabilities	509,998	3,014	0.79	432,077	3,489	1.08

Non-interest-bearing deposits	49,799			36,289
Other non-interest-bearing liabilities	5,482			2,827
Total liabilities	565,279			471,193

Total equity	83,947			78,089
Total liabilities and equity	$649,226			$549,282
Net interest income		$18,111			$16,149
Interest rate spread			4.01%			4.12%
Net interest margin			4.11%			4.28%
Average interest-earning assets to average interest-bearing liabilities			115.14%			116.46%

 (1) Includes Federal Home Loan Bank borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the nine-month period ended June 30, 2013 and 2012. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$1	$10	$11
Loans	(696)	1,424	728
Investment securities	(222)	845	623
Agency mortgage-backed securities	(73)	157	84
Other interest-earning assets	27	14	41
Total interest-earning assets	(963)	2,450	1,487

Interest expense:
Deposits	(1,641)	1,229	(412)
Borrowings (1)	24	(87)	(63)
Total interest-bearing liabilities	(1,617)	1,142	(475)
Net increase in net interest income	$654	$1,308	$1,962

(1) Includes Federal Home Loan Bank borrowings and repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $1.6 million for the nine-month period ended June 30, 2013 compared to $897,000 for the same period in 2012. The increase in the provision for loans losses for 2013 as compared to the prior period was in order to increase the level of allowance for loan losses as a result of increases in net charge-offs and nonperforming loans when comparing the two periods.

Net charge-offs were $1.1 million for the nine-month period ended June 30, 2013 compared to net charge-offs of $674,000 for the same period in 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The recorded investment in nonperforming loans was $6.4 million at June 30, 2013 compared to $5.8 million at September 30, 2012 and $6.1 million at June 30, 2012. Nonperforming loans at June 30, 2013 include nonaccrual loans of $5.8 million and loans totaling $657,000 that are over 90 days past due, but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery. The increase in nonperforming loans from September 30, 2012 to June 30, 2013 is due primarily to a commercial business loan of $205,000 that is secured by stock of a publicly traded company and which was on nonaccrual status at June 30, 2013, and a commercial loan relationship totaling $592,000 that is secured by three non-owner occupied, one-to-four family investment properties and which was on nonaccrual status and in foreclosure at June 30, 2013.

Gross loans receivable increased $40.5 million from $375.7 million at June 30, 2012 to $416.2 million at June 30, 2013, primarily due to increases in residential permanent and commercial real estate $20.5 million and $24.7 million, respectively. The increases in residential permanent loans and commercial real estate are due primarily to the acquisition of the First Federal branches, and new commercial real estate loans originated.

The allowance for loan losses was $5.3 million at June 30, 2013 compared to $4.9 million at both September 30, 2012 and June 30, 2012. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income. Noninterest income increased $589,000 for the nine-month period ended June 30, 2013 as compared to the same period in 2012. The increase was due primarily increased net gains on the trading account securities portfolio of $170,000 for 2013 and increases in net gain on sales of loans and real estate lease income of $300,000 and $190,000, respectively, which more than offset the $321,000 gain on life insurance that was recognized on a life insurance policy during 2012. The increase in real estate lease income is due to the commencement of rents for five of the tenants in the real estate development that is described above in Note 5 of the Notes to Consolidated Financial Statements.

Noninterest Expense. Noninterest expenses increased $1.3 million for the nine-month period ended June 30, 2013 as compared to the same period in 2012. The increase was due primarily to increases in compensation and benefits expense, occupancy and equipment expense and other operating expenses of $1.2 million, $245,000 and $206,000, respectively, which more than offset a decrease in data processing and advertising expense of $187,000 and $169,000, respectively. The increase in compensation and benefits expense is due primarily to normal salary, wages and benefits increases and the addition of employees as a result of the acquisition of the First Federal branches, and increased ESOP compensation expense of approximately $333,000 due to the accelerated repayment of the ESOP loan during the December 2012 quarter. The increase in occupancy and equipment expense is due primarily to the $71,000 replacement of the main office roof, $66,000 relating to the replacement of obsolete phone systems, and the operation of the branches acquired from First Federal. The increase in other operating expenses is due primarily to $294,000 in expenses related to the Company’s debit card reward points program for which no expense was recognized in the 2012 period. The decrease in data processing is due primarily to expenses recognized in 2012 for the acquisition of the First Federal branches. The decrease in advertising expense was due primarily to expenses recognized in the 2012 period that were associated with the rebranding and advertising campaign for the Bank’s new look and logo that was launched in September 2011.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Income Tax Expense. The Company recognized income tax expense of $1.2 million for the nine months ended June 30, 2013, for an effective tax rate of 27.1%, compared to income tax expense of $1.0 million, for an effective tax rate of 24.5%, for the same period in 2012. The lower effective tax rate for the period ended June 30, 2012 was primarily due to a higher level of tax exempt income for 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Overview. The Company reported net income and net income available to common shareholders of $1.1 million, or $0.48 per diluted share, for the quarter ended June 30, 2013 compared to net income of $1.3 million and net income available to common shareholders of $1.2 million, or $0.55 per diluted share, for the quarter ended June 30, 2012. The annualized return on average assets, average equity and average common stockholders’ equity were 0.70%, 5.39% and 6.76%, respectively, for the three-month period ended June 30, 2013.

Net Interest Income. Net interest income increased $345,000, or 6.4%, for the three months ended June 30, 2013 compared to the same period in 2012. Average interest-earnings assets increased $68.8 million and average interest-bearing liabilities increased $61.0 million when comparing the two periods. The tax-equivalent interest rate spread was 3.93% for 2013 as compared to 4.12% for 2012.

Total interest income increased $130,000, or 2.0%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $68.8 million from $526.6 million for 2012 to $595.4 million for 2013, which more than offset the change in interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 5.12% for 2012 to 4.64% for 2013. The average balance of loans and investment securities increased $38.0 million and $24.7 million, respectively, when comparing the two periods.

Total interest expense decreased $215,000, or 19.5%, due primarily to a decrease in the average cost of interest-bearing liabilities from 1.00% for 2012 to 0.71% for 2013, which more than offset the change in interest expense due to an increase in the average balance of interest-bearing liabilities of $61.0 million from $450.4 million for 2012 to $511.4 million for 2013. The average cost of interest-bearing liabilities decreased for 2013 primarily as a result of lower market interest rates as compared to 2012 and the repricing of certificates of deposit at lower market interest rates as they matured. The average balance of deposits increased $74.6 million and the average balance of borrowings decreased $13.7 million when comparing the two periods. The increase in the average balance of deposits is due primarily to the acquisition of the First Federal branches.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended June 30, 2013 and 2012. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$12,385	$10	0.32%	$6,635	$4	0.24%
Loans	404,913	5,207	5.14	366,905	5,106	5.57
Investment securities	129,741	1,427	4.40	108,119	1,345	4.98
Agency mortgage-backed securities	42,919	210	1.96	39,805	252	2.53
Federal Home Loan Bank stock	5,400	48	3.56	5,134	38	2.96
Total interest-earning assets	595,358	6,902	4.64	526,598	6,745	5.12

Non-interest-earning assets	58,629			46,070
Total assets	$653,987			$573,347

Liabilities and equity:
NOW accounts	$112,904	$59	0.21%	$79,736	$116	0.58%
Money market deposit accounts	71,719	60	0.33	48,235	82	0.68
Savings accounts	67,536	10	0.06	45,755	30	0.26
Time deposits	187,176	513	1.10	190,973	589	1.23
Total interest-bearing deposits	439,335	642	0.58	364,699	817	0.90

Borrowings (1)	72,016	267	1.48	85,687	307	1.43
Total interest-bearing liabilities	511,351	909	0.71	450,386	1,124	1.00

Non-interest-bearing deposits	52,233			39,565
Other non-interest-bearing liabilities	5,772			3,515
Total liabilities	569,356			493,466

Total equity	84,631			79,881
Total liabilities and equity	$653,987			$573,347
Net interest income		$5,993			$5,621
Interest rate spread			3.93%			4.12%
Net interest margin			4.03%			4.27%
Average interest-earning assets to average interest-bearing liabilities			116.43%			116.92%

(1) Includes Federal Home Loan Bank borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the three-month periods ended June 30, 2013 and 2012. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$2	$4	$6
Loans	(296)	397	101
Investment securities	(114)	196	82
Agency mortgage-backed securities	(64)	22	(42)
Other interest-earning assets	8	2	10
Total interest-earning assets	(464)	621	157

Interest expense:
Deposits	(413)	238	(175)
Borrowings (1)	11	(51)	(40)
Total interest-bearing liabilities	(402)	187	(215)
Net increase (decrease) in net interest income	$(62)	$434	$372

(1) Includes Federal Home Loan Bank borrowings and repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $560,000 for the three-month period ended June 30, 2013 compared to $308,000 for the same period in 2012. The increase in the provision for loans losses for 2013 as compared to the prior period was in order to increase the level of allowance for loan losses as a result of increases in net charge-offs and nonperforming loans when comparing the two periods.

Net charge-offs were $614,000 for the three-month period ended June 30, 2013 compared to net charge-offs of $336,000 for the same period in 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income decreased $10,000 for the three-month period ended June 30, 2013 as compared to the same period in 2012. The decrease was due primarily to a gain of $321,000 on a life insurance policy during 2012, which more than offset increases in net gain on sales of loans of $194,000 and real estate lease income of $86,000. The increase in the net gain on sale of loans was due primarily to a $109,000 gain on the sale of the SBA-guaranteed portion of a commercial real estate loan.

Noninterest Expense. Noninterest expenses increased $104,000 for the three-month period ended June 30, 2013 as compared to the same period in 2012. The increase was due primarily to increases in compensation and benefits expense and occupancy and equipment expense of $189,000 and $183,000, respectively, which more than offset decreases in data processing expense and professional fees expense of $190,000 and $138,000, respectively. The increase in compensation and benefits expense is due primarily to normal salary, wages and benefits increases and the addition of employees as a result of the acquisition of the First Federal branches. The increase in occupancy and equipment expense is due primarily to the operation of the branches acquired from First Federal and the aforementioned expenses related to the main office roof and phone systems replacement. The decreases in data processing expense and professional fees expense are due primarily to expenses recognized in 2012 for the acquisition of the First Federal branches.

Income Tax Expense. The Company recognized income tax expense of $441,000 for the three months ended June 30, 2013, for an effective tax rate of 27.9%, compared to income tax expense of $331,000, for an effective tax rate of 20.6%, for the same period in 2012. The lower effective tax rate for the quarter ended June 30, 2012 was primarily due to a higher level of tax exempt income for 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2013, the Bank had cash and cash equivalents of $21.1 million, trading account securities with a fair value of $2.3 million and securities available-for-sale with a fair value of $165.1 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Bank must also file prior notice with the Federal Reserve Board before the Bank may declare and pay dividends to the Company. During the three months ended June 30, 2013 the Bank declared and paid dividends to the Company totaling $1.0 million. At June 30, 2013, the Company had liquid assets of $1.3 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2013, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to adjusted total assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 10.40%, 15.95% and 17.21%, respectively. The regulatory requirements at that date were 5.0%, 6.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At June 30, 2013, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended June 30, 2013, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario.

	At June 30, 2013		At September 30, 2012
Immediate Change	One Year Horizon		One Year Horizon
in the Level of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in thousands)
300bp	$537	2.33%	$411	1.80%
200bp	293	1.27	274	1.20
100bp	133	0.58	107	0.47
Static	-	-	-	-
(100)bp	192	0.83	6	0.03

At June 30, 2013, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $133,000 or 0.58% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 1.27% and 2.33%, respectively.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that Company’s EVE could change as follows, relative to our base case scenario.

	At June 30, 2013
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$81,650	$(21,171)	(20.59)%	13.85%	(181	)bp
200bp	89,299	(13,522)	(13.15)	14.60	(106	)bp
100bp	97,803	(5,018)	(4.88)	15.39	(27	)bp
Static	102,821	-	-	15.66	-	bp
(100)bp	96,108	(6,713)	(6.53)	14.44	(122	)bp

	At September 30, 2012
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$69,309	$(14,990)	(17.78)%	11.99%	(120	)bp
200bp	76,110	(8,189)	(9.71)	12.70	(49	)bp
100bp	82,119	(2,180)	(2.59)	13.23	4	bp
Static	84,299	-	-	13.19	-	bp
(100)bp	82,060	(2,239)	(2.66)	12.67	(52	)bp

The previous table indicates that at June 30, 2013, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 to 300 basis point increase and/or 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at June 30, 2013 comprised approximately 56.5% of the loan portfolio.

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

During the quarter ended June 30, 2013, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition or operations.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2013:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2013 through April 30, 2013	—	—	—	14,650
May 1, 2013 through May 31, 2013	4,578	$22.48	4,578	10,072
June 1, 2013 through June 30, 2013	—	—	—	10,072
Total	4,578	$22.48	4,578	—

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

New Stock Repurchase Program

On November 16, 2012, the Company authorized a new stock repurchase program to acquire up to 230,217 shares, or approximately 10%, of the Company’s outstanding common stock that will be outstanding upon completion of the current stock repurchase program. The Company’s current repurchase program has 10,072 shares remaining to be purchased as of the close of trading on June 30, 2013. The new repurchases will commence upon completion of the current repurchase program. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. Repurchased shares will be held in treasury.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated August 14, 2013	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated August 14, 2013	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-64-