Form 10-K
period 2013-09-30
First Savings Financial Group Inc
filed 2013-12-30
CIK 1435508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 1-34155

FIRST SAVINGS FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Indiana	37-1567871
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

501 East Lewis & Clark Parkway, Clarksville, Indiana	47129
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (812) 283-0724

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $44.8 million, based upon the closing price of $21.71 per share as quoted on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2013.

The number of shares outstanding of the registrant’s common stock as of December 13, 2013 was 2,262,305.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2013, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 12.95%, 2.82%, 29.40%, 80.12% and 10.00% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively.  This data does not reflect deposits held by credit unions with which we also compete.  In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area.  Some of these institutions are larger than us and, therefore, may have greater resources.

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

At September 30, 2013, our largest one- to four-family residential loan had an outstanding balance of $1.2 million.  This loan, which was originated in April 2003 and is secured by a personal residence, was performing in accordance with its original terms at September 30, 2013.

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

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are leased to investment grade national-brand retailers. This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees.  The terms of the loans are generally consistent with the aforementioned terms of in-market commercial real estate loans; however, these cannot exceed 70% loan-to-value and loan maturities cannot exceed the expiration of the underlying leases.  In addition, the Company has established guidelines with respect to concentrations by state, by lessee, as a percent of the overall loan portfolio and as a percent of capital.  The average size of these loans originated during 2013 was $1.0 million and the portfolio balance was $17.4 million at September 30, 2013. Our largest such loan, which was originated in May 2013 and secured by a single-tenant commercial retail building, had an outstanding balance of $2.3 million at September 30, 2013 and was performing in accordance with its original terms at September 30, 2013.

At September 30, 2013, our largest commercial real estate loan had an outstanding balance of $4.2 million. This loan, which was originated in December 2012 and is secured by an office building, was performing in accordance with its original terms at September 30, 2013.

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

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination.  At September 30, 2013, we had approved commitments for speculative construction loans of $11.2 million, of which $9.3 million was outstanding.  We require a maximum loan-to-value ratio of 80% for speculative construction loans.  At September 30, 2013, our largest construction loan relationship was for a commitment of $2.7 million, of which $1.8 million was outstanding.  This relationship was performing according to its original terms at September 30, 2013.

Land and Land Development Loans.  On a limited basis, we originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions.  Land development loans are generally interest-only loans for a term of 18 to 24 months.  We generally require a maximum loan-to-value ratio of 75% of the appraisal market value upon completion of the project.  We generally do not require any cash equity from the borrower if there is sufficient indicated equity in the collateral property.  Development plats and cost verification documents are required from borrowers before approving and closing the loan.  Our loan officers are required to personally visit the proposed development site and the sites of competing developments.  We also originate loans to individuals secured by undeveloped land held for investment purposes.  At September 30, 2013, our largest land development loan had an outstanding balance of $1.1 million.  This loan was performing in accordance with its original terms at September 30, 2013.

Multi-Family Real Estate Loans.  We offer multi-family mortgage loans that are generally secured by properties in our primary market area.  Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project.  Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. At September 30, 2013, our largest multi-family mortgage loan had an outstanding balance of $3.2 million. This loan, which was originated in December 2010, was performing in accordance with its original terms at September 30, 2013.

Consumer Loans.  Although we offer a variety of consumer loans, our consumer loan portfolio consists primarily of home equity loans, both fixed-rate amortizing term loans with terms up to 15 years and adjustable rate lines of credit with interest rates equal to a margin above the prime lending rate.  Consumer loans typically have shorter maturities and higher interest rates than traditional one-to four-family lending.  We typically do not make home equity loans with loan-to-value ratios exceeding 90%, including any first mortgage loan balance.  We also offer auto and truck loans, personal loans and small boat loans.  The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.  At September 30, 2013, our largest consumer loan was a home equity line of credit with a commitment of $500,000, of which $193,000 was outstanding. This loan, which was originated in November 2004 and is secured by a first mortgage on a personal residence, was performing in accordance with its original terms at September 30, 2013.

Commercial Business Loans.  We typically offer commercial business loans to small businesses located in our primary market area.  Commercial business loans are generally secured by equipment and general business assets.  Key loan terms and covenants vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors, and personal guarantees are typically required as part of the loan commitment.  At September 30, 2013, our largest commercial business loan was for a commitment of $4.5 million, of which $4.0 million was outstanding. This loan, which was originated in July 2008 and most recently renewed in February 2013 and is secured by contract assignments and accounts receivable, was performing in accordance with its original terms at September 30, 2013.

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

Loan Originations, Sales and Purchases.  Loan originations come from a number of sources.  The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.  We generally sell in the secondary market long-term fixed-rate residential mortgage loans that we originate.  We have increasingly sold participation interests in loans that we originated during the year ended September 30, 2012.  In addition, we acquired several loans from Community First that included sold participation interests.  At September 30, 2013, $21.3 million of loans included sold participation interests of $9.5 million, for a net position of $11.8 million outstanding in our portfolio.

We have not historically purchased whole loans or participation interests to supplement our lending portfolio; however, we acquired four brokered whole loans during the year ended September 30, 2012.  The loans were purchased at 0.90% of their principal balance and are secured by multi-family and retail shopping centers located in Indiana.  At September 30, 2013, the outstanding principal balance of these loans was $4.4 million and the Bank’s carrying amount was $4.4 million.  These loans were purchased in April 2012 and were performing in accordance with their original terms at September 30, 2013.

In addition, we acquired participation interests of loans in the acquisition of Community First and also participated in a lending transaction to a local hospital along with three additional financial institutions during 2011.  At September 30, 2013, we had participation interests of loans totaling $5.5 million and our largest participation interest with a single borrower was $2.3 million.  This loan, which was originated in June 2011 and is secured by a local county hospital facility, was performing in accordance with its original terms at September 30, 2013.

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

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At September 30, 2013, our regulatory limit on loans to one borrower was $10.8 million.  At that date, our largest lending relationship was for a commitment of $5.3 million, of which $5.3 million was outstanding, and was performing according to its original terms at that date.  This loan relationship is secured by various commercial real estate properties and land intended for future development.

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

At September 30, 2013, our investment portfolio consisted primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal securities, SBA certificates and privately-issued collateralized mortgage obligations and asset-backed securities acquired in the acquisition of Community First.  We have invested $5.0 million in a managed brokerage account that invests in small and medium lot, investment grade municipal bonds and these securities are classified as trading account securities.  The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission.  At September 30, 2012, trading account securities recorded at fair value totaled $3.2 million, comprised of investment grade municipal bonds.

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

.Personnel

As of September 30, 2013, we had 160 full-time employees and 27 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At September 30, 2013, First Savings Bank met each of its capital requirements.

Basel III

On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period.  These changes include the phasing-out of certain instruments as qualifying capital.  In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.  Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period.  Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures.  These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

It is management’s belief that, as of September 30, 2013, First Savings Financial Group and First Savings Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

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

Due to difficult economic conditions, deposit insurance per account owner was raised to $250,000. That change was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and September 30, 2010 would be guaranteed by the Federal Deposit Insurance Corporation through September 30, 2012, or in some cases, December 31, 2012. First Savings Bank did not opt to participate in the unlimited coverage for noninterest bearing transaction accounts or the debt guarantee program.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of September 30, 2013, First Savings Bank maintained 84.48% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments. Savings associations are required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations. The Comptroller of the Currency assessments paid by First Savings Bank for the fiscal year ended September 30, 2013 totaled $166,545.

Federal Home Loan Bank System. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Savings Bank, as a member of the Federal Home Loan Bank of Indianapolis, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2013 of $5.5 million.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2013: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2014, will require a 3% ratio for up to $89.0 million and an exemption of $13.3 million. First Savings Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

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

INCOME TAXATION

Federal Taxation

General.  We report our income on a fiscal year basis using the accrual method of accounting.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  For its 2013 fiscal year, First Savings Bank’s maximum federal income tax rate was 34%.

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

State Taxation

Indiana.  Indiana imposes an 8.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute.  The Indiana franchise tax rate will be reduced to 8.0%, 7.5%, 7.0% and 6.5% for the Company’s tax years ending September 30, 2015, 2016, 2017 and 2018, respectively, and will remain at 6.5% for tax years ending after September 30, 2018.  In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed.

Our state income tax returns have not been audited during the last five years.

Item 1A.         RISK FACTORS

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2013, $38.2 million, or 20.7% of our residential mortgage loan portfolio and 9.1% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties.  Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream.  In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.  Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us.  At September 30, 2013, we had 11 non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $11.2 million.  Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.  At September 30, 2013, non-performing non-owner occupied residential loans amounted to $2.1 million.  Non-owner occupied residential properties held as real estate owned amounted to $300,000 at September 30, 2013.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our recent emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2013, $149.4 million, or 35.7%, of our loan portfolio consisted of commercial real estate loans and commercial business loans.  Subject to market conditions, we intend to increase our origination of these loans.  Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, some of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  At September 30, 2013, non-performing commercial business loans and non-performing commercial real estate loans totaled $218,000 and $4.8 million, respectively.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

At September 30, 2013, $30.7 million, or 7.3% of our loan portfolio consisted of construction loans, and land and land development loans, and $11.2 million, or 56.3% of the construction loan portfolio, consisted of speculative construction loans at that date.  While recently the demand for construction loans has declined due to the decline in the housing market and tighter lending standards, historically, construction loans, including speculative construction loans, have been a material part of our loan portfolio.  Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination.  Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans.  These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers.  In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss.  Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would hurt our earnings.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

We may suffer losses in our loan portfolio despite our underwriting practices.

Our results of operations are significantly affected by the ability of borrowers to repay their loans. Lending money is an essential part of the banking business.  However, borrowers do not always repay their loans. The risk of non-payment is historically small, but if nonpayment levels are greater than anticipated, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected. No assurance can be given that our underwriting practices or monitoring procedures and policies will reduce certain lending risks. Loan losses can cause insolvency and failure of a financial institution and, in such an event, our stockholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect profitability. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for probable incurred losses due to loan defaults, non-performance, and other qualitative factors. Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, loan portfolio performance, fair value of collateral securing the loans, current economic conditions and geographic concentrations within the portfolio. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect its financial results.  For more information about our analysis and determination of allowance for loan losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in our levels of non-performing and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Changing interest rates may hurt our earnings and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings.  Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.  Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.  At September 30, 2013, approximately $230.9 million, or 55.2% of the total loan portfolio, consisted of fixed-rate mortgage loans.  This investment in fixed-rate mortgage loans exposes the Company to increased levels of interest rate risk.

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

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.  Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could have a negative impact on our profitability.

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in our results of operations in the periods in which they become known.  At September 30, 2013, our goodwill totaled $7.9 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Regulation of the financial services industry is undergoing major changes and future legislation could increase our cost of doing business or harm our competitive position.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation impacting financial institutions. The Dodd-Frank Act has created a significant shift in the way financial institutions operate. The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or collateral for loans. Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies have taken stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include entering into written agreements and cease and desist orders that place certain limitations on operations. Federal bank regulators have also been using with more frequency their ability to impose individual minimum capital requirements on banks, which requirements may be higher than those required under the Dodd-Frank Act or that would otherwise qualify a bank as being “well capitalized” under applicable prompt corrective action regulations. If we were to become subject to a regulatory agreement or higher individual minimum capital requirements, such action may have a negative impact on our ability to execute our business plan, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Additionally, in early July 2013, the Federal Reserve approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act. Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules will impose additional costs on the Company and the Bank.

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

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and attract deposits.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  At June 30, 2013, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 12.95%, 2.82%, 29.40%, 80.12% and 10.00% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our primary market area.  See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

Operational risk is the risk of loss resulting from our operations, including, but not limited to, the risk of fraud by employees or persons outside of the Company and Bank, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements and business continuation and disaster recovery.  This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity.  In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation.

Our business may be adversely affected by internet fraud.

We are inherently exposed to many types of operational risk, including those caused by the use of computer, internet and telecommunications systems.  These risks may manifest themselves in the form of fraud by employees, by customers, other outside entities targeting us and/or our customers that use our internet banking, electronic banking or some other form of our telecommunications systems.  Given the growing level of use of electronic, internet-based, and networked systems to conduct business directly or indirectly with our clients, certain fraud losses may not be avoidable regardless of the preventative and detection systems in place.

We may experience interruptions or breaches in our information system security.

We rely heavily on communications and information systems to conduct our business. Any failure or interruption of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure or interruption of these information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures or interruptions of these information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

A failure in or breach, including cyber attacks, of our operational or security systems, or those of our third party vendors and other service providers, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

As a financial institution, we are susceptible to fraudulent activity that may be committed against us or our clients and that may result in financial losses to us or our clients, privacy breaches against our clients, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, and other dishonest acts.  In recent periods, there has been a rise in electronic fraudulent activity within the financial services industry, especially in the commercial banking sector, due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity in recent periods.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks.  Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve.  As a result, our computer systems, software and networks and those of our customers may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact and result in significant losses by us and/or our customers.  Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization.  Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries.  Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure. In addition, as interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future.  Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of our business operations, and the continued uncertain global economic environment.  As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

We maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems.  However, we cannot assure that this policy will afford coverage for all possible losses or would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third party’s systems failing or experiencing attack.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

The Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, its chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of its deposits.  The Company is also subject to regulation and supervision by the Federal Reserve Bank of St. Louis.  Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the  Bank rather than for holders of the Company’s common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  If our regulators require us to charge-off loans or increase our allowance for loan losses, our earnings would suffer.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.  For a further discussion, see “Item 1. Business – Regulation and Supervision.”

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2013 or that we will be able to pay future dividends at all.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to the Company is limited by its obligations to maintain sufficient capital and liquidity, and by other regulatory restrictions.  The Office of the Comptroller of the Currency and other banking regulators have proposed guidelines seeking greater liquidity and have issued regulations requiring greater capital requirements.  If these regulatory requirements are not met, the Bank will not be able to pay dividends to the Company, and consequently we may be unable to pay dividends on our common stock.  In addition, as a savings and loan holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve Bank of St. Louis regarding capital adequacy and dividends.

On August 11, 2011, we issued shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A to the United States Department of the Treasury as a result of participation in its Small Business Lending Fund program. We are prohibited from continuing to pay dividends on our common stock unless we have fully paid all required dividends on the senior preferred stock. Although we expect to be able to pay all required dividends on the senior preferred stock, there is no guarantee that we will be able to do so.

If we are unable to redeem the Senior Non-cumulative Perpetual Preferred Stock, Series A after an initial four-and-one-half year period, the cost of this capital will increase substantially.

If we are unable to redeem the Senior Non-cumulative Preferred Stock, Series A prior to February 11, 2016, the cost of this capital to us will increase from approximately $171,000 annually (based on the average dividend rate for 2013, or 1.0% per annum of the Series A preferred stock liquidation value) to $1.5 million annually (9.0% per annum of the Series A preferred stock liquidation value).  This increase in the annual dividend rate on the Senior Non-cumulative Preferred Stock, Series A would have a material negative effect on the earnings we can retain for growth and to pay dividends on our common stock.

There is a limited trading market for our stock and you may not be able to resell your shares at or above the price you paid for them.

The price of the common stock purchased may decrease significantly. Although our common stock is quoted on the NASDAQ Capital Market under the symbol "FSFG", trading activity in the stock historically has been sporadic. A public trading market having the desired characteristics of liquidity and order depends on the presence in the market of willing buyers and sellers at any given time. The presence of willing buyers and sellers depends on the individual decisions of investors and general economic conditions, all of which are beyond our control.

Item 1B.         UNRESOLVED STAFF COMMENTS

None.

Item 2.            PROPERTIES

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of September 30, 2013.

Location	Year Opened	Owned/ Leased

Main Office:

Clarksville Main Office 501 East Lewis & Clark Parkway Clarksville, Indiana	1968	Owned

Branch Offices:

Jeffersonville - Allison Lane Office 2213 Allison Lane Jeffersonville, Indiana	1975	Owned

Charlestown Office 1100 Market Street Charlestown, Indiana	1993	Owned

Floyd Knobs Office 3711 Paoli Pike Floyd Knobs, Indiana	1999	Owned

Georgetown Office 1000 Copperfield Drive Georgetown, Indiana	2003	Owned

Jeffersonville - Court Avenue Office 202 East Court Avenue Jeffersonville, Indiana	1986	Owned

Sellersburg Office 125 Hunter Station Way Sellersburg, Indiana	1995	Owned

Corydon Office 900 Hwy 62 NW Corydon, Indiana	1996	Owned

Salem Office 1336 S Jackson Street Salem, Indiana	1995	Owned

English Office 200 Indiana Avenue English, Indiana	1925	Owned

Marengo Office 125 W Old Short Street Marengo, Indiana	1984	Owned

Leavenworth Office 510 Hwy 62 Leavenworth, Indiana	1969	Owned

Lanesville Office 7340 Main Street NE Lanesville, Indiana	1948	Owned

Elizabeth Office 8160 Beech Street SE Elizabeth, Indiana	1975	Owned

New Albany Office 2218 State Street New Albany, Indiana	2013	Owned

The Bank owns one former branch office location that has been closed and consolidated into existing branch office operations.  This is located in Milltown, Indiana, valued at the amount of $250,000, held for sale and included in other real estate owned, held for sale at September 30, 2013 on the balance sheet of the Consolidated Financial Statements beginning on page F-1 of this annual report.

The Company owns a 4.077 acre parcel of land in New Albany, Indiana, which it has developed for retail purposes through a subsidiary of the Bank, FFCC, Inc.  The retail development includes over 36,000 square feet of leasable class-A retail space and includes the Bank’s New Albany branch office location.  See Note 8 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the real estate development and construction.

The Company purchased an 8.097 acre parcel of land in Jeffersonville, Indiana, in July 2013 upon which it may locate a new main office and also develop for retail purposes in future years.  However, there were no formal plans as of September 30, 2013 to proceed with a new main office location or development of the additional acreage.  This land, with a carrying value of approximately $1.73 million, was included in premises and equipment at September 30, 20103 on the balance sheet of the Consolidated Financial Statements beginning on page F-1 of this annual report.

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol “FSFG.”  As of December 13, 2013, the Company had approximately 277 holders of record and 2,262,305 shares of common stock outstanding.  The figure of shareholders of record does not reflect the number of person whose shares are in nominee or “street” name accounts through brokers.  See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 26 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company.

The following table provides quarterly market price and dividend information per common share for the fiscal years ended September 30, 2013 and 2012 as reported by NASDAQ.

	High	Low		Market price
	Sale	Sale	Dividends	end of period
2013:

Fourth Quarter	$28.20	$21.10	$0.10	$22.50
Third Quarter	23.67	21.35	0.10	23.34
Second Quarter	24.25	18.93	0.10	21.71
First Quarter	20.00	17.96	0.40	19.49

2012:

Fourth Quarter	$19.55	$17.51	$0.00	$19.50
Third Quarter	18.49	16.80	0.00	17.65
Second Quarter	17.61	16.25	0.00	17.10
First Quarter	19.04	15.23	0.00	16.92

On November 21, 2013, the Company declared a quarterly cash dividend of $0.10 per share on its outstanding common stock, payable on or about December 31, 2013 to stockholders of record as of the close of business on December 1, 2013.  The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future.

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2013:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2013 through July 31, 2013	—	—	—	240,289

August 1, 2013 through August 31, 2013	2,500	$22.26	2,500	237,789

September 1, 2013 through September 30, 2013	11,083	$22.88	11,083	226,706

Total	13,583	$22.76	13,583	226,706
_______________
(1)  On November 16, 2012, the Company announced that its Board of Directors authorized a stock repurchase program to acquire up to 230,217 shares, or 10.0% of the Company’s outstanding common stock.  Under the program, repurchases are to be conducted through open market purchases or privately negotiated transactions, and are to be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. Repurchased shares will be held in treasury.

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

	At September 30,
(In thousands)	2013	2012	2011	2010	2009
Financial Condition Data:
Total assets	$660,455	$638,913	$537,086	$508,442	$480,811
Cash and cash equivalents	20,815	38,791	27,203	11,278	10,404
Securities available-for-sale	164,167	152,543	108,577	109,976	72,580
Securities held-to-maturity	6,417	7,848	9,506	3,929	6,782
Loans, net	408,375	389,067	354,432	343,615	353,823
Deposits	477,726	494,234	387,626	366,161	350,816
Borrowings from Federal Home Loan Bank	89,348	53,062	53,137	67,159	55,773
Other borrowings	6,308	3,461	16,403	16,821	18,419
Stockholders’ equity	82,253	82,926	76,601	55,151	52,877

	For the Year Ended September 30,
(In thousands)	2013	2012	2011	2010	2009
Operating Data:
Interest income	$27,175	$25,994	$25,983	$26,262	$13,008
Interest expense	3,936	4,675	5,385	6,117	4,440
Net interest income	23,239	21,319	20,598	20,145	8,568
Provision for loan losses	1,858	1,532	1,605	1,604	819
Net interest income after provision for loan losses	21,381	19,787	18,993	18,541	7,749
Noninterest income	4,258	3,422	3,008	2,916	1,263
Noninterest expense	19,132	17,464	16,308	18,020	9,231
Income (loss) before income taxes	6,507	5,745	5,693	3,437	(219)
Income tax expense (benefit)	1,811	1,458	1,679	808	(252)
Net income	4,696	4,287	4,014	2,629	33
Less: Preferred stock dividends declared	171	171	115	-	-
Net income available to common shareholders	$4,525	$4,116	$3,899	$2,629	$33

	For the Year Ended September 30,
	2013	2012	2011	2010	2009
Per Share Data:
Net income per common share, basic	$2.09	$1.90	$1.82	$1.17	$0.01
Net income per common share, diluted	1.99	1.85	1.78	1.17	0.01
Dividends per common share	0.70	0.00	0.00	0.08	0.00

	At or For the Year Ended September 30,
	2013	2012	2011	2010	2009
Performance Ratios:
Return on average assets	0.72%	0.75%	0.78%	0.53%	0.01%

Return on average equity	5.63	5.42	6.85	4.93	0.06

Interest rate spread (1)	3.98	4.07	4.30	4.44	3.41

Net interest margin (2)	4.09	4.22	4.44	4.57	3.93

Other expenses to average assets	2.94	3.05	3.15	3.66	3.90

Efficiency ratio (3)	69.58	70.59	69.08	78.14	93.90

Average interest-earning assets to average interest-bearing liabilities	115.27	116.16	111.98	109.89	125.66

Dividend payout ratio	33.48	–	–	7.34	–

Average equity to average assets	12.81	13.81	11.33	10.85	21.84

Capital Ratios:
Tangible capital (4)	10.36%	10.12%	11.34%	7.84%	7.55%

Core capital (4)	10.36	10.12	11.34	7.84	7.55

Risk-based capital (4)	17.04	17.07	17.52	12.77	12.32

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.32%	1.23%	1.29%	1.09%	1.03%

Allowance for loan losses as a percent of non-performing loans	61.15	84.12	63.70	63.88	70.06

Net charge-offs to average outstanding loans during the period	0.30	0.35	0.21	0.42	0.38

Non-performing loans as a percent of total loans	2.17	1.46	2.02	1.71	1.47

Non-performing assets as a percent of total assets	2.39	2.21	2.01	1.47	1.44

Other Data:
Number of offices	15	14	12	12	14
Number of deposit accounts (5)	34,788	36,259	29,777	31,100	32,689
Number of loans (6)	5,663	6,072	5,777	6,410	6,552

(1)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.

(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	Represents the capital ratios of only the Bank.
(5)	The significant increase from 2011 to 2012 is due primarily to 5,826 deposit accounts acquired in the acquisition of the First Federal branches.
(6)	The significant increase from 2011 to 2012 is due primarily to 768 loans acquired in the acquisition of the First Federal branches.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Expenses.  The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, data processing expenses, professional service fees, federal deposit insurance premiums, advertising, net losses on foreclosed real estate and other miscellaneous expenses.  Our noninterest expenses increased for the year ended September 30, 2013 when compared to 2012 primarily as a result of nonrecurring expenses in 2013 relating to the opening of the new State Street branch in New Albany, Indiana.  These 2013 additional expenses consisted primarily of compensation and benefits and occupancy and equipment.

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

Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans.  Our data processing expenses decreased in the year ended September 30, 2013 when compared to 2012 primarily as a result of nonrecurring expenses in 2012 relating to the integration of the First Federal branches with the Bank’s core operating system.  These nonrecurring charges associated with the integration of the First Federal branches with the Bank’s core operating system amounted to $327,000 during 2012.

Professional fees expense represents the fees we pay to third parties for legal, accounting, investment advisory and other consulting services.  Our professional fees decreased in the year ended September 30, 2013 when compared to 2012 primarily as a result of nonrecurring expenses in 2012 relating to the acquisition and integration of the First Federal branches.  The 2012 nonrecurring charges associated with the acquisition and integration of the First Federal branches amounted to $194,000.

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

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.  Note 1 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report describes the methodology used to determine the allowance for loan losses.  The Company has not made any substantive changes to its methodology for determining the allowance for loan losses during the fiscal year ended September 30, 2013, and there have been no material changes in the assumptions or estimation techniques compared to prior years.

Other-Than-Temporary Impairment of Securities. The Company reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment (“OTTI”) on a periodic basis. In evaluating the investment portfolio for OTTI, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the investment has been in a loss position, the size of the loss position and other meaningful information. Generally changes in market interest rates that result in a decline in value of an investment security are considered to be temporary, since the value of such investment can recover in the foreseeable future as market interest rates return to their original levels. However, such declines in value that are due to the underlying credit quality of the issuer or other adverse conditions that cannot be expected to improve in the foreseeable future, may be considered to be other-than-temporary. The Company recognizes credit-related OTTI on debt securities in earnings, while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated other comprehensive income. Management believes this is a critical accounting policy because this evaluation of the underlying credit or analysis of other conditions contributing to the decline in value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. No other-than-temporary write-down charges to earnings were recognized during 2013 or 2012.  See Note 4 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding OTTI.

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

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution.  We plan to achieve this by executing our strategy of:

•	continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties;

•	pursuing opportunities to increase commercial real estate lending and commercial business lending;

•	improving customer service and product offerings by leveraging the Bank’s investment in new technology, including the core operating system;

•	providing exceptional customer service to attract and retain customers;

•	promoting our presence, brand image and product offerings in our primarily market area using our newly designed logo and marketing promotions that were launched in September 2011;

•	continuing to monitor asset quality and credit risk in the loan and investment portfolios;

•
recognizing improvements in noninterest income with respect to service charges on deposits as a result of restructuring deposit account types and fees, interchange income as a result of promoting increased debit card usage, commission income related to non-deposit investment products and gains on sales of mortgage loans sold in the secondary market;

•	expanding our market share and market area by opening new branch offices and pursuing opportunities to acquire other financial institutions or branches; and

•	increasing shareholder value through stock repurchase programs and dividends.

Continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties.

Our predominant lending activity has been residential mortgage lending in our primary market area.  A significant portion of the residential mortgage loans that we had originated before 2005 are secured by non-owner occupied properties.  Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties, and our non-performing loan balances have increased in recent periods primarily because of delinquencies in our non-owner occupied residential loan portfolio.  Since 2005, when we hired a new President and Chief Executive Officer, we have de-emphasized non-owner occupied residential mortgage lending and have focused, and intend to continue to focus, our residential mortgage lending primarily on originating residential mortgage loans secured by owner-occupied properties.  At September 30, 2013, 44.1% of our total loans were residential mortgage loans and 20.7% of our residential mortgage loans were secured by non-owner occupied properties.  We intend to expand our emphasis on residential mortgage lending because this type of lending generally carries lower credit risk and has contributed to our historically favorable asset quality.

Pursuing opportunities to increase commercial real estate lending and commercial business lending.

In recent periods, we have begun to focus on commercial real estate and commercial business lending and intend to continue this focus.  Commercial real estate loans and commercial business loans give us the opportunity to earn more income because these loans have higher interest rates than residential mortgage loans in order to compensate for the increased credit risk.  At September 30, 2013, commercial real estate loans and commercial business loans represented 28.17% and 7.56%, respectively, of our total loans.  We intend to continue to pursue these lending opportunities in our primary market area.  In addition, the Company’s participation in the United States Department of the Treasury’s Small Business Lending Fund program, as discussed further in Note 25 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report, also provides an incentive and capital to increase commercial lending.

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are leased to investment grade national-brand retailers. This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees.  The Company originated $17.5 million of these loans during 2013 and the portfolio balance was $17.4 million at September 30, 2013.

Continuing to integrate the Community First and First Federal offices, customers and product lines.

During 2010, we began to integrate the Community First offices and customers by integrating the core operating systems of the Bank and Community First onto a single core operating system, which was successfully completed in August 2010.  This single system permits Bank customers to utilize all office locations, permits Bank officers and staff to extract and monitor a standard set of information available from all office locations and allows the Bank to offer a uniform set of product offerings focus.  In addition, during 2011 and 2012, we successfully rebranded all office locations, including those operating under the Community First name, with a new ‘look’ and logo for First Savings Bank in order to provide uniformity to our existing and prospective customer base.  In 2012 and 2013 we integrated the First Federal offices and customers into the existing First Savings franchise.

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

Continuing to monitor asset quality and credit risk.

Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.  During 2013 and 2012, we have placed special emphasis on the improvement of asset quality and reductions in the levels of classified and criticized assets, which has resulted in significant improvements.  For more information about our monitoring of credit risk and improvement in levels of classified and criticized assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Recognizing improvements in noninterest income.

The Company has recognized significant improvement in its levels of noninterest income for 2013 and 2012 as compared to prior fiscal years due primarily to net gains on sales of loans, net gains on trading securities, increases in cash surrender value of life insurance, real estate lease income, and surcharge and interchange income.  However, the Company still underperforms compared to its peers, particularly with respect to service charges on deposit fee income.  Therefore, the Company engaged a consulting firm in September 2013 for the purposes of enhancing noninterest income and reducing noninterest expense, the results from which are expected to begin being realized during 2014.

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

Increasing shareholder value through stock repurchase programs and dividends.

The Company has been active in the repurchase of its common shares and has purchased and committed 242,388 shares to treasury as of September 30, 2013, which represents 9.54% of the 2,542,042 common shares issued in its public offering in October 2008.  In addition, the Company has 226,706 common shares remaining for repurchase under the stock repurchase program approved by its Board of Directors on November 16, 2012.  Under the program, repurchases are to be conducted through open market purchases or privately negotiated transactions, and are to be made from time to time depending on market conditions and other factors.  There is no guarantee as to the exact number of shares to be repurchased by the Company.  For more information about our stock repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

The Company paid a special cash dividend of $0.40 per common share during the quarter ended December 31, 2012 and implemented quarterly a cash dividend plan of $0.10 per common share beginning with the quarter ended March 31, 2013, under which it paid $0.10 per common share for the quarters ended March 31, June 30 and September 30, 2013, for a total of $0.70 per common share paid during the fiscal year ended September 30, 2013.  The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future.  For more information about our dividends, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Balance Sheet Analysis

Cash and Cash Equivalents.  At September 30, 2013 and 2012, cash and cash equivalents totaled $20.8 million and $38.8 million, respectively.  The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are unavailable for investment but interest-bearing and the average amount of those reserve balances for the year ended September 30, 2013 was approximately $6.3 million.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate one-to four-family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans.  To a lesser extent, we originate various consumer loans including home equity lines of credit.

Residential mortgage loans comprise the largest segment of our loan portfolio.  At September 30, 2013, these loans totaled $184.4 million, or 44.1% of total loans, compared to $191.0 million, or 47.7% of total loans at September 30, 2012.  Total residential mortgage loan balances decreased in 2013 primarily due to repayments and refinancings that were sold in the secondary market.  We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 25-year and 30-year fixed-rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income.  Management intends to continue offering short-term adjustable rate residential mortgage loans and sell long-term fixed rate mortgage loans in the secondary market with servicing released.

Commercial real estate loans totaled $117.8 million, or 28.2% of total loans at September 30, 2013, compared to $90.3 million, or 22.6% of total loans at September 30, 2012.  The balance of commercial real estate loans has increased primarily due to greater opportunity to originate these loans during 2013 as a result of our increased commercial lending personnel.  Management continues to focus on pursuing nonresidential loan opportunities in order to further diversify the loan portfolio.

Consumer loans totaled $26.9 million, or 6.4% of total loans, at September 30, 2013 compared to $30.6 million, or 7.7% of total loans, at September 30, 2012.  In general, organic consumer loans including automobile loans, home equity lines of credit, unsecured loans and loans secured by deposits, have declined due to pay-downs, payoffs, charge-offs and management’s decision to focus on other lending opportunities with less inherent credit risk.  In the aggregate, home equity lines of credit decreased $1.2 million, or 6.4%, while automobile loans decreased $1.7 million, or 20.7%, from September 30, 2012 to September 30, 2013.

Commercial business loans totaled $31.6 million, or 7.6% of total loans, at September 30, 2013 compared to $36.2 million, or 9.0% of total loans, at September 30, 2012.  The balance of commercial business loans has decreased primarily due to repayments, payoffs, charge-offs and increased competition in the marketplace.  Management continues to focus on pursuing commercial business loan opportunities in order to further diversify the loan portfolio.

Multi-family real estate loans totaled $26.8 million, or 6.4% of total loans at September 30, 2013, compared to $23.9 million, or 6.0% of total loans at September 30, 2012.  The balance of multi-family real estate loans increased primarily due to greater opportunity to originate these loans during 2013.

Residential construction loans totaled $12.5 million, or 3.0% of total loans, at September 30, 2013 of which $7.7 million were speculative construction loans.  At September 30, 2012, residential construction loans totaled $10.7 million, or 2.7% of total loans, of which $6.4 million were speculative loans.  The general slowdown in the housing market in our primary market area and, to a lesser extent, increased competition in the market for these loans has somewhat decreased the opportunity to originate these loans and significantly grow this segment of the portfolio.  We intend to continue pursuing quality construction lending opportunities as the housing market continues to recover.

Commercial construction loans totaled $6.7 million, or 1.6% of total loans, at September 30, 2013 compared to $5.2 million, or 1.3% of total loans at September 30, 2012.  The general slowdown of commercial construction in our primary market area and increased competition in the marketplace has decreased the opportunity to originate these loans and grow this segment of the portfolio.

Land and land development loans totaled $11.4 million, or 2.7% of total loans at September 30, 2013, compared to $12.3 million, or 3.1% of total loans at September 30, 2012.  These loans are primarily secured by vacant lots to be improved for residential and nonresidential development and farmland. The general slowdown of residential and commercial construction in our primary market area and increased competition in the marketplace has decreased the opportunity to originate these loans and grow this segment of the portfolio.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$184,390	44.10%	$190,958	47.72%	$169,353	46.65%	$172,007	49.33%	$185,800	51.61%
Commercial	117,782	28.17	90,290	22.56	73,513	20.25	53,869	15.45	48,090	13.36
Multi-family	26,759	6.40	23,879	5.97	24,909	6.86	20,360	5.84	12,584	3.50
Residential construction	12,537	3.00	10,748	2.69	8,002	2.20	15,867	4.55	14,555	4.04
Commercial construction	6,730	1.61	5,182	1.29	4,144	1.14	9,851	2.83	7,648	2.12
Land and land development	11,396	2.73	12,320	3.08	12,947	3.57	9,076	2.60	11,189	3.11
Total	359,594	86.01	333,377	83.31	292,868	80.67	281,030	80.60	279,866	77.74

Commercial business	31,627	7.56	36,189	9.04	40,628	11.19	30,905	8.86	36,901	10.25

Consumer:
Home equity lines of credit	17,133	4.10	18,294	4.57	15,210	4.19	16,335	4.68	17,365	4.82
Auto loans	6,519	1.56	8,219	2.05	9,827	2.71	13,405	3.84	18,279	5.08
Other	3,266	0.77	4,114	1.03	4,514	1.24	7,030	2.02	7,567	2.11
Total	26,918	6.43	30,627	7.65	29,551	8.14	36,770	10.54	43,211	12.01

Total loans	418,139	100.00%	400,193	100.00%	363,047	100.00%	348,705	100.00%	359,978	100.00%

Deferred loan origination fees and costs, net	(163)		(382)		(558)		(778)		(846)
Undisbursed portion of loans in process	4,389		6,602		4,501		2,057		3,306
Allowance for loan losses	5,538		4,906		4,672		3,811		3,695
Loans, net	$408,375		$389,067		$354,432		$343,615		$353,823

Loan Maturity

The following table sets forth certain information at September 30, 2013 regarding the dollar amount of loan principal repayments becoming due during the period indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.

	At September 30, 2013
(Dollars in thousands)	Residential Real Estate (1)	Commercial Real Estate (2)	Construction (3)	Commercial Business	Consumer	Total Loans
Amounts due in:
One year or less	$26,104	$34,933	$19,267	$15,863	$7,501	$103,668
More than one year to two years	15,181	20,402	-	4,172	4,774	44,529
More than two years to three years	14,084	16,694	-	3,072	3,439	37,289
More than three years to five years	22,618	20,190	-	3,075	4,316	50,199
More than five years to ten years	42,466	27,266	-	3,138	5,129	77,999
More than ten years to fifteen years	31,590	5,890	-	1,440	1,759	40,679
More than fifteen years	59,106	3,803	-	867	-	63,776
Total	$211,149	$129,178	$19,267	$31,627	$26,918	$418,139

(1)   Includes multi-family loans.
(2)   Includes farmland and land and land development loans.
(3)   Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2013 that are due after September 30, 2014, and have either fixed interest rates or adjustable interest rates.  The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$108,451	$76,594	$185,045
Commercial real estate (2)	45,290	48,955	94,245
Construction	-	-	-
Commercial business	9,719	6,045	15,764
Consumer	5,678	13,739	19,417
Total	$169,138	$145,333	$314,471

(1)   Includes multi-family loans.
(2)   Includes farmland and land and land development loans.

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated.

	Year Ended September 30,
(In thousands)	2013	2012	2011
Total loans at beginning of period	$400,193	$363,047	$348,705
Loans originated:
Residential real estate (1)	36,573	28,403	33,968
Commercial real estate (2)	60,503	29,622	26,313
Construction	9,122	8,239	4,440
Commercial business	8,296	8,936	17,327
Consumer	7,182	8,379	6,260
Total loans originated	121,676	83,579	88,308
Loans purchased	–	5,923	–
Increase due to acquisition of First Federal branches	–	32,408	–
Deduct:
Loan principal repayments	(97,373)	(82,020)	(73,966)
Loan sales	(6,357)	(2,744)	–
Net loan activity	17,946	37,146	14,342
Total loans at end of period	$418,139	$400,193	$363,047

(1)   Includes multi-family loans.
(2)   Includes farmland and land and land development loans.

Trading Account Securities.  Our trading account securities represent an investment in a managed brokerage account in May 2012 that invests in small and medium lot, investment grade municipal bonds.  The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission.  At September 30, 2013, trading account securities recorded at fair value totaled $3.2 million, comprised of investment grade municipal bonds.  See Note 4 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding trading account securities.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, and privately-issued collateralized mortgage obligations and asset-backed securities.  Available for sale securities increased by $11.6 million from September 30, 2012 to September 30, 2013 primarily due to purchases of $51.0 million, which more than offset unrealized losses of $6.3 million, maturities and calls of $12.2 million, sales of $801,000 and principal repayments of $19.3 million.

Securities Held to Maturity.  Our held to maturity securities portfolio consists primarily of mortgage-backed securities issued by government sponsored enterprises and municipal bonds.  Held to maturity securities decreased by $1.4 million from September 30, 2012 to September 30, 2013 primarily due to maturities and principal repayments of $1.4 million.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2013		2012		2011
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Agency bonds and notes	$15,877	$15,197	$15,940	$16,064	$12,762	$12,866
Agency mortgage-backed securities	41,720	41,714	42,255	43,420	17,719	18,309
Agency CMO	24,200	24,074	17,186	17,541	25,368	25,691
Privately-issued CMO	3,881	4,616	4,283	5,289	4,414	4,704
Privately-issued asset-backed	5,829	7,799	5,797	7,227	5,623	6,692
SBA certificates	2,081	2,093	–	–	–	–
Municipal	68,072	68,581	58,135	62,933	37,344	40,259
Equity securities	–	93	–	69	–	56
Total	$161,660	$164,167	$143,596	$152,543	$103,230	$108,577

Securities held to maturity:
Agency mortgage-backed securities	$721	$773	$1,342	$1,460	$2,337	$2,521
Municipal	5,696	5,741	6,506	6,854	7,169	7,169
Total	$6,417	$6,514	$7,848	$8,314	$9,506	$9,690

The following table sets forth the activity in our investment available for sale and held to maturity securities portfolio during the periods indicated.

	At or For the Year Ended September 30,
(In thousands)	2013	2012	2011
Mortgage-backed securities:
Mortgage-backed securities, beginning of period (1)	$44,880	$20,830	$17,977
Purchases	11,361	33,762	9,157
Sales	–	–	(154)
Maturities	–	–	–
Repayments and prepayments	(11,629)	(9,596)	(6,177)
Net amortization of premiums and accretion of discounts on securities	(887)	(625)	(348)
Gains on sales	–	–	9
Increase (decrease) in net unrealized gain	(1,238)	509	366
Net increase (decrease) in mortgage-backed securities	(2,393)	24,050	2,853
Mortgage-backed securities, end of period (1)	$42,487	$44,880	$20,830

Investment securities:
Investment securities, beginning of period (1)	$115,977	$97,437	$96,143
Purchases	39,591	43,014	39,813
Sales	(801)	(2,265)	(6,941)
Maturities	(12,990)	(13,318)	(26,273)
Repayments and prepayments	(8,281)	(12,529)	(5,931)
Net accretion of premiums and discounts on securities	273	242	474
Other than temporary impairment loss	–	–	–
Gains on sales	1	30	95
Increase (decrease) in net unrealized gain	(5,576)	3,366	57
Net increase in investment securities	12,217	18,540	1,294
Investment securities, end of period (1)	$128,194	$115,977	$97,437

(1)   At fair value.

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2013.  Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 34%.  Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available for sale:

Agency bonds and notes	$–	–%	$–	–%	$8,319	1.34%	$6,878	2.00%	$15,197	1.64%
Agency mortgage-backed securities	–	–	130	4.01	583	2.56	41,001	2.45	41,714	2.45
Agency CMO	–	–	1,168	1.41	845	2.06	22,061	1.61	24,074	1.62
Privately-issued CMO	–	–	–	–	–	–	4,616	9.37	4,616	9.37
Privately-issued ABS	–	–	–	–	–	–	7,799	24.47	7,799	24.47
SBA Certificates	–	–	–	–	–	–	2,093	0.92	2,093	0.92
Municipal	2,139	3.09	4,015	3.37	11,437	4.85	50,990	5.38	68,581	5.10
Total	$2,139	3.09%	$5,313	2.96%	$21,184	3.30%	$135,438	4.87%	$164,074	4.59%

Securities held to maturity:

Agency mortgage-backed securities	$–	–%	$–	–%	$–	–%	$721	4.73%	$721	4.73%
Municipal	634	5.75	2,162	6.17	1,680	6.95%	1,220	6.78	5,696	6.48
Total	$634	5.75%	$2,162	6.17%	$1,680	6.95%	$1,941	6.02%	$6,417	6.29%

As of September 30, 2013, we did not own any investment securities of a single issuer that had an aggregate book value in excess of 10% of the Company’s stockholders’ equity at that date, other than securities and obligations issued by U.S. government agencies and sponsored enterprises.

Deposits.  Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments.  Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and certificates of deposits.  Deposits decreased $16.5 million from September 30, 2012 to September 30, 2013.  In the aggregate, the Bank recognized decreases in noninterest-bearing checking accounts of $409,000 and certificates of deposit of $41.8 million, partially offset by increases in interest-bearing checking accounts of $13.2 million, money market deposit accounts of $7.6 million and interest-bearing savings accounts of $4.9 million when comparing the two years.  Brokered certificates of deposit totaled $3.0 million at both September 30, 2013 and 2012.  We have continued to promote relationship-oriented deposit accounts but at times utilize a certain level of brokered certificates of deposit as a lower-cost alternative to retail certificates of deposit. In addition, we have continued to develop and promote cash management services including sweep accounts and remote deposit capture during 2013 in order to increase the level of commercial deposit accounts.  We believe that the development and promotion of these products has made us more competitive in attracting commercial deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2013	2012	2011
Non-interest-bearing demand deposits	$50,093	$50,502	$33,426
NOW accounts	113,670	100,438	67,801
Money market accounts	71,794	64,186	39,511
Savings accounts	67,463	62,610	42,191
Certificates of deposit	174,706	216,498	204,697
Total	$477,726	$494,234	$387,626

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2013.  Jumbo certificates of deposit require minimum deposits of $100,000.

(In thousands)	Amount
Three months or less	$5,160
Over three through six months	6,826
Over six through twelve months	13,416
Over twelve months	27,533
Total	$52,935

The following table sets forth time deposits classified by rates at the dates indicated.

	At September 30,
(In thousands)	2013	2012	2011
0.00 - 1.00%	$84,442	$88,816	$102,036
1.01 - 2.00%	46,692	66,867	36,736
2.01 - 3.00%	30,382	43,106	34,934
3.01 - 4.00%	8,113	10,523	14,869
4.01 - 5.00%	3,177	5,313	13,488
5.01 - 6.00%	1,900	1,873	2,519
6.01 - 7.00%	–	–	115
7.01 - 8.00%	–	–	–
Total	$174,706	$216,498	$204,697

The following table sets forth the amount and maturities of time deposits at September 30, 2013.

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
0.00 - 1.00%	$61,367	$14,433	$4,311	$4,331	$84,442	48.33%
1.01 - 2.00%	17,025	11,270	5,451	12,946	46,692	26.73
2.01 - 3.00%	2,914	9,974	7,644	9,850	30,382	17.39
3.01 - 4.00%	2,905	881	109	4,218	8,113	4.64
4.01 - 5.00%	1,214	216	781	966	3,177	1.82
5.01 - 6.00%	19	–	1,221	660	1,900	1.09
6.01 - 7.00%	–	–	–	–	–	–
Total	$85,444	$36,774	$19,517	$32,971	$174,706	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended September 30,
(In thousands)	2013	2012	2011
Beginning balance	$494,234	$387,626	$366,161
Increase due to acquisition of First Federal branches	–	116,541	–
Increase (decrease) before interest credited	(19,527)	(14,215)	17,846
Interest credited	3,019	4,282	3,619
Net increase in deposits	(16,508)	106,608	21,465
Ending balance	$477,726	$494,234	$387,626

Borrowings. We use borrowings from the Federal Home Loan Bank of Indianapolis (FHLBI) consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments.  We also utilize retail and broker repurchase agreements as sources of borrowings.

The following table sets forth certain information regarding the Bank’s use of FHLBI borrowings.

	Year Ended September 30,
(Dollars in thousands)	2013	2012	2011
Maximum amount of FHLBI borrowings outstanding at any month-end during period	$89,348	$98,381	$78,162
Average FHLBI borrowings outstanding during period	69,198	67,346	63,990
Weighted average interest rate during period	1.53%	1.68%	1.71%
Balance outstanding at end of period	$89,348	$53,062	$53,137
Weighted average interest rate at end of period	1.15%	2.11%	1.89%

The outstanding balance of borrowings from the FHLBI increased $36.2 million from $53.1 million at September 30, 2012 to $89.3 million at September 30, 2013. FHLBI borrowings are primarily used to fund loan demand and to purchase available for sale securities.  See Note 13 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding FHLBI borrowings.

The following table sets forth certain information regarding the Bank’s use of borrowings under retail repurchase agreements.

	Year Ended September 30,
(Dollars in thousands)	2013	2012	2011
Maximum amount of retail repurchase agreements outstanding at any month-end during period	$1,335	$1,329	$1,321
Average retail repurchase agreements outstanding during period	1,332	1,324	1,316
Weighted average interest rate during period	0.45%	0.62%	0.63%
Balance outstanding at end of period	$1,335	$1,329	$1,321
Weighted average interest rate at end of period	0.25%	0.50%	0.63%

The following table sets forth certain information regarding the Bank’s use of borrowings under repurchase agreements with broker-dealers.

	Year Ended September 30,
(Dollars in thousands)	2013	2012	2011
Maximum amount of broker repurchase agreements outstanding at any month-end during period	$-	$15,047	$15,473
Average broker repurchase agreements outstanding during period	-	2,785	15,312
Weighted average interest rate during period	-	2.09%	2.07%
Balance outstanding at end of period	-	-	$15,082
Weighted average interest rate at end of period	-	-	1.62%

See Note 12 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding repurchase agreements.

Other Long-Term Debt. On July 27, 2012, FFCC, Inc. entered into a loan agreement with another financial institution to finance the retail development project discussed in Note 6 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.  The loan has a maximum commitment of $5 million and FFCC, Inc. had borrowed $5.0 million under the loan at September 30, 2013.  See Note 14 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding other long-term debt.

Results of Operations for the Years Ended September 30, 2013 and 2012

Overview. The Company reported net income of $4.7 million and net income available to common shareholders of $4.5 million ($1.99 per common share diluted; weighted average common shares outstanding of 2,269,063, as adjusted) for the year ended September 30, 2013, compared to net income of $4.3 million and net income available to common shareholders of $4.1 million ($1.85 per common share diluted; weighted average common shares outstanding of 2,230,188, as adjusted) for the year ended September 30, 2012.

As discussed in “Noninterest Expense” below, the Company recognized nonrecurring pretax charges totaling $597,000 during the year ended September 30, 2012 for the acquisition and integration of the First Federal branches, including data processing costs of $327,000, professional fees of $194,000 and other miscellaneous expenses of $76,000.

Net Interest Income.  Net interest income increased $1.9 million, or 9.0%, from $21.3 million for the year ended September 30, 2012 to $23.2 million for the year ended September 30, 2013 primarily as the result of an increase in the average balance of interest earning assets from 2012 to 2013, which more than offset a decrease in the interest rate spread from 2012 to 2013.  The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased from 4.07% for 2012 to 3.98% for 2013 due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 5.11% for 2012 to 4.75% for 2013, which more than offset a decrease in the average cost of interest-bearing liabilities from 1.04% for 2012 to 0.77% for 2013.

Total interest income increased $1.2 million, or 4.5% from $26.0 million for the year ended September 30, 2012 to $27.2 million for the year ended September 30, 2013. The increase in total interest income is due primarily to an increase in the average balance of interest earning assets of $68.3 million from $522.7 million for 2012 to $591.0 million for 2013, which more than offset the change in total interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 5.11% for 2012 to 4.75% for 2013. The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $31.4 million, investment securities of $34.5 million and interest-bearing deposits with banks of $1.9 million.

Interest income on loans increased $515,000, or 2.5%, from $20.6 million for 2012 to $21.1 million for 2013 despite a decrease in the average tax-equivalent yield on loans from 5.58% for 2012 to 5.27% for 2013, due to an increase in the average balance of loans outstanding of $31.3 million from $371.1 million for 2012 to $402.4 million for 2013.  The increase in the average balance of loans outstanding is due primarily to an increase in commercial real estate loans.  In an effort to increase the size and diversity of the loan portfolio, the Bank offered competitive rates on short-term commercial real estate mortgage loans and was successful in originating these loans, which minimized the attrition in the residential real estate, commercial business and consumer loan portfolios.

Interest income on investment securities increased $599,000, or 11.5%, from $5.2 million for 2012 to $5.8 million for 2013.  The increase in interest income on investment securities is due primarily to an increase in the average balance of investment securities of $34.5 million, or 25.1%, from $137.4 million for 2012 to $171.9 million for 2013, which more than offset the change in interest income on investment securities due to a decrease in the average tax-equivalent yield on investments securities from 4.26% for 2012 to 3.86% for 2013.  During 2013, in an effort to maximize earnings and diversify the asset portfolio, the Bank increased its investments in CMOs issued by U.S. government agencies and sponsored enterprises, and municipal bonds.

Total interest expense decreased $739,000, or 15.7%, due primarily to a decrease in the average cost of funds from 1.04% for 2012 to 0.77% for 2013, which more than offset the change in total interest expense due to a $62.7 million increase in the average balance of interest-bearing liabilities from $450.0 million for 2012 to $512.7 million for 2013.  The average balance of interest-bearing deposits increased $59.9 million, or 15.9%, from $378.3 million for 2012 to $438.2 million for 2013 and the average cost of funds for deposits was 0.92% for 2012 compared to 0.64% for 2013.  The increase in the average balance of deposits is due primarily to the acquisition of the First Federal branches in July 2012.  The average balance of borrowings increased $2.8 million, or 3.8%, from $71.7 million for 2012 to $74.5 million for 2013 and the average cost of funds for borrowings was 1.67% for 2012 compared to 1.53% for 2013.  The average cost of interest-bearing liabilities decreased for 2013 primarily as a result of a reduction in the rates offered on deposit accounts during 2013, the repricing of time deposits at lower market rates during 2013, and the use of a certain level of lower-cost borrowings.

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

	Year Ended September 30,
	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits with banks	$11,295	$29	0.26%	$9,346	$11	0.12%	$4,609	$18	0.39%
Loans	402,430	21,227	5.27	371,066	20,709	5.58	348,522	20,766	5.96
Investment securities	128,363	5,781	4.50	104,715	5,066	4.84	101,760	5,100	5.01
Mortgage-backed securities	43,502	845	1.94	32,635	785	2.41	16,381	504	3.08
Federal Home Loan Bank stock	5,415	200	3.69	4,965	151	3.04	4,194	112	2.67
Total interest-earning assets	591,005	28,082	4.75	522,727	26,722	5.11	475,466	26,500	5.57

Non-interest-earning assets	59,944			49,979			42,068
Total assets	$650,949			$572,706			$517,534

Liabilities and equity:
NOW accounts	$108,668	$314	0.29	$78,530	$424	0.54	$64,967	$342	0.53
Money market deposit accounts	69,736	276	0.40	48,878	347	0.71	37,150	276	0.74
Passbook accounts	65,950	60	0.09	48,055	125	0.26	40,398	103	0.25
Certificates of deposit	193,884	2,149	1.11	202,797	2,580	1.27	201,483	3,247	1.61
Total interest-bearing deposits	438,238	2,799	0.64	378,260	3,476	0.92	343,998	3,968	1.15

Borrowings (1)	74,478	1,137	1.53	71,743	1,199	1.67	80,618	1,417	1.76
Total interest-bearing liabilities	512,716	3,936	0.77	450,003	4,675	1.04	424,616	5,385	1.27

Non-interest-bearing deposits	49,886			40,304			31,485
Other non-interest-bearing liabilities	4,971			3,325			2,793
Total liabilities	567,573			493,632			458,894

Total equity	83,376			79,074			58,640
Total liabilities and equity	$650,949			$572,706			$517,534
Net interest income		$24,146			$22,047			$21,115
Interest rate spread			3.98%			4.07%			4.30%
Net interest margin			4.09%			4.22%			4.44%
Average interest-earning assets to average interest-bearing liabilities			115.27%			116.16%			111.98%

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

	Year Ended September 30, 2013 Compared to Year Ended September 30, 2012			Year Ended September 30, 2012 Compared to Year Ended September 30, 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$2	$16	$18	$(21)	$14	$(7)
Loans	1,511	(993)	518	(3,830)	3,773	(57)
Investment securities	1,038	(323)	715	201	(235)	(34)
Mortgage-backed securities	144	(84)	60	360	(79)	281
Other interest-earning assets	15	34	49	22	17	39
Total interest-earning assets	2,710	(1,350)	1,360	(3,268)	3,490	222

Interest expense:
Deposits	737	(1,414)	(677)	488	(980)	(492)
Federal Home Loan Bank advances	53	(115)	(62)	(149)	(69)	(218)
Total interest-bearing liabilities	790	(1,529)	(739)	339	(1,049)	(710)
Net increase (decrease) in net interest income	$1,920	$179	$2,099	$(3,607)	$4,539	$932

Provision for Loan Losses. The provision for loan losses increased $326,000, or 21.3%, from $1.5 million for the year ended September 30, 2012 to $1.9 million for the year ended September 30, 2013.  During 2013, the Bank had net charge-offs of $1.2 million compared to $1.3 million for 2012.  The gross loan portfolio increased $17.9 million from $400.2 million at September 30, 2012 to $418.1 million at September 30, 2013, primarily in the commercial real estate mortgage portfolio.  Nonperforming loans increased $3.3 million from $5.8 million at September 30, 2012 to $9.1 million at September 30, 2013, due primarily to a single commercial real estate loan with an outstanding balance of $4.0 million that was placed on nonaccrual status as of September 30, 2013 based on regulatory guidance. This loan is classified as a troubled debt restructuring, but the loan was current and performing according to the terms of the note as of September 30, 2013.  The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the growth in the commercial real estate mortgage loan portfolio and the increase in nonperforming loans during 2013.  See “Analysis of Nonperforming and Classified Assets” included herein.  It is management’s assessment that the allowance for loan losses at September 30, 2013 was adequate and appropriately reflected the inherent risk of loss in the Bank’s loan portfolio at that date.

Noninterest Income.  Noninterest income increased $836,000, or 24.4%, from $3.4 million for the year ended September 30, 2012 to $4.3 million for the year ended September 30, 2013.  The increase is due primarily to an increase in net gain on sale of loans of $313,000 from $197,000 in 2012 to $510,000 in 2013, and an increase in real estate lease income of $317,000, which was new in 2013 and relates to the real estate development discussed in Note 6 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report, and an increase in net gain on trading securities of $247,000 from $217,000 in 2012 to $464,000 in 2013.  These increases and additional gains were partially offset by a gain on a life insurance policy of $324,000 that was recognized in 2012.

Noninterest Expense. Noninterest expenses increased $1.7 million, or 9.5%, from $17.5 million for the year ended September 30, 2012 to $19.1 million for the year ended September 30, 2013.  The increase was due primarily to increases in compensation and benefits expense of $1.4 million and occupancy and equipment expense of $385,000, which more than offset decreases in advertising of $160,000 and data processing of $157,000.  The increase in compensation and benefits expense is due primarily to normal salary, wages and benefits increases, plus the addition of employees as a result of the acquisition of the First Federal branches and increased ESOP compensation expense of approximately $399,000 primarily due to the accelerated repayment of the ESOP loan during the December 2012 quarter. The increase in occupancy and equipment expense is due primarily to the operation of the acquired First Federal branches and the Bank’s new branch location in New Albany, Indiana, which opened in August 2013. The decrease in advertising expense was due primarily to a rebranding and advertising campaign for the Bank’s new ‘look’ and logo in 2012. The decreases in data processing are due primarily to expenditures associated with the acquisition and integration of the First Federal branches in 2012.

Income Tax Expense. The Company recognized income tax expense of $1.8 million for the year ended September 30, 2013, for an effective tax rate of 27.8%, compared to income tax expense of $1.5 million, for an effective tax rate of 25.4%, for the year ended September 30, 2012. The higher effective tax rate for the year ended September 30, 2013 was due primarily to a lower level of tax exempt income for 2013.  See Note 18 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding income taxes.

Risk Management

Overview.  Managing risk is essential to successfully managing a financial institution.  Our most prominent risk exposures are credit risk, interest rate risk and market risk.  Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due.  Interest rate risk is the potential reduction of interest income as a result of changes in interest rates.  Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis.  Other risks that we face are operational risks, liquidity risks and reputation risk.  Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery.  Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers.  Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue or in the value of our common stock once we become a public company.  The Company implemented an enterprise risk management structure during 2012 in order to better manage and mitigate these identified and perceived risks.

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

The following table provides information with respect to our nonperforming assets at the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be troubled debt restructurings.  The Bank had twenty-three troubled debt restructurings totaling $5.9 million, which were performing according to their terms and on accrual status, as of September 30, 2013.  See Note 5 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding trouble debt restructurings.

	At September 30,
(Dollars in thousands)	2013	2012	2011	2010	2009
Non-accrual loans:
Residential real estate	$3,519	$2,775	$3,758	$2,753	$1,995
Commercial real estate	4,817	899	1,133	843	1,022
Multi-family	–	–	–	–	–
Construction	29	174	174	490	461
Land and land development	–	–	340	–	537
Commercial business	218	66	2	207	572
Consumer	310	175	215	303	145
Total (1)	8,893	4,089	5,622	4,596	4,732

Accruing loans past due 90 days or more:
Residential real estate	143	1,548	603	602	128
Commercial real estate	–	3	949	327	–
Multi-family	–	–	–	–	–
Construction	–	–	–	272	228
Land and land development	–	–	–	–	–
Commercial business	–	98	99	137	67
Consumer	21	94	61	62	119
Total	164	1,743	1,712	1,400	542
Total non-performing loans	9,057	5,832	7,334	5,996	5,274

Trouble debt restructurings classified as performing loans:
Residential real estate	2,187	2,993	1,499	–	–
Commercial real estate	1,274	1,290	812	–	–
Multifamily	2,306	2,356	–	–	–
Commercial business	17	14	–	–	–
Consumer	146	158	–	–	–
Total troubled debt restructurings classified as performing loans	5,930	6,811	2,311	–	–

Real estate owned	799	1,481	1,028	1,331	1,589
Other non-performing assets	2	–	126	171	64
Total non-performing assets	$15,788	$14,124	$10,799	$7,498	$6,927

Total non-performing loans to total loans	2.17%	1.46%	2.02%	1.71%	1.47%
Total non-performing loans to total assets	1.37%	0.91%	1.37%	1.17%	1.10%
Total non-performing assets to total assets	2.39%	2.21%	2.01%	1.47%	1.44%
(1)   Total nonaccrual loans at September 30, 2010 includes four trouble debt restructurings totaling $592,000 that were on non-accrual as of that date.  Total nonaccrual loans at September 30, 2013 includes seven trouble debt restructurings totaling $4.8 million that were on non-accrual as of that date.

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

The following table shows the aggregate amounts of investment in classified and criticized assets at the dates indicated.

	At September 30,
(In thousands)	2013	2012	2011
Special mention assets	$7,256	$10,595	$6,962

Substandard assets (1)	18,965	22,734	26,989
Doubtful assets	1,087	1,055	1,317
Loss assets	–	–	–
Total classified assets	20,052	23,789	28,306

Total criticized assets	$27,308	$34,384	$35,268

(1)   Includes substandard loans and investment securities, other real estate owned and repossessed assets.

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

At September 30, 2013, the Company held twenty privately-issued CMO and ABS securities with an aggregate amortized cost of $2.9 million and fair value of $4.2 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.  Based on an independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO or ABS portfolio.  At September 30, 2012, the Company held eighteen privately-issued CMO and ABS securities with an aggregate amortized cost of $3.0 million and fair value of $3.9 million that had been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30,				At September 30,
	2013				2012
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	68	$4,188	37	$2,731	88	$6,400	42	$4,055
Commercial real estate	3	504	4	696	4	120	4	842
Multi-family	1	35	–	–	–	–	–	–
Construction	–	–	–	–	–	–	–	–
Land and land development.	1	9	–	–	2	50	–	–
Commercial business	1	–	2	217	5	107	3	163
Consumer	26	237	11	218	39	380	11	176
Total	100	$4,973	54	$3,862	138	$7,057	60	$5,237

	At September 30,
	2011
	30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	66	$4,911	28	$2,191
Commercial real estate	4	613	6	1,966
Multi-family	–	–	–	–
Construction	–	–	2	174
Land and land development....	1	45	1	341
Commercial business	7	1,040	3	100
Consumer	39	515	14	145
Total	117	$7,124	54	$4,917

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

Specific Allowance Required for Identified Problem Loans.  For substandard and doubtful loans that are also classified as impaired we establish a specific allowance when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan.

General Allowance on the Remainder of the Loan Portfolio.  We establish a general allowance for loans that are not currently classified as impaired in order to recognize the inherent losses associated with lending activities.  The general allowance covers unimpaired loans and is based on historical loss experience adjusted for qualitative factors such as changes in economic conditions, changes in the volume of past due and non-accrual loans and classified assets, changes in the nature and volume of the portfolio, changes in the value of underlying collateral for collateral dependent loans, concentrations of credit, and other factors.

Unallocated Allowance.  We may establish an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses.  Any unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimate specific and general losses in the loan portfolio.  There was no unallocated allowance for loan losses at September 30, 2013, 2012 and 2011.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2013			2012			2011
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$780	14.08%	44.10%	$908	18.51%	47.72%	$833	17.83%	46.65%
Commercial real estate	2,826	51.03	28.17	2,204	44.92	22.56	1,314	28.13	20.25
Multi-family	249	4.50	6.40	389	7.93	5.97	604	12.93	6.86
Construction	229	4.14	4.61	52	1.06	3.98	56	1.20	3.34
Land and land development	299	5.40	2.73	2	0.04	3.08	53	1.13	3.57
Commercial business	907	16.38	7.56	1,084	22.10	9.04	1,525	32.64	11.19
Consumer	248	4.47	6.43	267	5.44	7.65	287	6.14	8.14
Total allowance for loan losses	$5,538	100.00%	100.00%	$4,906	100.00%	100.00%	$4,672	100.00%	100.00%

	At September 30,
	2010			2009
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$1,242	32.59%	49.33%	$1,493	40.40%	51.61%
Commercial real estate	600	15.74	15.45	271	7.33	13.36
Multi-family	369	9.68	5.84	–	–	3.50
Construction	218	5.72	7.38	302	8.17	6.17
Land and land development	62	1.63	2.60	258	6.98	3.11
Commercial business	891	23.38	8.86	444	12.02	10.25
Consumer	429	11.26	10.54	927	25.10	12.00
Total allowance for loan losses	$3,811	100.00%	100.00%	$3,695	100.00%	100.00%

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

Analysis of Loan Loss Experience.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2013	2012	2011	2010	2009
Allowance for loan losses at beginning of period	$4,906	$4,672	$3,811	$3,695	$1,729
Provision for loan losses	1,858	1,532	1,605	1,604	819
Charge offs:
Residential real estate	284	510	651	334	580
Commercial real estate	11	543	68	–	–
Multi-family	–	85	–	–	–
Construction	–	–	8	–	–
Land and land development	–	–	–	5	–
Commercial business	1,013	33	86	964	39
Consumer	111	304	287	340	209
Total charge-offs	1,419	1,475	1,100	1,643	828

Recoveries:
Residential real estate	65	109	79	68	57
Commercial real estate	25	–	–	–	–
Multi-family	–	–	–	–	–
Land and land development	–	–	–	–	–
Construction	–	–	–	–	–
Commercial business	41	2	214	–	–
Consumer	62	66	63	87	82
Total recoveries	193	177	356	155	139
Net charge-offs	1,226	1,298	744	1,488	689
Increase due to acquisition of Community First	–	–	–	–	1,836
Allowance for loan losses at end of period	$5,538	$4,906	$4,672	$3,811	$3,695
Allowance for loan losses to non-performing loans	61.15%	84.12%	63.70%	63.88%	70.06%
Allowance for loan losses to total loans outstanding at the end of the period	1.32%	1.23%	1.29%	1.09%	1.03%
Net charge-offs to average loans outstanding during the period	0.30%	0.35%	0.21%	0.42%	0.38%

Interest Rate Risk Management.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration and generally selling in the secondary market substantially all newly originated, fixed rate one-to four-family residential real estate loans.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments; however, we acquired an interest rate cap contract in the acquisition of Community First.  See Note 23 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the use of derivative instruments.

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2013 and 2012 financial information.

	At September 30, 2013		At September 30, 2012
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$(99)	(0.45)%	$411	1.80%
200bp	(111)	(0.50)	274	1.20
100bp	(69)	(0.31)	107	0.47
Static	-	-	-	-
(100)bp	260	1.17	6	0.03

At September 30, 2013, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $69,000 or 0.31% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 0.50% and 0.45%, respectively.

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that Company’s EVE could change as follows, relative to our base case scenario, based on September 30, 2013 and 2012 financial information.

	At September 30, 2013
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$77,012	$(25,354)	(24.77)%	13.07%	(246)	bp
200bp	85,452	(16,914)	(16.52)	13.97	(156)	bp
100bp	95,583	(6,783)	(6.63)	15.02	(51)	bp
Static	102,366	-	-	15.53	-	bp
(100)bp	95,248	(7,118)	(6.95)	14.26	(127)	bp

	At September 30, 2012
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$69,309	$(14,990)	(17.78)%	11.99%	(120)	bp
200bp	76,110	(8,189)	(9.71)	12.70	(49)	bp
100bp	82,119	(2,180)	(2.59)	13.23	4	bp
Static	84,299	-	-	13.19	-	bp
(100)bp	82,060	(2,239)	(2.66)	12.67	(52)	bp

The previous table indicates that at September 30, 2013, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 to 300 basis point increase and/or 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at September 30, 2013 comprised approximately 55.2% of the loan portfolio.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2013, cash and cash equivalents totaled $20.8 million.  Securities classified as trading and available-for-sale, amounting to $3.2 million and $164.2 million, respectively, at September 30, 2013, provide additional sources of liquidity.  At September 30, 2013, we had the ability to borrow a total of approximately $110.0 million from the FHLBI, of which $89.3 million was borrowed and outstanding.  See Note 13 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding FHLBI borrowings.  In addition, we had the ability to borrow the lesser of $10 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at September 30, 2013.  The Bank had no outstanding federal funds purchased under the facility at September 30, 2013.  See Note 11 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding federal funds purchased borrowings.

At September 30, 2013, the Bank had $64.5 million in commitments to extend credit outstanding.  Certificates of deposit due within one year of September 30, 2013 totaled $85.4 million, or 48.9% of certificates of deposit.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At September 30, 2013, the Company had liquid assets of $1.7 million.

The following tables present certain of our contractual obligations as of September 30, 2013.

	Payments due by period
(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Deferred director fee agreements	$729	$5	$9	$9	$706
Deferred compensation agreements (1)	147	39	90	18	–
Operating lease obligations	5	5	–	–	–
Repurchase agreements	1,335	1,335	–	–	–
FHLBI borrowings	89,348	44,348	20,000	25,000	–
Other long-term debt	4,973	168	356	386	4,063
Total	$96,537	$45,900	$20,455	$25,413	$4,769

(1)	Includes deferred compensation agreement with a former officer that calls for annual payments of $9,000 until his death.
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

Financing and Investing Activities

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended September 30,
(In thousands)	2013	2012	2011
Investing activities:
Loan purchases	$–	$(38,331)	$–
Loan originations	(138,111)	(93,666)	(98,147)
Loan principal repayments	96,619	82,466	71,898
Loan sales	23,546	12,385	13,229
Proceeds from maturities and principal repayments of investment securities	21,271	25,847	32,204
Proceeds from maturities and principal repayments of mortgage-backed securities	11,629	9,596	6,177
Proceeds from sales of investment securities available- for-sale	801	2,265	6,941
Proceeds from sales of mortgage-backed securities available-for-sale	–	–	154
Purchases of investment securities	(39,591)	(43,014)	(39,813)
Purchases of mortgage-backed securities	(11,361)	(33,763)	(9,157)

Financing activities:
Increase (decrease) in deposits	(16,508)	(9,933)	21,465
Decrease in federal funds purchased	–	–	–
Increase (decrease) in repurchase agreements	6	(15,074)	(418)
Increase (decrease) in FHLBI borrowings	36,286	(75)	(14,022)
Increase other long-term debt	2,841	2,132	–

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2013, the Bank exceeded all of its regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.  See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement,” and Note 27 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.  The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  See “Item 1. Business- Regulation and Supervision -Basel III.”

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

For the year ended September 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this annual report have been prepared according to accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2013 is effective.

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

Item 9B.         OTHER INFORMATION

None.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”).

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

The following table sets forth information as of September 30, 2013 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	245,232	$13.25	–

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	245,232	$13.25	–

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
3.2	Articles of Amendment to the Articles of Incorporation for the Series A Preferred Stock (2)
3.3	Bylaws of First Savings Financial Group, Inc. (1)
4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
10.1	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank, F.S.B. and Larry W. Myers, dated October 7, 2009* (3)
10.2	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank, F.S.B. and John P. Lawson, Jr., dated October 7, 2009* (3)
10.3	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank, F.S.B. and Anthony A. Schoen, dated October 7, 2009* (3)
10.4	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank, F.S.B. and Samuel E. Eckart, dated October 7, 2009* (3)
10.5	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (4)
10.6	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (4)
10.7	Securities Purchase Agreement, dated August 11, 2011, between the Company and the Secretary of the Treasury with respect to the Series A Preferred Stock (2)
10.8	Amended and Restated Director Deferred Compensation Agreement* (1)
21.0	Subsidiaries of the Registrant
23.0	Consent of Monroe Shine & Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement
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

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 30, 2013	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer	December 30, 2013
Larry W. Myers	and Director
(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	December 30, 2013
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John P. Lawson, Jr.	Chief Operating Officer and Director	December 30, 2013
John P. Lawson, Jr.

/s/ Samuel E. Eckart	Executive Vice President and Director	December 30, 2013
Samuel E. Eckart

/s/ Charles E. Becht, Jr.	Director	December 30, 2013
Charles E. Becht, Jr.

/s/ Cecile A. Blau	Director	December 30, 2013
Cecile A. Blau

/s/ Gerald Wayne Clapp, Jr.	Director	December 30, 2013
Gerald Wayne Clapp, Jr.

/s/ Michael F. Ludden	Director	December 30, 2013
Michael F. Ludden

/s/ Douglas A. York	Director	December 30, 2013
Douglas A. York

/s/ Vaughn K. Timberlake	Director	December 30, 2013
Vaughn K. Timberlake

/s/ Frank N. Czeschin	Director	December 30, 2013
Frank N. Czeschin

/s/ John E. Colin	Director	December 30, 2013
John E. Colin

FIRST SAVINGS FINANCIAL GROUP, INC.
AND SUBSIDIARIES -
CLARKSVILLE, INDIANA

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
SEPTEMBER 30, 2013 AND 2012

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
First Savings Financial Group, Inc.
Clarksville, Indiana

We have audited the accompanying consolidated balance sheets of First Savings Financial Group, Inc. and Subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Savings Financial Group, Inc. and Subsidiaries as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New Albany, Indiana
December 30, 2013

Monroe Shine & Co., Inc. ♦ Certified Public Accountants and Business Consultants

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND 2012

(In thousands, except share and per share data)	2013	2012
ASSETS
Cash and due from banks	$9,607	$27,569
Interest-bearing deposits with banks	11,208	11,222
Total cash and cash equivalents	20,815	38,791
Interest-bearing time deposits	1,500	-
Trading account securities, at fair value	3,210	3,562
Securities available for sale, at fair value	164,167	152,543
Securities held to maturity (fair value of $6,514 in 2013 and $8,314 in 2012)	6,417	7,848
Loans held for sale	399	643
Loans, net of allowance for loan losses of $5,538 in 2013 and $4,906 in 2012	408,375	389,067
Federal Home Loan Bank stock, at cost	5,500	5,400
Real estate development and construction	7,178	4,538
Premises and equipment	14,842	10,907
Other real estate owned, held for sale	799	2,081
Accrued interest receivable:
Loans	1,208	1,358
Securities	1,183	1,054
Cash surrender value of life insurance	12,933	8,548
Goodwill	7,936	7,936
Core deposit intangibles	2,069	2,413
Other assets	1,924	2,224

Total Assets	$660,455	$638,913
LIABILITIES
Deposits:
Noninterest-bearing	$50,093	$50,502
Interest-bearing	427,633	443,732
Total deposits	477,726	494,234
Repurchase agreements	1,335	1,329
Borrowings from Federal Home Loan Bank	89,348	53,062
Other long-term debt	4,973	2,132
Accrued interest payable	184	236
Advance payments by borrowers for taxes and insurance	707	622
Accrued expenses and other liabilities	3,929	4,372
Total Liabilities	578,202	555,987
STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued and outstanding 17,120 shares; aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares; outstanding 2,299,654 and 2,329,681 shares in 2013 and 2012, respectively	25	25
Additional paid-in capital - preferred	17,120	17,120
Additional paid-in capital - common	25,464	24,901
Retained earnings - substantially restricted	42,870	39,917
Accumulated other comprehensive income	1,468	5,609
Unearned ESOP shares	(865)	(1,198)
Unearned stock compensation	(422)	(682)
Less treasury stock, at cost - 242,388 shares (212,361 shares at September 30, 2012)	(3,407)	(2,766)
Total Stockholders' Equity	82,253	82,926

Total Liabilities and Stockholders' Equity	$660,455	$638,913

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2013 AND 2012

(In thousands, except share and per share data)	2013	2012

INTEREST INCOME
Loans, including fees	$21,126	$20,611
Securities:
Taxable	4,255	3,999
Tax-exempt	1,565	1,222
Dividend income	200	151
Interest-bearing deposits with banks	29	11
Total interest income	27,175	25,994

INTEREST EXPENSE
Deposits	2,799	3,476
Repurchase agreements	6	67
Borrowings from Federal Home Loan Bank	1,059	1,132
Loans payable	72	-
Total interest expense	3,936	4,675
Net interest income	23,239	21,319
Provision for loan losses	1,858	1,532
Net interest income after provision for loan losses	21,381	19,787

NONINTEREST INCOME
Service charges on deposit accounts	1,251	1,254
Net gain on sales of available for sale securities	1	30
Net gain on trading account securities	464	217
Unrealized loss on derivative contract	-	(39)
Net gain on sales of loans	510	197
Increase in cash surrender value of life insurance	387	289
Gain on life insurance	-	324
Commission income	293	283
Real estate lease income	317	-
Other income	1,035	867
Total noninterest income	4,258	3,422

NONINTEREST EXPENSE
Compensation and benefits	10,510	9,079
Occupancy and equipment	2,260	1,875
Data processing	1,186	1,343
Advertising	449	609
Professional fees	914	979
FDIC insurance premiums	473	368
Net loss on other real estate owned	181	199
Other operating expenses	3,159	3,012
Total noninterest expense	19,132	17,464
Income before income taxes	6,507	5,745
Income tax expense	1,811	1,458
Net Income	$4,696	$4,287

Preferred stock dividends declared	171	171
Net Income Available to Common Shareholders	$4,525	$4,116

Net income per common share:
Basic	$2.09	$1.90
Diluted	$1.99	$1.85
Weighted average common shares outstanding:
Basic	2,168,770	2,163,552
Diluted	2,269,063	2,230,188
Dividends per common share	$0.70	$-

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2013 AND 2012

(In thousands)	2013	2012

Net Income	$4,696	$4,287

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(6,274)	3,446
Income tax (expense) benefit	2,133	(1,172)
Net of tax amount	(4,141)	2,274
Less: reclassification adjustment for realized gains included in net income	(1)	(30)
Income tax expense	1	11
Net of tax amount	-	(19)
Other Comprehensive Income (Loss)	(4,141)	2,255
Comprehensive Income	$555	$6,542

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2013 AND 2012

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Balances at October 1, 2011	$-	$25	$41,729	$35,801	$3,354	$(2,285)	$(2,023)	$76,601
Net income	-	-	-	4,287	-	-	-	4,287
Other comprehensive income	-	-	-	-	2,255	-	-	2,255
Preferred stock dividends	-	-	-	(171)	-	-	-	(171)
Stock compensation expense	-	-	185	-	-	261	-	446
Shares released by ESOP trust	-	-	107	-	-	144	-	251
Purchase of 40,028 treasury shares	-	-	-	-	-	-	(743)	(743)

Balances at September 30, 2012	$-	$25	$42,021	$39,917	$5,609	$(1,880)	$(2,766)	$82,926
Net income	-	-	-	4,696	-	-	-	4,696
Other comprehensive loss	-	-	-	-	(4,141)	-	-	(4,141)
Preferred stock dividends	-	-	-	(171)	-	-	-	(171)

Common stock dividends ($0.70 per share)	-	-	-	(1,572)	-	-	-	(1,572)
Stock compensation expense	-	-	222	-	-	261	-	483
Shares released by ESOP trust	-	-	341	-	-	332	-	673
Purchase of 30,027 treasury shares	-	-	-	-	-	-	(641)	(641)

Balances at September 30, 2013	$-	$25	$42,584	$42,870	$1,468	$(1,287)	$(3,407)	$82,253

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2013 AND 2012

(In thousands)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,696	$4,287
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,858	1,532
Depreciation and amortization	1,241	996
Amortization of premiums and accretion of discounts on securities, net	615	384
(Increase) decrease in trading account securities	352	(3,562)
Loans originated for sale	(16,435)	(10,087)
Proceeds on sales of loans	17,189	9,641
Net gain on sales of loans	(510)	(197)
Net realized and unrealized (gain) loss on other real estate owned	(42)	39
Net gain on sales of available for sale securities	(1)	(30)
Unrealized loss on derivative contract	-	39
Gain on life insurance	-	(324)
Increase in cash surrender value of life insurance	(387)	(289)
Deferred income taxes	513	160
ESOP and stock compensation expense	1,063	664
(Increase) decrease in accrued interest receivable	21	(144)
Decrease in accrued interest payable	(52)	(185)
Change in other assets and liabilities, net	1,801	1,404
Net Cash Provided By Operating Activities	11,922	4,328

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(1,500)	-
Purchase of securities available for sale	(50,951)	(76,777)
Proceeds from sales of securities available for sale	801	2,265
Proceeds from maturities of securities available for sale	12,223	12,698
Proceeds from maturities of securities held to maturity	767	620
Principal collected on securities	19,910	22,125
Net increase in loans	(21,670)	(4,732)
Purchase of Federal Home Loan Bank stock	(100)	(1,000)
Investment in cash surrender value of life insurance	(4,000)	-
Proceeds from life insurance	606	-
Proceeds from sale of foreclosed real estate	1,146	468
Investment in real estate development and construction	(2,727)	(4,538)
Purchase of premises and equipment	(4,745)	(856)
Net cash received in acquisition of First Federal Savings Bank branches	-	80,632
Net Cash Provided By (Used In) Investing Activities	(50,240)	30,905

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(16,508)	(9,933)
Net increase (decrease) in repurchase agreements	6	(15,074)
Increase in Federal Home Loan Bank line of credit	9,348	-
Proceeds from Federal Home Loan Bank advances	130,000	100,000
Repayment of Federal Home Loan Bank advances	(103,062)	(100,075)
Proceeds from other long-term debt	2,868	2,132
Repayment of other long-term debt	(27)	-
Net increase in advance payments by borrowers for taxes and insurance	85	292
Purchase of treasury stock	(625)	(743)
Dividends paid on preferred stock	(171)	(244)
Dividends paid on common stock	(1,572)	-
Net Cash Provided By (Used In) Financing Activities	20,342	(23,645)

Net Increase (Decrease) in Cash and Cash Equivalents	(17,976)	11,588

Cash and cash equivalents at beginning of period	38,791	27,203

Cash and Cash Equivalents at End of Period	$20,815	$38,791

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

(1)	SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES

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

Statements of Cash Flows

For purposes of the statements of cash flows, the Company has defined cash and cash equivalents as cash on hand, amounts due from banks (including cash items in process of clearing) and interest-bearing deposits with other banks having an original maturity of 90 days or less.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate and other assets acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowances for loan losses and other real estate owned, management obtains independent appraisals for significant properties.

A majority of the Bank’s loan portfolio consists of single-family residential and commercial real estate loans in the southern Indiana area.  Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in local market conditions.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(1 - continued)

Use of Estimates - continued

While management uses available information to recognize losses on loans and other real estate owned, further reductions in the carrying amounts of loans and other real estate owned may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and other real estate owned.  Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible the estimated losses on loans and other real estate owned may change materially in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

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
SEPTEMBER 30, 2013 AND 2012

(1 - continued)

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

Investments in non-marketable equity securities such as Federal Home Loan Bank (“FHLB”) stock are carried at cost.  Impairment testing on these investments is based on applicable accounting guidance and the cost basis is reduced when impairment is deemed to be other-than-temporary.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value.  The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage loan commitments at market rates when initiated.  At September 30, 2013, the Bank had commitments to originate $1.3 million in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed.  Fair value is estimated based on fees that would be charged on commitments with similar terms.

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
SEPTEMBER 30, 2013 AND 2012

(1 - continued)

Loans and Allowance for Loan Losses - continued

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

During the years ended September 30, 2013 and 2012, the Company recognized partial charge-offs on loans totaling $306,000 and $219,000, respectively.  At September 30, 2013 and 2012, the Company had three outstanding loans with an aggregate recorded investment of $920,000 on which partial charge-offs totaling $525,000 had been recorded.

Consumer loans are typically charged off at 90 days past due, or earlier if deemed uncollectible, unless the loans are in the process of collection.  Overdrafts are charged off after 45 days past due.  Charge-offs are typically recorded on loans secured by real estate when the property is foreclosed upon when the carrying value of the loan exceeds the property’s fair value less the estimated costs to sell.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(1 - continued)

Loans and Allowance for Loan Losses - continued

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The Company uses a disciplined process and methodology to evaluate the allowance for loan losses on at least a quarterly basis that is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The general component covers non-classified loans and classified loans that are found, upon individual evaluation, to not be impaired.  Such loans are pooled by segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 36-month period.  This actual loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis based on the risks present for each portfolio segment.  Management considers changes and trends in the following qualitative loss factors:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in the volume and term of new loan originations; national and local economic trends and conditions; changes in lending policies, procedures and practices; changes in the experience and ability of lending management and other staff; changes in the quality and depth of the internal loan review process; trends in collateral valuation in the Company’s lending area; and other factors as determined by management.  Each qualitative factor is evaluated and a qualitative factor adjustment is applied to the actual historical loss factors in determining the adjusted loss factors used in management’s allowance for loan losses adequacy calculation.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors.  Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

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
SEPTEMBER 30, 2013 AND 2012

(1 - continued)

Loans and Allowance for Loan Losses - continued

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

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended September 30, 2013 and 2012.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

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

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other known defects.  New appraisals are generally obtained for all significant properties when a loan is identified as impaired.  Generally, a property is considered significant if the value of the property is estimated to exceed $250,000.  Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of a collateral property securing an impaired loan.  In instances where it is not deemed necessary to obtain a new appraisal, management would base its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property.

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

A TDR can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower.  Generally, a nonaccrual loan that is restructured in a TDR remains on nonaccrual status for a period of at least six months following the restructuring to ensure that the borrower performs in accordance with the restructured terms including consistent and timely payments of at least six consecutive months according to the restructured terms.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(1 - continued)

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

Other Real Estate Owned

Other real estate owned includes formally foreclosed property, in-substance foreclosed property and former banking facilities held for sale.  In-substance foreclosed properties are those properties for which the Company has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed real estate is recorded at its fair value less estimated costs to sell, which becomes the property’s new basis.  Any write-downs based on the property’s fair value at date of acquisition are charged to the allowance for loan losses.  After foreclosure or the decision to classify property as held for sale, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell.  Costs incurred in maintaining other real estate owned and subsequent impairment adjustments to the carrying amount of a property, if any, are included in noninterest expense.

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
SEPTEMBER 30, 2013 AND 2012

(1 - continued)

Goodwill and Other Intangibles – continued

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

Benefit Plans

The Bank provides a contributory defined contribution plan available to all eligible employees.  The Company established a leveraged employee stock ownership plan (“ESOP”) on October 6, 2008 that includes substantially all employees.  The Company accounts for the employee stock ownership plan in accordance with ASC Topic 718-40, Employee Stock Ownership Plans.  Dividends declared on allocated shares are recorded as a reduction of retained earnings and paid to the participants’ accounts or used for additional debt service on the ESOP loan.  Dividends declared on unallocated shares are not considered dividends for financial reporting purposes and are used for additional debt service on the ESOP loan.  As shares are committed to be released for allocation to participants’ accounts, compensation expense is recognized based on the average fair value of the shares and the shares become available for earnings per share calculations.

Stock Based Compensation

The Company has adopted the fair value based method of accounting for stock-based compensation prescribed in ASC Topic 718 for its stock plan.

Income Taxes

When income tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to some degree of uncertainty regarding the merits of the position taken or the amount of the position that would be sustained.  The Company recognizes the benefits of a tax position in the consolidated financial statements of the period during which, based on all available evidence, management believes it is more-likely-than-not (more than 50 percent probable) that the tax position would be sustained upon examination.  Income tax positions that meet the more-likely-than-not threshold are measured as the largest amount of income tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with the income tax positions claimed on income tax returns that exceeds the amount measured as described above is reflected as a liability for unrecognized income tax benefits in the consolidated balance sheets, along with any associated interest and penalties that would be payable to the taxing authorities, if there were an examination.  Interest and penalties associated with unrecognized income tax benefits are classified as additional income taxes in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(1 - continued)

Income Taxes – continued

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
SEPTEMBER 30, 2013 AND 2012

(1 - continued)

Recent Accounting Pronouncements – continued

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The amendments in ASU No. 2013-11 to Topic 740, Income Taxes, provide guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

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
SEPTEMBER 30, 2013 AND 2012

(3)	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are unavailable for investment but are interest-bearing.  The average amount of those reserve balances was approximately $6.3 million and $2.8 million for the years ended September 30, 2013 and 2012, respectively.

(4)	INVESTMENTSECURITIES

Investment securities have been classified according to management’s intent.

Trading Account Securities

On May 31, 2012, the Company invested in a managed brokerage account that invests in small and medium lot, investment grade municipal bonds.  The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission.  Trading account securities recorded at fair value totaled $3.2 million and $3.6 million as of September 30, 2013 and 2012, respectively, comprised of investment grade municipal bonds.  During the year ended September 30, 2013, the Company reported net gains on trading account securities of $464,000, including net realized gains on the sale of securities of $472,000, partially offset by net unrealized losses on securities still held as of the balance sheet date of $8,000.  During the year ended September 30, 2012, the Company reported net gains on trading account securities of $217,000, including net realized gains on the sale of securities of $165,000 and net unrealized gains on securities still held as of the balance sheet date of $52,000.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2013:
Securities available for sale:

Agency bonds and notes	$15,877	$10	$690	$15,197
Agency mortgage-backed	41,720	285	291	41,714
Agency CMO	24,200	199	325	24,074
Privately-issued CMO	3,881	735	-	4,616
Privately-issued ABS	5,829	1,972	2	7,799
SBA certificates	2,081	12	-	2,093
Municipal obligations	68,072	2,057	1,548	68,581
Subtotal – debt securities	161,660	5,270	2,856	164,074

Equity securities	-	93	-	93

Total securities available for sale	$161,660	$5,363	$2,856	$164,167

Securities held to maturity:

Agency mortgage-backed	$721	$52	$-	$773
Municipal	5,696	45	-	5,741

Total securities held to maturity	$6,417	$97	$-	$6,514

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(4 – continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2012:
Securities available for sale:

Agency bonds and notes	$15,940	$124	$-	$16,064
Agency mortgage-backed	42,255	1,165	-	43,420
Agency CMO	17,186	358	3	17,541
Privately-issued CMO	4,283	1,006	-	5,289
Privately-issued ABS	5,797	1,481	51	7,227
Municipal obligations	58,135	4,838	40	62,933
Subtotal – debt securities	143,596	8,972	94	152,474

Equity securities	-	69	-	69

Total securities available for sale	$143,596	$9,041	$94	$152,543

Securities held to maturity:

Agency mortgage-backed	$1,342	$118	$-	$1,460
Municipal obligations	6,506	348	-	6,854

Total securities held to maturity	$7,848	$466	$-	$8,314

The amortized cost and fair value of available for sale and held to maturity debt securities as of September 30, 2013 by contractual maturity are shown below.  Expected maturities of mortgage and other asset-backed securities may differ from contractual maturities because the mortgages and other assets underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due within one year	$2,138	$2,139	$634	$639
Due after one year through five years	3,959	4,015	2,162	2,179
Due after five years through ten years	19,820	19,756	1,680	1,696
Due after ten years	58,032	57,868	1,220	1,227
	83,949	83,778	5,696	5,741

Equity securities	-	93	-	-
CMO	28,081	28,690	-	-
ABS	5,829	7,799	-	-
SBA certificates	2,081	2,093	-	-
Mortgage-backed securities	41,720	41,714	721	773

	$161,660	$164,167	$6,417	$6,514

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(4 – continued)

Information pertaining to securities with gross unrealized losses at September 30, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses

Securities available for sale:

Continuous loss position less than twelve months:
Agency bonds and notes	7	$13,477	$690
Agency mortgage-backed	16	22,312	291
Agency CMO	6	13,796	325
Privately-issued ABS	2	143	2
Municipal	40	24,181	1,515

Total less than twelve months	71	73,909	2,823

Continuous loss position more than twelve months:
Municipal obligations	1	217	33

Total more than twelve months	1	217	33

Total securities available for sale	72	$74,126	$2,856

At September 30, 2013, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at September 30, 2013 had depreciated approximately 3.71% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 2.28% and a weighted-average coupon rate of 3.41% at September 30, 2013.

U.S. government agency notes, mortgage-backed securities and CMOs, and municipal bonds in loss positions at September 30, 2013 had depreciated approximately 3.71% from the Company’s amortized cost basis as of September 30, 2013.  All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project reserves.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis.  At September 30, 2013, the Company held twenty privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $2.9 million and fair value of $4.2 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(4 – continued)

At September 30, 2013, the two privately-issued CMOs in loss positions had depreciated approximately 1.38% from the Company’s carrying value and include securities collateralized by residential mortgage loans and residential home equity lines of credit.  These two securities had an aggregate fair value of $143,000 and an aggregate unrealized loss of $2,000 at September 30, 2013 and were rated below investment grade by a nationally recognized statistical rating organization (“NRSRO”).  Based on the independent third party analysis of the expected cash flows, management has determined that the declines in value for these securities are temporary and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO and ABS portfolios.  While the Company did not recognize a credit-related impairment loss at September 30, 2013, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

The unrealized losses on U.S. government agency notes, mortgage-backed securities and CMOs, and municipal bonds relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the year ended September 30, 2013, the Company realized gross gains on sales of available for sale U.S. government agency notes of $1,000.  The Company realized gross gains on sales of available for sale U.S. government agency notes of $18,000 and municipal bonds of $12,000 for the year ended September 30, 2012.

Certain available for sale debt securities were pledged under repurchase agreements during the years ended September 30, 2013 and 2012, and may be pledged to secure federal funds borrowings and FHLB borrowings (see Notes 11, 12 and 13).

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2013 and 2012 consisted of the following:

(In thousands)	2013	2012

Real estate mortgage:
1-4 family residential	$184,390	$190,958
Commercial	117,782	90,290
Multifamily residential	26,759	23,879
Residential construction	12,537	10,748
Commercial construction	6,730	5,182
Land and land development	11,396	12,320
Commercial business	31,627	36,189
Consumer:
Home equity	17,133	18,294
Auto	6,519	8,219
Other consumer	3,266	4,114
Gross loans	418,139	400,193
Undisbursed portion of construction loans	(4,389)	(6,602)
Principal loan balance	413,750	393,591

Deferred loan origination fees and costs, net	163	382
Allowance for loan losses	(5,538)	(4,906)

Loans, net	$408,375	$389,067

Mortgage loans serviced for the benefit of others amounted to $138,000 and $189,000 at September 30, 2013 and 2012, respectively.  No mortgage servicing rights have been capitalized since the year ended September 30, 1999.

At September 30, 2013, the recorded investment in residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $10.3 million, of which some do not have private mortgage insurance or government guaranty.

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

              The following is a summary of activity for related party loans for the years ended September 30, 2013 and 2012:

(In thousands)	2013	2012

Beginning balance	$7,182	$6,351
New loans and advances	1,363	1,477
Repayments	(1,665)	(1,097)
Reclassifications	(934)	(365)
Increase due to acquisition of First Federal branches	-	816

Ending balance	$5,946	$7,182

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(5 – continued)

The following table provides the components of the recorded investment in loans as of September 30, 2013:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$184,390	$117,782	$26,759	$14,878	$11,396	$31,627	$26,918	$413,750

Accrued interest receivable	600	316	57	31	40	86	78	1,208

Net deferred loan origination fees and costs	415	(169)	(38)	(46)	(7)	(5)	13	163

Recorded investment in loans	$185,405	$117,929	$26,778	$14,863	$11,429	$31,708	$27,009	$415,121

Recorded Investment in Loans as Evaluated for Impairment:

Individually evaluated for impairment	$5,429	$6,091	$2,306	$29	$-	$235	$456	$14,546

Collectively evaluated for impairment	179,372	111,838	24,472	14,834	11,429	31,473	26,519	399,937

Acquired with deteriorated credit quality	604	-	-	-	-	-	34	638

Recorded investment in loans	$185,405	$117,929	$26,778	$14,863	$11,429	$31,708	$27,009	$415,121

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(5 – continued)

The following table provides the components of the recorded investment in loans as of September 30, 2012:

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(5 – continued)

An analysis of the allowance for loan losses as of and for the year ended September 30, 2013 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$908	$2,204	$389	$52	$2	$1,084	$267	$4,906
Provisions	91	608	(140)	177	297	795	30	1,858
Charge-offs	(284)	(11)	-	-	-	(1,013)	(111)	(1,419)
Recoveries	65	25	-	-	-	41	62	193

Ending balance	$780	$2,826	$249	$229	$299	$907	$248	$5,538

Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$30	$-	$-	$-	$-	$-	$6	$36

Collectively evaluated for impairment	750	2,826	249	229	299	907	242	5,502

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$780	$2,826	$249	$229	$299	$907	$248	$5,538

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(5 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2013.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended September 30, 2013.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$5,647	$5,975	$-	$6,561	$119
Commercial real estate	6,091	6,099	-	2,368	77
Multifamily	2,306	2,246	-	2,265	113
Construction	29	13	-	147	-
Land and land development	-	-	-	-	-
Commercial business	235	235	-	443	1
Consumer	361	357	-	336	7

	$14,669	$14,925	$-	$12,120	$317

Loans with an allowance recorded:
Residential real estate	$59	$55	$30	$157	$-
Commercial real estate	-	-	-	106	-
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	-	-	-	-	-
Commercial business	-	-	-	165	-
Consumer	95	95	6	78	-

	$154	$150	$36	$506	$-

Total:
Residential real estate	$5,706	$6,030	$30	$6,718	$119
Commercial real estate	6,091	6,099	-	2,474	77
Multifamily	2,306	2,246	-	2,265	113
Construction	29	13	-	147	-
Land and land development	-	-	-	-	-
Commercial business	235	235	-	608	1
Consumer	456	452	6	414	7

	$14,823	$15,075	$36	$12,626	$317

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(5 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2012.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended September 30, 2012.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$5,768	$6,126	$-	$4,946	$103
Commercial real estate	2,035	2,059	-	2,118	65
Multifamily	2,356	2,295	-	1,421	71
Construction	174	174	-	174	-
Land and land development	-	-	-	272	-
Commercial business	80	79	-	49	-
Consumer	255	257	-	166	3

	$10,668	$10,990	$-	$9,146	$242

Loans with an allowance recorded:
Residential real estate	$-	$-	$-	$125	$-
Commercial real estate	154	146	60	214	-
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	78	78	14	118	-

	$232	$224	$74	$457	$-

Total:
Residential real estate	$5,768	$6,126	$-	$5,071	$103
Commercial real estate	2,189	2,205	60	2,332	65
Multifamily	2,356	2,295	-	1,421	71
Construction	174	174	-	174	-
Land and land development	-	-	-	272	-
Commercial business	80	79	-	49	-
Consumer	333	335	14	284	3

	$10,900	$11,214	$74	$9,603	$242

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(5 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans at September 30, 2013 and 2012:

	At September 30, 2013			At September 30, 2012
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$3,519	$143	$3,662	$2,775	$1,548	$4,323
Commercial real estate	4,817	-	4,817	899	3	902
Multifamily	-	-	-	-	-	-
Construction	29	-	29	174	-	174
Land and land development	-	-	-	-	-	-
Commercial business	218	-	218	66	98	164
Consumer	310	21	331	175	94	269

Total	$8,893	$164	$9,057	$4,089	$1,743	$5,832

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(5 – continued)

The following table presents the aging of the recorded investment in past due loans at September 30, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,981	$1,333	$2,466	$6,780	$178,625	$185,405
Commercial real estate	295	211	667	1,173	116,756	117,929
Multifamily	35	-	-	35	26,743	26,778
Construction	-	-	-	-	14,863	14,863
Land and land development	9	-	-	9	11,420	11,429
Commercial business	-	14	234	248	31,460	31,708
Consumer	186	53	223	462	26,547	27,009

Total	$3,506	$1,611	$3,590	$8,707	$406,414	$415,121

The following table presents the aging of the recorded investment in past due loans at September 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,636	$1,926	$3,754	$10,316	$181,835	$192,151
Commercial real estate	20	90	833	943	89,577	90,520
Multifamily	-	-	-	-	23,942	23,942
Construction	-	-	-	-	9,308	9,308
Land and land development	51	-	-	51	12,307	12,358
Commercial business	109	-	164	273	36,031	36,304
Consumer	286	98	174	558	30,190	30,748

Total	$5,102	$2,114	$4,925	$12,141	$383,190	$395,331

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)
September 30, 2013:
Pass	$173,350	$109,311	$26,778	$14,863	$11,283	$30,920	$26,272	$392,777
Special Mention	4,519	2,104	-	-	146	373	114	7,256
Substandard	7,190	6,033	-	-	-	210	568	14,001
Doubtful	346	481	-	-	-	205	55	1,087
Loss	-	-	-	-	-	-	-	-

Total	$185,405	$117,929	$26,778	$14,863	$11,429	$31,708	$27,009	$415,121

September 30, 2012:
Pass	$175,694	$85,439	$21,268	$9,308	$11,942	$32,687	$29,993	$366,331
Special Mention	4,919	2,642	318	-	416	2,158	142	10,595
Substandard	11,130	1,805	2,356	-	-	1,459	600	17,350
Doubtful	408	634	-	-	-	-	13	1,055
Loss	-	-	-	-	-	-	-	-

Total	$192,151	$90,520	$23,942	$9,308	$12,358	$36,304	$30,748	$395,331

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(5 – continued)

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status at September 30, 2013 and 2012.  There was no specific reserve included in the allowance for loan losses related to TDRs at September 30, 2013 and 2012.

	Accruing	Nonaccrual	Total
	(In thousands)
September 30, 2013:
Residential real estate	$2,187	$777	$2,964
Commercial real estate	1,274	4,029	5,303
Multifamily	2,306	-	2,306
Commercial business	17	13	30
Consumer	146	-	146

Total	$5,930	$4,819	$10,749

September 30, 2012:
Residential real estate	$2,993	$-	$2,993
Commercial real estate	1,290	-	1,290
Multifamily	2,356	-	2,356
Commercial business	14	-	14
Consumer	158	-	158

Total	$6,811	$-	$6,811

The following table summarizes information in regard to TDRs that were restructured during the years ended September 30, 2013 and 2012.

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(Dollars in thousands)
September 30, 2013:
Residential real estate	2	$143	$143
Commercial real estate	1	4,061	4,066
Commercial business	1	18	20
Consumer	1	5	5

Total	5	$4,227	$4,234

September 30, 2012:
Residential real estate	15	$1,872	$1,874
Commercial real estate	1	772	506
Multifamily	1	1,797	2,313
Commercial business	1	14	14
Consumer	1	159	160

Total	19	$4,614	$4,867

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(5 – continued)

The Company has not committed to lend any additional amounts as of September 30, 2013 and 2012 to customers with outstanding loans that are classified as TDRs.

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate, reduction of principal balance, extension of the maturity date, and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

There were no principal charge-offs recorded as a result of TDRs during the years ended September 30, 2013 and 2012.  There was no specific allowance for loan losses related to TDRs modified during the years ended September 30, 2013 and 2012.  In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment.  As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the year ended September 30, 2013, the Company had four TDRs totaling $220,000 that were modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure).  The total consisted of two residential real estate loans with a balance of $204,000, one commercial business loan with a balance of $14,000 and one consumer loan with a balance of $2,000 at the date of default.  As of September 30, 2013, two of the defaulted TDRs totaling $143,000 were on nonaccrual status and one defaulted TDR with a balance of $75,000 was accruing and performing in agreement with the modified terms after curing the default.  The Company recognized a net charge-off of $2,000 on the remaining defaulted TDR during the year ended September 30, 2013.

During the year ended September 30, 2012, the Company had one residential real estate TDR loan with a balance of $262,000 that was modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure).  The Company recognized a net charge-off of $42,000 for this TDR during the year ended September 30, 2012.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(6)	REAL ESTATE DEVELOPMENT AND CONSTRUCTION

On March 22, 2011, the Company acquired a parcel of land in New Albany, Indiana for $2.97 million.  On April 5, 2012, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) to develop the land for retail purposes through its subsidiary, FFCC, Inc. and on July 27, 2012 the Company transferred ownership of the property to FFCC, Inc.  The total cost of the development is expected to be approximately $7.5 million, including the $7.3 million paid as of September 30, 2013.  The development costs were partially funded by a loan from another financial institution (see Note 14).  The development is substantially completed, with only certain tenant improvements in a multi-tenant retail building to be completed for current and future lessees, and seven tenants have commenced occupancy as of September 30, 2013.

Development and construction period interest of $87,000 and $8,000 was capitalized as part of the real estate carrying value during the years ended September 30, 2013 and 2012, respectively.

Real estate development and construction consisted of the following at September 30, 2013 and 2012:

(In thousands)	2013	2012

Land and land improvements	$4,159	$3,621
Office buildings	3,032	917
Furniture, fixtures and equipment	74	-
	7,265	4,538

Less accumulated depreciation	87	-

Totals	$7,178	$4,538

Depreciation expense of $87,000 was recognized for real estate development and construction for the year ended September 30, 2013. No depreciation expense was recognized for real estate development and construction for the year ended September 30, 2012.

The Bank and FFCC lease commercial retail space to tenants under noncancelable operating leases with terms of five to twenty years.  The following is a schedule by years of future minimum lease payments under the leases as of September 30, 2013:

Years ending September 30:	(In thousands)
2014	$593
2015	626
2016	626
2017	626
2018	637
2019 and thereafter	4,174
Total	$7,282

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(7)	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

(In thousands)	2013	2012

Land and land improvements	$5,242	$2,860
Office buildings	10,400	9,284
Furniture, fixtures and equipment	4,264	3,331
	19,906	15,475

Less accumulated depreciation	5,064	4,568

Totals	$14,842	$10,907

Depreciation expense of $810,000 and $689,000 was recognized for premises and equipment for the years ended September 30, 2013 and 2012, respectively.

(8)	OTHER REAL ESTATE OWNED

At September 30, 2013 and 2012, the Bank had other real estate owned held for sale of $799,000 and $2.1 million, respectively, including $250,000 and $600,000 in former banking facilities held for sale, respectively.  During the years ended September 30, 2013 and 2012, foreclosure losses in the amount of $191,000 and $755,000, respectively, were charged-off to the allowance for loan losses.  The losses on subsequent write downs of other real estate owned amounted to $165,000 and $94,000 for the years ended September 30, 2013 and 2012, respectively, and were aggregated with realized gains and losses from the sale of other real estate owned, and real estate taxes and other expenses of holding other real estate owned.  Net realized gains from the sale of other real estate owned amounted to $125,000 and $41,000 for the years ended September 30, 2013 and 2012, respectively.  Real estate taxes, other expenses of holding other real estate owned and net of income received from the operation of other real estate owned held for sale amounted to $140,000 and $147,000 for the years ended September 30, 2013 and 2012, respectively.  The net loss is reported in noninterest expense.  Realized gains from the sale of other real estate owned totaling $93,000 and $36,000 for the years ended September 30, 2013 and 2012, respectively, were deferred because the sales were financed by the Bank and did not qualify for recognition under generally accepted accounting principles.  At September 30, 2013 and 2012, aggregate deferred gains on the sale of other real estate owned financed by the Bank amounted to $214,000 and $132,000, respectively.

(9)	GOODWILL AND OTHER INTANGIBLES

Goodwill and the core deposit intangibles acquired in the acquisitions of Community First Bank (“Community First”) on September 30, 2009 and the First Federal branches on July 6, 2012 are evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value.  No impairment of goodwill or the core deposit intangibles was recognized during 2013 or 2012.

The changes in the carrying amount of goodwill for the years ended September 30, 2013 and 2012 are summarized as follows:

(In thousands)	2013	2012

Beginning balance	$7,936	$5,940
Acquisition of First Federal branches	-	1,996

Ending balance	$7,936	$7,936

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(9 – continued)

The following is a summary of other intangible assets subject to amortization:

(In thousands)	2013	2012

Core deposit intangible acquired in Community First acquisition	$2,741	$2,741
Core deposit intangible acquired in First Federal branch acquisition	566	566
Less accumulated amortization	(1,238)	(894)

Ending balance	$2,069	$2,413

Amortization expense of intangibles amounted to $344,000 and $307,000 for the years ended September 30, 2013 and 2012, respectively.  Estimated amortization expense for the core deposit intangibles for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)

2014	$344
2015	344
2016	344
2017	344
2018	344
2019 and thereafter	349

Total	$2,069

(10)	DEPOSITS

The aggregate amount of time deposit accounts (certificates of deposit) with balances of $100,000 or more was $52.9 million and $71.8 million at September 30, 2013 and 2012, respectively.

At September 30, 2013, scheduled maturities of certificates of deposit were as follows:

Years ending September 30:	(In thousands)

2014	$85,444
2015	36,774
2016	19,517
2017	12,035
2018 and thereafter	20,936

Total	$174,706

The Bank held deposits of $5.3 million for related parties at both September 30, 2013 and 2012.

(11)	FEDERAL FUNDS PURCHASED

The Bank has entered into a federal funds purchased line of credit facility with another financial institution that established a line of credit not to exceed the lesser of $10 million or 25% of the Bank’s equity capital excluding reserves.  Availability under the line of credit is subject to continued borrower eligibility and expires on June 30, 2014 unless it is extended. The line of credit is intended to support short-term liquidity needs, and the agreement states that the Bank may borrow under the facility for up to seven consecutive days without pledging collateral to secure the borrowing.  At September 30, 2013 and 2012, the Bank had no outstanding federal funds purchased under the facility.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(12)	REPURCHASE AGREEMENTS

Repurchase agreements include retail repurchase agreements representing overnight borrowings from deposit customers and long-term repurchase agreements with broker-dealers.

Repurchase agreements at September 30, 2013 and 2012 are summarized as follows:

	2013		2012
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount

Retail repurchase agreements	0.25%	$1,335	0.50%	$1,329

The debt securities underlying the retail repurchase agreements were under the control of the Bank at September 30, 2013 and 2012.  The securities underlying broker-dealer repurchase agreements are delivered to the broker-dealer who arranged the transactions.

Information concerning borrowings under retail repurchase agreements as of and for the years ended September 30, 2013 and 2012 is summarized as follows:

(Dollars in thousands)	2013	2012

Weighted average interest rate during the year	0.45%	0.62%
Average balance during the year	$1,332	$1,324
Maximum month-end balance during the year	1,335	1,329

Available for sale debt securities underlying the agreements at September 30:

Amortized cost	$1,889	$2,796
Fair value	1,913	2,871

Information concerning borrowings under repurchase agreements with broker-dealers as of and for the year ended September 30, 2012 is summarized as follows:

(Dollars in thousands)	2012

Weighted average interest rate during the year	2.09%
Average balance during the year	$2,785
Maximum month-end balance during the year	15,047

Available for sale debt securities underlying the agreements at September 30:

Amortized cost	$-
Fair value	-

Interest expense on repurchase agreements for the years ended September 30, 2013 and 2012 is summarized as follows:

(In thousands)	2013	2012

Broker-dealer repurchase agreements	$-	$59
Retail repurchase agreements	6	8

Total	$6	$67

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(13)	BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2013 and 2012 borrowings from the FHLB were as follows:

	2013		2012
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount

Advances maturing in:
2013	-%	$-	2.34%	$18,062
2014	0.34%	35,000	-%	-
2015	2.66%	20,000	2.66%	20,000
2017	1.10%	15,000	1.10%	15,000
2018	1.04%	10,000	-%	-
Total advances			80,000	53,062

Line of credit balance	0.45%	9,348	-%	-

Total borrowings from Federal Home Loan Bank		$89,348		$53,062

The Bank entered into an Advances, Pledge and Security Agreement with the Federal Home Loan Bank of Indianapolis (“FHLBI”), allowing the Bank to initiate advances from the FHLBI.  The advances are secured under a blanket collateral agreement.  At September 30, 2013, the eligible blanket collateral included residential mortgage loans with a carrying value of $178.2 million.

On August 12, 2013, the Bank entered into an Overdraft Line of Credit Agreement with the FHLBI which established a line of credit not to exceed $25.0 million secured under the blanket collateral agreement.  This agreement expires on February 12, 2014.  At September 30, 2013, $9.3 million was outstanding under this agreement.

(14)	OTHER LONG-TERM DEBT

On July 27, 2012, FFCC, Inc. entered into a loan agreement with another financial institution to finance the retail development and construction project discussed in Note 6.  The loan had a maximum commitment of $5.0 million and is for a ten-year term with a fixed interest rate of 4.0% for the first six years of the loan term, then adjusting annually thereafter to the one-year LIBOR rate plus 250 basis points.  The loan provided for 12 interest only monthly payments through July 27, 2013, followed by 107 monthly payments sufficient to fully amortize the loan over a 20 year period and a balloon payment of all outstanding principal and interest at maturity on July 27, 2022.  The loan is secured by a mortgage and assignment of leases and rents on the retail development property, which had a carrying amount of $7.2 million at September 30, 2013.  The outstanding principal balance of the loan was $5.0 million and $2.1 million at September 30, 2013 and 2012, respectively.

Interest expense of $72,000 was recognized on other long-term debt for the year ended September 30, 2013.  No interest expense was recognized for the year ended September 30, 2012.

Future maturities of other long-term debt, based on the amount outstanding under the loan agreement at September 30, 2013, are as follows for the years ending September 30, 2014, 2015, 2016, 2017, 2018 and later years: $168,000, $175,000, $182,000, $189,000, $197,000 and $4.1 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(15)	DEFERRED COMPENSATION PLANS

The Bank has deferred compensation agreements with former officers who are receiving benefits under these agreements.  The agreements provide for the payment of specific benefits following retirement.  Deferred compensation expense was $18,000 and $21,000 for the years ended September 30, 2013 and 2012, respectively.

2>The Company has a directors’ deferred compensation plan whereby a director, at his or her election on an annual basis, may defer all or a portion of the director fees into an account with the Company.  The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%.  The deferral period extends until separation from service by the director.  The benefits under the plan are payable in a lump sum or in monthly installments over a period of up to ten years following the separation from service; however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death.  Deferred compensation expense for this plan was $160,000 and $120,000 for the years ended September 30, 2013 and 2012, respectively.

(16)	BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees.  The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k).  Company contributions to the plan amounted to $336,000 and $304,000 for the years ended September 30, 2013 and 2012, respectively.

Employee Stock Ownership Plan:

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees.  The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company.  The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions.  Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan.  Dividends payable on unallocated shares are not considered dividends for financial reporting purposes.  Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan.  Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity.  Compensation expense recognized for the years ended September 30, 2013 and 2012 amounted to $652,000 and $252,000, respectively.  Company common stock held by the ESOP trust at September 30, 2013 and 2012 was as follows:

	2013	2012
Allocated shares	103,116	83,522
Unearned shares	86,495	119,841
Total ESOP shares	189,611	203,363

Fair value of unearned shares	$1,946,000	$2,337,000

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(17)	STOCK BASED COMPENSATION PLANS

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

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million.  These acquired common shares were granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million.  The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital.  The vesting period of the restricted stock is five years beginning one year after the date of grant of the awards.  Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  Compensation expense related to restricted stock recognized for both years ended September 30, 2013 and 2012 amounted to $260,000.  A summary of the Company’s nonvested restricted shares for the year ended September 30, 2013 is as follows:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested at beginning of year	58,850	$13.25
Granted	-	-
Vested	(19,620)	13.25
Forfeited	-	-
Nonvested at end of year	39,230	$13.25

There were no restricted shares granted during the years ended September 30, 2013 and 2012.  The total fair value of restricted shares that vested during the years ended September 30, 2013 and 2012 was $441,000 and $346,000, respectively.  At September 30, 2013, there was $422,000 of total unrecognized compensation expense related to nonvested restricted shares.  The compensation expense is expected to be recognized over the remaining vesting period of 1.63 years.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

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

The fair value of options granted was determined using the following assumptions:

Expected dividend yield	4.53%
Risk-free interest rate	2.82%
Expected volatility	30.00%
Expected life of options	7.5 years
Weighted average fair value at grant date	$3.09

A summary of stock option activity under the plan as of September 30, 2013, and changes during the year then ended is presented below.

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	245,232	$13.25	7.6	$1,533,000
Granted	-	-
Exercise	-	-
Forfeited or expired	-	-
Outstanding at end of year	245,232	$13.25	6.6	$2,268,000
Exercisable at end of year	147,141	$13.25	6.6	$1,361,000

There were no stock options granted or exercised during the years ended September 30, 2013 and 2012. The Company recognized compensation expense related to stock options of $152,000 for both years ended September 30, 2013 and 2012.  At September 30, 2013, there was $246,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period of 1.63 years.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(18)         INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns.  The components of consolidated income tax expense were as follows for the years ended September 30, 2013 and 2012:

(In thousands)	2013	2012

Current	$1,228	$1,265
Tax benefit allocated to additional paid-in capital related to equity incentive plan	70	33
Deferred	513	160

Income tax expense	$1,811	$1,458

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 34 percent follows for the years ended September 30, 2013 and 2012:

(In thousands)	2013	2012

Provision at federal statutory rate	$2,212	$1,953
State income tax-net of federal tax benefit	159	90
Tax-exempt interest income	(608)	(486)
Increase in cash value of life insurance	(130)	(97)
Other	178	(2)

Income tax expense	$1,811	$1,458

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$2,212	$1,983
Acquisition purchase accounting adjustments	9	252
Deferred compensation plans	315	273
Charitable contributions carryover	-	124
Equity incentive plans	92	76
Other-than-temporary impairment loss on available for sale securities	16	23
Valuation allowance on other real estate owned and repossessed assets	48	27
Deferred interest income on nonaccrual loans	78	51
Other	239	225
Deferred tax assets	3,009	3,034

Deferred tax liabilities:
Unrealized gain on securities available for sale	(882)	(3,184)
Accumulated depreciation	(1,399)	(775)
Deferred loan fees and costs, net	(63)	(148)
FHLB stock dividends	(133)	(134)
Section 481 adjustment for bad debt recapture	(62)	(109)
Unrealized gain on trading account securities	(17)	(20)
Deferred tax liabilities	(2,556)	(4,370)

Net deferred tax asset (liability)	$453	$(1,336)

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(18 - continued)

At September 30, 2013 and 2012, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months.   The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations.  The Company files U.S. federal and Indiana state income tax returns.  Returns filed in these jurisdictions for tax years ended on or after September 30, 2010 are subject to examination by the relevant taxing authorities.

Prior to October 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations.  Retained earnings at September 30, 2013 and 2012 include $4.6 million of cumulative deductions for which no deferred federal income tax liability has been recorded.  Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate.  The unrecorded deferred liability on these amounts was $1.5 million at September 30, 2013 and 2012.

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

Commitments under outstanding standby letters of credit totaled $556,000 at September 30, 2013.

The following is a summary of the commitments to extend credit at September 30, 2013 and 2012:

(In thousands)	2013	2012
Loan commitments:
Fixed rate	$13,353	$6,886
Adjustable rate	3,978	726

Undisbursed portion of home equity lines of credit	19,043	20,038
Undisbursed portion of commercial and personal lines of credit	23,722	21,000
Undisbursed portion of construction loans in process	4,388	6,602

Total commitments to extend credit	$64,484	$55,252

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

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

The Bank has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2013 or 2012.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(21)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and 2012.

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2013:
Financial assets:
Cash and due from banks	$9,607	$9,607	$-	$-
Interest-bearing deposits with banks	11,208	11,208	-	-
Interest-bearing time deposits	1,500	-	1,475	-
Trading account securities	3,210	-	3,210	-
Securities available for sale	164,167	93	164,074	-
Securities held to maturity	6,417	-	6,514	-

Loans, net	408,375	-	-	413,629

Loans held for sale	399	-	399	-
FHLB stock	5,500	-	5,500	-
Accrued interest receivable	2,391	-	2,391	-
Interest rate cap (included in other assets)	11	-	11	-

Financial liabilities:
Deposits	477,726	-	-	477,094
Short-term repurchase agreements	1,335	-	1,335	-
Borrowings from FHLB	89,348	-	87,932	-
Other long-term debt	4,973	-	4,973	-
Accrued interest payable	184	-	184	-
Advance payments by borrowers
for taxes and insurance	707	-	707	-

September 30, 2012:
Financial assets:
Cash and due from banks	$27,569	$27,569	$-	$-
Interest-bearing deposits with banks	11,222	11,222	-	-
Trading account securities	3,562	-	3,562	-
Securities available for sale	152,543	69	152,474	-
Securities held to maturity	7,848	-	8,314	-

Loans, net	389,067	-	-	388,790

Loans held for sale	643	-	643	-
FHLB stock	5,400	-	5,400	-
Accrued interest receivable	2,412	-	2,412	-
Interest rate cap (included in other assets)	11	-	11	-

Financial liabilities:
Deposits	494,234	-	-	497,028
Short-term repurchase agreements	1,329	-	1,329	-
Borrowings from FHLB	53,062	-	53,752	-
Other long-term debt	2,132	-	2,132	-
Accrued interest payable	236	-	236	-
Advance payments by borrowers
for taxes and insurance	622	-	622	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(21 - continued)

The carrying amounts in the preceding table are included in the consolidated balances sheets under the applicable captions.  The contract or notional amounts of the Bank’s financial instruments with off-balance-sheet risk are disclosed in Note 19, and the fair value of these instruments is considered immaterial.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash and Cash Equivalents and Interest-Bearing Time Deposits

For cash and short-term instruments, including cash and due from banks and interest-bearing deposits with banks,  and interest-bearing time deposits with other financial institutions, the carrying amount is a reasonable estimate of fair value.

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

Loans

The fair value of loans, excluding loans held for sale, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and terms.  Impaired loans are valued at the lower of their carrying value or fair value.  The carrying amount of accrued interest receivable approximates its fair value.

The fair value of loans held for sale is estimated based on specific prices of underlying contracts for sales to investors.

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
SEPTEMBER 30, 2013 AND 2012

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(22 – continued)

The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2013.  The Company had no liabilities measured at fair value as of September 30, 2013.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2013:
Assets Measured – Recurring Basis
Trading account securities	$-	$3,210	$-	$3,210

Securities available for sale:
Agency bonds and notes	$-	$15,197	$-	$15,197
Agency mortgage-backed	-	41,714	-	41,714
Agency CMO	-	24,074	-	24,074
Privately-issued CMO	-	4,616	-	4,616
Privately-issued ABS	-	7,799	-	7,799
SBA certificates	-	2,093	-	2,093
Municipal obligations	-	68,581	-	68,581
Equity securities	93	-	-	93
Total securities available for sale	$93	$164,074	$-	$164,167

Interest rate cap	$-	$11	$-	$11

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$5,676	$5,676
Commercial real estate	-	-	6,091	6,091
Multifamily	-	-	2,306	2,306
Construction	-	-	29	29
Commercial business	-	-	235	235
Consumer	-	-	450	450
Total impaired loans	$-	$-	$14,787	$14,787

Loans held for sale	$-	$399	$-	$399

Other real estate owned, held for sale:
Residential real estate	$-	$-	$397	$397
Commercial real estate	-	-	375	375
Land and land development	-	-	27	27
Total other real estate owned	$-	$-	$799	$799

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(22 – continued)

The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2012.  The Company had no liabilities measured at fair value as of September 30, 2012.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2012:
Assets Measured - Recurring Basis
Trading account securities	$-	$3,562	$-	$3,562

Securities available for sale:
Agency bonds and notes	$-	$16,064	$-	$16,064
Agency mortgage-backed	-	43,420	-	43,420
Agency CMO	-	17,541	-	17,541
Privately-issued CMO	-	5,289	-	5,289
Privately-issued ABS		7,227		7,227
Municipal obligations	-	62,933	-	62,933
Equity securities	69	-	-	69
Total securities available for sale	$69	$152,474	$-	$152,543

Interest rate cap	$-	$11	$-	$11

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$5,768	$5,768
Commercial real estate	-	-	2,129	2,129
Multifamily	-	-	2,356	2,356
Construction	-	-	174	174
Commercial business	-	-	80	80
Consumer	-	-	319	319
Total impaired loans	$-	$-	$10,826	$10,826

Loans held for sale	$-	$643	$-	$643

Other real estate owned, held for sale:
Residential real estate	$-	$-	$487	$487
Commercial real estate	-	-	231	231
Multifamily	-	-	357	357
Land and land development	-	-	406	406
Total other real estate owned	$-	$-	$1,481	$1,481

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

  (22 - continued)

Fair value is based upon quoted market prices, where available.  If quoted market prices are not available, fair value is based on internally-developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters or a matrix pricing model that employs the Bond Market Association’s standard calculations for cash flow and price/yield analysis and observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of cost or fair value.  These adjustments may include unobservable parameters.  Any such valuation adjustments have been applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Trading Account Securities and Securities Available for Sale.  Securities classified as trading and available for sale are reported at fair value on a recurring basis.  These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market.  If quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service.  These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.  For securities where quoted market prices, market prices of similar securities or prices from an independent third party pricing service are not available, fair values are calculated using discounted cash flows or other market indicators and are classified within Level 3 of the fair value hierarchy.  Changes in fair value of trading account securities are reported in noninterest income.  Changes in fair value of securities available for sale are recorded in other comprehensive income, net of income tax effect.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals.  The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.  At September 30, 2013, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%.  During the year ended September 30, 2013, the Company recognized provisions for loan losses of $416,000 for impaired loans.

Loans Held for Sale.  Loans held for sale are carried at the lower of cost or market value.  The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are carried at Level 2.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

  (22 - continued)

Other Real Estate Owned.  Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property.  The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral.  At September 30, 2013, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the property ranging from 0.0% to 6.0%.  The Company recognized charges of $165,000 and $94,000 to write down other real estate owned to fair value for the years ended September 30, 2013 and 2012, respectively.

Transfers Between Categories.  There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended September 30, 2013 and 2012.  There were no transfers into or out of Level 3 financial assets or liabilities for the years ended September 30, 2013 or 2012.  In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2013 or 2012.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(23)	DERIVATIVE INSTRUMENTS

The Company has an interest rate cap contract that is not designated as a hedge.  Realized and unrealized gains and losses on derivatives not designated for hedge accounting are recognized in noninterest income.  The following is a summary of the terms of the interest rate cap contract reported in the consolidated balance sheet in other assets at September 30, 2013:

Strike	Remaining	Notional	Purchase	Unrealized	Fair
Rate	Term	Amount	Premium	Loss	Value
(Dollars in thousands)
7.50%	3.84 years	$10,000	$150	$139	$11

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
SEPTEMBER 30, 2013 AND 2012

(25)	PREFERRED STOCK

On August 11, 2011, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the United States Department of the Treasury, pursuant to which the Company issued 17,120 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $17,120,000. The Purchase Agreement was entered into, and the Series A Preferred Stock was issued, pursuant to the Small Business Lending Fund (“SBLF”) program, a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”). In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to 9.0%.  Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%.  The dividend rate for the ninth dividend period ended September 30, 2013 was 1.0% and the weighted average dividend rate for the years ended September 30, 2013 and 2012 was 1.0%.

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
SEPTEMBER 30, 2013 AND 2012

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined).  Management believes, as of September 30, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2013, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the institution’s category.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(27 - continued)

The Bank’s actual capital amounts and ratios are also presented in the table.  No amount was deducted from capital for interest-rate risk in either year.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2013:

Total capital (to risk weighted assets)	$71,828	17.04%	$33,713	8.00%	$42,141	10.00%

Tier I capital (to risk weighted assets)	$66,515	15.78%	N/A	$25,285	6.00%

Tier I capital (to adjusted total assets)	$66,515	10.36%	$25,682	4.00%	$32,103	5.00%

Tangible capital (to adjusted total assets)	$66,515	10.36%	$9,631	1.50%	N/A

As of September 30, 2012:

Total capital (to risk weighted assets)	$67,566	17.07%	$31,666	8.00%	$39,583	10.00%

Tier I capital (to risk weighted assets)	$62,629	15.82%	N/A	$23,750	6.00%

Tier I capital (to adjusted total assets)	$62,629	10.12%	$24,762	4.00%	$30,953	5.00%

Tangible capital (to adjusted total assets)	$62,629	10.12%	$9,286	1.50%	N/A

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(28)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding.  Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements.  Earnings per share information is presented below for the years ended September 30, 2013 and 2012.

(In thousands, except share and per share data)	Years Ended September 30,
	2013	2012
Basic:
Earnings:
Net income	$4,696	$4,287
Less: Preferred stock dividends declared	(171)	(171)

Net income available to common shareholders	$4,525	$4,116

Shares:
Weighted average common shares outstanding	2,168,770	2,163,552

Net income per common share, basic	$2.09	$1.90

Diluted:
Earnings:
Net income	$4,696	$4,287
Less: Preferred stock dividends declared	(171)	(171)

Net income available to common shareholders	$4,525	$4,116

Shares:
Weighted average common shares outstanding	2,168,770	2,163,552
Add: Dilutive effect of outstanding options	84,565	51,853
Add: Dilutive effect of restricted stock	15,728	14,783

Weighted average common shares outstanding, as adjusted	2,269,063	2,230,188

Net income per common share, diluted	$1.99	$1.85

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(29)         PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets
(In thousands)
	As of September 30,
	2013	2012
Assets:
Cash and interest bearing deposits	$1,691	$1,895
Other assets	745	698
Investment in subsidiaries	80,057	80,506
	$82,493	$83,099
Liabilities and Equity:
Accrued expenses	$240	$173
Stockholders' equity	82,253	82,926
	$82,493	$83,099

Statements of Income
(In thousands)
	Years Ended September 30,
	2013	2012
Dividend income from subsidiary	2,000	$-
Other operating expenses	$(1,351)	(959)

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	649	(959)

Income tax benefit	355	289

Income (loss) before equity in undistributed net income of subsidiaries	1,004	(670)

Equity in undistributed net income of subsidiaries	3,692	4,957

Net income	$4,696	$4,287

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(29 - continued)

Statements of Cash Flows
(In thousands)
	Years Ended September 30,
	2013	2012
Operating Activities:
Net income	$4,696	$4,287
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(3,692)	(4,957)
ESOP and stock compensation expense	1,063	664
Net change in other assets and liabilities	97	188
Net cash provided by operating activities	2,164	182

Investing Activities:
Investment in Bank	-	(2,494)
Net cash used in investing activities	-	(2,494)

Financing Activities:
Purchase of treasury stock	(625)	(743)
Dividends paid	(1,743)	(244)
Net cash used in financing activities	(2,368)	(987)

Net decrease in cash and interest bearing deposits	(204)	(3,299)

Cash and interest bearing deposits at beginning of year	1,895	5,194

Cash and interest bearing deposits at end of year	$1,691	$1,895

(30)         CONCENTRATION OF CREDIT RISK

At September 30, 2013 and 2012, the Bank had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $7.9 million and $1.2 million, respectively.

(31)         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(In thousands)	2013	2012

Cash payments for:
Interest	$4,496	$5,367
Taxes	1,354	848

Non-cash investing activities:

Transfers from loans to other real estate owned	1,212	2,436
Proceeds from sales of other real estate owned financed through loans	1,093	1,453

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012

(32)         SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

September 30, 2013:

Interest income	$6,760	$7,001	$6,689	$6,725
Interest expense	1,095	1,010	909	922
Net interest income	5,665	5,991	5,780	5,803
Provision for loan losses	452	550	560	296
Net interest income after provision for loan losses	5,213	5,441	5,220	5,507
Noninterest income	1,000	925	1,035	1,298
Noninterest expenses	4,819	4,777	4,673	4,863
Income before income taxes	1,394	1,589	1,582	1,942
Income tax expense	378	419	441	573

Net income	1,016	1,170	1,141	1,369

Less: Preferred stock dividends declared	43	43	43	42

Net income available to common shareholders	$973	$1,127	$1,098	$1,327

Net income per common share, basic	$0.45	$0.52	$0.51	$0.61

Net income per common share, diluted	$0.43	$0.50	$0.48	$0.58

September 30, 2012:

Interest income	$6,360	$6,199	$6,559	$6,876
Interest expense	1,242	1,123	1,124	1,186
Net interest income	5,118	5,076	5,435	5,690
Provision for loan losses	319	270	308	635
Net interest income after provision for loan losses	4,799	4,806	5,127	5,055
Noninterest income	672	654	1,045	1,051
Noninterest expenses	4,235	4,132	4,569	4,528
Income before income taxes	1,236	1,328	1,603	1,578
Income tax expense	326	364	331	437

Net income	910	964	1,272	1,141

Less: Preferred stock dividends declared	43	43	43	42

Net income available to common shareholders	$867	$921	$1,229	$1,099

Net income per common share, basic	$0.40	$0.43	$0.57	$0.50

Net income per common share, diluted	$0.39	$0.41	$0.55	$0.49

