Form 10-Q
period 2013-12-31
First Savings Financial Group Inc
filed 2014-02-14
CIK 1435508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2014 was 2,259,232.

FIRST SAVINGS FINANCIAL GROUP, INC.
INDEX
		Page
Part I	Financial Information

Item 1.  Financial Statements

	Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013 (unaudited)	3

	Consolidated Statements of Income for the three months ended December 31, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and 2012 (unaudited)	5

	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2013 and 2012 (unaudited)	6

	Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8-41

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42-50

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	51-53

	Item 4. Controls and Procedures	54

Part II	Other Information

	Item 1. Legal Proceedings	55

	Item 1A. Risk Factors	55

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

	Item 3. Defaults Upon Senior Securities	56

	Item 4. Mine Safety Disclosures	56

	Item 5. Other Information	57

	Item 6. Exhibits	57

Signatures		58

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
(In thousands, except share and per share data)	2013	2013

ASSETS
Cash and due from banks	$9,171	$9,607
Interest-bearing deposits with banks	10,786	11,208
Total cash and cash equivalents	19,957	20,815

Interest-bearing time deposits	1,500	1,500
Trading account securities, at fair value	4,154	3,210
Securities available for sale, at fair value	174,719	164,167
Securities held to maturity	6,184	6,417

Loans held for sale	99	399
Loans, net	419,021	408,375

Federal Home Loan Bank stock, at cost	5,675	5,500
Real estate development and construction	7,195	7,178
Premises and equipment	14,918	14,842
Other real estate owned, held for sale	979	799
Accrued interest receivable:
Loans	1,238	1,208
Securities	1,484	1,183
Cash surrender value of life insurance	18,030	12,933
Goodwill	7,936	7,936
Core deposit intangibles	1,983	2,069
Other assets	1,871	1,924

Total Assets	$686,943	$660,455

LIABILITIES
Deposits:
Noninterest-bearing	$47,359	$50,093
Interest-bearing	444,163	427,633
Total deposits	491,522	477,726

Repurchase agreements	1,336	1,335
Borrowings from Federal Home Loan Bank	102,565	89,348
Other long-term debt	4,939	4,973
Accrued interest payable	177	184
Advance payments by borrowers for taxes and insurance	522	707
Accrued expenses and other liabilities	3,435	3,929
Total Liabilities	604,496	578,202

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued and outstanding 17,120 shares; aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares; outstanding 2,262,305 shares (2,299,654 shares at September 30, 2013)	25	25
Additional paid-in capital - preferred	17,120	17,120
Additional paid-in capital - common	25,759	25,464
Retained earnings - substantially restricted	43,668	42,870
Accumulated other comprehensive income	1,131	1,468
Unearned ESOP shares	(658)	(865)
Unearned stock compensation	(357)	(422)
Less treasury stock, at cost - 279,737 shares (242,388 shares at September 30, 2013)	(4,241)	(3,407)
Total Stockholders' Equity	82,447	82,253

Total Liabilities and Stockholders' Equity	$686,943	$660,455

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2013	2012

INTEREST INCOME
Loans, including fees	$5,225	$5,261
Securities:
Taxable	1,030	1,046
Tax-exempt	420	393
Dividend income	50	56
Interest-bearing deposits with banks	9	4
Total interest income	6,734	6,760

INTEREST EXPENSE
Deposits	612	799
Repurchase agreements	1	2
Borrowings from Federal Home Loan Bank	252	294
Loans payable	57	-
Total interest expense	922	1,095

Net interest income	5,812	5,665
Provision for loan losses	301	452

Net interest income after provision for loan losses	5,511	5,213

NONINTEREST INCOME
Service charges on deposit accounts	318	338
Net gain on sales of available for sale securities	1	1
Net gain on trading account securities	157	102
Unrealized loss on derivative contract	(2)	-
Net gain on sales of loans	77	107
Increase in cash surrender value of life insurance	97	78
Commission income	67	78
Real estate lease income	142	45
Other income	247	251
Total noninterest income	1,104	1,000

NONINTEREST EXPENSE
Compensation and benefits	2,979	2,816
Occupancy and equipment	633	485
Data processing	310	310
Advertising	67	105
Professional fees	245	230
FDIC insurance premiums	120	114
Net loss on other real estate owned	70	66
Other operating expenses	740	693
Total noninterest expense	5,164	4,819
Income before income taxes	1,451	1,394
Income tax expense	423	378
Net Income	$1,028	$1,016

Preferred stock dividends declared	43	43
Net Income Available to Common Shareholders	$985	$973

Net income per common share:
Basic	$0.46	$0.45
Diluted	$0.44	$0.43

Weighted average common shares outstanding:
Basic	2,158,106	2,155,999
Diluted	2,260,658	2,237,367

Dividends per common share	$0.10	$0.40

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2013	2012

Net Income	$1,028	$1,016

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(509)	288
Income tax (expense) benefit	173	(98)
Net of tax amount	(336)	190

Less: reclassification adjustment for realized gains included in net income	(1)	(1)
Income tax expense	-	-
Net of tax amount	(1)	(1)

Other Comprehensive Income (Loss)	(337)	189

Comprehensive Income	$691	$1,205

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Balances at October 1, 2012	$-	$25	$42,021	$39,917	$5,609	$(1,880)	$(2,766)	82,926

Net income	-	-	-	1,016	-	-	-	1,016

Other comprehensive income	-	-	-	-	189	-	-	189

Preferred stock dividends	-	-	-	(43)	-	-	-	(43)

Common stock dividends ($0.40 per share)	-	-	-	(877)	-	-	-	(877)

Stock compensation expense	-	-	38	-	-	65	-	103

Shares released by ESOP trust	-	-	198	-	-	218	-	416

Purchase of 11,866 treasury shares	-	-	-	-	-	-	(228)	(228)

Balances at December 31, 2012	$-	$25	$42,257	$40,013	$5,798	$(1,597)	$(2,994)	$83,502

Balances at October 1, 2013	$-	$25	$42,584	$42,870	$1,468	$(1,287)	$(3,407)	$82,253

Net income	-	-	-	1,028	-	-	-	1,028

Other comprehensive loss	-	-	-	-	(337)	-	-	(337)

Preferred stock dividends	-	-	-	(43)	-	-	-	(43)

Common stock dividends ($0.10 per share)	-	-	-	(187)	-	-	-	(187)

Stock compensation expense	-	-	38	-	-	65	-	103

Shares released by ESOP trust	-	-	257	-	-	207	-	464

Purchase of 37,349 treasury shares	-	-	-	-	-	-	(834)	(834)

Balances at December 31, 2013	$-	$25	$42,879	$43,668	$1,131	$(1,015)	$(4,241)	$82,447

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,028	$1,016
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	301	452
Depreciation and amortization	346	266
Amortization of premiums and accretion of discounts on securities, net	206	169
(Increase) decrease in trading account securities	(944)	131
Loans originated for sale	(2,168)	(4,100)
Proceeds on sales of loans	2,545	4,502
Net gain on sales of loans	(77)	(107)
Net realized and unrealized (gain) loss on other real estate owned	(32)	49
Net gain on sales of available for sale securities	(1)	(1)
Unrealized loss on derivative contract	2	-
Increase in cash surrender value of life insurance	(97)	(78)
Deferred income taxes	(130)	(620)
ESOP and stock compensation expense	531	495
Increase in accrued interest receivable	(331)	(230)
Decrease in accrued interest payable	(7)	(16)
Change in other assets and liabilities, net	-	48
Net Cash Provided By Operating Activities	1,172	1,976

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(16,434)	(35,014)
Proceeds from sales of securities available for sale	303	801
Proceeds from maturities of securities available for sale	1,243	7,475
Proceeds from maturities of securities held to maturity	94	20
Principal collected on securities	3,738	5,016
Net increase in loans	(11,160)	(4,367)
Purchase of Federal Home Loan Bank stock	(175)	-
Investment in cash surrender value of life insurance	(5,000)	(4,000)
Investment in real estate development and construction	(64)	(1,046)
Purchase of premises and equipment	(289)	(372)
Net Cash Used In Investing Activities	(27,744)	(31,487)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	13,796	(2,361)
Net increase in repurchase agreements	1	1
Increase in Federal Home Loan Bank line of credit	8,217	-
Proceeds from Federal Home Loan Bank advances	73,500	15,000
Repayment of Federal Home Loan Bank advances	(68,500)	(18)
Proceeds from other long-term debt	-	1,114
Repayment of other long-term debt	(34)	-
Net decrease in advance payments by borrowers for taxes and insurance	(185)	(173)
Purchase of treasury stock	(851)	(228)
Dividends paid on preferred stock	(43)	(43)
Dividends paid on common stock	(187)	(877)
Net Cash Provided By Financing Activities	25,714	12,415

Net Decrease in Cash and Cash Equivalents	(858)	(17,096)

Cash and cash equivalents at beginning of period	20,815	38,791

Cash and Cash Equivalents at End of Period	$19,957	$21,695

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Presentation of Interim Information

First Savings Financial Group, Inc. (the “Company”) is the savings and loan holding company of First Savings Bank, F.S.B. (the “Bank”), a wholly-owned subsidiary. The Bank is a federally-chartered savings bank which provides a variety of banking services to individuals and business customers through fifteen locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate residential mortgage, commercial mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities and other securities.

The Bank has three-wholly owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages an investment securities portfolio, FFCC, Inc., which is an Indiana corporation that participates in commercial real estate development and leasing, and Southern Indiana Financial Corporation, which is currently inactive.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of December 31, 2013, the results of operations for the three-month periods ended December 31, 2013 and 2012, and the cash flows for the three-month periods ended December 31, 2013 and 2012.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements, conform to general practices within the banking industry and are presented as permitted by the instructions to Form 10-Q.  Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2013 included in the Company’s Annual Report on Form 10-K.

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

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokered account.  The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission.  At December 31, 2013 and September 30, 2013, trading account securities recorded at fair value totaled $4.2 million and $3.2 million, respectively, comprised of investment grade municipal bonds.  During the three-months ended December 31, 2013, the Company reported net gains on trading account securities of $157,000, including net realized gains on the sale of securities of $167,000, partially offset by net unrealized losses on securities still held as of the balance sheet date of $10,000.  During the three months ended December 31, 2012, the Company reported net gains on trading account securities of $102,000, including net realized gains on the sale of securities of $110,000 and net unrealized losses on securities still held as of the balance sheet date of $8,000.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2013:
Securities available for sale:

Agency bonds and notes	$14,869	$2	$737	$14,134
Agency mortgage-backed	48,172	296	433	48,035
Agency CMO	25,682	140	334	25,488
Privately-issued CMO	3,783	729	2	4,510
Privately-issued ABS	5,796	1,911	2	7,705
SBA certificates	2,034	-	2	2,032
Municipal obligations	72,407	1,858	1,557	72,708
Subtotal – debt securities	172,743	4,936	3,067	174,612

Equity securities	-	107	-	107

Total securities available for sale	$172,743	$5,043	$3,067	$174,719

Securities held to maturity:

Agency mortgage-backed	$593	$45	$-	$638
Municipal obligations	5,591	165	50	5,706

Total securities held to maturity	$6,184	$210	$50	$6,344

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2013:
Securities available for sale:

Agency bonds and notes	$15,877	$10	$690	$15,197
Agency mortgage-backed	41,720	285	291	41,714
Agency CMO	24,200	199	325	24,074
Privately-issued CMO	3,881	735	-	4,616
Privately-issued ABS	5,829	1,972	2	7,799
SBA certificates	2,081	12	-	2,093
Municipal obligations	68,072	2,057	1,548	68,581
Subtotal – debt securities	161,660	5,270	2,856	164,074

Equity securities	-	93	-	93

Total securities available for sale	$161,660	$5,363	$2,856	$164,167

Securities held to maturity:

Agency mortgage-backed	$721	$52	$-	$773
Municipal	5,696	45	-	5,741

Total securities held to maturity	$6,417	$97	$-	$6,514

The amortized cost and fair value of investment securities as of December 31, 2013 by contractual maturity are shown below.  Expected maturities of mortgage-backed securities, CMO and ABS may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due within one year	$1,655	$1,655	$563	$573
Due after one year through five years	3,959	4,011	2,162	2,235
Due after five years through ten years	21,762	21,667	1,683	1,731
Due after ten years	59,900	59,509	1,183	1,167
	87,276	86,842	5,591	5,706

Equity securities	-	107	-	-
CMO	29,465	29,998	-	-
ABS	5,796	7,705	-	-
SBA certificates	2,034	2,032	-	-
Mortgage-backed securities	48,172	48,035	593	638

	$172,743	$174,719	$6,184	$6,344

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Information pertaining to investment securities with gross unrealized losses at December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency bonds and notes	7	$13,430	$737
Agency mortgage-backed	15	25,103	385
Agency CMO	8	11,549	149
Privately-issued CMO	1	83	2
Privately-issued ABs	1	32	2
SBA Certificates	1	2,032	2
Municipal obligations	46	27,861	1,523

Total less than twelve months	79	80,090	2,800

Continuous loss position more than twelve months:
Agency mortgage-backed	3	3,104	48
Agency CMO	2	7,509	185
Municipal obligations	1	216	34

Total more than twelve months	6	10,829	267

Total securities available for sale	85	$90,919	$3,067

Securities held to maturity:

Continuous loss position less than twelve months:
Municipal obligations	1	$1,709	$50

Total securities held to maturity	1	$1,709	$50

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

The total investment securities in loss positions at December 31, 2013 had depreciated approximately 3.32% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 2.10% and a weighted-average coupon rate of 3.27% at December 31, 2013.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

U.S. government agency bonds and notes, mortgage-backed securities, CMOs, SBA certificates and municipal obligations in loss positions at December 31, 2013 had depreciated approximately 3.32% from the Company’s amortized cost basis as of December 31, 2013.  All of the agency and municipal securities are issued by U.S. government agencies, U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis.  At December 31, 2013, the Company held twenty privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $2.7 million and fair value of $4.0 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

At December 31, 2013, one privately-issued ABS and one privately-issued CMO that were in loss positions and had depreciated approximately 3.53% from the Company’s carrying value and were collateralized by residential mortgage loans.  These securities had a total fair value of $115,000 and a total unrealized loss of $4,000 at December 31, 2013, and were rated below investment grade by a nationally recognized statistical rating organization (“NRSRO”).  Based on the independent third party analysis of the expected cash flows, management has determined that the decline in value for this security is temporary and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO and ABS portfolios.  While the Company did not recognize a credit-related impairment loss at December 31, 2013, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

The unrealized losses on agency securities, SBA certificates and municipal bonds relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During each of the three-month periods ended December 31, 2013 and 2012, the Company realized gross gains on sales of available for sale U.S. government agency notes of $1,000.

Certain available for sale debt securities were pledged under repurchase agreements at December 31, 2013 and 2012, and may be pledged to secure federal funds borrowings and Federal Home Loan Bank (“FHLB”) borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

3.           Loans and Allowance for Loan Losses

Loans at December 31, 2013 and September 30, 2013 consisted of the following:

	December 31,	September 30,
	2013	2013
	(In thousands)
Real estate mortgage:
1-4 family residential	$181,632	$184,390
Commercial	128,354	117,782
Multifamily residential	27,929	26,759
Residential construction	12,724	12,537
Commercial construction	6,709	6,730
Land and land development	11,773	11,396
Commercial business loans	33,988	31,627
Consumer:
Home equity loans	16,684	17,133
Auto loans	6,124	6,519
Other consumer loans	2,870	3,266
Gross loans	428,787	418,139
Undisbursed portion of construction loans	(3,901)	(4,389)
Principal loan balance	424,886	413,750

Deferred loan origination fees and costs, net	106	163
Allowance for loan losses	(5,971)	(5,538)

Loans, net	$419,021	$408,375

During the three-month period ended December 31, 2013, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table provides the components of the recorded investment in loans as of December 31, 2013:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$181,632	$128,354	$27,929	$15,532	$11,773	$33,988	$25,678	$424,886

Accrued interest receivable	585	319	61	31	40	125	77	1,238

Net deferred loan origination fees and costs	395	(203)	(37)	(49)	(3)	(9)	12	106

Recorded investment in loans	$182,612	$128,470	$27,953	$15,514	$11,810	$34,104	$25,767	$426,230

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$5,638	$5,808	$2,293	$-	$-	$263	$451	$14,453

Collectively evaluated for impairment	176,387	122,662	25,660	15,514	11,810	33,841	25,282	411,156

Acquired with deteriorated credit quality	587	-	-	-	-	-	34	621

Ending balance	$182,612	$128,470	$27,953	$15,514	$11,810	$34,104	$25,767	$426,230

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table provides the components of the recorded investment in loans as of September 30, 2013:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$184,390	$117,782	$26,759	$14,878	$11,396	$31,627	$26,918	$413,750

Accrued interest receivable	600	316	57	31	40	86	78	1,208

Net deferred loan origination fees and costs	415	(169)	(38)	(46)	(7)	(5)	13	163

Recorded investment in loans	$185,405	$117,929	$26,778	$14,863	$11,429	$31,708	$27,009	$415,121

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$5,429	$6,091	$2,306	$29	$-	$235	$456	$14,546

Collectively evaluated for impairment	179,372	111,838	24,472	14,834	11,429	31,473	26,519	399,937

Acquired with deteriorated credit quality	604	-	-	-	-	-	34	638

Ending balance	$185,405	$117,929	$26,778	$14,863	$11,429	$31,708	$27,009	$415,121

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

An analysis of the allowance for loan losses as of December 31, 2013 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$30	$-	$-	$-	$-	$-	$12	$42

Collectively evaluated for impairment	630	3,080	253	255	367	1,070	274	5,929

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$660	$3,080	$253	$255	$367	$1,070	$286	$5,971

An analysis of the allowance for loan losses as of September 30, 2013 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$30	$-	$-	$-	$-	$-	$6	$36

Collectively evaluated for impairment	750	2,826	249	229	299	907	242	5,502

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$780	$2,826	$249	$229	$299	$907	$248	$5,538

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2013 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$780	$2,826	$249	$229	$299	$907	$248	$5,538
Provisions	(46)	35	4	26	68	163	51	301
Charge-offs	(76)	-	-	-	-	-	(30)	(106)
Recoveries	2	219	-	-	-	-	17	238

Ending balance	$660	$3,080	$253	$255	$367	$1,070	$286	$5,971

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$908	$2,204	$389	$52	$2	$1,084	$267	$4,906
Provisions	27	(83)	29	9	43	413	14	452
Charge-offs	(123)	(11)	-	-	-	(137)	(30)	(301)
Recoveries	39	25	-	-	-	-	14	78

Ending balance	$851	$2,135	$418	$61	$45	$1,360	$265	$5,135

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of December 31, 2013 and for the three months ended December 31, 2013 and 2012.

				Three Months Ended
	At December 31, 2013			December 31,
				2013	2013	2012	2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$5,847	$6,241	$-	$6,259	$31	$6,728	$35
Commercial real estate	5,808	5,832	-	6,019	58	2,053	20
Multifamily	2,293	2,234	-	2,240	28	2,289	29
Construction	-	-	-	-	-	174	-
Land and land development	-	-	-	-	-	-	-
Commercial business	263	446	-	447	-	333	-
Consumer	298	311	-	323	2	259	2

	$14,509	$15,064	$-	$15,288	$119	$11,836	$86

Loans with an allowance recorded:
Residential real estate	$60	$55	$30	$55	$-	$118	$-
Commercial real estate	-	-	-	-	-	109	-
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	153	153	12	110	-	87	-

	$213	$208	$42	$165	$-	$314	$-

Total:
Residential real estate	$5,907	$6,296	$30	$6,314	$31	$6,846	$35
Commercial real estate	5,808	5,832	-	6,019	58	2,162	20
Multifamily	2,293	2,234	-	2,240	28	2,289	29
Construction	-	-	-	-	-	174	-
Land and land development	-	-	-	-	-	-	-
Commercial business	263	446	-	447	-	333	-
Consumer	451	464	12	433	2	346	2

	$14,722	$15,272	$42	$15,453	$119	$12,150	$86

The Company recognized $41,000 of interest income on an impaired commercial real estate loan using the cash receipts method during the three months ended December 31, 2013.  The Company did not recognize any interest income using the cash receipts method during the three months ended December 31, 2012.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2013.

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$5,647	$5,975	$-
Commercial real estate	6,091	6,099	-
Multifamily	2,306	2,246	-
Construction	29	13	-
Land and land development	-	-	-
Commercial business	235	235	-
Consumer	361	357	-

	$14,669	$14,925	$-

Loans with an allowance recorded:
Residential real estate	$59	$55	$30
Commercial real estate	-	-	-
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	-	-	-
Consumer	95	95	6

	$154	$150	$36

Total:
Residential real estate	$5,706	$6,030	$30
Commercial real estate	6,091	6,099	-
Multifamily	2,306	2,246	-
Construction	29	13	-
Land and land development	-	-	-
Commercial business	235	235	-
Consumer	456	452	6

	$14,823	$15,075	$36

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans at December 31, 2013:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$3,129	$587	$3,716
Commercial real estate	1,019	6	1,025
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	247	14	261
Consumer	307	39	346

Total	$4,702	$646	$5,348

The following table presents the recorded investment in nonperforming loans at September 30, 2013:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$3,519	$143	$3,662
Commercial real estate	4,817	-	4,817
Multifamily	-	-	-
Construction	29	-	29
Land and land development	-	-	-
Commercial business	218	-	218
Consumer	310	21	331

Total	$8,893	$164	$9,057

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the aging of the recorded investment in past due loans at December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$5,262	$1,067	$2,393	$8,722	$173,890	$182,612
Commercial real estate	474	441	72	987	127,483	128,470
Multifamily	-	-	-	-	27,953	27,953
Construction	-	-	-	-	15,514	15,514
Land and land development	16	-	-	16	11,794	11,810
Commercial business	-	-	261	261	33,843	34,104
Consumer	264	83	136	483	25,284	25,767

Total	$6,016	$1,591	$2,862	$10,469	$415,761	$426,230

The following table presents the aging of the recorded investment in past due loans at September 30, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,981	$1,333	$2,466	$6,780	$178,625	$185,405
Commercial real estate	295	211	667	1,173	116,756	117,929
Multifamily	35	-	-	35	26,743	26,778
Construction	-	-	-	-	14,863	14,863
Land and land development	9	-	-	9	11,420	11,429
Commercial business	-	14	234	248	31,460	31,708
Consumer	186	53	223	462	26,547	27,009

Total	$3,506	$1,611	$3,590	$8,707	$406,414	$415,121

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2013, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$171,488	$117,616	$27,953	$15,514	$11,665	$32,861	$25,047	$402,144
Special Mention	3,386	4,440	-	-	33	700	114	8,673
Substandard	7,400	6,414	-	-	112	338	546	14,810
Doubtful	338	-	-	-	-	205	60	603
Loss	-	-	-	-	-	-	-	-

Total	$182,612	$128,470	$27,953	$15,514	$11,810	$34,104	$25,767	$426,230

As of September 30, 2013, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$173,350	$109,311	$26,778	$14,863	$11,283	$30,920	$26,272	$392,777
Special Mention	4,519	2,104	-	-	146	373	114	7,256
Substandard	7,190	6,033	-	-	-	210	568	14,001
Doubtful	346	481	-	-	-	205	55	1,087
Loss	-	-	-	-	-	-	-	-

Total	$185,405	$117,929	$26,778	$14,863	$11,429	$31,708	$27,009	$415,121

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

The following table summarizes the Company’s recorded investment in TDRs at December 31, 2013 and September 30, 2013.  There was no specific reserve included in the allowance for loan losses related to TDRs at December 31, 2013 and September 30, 2013.

	Accruing	Nonaccrual	Total
	(In thousands)
December 31, 2013:
Residential real estate	$2,778	$335	$3,113
Commercial real estate	4,789	721	5,510
Multifamily	2,293	-	2,293
Commercial business	16	13	29
Consumer	144	-	144

Total	$10,020	$1,069	$11,089

September 30, 2013:
Residential real estate	$2,187	$777	$2,964
Commercial real estate	1,274	4,029	5,303
Multifamily	2,306	-	2,306
Commercial business	17	13	30
Consumer	146	-	146

Total	$5,930	$4,819	$10,749

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three-month periods ended December 31, 2013 and 2012:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(In thousands)
December 31, 2013:
Residential real estate	2	$97	$117
Commercial real estate	1	716	724

Total	3	$813	$841

December 31, 2012:
Residential real estate	1	$16	$16

Total	1	$16	$16

For the TDRs listed above, the terms of modification included reduction of the stated interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

The Company had not committed to lend any additional amounts as of December 31, 2013 and September 30, 2013 to customers with outstanding loans classified as TDRs.

During the three-month period ended December 31, 2013, the Company had one TDR with a balance of $276,000 that was modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure).  As of December 31, 2013 this loan was 90 days past due and still accruing interest.  During the three-month period ended December 31, 2012, the Company had one TDR with a balance of $75,000 that was modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due).  This loan was on nonaccrual status as of December 31, 2012.

4.           Real Estate Development and Construction

The Company is developing a parcel of land in New Albany, Indiana for retail purposes through the Bank’s subsidiary, FFCC.  The total cost of the development is expected to be approximately $7.6 million, including the $7.3 million paid as of December 31, 2013.  The development costs were partially funded by a loan from another financial institution.  The development is substantially completed, with only certain tenant improvements in a multi-tenant retail building to be completed for current and future lessees, and eight tenants have commenced occupancy as of December 31, 2013.

Development and construction period interest of $22,000 was capitalized as part of the real estate carrying value during the three months ended December 31, 2012.

Depreciation expense of $87,000 and $12,000 was recognized for real estate development and construction for the three-month periods ended December 31, 2013 and 2012, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

5.           Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Earnings per share information is presented below for the three-month periods ended December 31, 2013 and 2012.

	Three Months Ended
	December 31,
(Dollars in thousands, except per share data)	2013	2012

Basic:
Earnings:
Net income	$1,028	$1,016
Less: Preferred stock dividends declared	(43)	(43)

Net income available to common shareholders	$985	$973

Shares:
Weighted average common shares outstanding	2,158,106	2,155,999

Net income per common share, basic	$0.46	$0.45

Diluted:
Earnings:
Net income	$1,028	$1,016
Less: Preferred stock dividends declared	(43)	(43)

Net income available to common shareholders	$985	$973

Shares:
Weighted average common shares outstanding	2,158,106	2,155,999
Add: Dilutive effect of outstanding options	89,362	66,438
Add: Dilutive effect of nonvested restricted stock	13,190	14,930
Weighted average shares outstanding, as adjusted	2,260,658	2,237,367

Net income per common share, diluted	$0.44	$0.43

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6.             Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2013	2012
	(In thousands)
Cash payments for:
Interest	$999	$1,284
Taxes	-	100

Transfers from loans to foreclosed real estate	558	238

Proceeds from sales of foreclosed real estate financed through loans	410	121

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2013 and September 30, 2013.  The Company had no liabilities measured at fair value as of December 31, 2013 or September 30, 2013.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2013:
Assets Measured - Recurring Basis:
Trading account securities	$-	$4,154	$-	$4,154

Securities available for sale:
Agency bonds and notes	$-	$14,134	$-	$14,134
Agency mortgage-backed	-	48,035	-	48,035
Agency CMO	-	25,488	-	25,488
Privately-issued CMO	-	4,510	-	4,510
Privately-issued ABS	-	7,705		7,705
SBA certificates	-	2,032		2,032
Municipal	-	72,708	-	72,708
Equity securities	107	-	-	107
Total securities available for sale	$107	$174,612	$-	$174,719

Interest rate cap contract	$-	$10	$-	$10

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$5,877	$5,877
Commercial real estate	-	-	5,808	5,808
Multifamily	-	-	2,293	2,293
Commercial business	-	-	263	263
Consumer	-	-	439	439
Total impaired loans	$-	$-	$14,680	$14,680

Loans held for sale	$-	$99	$-	$99

Other real estate owned, held for sale:
Residential real estate	$-	$-	$611	$611
Commercial real estate	-	-	345	345
Land and land development	-	-	23	23
Total other real estate owned	$-	$-	$979	$979

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2013:
Assets Measured - Recurring Basis:
Trading account securities	$-	$3,210	$-	$3,210

Securities available for sale:
Agency bonds and notes	$-	$15,197	$-	$15,197
Agency mortgage-backed	-	41,714	-	41,714
Agency CMO	-	24,074	-	24,074
Privately-issued CMO	-	4,616	-	4,616
Privately-issued ABS	-	7,799	-	7,799
SBA certificates	-	2,093		2,093
Municipal	-	68,581	-	68,581
Equity securities	93	-	-	93
Total securities available for sale	$93	$164,074	$-	$164,167

Interest rate cap contract	$-	$11	$-	$11

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$5,676	$5,676
Commercial real estate	-	-	6,091	6,091
Multifamily	-	-	2,306	2,306
Construction	-	-	29	29
Commercial business	-	-	235	235
Consumer	-	-	450	450
Total impaired loans	$-	$-	$14,787	$14,787

Loans held for sale	$-	$399	$-	$399

Other real estate owned, held for sale:
Residential real estate	$-	$-	$397	$397
Commercial real estate	-	-	375	375
Multifamily	-	-	27	27
Total other real estate owned	$-	$-	$799	$799

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  There were no changes in the valuation techniques and related inputs used for assets measured at fair value during the three-month periods ended December 31, 2013 and 2012.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals.  The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.  At December 31, 2013, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%.  During the three-month period ended December 31, 2013, the Company recognized provisions for loan losses of $2,000 for impaired loans.  No provisions for loan losses were recognized for the three-month period ended December 31, 2012 for impaired loans.

Loans Held for Sale.  Loans held for sale are carried at the lower of cost or market value.  The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are carried at Level 2.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Other Real Estate Owned.  Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property.  The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral.  At December 31, 2013, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the property ranging from 0.0% to 6.0%.  The Company recognized charges of $37,000 and $47,000 to write down other real estate owned to fair value for the three months ended December 31, 2013 and 2012, respectively.

Transfers Between Categories.  There were no transfers into or out of the Company's Level 3 financial assets for the three-month periods ended December 31, 2013 and 2012.  In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three-month periods ended December 31, 2013 and 2012.

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

	Carrying	Fair Value Measurements Using:
December 31, 2013:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$9,171	$9,171	$-	$-
Interest-bearing deposits with banks	10,786	10,786	-	-
Interest-bearing time deposits	1,500	-	1,482	-
Trading account securities	4,154	-	4,154	-
Securities available for sale	174,719	107	174,612	-
Securities held to maturity	6,184	-	6,344	-

Loans, net	419,021	-	-	424,412

Loans held for sale	99	-	99	-
Federal Home Loan Bank stock	5,675	-	5,675	-
Accrued interest receivable	2,722	-	2,722	-
Interest rate cap (included in other assets)	10	-	10	-

Financial liabilities:
Deposits	491,522	-	-	490,872
Short-term repurchase agreements	1,336	-	1,336	-
Borrowings from Federal Home Loan Bank	102,565	-	102,818	-
Other long-term debt	4,939	-	4,939	-
Accrued interest payable	177	-	177	-
Advance payments by borrowers for taxes and insurance	522	-	522	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Carrying	Fair Value Measurements Using:
September 30, 2013:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$9,607	$9,607	$-	$-
Interest-bearing deposits with banks	11,208	11,208	-	-
Interest-bearing time deposits	1,500	-	1,475	-
Trading account securities	3,210	-	3,210	-
Securities available for sale	164,167	93	164,074	-
Securities held to maturity	6,417	-	6,514	-

Loans, net	408,375	-	-	413,629

Loans held for sale	399	-	399	-
Federal Home Loan Bank stock	5,500	-	5,500	-
Accrued interest receivable	2,391	-	2,391	-
Interest rate cap (included in other assets)	11	-	11	-

Financial liabilities:
Deposits	477,726	-	-	477,094
Short-term repurchase agreements	1,335	-	1,335	-
Borrowings from Federal Home Loan Bank	89,348	-	87,932	-
Other long-term debt	4,973	-	4,973	-
Accrued interest payable	184	-	184	-
Advance payments by borrowers for taxes and insurance	707	-	707	-

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

Debt and Equity Securities and Interest-Bearing Time Deposits

For marketable equity securities, the fair values are based on quoted market prices.  For debt securities and interest-bearing time deposits, the Company obtains fair value measurements from an independent pricing service and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.  For FHLB stock, a restricted equity security, the carrying amount is a reasonable estimate of fair value because it is not marketable.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

8.           Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees.  The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company.  The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions.  Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan.  Dividends payable on unallocated shares are not considered dividends for financial reporting purposes.  Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan.  Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity.  Compensation expense recognized for the three-month periods ended December 31, 2013 and 2012 amounted to $428,000 and $393,000, respectively.  Company common stock held by the ESOP trust at December 31, 2013  and September 30, 2013 was as follows:

	December 31,	September 30,
	2013	2013
	(In thousands)

Allocated shares	123,819	103,116
Unearned shares	65,792	86,495
Total ESOP shares	189,611	189,611

Fair value of unearned shares	$1,503,000	$1,946,000

9.	Stock Based Compensation Plans

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million.  These acquired common shares were later granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million.  The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital.  The restricted stock vests ratably over a five-year period from the grant date.  Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  Compensation expense related to restricted stock recognized for each of the three-month periods ended December 31, 2013 and 2012 amounted to $65,000.  A summary of the Company’s nonvested restricted shares activity under the Plan as of December 31, 2013 and changes during the three-month period then ended is presented below.

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2013	39,230	$13.25
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at December 31, 2013	39,230	$13.25

There were no restricted shares granted or vested during the three-month periods ended December 31, 2013 and 2012.  At December 31, 2013, there was $357,000 of total unrecognized compensation expense related to nonvested restricted shares.  The compensation expense is expected to be recognized over the remaining vesting period of 1.4 years.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

A summary of stock option activity under the Plan as of December 31, 2013, and changes during the three-month period then ended is presented below.

		Weighted	Weighted
	Number	Average	Average
	Exercise	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
(Dollars in thousands, except per share data)

Outstanding at October 1, 2013	245,232	$13.25	6.6	$2,268
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at December 31, 2013	245,232	$13.25	6.4	$2,354

Exercisable at December 31, 2013	147,141	$13.25	6.4	$1,413

There were no stock options granted or exercised during the three-month periods ended December 31, 2013 and 2012.  The Company recognized compensation expense related to stock options of $38,000 for each of three-month periods ended December 31, 2013 and 2012.  At December 31, 2013, there was $208,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period of 1.4 years.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to nine 9.0%.  Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%.  The dividend rate for the tenth dividend period ended December 31, 2013 was 1.0% and the weighted average dividend rate for the three-month period ended December 31, 2013 was 1.0%.  The dividend rate for the eleventh dividend period through the eighteenth dividend period will be 1.0%.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11.          Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210). The update requires an entity to disclose information about offsetting and related arrangements to enable users of the financial statements to understand the effect of netting arrangements on the entity’s financial position.  The scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  ASU No. 2013-01 was issued in January 2013 to address implementation issues and clarify the scope of ASU No. 2011-11.  The amendments in the updates are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with disclosures required by the amendments provided retrospectively for all comparative periods presented.  The adoption of these updates did not have a material impact on the Company’s consolidated financial position or results of operations.

In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  The update indicates that when a reporting entity initially recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification.  Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).  The amendments in the update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, and should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption.  Early adoption is permitted.  The adoption of this update did not have a material impact on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update does not change the current requirements for reporting net income or other comprehensive income in financial statements.  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the amendments in the update are effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption is permitted.  The adoption of this update did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The objective of the amendments in this update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The amendments in the update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor, and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in the update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; the ability to successfully integrate the operations of Community First; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2013 under “Part II, Item 1A. Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three-month period ended December 31, 2013, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2013.

Comparison of Financial Condition at December 31, 2013 and September 30, 2013

Cash and Cash Equivalents.  Cash and cash equivalents decreased $858,000, from $20.8 million at September 30, 2013 to $20.0 million at December 31, 2013.

Loans.  Net loans receivable increased $10.6 million, from $408.4 million at September 30, 2013 to $419.0 million at December 31, 2013, primarily due to increases in commercial real estate, commercial business and multi-family residential loans of $10.6 million, $2.4 million and $1.2 million, respectively, which more than offset decreases in residential permanent loans and consumer loans of $2.8 million and $1.2 million, respectively.  The decreases in residential mortgage and consumer loans are primarily due to loan payoffs that have not been replaced by new originations.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Trading Account Securities.  Trading account securities increased by $944,000 from $3.2 million at September 30, 2013 to $4.2 million at December 31, 2013.  Trading account securities are comprised of investment grade municipal bonds.

Securities Available for Sale.  Securities available for sale increased $10.5 million from $164.2 million at September 30, 2013 to $174.7 million at December 31, 2013 due primarily to purchases of $16.4 million, partially offset by maturities and calls of $1.2 million, principal repayments of $3.6 million and sales of $302,000. The increase in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities, including mortgage-backed securities and CMOs, and municipal bonds was primarily funded by the decrease in cash and cash equivalents and increases in deposits and borrowings from the FHLB.

Securities Held to Maturity.  Investment securities held-to-maturity decreased $233,000 from $6.4 million at September 30, 2013 to $6.2 million at December 31, 2013 due primarily to principal repayments on mortgage-backed securities.

Cash Surrender Value of Life Insurance.  Cash surrender value of life insurance increased $5.1 million, from $12.9 million at September 30, 2013 to $18.0 million at December 31, 2013 primarily as the result of an investment in bank-owned life insurance of $5.0 million in December 2013.

Deposits.  Total deposits increased $13.8 million from $477.7 million at September 30, 2013 to $491.5 million at December 31, 2013 primarily due to an increase in certificates of deposit, interest-bearing demand deposit accounts, and savings accounts of $13.4 million, $3.1 million, and $1.4 million, respectively, which more than offset decreases in noninterest-bearing demand deposit accounts of $2.7 million and money market deposit accounts of $1.4 million during the period. The increase in certificates of deposit is primarily due to an increase of $17.5 million in brokered certificates of deposits, which more than offset decreases in various maturity classes of retail certificates of deposit. The decrease in retail certificates of deposits is primarily attributed to maturities that customers are investing in more liquid accounts given the low interest rate environment. Management has increased the level of brokered certificates of deposit  in order to take advantage of historically low interest rates, provide short-term liquidity, replace attrition of retail certificates of deposit, and provide funding for the loan portfolio growth, purchases of available for sale securities and the investment in additional bank-owned life insurance.

Borrowings.  Borrowings from the FHLB increased $13.3 million from $89.3 million at September 30, 2013 to $102.6 million at December 31, 2013.  Management has increased the level of FHLB advances in order to take advantage of historically low interest rates, provide short-term liquidity and provide funding for the loan portfolio growth, purchases of available for sale securities and the investment in additional bank-owned life insurance.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Stockholders’ Equity.  Stockholders’ equity increased $194,000 from $82.3 million at September 30, 2013 to $82.4 million at December 31, 2013.  Retained earnings increased $798,000 due to net income available to common shareholders of $985,000, partially offset by common stock cash dividends of $187,000.  Other comprehensive income decreased $337,000 as a result of a decrease in net unrealized gains on securities available for sale, which is due to changes in the yield curve and long-term rate forecasts. The Company also repurchased 37,349 shares of common stock on the open market for a total cost of $834,000 during the three-month period ended December 31, 2013. Book value (common shareholders’ equity) per common share was $28.88 at December 31, 2013 as compared to $28.32 at September 30, 2013. Tangible book value (common shareholders’ equity) per common share was $24.49 at December 31, 2013 as compared to $23.97 at September 30, 2013.

Results of Operations for the Three Months Ended December 31, 2013 and 2012

Overview.  The Company reported net income of $1.0 million and net income available to common shareholders of $985,000, or $0.44 per diluted share, for the three-month period ended December 31, 2013 compared to net income of $1.0 million and net income available to common shareholders of $973,000, or $0.43 per diluted share, for the three-month period ended December 31, 2012.  The annualized return on average assets, average equity and average common stockholders’ equity were 0.61%, 4.95% and 6.23%, respectively, for the three-month period ended December 31, 2013.

Net Interest Income.  Net interest income increased $147,000, or 2.6%, for the three-month period ended December 31, 2013 compared to the same period in 2012. Average interest-earnings assets increased $37.1 million and average interest-bearing liabilities increased $30.5 million when comparing the two periods.  The tax-equivalent interest rate spread was 3.86% for 2013 as compared to 3.99% for 2012.

Total interest income decreased $26,000, or 0.4%, when comparing the two periods due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 4.86% for 2012 to 4.55% for 2013, which more than offset the change in interest income due to an increase in the average balance of interest-earning assets of $37.1 million from $575.9 million for 2012 to $613.0 million for 2013. The average balance of loans, investment securities and interest-bearing deposits with banks increased $25.0 million, $7.7 million and $4.2 million, respectively, when comparing the two periods.

Total interest expense decreased $173,000, or 15.7%, due primarily to a decrease in the average cost of interest-bearing liabilities from 0.87% for 2012 to 0.69% for 2013, which more than offset the change in interest expense due to an increase in the average balance of interest-bearing liabilities of $30.5 million from $503.3 million for 2012 to $533.8 million for 2013. The average cost of interest-bearing liabilities decreased for 2013 primarily as a result of lower market interest rates as compared to 2012 and the repricing of certificates of deposit and borrowings at lower market interest rates as they matured. The average balance of borrowings increased $37.3 million while the average balance of total deposits decreased $6.8 million when comparing the two periods.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Average Balance Sheets.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended December 31, 2013 and 2012.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Nonaccrual loans are included in average balances only.  Loan fees are included in interest income on loans and are not material.  Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Three Months Ended December 31,
	2013			2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$11,547	$9	0.31%	$7,320	$4	0.22%
Loans	419,217	5,247	5.01	394,193	5,290	5.37
Investment securities	131,310	1,446	4.40	125,375	1,422	4.54
Agency mortgage-backed securities	45,347	220	1.94	43,562	219	2.01
Federal Home Loan Bank stock	5,584	50	3.58	5,400	56	4.15
Total interest-earning assets	613,005	6,972	4.55	575,850	6,991	4.86

Non-interest-earning assets	57,739			64,252
Total assets	$670,744			$640,102

Liabilities and equity:
NOW accounts	$116,686	$64	0.22%	$101,858	$98	0.38%
Money market deposit accounts	71,884	60	0.33	64,534	78	0.48
Savings accounts	68,089	11	0.06	63,256	20	0.13
Time deposits	177,913	477	1.07	211,701	603	1.14
Total interest-bearing deposits	434,572	612	0.56	441,349	799	0.72

Borrowings (1)	99,239	310	1.25	61,960	296	1.91
Total interest-bearing liabilities	533,811	922	0.69	503,309	1,095	0.87

Non-interest-bearing deposits	48,723			48,015
Other non-interest-bearing liabilities	5,133			5,485
Total liabilities	587,667			556,809

Total equity	83,077			83,293
Total liabilities and equity	$670,744			$640,102
Net interest income		$6,050			$5,896
Interest rate spread			3.86%			3.99%

Net interest margin			3.95%			4.10%
Average interest-earning assets to average interest-bearing liabilities			114.84%			114.41%

(1)  Includes FHLB borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rate/Volume Analysis.  The following table sets forth the effects of changing rates and volumes on our net interest income for the three-month periods ended December 31, 2013 and 2012.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended December 31, 2013
	Compared to
	Three Months Ended December 31, 2012
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$2	$3	$5
Loans	(814)	771	(43)
Investment securities	(45)	69	24
Agency mortgage-backed securities	(5)	6	1
Other interest-earning assets	(8)	2	(6)
Total interest-earning assets	(870)	851	(19)

Interest expense:
Deposits	(175)	(12)	(187)
Borrowings (1)	(19)	33	14
Total interest-bearing liabilities	(194)	21	(173)
Net increase (decrease) in net interest income	$(676)	$830	$154

(1)  Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses.  The provision for loan losses was $301,000 for the three-month period ended December 31, 2013 compared to $452,000 for the same period in 2012. The decrease in the provision for loans losses for 2013 as compared to the prior period was due primarily to net recoveries in the 2013 period and a decrease in nonperforming loans when comparing the two periods.

The Company recognized net recoveries of $132,000 for the three-month period ended December 31, 2013 compared to net charge-offs of $223,000 for the same period in 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The recorded investment in nonperforming loans was $5.3 million at December 31, 2013 compared to $9.1 million at September 30, 2013 and $6.5 million at December 31, 2012. Nonperforming loans at December 31, 2013 include nonaccrual loans of $4.7 million and loans totaling $646,000 that are over 90 days past due, but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery. The decrease in nonperforming loans from September 30, 2013 to December 31, 2013 is due primarily to a single commercial real estate loan with an outstanding balance of $4.0 million that was reclassified from nonaccrual to accruing status as of December 31, 2013. This loan was current at December 31, 2013 and performed according to the restructured terms for six consecutive months.

Gross loans receivable increased $25.5 million from $403.3 million at December 31, 2012 to $428.8 million at December 31, 2013, primarily due to an increase in commercial real estate loans of $33.6 million, which more than offset a decrease in residential permanent loans of $7.0 million.  The increase in commercial real estate loans when comparing the two periods is due primarily to a commercial real estate lending program started in January 2013 that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are leased to investment grade national-brand retailers. This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees.  The balance of this portfolio was $20.4 million at December 31, 2013.

The allowance for loan losses was $6.0 million at December 31, 2013 compared to $5.5 million at September 30, 2013 and $5.1 million at December 31, 2012.  Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses.  The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income.  Noninterest income increased $104,000 for the three-month period ended December 31, 2013 as compared to the same period in 2012.  The increase was due primarily to increases in real estate lease income and net gain on trading account securities of $97,000 and $55,000, respectively, which more than offset decreases in net gain on sales of loans and service charges on deposit accounts of $30,000 and $20,000, respectively.  There were eight active tenants in the real estate development at December 31, 2013, described above in Note 4 of the Notes to Consolidated Financial Statements, compared to two active tenants at December 31, 2012.

Noninterest Expense.  Noninterest expenses increased $345,000 for the three-month period ended December 31, 2013 as compared to the same period in 2012. The increase was due primarily to increases in compensation and benefits expense, occupancy and equipment expense, and other operating expenses of $163,000, $148,000 and $47,000, respectively, which more than offset a decrease in advertising expense of $38,000. The increase in compensation and benefits expense is due primarily to normal salary, wages and benefits increases, and increased ESOP compensation expense. ESOP compensation expense for the quarters ended December 31, 2013 and 2012 included approximately $341,000 and $323,000, respectively, of additional expense due to the accelerated repayment of the ESOP loan. The increase in occupancy and equipment expense is due primarily to the Bank’s new branch location in New Albany, Indiana, which opened in August 2013.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense.  The Company recognized income tax expense of $423,000 for the three-months ended December 31, 2013, for an effective tax rate of 29.2%, compared to income tax expense of $378,000, for an effective tax rate of 27.1%, for the same period in 2012.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At December 31, 2013, the Bank had cash and cash equivalents of $20.0 million, trading account securities with a fair value of $4.2 million and securities available-for-sale with a fair value of $174.7 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  The Bank must also file prior notice with the Federal Reserve Board before the Bank may declare and pay dividends to the Company.  During the three months ended December 31, 2013 the Bank declared and paid dividends to the Company totaling $5.0 million.  At December 31, 2013, the Company had liquid assets of $5.6 million.

Capital Management.  The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  As of December 31, 2013, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to adjusted total assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.41%, 14.25% and 15.51%, respectively.  The regulatory requirements at that date were 5.0%, 6.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines.  At December 31, 2013, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company's financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit.  A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

For the three-months ended December 31, 2013, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

The Company’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates by operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets and decrease the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of short-term residential mortgage, commercial mortgage and commercial business loans, all of which are retained by the Company for its portfolio. The Company relies on retail deposits as its primary source of funds. Management believes the primary use of retail deposits, complimented with a modest allocation of brokered certificates of deposit and FHLB borrowings, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

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

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Results of our simulation modeling as of September 30, 2013, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario. Given the timing of the release of this information, the information as of December 31, 2013 is unavailable for inclusion in this report. Management believes that there have been no material changes in the market risk of the Company’s asset and liability positions since September 30, 2013.

	At September 30, 2013
Immediate Change	One Year Horizon
in the Level	Dollar	Percent
of Interest Rates	Change	Change
	(Dollars in thousands)
300bp	$(99)	(0.45)%
200bp	(111)	(0.50)
100bp	(69)	(0.31)
Static	-	-
(100)bp	260	1.17

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

FIRST SAVINGS FINANCIAL GROUP, INC.
PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Results of our simulation modeling as of September 30, 2013, which assumes an immediate and sustained parallel shift in market interest rates, project that Company’s EVE could change as follows, relative to our base case scenario. Given the timing of the release of this information, the information as of December 31, 2013 is unavailable for inclusion in this report. Management believes that there have been no material changes in the market risk of the Company’s asset and liability positions since September 30, 2013.

	At September 30, 2013
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$77,012	$(25,354)	(24.77)%	13.07%	(246)bp
200bp	85,452	(16,914)	(16.52)	13.97	(156)bp
100bp	95,583	(6,783)	(6.63)	15.02	(51)bp
Static	102,366	-	-	15.53	- bp
(100)bp	95,248	(7,118)	(6.95)	14.26	(127)bp

The previous table indicates that at September 30, 2013, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 to 300 basis point increase and/or 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at September 30, 2013 comprised approximately 55.2% of the loan portfolio. The percentage of fixed-rate loans in the Company’s loan portfolio was 53.9% at December 31, 2013.

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

During the quarter ended December 31, 2013, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however, these are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

FIRST SAVINGS FINANCIAL GROUP, INC.
PART II

OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended December 31, 2013:

			(c)	(d)
			Total number of shares	Maximum number (or
	(a)	(b)	(or units) purchased as	appropriate dollar value) of
	Total number of	Average price	part of publicly	shares (or units) that may yet
	shares (or units)	paid per share	announced plans or	be purchased under the plans
Period	purchased	(or unit)	programs (1)	or programs
October 1, 2013 throug October 31, 2013	22,700	$22.13	22,700	204,006

November 1, 2013 through November 30, 2013	12,396	$22.64	12,396	191,610

December 1, 2013 through December 31, 2013	2,253	$22.91	2,253	189,357

Total	37,349	$22.35	37,349	189,357
 __________________________
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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

____________________
* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated February 14, 2014	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated February 14, 2014	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-58-