Form 10-Q
period 2014-06-30
First Savings Financial Group Inc
filed 2014-08-14
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2014 was 2,177,412.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2014	2013

ASSETS
Cash and due from banks	$9,477	$9,607
Interest-bearing deposits with banks	9,908	11,208
Total cash and cash equivalents	19,385	20,815

Interest-bearing time deposits	1,500	1,500
Trading account securities, at fair value	5,254	3,210
Securities available for sale, at fair value	185,764	164,167
Securities held to maturity	5,744	6,417

Loans held for sale	122	399
Loans, net	423,793	408,375

Federal Home Loan Bank stock, at cost	5,675	5,500
Real estate development and construction	7,253	7,178
Premises and equipment	14,456	14,842
Other real estate owned, held for sale	714	799
Accrued interest receivable:
Loans	1,274	1,208
Securities	1,470	1,183
Cash surrender value of life insurance	18,297	12,933
Goodwill	7,936	7,936
Core deposit intangibles	1,811	2,069
Other assets	1,363	1,924

Total Assets	$701,811	$660,455

LIABILITIES
Deposits:
Noninterest-bearing	$57,580	$50,093
Interest-bearing	467,615	427,633
Total deposits	525,195	477,726

Repurchase agreements	1,337	1,335
Borrowings from Federal Home Loan Bank	79,749	89,348
Other long-term debt	4,855	4,973
Accrued interest payable	163	184
Advance payments by borrowers for taxes and insurance	535	707
Accrued expenses and other liabilities	4,314	3,929
Total Liabilities	616,148	578,202

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A,
$.01 par value; Authorized 17,120 shares; issued and outstanding
17,120 shares; aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share
Authorized 20,000,000 shares; issued 2,542,042 shares; outstanding
2,177,412 shares (2,299,654 shares at September 30, 2013)	25	25
Additional paid-in capital - preferred	17,120	17,120
Additional paid-in capital - common	26,027	25,464
Retained earnings - substantially restricted	46,087	42,870
Accumulated other comprehensive income	3,459	1,468
Unearned ESOP shares	(577)	(865)
Unearned stock compensation	(227)	(422)
Less treasury stock, at cost - 364,630 shares
(242,388 shares at September 30, 2013)	(6,251)	(3,407)
Total Stockholders' Equity	85,663	82,253

Total Liabilities and Stockholders' Equity	$701,811	$660,455

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2014	2013	2014	2013

INTEREST INCOME
Loans, including fees	$5,262	$5,183	$15,744	$15,942
Securities:
Taxable	1,147	1,081	3,400	3,180
Tax-exempt	445	367	1,289	1,156
Dividend income	58	48	186	151
Interest-bearing deposits with banks	10	10	27	21
Total interest income	6,922	6,689	20,646	20,450

INTEREST EXPENSE
Deposits	589	642	1,799	2,172
Repurchase agreements	1	2	3	5
Borrowings from Federal Home Loan Bank	233	255	726	814
Loans payable	50	10	155	23
Total interest expense	873	909	2,683	3,014

Net interest income	6,049	5,780	17,963	17,436
Provision for loan losses	300	560	904	1,562

Net interest income after provision for loan losses	5,749	5,220	17,059	15,874

NONINTEREST INCOME
Service charges on deposit accounts	322	304	919	921
Net gain on sales of available for sale securities	122	-	123	1
Net gain (loss) on trading account securities	210	(30)	572	201
Unrealized gain (loss) on derivative contract	(5)	7	(10)	6
Net gain on sales of loans	72	235	191	414
Increase in cash surrender value of life insurance	133	98	364	289
Commission income	77	77	217	225
Real estate lease income	157	86	418	190
Other income	203	258	983	713
Total noninterest income	1,291	1,035	3,777	2,960

NONINTEREST EXPENSE
Compensation and benefits	2,742	2,515	8,451	7,825
Occupancy and equipment	626	651	1,901	1,648
Data processing	313	262	917	887
Advertising	134	96	274	312
Professional fees	310	163	942	650
FDIC insurance premiums	112	133	334	366
Net loss on other real estate owned	82	76	190	173
Other operating expenses	731	777	2,226	2,408
Total noninterest expense	5,050	4,673	15,235	14,269
Income before income taxes	1,990	1,582	5,601	4,565
Income tax expense	534	441	1,581	1,238
Net Income	$1,456	$1,141	$4,020	$3,327

Preferred stock dividends declared	43	43	129	129
Net Income Available to Common Shareholders	$1,413	$1,098	$3,891	$3,198

Net income per common share:
Basic	$0.68	$0.51	$1.83	$1.48
Diluted	$0.64	$0.48	$1.74	$1.41

Weighted average common shares outstanding:
Basic	2,092,938	2,173,914	2,130,599	2,164,281
Diluted	2,201,323	2,277,824	2,237,193	2,261,821

Dividends per common share	$0.11	$0.10	$0.32	$0.60

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013

Net Income	$1,456	$1,141	$4,020	$3,327

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	2,086	(5,060)	3,189	(5,250)
Income tax (expense) benefit	(743)	1,826	(1,123)	1,861
Net of tax amount	1,343	(3,234)	2,066	(3,389)

Less: reclassification adjustment for realized gains included in net income	(122)	-	(123)	(1)
Income tax expense	48	-	48	1
Net of tax amount	(74)	-	(75)	-

Other Comprehensive Income (Loss)	1,269	(3,234)	1,991	(3,389)

Comprehensive Income (Loss)	$2,725	$(2,093)	$6,011	$(62)

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Nine Months Ended June 30, 2013:
Balances at October 1, 2012	$-	$25	$42,021	$39,917	$5,609	$(1,880)	$(2,766)	$82,926

Net income	-	-	-	3,327	-	-	-	3,327

Other comprehensive loss	-	-	-	-	(3,389)	-	-	(3,389)

Preferred stock dividends	-	-	-	(129)	-	-	-	(129)

Common stock dividends ($0.60 per share)	-	-	-	(1,393)	-	-	-	(1,393)

Stock compensation expense	-	-	184	-	-	195	-	379

Shares released by ESOP trust	-	-	290	53	-	294	-	637

Purchase of 16,444 treasury shares	-	-	-	-	-	-	(331)	(331)

Balances at June 30, 2013	$-	$25	$42,495	$41,775	$2,220	$(1,391)	$(3,097)	$82,027

Nine Months Ended June 30, 2014:
Balances at October 1, 2013	$-	$25	$42,584	$42,870	$1,468	$(1,287)	$(3,407)	$82,253

Net income	-	-	-	4,020	-	-	-	4,020

Other comprehensive income	-	-	-	-	1,991	-	-	1,991

Preferred stock dividends	-	-	-	(129)	-	-	-	(129)

Common stock dividends ($0.32 per share)	-	-	-	(674)	-	-	-	(674)

Stock compensation expense	-	-	197	-	-	195	-	392

Shares released by ESOP trust	-	-	366	-	-	288	-	654

Purchase of 122,242 treasury shares	-	-	-	-	-	-	(2,844)	(2,844)

Balances at June 30, 2014	$-	$25	$43,147	$46,087	$3,459	$(804)	$(6,251)	$85,663

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,020	$3,327
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	904	1,562
Depreciation and amortization	1,084	861
Amortization of premiums and accretion of discounts on securities, net	466	484
(Increase) decrease in trading account securities	(2,044)	1,285
Loans originated for sale	(5,517)	(12,168)
Proceeds on sales of loans	5,985	12,992
Net gain on sales of loans	(191)	(414)
Net realized and unrealized (gain) loss on other real estate owned	(64)	11
Net gain on sales of available for sale securities	(123)	(1)
Unrealized (gain) loss on derivative contract	10	(6)
Increase in cash surrender value of life insurance	(364)	(289)
Deferred income taxes	(118)	11
ESOP and stock compensation expense	926	870
Increase in accrued interest receivable	(353)	(296)
Decrease in accrued interest payable	(21)	(50)
Change in other assets and liabilities, net	135	138
Net Cash Provided By Operating Activities	4,735	8,317

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(35,809)	(45,882)
Proceeds from sales of securities available for sale	808	801
Proceeds from maturities of securities available for sale	6,233	12,133
Proceeds from maturities of securities held to maturity	409	568
Principal collected on securities	10,158	15,215
Net increase in loans	(16,705)	(17,066)
Purchase of Federal Home Loan Bank stock	(175)	-
Investment in cash surrender value of life insurance	(5,000)	(4,000)
Proceeds from life insurance	-	606
Proceeds from sale of foreclosed real estate	513	835
Investment in real estate development and construction	(216)	(2,713)
Purchase of premises and equipment	(299)	(997)
Net Cash Used In Investing Activities	(40,083)	(40,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	47,469	(9,851)
Net increase in repurchase agreements	2	5
Increase (decrease) in Federal Home Loan Bank line of credit	(4,599)	11,359
Proceeds from Federal Home Loan Bank advances	272,000	55,000
Repayment of Federal Home Loan Bank advances	(277,000)	(43,056)
Proceeds from other long-term debt	-	2,830
Repayment of other long-term debt	(118)	-
Net decrease in advance payments by borrowers for taxes and insurance	(172)	(158)
Purchase of treasury stock	(2,861)	(331)
Dividends paid on preferred stock	(129)	(129)
Dividends paid on common stock	(674)	(1,162)
Net Cash Provided By Financing Activities	33,918	14,507

Net Decrease in Cash and Cash Equivalents	(1,430)	(17,676)

Cash and cash equivalents at beginning of period	20,815	38,791

Cash and Cash Equivalents at End of Period	$19,385	$21,115

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

The Bank has three-wholly owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages an investment securities portfolio, FFCC, Inc., which is an Indiana corporation that participates in commercial real estate development and leasing, and Southern Indiana Financial Corporation, which is an Indiana corporation that is currently inactive.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2014, the results of operations for the three- and nine-month periods ended June 30, 2014 and 2013, and the cash flows for the nine-month periods ended June 30, 2014 and 2013. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At June 30, 2014 and September 30, 2013, trading account securities recorded at fair value totaled $5.3 million and $3.2 million, respectively, comprised of investment grade municipal bonds. During the nine-months ended June 30, 2014, the Company reported net gains on trading account securities of $572,000, including net realized gains on the sale of securities of $577,000, partially offset by net unrealized losses on securities still held as of the balance sheet date of $5,000. During the three-months ended June 30, 2014, the Company reported net gains on trading account securities of $210,000, including net realized gains on the sale of securities of $159,000 and net unrealized gains on securities still held as of the balance sheet date of $51,000. During the nine-months ended June 30, 2013, the Company reported net gains on trading account securities of $201,000, including net realized gains on the sale of securities of $242,000, partially offset by net unrealized losses on securities still held as of the balance sheet date of $41,000. During the three-months ended June 30, 2013, the Company reported net losses on trading account securities of $30,000, including net realized losses on the sale of securities of $3,000 and net unrealized losses on securities still held as of the balance sheet date of $27,000.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2014:
Securities available for sale:

Agency bonds and notes	$12,278	$11	$283	$12,006
Agency mortgage-backed	50,212	648	109	50,751
Agency CMO	31,493	134	236	31,391
Privately-issued CMO	3,325	653	-	3,978
Privately-issued ABS	5,722	1,847	-	7,569
SBA certificates	1,799	1	-	1,800
Municipal obligations	75,360	3,282	373	78,269

Total securities available for sale	$180,189	$6,576	$1,001	$185,764

Securities held to maturity:

Agency mortgage-backed	$482	$40	$-	$522
Municipal obligations	5,262	320	-	5,582

Total securities held to maturity	$5,744	$360	$-	$6,104

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2013:
Securities available for sale:

Agency bonds and notes	$15,877	$10	$690	$15,197
Agency mortgage-backed	41,720	285	291	41,714
Agency CMO	24,200	199	325	24,074
Privately-issued CMO	3,881	735	-	4,616
Privately-issued ABS	5,829	1,972	2	7,799
SBA certificates	2,081	12	-	2,093
Municipal obligations	68,072	2,057	1,548	68,581
Subtotal – debt securities	161,660	5,270	2,856	164,074

Equity securities	-	93	-	93

Total securities available for sale	$161,660	$5,363	$2,856	$164,167

Securities held to maturity:

Agency mortgage-backed	$721	$52	$-	$773
Municipal	5,696	45	-	5,741

Total securities held to maturity	$6,417	$97	$-	$6,514

The amortized cost and fair value of investment securities as of June 30, 2014 by contractual maturity are shown below. Expected maturities of mortgage-backed securities, CMO and ABS may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due within one year	$2,015	$2,018	$585	$608
Due after one year through five years	5,359	5,412	2,039	2,173
Due after five years through ten years	20,804	21,334	1,581	1,688
Due after ten years	59,460	61,511	1,057	1,113
	87,638	90,275	5,262	5,582

CMO	34,818	35,369	-	-
ABS	5,722	7,569	-	-
SBA certificates	1,799	1,800	-	-
Mortgage-backed securities	50,212	50,751	482	522

	$180,189	$185,764	$5,744	$6,104

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at June 30, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	3	$3,510	$23
Agency CMO	4	7,195	37
Municipal obligations	2	1,759	25

Total less than twelve months	9	12,464	85

Continuous loss position more than twelve months:
Agency bonds and notes	5	10,383	283
Agency mortgage-backed	3	3,834	86
Agency CMO	4	10,946	199
Municipal obligations	23	13,783	348

Total more than twelve months	35	38,946	916

Total securities available for sale	44	$51,410	$1,001

At June 30, 2014, the Company did not have any securities held to maturity with an unrealized loss.

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

The total investment securities in loss positions at June 30, 2014 had depreciated approximately 1.91% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 2.10% and a weighted-average coupon rate of 2.95% at June 30, 2014.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

U.S. government agency bonds and notes, mortgage-backed securities, CMOs, SBA certificates and municipal obligations in loss positions at June 30, 2014 had depreciated approximately 1.91% from the Company’s amortized cost basis as of June 30, 2014. All of the agency and municipal securities are issued by U.S. government agencies, U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At June 30, 2014, the Company held nineteen privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $2.5 million and fair value of $3.8 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

At June 30, 2014, there were no privately-issued CMO or ABS securities in a loss position. Based on the independent third party analysis of the expected cash flows, management determined that no other-than-temporary impairment was recognized on the privately-issued CMO and ABS portfolios at June 30, 2014. While the Company did not recognize a credit-related impairment loss at June 30, 2014, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and, therefore, require a credit-related impairment charge.

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

During the nine-month period ended June 30, 2014, the Company realized gross gains on sales of available for sale U.S. government agency notes, equity securities and municipal obligations of $1,000, $111,000 and $11,000, respectively. During the nine-month period ended June 30, 2013, the Company realized gross gains on sales of available for sale U.S. government agency notes of $1,000. During the three-month period ended June 30, 2014, the Company realized gross gains on sales of available for sale equity securities and municipal obligations of $111,000 and $11,000, respectively. The Company did not realize any gains or losses on sales of available for sale securities during the three-month period ended June 30, 2013.

Certain available for sale debt securities were pledged under repurchase agreements at June 30, 2014 and September 30, 2013, and may be pledged to secure federal funds borrowings and Federal Home Loan Bank (“FHLB”) borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at June 30, 2014 and September 30, 2013 consisted of the following:

	June 30,	September 30,
	2014	2013
	(In thousands)
Real estate mortgage:
1-4 family residential	$181,106	$184,390
Commercial	140,994	117,782
Multifamily residential	27,221	26,759
Residential construction	12,963	12,537
Commercial construction	5,976	6,730
Land and land development	11,355	11,396
Commercial business loans	30,532	31,627
Consumer:
Home equity loans	17,275	17,133
Auto loans	5,872	6,519
Other consumer loans	2,529	3,266
Gross loans	435,823	418,139
Undisbursed portion of construction loans	(6,074)	(4,389)
Principal loan balance	429,749	413,750

Deferred loan origination fees and costs, net	36	163
Allowance for loan losses	(5,992)	(5,538)

Loans, net	$423,793	$408,375

During the nine-month period ended June 30, 2014, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of June 30, 2014:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$181,106	$140,994	$27,221	$12,865	$11,355	$30,532	$25,676	$429,749

Accrued interest receivable	598	350	67	22	43	129	65	1,274

Net deferred loan origination fees and costs	345	(228)	(34)	(50)	2	(9)	10	36

Recorded investment in loans	$182,049	$141,116	$27,254	$12,837	$11,400	$30,652	$25,751	$431,059

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,810	$5,765	$2,266	$-	$-	$144	$378	$13,363

Collectively evaluated for impairment	176,686	135,351	24,988	12,837	11,400	30,508	25,340	417,110

Acquired with deteriorated credit quality	553	-	-	-	-	-	33	586

Ending balance	$182,049	$141,116	$27,254	$12,837	$11,400	$30,652	$25,751	$431,059

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of June 30, 2014 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$30	$-	$-	$-	$-	$-	$5	$35

Collectively evaluated for impairment	611	2,997	165	251	391	1,295	247	5,957

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$641	$2,997	$165	$251	$391	$1,295	$252	$5,992

An analysis of the allowance for loan losses as of September 30, 2013 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$30	$-	$-	$-	$-	$-	$6	$36

Collectively evaluated for impairment	750	2,826	249	229	299	907	242	5,502

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$780	$2,826	$249	$229	$299	$907	$248	$5,538

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2014 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$626	$3,440	$271	$222	$356	$907	$238	$6,060
Provisions	291	(587)	(106)	29	35	622	16	300
Charge-offs	(291)	144	-	-	-	(234)	(14)	(395)
Recoveries	15	-	-	-	-	-	12	27

Ending balance	$641	$2,997	$165	$251	$391	$1,295	$252	$5,992

An analysis of the changes in the allowance for loan losses for the nine months ended June 30, 2014 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$780	$2,826	$249	$229	$299	$907	$248	$5,538
Provisions	230	(48)	(84)	22	92	622	70	904
Charge-offs	(388)	-	-	-	-	(234)	(113)	(735)
Recoveries	19	219	-	-	-	-	47	285

Ending balance	$641	$2,997	$165	$251	$391	$1,295	$252	$5,992

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013.

	At June 30, 2014			Three Months Ended June 30,				Nine Months Ended June 30,
				2014	2014	2013	2013	2014	2014	2013	2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,999	$5,582	$-	$5,614	$33	$7,174	$30	$5,976	$98	$6,938	$96
Commercial real estate	5,765	5,792	-	5,816	65	2,043	19	5,896	176	2,027	58
Multifamily	2,266	2,208	-	2,214	27	2,283	29	2,227	83	2,227	86
Construction	-	-	-	-	-	174	-	-	-	174	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	144	132	-	164	-	456	-	333	1	468	1
Consumer	236	239	-	265	2	338	1	294	5	320	5
	$13,410	$13,953	$-	$14,073	$127	$12,468	$79	$14,726	$363	$12,204	$246

Loans with an allowance recorded:
Residential real estate	$61	$55	$30	$55	$-	$136	$-	$55	$-	$156	$-
Commercial real estate	-	-	-	-	-	147	-	-	-	142	-
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	247	-	-	-	197	-
Consumer	142	142	5	103	-	70	-	101	-	80	-
	$203	$197	$35	$158	$-	$600	$-	$156	$-	$575	$-

Total:
Residential real estate	$5,060	$5,637	$30	$5,669	$33	$7,310	$30	$6,031	$98	$7,094	$96
Commercial real estate	5,765	5,792	-	5,816	65	2,190	19	5,896	176	2,169	58
Multifamily	2,266	2,208	-	2,214	27	2,283	29	2,227	83	2,227	86
Construction	-	-	-	-	-	174	-	-	-	174	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	144	132	-	164	-	703	-	333	1	665	1
Consumer	378	381	5	368	2	408	1	395	5	400	5
	$13,613	$14,150	$35	$14,231	$127	$13,068	$79	$14,882	$363	$12,779	$246

The Company recognized $52,000 of interest income on an impaired commercial real estate loan using the cash receipts method during the nine months ended June 30, 2014 and $11,000 of interest income on an impaired commercial real estate loan using the cash receipts method during the three months ended June 30, 2014. The Company did not recognize any interest income using the cash receipts method during the three and nine months ended June 30, 2013.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2014:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,492	$846	$3,338
Commercial real estate	1,055	105	1,160
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	134	26	160
Consumer	241	39	280

Total	$3,922	$1,016	$4,938

The following table presents the recorded investment in nonperforming loans at September 30, 2013:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$3,519	$143	$3,662
Commercial real estate	4,817	-	4,817
Multifamily	-	-	-
Construction	29	-	29
Land and land development	-	-	-
Commercial business	218	-	218
Consumer	310	21	331

Total	$8,893	$164	$9,057

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at June 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$3,620	$1,354	$1,595	$6,569	$175,480	$182,049
Commercial real estate	503	-	485	988	140,128	141,116
Multifamily	250	-	-	250	27,004	27,254
Construction	-	-	-	-	12,837	12,837
Land and land development	230	-	-	230	11,170	11,400
Commercial business	174	-	160	334	30,318	30,652
Consumer	77	112	49	238	25,513	25,751

Total	$4,854	$1,466	$2,289	$8,609	$422,450	$431,059

The following table presents the aging of the recorded investment in past due loans at September 30, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,981	$1,333	$2,466	$6,780	$178,625	$185,405
Commercial real estate	295	211	667	1,173	116,756	117,929
Multifamily	35	-	-	35	26,743	26,778
Construction	-	-	-	-	14,863	14,863
Land and land development	9	-	-	9	11,420	11,429
Commercial business	-	14	234	248	31,460	31,708
Consumer	186	53	223	462	26,547	27,009

Total	$3,506	$1,611	$3,590	$8,707	$406,414	$415,121

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2014, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$171,666	$125,304	$27,254	$12,837	$11,288	$30,263	$25,268	$403,880
Special Mention	3,887	9,467	-	-	-	127	134	13,615
Substandard	6,210	6,024	-	-	112	262	345	12,953
Doubtful	286	321	-	-	-	-	4	611
Loss	-	-	-	-	-	-	-	-

Total	$182,049	$141,116	$27,254	$12,837	$11,400	$30,652	$25,751	$431,059

As of September 30, 2013, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$173,350	$109,311	$26,778	$14,863	$11,283	$30,920	$26,272	$392,777
Special Mention	4,519	2,104	-	-	146	373	114	7,256
Substandard	7,190	6,033	-	-	-	210	568	14,001
Doubtful	346	481	-	-	-	205	55	1,087
Loss	-	-	-	-	-	-	-	-

Total	$185,405	$117,929	$26,778	$14,863	$11,429	$31,708	$27,009	$415,121

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

The following table summarizes the Company’s recorded investment in TDRs at June 30, 2014 and September 30, 2013. There was no specific reserve included in the allowance for loan losses related to TDRs at March 31, 2014 and September 30, 2013.

	Accruing	Nonaccrual	Total
	(In thousands)
June 30, 2014:
Residential real estate	$2,568	$491	$3,059
Commercial real estate	4,710	708	5,418
Multifamily	2,266	-	2,266
Commercial business	10	12	22
Consumer	137	-	137

Total	$9,691	$1,211	$10,902

September 30, 2013:
Residential real estate	$2,187	$777	$2,964
Commercial real estate	1,274	4,029	5,303
Multifamily	2,306	-	2,306
Commercial business	17	13	30
Consumer	146	-	146

Total	$5,930	$4,819	$10,749

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three- and nine-month periods ended June 30, 2014 and 2013:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(Dollars in thousands)

June 30, 2014:
Three Months Ended June 30, 2014:
Residential real estate	2	$76	$76

Total	2	$76	$76

Nine Months Ended June 30, 2014:
Residential real estate	5	$215	$235
Commercial real estate	1	716	724

Total	6	$931	$959

June 30, 2013:
Nine Months Ended June 30, 2013:
Residential real estate	2	$143	$143
Commercial business	1	18	20
Consumer	1	5	5

Total	4	$166	$168

There were no loans modified in a TDR during the three months ended June 30, 2013.

For the TDRs listed above, the terms of modification included reduction of the stated interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

The Company had not committed to lend any additional amounts as of June 30, 2014 and September 30, 2013 to customers with outstanding loans classified as TDRs at such dates.

During the nine-month period ended June 30, 2014, the Company had two TDRs totaling $476,000 that were modified within the previous twelve months and for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure). As of June 30, 2014, one of these loans was on nonaccrual status and the other was classified as over 90 days past due and still accruing interest. During the nine-month period ended June 30, 2013, the Company had three TDRs totaling $218,000 that were modified within the previous twelve months and for which there was a payment default. No charge-offs were recognized for TDRs with subsequent payment defaults for the nine-month periods ended June 30, 2014 and 2013.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Real Estate Development and Construction

The Company is developing a parcel of land in New Albany, Indiana for retail purposes through the Bank’s subsidiary, FFCC. The total cost of the development is expected to be approximately $7.7 million, including the $7.5 million paid as of June 30, 2014. The development costs were partially funded by a loan from another financial institution. The development is substantially completed, with only certain tenant improvements in a multi-tenant retail building to be completed for current and future lessees, and nine tenants have commenced occupancy as of June 30, 2014. The development plans provide for up to thirteen tenants when fully occupied.

Development and construction period interest of $37,000 and $79,000 was capitalized as part of the real estate carrying value during the three and nine months ended June 30, 2013, respectively.

Depreciation expense of $47,000 and $141,000 was recognized for real estate development and construction for the three- and nine-month periods ended June 30, 2014, respectively. Depreciation expense of $23,000 was recognized for real estate development and construction for the nine-month period ended June 30, 2013.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share information is presented below for the three-month and nine-month periods ended June 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)

Basic:
Earnings:
Net income	$1,456	$1,141	$4,020	$3,327
Less: Preferred stock dividends declared	(43)	(43)	(129)	(129)

Net income available to common shareholders	$1,413	$1,098	$3,891	$3,198

Shares:
Weighted average common shares outstanding	2,092,938	2,173,914	2,130,599	2,164,281

Net income per common share, basic	$0.68	$0.51	$1.83	$1.48

Diluted:
Earnings:
Net income	$1,456	$1,141	$4,020	$3,327
Less: Preferred stock dividends declared	(43)	(43)	(129)	(129)

Net income available to common shareholders	$1,413	$1,098	$3,891	$3,198

Shares:
Weighted average common shares outstanding	2,092,938	2,173,914	2,130,599	2,164,281
Add: Dilutive effect of outstanding options	96,885	88,106	93,256	80,677
Add: Dilutive effect of restricted stock	11,500	15,804	13,338	16,863
Weighted average common shares outstanding as adjusted	2,201,323	2,277,824	2,237,193	2,261,821

Net income per common share, diluted	$0.64	$0.48	$1.74	$1.41

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2014	2013
	(In thousands)
Cash payments for:
Interest	$2,889	$3,489
Taxes	1,351	1,219

Transfers from loans to foreclosed real estate	1,018	691

Proceeds from sales of foreclosed real estate financed through loans	496	655

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2014 and September 30, 2013. The Company had no liabilities measured at fair value as of June 30, 2014 or September 30, 2013.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2014:
Assets Measured - Recurring Basis:
Trading account securities	$-	$5,254	$-	$5,254

Securities available for sale:
Agency bonds and notes	$-	$12,006	$-	$12,006
Agency mortgage-backed	-	50,751	-	50,751
Agency CMO	-	31,391	-	31,391
Privately-issued CMO	-	3,978	-	3,978
Privately-issued ABS	-	7,569	-	7,569
SBA certificates	-	1,800	-	1,800
Municipal	-	78,269	-	78,269
Total securities available for sale	$-	$185,764	$-	$185,764

Interest rate cap contract	$-	$1	$-	$1

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$5,030	$5,030
Commercial real estate	-	-	5,765	5,765
Multifamily	-	-	2,266	2,266
Commercial business	-	-	144	144
Consumer	-	-	373	373
Total impaired loans	$-	$-	$13,578	$13,578

Loans held for sale	$-	$122	$-	$122

Other real estate owned, held for sale:
Residential real estate	$-	$-	$504	$504
Commercial real estate	-	-	160	160
Land and land development	-	-	50	50
Total other real estate owned	$-	$-	$714	$714

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There were no changes in the valuation techniques and related inputs used for assets measured at fair value during the nine-month period ended June 30, 2014.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2014, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the nine-month period ended June 30, 2014, the Company recognized provisions for loan losses of $2,000 for impaired loans. No provisions for loan losses were recognized for the three months ended June 30, 2014 for impaired loans. During the nine-month period ended June 30, 2013, the Company recognized provisions for loan losses of $416,000 for impaired loans. No provisions for loan losses were recognized for the three months ended June 30, 2013 for impaired loans.

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

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At June 30, 2014, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the property ranging from 0.0% to 6.0%. The Company recognized charges of $80,000 and $181,000 to write down foreclosed real estate to fair value for the three and nine months ended June 30, 2014, respectively. The Company recognized charges of $41,000 and $112,000 to write down foreclosed real estate to fair value for the three and nine months ended June 30, 2013, respectively.

Transfers Between Categories. There were no transfers into or out of Level 3 financial assets for the nine-month periods ended June 30, 2014 and 2013. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine-month periods ended June 30, 2014 and 2013.

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

	Carrying	Fair Value Measurements Using:
June 30, 2014:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$9,477	$9,477	$-	$-
Interest-bearing deposits with banks	9,908	9,908	-	-
Interest-bearing time deposits	1,500	-	1,496	-
Trading account securities	5,254	-	5,254	-
Securities available for sale	185,764	-	185,764	-
Securities held to maturity	5,744	-	6,104	-

Loans, net	423,793	-	-	424,499

Loans held for sale	122	-	122	-
Federal Home Loan Bank stock	5,675	-	5,675	-
Accrued interest receivable	2,744	-	2,744	-
Interest rate cap (included in other assets)	1	-	1	-

Financial liabilities:
Deposits	525,195	-	-	527,767
Short-term repurchase agreements	1,337	-	1,337	-
Borrowings from Federal Home Loan Bank	79,749	-	80,843	-
Other long-term debt	4,855	-	4,855	-
Accrued interest payable	163	-	163	-
Advance payments by borrowers for taxes and insurance	535	-	535	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
September 30, 2013:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$9,607	$9,607	$-	$-
Interest-bearing deposits with banks	11,208	11,208	-	-
Interest-bearing time deposits	1,500	-	1,475	-
Trading account securities	3,210	-	3,210	-
Securities available for sale	164,167	93	164,074	-
Securities held to maturity	6,417	-	6,514	-

Loans, net	408,375	-	-	413,629

Loans held for sale	399	-	399	-
Federal Home Loan Bank stock	5,500	-	5,500	-
Accrued interest receivable	2,391	-	2,391	-
Interest rate cap (included in other assets)	11	-	11	-

Financial liabilities:
Deposits	477,726	-	-	477,094
Short-term repurchase agreements	1,335	-	1,335	-
Borrowings from Federal Home Loan Bank	89,348	-	87,932	-
Other long-term debt	4,973	-	4,973	-
Accrued interest payable	184	-	184	-
Advance payments by borrowers for taxes and insurance	707	-	707	-

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three- and nine-month periods ended June 30, 2014 amounted to $96,000 and $617,000, respectively. Compensation expense recognized for the three- and nine-month periods ended June 30, 2013 amounted to $85,000 and $562,000, respectively. Company common stock held by the ESOP trust at June 30, 2014 and September 30, 2013 was as follows:

	June 30,	September 30,
	2014	2013

Allocated shares	128,310	103,116
Unearned shares	57,735	86,495
Total ESOP shares	186,045	189,611

Fair value of unearned shares	$1,396,000	$1,946,000

9.	Stock Based Compensation Plans

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were later granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The restricted stock vests ratably over a five-year period from the grant date. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for each of the three- and nine-month periods ended June 30, 2014 and 2013 amounted to $65,000 and $195,000, respectively. A summary of the Company’s nonvested restricted shares activity under the Plan as of June 30, 2014 and changes during the nine-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2013	39,230	$13.25
Granted	-	-
Vested	(19,620)	$13.25
Forfeited	-	-

Nonvested at June 30, 2014	19,610	$13.25

There were 19,620 restricted shares vested during the nine-month periods ended June 30, 2014 and 2013. At June 30, 2014, there was $227,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 0.88 years.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of stock option activity under the Plan as of June 30, 2014, and changes during the nine-month period then ended is presented below.

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value
(Dollars in thousands, except per share data)

Outstanding at October 1, 2013	245,232	$13.25	6.6	$2,268
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at June 30, 2014	245,232	$13.25	5.9	$2,680

Exercisable at June 30, 2014	196,185	$13.25	5.9	$2,144

There were no stock options granted or exercised during the nine-month periods ended June 30, 2014 and 2013. The Company recognized compensation expense related to stock options of $38,000 and $114,000 for each of the three- and nine-month periods ended June 30, 2014 and 2013, respectively. At June 30, 2014, there was $133,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period of 0.88 years.

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

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to nine 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the twelfth dividend period ended June 30, 2014 was 1.0% and the weighted average dividend rate for the nine-month period ended June 30, 2014 was 1.0%. The dividend rate for the thirteenth dividend period through the eighteenth dividend period will be 1.0%.

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

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In January 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of the amendments in this update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in the update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor, and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in the update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customer and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is not permitted. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

During the nine-month period ended June 30, 2014, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2013.

Comparison of Financial Condition at June 30, 2014 and September 30, 2013

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.4 million, from $20.8 million at September 30, 2013 to $19.4 million at June 30, 2014.

Loans. Net loans receivable increased $15.4 million, from $408.4 million at September 30, 2013 to $423.8 million at June 30, 2014, primarily due to increases in commercial real estate loans of $23.2 million, which more than offset decreases in residential mortgage loans and consumer loans of $3.3 million and $1.2 million, respectively. The decreases in residential mortgage and consumer loans are primarily due to loan payoffs that have not been replaced by new originations, as the Company’s primary lending focus continues to be the origination of commercial loans.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Trading Account Securities. Trading account securities increased by $2.1 million from $3.2 million at September 30, 2013 to $5.3 million at June 30, 2014 due primarily to purchases. Trading account securities are comprised of investment grade municipal bonds and the portfolio is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission.

Securities Available for Sale. Securities available for sale increased $21.6 million from $164.2 million at September 30, 2013 to $185.8 million at June 30, 2014 due primarily to purchases of $35.8 million, partially offset by maturities and calls of $6.2 million, principal repayments of $9.9 million and sales of $808,000. The increase in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities, including mortgage-backed securities and CMOs, and municipal bonds was primarily funded by deposit growth.

Securities Held to Maturity. Investment securities held-to-maturity decreased $673,000 from $6.4 million at September 30, 2013 to $5.7 million at June 30, 2014 due primarily to principal repayments on mortgage-backed securities.

Cash Surrender Value of Life Insurance. Cash surrender value of life insurance increased $5.4 million, from $12.9 million at September 30, 2013 to $18.3 million at June 30, 2014 primarily as the result of an investment in bank-owned life insurance of $5.0 million in December 2013.

Deposits. Total deposits increased $47.5 million from $477.7 million at September 30, 2013 to $525.2 million at June 30, 2014 primarily due to an increase in certificates of deposit, noninterest-bearing demand deposit accounts, money market accounts and savings accounts of $28.9 million, $7.5 million, $7.2 million and $4.0 million, respectively, which more than offset a decrease in interest-bearing demand deposit accounts of $62,000 during the period. The increase in certificates of deposit is due to an increase of $46.2 million in brokered certificates of deposits, which more than offset decreases in various maturity classes of retail certificates of deposit. The decrease in retail certificates of deposits is primarily attributed to maturities that customers are investing in more liquid accounts given the low interest rate environment. Management has increased the level of brokered certificates of deposit in order to take advantage of historically low interest rates, provide short-term liquidity, replace attrition of retail certificates of deposit, and provide funding for the loan portfolio growth, purchases of available for sale securities and the investment in additional bank-owned life insurance.

Borrowings. Borrowings from the FHLB decreased $9.6 million from $89.3 million at September 30, 2013 to $79.7 million at June 30, 2014. Repayment of borrowings from the FHLB have been funded primarily by deposit growth, including the increase in brokered certificates of deposits, as discussed above.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Stockholders’ Equity. Stockholders’ equity increased $3.4 million from $82.3 million at September 30, 2013 to $85.7 million at March 31, 2014. Retained earnings increased $3.2 million due to net income available to common shareholders of $3.9 million, partially offset by common stock cash dividends of $674,000. Other comprehensive income increased $2.0 million as a result of an increase in net unrealized gains on securities available for sale, which is due to changes in the yield curve and long-term rate forecasts. The Company also repurchased 122,242 shares of common stock on the open market for a total cost of $2.8 million during the nine-month period ended June 30, 2014. Book value (common shareholders’ equity) per common share was $31.48 at June 30, 2014 as compared to $28.32 at September 30, 2013. Tangible book value (common shareholders’ equity) per common share was $27.00 at June 30, 2014 as compared to $23.97 at September 30, 2013.

Results of Operations for the Nine Months Ended June 30, 2014 and 2013

Overview. The Company reported net income of $4.0 million and net income available to common shareholders of $3.9 million, or $1.74 per diluted share, for the nine-month period ended June 30, 2014 compared to net income of $3.3 million and net income available to common shareholders of $3.2 million, or $1.41 per diluted share, for the nine-month period ended June 30, 2013. The annualized return on average assets, average equity and average common stockholders’ equity were 0.78%, 6.40% and 8.04%, respectively, for the nine-month period ended June 30, 2014.

Net Interest Income. Net interest income increased $527,000, or 3.0%, for the nine-month period ended June 30, 2014 compared to the same period in 2013. Average interest-earnings assets increased $43.5 million and average interest-bearing liabilities increased $41.2 million when comparing the two periods. The tax-equivalent interest rate spread was 3.87% for 2014 as compared to 4.01% for 2013.

Total interest income increased $196,000, or 1.0%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $43.5 million from $587.2 million for 2013 to $630.7 million for 2014, which more than offset the change in interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 4.80% for 2013 to 4.52% for 2014. The average balance of loans, investment securities and interest-bearing deposits with banks increased $28.6 million, $12.6 million and $2.0 million, respectively, when comparing the two periods.

Total interest expense decreased $331,000, or 11.0%, due primarily to a decrease in the average cost of interest-bearing liabilities from 0.79% for 2013 to 0.65% for 2014, which more than offset the change in interest expense due to an increase in the average balance of interest-bearing liabilities of $41.2 million from $510.0 million for 2013 to $551.2 million for 2014. The average cost of interest-bearing liabilities decreased for 2014 primarily as a result of lower market interest rates as compared to 2013 and the repricing of certificates of deposit and borrowings at lower market interest rates as they matured. The average balance of borrowings increased $26.1 million and the average balance of total deposits increased $15.1 million when comparing the two periods.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the nine-month periods ended June 30, 2014 and 2013. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Nine Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$12,257	$27	0.29%	$10,292	$21	0.27%
Loans	427,752	15,808	4.93	399,145	16,021	5.35
Investment securities	136,410	4,589	4.49	128,562	4,298	4.46
Agency mortgage-backed securities	48,599	764	2.10	43,812	634	1.93
Federal Home Loan Bank stock	5,644	186	4.39	5,400	151	3.73
Total interest-earning assets	630,662	21,374	4.52	587,211	21,125	4.80

Non-interest-earning assets	59,564			62,015
Total assets	$690,226			$649,226

Liabilities and equity:
NOW accounts	$116,108	$181	0.21%	$107,709	$254	0.31%
Money market deposit accounts	72,810	181	0.33	68,077	214	0.42
Savings accounts	69,636	33	0.06	65,366	49	0.10
Time deposits	197,383	1,404	0.95	199,684	1,655	1.11
Total interest-bearing deposits	455,937	1,799	0.53	440,836	2,172	0.66

Borrowings (1)	95,276	884	1.24	69,162	842	1.62
Total interest-bearing liabilities	551,213	2,683	0.65	509,998	3,014	0.79

Non-interest-bearing deposits	50,649			49,799
Other non-interest-bearing liabilities	4,562			5,482
Total liabilities	606,424			565,279

Total equity	83,802			83,947
Total liabilities and equity	$690,226			$649,226
Net interest income		$18,691			$18,111
Interest rate spread			3.87%			4.01%
Net interest margin			3.95%			4.11%
Average interest-earning assets to average interest-bearing liabilities			114.41%			115.14%

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the nine-month periods ended June 30, 2014 and 2013. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$2	$4	$6
Loans	(2,445)	2,232	(213)
Investment securities	29	262	291
Agency mortgage-backed securities	58	72	130
Other interest-earning assets	28	7	35
Total interest-earning assets	(2,328)	2,577	249

Interest expense:
Deposits	(452)	79	(373)
Borrowings (1)	(634)	667	42
Total interest-bearing liabilities	(1,086)	746	(331)
Net increase (decrease) in net interest income	$(1,242)	$1,831	$580

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses was $904,000 for the nine-month period ended June 30, 2014 compared to $1.6 million for the same period in 2013. The decrease in the provision for loans losses for 2014 as compared to the prior period was due primarily to decreases in net charge-offs and nonperforming loans when comparing the two periods.

The Company recognized net charge-offs of $450,000 for the nine-month period ended June 30, 2014 compared to net charge-offs of $1.1 million for the same period in 2013.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The recorded investment in nonperforming loans was $4.9 million at June 30, 2014 compared to $9.1 million at September 30, 2013 and $6.4 million at June 30, 2013. Nonperforming loans at June 30, 2014 include nonaccrual loans of $3.9 million and loans totaling $1.0 million that are over 90 days past due, but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery. The decrease in nonperforming loans from September 30, 2013 to June 30, 2014 is due primarily to a single commercial real estate loan with an outstanding balance of $4.0 million that was reclassified from nonaccrual to accruing status as of December 31, 2013. This loan was current at June 30, 2014 and continues to perform according to the restructured terms.

Gross loans receivable increased $19.6 million from $416.2 million at June 30, 2013 to $435.8 million at June 30, 2014, primarily due to an increase in commercial real estate loans of $25.4 million, which more than offset a decrease in residential real estate and commercial business loans of $3.6 million and $1.3 million, respectively. The increase in commercial real estate loans when comparing the two periods is due primarily to a commercial real estate lending program started in January 2013 that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are leased to investment grade national-brand retailers. This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans outside of the state of Indiana and the investment grade credit of the national-brand lessees. The balance of this portfolio was $29.9 million at June 30, 2014.

The allowance for loan losses was $6.0 million at June 30, 2014 compared to $5.5 million at September 30, 2013 and $5.3 million at June 30, 2013. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income. Noninterest income increased $817,000 for the nine-month period ended June 30, 2014 as compared to the same period in 2013. The increase was due primarily to increases in net gain on trading account securities, other income and real estate lease income of $371,000, $270,000 and $228,000, respectively, which more than offset a decrease in the net gain on sales of loans of $223,000. The increase in other income is due primarily to a litigation settlement of $277,000 received as a partial recovery of losses on commercial bond investments recognized by Community First Bank in 2008. There were nine active tenants in the real estate development at June 30, 2014, described above in Note 4 of the Notes to Consolidated Financial Statements, compared to five active tenants at June 30, 2013.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Expense. Noninterest expenses increased $966,000 for the nine-month period ended June 30, 2014 as compared to the same period in 2013. The increase was due primarily to increases in compensation and benefits expense, professional fees, and occupancy and equipment expense of $626,000, $292,000 and $253,000, respectively, which more than offset decreases in other operating expenses of $182,000. The increase in compensation and benefits expense is due primarily to normal salary, wages and benefits increases, and increased ESOP compensation expense. The increase in professional fees expense is due primarily to $257,000 for consulting services related to a revenue enhancement and operating expense efficiencies project undertaken by the Company in 2014. The increase in occupancy and equipment expense is due primarily to the Bank’s new branch location in New Albany, Indiana, which opened in August 2013. The decrease in other operating expenses is due primarily to $227,000 in expenses during the 2013 period associated with the Company’s debit card reward points program.

Income Tax Expense. The Company recognized income tax expense of $1.6 million for the nine-months ended June 30, 2014, for an effective tax rate of 28.2%, compared to income tax expense of $1.2 million for an effective tax rate of 27.1%, for the same period in 2013.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Overview. The Company reported net income of $1.5 million and net income available to common shareholders of $1.4 million, or $0.64 per diluted share, for the three-month period ended June 30, 2014 compared to net income and net income available to common shareholders of $1.1 million, or $0.48 per diluted share, for the three-month period ended June 30, 2013. The annualized return on average assets, average equity and average common stockholders’ equity were 0.83%, 6.88% and 8.62%, respectively, for the three-month period ended June 30, 2014.

Net Interest Income. Net interest income increased $269,000, or 4.7%, for the three-month period ended June 30, 2014 compared to the same period in 2013. Average interest-earnings assets increased $48.0 million and average interest-bearing liabilities increased $50.5 million when comparing the two periods. The tax-equivalent interest rate spread was 3.84% for 2014 as compared to 3.93% for 2013.

Total interest income increased $233,000, or 3.5%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $48.0 million from $595.4 million for 2013 to $643.4 million for 2014, which more than offset the change in interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 4.64% for 2013 to 4.46% for 2014. The average balance of loans, investment securities and interest-bearing deposits with banks increased $28.4 million, $19.0 million and $403,000, respectively, when comparing the two periods.

Total interest expense decreased $36,000, or 4.0%, due primarily to a decrease in the average cost of interest-bearing liabilities from 0.71% for 2013 to 0.62% for 2014, which more than offset the change in interest expense due to an increase in the average balance of interest-bearing liabilities of $50.5 million from $511.3 million for 2013 to $561.8 million for 2014. The average cost of interest-bearing liabilities decreased for 2014 primarily as a result of lower market interest rates as compared to 2013 and the repricing of certificates of deposit and borrowings at lower market interest rates as they matured. The average balance of borrowings increased $17.9 million and the average balance of total deposits increased $32.6 million when comparing the two periods.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended June 30, 2014 and 2013. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$12,788	$10	0.31%	$12,385	$10	0.32%
Loans	433,291	5,284	4.88	404,913	5,207	5.14
Investment securities	141,111	1,551	4.40	129,741	1,427	4.40
Agency mortgage-backed securities	50,532	270	2.14	42,919	210	1.96
Federal Home Loan Bank stock	5,675	58	4.09	5,400	48	3.56
Total interest-earning assets	643,397	7,173	4.46	595,358	6,902	4.64

Non-interest-earning assets	62,004			58,629
Total assets	$705,401			$653,987

Liabilities and equity:
NOW accounts	$115,828	$59	0.20%	$112,904	$59	0.21%
Money market deposit accounts	74,794	61	0.33	71,719	60	0.33
Savings accounts	71,354	12	0.07	67,536	10	0.06
Time deposits	209,998	457	0.87	187,176	513	1.10
Total interest-bearing deposits	471,974	589	0.50	439,335	642	0.58

Borrowings (1)	89,873	284	1.26	72,016	267	1.48
Total interest-bearing liabilities	561,847	873	0.62	511,351	909	0.71

Non-interest-bearing deposits	53,794			52,233
Other non-interest-bearing liabilities	5,049			5,772
Total liabilities	620,690			569,356

Total equity	84,711			84,631
Total liabilities and equity	$705,401			$653,987
Net interest income		$6,300			$5,993
Interest rate spread			3.84%			3.93%

Net interest margin			3.92%			4.03%
Average interest-earning assets to average interest-bearing liabilities			114.51%			116.43%

(1)  Includes FHLB borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the three-month periods ended June 30, 2014 and 2013. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$-	$-	$-
Loans	(200)	277	77
Investment securities	-	124	124
Agency mortgage-backed securities	20	40	60
Other interest-earning assets	7	3	10
Total interest-earning assets	(173)	444	271

Interest expense:
Deposits	(115)	62	(53)
Borrowings (1)	(25)	42	17
Total interest-bearing liabilities	(140)	104	(36)
Net increase (decrease) in net interest income	$(33)	$340	$307

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses was $300,000 for the three-month period ended June 30, 2014 compared to $560,000 for the same period in 2013. The decrease in the provision for loans losses for 2014 as compared to the prior period was due primarily to decreases in net charge-offs and nonperforming loans when comparing the two periods.

The Company recognized net charge-offs of $368,000 for the three-month period ended June 30, 2014 compared to net charge-offs of $614,000 for the same period in 2013.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $256,000 for the three-month period ended June 30, 2014 as compared to the same period in 2013. The increase was due primarily to increases in net gain on trading account securities, net gain on sale of available for sale securities, and real estate lease income of $240,000, $122,000 and $71,000, respectively, which more than offset a decrease in net gain on sales of loans of $163,000. The increase in available for sale securities is primarily due to the sale of Metlife stock. The increase in real estate lease income is primarily for the same reason previously discussed for the results of operations for the nine months ended June 30, 2014.

Noninterest Expense. Noninterest expenses increased $377,000 for the three-month period ended June 30, 2014 as compared to the same period in 2013. The increase was due primarily to increases in compensation and benefits expense and professional fees of $227,000 and $147,000, respectively, which more than offset a decrease in other operating expenses of $46,000. The increases for the 2014 period are due primarily to the same reasons previously discussed for the results of operations for the nine months ended June 30, 2014, with professional fees totaling $56,000 for consulting services related to the revenue enhancement and operating expense efficiencies project for the three months ended June 30, 2014.

Income Tax Expense. The Company recognized income tax expense of $534,000 for the three months ended June 30, 2014, for an effective tax rate of 26.8%, compared to income tax expense of $441,000, for an effective tax rate of 27.9%, for the same period in 2013.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2014, the Bank had cash and cash equivalents of $19.4 million, trading account securities with a fair value of $5.3 million and securities available-for-sale with a fair value of $185.8 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Bank must also file prior notice with the Federal Reserve Board before the Bank may declare and pay dividends to the Company. During the nine months ended June 30, 2014 the Bank declared and paid dividends to the Company totaling $10.0 million. At June 30, 2014, the Company had liquid assets of $8.3 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2014, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to adjusted total assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.02%, 13.66% and 14.92%, respectively. The regulatory requirements at that date were 5.0%, 6.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At June 30, 2014, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine-months ended June 30, 2014, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

	At June 30, 2014		At September, 2013
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$(1,761)	(7.22)%	$(99)	(0.45)%
200bp	(1,132)	(4.64)	(111)	(0.50)
100bp	(528)	(2.16)	(69)	(0.31)
Static	-	-	-	-
(100)bp	(316)	(1.30)	260	1.17

At March 31, 2014, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $528,000 or 2.16% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 4.64% and 7.22%, respectively.

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

	At June 30, 2014
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$104,186	$(12,959)	(11.06)%	16.68%	(16	)bp
200bp	111,426	(5,719)	(4.88)	17.17	33	bp
100bp	119,089	1,944	1.66	17.62	78	bp
Static	117,145	-	-	16.84	-	bp
(100)bp	107,165	(9,980)	(8.52)	15.17	(167	)bp

	At September 30, 2013
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$77,012	$(25,354)	(24.77)%	13.07%	(246	)bp
200bp	85,452	(16,914)	(16.52)	13.97	(156	)bp
100bp	95,583	(6,783)	(6.63)	15.02	(51	)bp
Static	102,366	-	-	15.53	-	bp
(100)bp	95,248	(7,118)	(6.95)	14.26	(127	)bp

The previous table indicates that at June 30, 2014, the Company would expect a decrease in its EVE in the event of a sudden and sustained 200 to 300 basis point increase and/or 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at June 30, 2014 comprised approximately 51.4% of the loan portfolio.

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

During the quarter ended June 30, 2014, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2014:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2014 through April 30, 2014	8,621	$22.99	8,621	112,011
May 1, 2014 through May 31, 2014	7,547	$24.28	7,547	104,464
June 1, 2014 through June 30, 2014	-	$-	-	104,464
Total	16,168	$23.59	16,168	104,464

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

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated August 14, 2014	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated August 14, 2014	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-63-