Form 10-K
period 2014-09-30
First Savings Financial Group Inc
filed 2014-12-29
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $47.1 million, based upon the closing price of $23.48 per share as quoted on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2014.

The number of shares outstanding of the registrant’s common stock as of December 12, 2014 was 2,175,993.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

In accordance with the Plan of Charter Conversion adopted by the Board of Directors of First Savings Bank on May 21, 2014, First Savings Bank will operate as an Indiana-charted commercial bank and become a member the Federal Reserve System following its conversion from a federally-chartered savings bank effective December 19, 2014. As a result of the Bank’s charter conversion, First Savings Financial Group will convert to a bank holding company and simultaneously elect financial holding company status effective December 19, 2014. See Note 26 of the Notes to Consolidated Financial Statements beginning of page F-1 of this annual report for additional information regarding the charter conversions.

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

First Savings Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in its primary market area. We attract deposits from the general public and use those funds to originate primarily residential and commercial mortgage loans. We also originate commercial business loans, residential and commercial construction loans, multi-family loans, land and land development loans, and consumer loans. We conduct our lending and deposit activities primarily with individuals and small businesses in our primary market area.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2014, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 12.41%, 3.01%, 33.99%, 80.83% and 10.25% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, may have greater resources.

Our competition for loans comes primarily from financial institutions in our primary market area and from other financial service providers, such as mortgage companies, mortgage brokers and credit unions. Competition for loans also comes from non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies, and specialty and captive finance companies.

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

The largest segment of our loan portfolio is real estate mortgage loans, primarily one- to four-family residential loans, including non-owner occupied residential loans that were predominately originated before 2005, and, to a lesser but growing extent, commercial real estate, multi-family real estate and commercial business loans. We also originate residential and commercial construction loans, land and land development loans, and consumer loans. We generally originate loans for investment purposes, although, depending on the interest rate environment and our asset/liability management goals, we may sell into the secondary market the 25-year and 30-year fixed-rate residential mortgage loans that we originate. We do not offer, have not offered, and have not purchased or acquired Alt-A, sub-prime or no-documentation loans.

One- to Four-Family Residential Loans. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, and the surrounding areas. A significant portion of the residential mortgage loans that we had originated before 2005 are secured by non-owner occupied properties. Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties, and our non-performing loan balances have increased in recent periods primarily because of delinquencies in our non-owner occupied residential loan portfolio. See “Item 1A. Risk Factors – Risks Related to Our Business – Our concentration in non-owner occupied real estate loans may expose us to increased credit risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Analysis of Nonperforming and Classified Assets.” Since 2005, we have de-emphasized non-owner occupied residential mortgage lending and have focused, and intend to continue to focus, our residential mortgage lending primarily on originating residential mortgage loans secured by owner-occupied properties.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 80%, including that for non-owner occupied residential real estate loans whose loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding. Non-owner occupied loans originated before 2005, however, were generally originated with loan-to-value ratios up to 80%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance. However, the total balance of residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $12.8 million, of which some do not have private mortgage insurance or government guaranty. We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

At September 30, 2014, our largest one- to four-family residential loan had an outstanding balance of $1.4 million. This loan, which was originated in February 2014 and is secured by a multiple new-construction, non-owner occupied properties, was performing in accordance with its original terms at September 30, 2014.

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

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are leased to investment grade national-brand retailers. This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees. The terms of the loans are generally consistent with the aforementioned terms of in-market commercial real estate loans; however, these cannot exceed 70% loan-to-value and loan maturities cannot exceed the expiration of the underlying leases. In addition, the Company has established guidelines with respect to concentrations by state, lessee and industry of lessees as a percent of the overall loan portfolio, and as a percent of capital. The average size of these loans originated was $1.1 million and the portfolio balance was $37.6 million at September 30, 2014. Our largest such loan, which was originated in August 2014 and secured by a single-tenant commercial retail building, had an outstanding balance of $2.5 million at September 30, 2014 and was performing in accordance with its original terms at September 30, 2014.

At September 30, 2014, our largest commercial real estate loan had an outstanding balance of $4.3 million. This loan, which was originated in December 2012 and is secured by a retail shopping center, was performing in accordance with its original terms at September 30, 2014.

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

We also originate speculative construction loans to builders who have not identified a buyer or lessee for the completed property at the time of origination. At September 30, 2014, we had approved commitments for speculative construction loans of $4.8 million, of which $3.4 million was outstanding. We require a maximum loan-to-value ratio of 80% for speculative construction loans. At September 30, 2014, our largest construction loan relationship was for a commitment of $2.0 million, of which $2.0 million was outstanding. This loan, which was originated in February 2014 and is secured by a hotel, was performing in accordance with its original terms at September 30, 2014.

Land and Land Development Loans. On a limited basis, we originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions. Land development loans are generally interest-only loans for a term of 18 to 24 months. We generally require a maximum loan-to-value ratio of 75% of the appraisal market value upon completion of the project. We generally do not require any cash equity from the borrower if there is sufficient indicated equity in the collateral property. Development plats and cost verification documents are required from borrowers before approving and closing the loan. Our loan officers are required to personally visit the proposed development site and the sites of competing developments. We also originate loans to individuals secured by undeveloped land held for investment purposes. At September 30, 2014, our largest land development loan had an outstanding balance of $1.2 million. This loan, which was originated in June 2013, was performing in accordance with its original terms at September 30, 2014.

Multi-Family Real Estate Loans. We offer multi-family mortgage loans that are generally secured by properties in our primary market area. Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. At September 30, 2014, our largest multi-family mortgage loan had an outstanding balance of $2.3 million. This loan, which was originated in August 2010, was performing in accordance with its original terms at September 30, 2014.

Consumer Loans. Although we offer a variety of consumer loans, our consumer loan portfolio consists primarily of home equity loans, both fixed-rate amortizing term loans with terms up to 15 years and adjustable rate lines of credit with interest rates equal to a margin above the prime lending rate. Consumer loans typically have shorter maturities and higher interest rates than traditional one-to four-family lending. We typically do not make home equity loans with loan-to-value ratios exceeding 90%, including any first mortgage loan balance. We also offer auto and truck loans, personal loans and small boat loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. At September 30, 2014, our largest consumer loan was a home equity line of credit with a commitment of $500,000, of which $288,000 was outstanding. This loan, which was originated in November 2004 and is secured by a first mortgage on a personal residence, was performing in accordance with its original terms at September 30, 2014.

Commercial Business Loans. We typically offer commercial business loans to small businesses located in our primary market area. Commercial business loans are generally secured by equipment and general business assets. Key loan terms and covenants vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors, and personal guarantees are typically required as part of the loan commitment. At September 30, 2014, our largest commercial business loan was for a commitment of $5.0 million, of which $5.0 million was outstanding. This loan, which was originated in July 2008 and most recently renewed in January 2014 and is secured by contract assignments and accounts receivable, was performing in accordance with its original terms at September 30, 2014.

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

Non-Owner Occupied Residential Real Estate Loans. Loans secured by rental properties represent a unique credit risk to us and, as a result, we adhere to special underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants. Payments on loans secured by rental properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. To monitor cash flows on rental properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and we consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases. Until recently, if the borrower had multiple loans for rental properties with us, the loans were not cross-collateralized. If the borrower holds loans on more than four rental properties, a loan officer or collection officer is generally required to inspect these properties annually to determine if they are being properly maintained and rented. We have generally limited these loan relationships to an aggregate total of $500,000.

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

Loan Originations, Sales and Purchases. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We generally sell in the secondary market long-term fixed-rate residential mortgage loans that we originate. We have not historically sold whole loans, other than long-term fixed-rate residential mortgage loans in the secondary market, or participation interests in loans; however, we have increasingly sold participation interests in commercial real estate and commercial business loans since 2011. At September 30, 2014, $24.6 million of loans included sold participation interests of $11.3 million, for a net position of $13.3 million outstanding in our portfolio.

We have not historically purchased whole loans or participation interests in order to supplement our lending portfolio; however, we acquired four brokered whole loans during the year ended September 30, 2012. The loans were purchased at an average of 0.90% of their principal balance and are secured by multi-family and retail shopping centers located in Indiana. At September 30, 2014, three of these loans remained outstanding with a total principal balance of $4.3 million and were performing in accordance with their original terms.

In addition, we have acquired participation interests of loans in four lending relationships in recent years. At September 30, 2014, we had participation interests of loans totaling $6.0 million and our largest participation interest with a single borrower was $2.2 million. This loan, which was originated in June 2011 and is secured by a local county hospital facility, was performing in accordance with its original terms at September 30, 2014.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At September 30, 2014, our regulatory limit on loans to one borrower was $10.3 million. At that date, our largest lending relationship was for a commitment of $7.7 million, of which $6.1 million was outstanding, and was performing according to its original terms at that date. This loan relationship is secured by various commercial real estate properties and land intended for future development.

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

At September 30, 2014, our investment portfolio consisted primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal securities, SBA certificates and privately-issued collateralized mortgage obligations and asset-backed securities. We have invested $5.0 million in a managed brokerage account that invests in small and medium lot, investment grade municipal bonds and these securities are classified as trading account securities. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At September 30, 2014, trading account securities recorded at fair value totaled $5.3 million, comprised of investment grade municipal bonds.

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

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings, and loan and investment security repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows, loan prepayments and investment security calls are significantly influenced by general interest rates and money market conditions.

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

Borrowings. We use advances from the Federal Home Loan Bank of Indianapolis to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Indianapolis and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of the United States, U.S. government agencies or U.S. government-sponsored enterprises), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. We have a federal funds purchased line of credit facility with another financial institution that is subject to continued borrower eligibility and is intended to support short-term liquidity needs. We also utilize retail repurchase agreements as sources of borrowings and may use brokered certificates of deposits and broker repurchase agreements from time to time depending on our liquidity needs and pricing of these facilities versus other funding alternatives.

Personnel

As of September 30, 2014, we had 148 full-time employees and 20 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company has two wholly-owned subsidiaries, First Savings Bank and First Savings Insurance Risk Management, Inc. The Bank has three subsidiaries, Southern Indiana Financial Corporation and FFCC, Inc., both of which are organized as Indiana corporations, and First Savings Investments, Inc., a Nevada corporation. Southern Indiana Financial Corporation is an independent insurance agency, offering various types of annuities and life insurance policies, but is currently inactive. FFCC, Inc. participates in the development and leasing of commercial real estate. First Savings Investments, Inc. holds and manages an investment securities portfolio. First Savings Insurance Risk Management, Inc., an insurance subsidiary of the Company formed during the fourth fiscal quarter of 2014, is a Nevada corporation that provides property and casualty insurance to the Company, the Bank and the Bank’s active subsidiaries. In addition, the Captive provides reinsurance to seven other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.

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

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At September 30, 2014, First Savings Bank met each of its capital requirements.

Basel III. On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

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

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a transition period. Finally, common equity Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a transition period and a one-time opt-out election.

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

It is management’s belief that, as of September 30, 2014, First Savings Financial Group and First Savings Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

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

The previously discussed Basel III regulations that will increase capital requirements will also amend the prompt correction action categories accordingly, effective January 1, 2015.

Insurance of Deposit Accounts. First Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules. The changes resulted from the Dodd-Frank Act’s directive to base assessments on an institution’s total assets less tangible capital instead of deposits, as had been the Federal Deposit Insurance Corporation’s practice. The base assessment rates currently range from two and one half to 45 basis points of total capital less tangible assets, depending upon the particular institution’s risk category. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to difficult economic conditions in 2008 and 2009, deposit insurance per account owner was raised to $250,000. That change was made permanent by the Dodd-Frank Act.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of September 30, 2014, First Savings Bank maintained 84.93% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments. Savings associations are required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations. The Comptroller of the Currency assessments paid by First Savings Bank for the fiscal year ended September 30, 2014 totaled $177,000.

Federal Home Loan Bank System. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Savings Bank, as a member of the Federal Home Loan Bank of Indianapolis, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2014 of $6.5 million.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2014: a 3% reserve ratio is assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million. The first $13.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. First Savings Bank complies with the foregoing requirements. The amounts are adjusted annually and, for 2015, will require a 3% ratio for up to $103.6 million and an exemption of $14.5 million. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

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

Pursuant to federal law and regulations, a savings and loan holding company such as First Savings Financial Group may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act (including insurance and investment banking) and certain other activities that have been authorized for savings and loan holding companies by regulation. The Dodd-Frank Act provided that saving and loan holding companies may only engage in activities exclusively permitted for financial holding companies if they meet the criteria applicable to a bank holding company that seeks financial holding company status. First Savings Financial Group met such criteria and elected to become a financial holding company on September 24, 2014.

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

Capital Requirements. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies (subject to an exception for bank holding companies with less than $500 million in consolidated assets). Such consolidated capital requirements must be no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves, subject to certain grandfathering rules. The BASEL III final capital rules implement this requirement of the Dodd-Frank Act. Savings and loan holding companies will become subject to such consolidated regulatory capital requirements on January 1, 2015.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

A federal savings association must notify the Federal Reserve Board prior to paying a dividend to its parent savings and loan holding company. The Federal Reserve Board may disapprove a dividend if, among other things, the Federal Reserve Board determines that the federal savings association would be undercapitalized on a pro forma basis or the dividend is determined to raise safety or soundness concerns.

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

INCOME TAXATION

Federal Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. For its 2014 fiscal year, First Savings Bank’s maximum federal income tax rate was 34%.

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

State Taxation

Indiana. Indiana imposes an 8.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. The Indiana franchise tax rate will be reduced to 8.0%, 7.5%, 7.0%, 6.5%, 6.5%, 6.25%, 6.0%, 5.5%, 5.0% and 4.9% for the Company’s tax years ending September 30, 2015, 2016, 2017, 2018, 2019, 2020, 2021, 2022, 2023, and 2024 and years thereafter, respectively. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed.

Our state income tax returns have not been audited during the last five years.

Item 1A.	RISK FACTORS

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2014, $36.6 million, or 20.0% of our residential mortgage loan portfolio and 8.2% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At September 30, 2014, we had 12 non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $11.6 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At September 30, 2014, non-performing non-owner occupied residential loans amounted to $908,000. Non-owner occupied residential properties held as real estate owned amounted to $348,000 at September 30, 2014. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our recent emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2014, $182.3 million, or 40.9%, of our loan portfolio consisted of commercial real estate loans and commercial business loans. Subject to market conditions, we intend to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At September 30, 2014, non-performing commercial business loans and non-performing commercial real estate loans totaled $123,000 and $1.0 million, respectively. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

At September 30, 2014, $34.2 million, or 7.7% of our loan portfolio consisted of construction loans, and land and land development loans, and $4.8 million, or 20.5% of the construction loan portfolio, consisted of speculative construction loans at that date. While recently the demand for construction loans has declined due to the decline in the housing market and tighter lending standards, historically, construction loans, including speculative construction loans, have been a material part of our loan portfolio. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans. These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would hurt our earnings. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income. At September 30, 2014, approximately $216.5 million, or 48.5% of the total loan portfolio, consisted of fixed-rate mortgage loans. This investment in fixed-rate mortgage loans exposes the Company to increased levels of interest rate risk.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in our results of operations in the periods in which they become known.  At September 30, 2014, our goodwill totaled $7.9 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

Additionally, in early July 2013, the Federal Reserve approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of Basel III, and address relevant provisions of the Dodd-Frank Act. Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules will impose additional costs on the Company and the Bank.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2014, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 12.41%, 3.01%, 33.99%, 80.83% and 10.25% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

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

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2014 or that we will be able to pay future dividends at all.

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

If we are unable to redeem the Senior Non-cumulative Preferred Stock, Series A prior to February 11, 2016, the cost of this capital to us will increase from approximately $171,000 annually (based on the average dividend rate for 2014, or 1.0% per annum of the Series A preferred stock liquidation value) to $1.5 million annually (9.0% per annum of the Series A preferred stock liquidation value). This increase in the annual dividend rate on the Senior Non-cumulative Preferred Stock, Series A would have a material negative effect on the earnings we can retain for growth and to pay dividends on our common stock.

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

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of September 30, 2014.

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

The Bank owns one former branch office location that has been closed and the operations of which were consolidated into existing branch office operations. This property, which is located in Milltown, Indiana, is valued at $130,000 and was included in “other real estate owned, held for sale” at September 30, 2014 on the balance sheet of the Consolidated Financial Statements beginning on page F-1 of this annual report.

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

The Company purchased an 8.097 acre parcel of land in Jeffersonville, Indiana, in July 2013 upon which it may locate a new main office and also develop for retail purposes in future years. However, there were no formal plans as of September 30, 2014 to proceed with a new main office location or development of the additional acreage. This land, with a carrying value of approximately $1.73 million, was included in “premises and equipment” at September 30, 2014 on the balance sheet of the Consolidated Financial Statements beginning on page F-1 of this annual report.

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol “FSFG.” As of December 13, 2014, the Company had approximately 268 holders of record and 2,175,993 shares of common stock outstanding. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 25 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company.

The following table provides quarterly market price and dividend information per common share for the fiscal years ended September 30, 2014 and 2013 as reported by NASDAQ.

	High	Low		Market price
	Sale	Sale	Dividends	end of period
2014:
Fourth Quarter	$25.10	$23.62	$0.11	$24.96
Third Quarter	24.58	22.45	0.11	24.18
Second Quarter	24.00	22.71	0.11	23.48
First Quarter	23.84	20.88	0.10	22.85

2013:
Fourth Quarter	$28.20	$21.10	$0.10	$22.50
Third Quarter	23.67	21.35	0.10	23.34
Second Quarter	24.25	18.93	0.10	21.71
First Quarter	20.00	17.96	0.40	19.49

On November 20, 2014, the Company declared a quarterly cash dividend of $0.11 per share on its outstanding common stock, payable on or about December 31, 2014 to stockholders of record as of the close of business on December 5, 2014. The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future.

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2014:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2014 through July 31, 2014	—	—	—	104,464
August 1, 2014 through August 31, 2014	5,600	$24.75	5,600	98,864
September 1, 2014 through September 30, 2014	11,000	$24.84	11,000	87,864
Total	16,600	$24.81	16,600	87,864

(1)	On November 16, 2012, the Company announced that its Board of Directors authorized a stock repurchase program to acquire up to 230,217 shares, or 10.0% of the Company’s outstanding common stock. Under the program, which has no expiration date, repurchases are to be conducted through open market purchases or privately negotiated transactions, and are to be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. Repurchased shares will be held in treasury.

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2014 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	234,232	$13.25	–

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	234,232	$13.25	–

Item 6.	SELECTED FINANCIAL DATA

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our audited consolidated financial statements. The following is only a summary and should be read in conjunction with the audited consolidated financial statements and notes thereto beginning on page F-1 of this annual report.

	At September 30,
(In thousands)	2014	2013	2012	2011	2010
Financial Condition Data:
Total assets	$713,129	$660,455	$638,913	$537,086	$508,442
Cash and cash equivalents	20,330	20,815	38,791	27,203	11,278
Trading account securities	5,319	3,210	3,562	—	—
Securities available-for-sale	184,697	164,167	152,543	108,577	109,976
Securities held-to-maturity	5,419	6,417	7,848	9,506	3,929
Loans, net	433,876	408,375	389,067	354,432	343,615
Deposits	533,194	477,726	494,234	387,626	366,161
Borrowings from Federal Home Loan Bank	79,548	89,348	53,062	53,137	67,159
Other borrowings	6,150	6,308	3,461	16,403	16,821
Stockholders’ equity	87,080	82,253	82,926	76,601	55,151

	For the Year Ended September 30,
(In thousands)	2014	2013	2012	2011	2010
Operating Data:
Interest income	$27,494	$27,175	$25,994	$25,983	$26,262
Interest expense	3,555	3,936	4,675	5,385	6,117
Net interest income	23,939	23,239	21,319	20,598	20,145
Provision for loan losses	1,246	1,858	1,532	1,605	1,604
Net interest income after provision for loan losses	22,693	21,381	19,787	18,993	18,541
Noninterest income	5,046	4,258	3,422	3,008	2,916
Noninterest expense	20,272	19,132	17,464	16,308	18,020
Income (loss) before income taxes	7,467	6,507	5,745	5,693	3,437
Income tax expense (benefit)	2,077	1,811	1,458	1,679	808
Net income	5,390	4,696	4,287	4,014	2,629
Less: Preferred stock dividends declared	171	171	171	115	—
Net income available to common shareholders	$5,219	$4,525	$4,116	$3,899	$2,629

	For the Year Ended September 30,
	2014	2013	2012	2011	2010
Per Share Data:
Net income per common share, basic	$2.46	$2.09	$1.90	$1.82	$1.17
Net income per common share, diluted	2.34	1.99	1.85	1.78	1.17
Dividends per common share	0.43	0.70	0.00	0.00	0.08

	At or For the Year Ended September 30,
	2014	2013	2012	2011	2010
Performance Ratios:
Return on average assets	0.78%	0.72%	0.75%	0.78%	0.53%

Return on average equity	6.38	5.63	5.42	6.85	4.93

Return on average common stockholders’ equity	8.01	7.09	6.92	6.89	4.93

Interest rate spread (1)	3.86	3.98	4.07	4.30	4.44

Net interest margin (2)	3.93	4.09	4.22	4.44	4.57

Other expenses to average assets	2.92	2.94	3.05	3.15	3.66

Efficiency ratio (3)	69.94	69.58	70.59	69.08	78.14

Average interest-earning assets to average interest-bearing liabilities	114.66	115.27	116.16	111.98	109.89

Dividend payout ratio	16.96	33.48	—	—	7.34

Average equity to average assets	12.17	12.81	13.81	11.33	10.85

Capital Ratios:
Tangible capital (4)	9.14%	10.36%	10.12%	11.34%	7.84%

Core capital (4)	9.14	10.36	10.12	11.34	7.84

Risk-based capital (4)	14.87	17.04	17.07	17.52	12.77

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.40%	1.32%	1.23%	1.29%	1.09%

Allowance for loan losses as a percent of non-performing loans	145.96	61.15	84.12	63.70	63.88

Net charge-offs to average outstanding loans during the period	0.12	0.30	0.35	0.21	0.42

Non-performing loans as a percent of total loans	0.96	2.17	1.46	2.02	1.71

Non-performing assets as a percent of total assets	1.79	2.39	2.21	2.01	1.47

Other Data:
Number of offices	15	15	14	12	12
Number of deposit accounts (5)	34,049	34,788	36,259	29,777	31,100
Number of loans (6)	5,482	5,663	6,072	5,777	6,410

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	Represents the capital ratios of only the Bank.
(5)	The significant increase from 2011 to 2012 is due primarily to 5,826 deposit accounts acquired in the acquisition of the First Federal branches.
(6)	The significant increase from 2011 to 2012 is due primarily to 768 loans acquired in the acquisition of the First Federal branches.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts and loan servicing fees), increases in the cash surrender value of life insurance, fees from sale of mortgage loans originated for sale in the secondary market, commissions on sales of securities and insurance products, rents from real estate leasing, and net realized and unrealized gains on trading account securities. We also recognize income from the sale of investment securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, data processing expenses, professional service fees, federal deposit insurance premiums, advertising, net losses on foreclosed real estate and other miscellaneous expenses. Our noninterest expenses increased for the year ended September 30, 2014 when compared to 2013 primarily as a result of increased compensation and benefits, occupancy and equipment costs, and professional fees. A portion of the increased professional fees was related to a specific engagement during 2014 and therefore deemed to be nonrecurring for future years.

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

Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans. Our data processing expenses increased in the year ended September 30, 2014 when compared to 2013 primarily as a result of increased fees to our core processor as well as additional services implemented in 2014.

Professional fees expense represents the fees we pay to third parties for legal, accounting, investment advisory and other consulting services. Our professional fees increased in the year ended September 30, 2014 when compared to 2013 primarily as a result of nonrecurring expenses in 2014 for consulting services related to a revenue enhancement and operating expense efficiencies project.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. Note 1 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report describes the methodology used to determine the allowance for loan losses. The Company has not made any substantive changes to its methodology for determining the allowance for loan losses during the fiscal year ended September 30, 2014, and there have been no material changes in the assumptions or estimation techniques compared to prior years.

Other-Than-Temporary Impairment of Securities. The Company reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment (“OTTI”) on a periodic basis. In evaluating the investment portfolio for OTTI, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the investment has been in a loss position, the size of the loss position and other meaningful information. Generally changes in market interest rates that result in a decline in value of an investment security are considered to be temporary, since the value of such investment can recover in the foreseeable future as market interest rates return to their original levels. However, such declines in value that are due to the underlying credit quality of the issuer or other adverse conditions that cannot be expected to improve in the foreseeable future, may be considered to be other-than-temporary. The Company recognizes credit-related OTTI on debt securities in earnings, while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated other comprehensive income. Management believes this is a critical accounting policy because this evaluation of the underlying credit or analysis of other conditions contributing to the decline in value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. No other-than-temporary write-down charges to earnings were recognized during 2014 or 2013. See Note 3 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding OTTI.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as investment securities. However, for those items for which market-based prices do not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include goodwill and other intangible assets, foreclosed and other repossessed assets, estimated present value of impaired loans, value ascribed to stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. See Notes 20 and 21 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information.

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution. We plan to achieve this by executing our strategy of:

•	continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties;

•	pursuing opportunities to increase commercial real estate lending and commercial business lending;

•	improving customer service and product offerings by leveraging the Bank’s investment in the core operating system and in new technology;

•	providing exceptional customer service to attract and retain customers;

•	promoting our presence, brand image and product offerings in our primarily market area;

•	continuing to monitor asset quality and credit risk in the loan and investment portfolios;

•	recognizing improvements in noninterest income with respect to service charges on deposits as a result of restructuring deposit account types and fees, interchange income as a result of promoting increased debit card usage, commission income related to non-deposit investment products and gains on sales of mortgage loans sold in the secondary market;

•	expanding our market share and market area by opening new branch offices and pursuing opportunities to acquire other financial institutions or branches; and

•	increasing shareholder value through stock repurchase programs and dividends.

Continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties.

Our predominant lending activity has been residential mortgage lending in our primary market area. A significant portion of the residential mortgage loans that we had originated before 2005 are secured by non-owner occupied properties. Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties, and our non-performing loan balances have increased in recent periods primarily because of delinquencies in our non-owner occupied residential loan portfolio. Since 2005, we have de-emphasized non-owner occupied residential mortgage lending and have focused, and intend to continue to focus, our residential mortgage lending primarily on originating residential mortgage loans secured by owner-occupied properties. At September 30, 2014, 40.9% of our total loans were residential mortgage loans and 20.03% of our residential mortgage loans were secured by non-owner occupied properties. We intend to continue our emphasis on residential mortgage lending because this type of lending generally carries lower credit risk and has contributed to our historically favorable asset quality.

Pursuing opportunities to increase commercial real estate lending and commercial business lending.

In recent periods, we have begun to focus on commercial real estate and commercial business lending and intend to continue this focus. Commercial real estate loans and commercial business loans give us the opportunity to earn more income because these loans have higher interest rates than residential mortgage loans in order to compensate for the increased credit risk. At September 30, 2014, commercial real estate loans and commercial business loans represented 34.48% and 6.37%, respectively, of our total loans. We intend to continue to pursue these lending opportunities in our primary market area. In addition, the Company’s participation in the United States Department of the Treasury’s Small Business Lending Fund program, as discussed further in Note 24 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report, also provides an incentive and capital to increase commercial lending.

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are leased to investment grade national-brand retailers. This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees. The Company originated $24.3 million of these loans during 2014 and the portfolio balance was $37.6 million at September 30, 2014.

Improving customer service and product offerings with new technology.

We continue to enhance our proficiencies and refine the processes for the core operating system, to which the Bank successfully converted in August 2010, in order to enhance the customer experience. In addition, we continue to improve product offerings and services to our customers with core-related and complementary technologies, including mobile banking, mobile check capture, and automated teller machines with check imaging for self-service deposit transactions.

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

Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. During the years 2012 through 2014, we placed special emphasis on the improvement of asset quality and reductions in the levels of classified and criticized assets, which has resulted in significant improvements. We will continue to place emphasis on maintaining a robust credit culture, improving asset quality, and reducing classified and criticized assets. For more information about our monitoring of credit risk and improvement in levels of classified and criticized assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Recognizing improvements in noninterest income.

The Company has recognized significant improvement in its levels of noninterest income for 2014 and 2013 as compared to prior fiscal years due primarily to real estate lease income, other income, net gains on trading securities, net gain on sales of available for sale securities and increases in cash surrender value of life insurance. However, the Company still underperforms compared to its peers, particularly with respect to service charges on deposit fee income. Therefore, the Company undertook an initiative during 2014 that included the engagement of a consulting firm for the purposes of enhancing noninterest income and reducing noninterest expense, the results from which are expected to be fully realized during 2015.

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

The Company has been active in the repurchase of its common shares and has purchased and committed a net of 370,230 shares to treasury as of September 30, 2014, which represents 14.56% of the 2,542,042 common shares issued in its public offering in October 2008. In addition, the Company has 87,864 common shares remaining for repurchase under the stock repurchase program approved by its Board of Directors on November 16, 2012. Under the program, repurchases are to be conducted through open market purchases or privately negotiated transactions, and are to be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. For more information about our stock repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

The Company paid a cash dividend of $0.10 per common share during the quarter ended December 31, 2013 and increased the quarterly cash dividend plan to $0.11 per common share beginning with the quarter ended March 31, 2014, under which it paid $0.11 per common share for the quarters ended March 31, June 30 and September 30, 2014, for a total of $0.43 per common share paid during the fiscal year ended September 30, 2014. The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future. For more information about our dividends, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Issuance of Preferred Stock under the U.S. Department of the Treasury’s Small Business Lending Fund

On August 11, 2011, First Savings Financial Group entered into and consummated a Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the Treasury, pursuant to which First Savings Financial Group issued 17,120 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $17.1 million.  The Purchase Agreement was entered into, and the Series A Preferred Stock was issued, pursuant to the Small Business Lending Fund program, a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. See Note 24 of the Notes to Consolidated Financial Statements beginning of page F-1 of this annual report for additional information regarding the terms of the Series A Preferred Stock.

Balance Sheet Analysis

Cash and Cash Equivalents. At September 30, 2014 and 2013, cash and cash equivalents totaled $20.3 million and $20.8 million, respectively. The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are unavailable for investment but interest-bearing. The average amount of those reserve balances for the year ended September 30, 2014 was approximately $7.1 million.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one-to four-family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans. To a lesser extent, we originate various consumer loans including home equity lines of credit.

Residential mortgage loans comprise the largest segment of our loan portfolio. At September 30, 2014, these loans totaled $182.7 million, or 40.9% of total loans, compared to $184.4 million, or 44.1% of total loans at September 30, 2013. Total residential mortgage loan balances decreased in 2014 primarily due to repayments and refinancings that were sold in the secondary market. We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 25-year and 30-year fixed-rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income. Management intends to continue offering short-term adjustable rate residential mortgage loans and sell long-term fixed rate mortgage loans in the secondary market with servicing released.

Commercial real estate loans totaled $153.9 million, or 34.5% of total loans at September 30, 2014, compared to $117.8 million, or 28.2% of total loans at September 30, 2013. The balance of commercial real estate loans has increased primarily due to the previously discussed lending program that is focused on loans secured by low loan-to-value, single-tenant commercial properties that are leased to investment grade national-brand retailers. Management continues to focus on pursuing nonresidential loan opportunities in order to further diversify the loan portfolio.

Multi-family real estate loans totaled $21.3 million, or 4.8% of total loans at September 30, 2014, compared to $26.8 million, or 6.4% of total loans at September 30, 2013. The balance of multi-family real estate loans decreased primarily due to repayments and increased competition in the marketplace.

Residential construction loans totaled $14.5 million, or 3.3% of total loans, at September 30, 2014 of which $4.8 million were speculative construction loans. At September 30, 2013, residential construction loans totaled $12.5 million, or 3.0% of total loans, of which $7.7 million were speculative loans. The general slowdown in the housing market in our primary market area and, to a lesser extent, increased competition in the market for these loans has somewhat decreased the opportunity to originate these loans and significantly grow this segment of the portfolio. We intend to continue pursuing quality construction lending opportunities as the housing market continues to recover.

Commercial construction loans totaled $8.4 million, or 1.9% of total loans, at September 30, 2014 compared to $6.7 million, or 1.6% of total loans at September 30, 2013. The general slowdown of commercial construction in our primary market area and increased competition in the marketplace has decreased the opportunity to originate these loans and significantly grow this segment of the portfolio.

Land and land development loans totaled $11.3 million, or 2.5% of total loans at September 30, 2014, compared to $11.4 million, or 2.7% of total loans at September 30, 2013. These loans are primarily secured by vacant lots to be improved for residential and nonresidential development and farmland. The general slowdown of residential and commercial construction in our primary market area and increased competition in the marketplace has decreased the opportunity to originate these loans and grow this segment of the portfolio.

Commercial business loans totaled $28.4 million, or 6.4% of total loans, at September 30, 2014 compared to $31.6 million, or 7.6% of total loans, at September 30, 2013. The balance of commercial business loans has decreased primarily due to repayments, payoffs, charge-offs and increased competition in the marketplace. Management continues to focus on pursuing commercial business loan opportunities in order to further diversify the loan portfolio.

Consumer loans totaled $25.8 million, or 5.8% of total loans, at September 30, 2014 compared to $26.9 million, or 6.4% of total loans, at September 30, 2013. In general, organic consumer loans including automobile loans, home equity lines of credit, unsecured loans and loans secured by deposits, have declined due to pay-downs, payoffs, charge-offs and management’s decision to focus on other lending opportunities with less inherent credit risk. Home equity lines of credit increased $770,000, or 4.5%, while automobile loans decreased $900,000, or 13.8%, and other consumer loans decreased $946,000, or 29.0%, from September 30, 2013 to September 30, 2014.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$182,743	40.94%	$184,390	44.10%	$190,958	47.72%	$169,353	46.65%	$172,007	49.33%
Commercial	153,896	34.48	117,782	28.17	90,290	22.56	73,513	20.25	53,869	15.45
Multi-family	21,286	4.77	26,759	6.40	23,879	5.97	24,909	6.86	20,360	5.84
Residential construction	14,528	3.25	12,537	3.00	10,748	2.69	8,002	2.20	15,867	4.55
Commercial construction	8,354	1.87	6,730	1.61	5,182	1.29	4,144	1.14	9,851	2.83
Land and land development	11,290	2.53	11,396	2.73	12,320	3.08	12,947	3.57	9,076	2.60
Total	392,097	87.84	359,594	86.01	333,377	83.31	292,868	80.67	281,030	80.60

Commercial business	28,448	6.37	31,627	7.56	36,189	9.04	40,628	11.19	30,905	8.86

Consumer:
Home equity lines of credit	17,903	4.01	17,133	4.10	18,294	4.57	15,210	4.19	16,335	4.68
Auto loans	5,619	1.26	6,519	1.56	8,219	2.05	9,827	2.71	13,405	3.84
Other	2,320	0.52	3,266	0.77	4,114	1.03	4,514	1.24	7,030	2.02
Total	25,842	5.79	26,918	6.43	30,627	7.65	29,551	8.14	36,770	10.54

Gross loans	446,387	100.00%	418,139	100.00%	400,193	100.00%	363,047	100.00%	348,705	100.00%
Undisbursed portion of construction loans	(6,271)		(4,389)		(6,602)		(4,501)		(2,057)
Principal loan balance	440,116		413,750		393,591		358,546		346,648

Deferred loan origination fees and costs, net	10		163		382		558		778
Allowance for loan losses	(6,250)		(5,538)		(4,906)		(4,672)		(3,811)
Loans, net	$433,876		$408,375		$389,067		$354,432		$343,615

Loan Maturity

The following table sets forth certain information at September 30, 2014 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At September 30, 2014
(Dollars in thousands)	Residential Real Estate (1)	Commercial Real Estate (2)	Construction (3)	Commercial Business	Consumer	Total Loans
Amounts due in:
One year or less	$21,438	$36,561	$22,882	$15,640	$6,439	$102,960
More than one year to two years	14,164	24,288	—	4,058	4,344	46,854
More than two years to three years	12,731	17,608	—	2,146	3,279	35,764
More than three years to five years	20,899	24,270	—	2,121	4,247	51,537
More than five years to ten years	42,391	45,499	—	2,441	5,442	95,773
More than ten years to fifteen years	32,961	11,221	—	1,458	2,091	47,731
More than fifteen years	59,445	5,739	—	584	—	65,768
Total	$204,029	$165,186	$22,882	$28,448	$25,842	$446,387

(1) Includes multi-family loans.

(2) Includes farmland and land and land development loans.

(3) Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2014 that are due after September 30, 2015, and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$97,585	$85,006	$182,591
Commercial real estate (2)	54,194	74,431	128,625
Construction	—	—	—
Commercial business	8,439	4,369	12,808
Consumer	4,666	14,737	19,403
Total	$164,884	$178,543	$343,427

(1) Includes multi-family loans.

(2) Includes farmland and land and land development loans.

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated.

	Year Ended September 30,
(In thousands)	2014	2013	2012
Total loans at beginning of period	$418,139	$400,193	$363,047
Loans originated:
Residential real estate (1)	32,487	36,573	28,403
Commercial real estate (2)	64,644	60,503	29,622
Construction	8,691	9,122	8,239
Commercial business	6,657	8,296	8,936
Consumer	7,607	7,182	8,379
Total loans originated	120,086	121,676	83,579
Loans purchased	—	—	5,923
Increase due to acquisition of First Federal branches	—	—	32,408
Deduct:
Loan principal repayments	(87,327)	(97,373)	(82,020)
Loan sales	(4,511)	(6,357)	(2,744)
Net loan activity	28,248	17,946	37,146
Total loans at end of period	$446,387	$418,139	$400,193

(1) Includes multi-family loans.

(2) Includes farmland and land and land development loans.

Trading Account Securities. Our trading account securities represent an investment in a managed brokerage account in May 2012 that invests in small and medium lot, investment grade municipal bonds. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At September 30, 2014, trading account securities recorded at fair value totaled $5.3 million, comprised of investment grade municipal bonds. See Note 3 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding trading account securities.

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, and privately-issued collateralized mortgage obligations and asset-backed securities. Available for sale securities increased by $20.5 million from $164.2 million at September 30, 2013 to $184.7 million at September 30, 2014 primarily due to purchases of $41.8 million and unrealized gains of $3.8 million, which more than offset maturities and calls of $9.7 million, sales of $808,000 and principal repayments of $13.9 million.

Securities Held to Maturity. Our held to maturity securities portfolio consists primarily of mortgage-backed securities issued by government sponsored enterprises and municipal bonds. Held to maturity securities decreased by $998,000 from September 30, 2013 to September 30, 2014, primarily due to maturities and principal repayments of $963,000.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2014		2013		2012
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Agency bonds and notes	$12,269	$12,091	$15,877	$15,197	$15,940	$16,064
Agency mortgage-backed securities	51,845	52,255	41,720	41,714	42,255	43,420
Agency CMO	29,648	29,484	24,200	24,074	17,186	17,541
Privately-issued CMO	3,302	3,920	3,881	4,616	4,283	5,289
Privately-issued asset-backed	5,552	7,353	5,829	7,799	5,797	7,227
SBA certificates	1,753	1,762	2,081	2,093	—	—
Municipal	74,148	77,832	68,072	68,581	58,135	62,933
Equity securities	—	—	—	93	—	69
Total	$178,517	$184,697	$161,660	$164,167	$143,596	$152,543

Securities held to maturity:
Agency mortgage-backed securities	$455	$492	$721	$773	$1,342	$1,460
Municipal	4,964	5,357	5,696	5,741	6,506	6,854
Total	$5,419	$5,849	$6,417	$6,514	$7,848	$8,314

The following table sets forth the activity in our investment available for sale and held to maturity securities portfolio during the periods indicated.

	At or For the Year Ended September 30,
(In thousands)	2014	2013	2012
Mortgage-backed securities:
Mortgage-backed securities, beginning of period (1)	$42,487	$44,880	$20,830
Purchases	17,688	11,361	33,762
Sales	—	—	—
Maturities	—	—	—
Repayments and prepayments	(7,010)	(11,629)	(9,596)
Net amortization of premiums and accretion of discounts on securities	(820)	(887)	(625)
Gains on sales	—	—	—
Increase (decrease) in net unrealized gain	402	(1,238)	509
Net increase (decrease) in mortgage-backed securities	10,260	(2,393)	24,050
Mortgage-backed securities, end of period (1)	$52,747	$42,487	$44,880

Investment securities:
Investment securities, beginning of period (1)	$128,194	$115,977	$97,437
Purchases	24,077	39,591	43,014
Sales	(808)	(801)	(2,265)
Maturities	(10,358)	(12,990)	(13,318)
Repayments and prepayments	(7,209)	(8,281)	(12,529)
Net accretion of premiums and discounts on securities	177	273	242
Other than temporary impairment loss	—	—	—
Gains on sales	123	1	30
Increase (decrease) in net unrealized gain	3,603	(5,576)	3,366
Net increase in investment securities	9,605	12,217	18,540
Investment securities, end of period (1)	$137,799	$128,194	$115,977

(1)	At fair value.

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2014. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 34%. Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available for sale:

Agency bonds and notes	$—	–%	$—	–%	$7,582	1.30%	$4,509	1.87%	$12,091	1.51%
Agency mortgage-backed securities	1	2.72	5,609	2.03	5,775	1.97	40,870	2.23	52,255	2.18
Agency CMO	—	—	2,579	1.72	535	1.96	26,370	1.67	29,484	1.68
Privately-issued CMO	—	—	—	—	—	—	3,920	9.85	3,920	9.85
Privately-issued ABS	—	—	—	—	—	—	7,353	20.31	7,353	20.31
SBA Certificates	—	—	—	—	—	—	1,762	1.24	1,762	1.24
Municipal	833	2.66	5,824	2.85	15,456	4.39	55,719	5.09	77,832	4.76
Total	$834	2.66%	$14,012	2.31%	$29,348	3.07%	$140,503	4.39%	$184,697	4.02%

Securities held to maturity:

Agency mortgage-backed securities	$—	–%	$—	–%	$—	–%	$455	3.93%	$455	3.93%
Municipal	593	5.55	1,906	6.51	1,496	6.94%	968	6.73	4,964	6.57
Total	$593	5.55%	$1,906	6.51%	$1,496	6.94%	$1,423	5.84%	$5,419	6.35%

As of September 30, 2014, we did not own any investment securities of a single issuer that had an aggregate book value in excess of 10% of the Company’s stockholders’ equity at that date, other than securities and obligations issued by U.S. government agencies and sponsored enterprises.

Deposits. Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments. Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and certificates of deposits. Deposits increased $55.5 million from $477.7 million at September 30, 2013 to $533.2 million at September 30, 2014. The Bank recognized increases in money market deposit accounts of $9.3 million, noninterest-bearing checking accounts of $6.0 million, interest-bearing savings accounts of $3.8 million, interest-bearing checking accounts of $3.5 million and certificates of deposit of $32.8 million when comparing the two years. Brokered certificates of deposit totaled $57.8 million at September 30, 2014 compared to $3.0 million at September 30, 2013. We have continued to promote relationship-oriented deposit accounts but at times utilize a certain level of brokered certificates of deposit as a lower-cost alternative to retail certificates of deposit. In addition, we have continued to develop and promote cash management services including sweep accounts and remote deposit capture in order to increase the level of commercial deposit accounts. We believe that the development and promotion of these products has made us more competitive in attracting commercial deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2014	2013	2012
Non-interest-bearing demand deposits	$56,092	$50,093	$50,502
NOW accounts	117,200	113,670	100,438
Money market accounts	81,144	71,794	64,186
Savings accounts	71,235	67,463	62,610
Certificates of deposit	207,523	174,706	216,498
Total	$533,194	$477,726	$494,234

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2014. Jumbo certificates of deposit require minimum deposits of $100,000.

(In thousands)	Amount
Three months or less	$8,491
Over three through six months	4,861
Over six through twelve months	9,481
Over twelve months	22,154
Total	$44,987

The following table sets forth time deposits classified by rates at the dates indicated.

	At September 30,
(In thousands)	2014	2013	2012
0.00 - 1.00%	$134,795	$84,442	$88,816
1.01 - 2.00%	38,502	46,692	66,867
2.01 - 3.00%	25,203	30,382	43,106
3.01 - 4.00%	5,156	8,113	10,523
4.01 - 5.00%	1,935	3,177	5,313
5.01 - 6.00%	1,932	1,900	1,873
6.01 - 7.00%	–	–	–
7.01 - 8.00%	–	–	–
Total	$207,523	$174,706	$216,498

The following table sets forth the amount and maturities of time deposits at September 30, 2014.

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
0.00 - 1.00%	$95,117	$12,891	$12,928	$13,859	$134,795	64.95%
1.01 - 2.00%	10,967	5,236	17,527	4,772	38,502	18.55
2.01 - 3.00%	9,011	6,623	11	9,558	25,203	12.15
3.01 - 4.00%	894	111	17	4,134	5,156	2.49
4.01 - 5.00%	211	748	467	509	1,935	0.93
5.01 - 6.00%	–	1,260	659	13	1,932	0.93
6.01 - 7.00%	–	–	–	–	–	–
Total	$116,200	$26,869	$31,609	$32,845	$207,523	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended September 30,
(In thousands)	2014	2013	2012
Beginning balance	$477,726	$494,234	$387,626
Increase due to acquisition of First Federal branches	–	–	116,541
Increase (decrease) before interest credited	53,064	(19,527)	(14,215)
Interest credited	2,404	3,019	4,282
Net increase (decrease) in deposits	55,468	(16,508)	106,608
Ending balance	$533,194	$477,726	$494,234

Borrowings. We use borrowings from the Federal Home Loan Bank of Indianapolis (FHLBI) consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments. We also utilize retail and broker repurchase agreements as sources of borrowings.

The following table sets forth certain information regarding the Bank’s use of FHLBI borrowings.

	Year Ended September 30,
(Dollars in thousands)	2014	2013	2012
Maximum amount of FHLBI borrowings outstanding at any month-end during period	$102,565	$89,348	$98,381
Average FHLBI borrowings outstanding during period	88,271	69,198	67,346
Weighted average interest rate during period	1.27%	1.53%	1.68%
Balance outstanding at end of period	$79,548	$89,348	$53,062
Weighted average interest rate at end of period	1.10%	1.15%	2.11%

The outstanding balance of borrowings from the FHLBI decreased $9.8 million from $89.3 million at September 30, 2013 to $79.5 million at September 30, 2014. FHLBI borrowings are primarily used to fund loan demand and to purchase available for sale securities. See Note 12 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding FHLBI borrowings.

The following table sets forth certain information regarding the Bank’s use of borrowings under retail repurchase agreements.

	Year Ended September 30,
(Dollars in thousands)	2014	2013	2012
Maximum amount of retail repurchase agreements outstanding at any month-end during period	$1,338	$1,335	$1,329
Average retail repurchase agreements outstanding during period	1,336	1,332	1,324
Weighted average interest rate during period	0.25%	0.45%	0.62%
Balance outstanding at end of period	$1,338	$1,335	$1,329
Weighted average interest rate at end of period	0.25%	0.25%	0.50%

The following table sets forth certain information regarding the Bank’s use of borrowings under repurchase agreements with broker-dealers.

	Year Ended September 30,
(Dollars in thousands)	2014	2013	2012
Maximum amount of broker repurchase agreements outstanding at any month-end during period	$-	$-	$15,047
Average broker repurchase agreements outstanding during period	-	-	2,785
Weighted average interest rate during period	-	-	2.09%
Balance outstanding at end of period	$-	$-	$-
Weighted average interest rate at end of period	-	-	-

See Note 11 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding repurchase agreements.

Other Long-Term Debt. On July 27, 2012, FFCC, Inc. entered into a loan agreement with another financial institution to finance the retail development project discussed in Note 5 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report. The loan had a maximum commitment of $5.0 million and the outstanding balance of the loan was $4.8 million at September 30, 2014. See Note 13 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding other long-term debt.

Results of Operations for the Years Ended September 30, 2014 and 2013

Overview. The Company reported net income of $5.4 million and net income available to common shareholders of $5.2 million ($2.34 per common share diluted; weighted average common shares outstanding of 2,229,314, as adjusted) for the year ended September 30, 2014, compared to net income of $4.7 million and net income available to common shareholders of $4.5 million ($1.99 per common share diluted; weighted average common shares outstanding of 2,269,063, as adjusted) for the year ended September 30, 2013.

As discussed in “Noninterest Expense” below, the Company recognized nonrecurring pretax charges totaling $317,000 during the year ended September 30, 2014 for consulting services and travel expenses related to a revenue enhancement and operating expense efficiencies project undertaken by the Company in 2014, including professional fees of $257,000 and other miscellaneous travel expenses of $60,000. The Company also recognized nonrecurring pretax income totaling $277,000 during the year ended September 30, 2014 for a litigation settlement received as a partial recovery of losses on commercial bond investments recognized by Community First in 2008, as discussed in “Noninterest Income” below.

Net Interest Income. Net interest income increased $700,000, or 3.0%, from $23.2 million for the year ended September 30, 2013 to $23.9 million for the year ended September 30, 2014 primarily as the result of an increase in the average balance of interest earning assets from 2013 to 2014, which more than offset a decrease in the interest rate spread from 2013 to 2014. The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased from 3.98% for 2013 to 3.86% for 2014 due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 4.75% for 2013 to 4.50% for 2014, which more than offset a decrease in the average cost of interest-bearing liabilities from 0.77% for 2013 to 0.64% for 2014.

Total interest income increased $319,000, or 1.2% from $27.2 million for the year ended September 30, 2013 to $27.5 million for the year ended September 30, 2014. The increase in total interest income is due primarily to an increase in the average balance of interest earning assets of $42.2 million from $591.0 million for 2013 to $633.2 million for 2014, which more than offset the change in total interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 4.75% for 2013 to 4.50% for 2014. The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $26.4 million, total investment securities of $14.3 million and interest-bearing deposits with banks of $1.1 million.

Interest income on loans decreased $165,000, or 0.8%, from $21.1 million for 2013 to $21.0 million for 2014 due primarily to a decrease in the average tax-equivalent yield on loans from 5.27% for 2013 to 4.91% for 2014 and despite an increase in the average balance of loans outstanding of $26.4 million from $402.4 million for 2013 to $428.8 million for 2014. The increase in the average balance of loans outstanding is due primarily to an increase in commercial real estate mortgage loans, which is primarily due to the previously discussed lending program that is focused on loans secured by low loan-to-value, single-tenant commercial properties that are leased to investment grade national-brand retailers. In addition, and in an effort to increase the size and diversity of the loan portfolio, the Bank offered competitive rates on short-term in-market commercial real estate mortgage loans and was successful in originating these loans. This increase in commercial real estate loans more than offset the decreases in the residential and multi-family real estate, commercial business and consumer loan portfolios.

Interest income on investment securities increased $433,000, or 7.4%, from $5.8 million for 2013 to $6.3 million for 2014. The increase in interest income on investment securities is due primarily to an increase in the average balance of investment securities of $14.3 million, or 8.3%, from $171.9 million for 2013 to $186.2 million for 2014, which more than offset the change in interest income on investment securities due to a decrease in the average tax-equivalent yield on investments securities from 3.86% for 2013 to 3.84% for 2014. During 2014, in an effort to maximize earnings and diversify the asset portfolio, the Bank increased its investments in mortgage-backed securities and CMOs issued by U.S. government agencies and sponsored enterprises, and municipal bonds.

Total interest expense decreased $381,000, or 9.8%, due primarily to a decrease in the average cost of funds from 0.77% for 2013 to 0.64% for 2014, which more than offset the change in total interest expense due to a $39.5 million increase in the average balance of interest-bearing liabilities from $512.7 million for 2013 to $552.2 million for 2014. The average balance of interest-bearing deposits increased $19.5 million, or 4.5%, from $438.2 million for 2013 to $457.7 million for 2014 and the average cost of funds for deposits was 0.64% for 2013 compared to 0.52% for 2014. The average balance of borrowings increased $20.0 million, or 27.0%, from $74.5 million for 2013 to $94.5 million for 2014 and the average cost of funds for borrowings was 1.53% for 2013 compared to 1.24% for 2014. The average cost of interest-bearing liabilities decreased for 2014 primarily as a result of a reduction in the rates offered on deposit accounts during 2014, the repricing of time deposits at lower market rates during 2014, and the use of a certain level of lower-cost borrowings.

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

	Year Ended September 30,
	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits with banks	$12,356	$35	0.28%	$11,295	$29	0.26%	$9,346	$11	0.12%
Loans	428,844	21,047	4.91	402,430	21,227	5.27	371,066	20,709	5.58
Investment securities	136,806	6,118	4.47	128,363	5,781	4.50	104,715	5,066	4.84
Mortgage-backed securities	49,384	1,026	2.08	43,502	845	1.94	32,635	785	2.41
Federal Home Loan Bank stock	5,802	245	4.22	5,415	200	3.69	4,965	151	3.04
Total interest-earning assets	633,192	28,471	4.50	591,005	28,082	4.75	522,727	26,722	5.11

Non-interest-earning assets	60,319			59,944			49,979
Total assets	$693,511			$650,949			$572,706

Liabilities and equity:
NOW accounts	$115,594	$241	0.21	$108,668	$314	0.29	$78,530	$424	0.54
Money market deposit accounts	74,397	244	0.33	69,736	276	0.40	48,878	347	0.71
Passbook accounts	69,970	45	0.06	65,950	60	0.09	48,055	125	0.26
Certificates of deposit	197,756	1,851	0.94	193,884	2,149	1.11	202,797	2,580	1.27
Total interest-bearing deposits	457,717	2,381	0.52	438,238	2,799	0.64	378,260	3,476	0.92

Borrowings (1)	94,534	1,174	1.24	74,478	1,137	1.53	71,743	1,199	1.67
Total interest-bearing liabilities	552,251	3,555	0.64	512,716	3,936	0.77	450,003	4,675	1.04

Non-interest-bearing deposits	51,811			49,886			40,304
Other non-interest-bearing liabilities	5,025			4,971			3,325
Total liabilities	609,087			567,573			493,632

Total equity	84,424			83,376			79,074
Total liabilities and equity	$693,511			$650,949			$572,706
Net interest income		$24,916			$24,146			$22,047
Interest rate spread			3.86%			3.98%			4.07%
Net interest margin			3.93%			4.09%			4.22%
Average interest-earning assets to average interest-bearing liabilities			114.66%			115.27%			116.16%

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

	Year Ended September 30, 2014 Compared to Year Ended September 30, 2013			Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$4	$2	$6	$2	$16	$18
Loans	4,396	(4,576)	(180)	1,511	(993)	518
Investment securities	376	(39)	337	1,038	(323)	715
Mortgage-backed securities	118	63	181	144	(84)	60
Other interest-earning assets	16	29	45	15	34	49
Total interest-earning assets	4,910	(4,521)	389	2,710	(1,350)	1,360

Interest expense:
Deposits	130	(548)	(418)	737	(1,414)	(677)
Federal Home Loan Bank advances	125	(88)	37	53	(115)	(62)
Total interest-bearing liabilities	255	(636)	(381)	790	(1,529)	(739)
Net increase (decrease) in net interest income	$4,655	$(3,885)	$770	$1,920	$179	$2,099

Provision for Loan Losses. The provision for loan losses decreased $612,000, or 32.9%, from $1.9 million for the year ended September 30, 2013 to $1.2 million for the year ended September 30, 2014. During 2014, the Bank had net charge-offs of $534,000 million compared to $1.2 million for 2013. The gross loan portfolio increased $28.3 million from $418.1 million at September 30, 2013 to $446.4 million at September 30, 2014, primarily in the commercial real estate mortgage portfolio. Nonperforming loans decreased $4.8 million from $9.1 million at September 30, 2013 to $4.3 million at September 30, 2014, due primarily to a single commercial real estate loan with an outstanding balance of $3.9 million that was reclassified from nonaccrual to accruing status in the December 2013 quarter. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the growth in the commercial real estate mortgage loan portfolio. See “Analysis of Nonperforming and Classified Assets” included herein. It is management’s assessment that the allowance for loan losses at September 30, 2014 was adequate and appropriately reflected the inherent risk of loss in the Bank’s loan portfolio at that date.

Noninterest Income. Noninterest income increased $788,000, or 18.5%, from $4.3 million for the year ended September 30, 2013 to $5.0 million for the year ended September 30, 2014. The increase is due primarily to increases in real estate lease income of $251,000, which relates to the real estate development discussed in Note 5 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report, an increase in other income due to a litigation settlement of $277,000 for a partial recovery of losses on commercial bond investments recognized by Community First in 2008, and an increase in net gain on trading securities of $240,000. These and additional increases were partially offset by a decrease in net gain on sales of loans of $223,000 when comparing the two years.

Noninterest Expense. Noninterest expenses increased $1.2 million, or 6.0%, from $19.1 million for the year ended September 30, 2013 to $20.3 million for the year ended September 30, 2014. The increase was due primarily to increases in compensation and benefits expense of $657,000, professional fees of $362,000, and occupancy and equipment expense of $295,000, which more than offset decreases in other operating expenses of $195,000. The increase in compensation and benefits expense is due primarily to normal salary, wages and benefits increases. The increase in professional fees expense is due primarily to $257,000 for consulting services related to the revenue enhancement and operating expense efficiencies project undertaken by the Company in 2014, and increased investment management fees related to the trading account securities portfolio as a result of the higher level of performance in the year ended September 30, 2014 as compared to the year ended September 30, 2013. The increase in occupancy and equipment expense is due primarily to the operation of the Bank’s new branch location in New Albany, Indiana, which opened in August 2013, and additional expenses related to the real estate development discussed previously.

Income Tax Expense. The Company recognized income tax expense of $2.1 million for the year ended September 30, 2014, for an effective tax rate of 27.8%, compared to income tax expense of $1.8 million, for an effective tax rate of 27.8%, for the year ended September 30, 2013. See Note 17 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding income taxes.

Risk Management

Overview. Managing risk is essential to successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue or in the value of our common stock once we become a public company. The Company has implemented an enterprise risk management structure in order to better manage and mitigate these identified and perceived risks.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired it is recorded at its fair market value less estimated costs to sell at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income. See Note 7 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding foreclosed real estate.

The following table provides information with respect to our nonperforming assets at the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be troubled debt restructurings. The Bank had twenty-nine troubled debt restructurings totaling $7.5 million, which were performing according to their terms and on accrual status, as of September 30, 2014. See Note 4 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding trouble debt restructurings.

	At September 30,
(Dollars in thousands)	2014	2013	2012	2011	2010
Non-accrual loans:
Residential real estate	$2,431	$3,519	$2,775	$3,758	$2,753
Commercial real estate	1,034	4,817	899	1,133	843
Multi-family	–	–	–	–	–
Construction	–	29	174	174	490
Land and land development	–	–	–	340	–
Commercial business	123	218	66	2	207
Consumer	216	310	175	215	303
Total (1)	3,804	8,893	4,089	5,622	4,596

Accruing loans past due 90 days or more:
Residential real estate	458	143	1,548	603	602
Commercial real estate	–	–	3	949	327
Multi-family	–	–	–	–	–
Construction	–	–	–	–	272
Land and land development	–	–	–	–	–
Commercial business	–	–	98	99	137
Consumer	20	21	94	61	62
Total	478	164	1,743	1,712	1,400
Total non-performing loans	4,282	9,057	5,832	7,334	5,996

Trouble debt restructurings classified as performing loans:
Residential real estate	2,710	2,187	2,993	1,499	–
Commercial real estate	4,671	1,274	1,290	812	–
Multifamily	–	2,306	2,356	–	–
Commercial business	22	17	14	–	–
Consumer	134	146	158	–	–
Total troubled debt restructurings classified as performing loans	7,537	5,930	6,811	2,311	–

Real estate owned	953	799	1,481	1,028	1,331
Other non-performing assets	12	2	–	126	171
Total non-performing assets	$12,784	$15,788	$14,124	$10,799	$7,498

Total non-performing loans to total loans	0.96%	2.17%	1.46%	2.02%	1.71%
Total non-performing loans to total assets	0.60%	1.37%	0.91%	1.37%	1.17%
Total non-performing assets to total assets	1.79%	2.39%	2.21%	2.01%	1.47%

(1)	Total nonaccrual loans includes four, seven and four trouble debt restructurings that were on non-accrual status at September 30, 2014, 2013 and 2010, respectively, totaling $910,000, $4.8 million and $592,000, respectively.

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

The following table shows the aggregate amounts of investment in classified and criticized assets at the dates indicated.

	At September 30,
(In thousands)	2014	2013	2012
Special mention assets	$14,832	$7,256	$10,595

Substandard assets (1)	17,277	18,965	22,734
Doubtful assets	224	1,087	1,055
Loss assets	–	–	–
Total classified assets	17,501	20,052	23,789

Total criticized assets	$32,333	$27,308	$34,384

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

At September 30, 2014, the Company held twenty privately-issued CMO and ABS securities with an aggregate carrying value of $2.9 million and fair value of $4.4 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies. Based on an independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO or ABS portfolios. At September 30, 2013, the Company held twenty privately-issued CMO and ABS securities with an aggregate carrying value of $2.9 million and fair value of $4.2 million that had been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30,				At September 30,
	2014				2013
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	77	$6,093	38	$2,081	68	$4,188	37	$2,731
Commercial real estate	3	185	1	60	3	504	4	696
Multi-family	1	295	–	–	1	35	–	–
Construction	–	–	–	–	–	–	–	–
Land and land development.	2	210	–	–	1	9	–	–
Commercial business	2	256	2	110	1	–	2	217
Consumer	19	117	8	74	26	237	11	218
Total	104	$7,156	49	$2,325	100	$4,973	54	$3,862

	At September 30,
	2012
	30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	88	$6,400	42	$4,055
Commercial real estate	4	120	4	842
Multi-family	–	–	–	–
Construction	–	–	–	–
Land and land development	2	50	–	–
Commercial business	5	107	3	163
Consumer	39	380	11	176
Total	138	$7,057	60	$5,237

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

Unallocated Allowance. We may establish an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses. Any unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimate specific and general losses in the loan portfolio. There was no unallocated allowance for loan losses at September 30, 2014, 2013, 2012, 2011 and 2010.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2014			2013			2012
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$577	9.23%	40.94%	$780	14.08%	44.10%	$908	18.51%	47.72%
Commercial real estate	3,808	60.93	34.48	2,826	51.03	28.17	2,204	44.92	22.56
Multi-family	146	2.34	4.77	249	4.50	6.40	389	7.93	5.97
Construction	443	7.09	5.12	229	4.14	4.61	52	1.06	3.98
Land and land development	302	4.83	2.53	299	5.40	2.73	2	0.04	3.08
Commercial business	795	12.72	6.37	907	16.38	7.56	1,084	22.10	9.04
Consumer	179	2.86	5.79	248	4.47	6.43	267	5.44	7.65
Total allowance for loan losses	$6,250	100.00%	100.00%	$5,538	100.00%	100.00%	$4,906	100.00%	100.00%

	At September 30,
	2011			2010
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$833	17.83%	46.65%	$1,242	32.59%	49.33%
Commercial real estate	1,314	28.13	20.25	600	15.74	15.45
Multi-family	604	12.93	6.86	369	9.68	5.84
Construction	56	1.20	3.34	218	5.72	7.38
Land and land development	53	1.13	3.57	62	1.63	2.60
Commercial business	1,525	32.64	11.19	891	23.38	8.86
Consumer	287	6.14	8.14	429	11.26	10.54
Total allowance for loan losses	$4,672	100.00%	100.00%	$3,811	100.00%	100.00%

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

Analysis of Loan Loss Experience.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2014	2013	2012	2011	2010
Allowance for loan losses at beginning of period	$5,538	$4,906	$4,672	$3,811	$3,695
Provision for loan losses	1,246	1,858	1,532	1,605	1,604
Charge offs:
Residential real estate	278	284	510	651	334
Commercial real estate	224	11	543	68	–
Multi-family	–	–	85	–	–
Construction	–	–	–	8	–
Land and land development	–	–	–	–	5
Commercial business	234	1,013	33	86	964
Consumer	136	111	304	287	340
Total charge-offs	872	1,419	1,475	1,100	1,643

Recoveries:
Residential real estate	28	65	109	79	68
Commercial real estate	219	25	–	–	–
Multi-family	–	–	–	–	–
Land and land development	–	–	–	–	–
Construction	–	–	–	–	–
Commercial business	–	41	2	214	–
Consumer	91	62	66	63	87
Total recoveries	338	193	177	356	155
Net charge-offs	534	1,226	1,298	744	1,488

Allowance for loan losses at end of period	$6,250	$5,538	$4,906	$4,672	$3,811

Allowance for loan losses to non-performing loans	145.96%	61.15%	84.12%	63.70%	63.88%
Allowance for loan losses to total loans outstanding at the end of the period	1.40%	1.32%	1.23%	1.29%	1.09%
Net charge-offs to average loans outstanding during the period	0.12%	0.30%	0.35%	0.21%	0.42%

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration and generally selling in the secondary market substantially all newly originated, fixed rate one-to four-family residential real estate loans. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments, other than ownership of an interest rate cap contract acquired in 2009. See Note 22 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the use of derivative instruments.

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2014 and 2013 financial information.

	At September 30, 2014		At September 30, 2013
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$(1,754)	(7.04)%	$(99)	(0.45)%
200bp	(1,132)	(4.54)	(111)	(0.50)
100bp	(552)	(2.22)	(69)	(0.31)
Static	-	-	-	-
(100)bp	(239)	(0.96)	260	1.17

At September 30, 2014, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $552,000 or 2.22% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 4.54% and 7.04%, respectively.

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that Company’s EVE could change as follows, relative to our base case scenario, based on September 30, 2014 and 2013 financial information.

	At September 30, 2014
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$106,910	$(14,317)	(11.81)%	16.91%	(28)bp
200bp	114,585	(6,642)	(5.48)	17.44	25 bp
100bp	122,696	1,469	1.21	17.92	73 bp
Static	121,227	-	-	17.19	- bp
(100)bp	111,206	(10,021)	(8.27)	15.52	(167)bp

	At September 30, 2013
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$77,012	$(25,354)	(24.77)%	13.07%	(246)bp
200bp	85,452	(16,914)	(16.52)	13.97	(156)bp
100bp	95,583	(6,783)	(6.63)	15.02	(51)bp
Static	102,366	-	-	15.53	- bp
(100)bp	95,248	(7,118)	(6.95)	14.26	(127)bp

The previous table indicates that at September 30, 2014, the Company would expect a decrease in its EVE in the event of a sudden and sustained 200 to 300 basis point increase and/or 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at September 30, 2014 comprised approximately 48.5% of the loan portfolio.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $20.3 million. Securities classified as trading and available-for-sale, amounting to $5.3 million and $184.7 million, respectively, at September 30, 2014, provide additional sources of liquidity. At September 30, 2014, we had the ability to borrow a total of approximately $130.3 million from the FHLBI, of which $79.5 million was borrowed and outstanding. See Note 12 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding FHLBI borrowings. In addition, we had the ability to borrow the lesser of $10 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at September 30, 2014. The Bank had no outstanding federal funds purchased under the facility at September 30, 2014. See Note 10 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding federal funds purchased borrowings.

At September 30, 2014, the Bank had $67.4 million in commitments to extend credit outstanding. See Note 18 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding commitments to extend credit. Certificates of deposit due within one year of September 30, 2014 totaled $116.2 million, or 56.0% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2014, the Company had liquid assets of $7.4 million on a stand-alone, unconsolidated basis.

The following tables present certain of our contractual obligations as of September 30, 2014.

		Payments due by period
(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Deferred director fee agreements	$903	$11	$9	$9	$874
Deferred compensation agreements	72	33	39	–	–
Operating lease obligations	–	–	–	–	–
Repurchase agreements	1,338	1,338	–	–	–
FHLBI borrowings	79,548	54,548	15,000	10,000	–
Other long-term debt (1)	4,812	173	370	401	3,868
Total	$86,673	$56,103	$15,418	$10,410	$4,742

(1) Represents outstanding principal balance on a $4.8 million loan agreement with another financial institution to finance a retail development project. The loan calls for 12 interest only monthly payments, followed by 107 monthly payments sufficient to fully amortize the loan over a 20 year period and a balloon payment of all outstanding principal and interest at maturity on July 27, 2022. Principal and interest payments commenced in August 2013.

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

Financing and Investing Activities

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended September 30,
(In thousands)	2014	2013	2012
Investing activities:
Loan purchases	$–	$–	$(38,331)
Loan originations	(128,544)	(138,111)	(93,666)
Loan principal repayments	86,922	96,619	82,466
Loan sales	13,374	23,546	12,385
Proceeds from maturities and principal repayments of investment securities	17,567	21,271	25,847
Proceeds from maturities and principal repayments of mortgage-backed securities	7,010	11,629	9,596
Proceeds from sales of investment securities available- for-sale	808	801	2,265
Purchases of investment securities	(24,077)	(39,591)	(43,014)
Purchases of mortgage-backed securities	(17,688)	(11,361)	(33,763)

Financing activities:
Increase (decrease) in deposits	55,468	(16,508)	(9,933)
Increase (decrease) in repurchase agreements	3	6	(15,074)
Increase (decrease) in FHLBI borrowings	(9,800)	36,286	(75)
Increase (decrease) in other long-term debt	(161)	2,841	2,132

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement,” and Note 26 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

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

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Note 18 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

For the year ended September 30, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2014 is effective.

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

(c)       Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”).

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

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 29, 2014	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer	December 29, 2014
Larry W. Myers	and Director
(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	December 29, 2014
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John P. Lawson, Jr.	Chief Operating Officer and Director	December 29, 2014
John P. Lawson, Jr.

/s/ Samuel E. Eckart	Executive Vice President and Director	December 29, 2014
Samuel E. Eckart

/s/ Cecile A. Blau	Director	December 29, 2014
Cecile A. Blau

/s/ Gerald Wayne Clapp, Jr.	Director	December 29, 2014
Gerald Wayne Clapp, Jr.

/s/ Michael F. Ludden	Director	December 29, 2014
Michael F. Ludden

/s/ Douglas A. York	Director	December 29, 2014
Douglas A. York

/s/ Vaughn K. Timberlake	Director	December 29, 2014
Vaughn K. Timberlake

/s/ Frank N. Czeschin	Director	December 29, 2014
Frank N. Czeschin

/s/ John E. Colin	Director	December 29, 2014
John E. Colin

/s/ Pamela Bennett-Martin	Director	December 29, 2014
Pamela Bennett-Martin

FIRST SAVINGS FINANCIAL GROUP, INC.

AND SUBSIDIARIES -

CLARKSVILLE, INDIANA

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED

SEPTEMBER 30, 2014 AND 2013

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Savings Financial Group, Inc.

Clarksville, Indiana

We have audited the accompanying consolidated balance sheets of First Savings Financial Group, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Savings Financial Group, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New Albany, Indiana

December 29, 2014

MONROE SHINE & CO., INC. ♦ CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 AND 2013

(In thousands, except share and per share data)	2014	2013

ASSETS
Cash and due from banks	$8,853	$9,607
Interest-bearing deposits with banks	11,477	11,208
Total cash and cash equivalents	20,330	20,815

Interest-bearing time deposits	1,500	1,500
Trading account securities, at fair value	5,319	3,210
Securities available for sale, at fair value	184,697	164,167
Securities held to maturity (fair value of $5,849 in 2014 and $6,514 in 2013)	5,419	6,417

Loans held for sale	281	399
Loans, net of allowance for loan losses of $6,250 in 2014 and $5,538 in 2013	433,876	408,375

Federal Home Loan Bank stock, at cost	6,517	5,500
Real estate development and construction	7,202	7,178
Premises and equipment	14,275	14,842
Other real estate owned, held for sale	953	799
Accrued interest receivable:
Loans	1,276	1,208
Securities	1,235	1,183
Cash surrender value of life insurance	18,021	12,933
Goodwill	7,936	7,936
Core deposit intangibles	1,725	2,069
Other assets	2,567	1,924

Total Assets	$713,129	$660,455

LIABILITIES
Deposits:
Noninterest-bearing	$56,092	$50,093
Interest-bearing	477,102	427,633
Total deposits	533,194	477,726

Repurchase agreements	1,338	1,335
Borrowings from Federal Home Loan Bank	79,548	89,348
Other long-term debt	4,812	4,973
Accrued interest payable	175	184
Advance payments by borrowers for taxes and insurance	748	707
Accrued expenses and other liabilities	6,234	3,929
Total Liabilities	626,049	578,202

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued and outstanding 17,120 shares; aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares; outstanding 2,171,812 shares (2,299,654 shares at September 30, 2013)	25	25
Additional paid-in capital - preferred	17,120	17,120
Additional paid-in capital - common	26,079	25,464
Retained earnings - substantially restricted	47,175	42,870
Accumulated other comprehensive income	3,853	1,468
Unearned ESOP shares	(537)	(865)
Unearned stock compensation	(162)	(422)
Less treasury stock, at cost - 370,230 shares (242,388 shares at September 30, 2013)	(6,473)	(3,407)
Total Stockholders' Equity	87,080	82,253

Total Liabilities and Stockholders' Equity	$713,129	$660,455

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands, except share and per share data)	2014	2013

INTEREST INCOME
Loans, including fees	$20,961	$21,126
Securities:
Taxable	4,523	4,255
Tax-exempt	1,730	1,565
Dividend income	245	200
Interest-bearing deposits with banks	35	29
Total interest income	27,494	27,175

INTEREST EXPENSE
Deposits	2,381	2,799
Repurchase agreements	3	6
Borrowings from Federal Home Loan Bank	968	1,059
Loans payable	203	72
Total interest expense	3,555	3,936

Net interest income	23,939	23,239
Provision for loan losses	1,246	1,858

Net interest income after provision for loan losses	22,693	21,381

NONINTEREST INCOME
Service charges on deposit accounts	1,263	1,251
Net gain on sales of available for sale securities	123	1
Net gain on trading account securities	704	464
Unrealized loss on derivative contract	(11)	-
Net gain on sales of loans	287	510
Increase in cash surrender value of life insurance	496	387
Commission income	331	293
Real estate lease income	568	317
Other income	1,285	1,035
Total noninterest income	5,046	4,258

NONINTEREST EXPENSE
Compensation and benefits	11,167	10,510
Occupancy and equipment	2,555	2,260
Data processing	1,237	1,186
Advertising	400	449
Professional fees	1,276	914
FDIC insurance premiums	443	473
Net loss on other real estate owned	230	181
Other operating expenses	2,964	3,159
Total noninterest expense	20,272	19,132
Income before income taxes	7,467	6,507
Income tax expense	2,077	1,811
Net Income	$5,390	$4,696

Preferred stock dividends declared	171	171
Net Income Available to Common Shareholders	$5,219	$4,525

Net income per common share:
Basic	$2.46	$2.09
Diluted	$2.34	$1.99

Weighted average common shares outstanding:
Basic	2,122,880	2,168,770
Diluted	2,229,314	2,269,063

Dividends per common share	$0.43	$0.70

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands)	2014	2013

Net Income	$5,390	$4,696

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	3,795	(6,443)
Income tax (expense) benefit	(1,335)	2,302
Net of tax amount	2,460	(4,141)

Less: reclassification adjustment for realized gains included in net income	(123)	(1)
Income tax expense	48	1
Net of tax amount	(75)	-

Other Comprehensive Income (Loss)	2,385	(4,141)

Comprehensive Income	$7,775	$555

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2014 AND 2013

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Balances at October 1, 2012	$-	$25	$42,021	$39,917	$5,609	$(1,880)	$(2,766)	$82,926

Net income	-	-	-	4,696	-	-	-	4,696

Other comprehensive loss	-	-	-	-	(4,141)	-	-	(4,141)

Preferred stock dividends	-	-	-	(171)	-	-	-	(171)

Common stock dividends ($0.70 per share)	-	-	-	(1,572)	-	-	-	(1,572)

Stock compensation expense	-	-	222	-	-	261	-	483

Shares released by ESOP trust	-	-	341	-	-	332	-	673

Purchase of 30,027 treasury shares	-	-	-	-	-	-	(641)	(641)

Balances at September 30, 2013	$-	$25	$42,584	$42,870	$1,468	$(1,287)	$(3,407)	$82,253

Net income	-	-	-	5,390	-	-	-	5,390

Other comprehensive income	-	-	-	-	2,385	-	-	2,385

Preferred stock dividends	-	-	-	(171)	-	-	-	(171)

Common stock dividends ($0.43 per share)	-	-	-	(914)	-	-	-	(914)

Stock compensation expense	-	-	235	-	-	260	-	495

Shares released by ESOP trust	-	-	424	-	-	328	-	752

Stock options exercise - 11,000 shares	-	-	(44)	-	-	-	190	146

Purchase of 138,842 treasury shares	-	-	-	-	-	-	(3,256)	(3,256)

Balances at September 30, 2014	$-	$25	$43,199	$47,175	$3,853	$(699)	$(6,473)	$87,080

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,390	$4,696
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,246	1,858
Depreciation and amortization	1,445	1,241
Amortization of premiums and accretion of discounts on securities, net	643	615
(Increase) decrease in trading account securities	(2,109)	352
Loans originated for sale	(8,458)	(16,435)
Proceeds on sales of loans	8,863	17,189
Net gain on sales of loans	(287)	(510)
Net realized and unrealized (gain) loss on other real estate owned	73	(42)
Net gain on sales of available for sale securities	(123)	(1)
Unrealized loss on derivative contract	11	-
Increase in cash surrender value of life insurance	(496)	(387)
Deferred income taxes	150	513
ESOP and stock compensation expense	1,127	1,063
(Increase) decrease in accrued interest receivable	(120)	21
Decrease in accrued interest payable	(9)	(52)
Change in other assets and liabilities, net	782	1,201
Net Cash Provided By Operating Activities	8,128	11,322

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	-	(1,500)
Purchase of securities available for sale	(41,765)	(50,951)
Proceeds from sales of securities available for sale	808	801
Proceeds from maturities of securities available for sale	9,660	12,223
Proceeds from maturities of securities held to maturity	698	767
Principal collected on securities	14,219	19,910
Net increase in loans	(27,775)	(21,070)
Purchase of Federal Home Loan Bank stock	(1,017)	(100)
Investment in cash surrender value of life insurance	(5,000)	(4,000)
Proceeds from life insurance	-	606
Proceeds from sale of foreclosed real estate	778	1,146
Investment in real estate development and construction	(216)	(2,727)
Purchase of premises and equipment	(342)	(4,745)
Net Cash Used In Investing Activities	(49,952)	(49,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	55,468	(16,508)
Net increase in repurchase agreements	3	6
Increase in Federal Home Loan Bank line of credit	200	9,348
Proceeds from Federal Home Loan Bank advances	372,000	130,000
Repayment of Federal Home Loan Bank advances	(382,000)	(103,062)
Proceeds from other long-term debt	-	2,868
Repayment of other long-term debt	(161)	(27)
Net increase in advance payments by borrowers for taxes and insurance	41	85
Exercise of stock options	146	-
Purchase of treasury stock	(3,273)	(625)
Dividends paid on preferred stock	(171)	(171)
Dividends paid on common stock	(914)	(1,572)
Net Cash Provided By Financing Activities	41,339	20,342

Net Decrease in Cash and Cash Equivalents	(485)	(17,976)

Cash and cash equivalents at beginning of year	20,815	38,791

Cash and Cash Equivalents at End of Year	$20,330	$20,815

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Savings Financial Group, Inc. (the “Company”) is a financial holding company and the parent of First Savings Bank, F.S.B. (the “Bank”) and First Savings Insurance Risk Management, Inc. (the “Captive”).

The Bank, which is a wholly-owned federally-chartered savings bank subsidiary of the Company, provides a variety of banking services to individuals and business customers through fourteen locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate residential mortgage, commercial mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities and other securities. The Bank has three-wholly owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio, FFCC, Inc., which is an Indiana corporation that participates in commercial real estate development and leasing, and Southern Indiana Financial Corporation, which is currently inactive.

The Captive, which is a wholly-owned insurance subsidiary of the Company formed during the fourth fiscal quarter of 2014, is a Nevada corporation that provides property and casualty insurance to the Company, the Bank and the Bank’s active subsidiaries. In addition, the Captive provides reinsurance to seven other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.

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

Statements of Cash Flows

For purposes of the statements of cash flows, the Company has defined cash and cash equivalents as cash on hand, amounts due from banks (including cash items in process of clearing), interest-bearing deposits with other banks having an original maturity of 90 days or less and money market funds.

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

SEPTEMBER 30, 2014 AND 2013

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

SEPTEMBER 30, 2014 AND 2013

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage loan commitments at market rates when initiated. At September 30, 2014, the Bank did not have any commitments to originate fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

SEPTEMBER 30, 2014 AND 2013

(1 - continued)

Loans and Allowance for Loan Losses - continued

Nonaccrual Loans

The recognition of income on a loan is discontinued and previously accrued interest is reversed when interest or principal payments become 90 days past due unless, in the opinion of management, the outstanding interest remains collectible. Past due status is determined based on contractual terms. Generally, by applying the cash receipts method, interest income is subsequently recognized only as received until the loan is returned to accrual status. The cash receipts method is used when the likelihood of further loss on the loan is remote. Otherwise, the Company applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance until the loan qualifies for return to accrual status. Interest income on impaired loans is recognized using the cost recovery method, unless the likelihood of further loss is considered remote.

A loan is restored to accrual status when all principal and interest payments are brought current and the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, which generally requires that the borrower demonstrate a period of performance of at least six consecutive months.

Loan Charge-Offs

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined.

During the year ended September 30, 2014, the Company did not recognize any partial charge-offs. At September 30, 2014, the Company had one outstanding loan with a recorded investment of $229,000 on which partial charge-offs had been recorded. During the year ended September 30, 2013, the Company recognized partial charge-offs on loans totaling $306,000. At September 30, 2013, the Company had three outstanding loans with an aggregate recorded investment of $920,000 on which partial charge-offs totaling $525,000 had been recorded.

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

SEPTEMBER 30, 2014 AND 2013

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

SEPTEMBER 30, 2014 AND 2013

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

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended September 30, 2014 and 2013.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

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

SEPTEMBER 30, 2014 AND 2013

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

Other Real Estate Owned

Other real estate owned includes formally foreclosed property and former banking facilities held for sale. At the time of foreclosure, foreclosed real estate is recorded at its fair value less estimated costs to sell, which becomes the property’s new basis. Any write-downs based on the property’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure or the decision to classify property as held for sale, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Costs incurred in maintaining other real estate owned and subsequent impairment adjustments to the carrying amount of a property, if any, are included in noninterest expense.

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

SEPTEMBER 30, 2014 AND 2013

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

Benefit Plans

The Bank provides a contributory defined contribution plan available to all eligible employees. The Company also established a leveraged employee stock ownership plan (“ESOP”) on October 6, 2008 that includes substantially all employees. The Company accounts for the employee stock ownership plan in accordance with ASC Topic 718-40, Employee Stock Ownership Plans. Dividends declared on allocated shares are recorded as a reduction of retained earnings and paid to the participants’ accounts or used for additional debt service on the ESOP loan. Dividends declared on unallocated shares are not considered dividends for financial reporting purposes and are used for additional debt service on the ESOP loan. As shares are committed to be released for allocation to participants’ accounts, compensation expense is recognized based on the average fair value of the shares and the shares become available for earnings per share calculations.

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

SEPTEMBER 30, 2014 AND 2013

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

SEPTEMBER 30, 2014 AND 2013

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

In August 2014, the FASB issued ASU No. 2014-14, Trouble Debt Restructurings by Creditors (Subtopic 310-40). The update addresses the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs (e.g. FHA, VA, HUD). For public entities, the guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(2)	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are unavailable for investment but are interest-bearing. The average amount of those reserve balances was approximately $7.1 million and $6.3 million for the years ended September 30, 2014 and 2013, respectively.

(3)	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. Trading account securities recorded at fair value totaled $5.3 million and $3.2 million as of September 30, 2014 and 2013, respectively, comprised of investment grade municipal bonds. During the year ended September 30, 2014, the Company reported net gains on trading account securities of $704,000, including net realized gains on the sale of securities of $713,000, partially offset by net unrealized losses on securities still held as of the balance sheet date of $9,000. During the year ended September 30, 2013, the Company reported net gains on trading account securities of $464,000, including net realized gains on the sale of securities of $472,000 partially offset by net unrealized losses on securities still held as of the balance sheet date of $8,000.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2014:
Securities available for sale:
Agency bonds and notes	$12,269	$12	$190	$12,091
Agency mortgage-backed	51,845	518	108	52,255
Agency CMO	29,648	95	259	29,484
Privately-issued CMO	3,302	618	-	3,920
Privately-issued ABS	5,552	1,801	-	7,353
SBA certificates	1,753	9	-	1,762
Municipal obligations	74,148	3,818	134	77,832
Total securities available for sale	$178,517	$6,871	$691	$184,697
Securities held to maturity:
Agency mortgage-backed	$455	$37	$-	$492
Municipal	4,964	393	-	5,357
Total securities held to maturity	$5,419	$430	$-	$5,849

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(3 – continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2013:
Securities available for sale:
Agency bonds and notes	$15,877	$10	$690	$15,197
Agency mortgage-backed	41,720	285	291	41,714
Agency CMO	24,200	199	325	24,074
Privately-issued CMO	3,881	735	-	4,616
Privately-issued ABS	5,829	1,972	2	7,799
SBA certificates	2,081	12	-	2,093
Municipal obligations	68,072	2,057	1,548	68,581
Subtotal – debt securities	161,660	5,270	2,856	164,074
Equity securities	-	93	-	93
Total securities available for sale	$161,660	$5,363	$2,856	$164,167
Securities held to maturity:
Agency mortgage-backed	$721	$52	$-	$773
Municipal obligations	5,696	45	-	5,741
Total securities held to maturity	$6,417	$97	$-	$6,514

The amortized cost and fair value of available for sale and held to maturity debt securities as of September 30, 2014 by contractual maturity are shown below. Expected maturities of mortgage and other asset-backed securities may differ from contractual maturities because the mortgages and other assets underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due within one year	$830	$833	$593	$621
Due after one year through five years	5,565	5,824	1,906	2,076
Due after five years through ten years	22,311	23,038	1,496	1,621
Due after ten years	57,711	60,228	969	1,039
	86,417	89,923	4,964	5,357

CMO	32,950	33,404	-	-
ABS	5,552	7,353	-	-
SBA certificates	1,753	1,762	-	-
Mortgage-backed securities	51,845	52,255	455	492

	$178,517	$184,697	$5,419	$5,849

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(3 – continued)

Information pertaining to securities with gross unrealized losses at September 30, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses

Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	7	$12,207	$28
Agency CMO	8	12,373	56
Municipal	2	1,093	2

Total less than twelve months	17	25,673	86

Continuous loss position more than twelve months:
Agency bonds and notes	5	$10,477	$190
Agency mortgage-backed	4	3,653	80
Agency CMO	3	9,171	203
Municipal obligations	15	7,860	132

Total more than twelve months	27	31,161	605

Total securities available for sale	44	$56,834	$691

At September 30, 2014, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at September 30, 2014, which consisted of U.S. government agency notes, mortgage-backed securities and CMOs, and municipal bonds, had depreciated approximately 1.20% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 1.92% and a weighted-average coupon rate of 2.80% at September 30, 2014. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At September 30, 2014, the Company held twenty privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $2.9 million and fair value of $4.4 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(3 – continued)

At September 30, 2014, there were no privately-issued CMOs or ABS in loss positions. Based on the independent third party analysis of the expected cash flows, management has determined that no other-than-temporary impairment is required to be recognized on the privately-issued CMO and ABS portfolios. While the Company did not recognize a credit-related impairment loss at September 30, 2014, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

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

During the year ended September 30, 2014, the Company realized gross gains on sales of available for sale U.S. government agency notes, equity securities and municipal bonds of $1,000, $111,000 and $11,000, respectively. The Company realized gross gains on sales of available for sale U.S. government agency notes of $1,000 for the year ended September 30, 2013.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings during the years ended September 30, 2014 and 2013, and may be pledged to secure federal funds borrowings (see Notes 10, 11 and 12).

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2014 and 2013 consisted of the following:

(In thousands)	2014	2013

Real estate mortgage:
1-4 family residential	$182,743	$184,390
Commercial	153,896	117,782
Multifamily residential	21,286	26,759
Residential construction	14,528	12,537
Commercial construction	8,354	6,730
Land and land development	11,290	11,396
Commercial business	28,448	31,627
Consumer:
Home equity	17,903	17,133
Auto	5,619	6,519
Other consumer	2,320	3,266
Gross loans	446,387	418,139
Undisbursed portion of construction loans	(6,271)	(4,389)
Principal loan balance	440,116	413,750

Deferred loan origination fees and costs, net	10	163
Allowance for loan losses	(6,250)	(5,538)

Loans, net	$433,876	$408,375

Mortgage loans serviced for the benefit of others amounted to $91,000 and $138,000 at September 30, 2014 and 2013, respectively. No mortgage servicing rights have been capitalized since the year ended September 30, 1999.

At September 30, 2014, the recorded investment in residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $12.8 million, of which some do not have private mortgage insurance or government guaranty.

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

The following is a summary of activity for related party loans for the years ended September 30, 2014 and 2013:

(In thousands)	2014	2013

Beginning balance	$5,946	$7,182
New loans and advances	1,897	1,363
Repayments	(1,431)	(1,665)
Reclassifications	(106)	(934)

Ending balance	$6,306	$5,946

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(4 – continued)

The following table provides the components of the recorded investment in loans as of September 30, 2014:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$182,743	$153,896	$21,286	$16,611	$11,290	$28,448	$25,842	$440,116

Accrued interest receivable	590	384	53	44	31	111	63	1,276

Net deferred loan origination fees and costs	337	(252)	(28)	(54)	4	(9)	12	10

Recorded investment in loans	$183,670	$154,028	$21,311	$16,601	$11,325	$28,550	$25,917	$441,402

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,866	$5,705	$-	$-	$-	$145	$350	$11,066

Collectively evaluated for impairment	178,298	148,323	21,311	16,601	11,325	28,405	25,535	429,798

Acquired with deteriorated credit quality	506	-	-	-	-	-	32	538

Recorded investment in loans	$183,670	$154,028	$21,311	$16,601	$11,325	$28,550	$25,917	$441,402

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(4 – continued)

An analysis of the allowance for loan losses as of and for the year ended September 30, 2014 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$780	$2,826	$249	$229	$299	$907	$248	$5,538
Provisions	47	987	(103)	214	3	122	(24)	1,246
Charge-offs	(278)	(224)	-	-	-	(234)	(136)	(872)
Recoveries	28	219	-	-	-	-	91	338

Ending balance	$577	$3,808	$146	$443	$302	$795	$179	$6,250

Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$13	$-	$-	$-	$-	$-	$8	$21

Collectively evaluated for impairment	564	3,808	146	443	302	795	171	6,229

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$577	$3,808	$146	$443	$302	$795	$179	$6,250

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(4 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2014. The Company recognized $52,000 of interest income on impaired commercial real estate loans using the cash receipts method of accounting for the year ended September 30, 2014.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$4,974	$5,426	$-	$5,878	$131
Commercial real estate	5,705	5,739	-	5,864	189
Multifamily	-	-	-	1,883	94
Construction	-	-	-	-	-
Land and land development	-	-	-	-	-
Commercial business	145	133	-	287	1
Consumer	255	258	-	285	6

	$11,079	$11,556	$-	$14,197	$421

Loans with an allowance recorded:
Residential real estate	$167	$166	$13	$64	$-
Commercial real estate	-	-	-	-	-
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	95	95	8	97	-

	$262	$261	$21	$161	$-

Total:
Residential real estate	$5,141	$5,592	$13	$5,942	$131
Commercial real estate	5,705	5,739	-	5,864	189
Multifamily	-	-	-	1,883	94
Construction	-	-	-	-	-
Land and land development	-	-	-	-	-
Commercial business	145	133	-	287	1
Consumer	350	353	8	382	6

	$11,341	$11,817	$21	$14,358	$421

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2014 and 2013:

	At September 30, 2014			At September 30, 2013
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,431	$458	$2,889	$3,519	$143	$3,662
Commercial real estate	1,034	-	1,034	4,817	-	4,817
Multifamily	-	-	-	-	-	-
Construction	-	-	-	29	-	29
Land and land development	-	-	-	-	-	-
Commercial business	123	-	123	218	-	218
Consumer	216	20	236	310	21	331

Total	$3,804	$478	$4,282	$8,893	$164	$9,057

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(4 – continued)

The following table presents the aging of the recorded investment in past due loans at September 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,493	$1,639	$1,823	$7,955	$175,715	$183,670
Commercial real estate	115	54	59	228	153,800	154,028
Multifamily	297	-	-	297	21,014	21,311
Construction	-	-	-	-	16,601	16,601
Land and land development	6	205	-	211	11,114	11,325
Commercial business	259	-	123	382	28,168	28,550
Consumer	39	79	72	190	25,727	25,917

Total	$5,209	$1,977	$2,077	$9,263	$432,139	$441,402

The following table presents the aging of the recorded investment in past due loans at September 30, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,981	$1,333	$2,466	$6,780	$178,625	$185,405
Commercial real estate	295	211	667	1,173	116,756	117,929
Multifamily	35	-	-	35	26,743	26,778
Construction	-	-	-	-	14,863	14,863
Land and land development	9	-	-	9	11,420	11,429
Commercial business	-	14	234	248	31,460	31,708
Consumer	186	53	223	462	26,547	27,009

Total	$3,506	$1,611	$3,590	$8,707	$406,414	$415,121

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)
September 30, 2014:
Pass	$172,822	$138,854	$21,311	$16,601	$11,206	$28,127	$25,471	$414,392
Special Mention	4,233	10,226	-	-	6	278	89	14,832
Substandard	6,398	4,948	-	-	113	145	350	11,954
Doubtful	217	-	-	-	-	-	7	224
Loss	-	-	-	-	-	-	-	-

Total	$183,670	$154,028	$21,311	$16,601	$11,325	$28,550	$25,917	$441,402

September 30, 2013:
Pass	$173,350	$109,311	$26,778	$14,863	$11,283	$30,920	$26,272	$392,777
Special Mention	4,519	2,104	-	-	146	373	114	7,256
Substandard	7,190	6,033	-	-	-	210	568	14,001
Doubtful	346	481	-	-	-	205	55	1,087
Loss	-	-	-	-	-	-	-	-

Total	$185,405	$117,929	$26,778	$14,863	$11,429	$31,708	$27,009	$415,121

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(4 – continued)

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status at September 30, 2014 and 2013. There was no specific reserve included in the allowance for loan losses related to TDRs at September 30, 2014 and 2013.

	Accruing	Nonaccrual	Total
	(In thousands)
September 30, 2014:
Residential real estate	$2,710	$214	$2,924
Commercial real estate	4,671	696	5,367
Commercial business	22	-	22
Consumer	134	-	134

Total	$7,537	$910	$8,447

September 30, 2013:
Residential real estate	$2,187	$777	$2,964
Commercial real estate	1,274	4,029	5,303
Multifamily	2,306	-	2,306
Commercial business	17	13	30
Consumer	146	-	146

Total	$5,930	$4,819	$10,749

The following table summarizes information in regard to TDRs that were restructured during the years ended September 30, 2014 and 2013.

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
		(Dollars in thousands)
September 30, 2014:
Residential real estate	6	$326	$397
Commercial real estate	1	716	724

Total	7	$1,042	$1,121

September 30, 2013:
Residential real estate	2	$143	$143
Commercial real estate	1	4,061	4,066
Commercial business	1	18	20
Consumer	1	5	5

Total	5	$4,227	$4,234

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(4 – continued)

The Company has not committed to lend any additional amounts as of September 30, 2014 and 2013 to customers with outstanding loans that are classified as TDRs.

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate, reduction of principal balance, extension of the maturity date, and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

There were no principal charge-offs recorded as a result of TDRs during the years ended September 30, 2014 and 2013. There was no specific allowance for loan losses related to TDRs modified during the years ended September 30, 2014 and 2013. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the year ended September 30, 2014, the Company had two TDRs totaling $476,000 that were modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure). The total consisted of two residential real estate loans with a balance of $476,000 at the date of default. As of September 30, 2014, one of the defaulted TDRs totaling $200,000 was accruing and performing in agreement with the modified terms after curing the default. The other defaulted TDR resulted in foreclosure of the property and its transfer to other real estate owned during the year ended September 30, 2014. The Company did not recognize a net charge-off to allowance for loan losses as a result of this foreclosure.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(5)	REAL ESTATE DEVELOPMENT AND CONSTRUCTION

The Company is developing a parcel of land in New Albany, Indiana for retail purposes through the Bank’s subsidiary, FFCC. The total cost of the development is expected to be approximately $7.7 million, including the $7.5 million paid as of September 30, 2014. The development costs were partially funded by a loan from another financial institution (see Note 13). The development is substantially completed, with only certain tenant improvements in a multi-tenant retail building to be completed for future lessees, and nine tenants have commenced occupancy as of September 30, 2014. The development plans provide for up to thirteen tenants when fully occupied.

Development and construction period interest of $79,000 was capitalized as part of the real estate carrying value during the year ended September 30, 2013. There was no development and construction period interest capitalized as part of the real estate carrying value during the year ended September 30, 2014.

Real estate development and construction consisted of the following at September 30, 2014 and 2013:

(In thousands)	2014	2013

Land and land improvements	$4,159	$4,159
Office buildings	3,248	3,032
Furniture, fixtures and equipment	74	74
	7,481	7,265

Less accumulated depreciation	279	87

Totals	$7,202	$7,178

Depreciation expense of $192,000 and $87,000 was recognized for real estate development and construction for the years ended September 30, 2014 and 2013, respectively.

The Bank and FFCC lease commercial retail space to tenants under noncancelable operating leases with terms of five to twenty years. The following is a schedule by years of future minimum lease payments under the leases as of September 30, 2014:

Years ending September 30:	(In thousands)

2015	$632
2016	632
2017	632
2018	644
2019	628
2020 and thereafter	3,632

Total	$6,800

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(6)	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

(In thousands)	2014	2013

Land and land improvements	$5,218	$5,242
Office buildings	10,376	10,400
Furniture, fixtures and equipment	4,467	4,264
	20,061	19,906

Less accumulated depreciation	5,786	5,064

Totals	$14,275	$14,842

Depreciation expense of $909,000 and $810,000 was recognized for premises and equipment for the years ended September 30, 2014 and 2013, respectively.

(7)	OTHER REAL ESTATE OWNED

At September 30, 2014 and 2013, the Bank had other real estate owned held for sale of $953,000 and $799,000, respectively, including $130,000 and $250,000 in former banking facilities held for sale, respectively. During the years ended September 30, 2014 and 2013, foreclosure losses in the amount of $321,000 and $191,000, respectively, were charged-off to the allowance for loan losses. The losses on subsequent write downs of other real estate owned amounted to $210,000 and $165,000 for the years ended September 30, 2014 and 2013, respectively, and were aggregated with realized gains and losses from the sale of other real estate owned, and real estate taxes and other expenses of holding other real estate owned. Net realized gains from the sale of other real estate owned amounted to $115,000 and $125,000 for the years ended September 30, 2014 and 2013, respectively. Real estate taxes, other expenses of holding other real estate owned and net of income received from the operation of other real estate owned held for sale amounted to $135,000 and $140,000 for the years ended September 30, 2014 and 2013, respectively. The net loss is reported in noninterest expense. Realized gains from the sale of other real estate owned totaling $82,000 and $93,000 for the years ended September 30, 2014 and 2013, respectively, were deferred because the sales were financed by the Bank and did not qualify for recognition under generally accepted accounting principles. At September 30, 2014 and 2013, aggregate deferred gains on the sale of other real estate owned financed by the Bank amounted to $237,000 and $214,000, respectively.

(8)	GOODWILL AND OTHER INTANGIBLES

Goodwill and the core deposit intangibles acquired in the acquisitions of Community First Bank (“Community First”) on September 30, 2009 and the First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”) branches on July 6, 2012 are evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill or the core deposit intangibles was recognized during 2014 or 2013.

The changes in the carrying amount of goodwill for the years ended September 30, 2014 and 2013 are summarized as follows:

(In thousands)	2014	2013

Beginning balance	$7,936	$7,936
Changes in goodwill	-	-

Ending balance	$7,936	$7,936

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(8 – continued)

The following is a summary of other intangible assets subject to amortization:

(In thousands)	2014	2013

Core deposit intangible acquired in Community First acquisition	$2,741	$2,741
Core deposit intangible acquired in First Federal branch acquisition	566	566
Less accumulated amortization	(1,582)	(1,238)

Ending balance	$1,725	$2,069

Amortization expense of intangibles amounted to $344,000 and $344,000 for the years ended September 30, 2014 and 2013, respectively. Estimated amortization expense for the core deposit intangibles for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)

2015	$344
2016	344
2017	344
2018	344
2019	148
2020 and thereafter	201

Total	$1,725

(9)	DEPOSITS

The aggregate amount of time deposit accounts (certificates of deposit) with balances of $100,000 or more was $45.0 million and $52.9 million at September 30, 2014 and 2013, respectively.

At September 30, 2014, scheduled maturities of certificates of deposit were as follows:

Years ending September 30:	(In thousands)

2015	$116,192
2016	26,869
2017	31,609
2018	7,313
2019 and thereafter	25,532

Total	$207,515

The Bank held deposits for related parties of $4.8 million and $5.3 million at September 30, 2014 and 2013, respectively.

(10)	FEDERAL FUNDS PURCHASED

The Bank has entered into a federal funds purchased line of credit facility with another financial institution that established a line of credit not to exceed the lesser of $10 million or 25% of the Bank’s equity capital excluding reserves. Availability under the line of credit is subject to continued borrower eligibility and expires on June 30, 2015 unless it is extended.  The line of credit is intended to support short-term liquidity needs, and the agreement states that the Bank may borrow under the facility for up to seven consecutive days without pledging collateral to secure the borrowing. At September 30, 2014 and 2013, the Bank had no outstanding federal funds purchased under the facility.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(11)	REPURCHASE AGREEMENTS

Repurchase agreements include retail repurchase agreements representing overnight borrowings from deposit customers.

Repurchase agreements at September 30, 2014 and 2013 are summarized as follows:

	2014		2013
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount

Retail repurchase agreements	0.25%	$1,338	0.25%	$1,335

The debt securities underlying the retail repurchase agreements were under the control of the Bank at September 30, 2014 and 2013.

Information concerning borrowings under retail repurchase agreements as of and for the years ended September 30, 2014 and 2013 is summarized as follows:

(Dollars in thousands)	2014	2013

Weighted average interest rate during the year	0.25%	0.45%
Average balance during the year	$1,336	$1,332
Maximum month-end balance during the year	1,338	1,335

Available for sale debt securities underlying the agreements at September 30:

Amortized cost	$1,719	$1,889
Fair value	1,758	1,913

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(12)	BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2014 and 2013 borrowings from the FHLB were as follows:

	2014		2013
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount

Advances maturing in:
2014	- %	$-	0.34%	$35,000
2015	1.38%	45,000	2.66%	20,000
2017	1.10%	15,000	1.10%	15,000
2018	1.04%	10,000	1.04%	10,000

Total advances		70,000		80,000

Line of credit balance	0.43%	9,548	0.45%	9,348

Total borrowings from
Federal Home Loan Bank		$79,548		$89,348

The Bank entered into an Advances, Pledge and Security Agreement with the Federal Home Loan Bank of Indianapolis (“FHLBI”), allowing the Bank to initiate advances from the FHLBI. The advances are secured under a blanket collateral agreement. At September 30, 2014, the eligible blanket collateral included residential mortgage loans with a carrying value of $181.4 million.

On August 12, 2014, the Bank entered into an Overdraft Line of Credit Agreement with the FHLBI which established a line of credit not to exceed $25.0 million secured under the blanket collateral agreement. This agreement expires on August 12, 2015. At September 30, 2014, $9.5 million was outstanding under this agreement.

On June 19, 2014, the Bank entered into a Letter of Credit Agreement with the FHLBI which established a letter of credit not to exceed $3.3 million secured under the blanket collateral agreement. This agreement expires on July 1, 2015. At September 30, 2014, there was no outstanding balance under this agreement.

(13)	OTHER LONG-TERM DEBT

On July 27, 2012, FFCC entered into a loan agreement with another financial institution to finance the retail development and construction project discussed in Note 5. The loan had a maximum commitment of $5.0 million and is for a ten-year term with a fixed interest rate of 4.0% for the first six years of the loan term, then adjusting annually thereafter to the one-year LIBOR rate plus 250 basis points. The loan provided for 12 interest only monthly payments through July 27, 2013, followed by 107 monthly payments sufficient to fully amortize the loan over a 20 year period and a balloon payment of all outstanding principal and interest at maturity on July 27, 2022. The loan is secured by a mortgage and assignment of leases and rents on the retail development property, which had a carrying amount of $7.2 million at September 30, 2014. The outstanding principal balance of the loan was $4.8 million and $5.0 million at September 30, 2014 and 2013, respectively.

Interest expense of $203,000 and $72,000 was recognized on other long-term debt for the years ending September 30, 2014 and 2013, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(13 – continued)

Future maturities of other long-term debt, based on the amount outstanding under the loan agreement at September 30, 2014, are as follows for the years ending September 30, 2015, 2016, 2017, 2018, 2019 and later years: $173,000, $181,000, $189,000, $196,000, $204,000 and $3.9 million, respectively.

(14)	DEFERRED COMPENSATION PLANS

The Bank has deferred compensation agreements with former officers who are receiving benefits under these agreements. The agreements provide for the payment of specific benefits following retirement. Deferred compensation expense was $16,000 and $18,000 for the years ended September 30, 2014 and 2013, respectively.

The Company has a directors’ deferred compensation plan whereby a director, at his or her election on an annual basis, may defer all or a portion of the director fees into an account with the Company. The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%. The deferral period extends until separation from service by the director. The benefits under the plan are payable in a lump sum or in monthly installments over a period of up to ten years following the separation from service; however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death. Deferred compensation expense for this plan was $178,000 and $161,000 for the years ended September 30, 2014 and 2013, respectively.

(15)	BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). Company contributions to the plan amounted to $368,000 and $336,000 for the years ended September 30, 2014 and 2013, respectively.

Employee Stock Ownership Plan:

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the years ended September 30, 2014 and 2013 amounted to $715,000 and $652,000, respectively. Company common stock held by the ESOP trust at September 30, 2014 and 2013 was as follows:

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(15 – continued)

	2014	2013

Allocated shares	132,339	103,116
Unearned shares	53,706	86,495
Total ESOP shares	186,045	189,611

Fair value of unearned shares	$1,341,000	$1,946,000

(16)	STOCK BASED COMPENSATION PLANS

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

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The vesting period of the restricted stock is five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for both years ended September 30, 2014 and 2013 amounted to $260,000. A summary of the Company’s nonvested restricted shares for the year ended September 30, 2014 is as follows:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	39,230	$13.25
Granted	-	-
Vested	(19,620)	13.25
Forfeited	-	-

Nonvested at end of year	19,610	$13.25

There were no restricted shares granted during the years ended September 30, 2014 and 2013. The total fair value of restricted shares that vested during the years ended September 30, 2014 and 2013 was $479,000 and $441,000, respectively. At September 30, 2014, there was $162,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 0.63 years.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(16 - continued)

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

The fair value of options granted was determined using the following assumptions:

Expected dividend yield	4.53%
Risk-free interest rate	2.82%
Expected volatility	30.00%
Expected life of options	7.0 years
Weighted average fair value at grant date	$3.09

A summary of stock option activity under the plan as of September 30, 2014, and changes during the year then ended is presented below.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of year	245,232	$13.25	6.6	$2,268,000
Granted	-	-
Exercised	(11,000)	$13.25		$127,000
Forfeited or expired	-	-

Outstanding at end of year	234,232	$13.25	5.6	$2,743,000

Exercisable at end of year	185,185	$13.25	5.6	$2,169,000

There were no stock options granted during the years ended September 30, 2014 and 2013. The Company recognized compensation expense related to stock options of $152,000 for both years ended September 30, 2014 and 2013. At September 30, 2014, there was $95,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period of 0.63 years.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(17) INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns. The components of consolidated income tax expense were as follows for the years ended September 30, 2014 and 2013:

(In thousands)	2014	2013

Current	$1,843	$1,228
Tax benefit allocated to additional paid-in capital related to equity incentive plan	84	70
Deferred	150	513

Income tax expense	$2,077	$1,811

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 34 percent follows for the years ended September 30, 2014 and 2013:

(In thousands)	2014	2013

Provision at federal statutory rate	$2,539	$2,212
State income tax-net of federal tax benefit	161	159
Tax-exempt interest income	(653)	(608)
Increase in cash value of life insurance	(169)	(130)
Other	199	178

Income tax expense	$2,077	$1,811

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$2,475	$2,212
Acquisition purchase accounting adjustments	-	9
Deferred compensation plans	374	315
Equity incentive plans	108	92
Other-than-temporary impairment loss on available for sale securities	17	16
Valuation allowance on other real estate owned and repossessed assets	74	48
Deferred interest income on nonaccrual loans	68	78
Other	-	239
Deferred tax assets	3,116	3,009

Deferred tax liabilities:
Unrealized gain on securities available for sale	(2,169)	(882)
Accumulated depreciation	(1,417)	(1,399)
Acquisition purchase accounting adjustments	(219)	-
Deferred loan fees and costs, net	(4)	(63)
FHLB stock dividends	(133)	(133)
Section 481 adjustment for bad debt recapture	-	(62)
Unrealized gain on trading account securities	(14)	(17)
Other	(144)	-
Deferred tax liabilities	(4,100)	(2,556)

Net deferred tax asset (liability)	$(984)	$453

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(17 - continued)

At September 30, 2014 and 2013, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files U.S. federal and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after September 30, 2011 are subject to examination by the relevant taxing authorities.

Prior to October 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations. Retained earnings at September 30, 2014 and 2015 include $4.6 million of cumulative deductions for which no deferred federal income tax liability has been recorded. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate. The unrecorded deferred liability on these amounts was $1.5 million at September 30, 2014 and 2013.

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

(18)	COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the accompanying consolidated financial statements.

Commitments under outstanding standby letters of credit totaled $4.4 million at September 30, 2014.

The following is a summary of the commitments to extend credit at September 30, 2014 and 2013:

(In thousands)	2014	2013
Loan commitments:
Fixed rate	$11,640	$13,353
Adjustable rate	5,146	3,978

Guarantees of third-party revolving credit	89	-
Undisbursed portion of home equity lines of credit	20,072	19,043
Undisbursed portion of commercial and personal lines of credit	24,149	23,722
Undisbursed portion of construction loans in process	6,271	4,388

Total commitments to extend credit	$67,367	$64,484

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(19)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments (see Note 18). The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

The Bank has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2014 or 2013.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(20)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and 2013.

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2014:
Financial assets:
Cash and due from banks	$8,853	$8,853	$-	$-
Interest-bearing deposits with banks	11,477	11,477	-	-
Interest-bearing time deposits	1,500	-	1,496	-
Trading account securities	5,319	-	5,319	-
Securities available for sale	184,697	-	184,697	-
Securities held to maturity	5,419	-	5,849	-

Loans, net	433,876	-	-	434,023

Loans held for sale	281	-	281	-
FHLB stock	6,517	-	6,517	-
Accrued interest receivable	2,511	-	2,511	-
Interest rate cap (included in other assets)	1	-	1	-

Financial liabilities:
Deposits	533,194	-	-	535,364
Short-term repurchase agreements	1,338	-	1,338	-
Borrowings from FHLB	79,548	-	79,455	-
Other long-term debt	4,812	-	4,812	-
Accrued interest payable	175	-	175	-
Advance payments by borrowers for taxes and insurance	748	-	748	-

September 30, 2013:
Financial assets:
Cash and due from banks	$9,607	$9,607	$-	$-
Interest-bearing deposits with banks	11,208	11,208	-	-
Interest-bearing time deposits	1,500	-	1,475	-
Trading account securities	3,210	-	3,210	-
Securities available for sale	164,167	93	164,074	-
Securities held to maturity	6,417	-	6,514	-

Loans, net	408,375	-	-	413,629

Loans held for sale	399	-	399	-
FHLB stock	5,500	-	5,500	-
Accrued interest receivable	2,391	-	2,391	-
Interest rate cap (included in other assets)	11	-	11	-

Financial liabilities:
Deposits	477,726	-	-	477,094
Short-term repurchase agreements	1,335	-	1,335	-
Borrowings from FHLB	89,348	-	87,932	-
Other long-term debt	4,973	-	4,973	-
Accrued interest payable	184	-	184	-
Advance payments by borrowers for taxes and insurance	707	-	707	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(20 - continued)

The carrying amounts in the preceding table are included in the consolidated balances sheets under the applicable captions. The contract or notional amounts of the Bank’s financial instruments with off-balance-sheet risk are disclosed in Note 18, and the fair value of these instruments is considered immaterial.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash and Cash Equivalents and Interest-Bearing Time Deposits

For cash and short-term instruments, including cash and due from banks, interest-bearing deposits with banks, money market funds, and interest-bearing time deposits with other financial institutions, the carrying amount is a reasonable estimate of fair value.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(21)	FAIR VALUE MEASUREMENTS

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(21 – continued)

The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2014. The Company had no liabilities measured at fair value as of September 30, 2014.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2014:
Assets Measured – Recurring Basis
Trading account securities	$-	$5,319	$-	$5,319

Securities available for sale:
Agency bonds and notes	$-	$12,091	$-	$12,091
Agency mortgage-backed	-	52,255	-	52,255
Agency CMO	-	29,484	-	29,484
Privately-issued CMO	-	3,920	-	3,920
Privately-issued ABS	-	7,353	-	7,353
SBA certificates	-	1,762	-	1,762
Municipal obligations	-	77,832	-	77,832
Total securities available for sale	$-	$184,697	$-	$184,697

Interest rate cap	$-	$1	$-	$1

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$5,128	$5,128
Commercial real estate	-	-	5,705	5,705
Multifamily	-	-	-	-
Construction	-	-	-	-
Commercial business	-	-	145	145
Consumer	-	-	342	342
Total impaired loans	$-	$-	$11,320	$11,320

Loans held for sale	$-	$281	$-	$281

Other real estate owned, held for sale:
Residential real estate	$-	$-	$518	$518
Commercial real estate	-	-	377	377
Land and land development	-	-	58	58
Total other real estate owned	$-	$-	$953	$953

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(21 – continued)

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

SEPTEMBER 30, 2014 AND 2013

(21 - continued)

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At September 30, 2014 and 2013, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the years ended September 30, 2014 and 2013, the Company recognized provisions for loan losses of $2,000 and $416,000, respectively, for impaired loans.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(21 - continued)

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At September 30, 2014, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value ranging from 13.3% to 50.0% with a weighted average of 18.7%. At September 30, 2013, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value ranging from 15.0% to 65.1% with a weighted average of 25.4%. The Company recognized charges of $210,000 and $165,000 to write down other real estate owned to fair value for the years ended September 30, 2014 and 2013, respectively.

Transfers Between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended September 30, 2014 and 2013. There were no transfers into or out of Level 3 financial assets or liabilities for the years ended September 30, 2014 or 2013. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2014 or 2013.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(22)	DERIVATIVE INSTRUMENTS

The Company has an interest rate cap contract that is not designated as a hedge. Realized and unrealized gains and losses on derivatives not designated for hedge accounting are recognized in noninterest income. The following is a summary of the terms of the interest rate cap contract reported in the consolidated balance sheet in other assets at September 30, 2014:

Strike	Remaining	Notional	Purchase	Unrealized	Fair
Rate	Term	Amount	Premium	Loss	Value
(Dollars in thousands)

7.50%	2.84 years	$10,000	$150	$149	$1

The notional amounts of derivatives do not represent amounts exchanged by the parties, but provide the basis for calculating payments. For interest rate caps, the notional amounts are not a measure of exposure to credit or market risk. Counterparties to financial instruments expose the Company to credit-related losses in the event of nonperformance, but the Company does not expect any counterparties to fail to meet their obligations. The Company deals only with highly rated counterparties. The current credit exposure of derivatives is represented by the fair value of contracts at the reporting date. (Also see Notes 20 and 21)

(23)	STOCKHOLDERS’ EQUITY

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(24)	PREFERRED STOCK

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

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the thirteenth dividend period ended September 30, 2014 was 1.0% and the weighted average dividend rate for the years ended September 30, 2014 and 2013 was 1.0%.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(25)	DIVIDEND RESTRICTION

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

(26)	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined). Management believes, as of September 30, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2014, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(26 - continued)

The Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk in either year.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2014:

Total capital (to risk weighted assets)	$68,963	14.87%	$37,101	8.00%	$46,376	10.00%

Tier I capital (to risk weighted assets)	$63,160	13.62%	N/A		$27,826	6.00%

Tier I capital (to adjusted total assets)	$63,160	9.14%	$27,653	4.00%	$34,566	5.00%

Tangible capital (to adjusted total assets)	$63,160	9.14%	$10,370	1.50%	N/A

As of September 30, 2013:

Total capital (to risk weighted assets)	$71,828	17.04%	$33,713	8.00%	$42,141	10.00%

Tier I capital (to risk weighted assets)	$66,515	15.78%	N/A		$25,285	6.00%

Tier I capital (to adjusted total assets)	$66,515	10.36%	$25,682	4.00%	$32,103	5.00%

Tangible capital (to adjusted total assets)	$66,515	10.36%	$9,631	1.50%	N/A

In accordance with the Plan of Charter Conversion adopted by the Bank’s board of directors on May 21, 2014, the Bank will operate as an Indiana-charted commercial bank and become a member the Federal Reserve System following its conversion from a federally-chartered savings bank effective December 19, 2014. As a result of the Bank’s charter conversion, the Bank will be subject to supervision and regulation by the Indiana Department of Financial Institutions and the Federal Reserve Bank of St. Louis. Also as a result of the Bank’s charter conversion, the Company will convert to a bank holding company and simultaneously elect financial holding company status effective December 19, 2014. The Company will continue to be supervised and regulated by the Federal Reserve Bank of St. Louis.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(27)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended September 30, 2014 and 2013.

(In thousands, except share and per share data)	Years Ended September 30,
	2014	2013
Basic:
Earnings:
Net income	$5,390	$4,696
Less: Preferred stock dividends declared	(171)	(171)

Net income available to common shareholders	$5,219	$4,525

Shares:
Weighted average common shares outstanding	2,122,880	2,168,770

Net income per common share, basic	$2.46	$2.09

Diluted:
Earnings:
Net income	$5,390	$4,696
Less: Preferred stock dividends declared	(171)	(171)

Net income available to common shareholders	$5,219	$4,525

Shares:
Weighted average common shares outstanding	2,122,880	2,168,770
Add: Dilutive effect of outstanding options	94,656	84,565
Add: Dilutive effect of restricted stock	11,778	15,728

Weighted average common shares outstanding, as adjusted	2,229,314	2,269,063

Net income per common share, diluted	$2.34	$1.99

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(28)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets

(In thousands)

	As of September 30,
	2014	2013
Assets:
Cash and interest bearing deposits	$7,419	$1,691
Other assets	904	745
Investment in subsidiaries	79,233	80,057
	$87,556	$82,493

Liabilities and Equity:
Accrued expenses	$476	$240
Stockholders' equity	87,080	82,253
	$87,556	$82,493

Statements of Income

(In thousands)

	Years Ended September 30,
	2014	2013

Dividend income from subsidiary	$10,000	$2,000
Other operating expenses	(1,551)	(1,351)

Income before income taxes and equity in undistributed net income of subsidiaries	8,449	649

Income tax benefit	400	355

Income before equity in undistributed net income of subsidiaries	8,849	1,004

Equity in undistributed net income of subsidiaries	(3,459)	3,692

Net income	$5,390	$4,696
F-58

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(28 - continued)

Statements of Cash Flows

(In thousands)

	Years Ended September 30,
	2014	2013
Operating Activities:
Net income	$5,390	$4,696
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	3,459	(3,692)
ESOP and stock compensation expense	1,127	1,063
Net change in other assets and liabilities	214	97
Net cash provided by operating activities	10,190	2,164

Investing Activities:
Investment in Captive	(250)	-
Net cash used in investing activities	(250)	-

Financing Activities:
Exercise of stock options	146	-
Purchase of treasury stock	(3,273)	(625)
Dividends paid	(1,085)	(1,743)
Net cash used in financing activities	(4,212)	(2,368)

Net increase (decrease) in cash and interest bearing deposits	5,728	(204)

Cash and interest bearing deposits at beginning of year	1,691	1,895

Cash and interest bearing deposits at end of year	$7,419	$1,691

(29)	CONCENTRATION OF CREDIT RISK

At September 30, 2014 and 2013, the Bank had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $5.8 million and $5.4 million, respectively.

(30)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(In thousands)	2014	2013

Cash payments for:

Interest	$3,794	$4,496
Taxes	1,593	1,354

Non-cash investing activities:

Transfers from loans to other real estate owned	1,571	1,212
Proceeds from sales of other real estate owned financed through loans	536	1,093

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2014 AND 2013

(31)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

September 30, 2014:

Interest income	$6,734	$6,990	$6,922	$6,848
Interest expense	922	888	873	872
Net interest income	5,812	6,102	6,049	5,976
Provision for loan losses	301	303	300	342
Net interest income after provision for loan losses	5,511	5,799	5,749	5,634
Noninterest income	1,104	1,382	1,291	1,269
Noninterest expenses	5,164	5,021	5,050	5,037
Income before income taxes	1,451	2,160	1,990	1,866
Income tax expense	423	624	534	496

Net income	1,028	1,536	1,456	1,370

Less: Preferred stock dividends declared	43	43	43	42

Net income available to common shareholders	$985	$1,493	$1,413	$1,328

Net income per common share, basic	$0.46	$0.70	$0.68	$0.63

Net income per common share, diluted	$0.44	$0.66	$0.64	$0.60

September 30, 2013:

Interest income	$6,760	$7,001	$6,689	$6,725
Interest expense	1,095	1,010	909	922
Net interest income	5,665	5,991	5,780	5,803
Provision for loan losses	452	550	560	296
Net interest income after provision for loan losses	5,213	5,441	5,220	5,507
Noninterest income	1,000	925	1,035	1,298
Noninterest expenses	4,819	4,777	4,673	4,863
Income before income taxes	1,394	1,589	1,582	1,942
Income tax expense	378	419	441	573

Net income	1,016	1,170	1,141	1,369

Less: Preferred stock dividends declared	43	43	43	42

Net income available to common shareholders	$973	$1,127	$1,098	$1,327

Net income per common share, basic	$0.45	$0.52	$0.51	$0.61

Net income per common share, diluted	$0.43	$0.50	$0.48	$0.58

