Form 10-Q
period 2014-12-31
First Savings Financial Group Inc
filed 2015-02-17
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to __________________

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

(Check one):	Large Accelerated Filer ☐	Accelerated Filer☐

	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of December 31, 2014 was 2,187,993.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
(In thousands, except share and per share data)	2014	2014

ASSETS
Cash and due from banks	$7,844	$8,853
Interest-bearing deposits with banks	13,128	11,477
Total cash and cash equivalents	20,972	20,330

Interest-bearing time deposits	2,235	1,500
Trading account securities, at fair value	4,680	5,319
Securities available for sale, at fair value	183,278	184,697
Securities held to maturity	5,350	5,419

Loans held for sale	-	281
Loans, net	441,206	433,876

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	7,462	6,517
Real estate development and construction	7,153	7,202
Premises and equipment	14,063	14,275
Other real estate owned, held for sale	549	953
Accrued interest receivable:
Loans	1,246	1,276
Securities	1,460	1,235
Cash surrender value of life insurance	18,149	18,021
Goodwill	7,936	7,936
Core deposit intangibles	1,639	1,725
Other assets	5,766	2,567

Total Assets	$723,144	$713,129

LIABILITIES
Deposits:
Noninterest-bearing	$54,448	$56,092
Interest-bearing	461,299	477,102
Total deposits	515,747	533,194

Repurchase agreements	1,339	1,338
Borrowings from Federal Home Loan Bank	101,863	79,548
Other long-term debt	4,769	4,812
Accrued interest payable	174	175
Advance payments by borrowers for taxes and insurance	599	748
Accrued expenses and other liabilities	9,144	6,234
Total Liabilities	633,635	626,049

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued and outstanding 17,120 shares; aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares; outstanding 2,187,993 shares (2,171,812 shares at September 30, 2014)	25	25
Additional paid-in capital - preferred	17,120	17,120
Additional paid-in capital - common	26,388	26,079
Retained earnings - substantially restricted	48,123	47,175
Accumulated other comprehensive income	4,495	3,853
Unearned ESOP shares	(323)	(537)
Unearned stock compensation	(94)	(162)
Less treasury stock, at cost - 354,049 shares (370,230 shares at September 30, 2014)	(6,225)	(6,473)
Total Stockholders' Equity	89,509	87,080

Total Liabilities and Stockholders' Equity	$723,144	$713,129

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2014	2013

INTEREST INCOME
Loans, including fees	$5,370	$5,225
Securities:
Taxable	1,092	1,030
Tax-exempt	471	420
Dividend income	63	50
Interest-bearing deposits with banks	13	9
Total interest income	7,009	6,734

INTEREST EXPENSE
Deposits	642	612
Repurchase agreements	1	1
Borrowings from Federal Home Loan Bank	240	252
Loans payable	48	57
Total interest expense	931	922

Net interest income	6,078	5,812
Provision for loan losses	207	301

Net interest income after provision for loan losses	5,871	5,511

NONINTEREST INCOME
Service charges on deposit accounts	371	318
Net gain on sales of available for sale securities	-	1
Net gain on trading account securities	71	157
Unrealized loss on derivative contract	-	(2)
Net gain on sales of loans	85	77
Increase in cash surrender value of life insurance	128	97
Commission income	61	67
Real estate lease income	151	142
Other income	244	247
Total noninterest income	1,111	1,104

NONINTEREST EXPENSE
Compensation and benefits	3,001	2,979
Occupancy and equipment	604	633
Data processing	381	310
Advertising	106	67
Professional fees	314	245
FDIC insurance premiums	109	120
Net loss on other real estate owned	5	70
Other operating expenses	854	740
Total noninterest expense	5,374	5,164
Income before income taxes	1,608	1,451
Income tax expense	408	423
Net Income	$1,200	$1,028

Preferred stock dividends declared	43	43
Net Income Available to Common Shareholders	$1,157	$985

Net income per common share:
Basic	$0.55	$0.46
Diluted	$0.52	$0.44

Weighted average common shares outstanding:
Basic	2,111,962	2,158,106
Diluted	2,217,472	2,260,658

Dividends per common share	$0.11	$0.10

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2014	2013

Net Income	$1,200	$1,028

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	996	(531)
Income tax (expense) benefit	(354)	195
Net of tax amount	642	(336)

Less: reclassification adjustment for realized gains included in net income	-	(1)
Income tax expense	-	-
Net of tax amount	-	(1)

Other Comprehensive Income (Loss)	642	(337)

Comprehensive Income	$1,842	$691

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

					Accumulated	Unearned
					Other	Stock
(In thousands, except share	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Three Months Ended December 31, 2013:
Balances at October 1, 2013	$-	$25	$42,584	$42,870	$1,468	$(1,287)	$(3,407)	$82,253

Net income	-	-	-	1,028	-	-	-	1,028

Other comprehensive loss	-	-	-	-	(337)	-	-	(337)

Preferred stock dividends	-	-	-	(43)	-	-	-	(43)

Common stock dividends ($0.10 per share)	-	-	-	(187)	-	-	-	(187)

Stock compensation expense	-	-	38	-	-	65	-	103

Shares released by ESOP trust	-	-	257	-	-	207	-	464

Purchase of 37,349 treasury shares	-	-	-	-	-	-	(834)	(834)

Balances at December 31, 2013	$-	$25	$42,879	$43,668	$1,131	$(1,015)	$(4,241)	$82,447

Three Months Ended December 31, 2014:
Balances at October 1, 2014	$-	$25	$43,199	$47,175	$3,853	$(699)	$(6,473)	$87,080

Net income	-	-	-	1,200	-	-	-	1,200

Other comprehensive income	-	-	-	-	642	-	-	642

Preferred stock dividends	-	-	-	(43)	-	-	-	(43)

Common stock dividends ($0.11 per share)	-	-	-	(209)	-	-	-	(209)

Stock compensation expense	-	-	72	-	-	68	-	140

Shares released by ESOP trust	-	-	326	-	-	214	-	540

Stock options exercise - 20,972 shares	-	-	(89)	-	-	-	367	278

Purchase of 4,791 treasury shares	-	-	-	-	-	-	(119)	(119)

Balances at December 31, 2014	$-	$25	$43,508	$48,123	$4,495	$(417)	$(6,225)	$89,509

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,200	$1,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	207	301
Depreciation and amortization	357	346
Amortization of premiums and accretion of discounts on securities, net	181	206
(Increase) decrease in trading account securities	639	(944)
Loans originated for sale	(2,046)	(2,168)
Proceeds on sales of loans	2,411	2,545
Net gain on sales of loans	(85)	(77)
Net realized and unrealized (gain) loss on other real estate owned	9	(32)
Net gain on sales of available for sale securities	-	(1)
Unrealized loss on derivative contract	-	2
Increase in cash surrender value of life insurance	(128)	(97)
Deferred income taxes	(169)	(130)
ESOP and stock compensation expense	596	531
Increase in accrued interest receivable	(195)	(331)
Decrease in accrued interest payable	(1)	(7)
Change in other assets and liabilities, net	8	-
Net Cash Provided By Operating Activities	2,984	1,172

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(735)	-
Purchase of securities available for sale	(5,732)	(16,434)
Proceeds from sales of securities available for sale	-	303
Proceeds from maturities of securities available for sale	4,632	1,243
Proceeds from maturities of securities held to maturity	25	94
Principal collected on securities	3,378	3,738
Net increase in loans	(7,226)	(11,160)
Purchase of Federal Reserve Bank stock	(945)	-
Purchase of Federal Home Loan Bank stock	(461)	(175)
Proceeds from redemption of Federal Home Loan Bank stock	461	-
Investment in cash surrender value of life insurance	-	(5,000)
Investment in historic tax credit entity	(417)	-
Proceeds from sale of other real estate owned	104	-
Investment in real estate development and construction	-	(64)
Purchase of premises and equipment	(10)	(289)
Net Cash Used In Investing Activities	(6,926)	(27,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(17,447)	13,796
Net increase in repurchase agreements	1	1
Increase (decrease) in Federal Home Loan Bank line of credit	(4,685)	8,217
Proceeds from Federal Home Loan Bank advances	115,000	73,500
Repayment of Federal Home Loan Bank advances	(88,000)	(68,500)
Repayment of other long-term debt	(43)	(34)
Net decrease in advance payments by borrowers for taxes and insurance	(149)	(185)
Exercise of stock options	278	-
Purchase of treasury stock	(119)	(851)
Dividends paid on preferred stock	(43)	(43)
Dividends paid on common stock	(209)	(187)
Net Cash Provided By Financing Activities	4,584	25,714

Net Increase (Decrease) in Cash and Cash Equivalents	642	(858)

Cash and cash equivalents at beginning of year	20,330	20,815

Cash and Cash Equivalents at End of Year	$20,972	$19,957

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Savings Financial Group, Inc. (the “Company”) is a financial holding company and the parent of First Savings Bank (the “Bank”) and First Savings Insurance Risk Management, Inc. (the “Captive”).

The Bank, which is a wholly-owned Indiana-chartered commercial bank subsidiary of the Company, provides a variety of banking services to individuals and business customers through fifteen locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate residential mortgage, commercial mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities and other securities. The Bank has three-wholly owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio, FFCC, Inc., which is an Indiana corporation that participates in commercial real estate development and leasing, and Southern Indiana Financial Corporation, which is currently inactive.

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of December 31, 2014, the results of operations for the three-month periods ended December 31, 2014 and 2013, and the cash flows for the three-month periods ended December 31, 2014 and 2013. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements, conform to general practices within the banking industry and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2014 included in the Company’s Annual Report on Form 10-K.

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

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At December 31, 2014 and September 30, 2014, trading account securities recorded at fair value totaled $4.7 million and $5.3 million, respectively, comprised of investment grade municipal bonds. During the three-months ended December 31, 2014, the Company reported net gains on trading account securities of $71,000, including net realized gains on the sale of securities of $77,000 and net unrealized losses on securities still held as of the balance sheet date of $6,000. During the three-months ended December 31, 2013, the Company reported net gains on trading account securities of $157,000, including net realized gains on the sale of securities of $166,000 and net unrealized losses on securities still held as of the balance sheet date of $9,000.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2014:
Securities available for sale:

Agency bonds and notes	$9,092	$7	$72	$9,027
Agency mortgage-backed	50,198	690	46	50,842
Agency CMO	28,111	78	207	27,982
Privately-issued CMO	3,256	573	-	3,829
Privately-issued ABS	5,393	1,673	-	7,066
SBA certificates	1,699	10	-	1,709
Municipal obligations	78,353	4,507	37	82,823

Total securities available for sale $	176,102	$7,538	$362	$183,278

Securities held to maturity:

Agency mortgage-backed	$413	$34	$-	$447
Municipal obligations	4,937	528	-	5,465

Total securities held to maturity	$5,350	$562	$-	$5,912

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2014:
Securities available for sale:

Agency bonds and notes	$12,269	$12	$190	$12,091
Agency mortgage-backed	51,845	518	108	52,255
Agency CMO	29,648	95	259	29,484
Privately-issued CMO	3,302	618	-	3,920
Privately-issued ABS	5,552	1,801	-	7,353
SBA certificates	1,753	9	-	1,762
Municipal obligations	74,148	3,818	134	77,832

Total securities available for sale	$178,517	$6,871	$691	$184,697

Securities held to maturity:

Agency mortgage-backed	$455	$37	$-	$492
Municipal	4,964	393	-	5,357

Total securities held to maturity	$5,419	$430	$-	$5,849

The amortized cost and fair value of investment securities as of December 31, 2014 by contractual maturity are shown below. Expected maturities of mortgage-backed securities, CMO and ABS may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In thousands)

Due within one year	$830	$831	$592	$630
Due after one year through five years	6,143	6,393	1,912	2,131

Due after five years through ten years	21,725	22,628	1,502	1,676

Due after ten years	58,747	61,998	931	1,028
	87,445	91,850	4,937	5,465

CMO	31,367	31,811	-	-
ABS	5,393	7,066	-	-
SBA certificates	1,699	1,709	-	-
Mortgage-backed securities	50,198	50,842	413	447

	$176,102	$183,278	$5,350	$5,912

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at December 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number	Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
		(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency CMO	5	7,949	24
Municipal obligations	3	1,832	4

Total less than twelve months	8	9,781	28

Continuous loss position more than twelve months:
Agency bonds and notes	3	6,428	72
Agency mortgage-backed	3	3,524	46
Agency CMO	3	8,804	182
Municipal obligations	4	2,257	34

Total more than twelve months	13	21,013	334

Total securities available for sale	21	$30,794	$362

At December 31, 2014, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at December 31, 2014, which consisted of U.S. government agency notes, mortgage-backed securities and CMOs, and municipal bonds, had depreciated approximately 1.17% from their amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 1.62% and a weighted-average coupon rate of 2.89% at December 31, 2014. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At December 31, 2014, the Company held twenty privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $2.8 million and fair value of $4.2 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

At December 31, 2014, there were no privately-issued CMOs or ABS in loss positions. Based on the independent third party analysis of the expected cash flows, management has determined that no other-than-temporary impairment is required to be recognized on the privately-issued CMO and ABS portfolios. While the Company did not recognize a credit-related impairment loss at December 31, 2014, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

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

During the three-month period ended December 31, 2013, the Company realized gross gains on sales of available for sale U.S. government agency notes of $1,000. The Company did not realize any gains or losses on sales of available for sale securities during the three-month period ended December 31, 2014.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at December 31, 2014 and September 30, 2014, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at December 31, 2014 and September 30, 2014 consisted of the following:

	December 31,	September 30,
	2014	2014
	(In thousands)
Real estate mortgage:
1-4 family residential	$183,222	$182,743
Commercial	161,324	153,896
Multifamily residential	23,782	21,286
Residential construction	12,360	14,528
Commercial construction	7,172	8,354
Land and land development	11,232	11,290
Commercial business loans	29,413	28,448
Consumer:
Home equity loans	18,238	17,903
Auto loans	5,296	5,619
Other consumer loans	2,200	2,320
Gross loans	454,239	446,387
Undisbursed portion of construction loans	(6,557)	(6,271)
Principal loan balance	447,682	440,116

Deferred loan origination fees and costs, net	(26)	10
Allowance for loan losses	(6,450)	(6,250)

Loans, net	$441,206	$433,876

During the three-month period ended December 31, 2014, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of December 31, 2014:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$183,222	$161,324	$23,782	$12,975	$11,232	$29,413	$25,734	$447,682

Accrued interest receivable	537	425	56	24	31	111	62	1,246

Net deferred loan origination fees and costs	317	(277)	(29)	(43)	5	(6)	7	(26)

Recorded investment in loans	$184,076	$161,472	$23,809	$12,956	$11,268	$29,518	$25,803	$448,902

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$5,270	$5,653	$-	$-	$-	$194	$341	$11,458

Collectively evaluated for impairment	178,318	155,819	23,809	12,956	11,268	29,324	25,431	436,925

Acquired with deteriorated credit quality	488	-	-	-	-	-	31	519

Ending balance	$184,076	$161,472	$23,809	$12,956	$11,268	$29,518	$25,803	$448,902

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of September 30, 2014:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$182,743	$153,896	$21,286	$16,611	$11,290	$28,448	$25,842	$440,116

Accrued interest receivable	590	384	53	44	31	111	63	1,276

Net deferred loan origination fees and costs	337	(252)	(28)	(54)	4	(9)	12	10

Recorded investment in loans	$183,670	$154,028	$21,311	$16,601	$11,325	$28,550	$25,917	$441,402
Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,866	$5,705	$-	$-	$-	$145	$350	$11,066

Collectively evaluated for impairment	178,298	148,323	21,311	16,601	11,325	28,405	25,535	429,798

Acquired with deteriorated credit quality	506	-	-	-	-	-	32	538

Ending balance	$183,670	$154,028	$21,311	$16,601	$11,325	$28,550	$25,917	$441,402

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of December 31, 2014 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$13	$-	$-	$-	$-	$-	$17	$30

Collectively evaluated for impairment	429	4,217	163	344	299	826	142	6,420

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$442	$4,217	$163	$344	$299	$826	$159	$6,450

An analysis of the allowance for loan losses as of September 30, 2014 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$13	$-	$-	$-	$-	$-	$8	$21

Collectively evaluated for impairment	564	3,808	146	443	302	795	171	6,229

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$577	$3,808	$146	$443	$302	$795	$179	$6,250

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2014 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$577	$3,808	$146	$443	$302	$795	$179	$6,250
Provisions	(147)	409	17	(99)	(3)	31	(1)	207
Charge-offs	(12)	-	-	-	-	-	(32)	(44)
Recoveries	24	-	-	-	-	-	13	37

Ending balance	$442	$4,217	$163	$344	$299	$826	$159	$6,450

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2013 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$780	$2,826	$249	$229	$299	$907	$248	$5,538
Provisions	(46)	35	4	26	68	163	51	301
Charge-offs	(76)	-	-	-	-	-	(30)	(106)
Recoveries	2	219	-	-	-	-	17	238

Ending balance	$660	$3,080	$253	$255	$367	$1,070	$286	$5,971

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of December 31, 2014 and for the three months ended December 31, 2014 and 2013.

	At December 31, 2014			Three Months Ended December 31,

	Recorded Investment	Unpaid Principal Balance	Related Allowance	2014 Average Recorded Investment	2014 Interest Income Recognized	2013 Average Recorded Investment	2013 Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$5,365	$5,840	$-	$5,800	$35	$6,259	$31
Commercial real estate	5,653	5,686	-	5,712	58	6,019	58
Multifamily	-	-	-	-	-	2,240	28
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-
Commercial business	194	179	-	168	-	447	-
Consumer	240	242	-	256	2	323	2

	$11,452	$11,947	$-	$11,936	$95	$15,288	$119

Loans with an allowance recorded:
Residential real estate	$166	$166	$13	$166	$-	$55	$-
Commercial real estate	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	101	101	17	99	-	110	-

	$267	$267	$30	$265	$-	$165	$-

Total:
Residential real estate	$5,531	$6,006	$13	$5,966	$35	$6,314	$31
Commercial real estate	5,653	5,686	-	5,712	58	6,019	58
Multifamily	-	-	-	-	-	2,240	28
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-
Commercial business	194	179	-	168	-	447	-
Consumer	341	343	17	355	2	433	2

	$11,719	$12,214	$30	$12,201	$95	$15,453	$119

During the three-month periods ending December 31, 2014 and 2013, the Company recognized $5,000 and $41,000, respectively, of interest income on impaired commercial real estate loans using the cash receipts method.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2014.

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$4,974	$5,426	$-
Commercial real estate	5,705	5,739	-
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	145	133	-
Consumer	255	258	-

	$11,079	$11,556	$-

Loans with an allowance recorded:
Residential real estate	$167	$166	$13
Commercial real estate	-	-	-
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	-	-	-
Consumer	95	95	8

	$262	$261	$21

Total:
Residential real estate	$5,141	$5,592	$13
Commercial real estate	5,705	5,739	-
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	145	133	-
Consumer	350	353	8

	$11,341	$11,817	$21

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2014:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,607	$409	$3,016
Commercial real estate	327	-	327
Multifamily	-	294	294
Construction	-	-	-
Land and land development	-	-	-
Commercial business	173	-	173
Consumer	210	18	228

Total	$3,317	$721	$4,038

The following table presents the recorded investment in nonperforming loans at September 30, 2014:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,431	$458	$2,889
Commercial real estate	1,034	-	1,034
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	123	-	123
Consumer	216	20	236

Total	$3,804	$478	$4,282

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$3,258	$1,829	$1,976	$7,063	$177,013	$184,076
Commercial real estate	426	24	118	568	160,904	161,472
Multifamily	-	-	294	294	23,515	23,809
Construction	-	-	-	-	12,956	12,956
Land and land development	-	-	-	-	11,268	11,268
Commercial business	166	179	173	518	29,000	29,518
Consumer	177	15	75	267	25,536	25,803

Total	$4,027	$2,047	$2,636	$8,710	$440,192	$448,902

The following table presents the aging of the recorded investment in past due loans at September 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,493	$1,639	$1,823	$7,955	$175,715	$183,670
Commercial real estate	115	54	59	228	153,800	154,028
Multifamily	297	-	-	297	21,014	21,311
Construction	-	-	-	-	16,601	16,601
Land and land development	6	205	-	211	11,114	11,325
Commercial business	259	-	123	382	28,168	28,550
Consumer	39	79	72	190	25,727	25,917

Total	$5,209	$1,977	$2,077	$9,263	$432,139	$441,402

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, public information, historical payment experience, credit documentation, and current economic conditions and trends, among other factors. The Company classifies loans based on credit risk at least quarterly. The Company uses the following regulatory definitions for risk ratings:

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of December 31, 2014, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$173,171	$145,973	$23,809	$12,956	$11,151	$28,926	$25,397	$421,383
Special Mention	4,155	10,568	-	-	5	232	63	15,023
Substandard	6,545	4,931	-	-	112	360	326	12,274
Doubtful	205	-	-	-	-	-	17	222
Loss	-	-	-	-	-	-	-	-

Total	$184,076	$161,472	$23,809	$12,956	$11,268	$29,518	$25,803	$448,902

As of September 30, 2014, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$172,822	$138,854	$21,311	$16,601	$11,206	$28,127	$25,471	$414,392
Special Mention	4,233	10,226	-	-	6	278	89	14,832
Substandard	6,398	4,948	-	-	113	145	350	11,954
Doubtful	217	-	-	-	-	-	7	224
Loss	-	-	-	-	-	-	-	-

Total	$183,670	$154,028	$21,311	$16,601	$11,325	$28,550	$25,917	$441,402

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Troubled Debt Restructurings

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

The following table summarizes the Company’s recorded investment in TDRs at December 31, 2014 and September 30, 2014. There was no specific reserve included in the allowance for loan losses related to TDRs at December 31, 2014 and September 30, 2014.

	Accruing	Nonaccrual	Total
	(In thousands)
December 31, 2014:
Residential real estate	$2,924	$150	$3,074
Commercial real estate	5,326	-	5,326
Commercial business	21	-	21
Consumer	131	-	131

Total	$8,402	$150	$8,552

September 30, 2014:
Residential real estate	$2,710	$214	$2,924
Commercial real estate	4,671	696	5,367
Commercial business	22	-	22
Consumer	134	-	134

Total	$7,537	$910	$8,447

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three-month periods ended December 31, 2014 and 2013:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(Dollars in thousands)
December 31, 2014:
Residential real estate	2	$165	$172

Total	2	$165	$172

December 31, 2013:
Residential real estate	2	$97	$117
Commercial business	1	716	724

Total	3	$813	$841

For the TDRs listed above, the terms of modification included reduction of the stated interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

The Company had not committed to lend any additional amounts as of December 31, 2014 and September 30, 2014 to customers with outstanding loans classified as TDRs at such dates.

There were no principal charge-offs recorded as a result of TDRs during the three-month periods ended December 31, 2014 and 2013. There was no specific allowance for loan losses related to TDRs modified during the three-month periods ended December 31, 2014 and 2013. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three-month period ended December 31, 2014, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure). During the three-month period ended December 31, 2013, the Company had one TDR with a balance of $276,000 that was modified within the previous twelve months and for which there was a payment default. No charge-offs were recognized for TDRs with subsequent payment defaults for the three-month periods ended December 31, 2014 and 2013.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Real Estate Development and Construction

The Company is developing a parcel of land in New Albany, Indiana for retail purposes through the Bank’s subsidiary, FFCC. The total cost of the development is expected to be approximately $7.7 million, including the $7.5 million paid as of December 31, 2014. The development costs were partially funded by a loan from another financial institution. The development is substantially completed, with only certain tenant improvements in a multi-tenant retail building to be completed for current and future lessees, and nine tenants have commenced occupancy as of December 31, 2014. The development plans provide for up to twelve tenants when fully occupied.

Depreciation expense of $49,000 and $47,000 was recognized for real estate development and construction for the three-month periods ended December 31, 2014 and 2013, respectively.

5.	Investment in Historic Tax Credit Entity

On October 15, 2014, the Company entered into an agreement to participate in the rehabilitation of a certified historic structure located in Louisville, Kentucky with a regional commercial developer. As part of the agreement, the Bank committed to invest $4.2 million into a limited liability company organized in the state of Kentucky by the commercial developer, for which it received a 99% equity interest in the entity and will receive an allocation of 99% of the operating profit and losses and any historic tax credits generated by the entity. The tax credits expected to be allocated to the Bank include federal rehabilitation investment credits totaling $4.6 million available under Internal Revenue Code Section 47. The Bank invested $417,000 on October 15, 2014 and has committed to invest an additional $417,000 when the project is 50% completed and the remaining $3.3 million when the project is fully completed and the certificate of occupancy is received. The project is expected to be completed in December 2015.

The Bank’s investment in the historic tax credit entity is accounted for under the equity method of accounting. At December 31, 2014, the Bank’s investment of $4.2 million was included in other assets and its unfunded capital contribution commitment of $3.8 million was included in other liabilities in the accompanying consolidated balance sheet.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share information is presented below for the three-month periods ended December 31, 2014 and 2013.

	Three Months Ended
	December 31,
(Dollars in thousands, except per share data)	2014	2013

Basic:
Earnings:
Net income	$1,200	$1,028
Less: Preferred stock dividends declared	(43)	(43)

Net income available to common shareholders	$1,157	$985

Shares:
Weighted average common shares outstanding	$2,111,962	$2,158,106

Net income per common share, basic	$0.55	$0.46

Diluted:
Earnings:
Net income	$1,200	$1,028
Less: Preferred stock dividends declared	(43)	(43)

Net income available to common shareholders	$1,157	$985

Shares:
Weighted average common shares outstanding	2,111,962	2,158,106
Add: Dilutive effect of outstanding options	97,024	89,362
Add: Dilutive effect of nonvested restricted stock	8,486	13,190
Weighted average shares outstanding, as adjusted	2,217,472	2,260,658

Net income per common share, diluted	$0.52	$0.44

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2014	2013
	(In thousands)
Cash payments for:
Interest	$972	$999
Taxes	-	-

Transfers from loans to foreclosed real estate	-	558

Proceeds from sales of foreclosed real estate
financed through loans	290	410

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2014 and September 30, 2014. The Company had no liabilities measured at fair value as of December 31, 2014 or September 30, 2014.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2014:
Assets Measured - Recurring Basis:
Trading account securities	$-	$4,680	$-	$4,680

Securities available for sale:
Agency bonds and notes	$-	$9,027	$-	$9,027
Agency mortgage-backed	-	50,842	-	50,842
Agency CMO	-	27,982	-	27,982
Privately-issued CMO	-	3,829	-	3,829
Privately-issued ABS	-	7,066	-	7,066
SBA certificates	-	1,709	-	1,709
Municipal	-	82,823	-	82,823
Total securities available for sale	$-	$183,278	$-	$183,278

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$5,518	$5,518
Commercial real estate	-	-	5,653	5,653
Multifamily	-	-	-	-
Commercial business	-	-	194	194
Consumer	-	-	324	324
Total impaired loans	$-	$-	$11,689	$11,689

Other real estate owned, held for sale:
Residential real estate	$-	$-	$144	$144
Commercial real estate	-	-	347	347
Land and land development	-	-	58	58
Total other real estate owned	$-	$-	$549	$549

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2014:
Assets Measured - Recurring Basis:
Trading account securities	$-	$5,319	$-	$5,319

Securities available for sale:
Agency bonds and notes	$-	$12,091	$-	$12,091
Agency mortgage-backed	-	52,255	-	52,255
Agency CMO	-	29,484	-	29,484
Privately-issued CMO	-	3,920	-	3,920
Privately-issued ABS	-	7,353	-	7,353
SBA certificates	-	1,762		1,762
Municipal	-	77,832	-	77,832
Total securities available for sale	$-	$184,697	$-	$184,697

Interest rate cap contract	$-	$1	$-	$1

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$5,128	$5,128
Commercial real estate	-	-	5,705	5,705
Multifamily	-	-	-	-
Construction	-	-	-	-
Commercial business	-	-	145	145
Consumer	-	-	342	342
Total impaired loans	$-	$-	$11,320	$11,320

Loans held for sale	$-	$281	$-	$281

Other real estate owned, held for sale:
Residential real estate	$-	$-	$518	$518
Commercial real estate	-	-	377	377
Land and land development	-	-	58	58
Total other real estate owned	$-	$-	$953	$953

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There were no changes in the valuation techniques and related inputs used for assets measured at fair value during the three-month period ended December 31, 2014.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At December 31, 2014 and September 30, 2014, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the three-month period ended December 31, 2014, the Company recognized no provisions for loan losses for impaired loans. During the three-month period ended December 31, 2013, the Company recognized provisions for loan losses of $2,000 for impaired loans.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors. The fair value of loans held for sale is classified as Level 2 in the fair value hierarchy.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At December 31, 2014, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value ranging from 15.0% to 56.5% with a weighted average of 19.3%. At September 30, 2014, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value ranging from 13.3% to 50.0% with a weighted average of 18.7%. The Company recognized charges of $30,000 and $37,000 to write down other real estate owned to fair value for the three months ended December 31, 2014 and 2013, respectively.

Transfers Between Categories. There were no transfers into or out of Level 3 financial assets for the three-month periods ended December 31, 2014 and 2013. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three-month periods ended December 31, 2014 and 2013.

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

	Carrying	Fair Value Measurements Using:
December 31, 2014:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$7,844	$7,844	$-	$-
Interest-bearing deposits with banks	13,128	13,128	-	-
Interest-bearing time deposits	2,235	-	2,224	-
Trading account securities	4,680	-	4,680	-
Securities available for sale	183,278	-	183,278	-
Securities held to maturity	5,350	-	5,912	-

Loans, net	441,206	-	-	441,355

Loans held for sale	-	-	-	-
FRB and FHLB stock	7,462	-	7,462	-
Accrued interest receivable	2,706	-	2,706	-
Interest rate cap (included in other assets)	-	-	-	-
Investment in historic tax credit entity (included in other assets)	4,169	-	4,169	-

Financial liabilities:
Deposits	515,747	-	-	517,846
Short-term repurchase agreements	1,339	-	1,339	-
Borrowings from FHLB	101,863	-	101,783	-
Other long-term debt	4,769	-	4,769	-
Accrued interest payable	174	-	174	-
Advance payments by borrowers for taxes and insurance	599	-	599	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
September 30, 2014:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$8,853	$8,853	$-	$-
Interest-bearing deposits with banks	11,477	11,477	-	-
Interest-bearing time deposits	1,500	-	1,496	-
Trading account securities	5,319	-	5,319	-
Securities available for sale	184,697	-	184,697	-
Securities held to maturity	5,419	-	5,849	-

Loans, net	433,876	-	-	434,023

Loans held for sale	281	-	281	-
FHLB stock	6,517	-	6,517	-
Accrued interest receivable	2,511	-	2,511	-
Interest rate cap (included in other assets)	1	-	1	-

Financial liabilities:
Deposits	533,194	-	-	535,364
Short-term repurchase agreements	1,338	-	1,338	-
Borrowings from FHLB	79,548	-	79,455	-
Other long-term debt	4,812	-	4,812	-
Accrued interest payable	175	-	175	-
Advance payments by borrowers for taxes and insurance	748	-	748	-

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

Investment Securities and Interest-Bearing Time Deposits

For debt securities and interest-bearing time deposits, the Company obtains fair value measurements from an independent pricing service and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. For FRB and FHLB stock, which are restricted equity securities, the carrying amount is a reasonable estimate of fair value because they are not marketable.

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three-month periods ended December 31, 2014 and 2013 amounted to $487,000 and $428,000, respectively. Company common stock held by the ESOP trust at December 31, 2014 and September 30, 2014 was as follows:

	December 31,	September 30,
	2014	2014

Allocated shares	153,781	132,339
Unearned shares	32,264	53,706
Total ESOP shares	186,045	186,045

Fair value of unearned shares	$847,000	$1,341,000

10.	Stock Based Compensation Plans

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were later granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The restricted stock vests ratably over a five-year period from the grant date. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the three-month periods ended December 31, 2014 and 2013 amounted to $69,000 and $65,000, respectively. A summary of the Company’s nonvested restricted shares activity under the Plan as of December 31, 2014 and changes during the three-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2014	19,610	$13.25
Granted	-	-
Vested	(717)	$13.25
Forfeited	-	-

Nonvested at December 31, 2014	18,893	$13.25

There were 717 restricted shares vested during the three-month period ended December 31, 2014, upon the retirement of a director. The total fair value of restricted shares that vested during the three-month period ended December 31, 2014 was $18,000. There were no restricted shares granted or vested during the three-month period ended December 31, 2013. At December 31, 2014, there was $94,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 0.38 years.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of stock option activity under the Plan as of December 31, 2014, and changes during the three-month period then ended is presented below.

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value
	(Dollars in thousands, except per share data)

Outstanding at October 1, 2014	234,232	$13.25	5.6	$2,743
Granted	-	-
Exercised	(20,972)	$13.25	$250
Forfeited or expired	-	-

Outstanding at December 31, 2014	213,260	$13.25	5.4	$2,772

Exercisable at December 31, 2014	166,009	$13.25	5.4	$2,158

There were no stock options granted or exercised during the three-month period ended December 31, 2013. The Company recognized compensation expense related to stock options of $40,000 and $38,000 for the three-month periods ended December 31, 2014 and 2013, respectively. At December 31, 2014, there was $55,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period of 0.38 years.

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

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to nine 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the fourteenth dividend period ended December 31, 2014 was 1.0% and the weighted average dividend rate for the three-month period ended December 31, 2014 was 1.0%. The dividend rate for the fifteenth dividend period through the eighteenth dividend period will be 1.0%.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2014 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three-month period ended December 31, 2014, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2014.

Comparison of Financial Condition at December 31, 2014 and September 30, 2014

Cash and Cash Equivalents. Cash and cash equivalents increased $642,000, from $20.3 million at September 30, 2014 to $21.0 million at December 31, 2014.

Loans. Net loans receivable increased $7.3 million, from $433.9 million at September 30, 2014 to $441.2 million at December 31, 2014, primarily due to increases in commercial real estate loans and multi-family loans of $7.4 million and $2.5 million, respectively, which more than offset decreases in residential and commercial construction loans of $2.2 million and $1.2 million, respectively. The decreases in residential and commercial construction loans are primarily due to loan payoffs that have not been replaced by new originations, as the Company’s primary lending focus continues to be the origination of commercial loans.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Trading Account Securities. Trading account securities decreased by $639,000, from $5.3 million at September 30, 2014 to $4.7 million at December 31, 2014, due primarily to sales. Trading account securities are comprised of investment grade municipal bonds and the portfolio is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission.

Securities Available for Sale. Securities available for sale decreased $1.4 million, from $184.7 million at September 30, 2014 to $183.3 million at December 31, 2014, due primarily to maturities of $4.6 million and principal repayments of $3.3 million, partially offset by purchases of $5.7 million. The decrease in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities, including mortgage-backed securities and CMOs, and municipal bonds was primarily due to large principal repayments.

Securities Held to Maturity. Investment securities held-to-maturity totaled $5.4 million at September 30, 2014 and December 31, 2014. There were no purchases of securities held to maturity, and partial calls and principal repayments on mortgage-backed securities totaled $69,000 during the three-months period ended December 31, 2014.

Deposits. Total deposits decreased $17.5 million, from $533.2 million at September 30, 2014 to $515.7 million at December 31, 2014, primarily due to decreases in certificates of deposit, interest-bearing demand deposit accounts, non-interest bearing demand deposits and savings accounts of $8.6 million, $7.6 million, $1.6 million and $1.0 million, respectively, which more than offset an increase in money market accounts of $1.4 million during the period. The decrease in certificates of deposit is due to a decrease of $2.0 million in brokered certificates of deposits and decreases in various maturity classes of retail certificates of deposit. The decrease in retail certificates of deposits is primarily attributed to maturities that customers are investing in more liquid accounts given the low interest rate environment. Management continues to utilize brokered certificates of deposit in order to take advantage of historically low interest rates, provide short-term liquidity, replace attrition of retail certificates of deposit, and provide funding for loan originations and purchases of available for sale securities. Brokered certificates of deposit totaled $55.8 million at December 31, 2014 and $57.8 million at September 30, 2014.

Borrowings. Borrowings from the FHLB increased $22.3 million, from $79.6 million at September 30, 2014 to $101.9 million at December 31, 2014. Borrowings from the FHLB have increased in order to provide funding for loan originations and to replace the decrease in deposits discussed above.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Stockholders’ Equity. Stockholders’ equity increased $2.4 million, from $87.1 million at September 30, 2014 to $89.5 million at December 31, 2014. Retained earnings increased $948,000 due to net income available to common shareholders of $1.2 million, partially offset by common stock cash dividends of $209,000. Other comprehensive income increased $642,000 as a result of an increase in net unrealized gains on securities available for sale, which is due to changes in the yield curve and long-term rate forecasts. Book value (common shareholders’ equity) per common share was $33.08 at December 31, 2014 as compared to $32.21 at September 30, 2014. Tangible book value (common shareholders’ equity) per common share was $28.71 at December 31, 2014 as compared to $27.76 at September 30, 2014.

Results of Operations for the Three Months Ended December 31, 2014 and 2013

Overview. The Company reported net income and net income available to common shareholders of $1.2 million, or $0.52 per diluted share, for the three-month period ended December 31, 2014 compared to net income of $1.0 million and net income available to common shareholders of $985,000, or $0.44 per diluted share, for the three-month period ended December 31, 2013. The annualized return on average assets, average equity and average common stockholders’ equity were 0.67%, 5.41% and 6.71%, respectively, for the three-month period ended December 31, 2014.

Net Interest Income. Net interest income increased $266,000, or 4.6%, for the three-month period ended December 31, 2014 compared to the same period in 2013. Average interest-earnings assets increased $40.9 million and average interest-bearing liabilities increased $32.1 million when comparing the two periods. The tax-equivalent interest rate spread was 3.79% for 2014 as compared to 3.86% for 2013.

Total interest income increased $275,000, or 4.1%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $40.9 million, from $613.0 million for 2013 to $653.9 million for 2014, which more than offset the change in interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 4.55% for 2013 to 4.45% for 2014. The average balance of loans, total investment securities and interest-bearing deposits with banks increased $25.1 million, $11.5 million and $3.3 million, respectively, when comparing the two periods.

Total interest expense increased $9,000, or 1.0%, due primarily to an increase in the average balance of interest-bearing liabilities of $32.1 million from $533.8 million for 2013 to $565.9 million for 2014, which more than offset a decrease in the average cost of interest-bearing liabilities from 0.69% for 2013 to 0.66% for 2014. The average cost of interest-bearing liabilities decreased for 2014 primarily as a result of lower market interest rates as compared to 2013 and the repricing of certificates of deposit and borrowings at lower market interest rates as they matured. The average balance of borrowings decreased $448,000 and the average balance of total interest-bearing deposits increased $32.6 million when comparing the two periods.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended December 31, 2014 and 2013. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Three Months Ended December 31,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$14,881	$13	0.35%	$11,547	$9	0.31%
Loans	444,284	5,392	4.85	419,217	5,247	5.01
Investment securities	136,554	1,536	4.50	131,310	1,446	4.40
Agency mortgage-backed securities	51,562	270	2.09	45,347	220	1.94
FRB and FHLB stock	6,595	63	3.82	5,584	50	3.58
Total interest-earning assets	653,876	7,274	4.45	613,005	6,972	4.55

Non-interest-earning assets	64,884			57,739
Total assets	$718,760			$670,744

Liabilities and equity:
NOW accounts	$115,511	$61	0.21%	$116,686	$64	0.22%
Money market deposit accounts	80,520	63	0.31	71,884	60	0.33
Savings accounts	70,191	11	0.06	68,089	11	0.06
Time deposits	200,914	507	1.01	177,913	477	1.07
Total interest-bearing deposits	467,136	642	0.55	434,572	612	0.56

Borrowings (1)	98,791	289	1.17	99,239	310	1.25
Total interest-bearing liabilities	565,927	931	0.66	533,811	922	0.69

Non-interest-bearing deposits	56,798			48,723
Other non-interest-bearing liabilities	7,354			5,133
Total liabilities	630,079			587,667

Total equity	88,681			83,077
Total liabilities and equity	$718,760			$670,744
Net interest income		$6,343			$6,050
Interest rate spread			3.79%			3.86%
Net interest margin			3.88%			3.95%
Average interest-earning assets to average interest-bearing liabilities			115.54%			114.84%

(1)	Includes FHLB borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the three-month periods ended December 31, 2014 and 2013. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$1	$3	$4
Loans	(166)	311	145
Investment securities	33	57	90
Agency mortgage-backed securities	18	32	50
Other interest-earning assets	3	10	13
Total interest-earning assets	(111)	413	302

Interest expense:
Deposits	(9)	39	30
Borrowings (1)	(20)	(2)	(21)
Total interest-bearing liabilities	(29)	37	9
Net increase (decrease) in net interest income	$(82)	$376	$293

(1)	Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses was $207,000 for the three-month period ended December 31, 2014 compared to $301,000 for the same period in 2013. The decrease in the provision for loans losses for 2014 as compared to the prior period was due primarily to decreases in loan growth and nonperforming loans when comparing the two periods.

The Company recognized net charge-offs of $7,000 for the three-month period ended December 31, 2014 compared to net recoveries of $132,000 for the same period in 2013.

The recorded investment in nonperforming loans was $4.0 million at December 31, 2014 compared to $4.3 million at September 30, 2014 and $5.3 million at December 31, 2013. Nonperforming loans at December 31, 2014 include nonaccrual loans of $3.3 million and loans totaling $721,000 that are over 90 days past due, but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery. The decrease in nonperforming loans from September 30, 2014 to December 31, 2014 is due primarily to a single commercial real estate loan with an outstanding balance of $696,000 that was reclassified from nonaccrual to accruing status as of December 31, 2014. At December 31, 2014, this loan was current and performing according to the restructured terms.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Gross loans receivable increased $25.4 million from $428.8 million at December 31, 2013 to $454.2 million at December 31, 2014, primarily due to an increase in commercial real estate loans of $33.0 million, which more than offset a decrease in commercial business loans and multi-family loans of $4.6 million and $4.1 million, respectively. The increase in commercial real estate loans when comparing the two periods is due primarily to an increase in loans originated to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties located outside of the Company’s primary market area and that are leased to investment grade national-brand retailers. At December 31, 2014, $42.3 million, or 26.2% of our commercial real estate loan portfolio and 9.3% of our total loan portfolio, consisted of these loans.

The allowance for loan losses was $6.5 million at December 31, 2014 compared to $6.3 million at September 30, 2014 and $6.0 million at December 31, 2013. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income. Noninterest income increased $7,000 for the three-month period ended December 31, 2014 as compared to the same period in 2013. The increase was due primarily to increases in service charges on deposit accounts and increase in cash surrender value of life insurance of $53,000 and $31,000, respectively, offset by a decrease in net gain on trading account securities of $86,000.

Noninterest Expense. Noninterest expenses increased $210,000 for the three-month period ended December 31, 2014 as compared to the same period in 2013. The increase was due primarily to increases in other operating expenses and data processing of $114,000 and $71,000, respectively, which more than offset a decrease in net loss on other real estate owned of $65,000. The increase in other operating expenses is due primarily to provisions for insurance claims of $85,000 recorded during the quarter ended December 31, 2014 for the Captive, and $30,000 of fees related to the Bank’s conversion to an Indiana-chartered commercial bank effective December 19, 2014. The increase in data processing expense is due primarily to contract termination costs of $68,000 incurred during the quarter ended December 31, 2014.

Income Tax Expense. The Company recognized income tax expense of $408,000 for the three months ended December 31, 2014, for an effective tax rate of 25.4%, compared to income tax expense of $423,000, for an effective tax rate of 29.2%, for the same period in 2013. The decrease in the effective tax rate is due primarily to an increase in tax-exempt income and the formation of the Captive.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2014, the Bank had cash and cash equivalents of $21.0 million, trading account securities with a fair value of $4.7 million and securities available-for-sale with a fair value of $183.3 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Bank must also file prior notice with the Federal Reserve Board before the Bank may declare and pay dividends to the Company. During the three months ended December 31, 2014 the Bank declared and paid dividends to the Company totaling $7.5 million. At December 31, 2014, the Company had liquid assets of $14.6 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of December 31, 2014, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to adjusted total assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 8.26%, 12.09% and 13.33%, respectively. The regulatory requirements at that date were 5.0%, 6.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At December 31, 2014, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company's financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

For the three-months ended December 31, 2014, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling at September 30, 2014, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario. Given the timing of the release of this information, the information as of December 31, 2014 is unavailable for inclusion in this report. Management believes that there have been no material changes in the market risk of the Company’s asset and liability positions since September 30, 2014.

	At September, 2014
Immediate Change	One Year Horizon
in the Level	Dollar	Percent
of Interest Rates	Change	Change
	(Dollars in thousands)
300bp	$(1,754)	(7.04)%
200bp	(1,132)	(4.54)
100bp	(552)	(2.22)
Static	-	-
(100)bp	(239)	(0.96)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling at September 30, 2014, which assumes an immediate and sustained parallel shift in market interest rates, project that Company’s EVE could change as follows, relative to our base case scenario. Given the timing of the release of this information, the information as of December 31, 2014 is unavailable for inclusion in this report. Management believes that there have been no material changes in the market risk of the Company’s asset and liability positions since September 30, 2014.

	At September 30, 2014
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$106,910	$(14,317)	(11.81)%	16.91%	(28	)bp
200bp	114,585	(6,642)	(5.48)	17.44	25	bp
100bp	122,696	1,469	1.21	17.92	73	bp
Static	121,227	-	-	17.19	-	bp
(100)bp	111,206	(10,021)	(8.27)	15.52	(167	)bp

The previous table indicates that at September 30, 2014, the Company would expect a decrease in its EVE in the event of a sudden and sustained 200 to 300 basis point increase and/or 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at September 30, 2014 comprised approximately 48.5% of the loan portfolio. The percentage of fixed-rate loans in the Company’s loan portfolio was 47.2% at December 31, 2014.

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

During the quarter ended December 31, 2014, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended December 31, 2014:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2014 through
October 31, 2014	-	$-	-	87,864

November 1, 2014 through
November 30, 2014	-	$-	-	87,864

December 1, 2014 through
December 31, 2014	4,791	$24.81	4,791	83,073

Total	4,791	$24.81	4,791	83,073

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

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10- Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated February 17, 2015	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated February 17, 2015	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-57-