Form 10-Q
period 2015-03-31
First Savings Financial Group Inc
filed 2015-05-15
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to__________________

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

The number of shares outstanding of the registrant’s common stock as of March 31, 2015 was 2,187,993.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
(In thousands, except share and per share data)	2015	2014

ASSETS
Cash and due from banks	$9,875	$8,853
Interest-bearing deposits with banks	10,322	11,477
Total cash and cash equivalents	20,197	20,330

Interest-bearing time deposits	2,235	1,500
Trading account securities, at fair value	5,229	5,319
Securities available for sale, at fair value	183,375	184,697
Securities held to maturity	5,012	5,419

Loans held for sale	320	281
Loans, net	445,024	433,876

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	7,462	6,517
Real estate development and construction	7,105	7,202
Premises and equipment	14,027	14,275
Other real estate owned, held for sale	552	953
Accrued interest receivable:
Loans	1,227	1,276
Securities	1,283	1,235
Cash surrender value of life insurance	18,266	18,021
Goodwill	7,936	7,936
Core deposit intangibles	1,553	1,725
Other assets	6,044	2,567

Total Assets	$726,847	$713,129

LIABILITIES
Deposits:
Noninterest-bearing	$62,553	$56,092
Interest-bearing	474,384	477,102
Total deposits	536,937	533,194

Repurchase agreements	1,340	1,338
Borrowings from Federal Home Loan Bank	81,554	79,548
Other long-term debt	4,724	4,812
Accrued interest payable	179	175
Advance payments by borrowers for taxes and insurance	747	748
Accrued expenses and other liabilities	9,667	6,234
Total Liabilities	635,148	626,049

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued and outstanding 17,120 shares; aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares; outstanding 2,187,993 shares (2,171,812 shares at September 30, 2014)	25	25
Additional paid-in capital - preferred	17,120	17,120
Additional paid-in capital - common	26,495	26,079
Retained earnings - substantially restricted	49,345	47,175
Accumulated other comprehensive income	5,251	3,853
Unearned ESOP shares	(281)	(537)
Unearned stock compensation	(31)	(162)
Less treasury stock, at cost - 354,049 shares (370,230 shares at September 30, 2014)	(6,225)	(6,473)
Total Stockholders' Equity	91,699	87,080

Total Liabilities and Stockholders' Equity	$726,847	$713,129

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except share and per share data)	2015	2014	2015	2014

INTEREST INCOME
Loans, including fees	$5,350	$5,257	$10,720	$10,482
Securities:
Taxable	992	1,223	2,084	2,253
Tax-exempt	489	424	960	844
Dividend income	83	78	146	128
Interest-bearing deposits with banks	10	8	23	17
Total interest income	6,924	6,990	13,933	13,724

INTEREST EXPENSE
Deposits	598	598	1,240	1,210
Repurchase agreements	1	1	2	2
Borrowings from Federal Home Loan Bank	308	241	548	493
Loans payable	45	48	93	105
Total interest expense	952	888	1,883	1,810

Net interest income	5,972	6,102	12,050	11,914
Provision for loan losses	212	303	419	604

Net interest income after provision for loan losses	5,760	5,799	11,631	11,310

NONINTEREST INCOME
Service charges on deposit accounts	305	279	676	597
Net gain on sales of available for sale securities	-	-	-	1
Net gain on trading account securities	89	205	160	362
Unrealized loss on derivative contract	(1)	(3)	(1)	(5)
Net gain on sales of loans	49	42	134	119
Increase in cash surrender value of life insurance	117	134	245	231
Commission income	107	73	168	140
Real estate lease income	150	119	301	261
Other income	262	533	506	780
Total noninterest income	1,078	1,382	2,189	2,486

NONINTEREST EXPENSE
Compensation and benefits	2,637	2,730	5,638	5,709
Occupancy and equipment	652	642	1,256	1,275
Data processing	348	294	729	604
Advertising	147	73	253	140
Professional fees	201	387	515	632
FDIC insurance premiums	115	102	224	222
Net loss on other real estate owned	16	38	21	108
Other operating expenses	760	755	1,614	1,495
Total noninterest expense	4,876	5,021	10,250	10,185
Income before income taxes	1,962	2,160	3,570	3,611
Income tax expense	435	624	843	1,047
Net Income	$1,527	$1,536	$2,727	$2,564

Preferred stock dividends declared	43	43	86	86
Net Income Available to Common Shareholders	$1,484	$1,493	$2,641	$2,478

Net income per common share:
Basic	$0.69	$0.70	$1.24	$1.15
Diluted	$0.66	$0.66	$1.18	$1.10

Weighted average common shares outstanding:
Basic	2,138,931	2,140,414	2,125,369	2,149,426
Diluted	2,245,371	2,248,961	2,231,574	2,254,999

Dividends per common share	$0.12	$0.11	$0.23	$0.21

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2015	2014	2015	2014

Net Income	$1,527	$1,536	$2,727	$2,564

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	1,173	1,634	2,168	1,102
Income tax expense	(417)	(575)	(770)	(380)
Net of tax amount	756	1,059	1,398	722

Less: reclassification adjustment for realized gains included in net income	-	-	-	(1)
Income tax expense	-	-	-	1
Net of tax amount	-	-	-	-

Other Comprehensive Income	756	1,059	1,398	722

Comprehensive Income	$2,283	$2,595	$4,125	$3,286

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Six Months Ended March 31, 2014:
Balances at October 1, 2013	$-	$25	$42,584	$42,870	$1,468	$(1,287)	$(3,407)	$82,253

Net income	-	-	-	2,564	-	-	-	2,564

Other comprehensive loss	-	-	-	-	722	-	-	722

Preferred stock dividends	-	-	-	(86)	-	-	-	(86)

Common stock dividends ($0.21 per share)	-	-	-	(435)	-	-	-	(435)

Stock compensation expense	-	-	76	-	-	130	-	206

Shares released by ESOP trust	-	-	310	-	-	247	-	557

Purchase of 106,074 treasury shares	-	-	-	-	-	-	(2,463)	(2,463)

Balances at March 31, 2014	$-	$25	$42,970	$44,913	$2,190	$(910)	$(5,870)	$83,318

Six Months Ended March 31, 2015:
Balances at October 1, 2014	$-	$25	$43,199	$47,175	$3,853	$(699)	$(6,473)	$87,080

Net income	-	-	-	2,727	-	-	-	2,727

Other comprehensive income	-	-	-	-	1,398	-	-	1,398

Preferred stock dividends	-	-	-	(86)	-	-	-	(86)

Common stock dividends ($0.23 per share)	-	-	-	(471)	-	-	-	(471)

Stock compensation expense	-	-	108	-	-	131	-	239

Shares released by ESOP trust	-	-	397	-	-	256	-	653

Stock options exercise - 20,972 shares	-	-	(89)	-	-	-	367	278

Purchase of 4,791 treasury shares	-	-	-	-	-	-	(119)	(119)

Balances at March 31, 2015	$-	$25	$43,615	$49,345	$5,251	$(312)	$(6,225)	$91,699

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,727	$2,564
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	419	604
Depreciation and amortization	721	704
Amortization of premiums and accretion of discounts on securities, net	388	304
(Increase) decrease in trading account securities	90	(1,889)
Loans originated for sale	(4,436)	(3,396)
Proceeds on sales of loans	4,531	3,855
Net gain on sales of loans	(134)	(119)
Net realized and unrealized loss on other real estate owned	12	4
Net gain on sales of available for sale securities	-	(1)
Unrealized loss on derivative contract	1	5
Increase in cash surrender value of life insurance	(245)	(231)
Deferred income taxes	(247)	(193)
ESOP and stock compensation expense	808	727
(Increase) decrease in accrued interest receivable	1	(115)
Increase (decrease) in accrued interest payable	4	(2)
Change in other assets and liabilities, net	(91)	555
Net Cash Provided By Operating Activities	4,549	3,376

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(735)	-
Purchase of securities available for sale	(11,684)	(27,133)
Proceeds from sales of securities available for sale	-	303
Proceeds from maturities of securities available for sale	6,117	2,233
Proceeds from maturities of securities held to maturity	342	384
Principal collected on securities	8,737	6,842
Net increase in loans	(11,652)	(21,112)
Purchase of Federal Reserve Bank stock	(945)	-
Purchase of Federal Home Loan Bank stock	(461)	(175)
Proceeds from redemption of Federal Home Loan Bank stock	461	-
Investment in cash surrender value of life insurance	-	(5,000)
Investment in historic tax credit entity	(417)	-
Proceeds from sale of other real estate owned	495	317
Investment in real estate development and construction	-	(216)
Purchase of premises and equipment	(204)	(316)
Net Cash Used In Investing Activities	(9,946)	(43,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,743	46,164
Net increase in repurchase agreements	2	1
Increase (decrease) in Federal Home Loan Bank line of credit	(7,994)	1,396
Proceeds from Federal Home Loan Bank advances	205,000	177,000
Repayment of Federal Home Loan Bank advances	(195,000)	(182,000)
Repayment of other long-term debt	(88)	(77)
Net decrease in advance payments by borrowers for taxes and insurance	(1)	(53)
Exercise of stock options	278	-
Purchase of treasury stock	(119)	(2,357)
Dividends paid on preferred stock	(86)	(86)
Dividends paid on common stock	(471)	(435)
Net Cash Provided By Financing Activities	5,264	39,553

Net Decrease in Cash and Cash Equivalents	(133)	(944)

Cash and cash equivalents at beginning of year	20,330	20,815

Cash and Cash Equivalents at End of Year	$20,197	$19,871

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

The Bank, which is a wholly-owned Indiana-chartered commercial bank subsidiary of the Company, provides a variety of banking services to individuals and business customers through fifteen locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate residential mortgage, commercial mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities and other securities. The Bank has three wholly-owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio; FFCC, Inc., which is an Indiana corporation that participates in commercial real estate development and leasing; and Southern Indiana Financial Corporation, which is currently inactive.

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2015, the results of operations for the three- and six-month periods ended March 31, 2015 and 2014, and the cash flows for the six-month periods ended March 31, 2015 and 2014. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At March 31, 2015 and September 30, 2014, trading account securities recorded at fair value totaled $5.2 million and $5.3 million, respectively, and were comprised of investment grade municipal bonds. During the six-months ended March 31, 2015, the Company reported net gains on trading account securities of $160,000, including net realized gains on the sale of securities of $159,000, and net unrealized gains on securities still held as of the balance sheet date of $1,000. During the three-months ended March 31, 2015, the Company reported net gains on trading account securities of $89,000, including net realized gains on the sale of securities of $83,000 and net unrealized gains on securities still held as of the balance sheet date of $6,000. During the six-months ended March 31, 2014, the Company reported net gains on trading account securities of $362,000, including net realized gains on the sale of securities of $418,000, partially offset by net unrealized losses on securities still held as of the balance sheet date of $56,000. During the three-months ended March 31, 2014, the Company reported net gains on trading account securities of $205,000, including net realized gains on the sale of securities of $252,000, partially offset by net unrealized losses on securities still held as of the balance sheet date of $47,000.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2015:
Securities available for sale:

Agency bonds and notes	$9,083	$24	$6	$9,101
Agency mortgage-backed	48,508	1,001	13	49,496
Agency CMO	24,717	150	103	24,764
Privately-issued CMO	3,159	553	-	3,712
Privately-issued ABS	5,208	1,572	-	6,780
SBA certificates	1,619	12	-	1,631
Municipal obligations	82,732	5,205	46	87,891

Total securities available for sale	$175,026	$8,517	$168	$183,375

Securities held to maturity:

Agency mortgage-backed	$402	$33	$-	$435
Municipal obligations	4,610	648	-	5,258

Total securities held to maturity	$5,012	$681	$-	$5,693

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2014:
Securities available for sale:

Agency bonds and notes	$12,269	$12	$190	$12,091
Agency mortgage-backed	51,845	518	108	52,255
Agency CMO	29,648	95	259	29,484
Privately-issued CMO	3,302	618	-	3,920
Privately-issued ABS	5,552	1,801	-	7,353
SBA certificates	1,753	9	-	1,762
Municipal obligations	74,148	3,818	134	77,832

Total securities available for sale	$178,517	$6,871	$691	$184,697

Securities held to maturity:

Agency mortgage-backed	$455	$37	$-	$492
Municipal	4,964	393	-	5,357

Total securities held to maturity	$5,419	$430	$-	$5,849

The amortized cost and fair value of investment securities as of March 31, 2015 by contractual maturity are shown below. Expected maturities of mortgage-backed securities, CMO and ABS may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due within one year	$530	$534	$604	$655
Due after one year through five years	5,374	5,652	1,779	2,093
Due after five years through ten years	23,662	25,094	1,386	1,579
Due after ten years	62,249	65,712	841	931
	91,815	96,992	4,610	5,258

CMO	27,876	28,476	-	-
ABS	5,208	6,780	-	-
SBA certificates	1,619	1,631	-	-
Mortgage-backed securities	48,508	49,496	402	435

	$175,026	$183,375	$5,012	$5,693

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at March 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	1	$1,204	$1
Agency CMO	2	436	6
Municipal obligations	5	3,115	42

Total less than twelve months	8	4,755	49

Continuous loss position more than twelve months:
Agency bonds and notes	1	1,995	6
Agency mortgage-backed	2	2,218	12
Agency CMO	3	8,664	97
Municipal obligations	2	1,280	4

Total more than twelve months	8	14,157	119

Total securities available for sale	16	$18,912	$168

At March 31, 2015, the Company did not have any securities held to maturity with an unrealized loss.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The total available for sale debt securities in loss positions at March 31, 2015, which consisted of U.S. government agency notes, mortgage-backed securities and CMOs, and municipal bonds, had depreciated approximately 0.88% from their amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 1.58% and a weighted-average coupon rate of 3.28% at March 31, 2015. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At March 31, 2015, the Company held twenty privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $2.8 million and fair value of $4.1 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

At March 31, 2015, there were no privately-issued CMOs or ABS in loss positions. Based on the independent third party analysis of the expected cash flows, management has determined that no other-than-temporary impairment is required to be recognized on the privately-issued CMO and ABS portfolios. While the Company did not recognize a credit-related impairment loss at March 31, 2015, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

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

During the six-month period ended March 31, 2015, the Company did not realize any gross gains or losses on sales of available for sale securities. During the six-month period ended March 31, 2014, the Company realized gross gains on sales of available for sale U.S. government agency notes of $1,000. The Company did not realize any gains or losses on sales of available for sale securities during the three-month periods ended March 31, 2015 and 2014.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at March 31, 2015 and September 30, 2014, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at March 31, 2015 and September 30, 2014 consisted of the following:

	March 31,	September 30,
	2015	2014
	(In thousands)
Real estate mortgage:
1-4 family residential	$180,155	$182,743
Commercial	163,855	153,896
Multifamily residential	23,097	21,286
Residential construction	17,301	14,528
Commercial construction	7,791	8,354
Land and land development	11,738	11,290
Commercial business loans	30,240	28,448
Consumer:
Home equity loans	17,828	17,903
Auto loans	5,480	5,619
Other consumer loans	2,211	2,320
Gross loans	459,696	446,387
Undisbursed portion of construction loans	(8,110)	(6,271)
Principal loan balance	451,586	440,116

Deferred loan origination fees and costs, net	(48)	10
Allowance for loan losses	(6,514)	(6,250)

Loans, net	$445,024	$433,876

During the six-month period ended March 31, 2015, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of March 31, 2015:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$180,155	$163,855	$23,097	$16,982	$11,738	$30,240	$25,519	$451,586

Accrued interest receivable	552	417	55	29	29	88	57	1,227

Net deferred loan origination fees and costs	306	(279)	(25)	(50)	4	(7)	3	(48)

Recorded investment in loans	$181,013	$163,993	$23,127	$16,961	$11,771	$30,321	$25,579	$452,765

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,535	$5,671	$-	$-	$-	$369	$327	$10,902

Collectively evaluated for impairment	176,004	158,322	23,127	16,961	11,771	29,952	25,221	441,358

Acquired with deteriorated credit quality	474	-	-	-	-	-	31	505

Ending balance	$181,013	$163,993	$23,127	$16,961	$11,771	$30,321	$25,579	$452,765

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of March 31, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$10	$1	$-	$-	$-	$48	$6	$65

Collectively evaluated for impairment	447	4,108	163	455	316	838	122	6,449

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$457	$4,109	$163	$455	$316	$886	$128	$6,514

An analysis of the allowance for loan losses as of September 30, 2014 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$13	$-	$-	$-	$-	$-	$8	$21

Collectively evaluated for impairment	564	3,808	146	443	302	795	171	6,229

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$577	$3,808	$146	$443	$302	$795	$179	$6,250

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$442	$4,217	$163	$344	$299	$826	$159	$6,450
Provisions	145	(108)	-	111	17	59	(12)	212
Charge-offs	(131)	-	-	-	-	-	(41)	(172)
Recoveries	1	-	-	-	-	1	22	24

Ending balance	$457	$4,109	$163	$455	$316	$886	$128	$6,514

An analysis of the changes in the allowance for loan losses for the six months ended March 31, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$577	$3,808	$146	$443	$302	$795	$179	$6,250
Provisions	(2)	301	17	12	14	90	(13)	419
Charge-offs	(143)	-	-	-	-	-	(73)	(216)
Recoveries	25	-	-	-	-	1	35	61

Ending balance	$457	$4,109	$163	$455	$316	$886	$128	$6,514

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of March 31, 2015 and for the three and six months ended March 31, 2015 and 2014.

	At March 31, 2015			Three Months Ended March 31,				Six Months Ended March 31,
				2015	2015	2014	2014	2015	2015	2014	2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,712	$5,319	$-	$5,685	$37	$6,023	$34	$5,729	$72	$6,166	$65
Commercial real estate	5,648	5,687	-	5,689	55	5,822	53	5,702	113	5,934	111
Multifamily	-	-	-	-	-	2,227	28	-	-	2,234	56
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	321	306	-	254	1	446	1	216	1	446	1
Consumer	226	231	-	238	1	298	1	248	3	310	3
	$10,907	$11,543	$-	$11,866	$94	$14,816	$117	$11,895	$189	$15,090	$236

Loans with an allowance recorded:
Residential real estate	$75	$73	$10	$142	$-	$55	$-	$152	$-	$55	$-
Commercial real estate	23	22	1	6	-	-	-	3	-	-	-
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	48	48	48	12	-	-	-	7	-	-	-
Consumer	101	101	6	85	-	97	-	91	-	96	-
	$247	$244	$65	$245	$-	$152	$-	$253	$-	$151	$-

Total:
Residential real estate	$4,787	$5,392	$10	$5,827	$37	$6,078	$34	$5,881	$72	$6,221	$65
Commercial real estate	5,671	5,709	1	5,695	55	5,822	53	5,705	113	5,934	111
Multifamily	-	-	-	-	-	2,227	28	-	-	2,234	56
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	369	354	48	266	1	446	1	223	1	446	1
Consumer	327	332	6	323	1	395	1	339	3	406	3
	$11,154	$11,787	$65	$12,111	$94	$14,968	$117	$12,148	$189	$15,241	$236

The Company recognized $5,000 and $41,000 of interest income on an impaired commercial real estate loan using the cash receipts method during the six-month periods ended March 31, 2015 and 2014, respectively. The Company did not recognize any interest income using the cash receipts method during the three-month periods ended March 31, 2015 and 2014.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2015:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,893	$625	$2,518
Commercial real estate	397	-	397
Multifamily	-	294	294
Construction	-	-	-
Land and land development	-	-	-
Commercial business	350	106	456
Consumer	199	24	223

Total	$2,839	$1,049	$3,888

The following table presents the recorded investment in nonperforming loans at September 30, 2014:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,431	$458	$2,889
Commercial real estate	1,034	-	1,034
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	123	-	123
Consumer	216	20	236

Total	$3,804	$478	$4,282

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at March 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$3,951	$197	$1,770	$5,918	$175,095	$181,013
Commercial real estate	1,529	125	196	1,850	162,143	163,993
Multifamily	-	-	294	294	22,833	23,127
Construction	-	-	-	-	16,961	16,961
Land and land development	5	-	-	5	11,766	11,771
Commercial business	11	31	456	498	29,823	30,321
Consumer	116	24	61	201	25,378	25,579

Total	$5,612	$377	$2,777	$8,766	$443,999	$452,765

The following table presents the aging of the recorded investment in past due loans at September 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,493	$1,639	$1,823	$7,955	$175,715	$183,670
Commercial real estate	115	54	59	228	153,800	154,028
Multifamily	297	-	-	297	21,014	21,311
Construction	-	-	-	-	16,601	16,601
Land and land development	6	205	-	211	11,114	11,325
Commercial business	259	-	123	382	28,168	28,550
Consumer	39	79	72	190	25,727	25,917

Total	$5,209	$1,977	$2,077	$9,263	$432,139	$441,402

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

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of March 31, 2015, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$170,437	$145,326	$23,127	$16,961	$11,670	$29,738	$25,152	$422,411
Special Mention	4,436	13,733	-	-	5	211	77	18,462
Substandard	5,942	4,934	-	-	96	372	344	11,688
Doubtful	198	-	-	-	-	-	6	204
Loss	-	-	-	-	-	-	-	-

Total	$181,013	$163,993	$23,127	$16,961	$11,771	$30,321	$25,579	$452,765

As of September 30, 2014, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$172,822	$138,854	$21,311	$16,601	$11,206	$28,127	$25,471	$414,392
Special Mention	4,233	10,226	-	-	6	278	89	14,832
Substandard	6,398	4,948	-	-	113	145	350	11,954
Doubtful	217	-	-	-	-	-	7	224
Loss	-	-	-	-	-	-	-	-

Total	$183,670	$154,028	$21,311	$16,601	$11,325	$28,550	$25,917	$441,402

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

The following table summarizes the Company’s recorded investment in TDRs at March 31, 2015 and September 30, 2014. There was no specific reserve included in the allowance for loan losses related to TDRs at March 31, 2015 and September 30, 2014.

	Accruing	Nonaccrual	Total
	(In thousands)
March 31, 2015:
Residential real estate	$2,894	$147	$3,041
Commercial real estate	5,274	-	5,274
Commercial business	19	-	19
Consumer	128	-	128

Total	$8,315	$147	$8,462

September 30, 2014:
Residential real estate	$2,710	$214	$2,924
Commercial real estate	4,671	696	5,367
Commercial business	22	-	22
Consumer	134	-	134

Total	$7,537	$910	$8,447

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three- and six-month periods ended March 31, 2015 and 2014:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(In thousands)
March 31, 2015:
Six Months Ended March 31, 2015:
Residential real estate	2	$165	$172

Total	2	$165	$172

March 31, 2014:
Three Months Ended March 31, 2014:
Residential real estate	1	$42	$42

Total	1	$42	$42

Six Months Ended March 31, 2014:
Residential real estate	3	$139	$159
Commercial real estate	1	716	724

Total	4	$855	$883

There were no loans modified in a TDR during the three months ended March 31, 2015.

For the TDRs listed above, the terms of modification included reduction of the stated interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

The Company had not committed to lend any additional amounts as of March 31, 2015 and September 30, 2014 to customers with outstanding loans classified as TDRs at such dates.

There were no principal charge-offs recorded as a result of TDRs during the six-month periods ended March 31, 2015 and 2014. There was no specific allowance for loan losses related to TDRs modified during the six-month periods ended March 31, 2015 and 2014. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the six-month period ended March 31, 2015, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure). During the six-month period ended March 31, 2014, the Company had two TDRs totaling $489,000 that was modified within the previous twelve months and for which there were a payment default. No charge-offs were recognized for TDRs with subsequent payment defaults for the six-month periods ended March 31, 2015 and 2014.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Real Estate Development and Construction

The Company is developing a parcel of land in New Albany, Indiana for retail purposes through the Bank’s subsidiary, FFCC. The total cost of the development is expected to be approximately $7.7 million, including the $7.5 million paid as of March 31, 2015. The development costs were partially funded by a loan from another financial institution. The development is substantially completed, with only certain tenant improvements in a multi-tenant retail building to be completed for current and future lessees, and nine tenants have commenced occupancy as of March 31, 2015. The development plans provide for up to twelve tenants when fully occupied.

Depreciation expense of $49,000 and $98,000 was recognized for real estate development and construction for the three- and six-month periods ended March 31, 2015, respectively. Depreciation expense of $47,000 and $94,000 was recognized for real estate development and construction for the three- and six-month periods ended March 31, 2014, respectively.

As a result of the Bank’s conversion to an Indiana-chartered commercial bank and entry in the Federal Reserve System on December 19, 2014, the Company is required under federal regulations to divest of its commercial real estate development by December 19, 2016 but may apply to the Federal Reserve System for extension of the conformance period for up to three additional years, in three one-year increments. The Company is required under Indiana statute to divest of its commercial real estate development within a ten-year period, or prior to December 19, 2024. In connection with its charter conversion, the Bank has committed under a plan of divestiture filed with the Indiana Department of Financial Institutions to divest of the commercial real estate development prior to December 31, 2017, which may require approval from the Federal Reserve System for extension of the federal conformance period beyond December 19, 2016.

5.	Investment in Historic Tax Credit Entity

On October 15, 2014, the Company entered into an agreement to participate in the rehabilitation of a certified historic structure located in Louisville, Kentucky with a regional commercial developer. As part of the agreement, the Bank committed to invest $4.2 million into a limited liability company organized in the state of Kentucky by the commercial developer, for which it received a 99% equity interest in the entity and will receive an allocation of 99% of the operating profit and losses and any historic tax credits generated by the entity. The tax credits expected to be allocated to the Bank include federal rehabilitation investment credits totaling $4.6 million available under Internal Revenue Code Section 47. The Bank invested $417,000 on October 15, 2014 and has committed to invest an additional $417,000 when the project is 50% completed and the remaining $3.3 million when the project is fully completed and the certificate of occupancy is received. The project is expected to be fully completed in December 2015.

The Bank’s investment in the historic tax credit entity is accounted for under the equity method of accounting. At March 31, 2015, the Bank’s investment of $4.2 million was included in other assets and its unfunded capital contribution commitment of $3.8 million was included in other liabilities in the accompanying consolidated balance sheet.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share information is presented below for the three- and six-month periods ended March 31, 2015 and 2014.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)

Basic:
Earnings:
Net income	$1,527	$1,536	$2,727	$2,564
Less: Preferred stock dividends declared	(43)	(43)	(86)	(86)

Net income available to common shareholders	$1,484	$1,493	$2,641	$2,478

Shares:
Weighted average common shares outstanding	2,138,931	2,140,414	2,125,369	2,149,426

Net income per common share, basic	$0.69	$0.70	$1.24	$1.15

Diluted:
Earnings:
Net income	$1,527	$1,536	$2,727	$2,564
Less: Preferred stock dividends declared	(43)	(43)	(86)	(86)

Net income available to common shareholders	$1,484	$1,493	$2,641	$2,478

Shares:
Weighted average common shares outstanding	2,138,931	2,140,414	2,125,369	2,149,426
Add: Dilutive effect of outstanding options	96,436	93,337	96,967	91,359
Add: Dilutive effect of restricted stock	10,004	15,210	9,238	14,214
Weighted average common shares outstanding as adjusted	2,245,371	2,248,961	2,231,574	2,254,999

Net income per common share, diluted	$0.66	$0.66	$1.18	$1.10

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2015	2014
	(In thousands)
Cash payments for:
Interest	$1,953	$1,945
Taxes	864	620

Transfers from loans to foreclosed real estate	398	776

Proceeds from sales of foreclosed real estate financed through loans	290	496

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2015 and September 30, 2014. The Company had no liabilities measured at fair value as of March 31, 2015 or September 30, 2014.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2015:
Assets Measured - Recurring Basis:
Trading account securities	$-	$5,229	$-	$5,229

Securities available for sale:
Agency bonds and notes	$-	$9,101	$-	$9,101
Agency mortgage-backed	-	49,496	-	49,496
Agency CMO	-	24,764	-	24,764
Privately-issued CMO	-	3,712	-	3,712
Privately-issued ABS	-	6,780	-	6,780
SBA certificates	-	1,631	-	1,631
Municipal	-	87,891	-	87,891
Total securities available for sale	$-	$183,375	$-	$183,375

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,777	$4,777
Commercial real estate	-	-	5,670	5,670
Commercial business	-	-	321	321
Consumer	-	-	321	321
Total impaired loans	$-	$-	$11,089	$11,089

Loans held for sale	$-	$320	$-	$320
Other real estate owned, held for sale:
Residential real estate	$-	$-	$394	$394
Commercial real estate	-	-	100	100
Land and land development	-	-	58	58
Total other real estate owned	$-	$-	$552	$552

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There were no changes in the valuation techniques and related inputs used for assets measured at fair value during the six-month period ended March 31, 2015.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At March 31, 2015 and September 30, 2014, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the three-month period ended March 31, 2015, the Company recognized provisions for loan losses of $49,000 for impaired loans. No provision for loan losses was recognized for the three-month period ended March 31, 2014 for impaired loans. During the six-month periods ended March 31, 2015 and 2014, the Company recognized provisions for loan losses of $49,000 and $2,000, respectively, for impaired loans.

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

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At March 31, 2015, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value ranging from 15.0% to 56.5% with a weighted average of 23.2%. At September 30, 2014, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value ranging from 13.3% to 50.0% with a weighted average of 18.7%. The Company recognized charges of $3,000 and $33,000 to write down other real estate owned to fair value for the three and six months ended March 31, 2015, respectively. The Company recognized charges of $65,000 and $102,000 to write down other real estate owned to fair value for the three and six months ended March 31, 2014, respectively.

Transfers Between Categories. There were no transfers into or out of Level 3 financial assets for the six-month periods ended March 31, 2015 and 2014. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six-month periods ended March 31, 2015 and 2014.

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

	Carrying	Fair Value Measurements Using:
March 31, 2015:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$9,875	$9,875	$-	$-
Interest-bearing deposits with banks	10,322	10,322	-	-
Interest-bearing time deposits	2,235	-	2,239	-
Trading account securities	5,229	-	5,229	-
Securities available for sale	183,375	-	183,375	-
Securities held to maturity	5,012	-	5,693	-

Loans, net	445,024	-	-	444,998

Loans held for sale	320	-	320	-
FRB and FHLB stock	7,462	-	7,462	-
Accrued interest receivable	2,510	-	2,510	-
Investment in historic tax credit entity (included in other assets)	4,169	-	4,169	-

Financial liabilities:
Deposits	536,937	-	-	540,128
Short-term repurchase agreements	1,340	-	1,340	-
Borrowings from FHLB	81,554	-	83,260	-
Other long-term debt	4,724	-	4,724	-
Accrued interest payable	179	-	179	-
Advance payments by borrowers for taxes and insurance	747	-	747	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
September 30, 2014:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$8,853	$8,853	$-	$-
Interest-bearing deposits with banks	11,477	11,477	-	-
Interest-bearing time deposits	1,500	-	1,496	-
Trading account securities	5,319	-	5,319	-
Securities available for sale	184,697	-	184,697	-
Securities held to maturity	5,419	-	5,849	-

Loans, net	433,876	-	-	434,023

Loans held for sale	281	-	281	-
FHLB stock	6,517	-	6,517	-
Accrued interest receivable	2,511	-	2,511	-
Interest rate cap (included in other assets)	1	-	1	-

Financial liabilities:
Deposits	533,194	-	-	535,364
Short-term repurchase agreements	1,338	-	1,338	-
Borrowings from FHLB	79,548	-	79,455	-
Other long-term debt	4,812	-	4,812	-
Accrued interest payable	175	-	175	-
Advance payments by borrowers for taxes and insurance	748	-	748	-

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three- and six-month periods ended March 31, 2015 amounted to $113,000 and $600,000, respectively. Compensation expense recognized for the three- and six-month periods ended March 31, 2014 amounted to $93,000 and $521,000, respectively. Company common stock held by the ESOP trust at March 31, 2015 and September 30, 2014 was as follows:

	March 31,	September 30,
	2015	2014

Allocated shares	157,972	132,339
Unearned shares	28,073	53,706
Total ESOP shares	186,045	186,045

Fair value of unearned shares	$813,000	$1,341,000

10.	Stock Based Compensation Plans

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were later granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The restricted stock vests ratably over a five-year period from the grant date. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the three- and six-month periods ended March 31, 2015 amounted to $63,000 and $131,000, respectively. Compensation expense related to restricted stock recognized for the three- and six-month periods ended March 31, 2014 amounted to $65,000 and $130,000, respectively. A summary of the Company’s nonvested restricted shares activity under the Plan as of March 31, 2015 and changes during the six-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2014	19,610	$13.25
Granted	-	-
Vested	(717)	$13.25
Forfeited	-	-

Nonvested at March 31, 2015	18,893	$13.25

There were 717 restricted shares that vested during the six-month period ended March 31, 2015, upon the retirement of a director. The total fair value of restricted shares that vested during the six-month period ended March 31, 2015 was $18,000. There were no restricted shares granted or vested during the six-month period ended March 31, 2014. At March 31, 2015, there was $31,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 0.13 years.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of stock option activity under the Plan as of March 31, 2015, and changes during the six-month period then ended is presented below.

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value
	(Dollars in thousands, except per share data)

Outstanding at October 1, 2014	234,232	$13.25	5.6	$2,743
Granted	-	-
Exercised	(20,972)	$13.25		$250
Forfeited or expired	-	-

Outstanding at March 31, 2015	213,260	$13.25	5.1	$3,348

Exercisable at March 31, 2015	166,009	$13.25	5.1	$2,606

There were no stock options granted or exercised during the six-month period ended March 31, 2014. The Company recognized compensation expense related to stock options of $37,000 and $76,000 for the three- and six-month periods ended March 31, 2015, respectively. The Company recognized compensation expense related to stock options of $38,000 and $76,000 for the three- and six-month periods ended March 31, 2014. At March 31, 2015, there was $18,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period of 0.13 years.

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

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to nine 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the fifteenth dividend period ended March 31, 2015 was 1.0% and the weighted average dividend rate for the six-month period ended March 31, 2015 was 1.0%. The dividend rate for the sixteenth dividend period through the eighteenth dividend period will be 1.0%.

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

Critical Accounting Policies

During the six-month period ended March 31, 2015, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2014.

Comparison of Financial Condition at March 31, 2015 and September 30, 2014

Cash and Cash Equivalents. Cash and cash equivalents decreased $133,000, from $20.3 million at September 30, 2014 to $20.2 million at March 31, 2015.

Loans. Net loans receivable increased $11.1 million, from $433.9 million at September 30, 2014 to $445.0 million at March 31, 2015, due primarily to increases in commercial real estate, multi-family and commercial business loans of $10.0 million, $1.8 million and $1.8 million, respectively, which more than offset a decrease in residential mortgage loans of $2.6 million. The decrease in residential mortgage loans is primarily due to loan payoffs that have not been replaced by new originations, as the Company’s primary lending focus continues to be the origination of commercial related loans.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Trading Account Securities. Trading account securities decreased by $90,000, from $5.3 million at September 30, 2014 to $5.2 million at March 31, 2015. Trading account securities are comprised of investment grade municipal bonds and the portfolio is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission.

Securities Available for Sale. Securities available for sale decreased $1.3 million, from $184.7 million at September 30, 2014 to $183.4 million at March 31, 2015, due primarily to maturities of $6.1 million and principal repayments of $8.7 million, partially offset by purchases of $11.7 million. The decrease in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities, including mortgage-backed securities and CMOs was due primarily to principal repayments.

Securities Held to Maturity. Investment securities held-to-maturity decreased $407,000, from $5.4 million at September 30, 2014 to $5.0 million at March 31, 2015. There were no purchases of securities held to maturity, and partial calls and principal repayments on mortgage-backed securities totaled $404,000 during the six-month period ended March 31, 2015.

Other Assets. Other assets increased $3.5 million, from $2.5 million at September 30, 2014 to $6.0 million at March 31, 2015, due primarily to the Bank’s $4.2 million commitment to invest in a historic tax credit entity. See Note 5 of the Notes to Consolidated Financial Statements beginning on page 8 of this quarterly report for additional information regarding the investment in the historic tax credit entity.

Deposits. Total deposits increased $3.7 million, from $533.2 million at September 30, 2014 to $536.9 million at March 31, 2015, due primarily to increases in non-interest bearing demand deposits, certificates of deposit and savings accounts of $6.5 million, $5.2 million, $1.7 million, respectively, which more than offset decreases in interest-bearing demand deposit accounts and money market accounts of $6.5 million and $3.1 million, respectively, during the period. The increase in certificates of deposit is due to an increase of $14.3 million in brokered certificates of deposits, which more than offset decreases in various maturity classes of retail certificates of deposits. The decrease in retail certificates of deposits is primarily attributed to maturities that customers are investing in more liquid deposit accounts given the low interest rate environment. Management continues to utilize brokered certificates of deposit in order to take advantage of historically low interest rates, provide short-term liquidity, replace attrition of retail certificates of deposit and provide funding for loan originations. Brokered certificates of deposit totaled $72.1 million at March 31, 2015 and $57.8 million at September 30, 2014.

Borrowings. Borrowings from the FHLB increased $2.1 million, from $79.5 million at September 30, 2014 to $81.6 million at March 31, 2015. Borrowings from the FHLB have increased in order to provide funding for loan originations.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Stockholders’ Equity. Stockholders’ equity increased $4.6 million, from $87.1 million at September 30, 2014 to $91.7 million at March 31, 2015. Retained earnings increased $2.2 million due to net income available to common shareholders of $2.6 million, partially offset by common stock cash dividends of $471,000. Accumulated other comprehensive income increased $1.4 million as a result of an increase in net unrealized gains on securities available for sale, which is due to changes in the yield curve and long-term rate forecasts. Book value (common shareholders’ equity) per common share was $34.09 at March 31, 2015 as compared to $32.21 at September 30, 2014. Tangible book value (common shareholders’ equity, less goodwill and core deposit intangibles) per common share was $29.75 at March 31, 2015 as compared to $27.76 at September 30, 2014.

Results of Operations for the Six Months Ended March 31, 2015 and 2014

Overview. The Company reported net income of $2.7 million and net income available to common shareholders of $2.6 million, or $1.18 per diluted share, for the six-month period ended March 31, 2015 compared to net income of $2.6 million and net income available to common shareholders of $2.5 million, or $1.10 per diluted share, for the six-month period ended March 31, 2014. The annualized return on average assets, average equity and average common stockholders’ equity were 0.75%, 6.09% and 7.53%, respectively, for the six-month period ended March 31, 2015.

Net Interest Income. Net interest income increased $136,000, or 1.1%, for the six-month period ended March 31, 2015 compared to the same period in 2014. Average interest-earnings assets increased $32.7 million and average interest-bearing liabilities increased $21.5 million when comparing the two periods. The tax-equivalent interest rate spread was 3.75% for 2015 compared to 3.89% for 2014.

Total interest income increased $209,000, or 1.5%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $32.7 million, from $624.2 million for 2014 to $656.9 million for 2015, which more than offset the change in interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 4.55% for 2014 to 4.41% for 2015. The average balance of loans, total investment securities and interest-bearing deposits with banks increased $23.4 million, $4.4 million and $3.5 million, respectively, when comparing the two periods.

Total interest expense increased $73,000, or 4.1%, due primarily to an increase in the average balance of interest-bearing liabilities of $21.5 million, from $545.9 million for 2014 to $567.4 million for 2015. The average cost of interest-bearing liabilities was 0.66% for each of the six-month periods ended March 31, 2015 and 2014. The average balance of total interest-bearing deposits increased $16.6 million and the average balance of borrowings increased $4.9 million when comparing the two periods.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the six-month periods ended March 31, 2015 and 2014. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Six Months Ended March 31,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$15,526	$23	0.30%	$11,992	$17	0.28%
Loans	448,299	10,764	4.80	424,883	10,524	4.95
Investment securities	135,345	3,015	4.46	134,059	3,038	4.53
Agency mortgage-backed securities	50,718	524	2.07	47,632	494	2.07
FRB and FHLB stock	7,024	146	4.16	5,629	128	4.55
Total interest-earning assets	656,912	14,472	4.41	624,195	14,201	4.55

Non-interest-earning assets	66,346			59,094
Total assets	$723,258			$683,289

Liabilities and equity:
NOW accounts	$113,443	$113	0.20%	$116,248	$122	0.21%
Money market deposit accounts	80,426	125	0.31	71,818	120	0.33
Savings accounts	70,692	22	0.06	68,776	21	0.06
Time deposits	200,000	980	0.98	191,076	947	0.99
Total interest-bearing deposits	464,561	1,240	0.53	447,918	1,210	0.54

Borrowings (1)	102,833	643	1.25	97,978	600	1.22
Total interest-bearing liabilities	567,394	1,883	0.66	545,896	1,810	0.66

Non-interest-bearing deposits	57,470			49,076
Other non-interest-bearing liabilities	8,859			4,969
Total liabilities	633,723			599,941

Total equity	89,535			83,348
Total liabilities and equity	$723,258			$683,289
Net interest income		$12,589			$12,391
Interest rate spread			3.75%			3.89%
Net interest margin			3.83%			3.97%
Average interest-earning assets to average interest-bearing liabilities			115.78%			114.34%

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the six-month periods ended March 31, 2015 and 2014. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$1	$5	$6
Loans	(293)	533	240
Investment securities	(60)	37	(23)
Agency mortgage-backed securities	-	30	30
Other interest-earning assets	(10)	28	18
Total interest-earning assets	(362)	633	271

Interest expense:
Deposits	(30)	60	30
Borrowings (1)	14	29	43
Total interest-bearing liabilities	(16)	89	73
Net increase (decrease) in net interest income	$(346)	$544	$198

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses was $419,000 for the six-month period ended March 31, 2015 compared to $604,000 for the same period in 2014. The decrease in the provision for loans losses for 2015 as compared to the prior period was due primarily to a decrease in nonperforming loans when comparing the two periods.

The Company recognized net charge-offs of $155,000 for the six-month period ended March 31, 2015 compared to net charge-offs of $82,000 for the same period in 2014.

The recorded investment in nonperforming loans was $3.9 million at March 31, 2015 compared to $4.3 million at September 30, 2014 and $5.2 million at March 31, 2014. Nonperforming loans at March 31, 2015 include nonaccrual loans of $2.8 million and loans totaling $1.1 million that are over 90 days past due, but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery. The decrease in nonperforming loans from September 30, 2014 to March 31, 2015 is due primarily to a single commercial real estate loan with an outstanding balance of $696,000 that was reclassified from nonaccrual to accruing status as of December 31, 2014. At March 31, 2015, this loan, with an outstanding balance of $690,000, was current and performing according to the restructured terms.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Gross loans receivable increased $19.1 million from $440.6 million at March 31, 2014 to $459.7 million at March 31, 2015, primarily due to increases in permanent commercial real estate and commercial real estate construction loans of $20.6 million and $3.8 million, respectively, which more than offset a decrease in multi-family loans of $5.0 million. The increase in commercial real estate loans when comparing the two periods is due primarily to an increase in loans originated to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties located outside of the Company’s primary market area and that are leased to investment grade national-brand retailers. At March 31, 2015, $47.2 million, or 28.8% of the commercial real estate loan portfolio and 10.3% of the total loan portfolio, consisted of these loans, compared to $24.8 million, or 17.3% of the commercial real estate loan portfolio and 5.6% of the total loan portfolio, at March 31, 2014.

The allowance for loan losses was $6.5 million at March 31, 2015 compared to $6.3 million at September 30, 2014 and $6.1 million at March 31, 2014. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income. Noninterest income decreased $297,000 for the six-month period ended March 31, 2015 as compared to the same period in 2014. The decrease was due primarily to decreases in other income and net gain on trading account securities of $274,000 and $202,000, respectively, which more than offset increases in service charges on deposit accounts, real estate lease income and commission income of $79,000, $40,000 and $28,000, respectively. The decrease in other income is due primarily to a litigation settlement of $277,000 received in the March 2014 quarter as a partial recovery of losses on commercial bond investments recognized by Community First Bank in 2008.

Noninterest Expense. Noninterest expenses increased $65,000 for the six-month period ended March 31, 2015 as compared to the same period in 2014. The increase was due primarily to increases in data processing, advertising and other operating expenses of $125,000, $113,000 and $119,000, respectively, which more than offset decreases in professional fees, net loss on other real estate owned and compensation and benefits expense of $117,000, $87,000 and $71,000, respectively. The increase in data processing expense is due primarily to contract termination costs of $68,000 incurred during the December 2014 quarter. The increase in other operating expenses is due primarily to provisions for insurance claims of $85,000 during the 2015 period for the Captive. The decrease in professional fees expense is due primarily to $201,000 of expense incurred in the 2014 period for consulting services related to a revenue enhancement and operating expense efficiencies project.

Income Tax Expense. The Company recognized income tax expense of $843,000 for the six months ended March 31, 2015, for an effective tax rate of 23.6%, compared to income tax expense of $1.0 million, for an effective tax rate of 29.0%, for the same period in 2014. The decreases in income tax expense and the effective tax rate for the 2015 period were due primarily to the tax effect of the Captive, which was formed in September 2014.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Overview. The Company reported net income and net income available to common shareholders of $1.5 million, or $0.66 per diluted share, for the three-month period ended March 31, 2015 compared to net income and net income available to common shareholders of $1.5 million, or $0.66 per diluted share, for the three-month period ended March 31, 2014. The annualized return on average assets, average equity and average common stockholders’ equity were 0.84%, 6.76% and 8.33%, respectively, for the three-month period ended March 31, 2015.

Net Interest Income. Net interest income decreased $130,000, or 2.1%, for the three-month period ended March 31, 2015 compared to the same period in 2014. Average interest-earnings assets increased $24.4 million and average interest-bearing liabilities increased $10.7 million when comparing the two periods. The tax-equivalent interest rate spread was 3.69% for 2015 as compared to 3.91% for 2014.

Total interest income decreased $66,000, or 0.9%, when comparing the two periods due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 4.55% for 2014 to 4.36% for 2015, which more than offset the change in interest income due to an increase in the average balance of interest-earning assets of $24.4 million, from $635.6 million for 2014 to $660.0 million for 2015. The average balance of loans and interest-bearing deposits with banks increased $21.7 million and $3.7 million, respectively, which more than offset a decrease in the average balance of total investment securities of $2.9 million, when comparing the two periods.

Total interest expense increased $64,000, or 7.1%, due primarily to an increase in the average balance of interest-bearing liabilities of $10.7 million, from $558.2 million for 2014 to $568.9 million for 2015, and an increase in the average cost of interest-bearing liabilities from 0.64% for 2014 to 0.67% for 2015. The average balance of borrowings increased $10.3 million and the average balance of total interest-bearing deposits increased $369,000 when comparing the two periods.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended March 31, 2015 and 2014. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$16,185	$10	0.25%	$12,446	$8	0.26%
Loans	452,403	5,372	4.75	430,674	5,278	4.90
Investment securities	134,109	1,479	4.41	136,870	1,591	4.65
Agency mortgage-backed securities	49,856	254	2.04	49,968	274	2.19
FRB and FHLB stock	7,462	83	4.45	5,675	78	5.50
Total interest-earning assets	660,015	7,198	4.36	635,633	7,229	4.55

Non-interest-earning assets	67,800			60,632
Total assets	$727,815			$696,265

Liabilities and equity:
NOW accounts	$111,328	$52	0.19%	$115,800	$58	0.20%
Money market deposit accounts	80,330	62	0.31	71,751	59	0.33
Savings accounts	71,204	11	0.06	69,478	11	0.06
Time deposits	199,067	473	0.95	204,531	470	0.92
Total interest-bearing deposits	461,929	598	0.52	461,560	598	0.52

Borrowings (1)	106,965	354	1.32	96,689	290	1.20
Total interest-bearing liabilities	568,894	952	0.67	558,249	888	0.64

Non-interest-bearing deposits	58,157			49,438
Other non-interest-bearing liabilities	10,357			4,954
Total liabilities	637,408			612,641

Total equity	90,407			83,624
Total liabilities and equity	$727,815			$696,265
Net interest income		$6,246			$6,341
Interest rate spread			3.69%			3.91%
Net interest margin			3.79%			3.99%
Average interest-earning assets to average interest-bearing liabilities			116.02%			113.86%

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the three-month periods ended March 31, 2015 and 2014. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$-	$2	$2
Loans	(145)	239	94
Investment securities	(81)	(31)	(112)
Agency mortgage-backed securities	(19)	(1)	(20)
Other interest-earning assets	(8)	13	5
Total interest-earning assets	(253)	222	(31)

Interest expense:
Deposits	-	-	-
Borrowings (1)	31	33	64
Total interest-bearing liabilities	31	33	64
Net increase (decrease) in net interest income	$(284)	$189	$(95)

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses was $212,000 for the three-month period ended March 31, 2015 compared to $303,000 for the same period in 2014. The decrease in the provision for loans losses for 2015 as compared to the prior period was due primarily to a decrease in nonperforming loans when comparing the two periods.

The Company recognized net charge-offs of $148,000 for the three-month period ended March 31, 2015 compared to net charge-offs of $214,000 for the same period in 2014.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income decreased $304,000 for the three-month period ended March 31, 2015 as compared to the same period in 2014. The decrease was due primarily to decreases in other income and net gain on trading account securities of $271,000 and $116,000, respectively, which more than offset increases in commission income, real estate lease income and services charges on deposit accounts of $34,000, $31,000 and $26,000, respectively. The decrease in other income is due primarily to a litigation settlement of $277,000 received in the March 2014 quarter as a partial recovery of losses on commercial bond investments recognized by Community First Bank in 2008.

Noninterest Expense. Noninterest expenses decreased $145,000 for the three-month period ended March 31, 2015 as compared to the same period in 2014. The decrease was due primarily to decreases in professional fees and compensation and benefits expense of $186,000 and $93,000, respectively, which more than offset increases in advertising and data processing expenses of $74,000 and $54,000, respectively. The decrease in professional fees expense is due primarily to $167,000 of expense incurred in the March 2014 quarter for consulting services related to the revenue enhancement and operating expense efficiencies project.

Income Tax Expense. The Company recognized income tax expense of $435,000 for the three months ended March 31, 2015, for an effective tax rate of 22.2%, compared to income tax expense of $624,000, for an effective tax rate of 28.9%, for the same period in 2014. The decreases in income tax expense and the effective tax rate for the 2015 period were due primarily to the tax effect of the Captive, which was formed in September 2014.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2015, the Bank had cash and cash equivalents of $20.2 million, trading account securities with a fair value of $5.2 million and securities available-for-sale with a fair value of $183.4 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

The Bank’s primary investing activity is the origination of commercial real estate and one-to-four family mortgage loans and, to a lesser extent, consumer, multi-family, commercial business and residential and commercial real estate construction loans. The Bank also invests in U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, and municipal bonds.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. If these maturing deposits do not remain with the Bank, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. During the six months ended March 31, 2015 the Bank declared and paid dividends to the Company totaling $8.5 million. At March 31, 2015, the Company (unconsolidated basis) had liquid assets of $15.1 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2015, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 8.27%, 12.29%, 12.29% and 13.54%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At March 31, 2015, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six-months ended March 31, 2015, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

	At March 31, 2015		At September, 2014
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$1,218	2.53%	$(1,754)	(7.04)%
200bp	870	1.81	(1,132)	(4.54)
100bp	362	0.75	(552)	(2.22)
Static	-	-	-	-
(100)bp	(1,670)	(3.47)	(239)	(0.96)

At March 31, 2015, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $362,000 or 0.75% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 1.81% and 2.53%, respectively.

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

	At March 31, 2015
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$107,226	$(4,625)	(4.13)%	16.42%	97	bp
200bp	113,934	2,083	1.86	16.75	130	bp
100bp	116,973	5,122	4.58	16.59	114	bp
Static	111,851	-	-	15.45	-	bp
(100)bp	101,172	(10,679)	(9.55)	13.77	(168	)bp

	At September 30, 2014
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$106,910	$(14,317)	(11.81)%	16.91%	(28	)bp
200bp	114,585	(6,642)	(5.48)	17.44	25	bp
100bp	122,696	1,469	1.21	17.92	73	bp
Static	121,227	-	-	17.19	-	bp
(100)bp	111,206	(10,021)	(8.27)	15.52	(167	)bp

The previous table indicates that at March 31, 2015, the Company would expect an increase in its EVE in the event of a sudden and sustained 100 to 200 basis point increase but a decrease in EVE in the event of a sudden and sustained 300 basis point increase and/or a 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at March 31, 2015 comprised approximately 46.0% of the loan portfolio.

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

During the quarter ended March 31, 2015, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended March 31, 2015:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2015 through January 31, 2015	-	$-	-	83,073
February 1, 2015 through February 28, 2015	-	$-	-	83,073
March 1, 2015 through March 31, 2015	-	$-	-	83,073
Total	-	$-	-	83,073

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

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated May 15, 2015	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated May 15, 2015	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

- 62 -