Form 10-Q
period 2015-06-30
First Savings Financial Group Inc
filed 2015-08-14
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2015 was 2,183,510.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2015	2014

ASSETS
Cash and due from banks	$7,963	$8,853
Interest-bearing deposits with banks	13,428	11,477
Total cash and cash equivalents	21,391	20,330

Interest-bearing time deposits	2,235	1,500
Trading account securities, at fair value	8,770	5,319
Securities available for sale, at fair value	180,087	184,697
Securities held to maturity	4,941	5,419

Loans held for sale	306	281
Loans, net	447,665	433,876

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	6,647	6,517
Real estate development and construction	7,129	7,202
Premises and equipment	13,948	14,275
Other real estate owned, held for sale	558	953
Accrued interest receivable:
Loans	1,263	1,276
Securities	1,561	1,235
Cash surrender value of life insurance	17,652	18,021
Goodwill	7,936	7,936
Core deposit intangibles	1,467	1,725
Other assets	7,369	2,567

Total Assets	$730,925	$713,129

LIABILITIES
Deposits:
Noninterest-bearing	$67,479	$56,092
Interest-bearing	461,476	477,102
Total deposits	528,955	533,194

Repurchase agreements	1,341	1,338
Borrowings from Federal Home Loan Bank	94,626	79,548
Other long-term debt	4,678	4,812
Accrued interest payable	179	175
Advance payments by borrowers for taxes and insurance	641	748
Accrued expenses and other liabilities	8,551	6,234
Total Liabilities	638,971	626,049

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued and outstanding 17,120 shares; aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares; outstanding 2,183,510 shares (2,171,812 shares at September 30, 2014)	25	25
Additional paid-in capital - preferred	17,120	17,120
Additional paid-in capital - common	26,710	26,079
Retained earnings - substantially restricted	51,235	47,175
Accumulated other comprehensive income	3,460	3,853

Unearned ESOP shares	(239)	(537)

Unearned stock compensation	-	(162)
Less treasury stock, at cost - 358,532 shares (370,230 shares at September 30, 2014)	(6,357)	(6,473)

Total Stockholders' Equity	91,954	87,080

Total Liabilities and Stockholders' Equity	$730,925	$713,129

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2015	2014	2015	2014

INTEREST INCOME
Loans, including fees	$5,284	$5,262	$16,004	$15,744
Securities:
Taxable	996	1,147	3,080	3,400
Tax-exempt	546	445	1,506	1,289
Dividend income	77	58	223	186
Interest-bearing deposits with banks	12	10	35	27
Total interest income	6,915	6,922	20,848	20,646

INTEREST EXPENSE
Deposits	594	589	1,834	1,799
Repurchase agreements	1	1	3	3
Borrowings from Federal Home Loan Bank	297	233	845	726
Loans payable	41	50	134	155
Total interest expense	933	873	2,816	2,683

Net interest income	5,982	6,049	18,032	17,963
Provision for loan losses	208	300	627	904

Net interest income after provision for loan losses	5,774	5,749	17,405	17,059

NONINTEREST INCOME
Service charges on deposit accounts	317	322	993	919
Net gain on sales of available for sale securities	-	122	-	123
Net gain on trading account securities	45	210	205	572
Unrealized loss on derivative contract	-	(5)	(1)	(10)
Net gain on sales of loans	86	72	220	191
Increase in cash surrender value of life insurance	119	133	364	364
Gain on life insurance	831	-	831	-
Commission income	92	77	260	217
Real estate lease income	164	157	465	418
Other income	283	203	789	983
Total noninterest income	1,937	1,291	4,126	3,777

NONINTEREST EXPENSE
Compensation and benefits	2,989	2,742	8,627	8,451
Occupancy and equipment	675	626	1,931	1,901
Data processing	309	313	1,038	917
Advertising	159	134	412	274
Professional fees	282	310	797	942
FDIC insurance premiums	117	112	341	334
Net (gain) loss on other real estate owned	(38)	82	(17)	190
Other operating expenses	704	731	2,318	2,226
Total noninterest expense	5,197	5,050	15,447	15,235
Income before income taxes	2,514	1,990	6,084	5,601
Income tax expense	318	534	1,161	1,581
Net Income	$2,196	$1,456	$4,923	$4,020

Preferred stock dividends declared	43	43	129	129
Net Income Available to Common Shareholders	$2,153	$1,413	$4,794	$3,891

Net income per common share:
Basic	$1.00	$0.68	$2.25	$1.83
Diluted	$0.95	$0.64	$2.14	$1.74

Weighted average common shares outstanding:
Basic	2,149,931	2,092,938	2,133,557	2,130,599
Diluted	2,259,170	2,201,323	2,240,922	2,237,193

Dividends per common share	$0.12	$0.11	$0.35	$0.32

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014

Net Income	$2,196	$1,456	$4,923	$4,020

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(2,767)	2,086	(599)	3,189
Income tax (expense) benefit	976	(743)	206	(1,123)
Net of tax amount	(1,791)	1,343	(393)	2,066

Less: reclassification adjustment for realized gains included in net income	-	(122)	-	(123)
Income tax expense	-	48	-	48
Net of tax amount	-	(74)	-	(75)

Other Comprehensive Income (Loss)	(1,791)	1,269	(393)	1,991

Comprehensive Income	$405	$2,725	$4,530	$6,011

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Nine Months Ended June 30, 2014:
Balances at October 1, 2013	$-	$25	$42,584	$42,870	$1,468	$(1,287)	$(3,407)	$82,253

Net income	-	-	-	4,020	-	-	-	4,020

Other comprehensive income	-	-	-	-	1,991	-	-	1,991

Preferred stock dividends	-	-	-	(129)	-	-	-	(129)

Common stock dividends ($0.32 per share)	-	-	-	(674)	-	-	-	(674)

Stock compensation expense	-	-	197	-	-	195	-	392

Shares released by ESOP trust	-	-	366	-	-	288	-	654

Purchase of 122,242 treasury shares	-	-	-	-	-	-	(2,844)	(2,844)

Balances at June 30, 2014	$-	$25	$43,147	$46,087	$3,459	$(804)	$(6,251)	$85,663

Nine Months Ended June 30, 2015:
Balances at October 1, 2014	$-	$25	$43,199	$47,175	$3,853	$(699)	$(6,473)	$87,080

Net income	-	-	-	4,923	-	-	-	4,923

Other comprehensive loss	-	-	-	-	(393)	-	-	(393)

Preferred stock dividends	-	-	-	(129)	-	-	-	(129)

Common stock dividends ($0.35 per share)	-	-	-	(734)	-	-	-	(734)

Stock compensation expense	-	-	243	-	-	162	-	405

Shares released by ESOP trust	-	-	477	-	-	298	-	775

Stock options exercise - 20,972 shares	-	-	(89)	-	-	-	367	278

Purchase of 9,274 treasury shares	-	-	-	-	-	-	(251)	(251)

Balances at June 30, 2015	$-	$25	$43,830	$51,235	$3,460	$(239)	$(6,357)	$91,954

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,923	$4,020
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	627	904
Depreciation and amortization	1,081	1,084
Amortization of premiums and accretion of discounts on securities, net	557	466
Increase in trading account securities	(3,451)	(2,044)
Loans originated for sale	(7,178)	(5,517)
Proceeds on sales of loans	7,373	5,985
Net gain on sales of loans	(220)	(191)
Net realized and unrealized gain on other real estate owned	(29)	(64)
Net gain on sales of available for sale securities	-	(123)
Unrealized loss on derivative contract	1	10
Gain on life insurance	(831)	-
Increase in cash surrender value of life insurance	(364)	(364)
Deferred income taxes	(284)	(118)
ESOP and stock compensation expense	980	926
Increase in accrued interest receivable	(313)	(353)
Increase (decrease) in accrued interest payable	4	(21)
Change in other assets and liabilities, net	164	135
Net Cash Provided By Operating Activities	3,040	4,735

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(735)	-
Purchase of securities available for sale	(19,096)	(35,809)
Proceeds from sales of securities available for sale	-	808
Proceeds from maturities of securities available for sale	8,417	6,233
Proceeds from maturities of securities held to maturity	367	409
Principal collected on securities	14,243	10,158
Net increase in loans	(14,647)	(16,705)
Purchase of Federal Reserve Bank stock	(945)	-
Purchase of Federal Home Loan Bank stock	(461)	(175)
Proceeds from redemption of Federal Home Loan Bank stock	1,276	-
Investment in cash surrender value of life insurance	-	(5,000)
Investment in historic tax credit entity	(417)	-
Proceeds from sale of other real estate owned	677	513
Investment in real estate development and construction	(73)	(216)
Purchase of premises and equipment	(350)	(299)
Net Cash Used In Investing Activities	(11,744)	(40,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(4,239)	47,469
Net increase in repurchase agreements	3	2
Decrease in Federal Home Loan Bank line of credit	(4,922)	(4,599)
Proceeds from Federal Home Loan Bank advances	240,000	272,000
Repayment of Federal Home Loan Bank advances	(220,000)	(277,000)
Repayment of other long-term debt	(134)	(118)
Net decrease in advance payments by
borrowers for taxes and insurance	(107)	(172)
Exercise of stock options	278	-
Purchase of treasury stock	(251)	(2,861)
Dividends paid on preferred stock	(129)	(129)
Dividends paid on common stock	(734)	(674)
Net Cash Provided By Financing Activities	9,765	33,918

Net Increase (Decrease) in Cash and Cash Equivalents	1,061	(1,430)

Cash and cash equivalents at beginning of year	20,330	20,815

Cash and Cash Equivalents at End of Year	$21,391	$19,385

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

The Bank, which is a wholly-owned Indiana-chartered commercial bank subsidiary of the Company, provides a variety of banking services to individuals and business customers through fourteen locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate commercial mortgage, residential mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities and other securities. The Bank has three wholly-owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio; FFCC, Inc., which is an Indiana corporation that participates in commercial real estate development and leasing; and Southern Indiana Financial Corporation, which is currently inactive.

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2015, the results of operations for the three- and nine-month periods ended June 30, 2015 and 2014, and the cash flows for the nine-month periods ended June 30, 2015 and 2014. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At June 30, 2015 and September 30, 2014, trading account securities recorded at fair value totaled $8.8 million and $5.3 million, respectively, and were comprised of investment grade municipal bonds. During the nine-month period ended June 30, 2015, the Company reported net gains on trading account securities of $205,000, including net realized gains on the sale of securities of $194,000, and net unrealized gains on securities still held as of the balance sheet date of $11,000. During the three-month period ended June 30, 2015, the Company reported net gains on trading account securities of $45,000, including net realized gains on the sale of securities of $34,000 and net unrealized gains on securities still held as of the balance sheet date of $11,000. During the nine-month period ended June 30, 2014, the Company reported net gains on trading account securities of $572,000, including net realized gains on the sale of securities of $577,000, partially offset by net unrealized losses on securities still held as of the balance sheet date of $5,000. During the three-month period ended June 30, 2014, the Company reported net gains on trading account securities of $210,000, including net realized gains on the sale of securities of $159,000 and net unrealized gains on securities still held as of the balance sheet date of $51,000.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2015:
Securities available for sale:

Agency bonds and notes	$7,573	$8	$62	$7,519
Agency mortgage-backed	48,137	739	75	48,801
Agency CMO	21,431	98	85	21,444
Privately-issued CMO	3,104	495	-	3,599
Privately-issued ABS	4,994	1,448	-	6,442
SBA certificates	1,545	13	-	1,558
Municipal obligations	87,725	3,506	507	90,724

Total securities available for sale	$174,509	$6,307	$729	$180,087

Securities held to maturity:

Agency mortgage-backed	$357	$34	$-	$391
Municipal obligations	4,584	510	-	5,094

Total securities held to maturity	$4,941	$544	$-	$5,485

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2014:
Securities available for sale:

Agency bonds and notes	$12,269	$12	$190	$12,091
Agency mortgage-backed	51,845	518	108	52,255
Agency CMO	29,648	95	259	29,484
Privately-issued CMO	3,302	618	-	3,920
Privately-issued ABS	5,552	1,801	-	7,353
SBA certificates	1,753	9	-	1,762
Municipal obligations	74,148	3,818	134	77,832

Total securities available for sale	$178,517	$6,871	$691	$184,697

Securities held to maturity:

Agency mortgage-backed	$455	$37	$-	$492
Municipal	4,964	393	-	5,357

Total securities held to maturity	$5,419	$430	$-	$5,849

The amortized cost and fair value of investment securities as of June 30, 2015 by contractual maturity are shown below. Expected maturities of mortgage-backed securities, CMO and ABS may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due within one year	$530	$532	$604	$644
Due after one year through five years	5,745	5,992	1,785	2,010
Due after five years through ten years	20,536	21,527	1,391	1,565
Due after ten years	68,487	70,192	804	875
	95,298	98,243	4,584	5,094

CMO	24,535	25,043	-	-
ABS	4,994	6,442	-	-
SBA certificates	1,545	1,558	-	-
Mortgage-backed securities	48,137	48,801	357	391

	$174,509	$180,087	$4,941	$5,485

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at June 30, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency bonds and notes	2	$4,467	$33
Agency mortgage-backed	2	2,643	37
Agency CMO	1	1,639	4
Municipal obligations	43	25,903	456

Total less than twelve months	48	34,652	530

Continuous loss position more than twelve months:
Agency bonds and notes	1	1,971	29
Agency mortgage-backed	2	2,081	38
Agency CMO	3	7,955	81
Municipal obligations	2	1,232	51

Total more than twelve months	8	13,239	199

Total securities available for sale	56	$47,891	$729

At June 30, 2015, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at June 30, 2015, which consisted of U.S. government agency notes, mortgage-backed securities and CMOs, and municipal bonds, had depreciated approximately 1.50% from their amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 2.47% and a weighted-average coupon rate of 3.28% at June 30, 2015. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At June 30, 2015, the Company held twenty privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $2.7 million and fair value of $3.9 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

At June 30, 2015, there were no privately-issued CMOs or ABS in loss positions. Based on the independent third party analysis of the expected cash flows, management has determined that no other-than-temporary impairment is required to be recognized on the privately-issued CMO and ABS portfolios. While the Company did not recognize a credit-related impairment loss at June 30, 2015, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

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

During the three- and nine-month periods ended June 30, 2015, the Company did not realize any gross gains or losses on sales of available for sale securities. During the three- and nine-month periods ended June 30, 2014, the Company realized gross gains on sales of available for sale U.S. government agency notes of $122,000 and $123,000, respectively.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at June 30, 2015 and September 30, 2014, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at June 30, 2015 and September 30, 2014 consisted of the following:

	June 30,	September 30,
	2015	2014
	(In thousands)
Real estate mortgage:
1-4 family residential	$182,454	$182,743
Commercial	160,706	153,896
Multifamily residential	23,026	21,286
Residential construction	16,114	14,528
Commercial construction	14,151	8,354
Land and land development	11,608	11,290
Commercial business loans	33,164	28,448
Consumer:
Home equity loans	18,572	17,903
Auto loans	5,579	5,619
Other consumer loans	2,135	2,320
Gross loans	467,509	446,387
Undisbursed portion of construction loans	(13,245)	(6,271)
Principal loan balance	454,264	440,116

Deferred loan origination fees and costs, net	(79)	10
Allowance for loan losses	(6,520)	(6,250)

Loans, net	$447,665	$433,876

During the nine-month period ended June 30, 2015, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of June 30, 2015:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$182,454	$160,706	$23,026	$17,020	$11,608	$33,164	$26,286	$454,264

Accrued interest receivable	563	421	63	30	33	95	58	1,263

Net deferred loan origination fees and costs	294	(275)	(28)	(60)	7	(15)	(2)	(79)

Recorded investment in loans	$183,311	$160,852	$23,061	$16,990	$11,648	$33,244	$26,342	$455,448

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,916	$7,153	$-	$-	$-	$321	$318	$12,708

Collectively evaluated for impairment	178,004	153,699	23,061	16,990	11,648	32,923	25,993	442,318

Acquired with deteriorated credit quality	391	-	-	-	-	-	31	422

Ending balance	$183,311	$160,852	$23,061	$16,990	$11,648	$33,244	$26,342	$455,448

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of June 30, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$11	$-	$-	$-	$-	$-	$8	$19

Collectively evaluated for impairment	604	3,855	170	549	375	841	107	6,501

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$615	$3,855	$170	$549	$375	$841	$115	$6,520

An analysis of the allowance for loan losses as of September 30, 2014 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$13	$-	$-	$-	$-	$-	$8	$21

Collectively evaluated for impairment	564	3,808	146	443	302	795	171	6,229

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$577	$3,808	$146	$443	$302	$795	$179	$6,250

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$457	$4,109	$163	$455	$316	$886	$128	$6,514
Provisions	300	(254)	7	94	59	3	(1)	208
Charge-offs	(156)	-	-	-	-	(48)	(30)	(234)
Recoveries	14	-	-	-	-	-	18	32

Ending balance	$615	$3,855	$170	$549	$375	$841	$115	$6,520

An analysis of the changes in the allowance for loan losses for the nine months ended June 30, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$577	$3,808	$146	$443	$302	$795	$179	$6,250
Provisions	298	47	24	106	73	93	(14)	627
Charge-offs	(299)	-	-	-	-	(48)	(103)	(450)
Recoveries	39	-	-	-	-	1	53	93

Ending balance	$615	$3,855	$170	$549	$375	$841	$115	$6,520

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of June 30, 2015 and for the three and nine months ended June 30, 2015 and 2014.

	At June 30, 2015			Three Months Ended June 30,				Nine Months Ended June 30,
				2015	2015	2014	2014	2015	2015	2014	2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$5,083	$5,568	$-	$5,643	$36	$5,614	$33	$5,663	$109	$5,976	$98
Commercial real estate	7,130	7,165	-	6,047	55	5,816	65	5,842	168	5,896	176
Multifamily	-	-	-	-	-	2,214	27	-	-	2,227	83
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	321	304	-	305	-	164	-	242	1	333	1
Consumer	231	235	-	233	1	265	2	243	4	294	5
	$12,765	$13,272	$-	$12,048	$92	$14,073	$127	$11,990	$282	$14,726	$363

Loans with an allowance recorded:
Residential real estate	$75	$73	$11	$73	$-	$55	$-	$129	$-	$55	$-
Commercial real estate	23	22	-	22	-	-	-	9	-	-	-
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	-	-	-	12	-	-	-	5	-	-	-
Consumer	87	87	8	93	-	103	-	91	-	101	-
	$185	$182	$19	$200	$-	$158	$-	$234	$-	$156	$-

Total:
Residential real estate	$5,158	$5,641	$11	$5,536	$36	$5,669	$33	$5,792	$109	$6,031	$98
Commercial real estate	7,153	7,187	-	6,069	55	5,816	65	5,851	168	5,896	176
Multifamily	-	-	-	-	-	2,214	27	-	-	2,227	83
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	321	304	-	317	-	164	-	247	1	333	1
Consumer	318	322	8	326	1	368	2	334	4	395	5
	$12,950	$13,454	$19	$12,248	$92	$14,231	$127	$12,224	$282	$14,882	$363

The Company recognized $5,000 and $52,000 of interest income on impaired commercial real estate loans using the cash receipts method during the nine-month periods ended June 30, 2015 and 2014, respectively. The Company did not recognize any interest income using the cash receipts method during the three-month period ended June 30, 2015. The Company recognized $11,000 of interest income on impaired commercial real estate loans using the cash receipts method during the three-month period ended June 30, 2014.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2015:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,352	$178	$2,530
Commercial real estate	1,919	-	1,919
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	304	100	404
Consumer	189	-	189

Total	$4,764	$278	$5,042

The following table presents the recorded investment in nonperforming loans at September 30, 2014:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,431	$458	$2,889
Commercial real estate	1,034	-	1,034
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	123	-	123
Consumer	216	20	236

Total	$3,804	$478	$4,282

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at June 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$3,522	$877	$1,777	$6,176	$177,135	$183,311
Commercial real estate	364	-	200	564	160,288	160,852
Multifamily	-	391	-	391	22,670	23,061
Construction	79	-	-	79	16,911	16,990
Land and land development	-	-	-	-	11,648	11,648
Commercial business	178	52	404	634	32,610	33,244
Consumer	41	31	20	92	26,250	26,342

Total	$4,184	$1,351	$2,401	$7,936	$447,512	$455,448

The following table presents the aging of the recorded investment in past due loans at September 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,493	$1,639	$1,823	$7,955	$175,715	$183,670
Commercial real estate	115	54	59	228	153,800	154,028
Multifamily	297	-	-	297	21,014	21,311
Construction	-	-	-	-	16,601	16,601
Land and land development	6	205	-	211	11,114	11,325
Commercial business	259	-	123	382	28,168	28,550
Consumer	39	79	72	190	25,727	25,917

Total	$5,209	$1,977	$2,077	$9,263	$432,139	$441,402

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of June 30, 2015, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential	Commercial			Land and Land	Commercial
	Real Estate	Real Estate	Multifamily	Construction	Development	Business	Consumer	Total
	(In thousands)

Pass	$174,242	$142,958	$23,061	$16,990	$11,298	$32,818	$25,946	$427,313
Special Mention	2,710	11,364	-	-	255	117	137	14,583
Substandard	5,992	6,530	-	-	95	309	251	13,177
Doubtful	367	-	-	-	-	-	8	375
Loss	-	-	-	-	-	-	-	-

Total	$183,311	$160,852	$23,061	$16,990	$11,648	$33,244	$26,342	$455,448

As of September 30, 2014, the recorded investment in loans by risk category was as follows:

	Residential	Commercial			Land and Land	Commercial
	Real Estate	Real Estate	Multifamily	Construction	Development	Business	Consumer	Total
	(In thousands)

Pass	$172,822	$138,854	$21,311	$16,601	$11,206	$28,127	$25,471	$414,392
Special Mention	4,233	10,226	-	-	6	278	89	14,832
Substandard	6,398	4,948	-	-	113	145	350	11,954
Doubtful	217	-	-	-	-	-	7	224
Loss	-	-	-	-	-	-	-	-

Total	$183,670	$154,028	$21,311	$16,601	$11,325	$28,550	$25,917	$441,402

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

The following table summarizes the Company’s recorded investment in TDRs at June 30, 2015 and September 30, 2014. There was no specific reserve included in the allowance for loan losses related to TDRs at June 30, 2015 and September 30, 2014.

	Accruing	Nonaccrual	Total
	(In thousands)
June 30, 2015:
Residential real estate	$2,806	$214	$3,020
Commercial real estate	5,234	-	5,234
Commercial business	17	-	17
Consumer	129	-	129

Total	$8,186	$214	$8,400

September 30, 2014:
Residential real estate	$2,710	$214	$2,924
Commercial real estate	4,671	696	5,367
Commercial business	22	-	22
Consumer	134	-	134

Total	$7,537	$910	$8,447

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three- and nine-month periods ended June 30, 2015 and 2014:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(In thousands)
June 30, 2015:
Three Months Ended June 30, 2015:
Consumer	1	$3	$3

Total	1	$3	$3

Nine Months Ended June 30, 2015:
Residential real estate	2	$165	$172
Consumer	1	3	3

Total	3	$168	$175

June 30, 2014:
Three Months Ended June 30, 2014:
Residential real estate	2	$76	$76

Total	2	$76	$76

Nine Months Ended June 30, 2014:
Residential real estate	5	$215	$235
Commercial real estate	1	716	724

Total	6	$931	$959

For the TDRs listed above, the terms of modification included reduction of the stated interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

The Company had not committed to lend any additional amounts as of June 30, 2015 and September 30, 2014 to customers with outstanding loans classified as TDRs at such dates.

There were no principal charge-offs recorded as a result of TDRs during the nine-month periods ended June 30, 2015 and 2014. There was no specific allowance for loan losses related to TDRs modified during the nine-month periods ended June 30, 2015 and 2014. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the nine-month period ended June 30, 2015, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure). During the nine-month period ended June 30, 2014, the Company had two TDRs totaling $476,000 that were modified within the previous twelve months and for which there was a payment default. No charge-offs were recognized for TDRs with subsequent payment defaults for the nine-month periods ended June 30, 2015 and 2014.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Real Estate Development and Construction

The Company is developing a parcel of land in New Albany, Indiana for retail purposes through the Bank’s subsidiary, FFCC. The total cost of the development is expected to be approximately $7.7 million, including the $7.6 million paid as of June 30, 2015. The development costs were partially funded by a loan from another financial institution. The development is substantially completed, with only certain tenant improvements in a multi-tenant retail building to be completed for current and future lessees, and nine tenants have commenced occupancy as of June 30, 2015. The development plans provide for up to twelve tenants when fully occupied.

Depreciation expense of $48,000 and $146,000 was recognized for real estate development and construction for the three- and nine-month periods ended June 30, 2015, respectively. Depreciation expense of $47,000 and $141,000 was recognized for real estate development and construction for the three- and nine-month periods ended June 30, 2014, respectively.

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

On October 15, 2014, the Company entered into an agreement to participate in the rehabilitation of a certified historic structure located in Louisville, Kentucky with a regional commercial developer. As part of the agreement, the Bank committed to invest $4.2 million into a limited liability company organized in the state of Kentucky by the commercial developer, for which it received a 99% equity interest in the entity and will receive an allocation of 99% of the operating profit and losses and any historic tax credits generated by the entity. The tax credits expected to be allocated to the Bank include federal rehabilitation investment credits totaling $4.6 million available under Internal Revenue Code Section 47. The Bank invested $417,000 on October 15, 2014 and has committed to invest an additional $417,000 when the project is 50% completed and the remaining $3.3 million when the project is fully completed and the certificate of occupancy is received. The project is expected to be fully completed in April 2016.

The Bank’s investment in the historic tax credit entity is accounted for under the equity method of accounting. At June 30, 2015, the Bank’s investment of $4.2 million was included in other assets and its unfunded capital contribution commitment of $3.8 million was included in other liabilities in the accompanying consolidated balance sheet.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share information is presented below for the three- and nine-month periods ended June 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)

Basic:
Earnings:
Net income	$2,196	$1,456	$4,923	$4,020
Less: Preferred stock dividends declared	(43)	(43)	(129)	(129)

Net income available to common shareholders	$2,153	$1,413	$4,794	$3,891

Shares:
Weighted average common shares outstanding	2,149,931	2,092,938	2,133,557	2,130,599

Net income per common share, basic	$1.00	$0.68	$2.25	$1.83

Diluted:
Earnings:
Net income	$2,196	$1,456	$4,923	$4,020
Less: Preferred stock dividends declared	(43)	(43)	(129)	(129)

Net income available to common shareholders	$2,153	$1,413	$4,794	$3,891

Shares:
Weighted average common shares outstanding	2,149,931	2,092,938	2,133,557	2,130,599
Add: Dilutive effect of outstanding options	103,545	96,885	99,515	93,256
Add: Dilutive effect of restricted stock	5,694	11,500	7,850	13,338
Weighted average common shares outstanding as adjusted	2,259,170	2,201,323	2,240,922	2,237,193

Net income per common share, diluted	$0.95	$0.64	$2.14	$1.74

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2015	2014
	(In thousands)
Cash payments for:
Interest	$2,913	$2,889
Taxes	894	1,351

Transfers from loans to foreclosed real estate	543	1,018

Proceeds from sales of foreclosed real estate financed through loans	290	496

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2015 and September 30, 2014. The Company had no liabilities measured at fair value as of June 30, 2015 or September 30, 2014.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2015:
Assets Measured - Recurring Basis:
Trading account securities	$-	$8,770	$-	$8,770

Securities available for sale:
Agency bonds and notes	$-	$7,519	$-	$7,519
Agency mortgage-backed	-	48,801	-	48,801
Agency CMO	-	21,444	-	21,444
Privately-issued CMO	-	3,599	-	3,599
Privately-issued ABS	-	6,442	-	6,442
SBA certificates	-	1,558	-	1,558
Municipal	-	90,724	-	90,724
Total securities available for sale	$-	$180,087	$-	$180,087

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$5,147	$5,147
Commercial real estate	-	-	7,153	7,153
Commercial business	-	-	321	321
Consumer	-	-	310	310
Total impaired loans	$-	$-	$12,931	$12,931

Loans held for sale	$-	$306	$-	$306

Other real estate owned, held for sale:
Residential real estate	$-	$-	$344	$344
Commercial real estate	-	-	211	211
Land and land development	-	-	3	3
Total other real estate owned	$-	$-	$558	$558

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There were no changes in the valuation techniques and related inputs used for assets measured at fair value during the nine-month period ended June 30, 2015.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2015 and September 30, 2014, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the nine-month periods ended June 30, 2015 and 2014, the Company recognized provisions for loan losses of $49,000 and $2,000, respectively, for impaired loans. No provisions for loan losses were recognized for the three-month periods ended June 30, 2015 and 2014 for impaired loans.

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

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At June 30, 2015, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value ranging from 15.0% to 56.5% with a weighted average of 21.3%. At September 30, 2014, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value ranging from 13.3% to 50.0% with a weighted average of 18.7%. The Company did not recognize any charges to write down other real estate owned to fair value for the three months ended June 30, 2015. The Company recognized charges of $33,000 to write down other real estate owned to fair value for the nine months ended June 30, 2015. The Company recognized charges of $80,000 and $181,000 to write down other real estate owned to fair value for the three and nine months ended June 30, 2014, respectively.

Transfers Between Categories. There were no transfers into or out of Level 3 financial assets for the nine-month periods ended June 30, 2015 and 2014. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine-month periods ended June 30, 2015 and 2014.

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

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2015:

Financial assets:
Cash and due from banks	$7,963	$7,963	$-	$-
Interest-bearing deposits with banks	13,428	13,428	-	-
Interest-bearing time deposits	2,235	-	2,240	-
Trading account securities	8,770	-	8,770	-
Securities available for sale	180,087	-	180,087	-
Securities held to maturity	4,941	-	5,485	-

Loans, net	447,665	-	-	447,102

Loans held for sale	306	-	306	-
FRB and FHLB stock	6,647	-	6,647	-
Accrued interest receivable	2,824	-	2,824	-
Investment in historic tax credit entity (included in other assets)	4,169	-	4,169	-

Financial liabilities:
Deposits	528,955	-	-	531,902
Short-term repurchase agreements	1,341	-	1,341	-
Borrowings from FHLB	94,626	-	96,119	-
Other long-term debt	4,678	-	4,678	-
Accrued interest payable	179	-	179	-
Advance payments by borrowers for taxes and insurance	641	-	641	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2014:

Financial assets:
Cash and due from banks	$8,853	$8,853	$-	$-
Interest-bearing deposits with banks	11,477	11,477	-	-
Interest-bearing time deposits	1,500	-	1,496	-
Trading account securities	5,319	-	5,319	-
Securities available for sale	184,697	-	184,697	-
Securities held to maturity	5,419	-	5,849	-

Loans, net	433,876	-	-	434,023

Loans held for sale	281	-	281	-
FHLB stock	6,517	-	6,517	-
Accrued interest receivable	2,511	-	2,511	-
Interest rate cap (included in other assets)	1	-	1	-

Financial liabilities:
Deposits	533,194	-	-	535,364
Short-term repurchase agreements	1,338	-	1,338	-
Borrowings from FHLB	79,548	-	79,455	-
Other long-term debt	4,812	-	4,812	-
Accrued interest payable	175	-	175	-
Advance payments by borrowers for taxes and insurance	748	-	748	-

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three- and nine-month periods ended June 30, 2015 amounted to $122,000 and $722,000, respectively. Compensation expense recognized for the three- and nine-month periods ended June 30, 2014 amounted to $96,000 and $617,000, respectively. Company common stock held by the ESOP trust at June 30, 2015 and September 30, 2014 was as follows:

	June 30,	September 30,
	2015	2014

Allocated shares	160,750	132,339
Unearned shares	23,882	53,706
Total ESOP shares	184,632	186,045

Fair value of unearned shares	$710,000	$1,341,000

10.	Stock Based Compensation Plans

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were later granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The restricted stock vests ratably over a five-year period from the grant date. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the three- and nine-month periods ended June 30, 2015 amounted to $31,000 and $162,000, respectively. Compensation expense related to restricted stock recognized for the three- and nine-month periods ended June 30, 2014 amounted to $65,000 and $195,000, respectively. A summary of the Company’s nonvested restricted shares activity under the Plan as of June 30, 2015 and changes during the nine-month period then ended is presented below.

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2014	19,610	$13.25
Granted	-	-
Vested	(19,610)	$13.25
Forfeited	-	-

Nonvested at June 30, 2015	-	$-

There were 19,610 and 19,620 restricted shares that vested during the nine-month periods ended June 30, 2015 and 2014, respectively. The total fair value of restricted shares that vested during the nine-month periods ended June 30, 2015 and 2014 were $575,000 and $479,000, respectively. At June 30, 2015, all restricted shares granted under the Plan were fully vested and therefore there was no unrecognized compensation expense related to nonvested restricted shares at that date.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of stock option activity under the Plan as of June 30, 2015, and changes during the nine-month period then ended is presented below.

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value
	(Dollars in thousands, except per share data)

Outstanding at October 1, 2014	234,232	$13.25	5.6	$2,743
Granted	-	-
Exercised	(20,972)	$13.25		$250
Forfeited or expired	-	-

Outstanding at June 30, 2015	213,260	$13.25	4.9	$3,519

Exercisable at June 30, 2015	213,260	$13.25	4.9	$3,519

There were no stock options granted but 20,972 stock options were exercised during the nine-month period ended June 30, 2015. There were no stock options granted or exercised during the nine-month period ended June 30, 2014. The Company recognized compensation expense related to stock options of $18,000 and $95,000 for the three- and nine-month periods ended June 30, 2015, respectively. The Company recognized compensation expense related to stock options of $38,000 and $114,000 for the three- and nine-month periods ended June 30, 2014. At June 30, 2015, all stock options granted under the Plan were fully vested and therefore there was no unrecognized compensation expense related to nonvested stock options at that date.

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

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to nine 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the sixteenth dividend period ended June 30, 2015 was 1.0% and the weighted average dividend rate for the nine-month period ended June 30, 2015 was 1.0%. The dividend rate for the seventeenth dividend period through the eighteenth dividend period will be 1.0%.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customer and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in July 2015 the FASB affirmed its proposal to defer the effective date of ASU 2014-09 by one year, making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Companies have the option to apply ASU 2014-09 as of the original effective date. Early adoption is not permitted. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

During the nine-month period ended June 30, 2015, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2014.

Comparison of Financial Condition at June 30, 2015 and September 30, 2014

Cash and Cash Equivalents. Cash and cash equivalents increased $1.1 million, from $20.3 million at September 30, 2014 to $21.4 million at June 30, 2015.

Loans. Net loans receivable increased $13.8 million, from $433.9 million at September 30, 2014 to $447.7 million at June 30, 2015, due primarily to increases in commercial real estate and commercial business loans of $6.8 million and $4.7 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Trading Account Securities. Trading account securities increased $3.5 million, from $5.3 million at September 30, 2014 to $8.8 million at June 30, 2015. Trading account securities are comprised of investment grade municipal bonds and the portfolio is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission.

Securities Available for Sale. Securities available for sale decreased $4.6 million, from $184.7 million at September 30, 2014 to $180.1 million at June 30, 2015, due primarily to maturities of $8.4 million and principal repayments of $14.1 million, which more than offset purchases of $19.1 million. The decrease in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities, including mortgage-backed securities and CMOs, was due primarily to principal repayments.

Securities Held to Maturity. Investment securities held-to-maturity decreased $478,000, from $5.4 million at September 30, 2014 to $4.9 million at June 30, 2015. There were no purchases of securities held to maturity, and partial calls and principal repayments on mortgage-backed securities totaled $473,000 during the nine-month period ended June 30, 2015.

Other Assets. Other assets increased $4.8 million, from $2.6 million at September 30, 2014 to $7.4 million at June 30, 2015, due primarily to the Bank’s $4.2 million commitment to invest in a historic tax credit entity. See Note 5 of the Notes to Consolidated Financial Statements beginning on page 8 of this quarterly report for additional information regarding the investment in the historic tax credit entity.

Deposits. Total deposits decreased $4.2 million, from $533.2 million at September 30, 2014 to $529.0 million at June 30, 2015, due primarily to decreases in money market accounts and certificates of deposit of $15.4 million and $9.7 million, respectively, which more than offset increases in noninterest-bearing demand deposit accounts, interest-bearing demand deposit accounts and savings accounts of $11.4 million, $7.3 million and $2.2 million, respectively, during the period. The decrease in money market accounts and the increase in interest-bearing demand deposit accounts are due primarily to the reclassification of a single depository relationship of $13.4 million from money market accounts to interest-bearing demand deposit accounts. The decrease in retail certificates of deposit is primarily attributed to maturities that customers are investing in more liquid deposit accounts given the low interest rate environment. Management continues to utilize brokered certificates of deposit in order to take advantage of historically low interest rates, provide short-term liquidity, replace attrition of retail certificates of deposit and provide funding for loan originations. Brokered certificates of deposit totaled $57.8 million at June 30, 2015 and September 30, 2014.

Borrowings. Borrowings from the FHLB increased $15.1 million, from $79.5 million at September 30, 2014 to $94.6 million at June 30, 2015. Borrowings from the FHLB have increased in order to provide funding for loan originations.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Stockholders’ Equity. Stockholders’ equity increased $4.9 million, from $87.1 million at September 30, 2014 to $92.0 million at June 30, 2015. Retained earnings increased $4.1 million due to net income available to common shareholders of $4.8 million, partially offset by common stock cash dividends of $734,000. Accumulated other comprehensive income decreased $393,000 as a result of a decrease in net unrealized gains on securities available for sale, which is due to changes in the yield curve and long-term rate forecasts. Book value (common stockholders’ equity) per common share was $34.27 at June 30, 2015 as compared to $32.21 at September 30, 2014. Tangible book value (common stockholders’ equity, less goodwill and core deposit intangibles) per common share was $29.97 at June 30, 2015 as compared to $27.76 at September 30, 2014.

Results of Operations for the Nine Months Ended June 30, 2015 and 2014

Overview. The Company reported net income of $4.9 million and net income available to common shareholders of $4.8 million, or $2.14 per diluted share, for the nine-month period ended June 30, 2015 compared to net income of $4.0 million and net income available to common shareholders of $3.9 million, or $1.74 per diluted share, for the nine-month period ended June 30, 2014. The increase in net income and net income available to common shareholders was due primarily to a gain on life insurance of $831,000 recognized in the 2015 period. The annualized return on average assets, average equity and average common stockholders’ equity were 0.91%, 7.28% and 8.98%, respectively, for the nine-month period ended June 30, 2015. The annualized return on average assets, average equity and average common stockholders’ equity were 0.78%, 6.40% and 8.04%, respectively, for the nine-month period ended June 30, 2014.

Net Interest Income. Net interest income increased $69,000, or 0.4%, for the nine-month period ended June 30, 2015 compared to the same period in 2014. Average interest-earnings assets increased $27.2 million and average interest-bearing liabilities increased $14.3 million when comparing the two periods. The tax-equivalent interest rate spread was 3.74% for 2015 compared to 3.87% for 2014.

Total interest income increased $202,000, or 1.0%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $27.2 million, from $630.7 million for 2014 to $657.9 million for 2015, which more than offset the change in interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 4.52% for 2014 to 4.40% for 2015. The average balance of loans and interest-bearing deposits with banks increased $21.9 million and $4.0 million, respectively, when comparing the two periods.

Total interest expense increased $133,000, or 4.9%, due primarily to an increase in the average balance of interest-bearing liabilities of $14.3 million, from $551.2 million for 2014 to $565.5 million for 2015, and a slight increase in the average tax-equivalent yield on interest-bearing liabilities from 0.65% for 2014 to 0.66% for 2015. The average balance of total interest-bearing deposits increased $10.4 million and the average balance of borrowings increased $3.9 million when comparing the two periods.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the nine-month periods ended June 30, 2015 and 2014. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Nine Months Ended June 30,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$16,253	$35	0.29%	$12,257	$27	0.29%
Loans	449,641	16,070	4.77	427,752	15,808	4.93
Investment securities	135,102	4,584	4.52	136,410	4,589	4.49
Agency mortgage-backed securities	49,825	778	2.08	48,599	764	2.10
FRB and FHLB stock	7,068	223	4.21	5,644	186	4.39
Total interest-earning assets	657,889	21,690	4.40	630,662	21,374	4.52

Non-interest-earning assets	66,747			59,564
Total assets	$724,636			$690,226

Liabilities and equity:
NOW accounts	$114,000	$170	0.20%	$116,108	$181	0.21%
Money market deposit accounts	79,581	170	0.28	72,810	181	0.33
Savings accounts	71,628	34	0.06	69,636	33	0.06
Time deposits	201,101	1,460	0.97	197,383	1,404	0.95
Total interest-bearing deposits	466,310	1,834	0.52	455,937	1,799	0.53

Borrowings (1)	99,223	982	1.32	95,276	884	1.24
Total interest-bearing liabilities	565,533	2,816	0.66	551,213	2,683	0.65

Non-interest-bearing deposits	59,603			50,649
Other non-interest-bearing liabilities	9,326			4,562
Total liabilities	634,462			606,424

Total equity	90,174			83,802
Total liabilities and equity	$724,636			$690,226
Net interest income		$18,874			$18,691
Interest rate spread			3.74%			3.87%
Net interest margin			3.83%			3.95%
Average interest-earning assets to average interest-bearing liabilities			116.33%			114.41%

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the nine-month periods ended June 30, 2015 and 2014. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$-	$8	$8
Loans	(454)	716	262
Investment securities	11	(16)	(5)
Agency mortgage-backed securities	(9)	23	14
Other interest-earning assets	(7)	44	37
Total interest-earning assets	(459)	775	316

Interest expense:
Deposits	(179)	214	35
Borrowings (1)	60	38	98
Total interest-bearing liabilities	(119)	252	133
Net increase (decrease) in net interest income	$(340)	$523	$183

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses was $627,000 for the nine-month period ended June 30, 2015 compared to $904,000 for the same period in 2014. The decrease in the provision for loans losses for 2015 as compared to the prior period was due primarily to an improvement in asset quality and a decrease in net charge-offs when comparing the two periods.

The Company recognized net charge-offs of $357,000 for the nine-month period ended June 30, 2015 compared to net charge-offs of $450,000 for the same period in 2014.

The recorded investment in nonperforming loans was $5.0 million at June 30, 2015 compared to $4.3 million at September 30, 2014 and $4.9 million at June 30, 2014. Nonperforming loans at June 30, 2015 include nonaccrual loans of $4.8 million and loans totaling $278,000 that are over 90 days past due but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery. The increase in nonperforming loans from September 30, 2014 to June 30, 2015 is due primarily to a single commercial real estate loan with an outstanding balance of $1.5 million that was placed on nonaccrual status as of June 30, 2015. At June 30, 2015, this loan was current but in that month the borrower requested a six-month payment deferral beginning in July 2015. Although a restructuring of this loan did not occur as of the balance sheet date, it was placed on nonaccrual status.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Gross loans receivable increased $31.7 million from $435.8 million at June 30, 2014 to $467.5 million at June 30, 2015, primarily due to increases in permanent commercial real estate, commercial real estate construction and residential real estate construction, and commercial business loans of $19.7 million, $8.2 million, $3.2 million and $2.6 million respectively, which more than offset a decrease in multi-family loans of $4.2 million. The increase in commercial real estate loans when comparing the two periods is due primarily to an increase in loans originated to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties located outside of the Company’s primary market area and that are primarily leased to investment grade national-brand retailers. At June 30, 2015, $47.8 million, or 29.7% of the commercial real estate loan portfolio and 10.2% of the total loan portfolio, consisted of these loans as compared to $27.1 million, or 19.2%, of the commercial real estate loan portfolio and 6.2% of the total loan portfolio, at June 30, 2014.

The allowance for loan losses was $6.5 million at June 30, 2015 compared to $6.3 million at September 30, 2014 and $6.0 million at June 30, 2014. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income. Noninterest income increased $349,000 for the nine-month period ended June 30, 2015 as compared to the same period in 2014. The increase was due primarily to the gain on life insurance of $831,000, which more than offset decreases in net gain on sale of trading account securities, other income and net gain on sales of available for sale securities of $367,000, $194,000 and $123,000, respectively. The Company did not sell any available for sale securities during the 2015 period. The decrease in other income is due primarily to a litigation settlement of $277,000 received in the March 2014 quarter as a partial recovery of losses on commercial bond investments recognized by Community First Bank in 2008.

Noninterest Expense. Noninterest expenses increased $212,000 for the nine-month period ended June 30, 2015 as compared to the same period in 2014. The increase was due primarily to increases in compensation and benefits expense, advertising and data processing of $176,000, $138,000 and $121,000, respectively, which more than offset decreases in losses and expenses related to other real estate owned and professional fees of $207,000 and $145,000, respectively. The increase in compensation and benefits expense is due primarily to normal salary, wages and benefits increases; increased incentive compensation based on Company performance; and increased staffing as a result of the Company’s enhanced focus on U.S. Small Business Administration program lending. The increase in data processing expense is due primarily to contract termination costs of $68,000 incurred during the 2015 period. The decrease in professional fees expense is due primarily to $257,000 of expense incurred in the 2014 period for consulting services related to a revenue enhancement and operating expense efficiencies project.

Income Tax Expense. The Company recognized income tax expense of $1.2 million for the nine months ended June 30, 2015, for an effective tax rate of 19.1%, compared to income tax expense of $1.6 million, for an effective tax rate of 28.2%, for the same period in 2014. The decreases in income tax expense and the effective tax rate for the 2015 period were due primarily to a higher level of nontaxable income as a result of the gain on life insurance and the Company’s captive insurance subsidiary, which was formed in September 2014.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Overview. The Company reported net income and net income available to common shareholders of $2.2 million, or $0.95 per diluted share, for the three-month period ended June 30, 2015 compared to net income of $1.5 million and net income available to common shareholders of $1.4 million, or $0.64 per diluted share, for the three-month period ended June 30, 2014. The increase in net income and net income available to a common shareholders was due primarily to the gain on life insurance of $831,000 recognized in the 2015 period. The annualized return on average assets, average equity and average common stockholders’ equity were 1.21%, 9.60% and 11.82%, respectively, for the three-month period ended June 30, 2015. The annualized return on average assets, average equity and average common stockholders’ equity were 0.83%, 6.88% and 8.62%, respectively, for the three-month period ended June 30, 2014.

Net Interest Income. Net interest income decreased $67,000, or 1.1%, for the three-month period ended June 30, 2015 compared to the same period in 2014. Average interest-earnings assets increased $16.4 million and the tax-equivalent interest rate spread was 3.72% for 2015 as compared to 3.84% for 2014.

Total interest income decreased $7,000, or 0.1%, when comparing the two periods due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 4.46% for 2014 to 4.38% for 2015, which more than offset the change in interest income due to an increase in the average balance of interest-earning assets of $16.4 million, from $643.4 million for 2014 to $659.8 million for 2015. The average balance of loans and interest-bearing deposits with banks increased $19.0 million and $4.9 million, respectively, which more than offset a decrease in the average balance of total investment securities of $9.0 million, when comparing the two periods.

Total interest expense increased $60,000, or 6.7%, due primarily to an increase in the average cost of interest-bearing liabilities from 0.62% for 2014 to 0.66% for 2015. The average balance of interest-bearing liabilities was $561.8 million for both the 2014 and 2015 periods. The average balance of borrowings increased $2.1 million and the average balance of total interest-bearing deposits decreased $2.2 million when comparing the two periods.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended June 30, 2015 and 2014. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$17,708	$12	0.27%	$12,788	$10	0.31%
Loans	452,324	5,306	4.69	433,291	5,284	4.88
Investment securities	134,616	1,569	4.66	141,111	1,551	4.40
Agency mortgage-backed securities	48,039	254	2.11	50,532	270	2.14
FRB and FHLB stock	7,157	77	4.30	5,675	58	4.09
Total interest-earning assets	659,844	7,218	4.38	643,397	7,173	4.46

Non-interest-earning assets	67,549			62,004
Total assets	$727,393			$705,401

Liabilities and equity:
NOW accounts	$115,114	$57	0.20%	$115,828	$59	0.20%
Money market deposit accounts	77,890	45	0.23	74,794	61	0.33
Savings accounts	73,500	12	0.07	71,354	12	0.07
Time deposits	203,303	480	0.94	209,998	457	0.87
Total interest-bearing deposits	469,807	594	0.51	471,974	589	0.50

Borrowings (1)	92,003	339	1.47	89,873	284	1.26
Total interest-bearing liabilities	561,810	933	0.66	561,847	873	0.62

Non-interest-bearing deposits	63,870			53,794
Other non-interest-bearing liabilities	10,260			5,049
Total liabilities	635,940			620,690

Total equity	91,453			84,711
Total liabilities and equity	$727,393			$705,401
Net interest income		$6,285			$6,300
Interest rate spread			3.72%			3.84%
Net interest margin			3.81%			3.92%
Average interest-earning assets to average interest-bearing liabilities			117.45%			114.51%

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the three-month periods ended June 30, 2015 and 2014. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$(1)	$3	$2
Loans	(171)	193	22
Investment securities	82	(64)	18
Agency mortgage-backed securities	(4)	(12)	(16)
Other interest-earning assets	3	16	19
Total interest-earning assets	(91)	136	45

Interest expense:
Deposits	7	(2)	5
Borrowings (1)	48	7	55
Total interest-bearing liabilities	55	5	60
Net increase (decrease) in net interest income	$(146)	$131	$(15)

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses was $208,000 for the three-month period ended June 30, 2015 compared to $300,000 for the same period in 2014. The decrease in the provision for loans losses for 2015 as compared to the prior period was due primarily to an improvement in asset quality and a decrease in net charge-offs when comparing the two periods.

The Company recognized net charge-offs of $202,000 for the three-month period ended June 30, 2015 compared to net charge-offs of $368,000 for the same period in 2014.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $646,000 for the three-month period ended June 30, 2015 as compared to the same period in 2014. The increase was due primarily to the $831,000 gain on life insurance, which more than offset decreases in net gain on trading account securities and net gain on sales of available for sale securities of $165,000 and $122,000, respectively. The Company did not sell any available for sale securities during the 2015 period.

Noninterest Expense. Noninterest expenses increased $147,000 for the three-month period ended June 30, 2015 as compared to the same period in 2014. The increase was due primarily to an increase in compensation and benefits expense of $247,000, which more than offset a decrease in net loss on other real estate owned of $120,000. The increase in compensation and benefits expense is due primarily to normal salary, wages and benefits increases; increased incentive compensation based on Company performance; and increased staffing as a result of the Company’s enhanced focus on U.S. Small Business Administration program lending. The decrease in net loss on other real estate owned is due primarily to $181,000 in provisions for losses on other real estate owned during the 2014 period as compared to $33,000 in provisions for losses for the 2015 period.

Income Tax Expense. The Company recognized income tax expense of $318,000 for the three months ended June 30, 2015, for an effective tax rate of 12.6%, compared to income tax expense of $534,000, for an effective tax rate of 26.8%, for the same period in 2014. The decreases in income tax expense and the effective tax rate for the three months ended June 30, 2015 were due primarily to a higher level of nontaxable income as a result of the gain on life insurance and the Company’s captive insurance subsidiary, which was formed in September 2014.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2015, the Bank had cash and cash equivalents of $21.4 million, trading account securities with a fair value of $8.8 million and securities available-for-sale with a fair value of $180.1 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

The Bank’s primary investing activity is the origination of commercial real estate and one-to-four family mortgage loans and, to a lesser extent, consumer, multi-family, commercial business and residential and commercial real estate construction loans. The Bank also invests in U.S. government agency and sponsored enterprises securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, and municipal bonds.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. During the nine months ended June 30, 2015 the Bank declared and paid dividends to the Company totaling $8.5 million. At June 30, 2015, the Company (unconsolidated basis) had liquid assets of $15.2 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2015, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 8.58%, 11.79%, 11.79% and 13.04%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At June 30, 2015, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine-months ended June 30, 2015, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

	At June 30, 2015		At September, 2014
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$1,619	3.37%	$(1,754)	(7.04)%
200bp	1,104	2.30	(1,132)	(4.54)
100bp	471	0.98	(552)	(2.22)
Static	-	-	-	-
(100)bp	(1,562)	(3.25)	(239)	(0.96)

At June 30, 2015, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $471,000 or 0.98% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 2.30% and 3.37%, respectively.

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

	At June 30, 2015
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$113,358	$(4,265)	(3.63)%	17.27%	110	bp
200bp	119,957	2,334	1.98	17.55	138	bp
100bp	123,140	5,517	4.69	17.37	120	bp
Static	117,623	-	-	16.17	-	bp
(100)bp	106,368	(11,255)	(9.57)	14.40	(177	)bp

	At September 30, 2014
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$106,910	$(14,317)	(11.81)%	16.91%	(28	)bp
200bp	114,585	(6,642)	(5.48)	17.44	25	bp
100bp	122,696	1,469	1.21	17.92	73	bp
Static	121,227	-	-	17.19	-	bp
(100)bp	111,206	(10,021)	(8.27)	15.52	(167	)bp

The previous table indicates that at June 30, 2015, the Company would expect an increase in its EVE in the event of a sudden and sustained 100 to 200 basis point increase but a decrease in EVE in the event of a sudden and sustained 300 basis point increase and/or a 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at June 30, 2015 comprised approximately 44.5% of the loan portfolio.

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

During the quarter ended June 30, 2015, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2015:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2015 through April 30, 2015	-	$-	-	83,073
May 1, 2015 through May 31, 2015	4,483	$29.50	4,483	78,590
June 1, 2015 through June 30, 2015	-	$-	-	78.590

Total	-	$-	-	78,590

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

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated August 14, 2015	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated August 14, 2015	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-62-