Form 10-K
period 2015-09-30
First Savings Financial Group Inc
filed 2015-12-29
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $54.0 million, based upon the closing price of $28.95 per share as quoted on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2015.

The number of shares outstanding of the registrant’s common stock as of December 11, 2015 was 2,196,220.

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

General

First Savings Financial Group, Inc., an Indiana corporation, was incorporated in May 2008 to serve as the holding company for First Savings Bank (the “Bank” or “First Savings Bank”). On October 6, 2008, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly-owned subsidiary of First Savings Financial Group. In connection with the conversion, the Company issued an aggregate of 2,542,042 shares of common stock at an offering price of $10.00 per share. In addition, in connection with the conversion, First Savings Charitable Foundation was formed, to which the Company contributed 110,000 shares of common stock and $100,000 in cash. The Company’s common stock began trading on the NASDAQ Capital Market on October 7, 2008 under the symbol “FSFG”.

In accordance with a Plan of Charter Conversion adopted by the Board of Directors of First Savings Bank on May 21, 2014, First Savings Bank converted from a federally-chartered savings bank to an Indiana-chartered commercial bank and became a member the Federal Reserve System effective December 19, 2014. As a result of the Bank’s charter conversion, First Savings Financial Group converted to a bank holding company and simultaneously elected financial holding company status effective December 19, 2014. See Note 27 of the Notes to Consolidated Financial Statements beginning of page F-1 of this annual report for additional information regarding the charter conversions.

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

First Savings Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in its primary market area. We attract deposits from the general public and use those funds to originate primarily residential and commercial mortgage loans. We also originate commercial business loans, residential and commercial construction loans, multi-family loans, land and land development loans, and consumer loans. We conduct our lending and deposit activities primarily with individuals and small businesses in our primary market area, except as otherwise discussed herein.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2015, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held approximately 12.84%, 2.98%, 32.63%, 80.96% and 10.81% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, may have greater resources.

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

Lending Activities

Consistent with the Bank’s conversion to an Indiana-chartered commercial bank in December 2014, the Bank is continuing the process of transforming the composition of its balance sheet from that of a traditional thrift institution to that of a commercial bank. We intend to continue to emphasize residential lending, primarily secured by owner-occupied properties, but also to continue concentrating on ways to expand our consumer/retail banking capabilities and our commercial banking services with a focus on serving small businesses and emphasizing relationship banking in our primary market area.

The largest segment of our loan portfolio is real estate mortgage loans, primarily one- to four-family residential loans, including non-owner occupied residential loans that were predominately originated before 2005, and, to a lesser but growing extent, commercial real estate, multi-family real estate and commercial business loans. We also originate residential and commercial construction loans, land and land development loans, and consumer loans. We generally originate loans for investment purposes, although, depending on the interest rate environment and our asset/liability management goals, we may sell into the secondary market the 25-year and 30-year fixed-rate residential mortgage loans that we originate. We do not offer, have not offered and have not purchased or acquired Alt-A, sub-prime or no-documentation loans.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 80%, including that for non-owner occupied residential real estate loans whose loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding. Non-owner occupied loans originated before 2005, however, were generally originated with loan-to-value ratios up to 80%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance. However, the total balance of residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $13.0 million, of which some do not have private mortgage insurance or government guaranty. We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

At September 30, 2015, our largest one- to four-family residential loan had an outstanding balance of $1.4 million. This loan, which was originated in February 2014 and is secured by a multiple new-construction, non-owner occupied properties, was performing in accordance with its original terms at September 30, 2015.

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

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are leased to investment grade national-brand retailers, the borrowers and collateral properties for which are out of our primary market area. This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees. The terms of the loans are generally consistent with the aforementioned terms of in-market commercial real estate loans; however, these cannot exceed 70% loan-to-value and loan maturities cannot exceed the expiration of the underlying leases. In addition, the Company has established guidelines with respect to concentrations by state, lessee and industry of lessees as a percent of the overall loan portfolio, and as a percent of capital. The average size of these loans originated was $1.1 million and the portfolio balance was $59.6 million at September 30, 2015. Our largest such loan, which was originated in August 2014 and secured by a single-tenant commercial retail building, had an outstanding balance of $2.5 million at September 30, 2015 and was performing in accordance with its original terms at September 30, 2015.

At September 30, 2015, our largest commercial real estate loan had an outstanding balance of $5.6 million. This loan, which was originated in July 2015 and is secured by multiple single-tenant commercial retail buildings, was performing in accordance with its original terms at September 30, 2015.

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

We also originate speculative construction loans to builders who have not identified a buyer or lessee for the completed property at the time of origination. At September 30, 2015, we had approved commitments for speculative construction loans of $8.9 million, of which $5.1 million was outstanding. We require a maximum loan-to-value ratio of 80% for speculative construction loans. At September 30, 2015, our largest construction loan relationship was for a commitment of $5.6 million, of which $381,000 was outstanding. This loan, which was originated in May 2015 and is secured by a childcare facility that is leased by a foundation associated with a major Indiana-based university, was performing in accordance with its original terms at September 30, 2015.

Land and Land Development Loans. On a limited basis, we originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions. Land development loans are generally interest-only loans for a term of 18 to 24 months. We generally require a maximum loan-to-value ratio of 75% of the appraisal market value upon completion of the project. We generally do not require any cash equity from the borrower if there is sufficient indicated equity in the collateral property. Development plats and cost verification documents are required from borrowers before approving and closing the loan. Our loan officers are required to personally visit the proposed development site and the sites of competing developments. We also originate loans to individuals secured by undeveloped land held for investment purposes. At September 30, 2015, our largest land development loan had an outstanding balance of $1.2 million. This loan, which was originated in January 2015, was performing in accordance with its original terms at September 30, 2015.

Multi-Family Real Estate Loans. We offer multi-family mortgage loans that are generally secured by properties in our primary market area. Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. At September 30, 2015, our largest multi-family mortgage loan had an outstanding balance of $2.1 million. This loan, which was originated in August 2010, was performing in accordance with its original terms at September 30, 2015.

Consumer Loans. Although we offer a variety of consumer loans, our consumer loan portfolio consists primarily of home equity loans, both fixed-rate amortizing term loans with terms up to 15 years and adjustable rate lines of credit with interest rates equal to a margin above the prime lending rate. We also offer auto and truck loans, personal loans and small boat loans. Consumer loans typically have shorter maturities and higher interest rates than traditional one-to four-family lending. We typically do not make home equity loans with loan-to-value ratios exceeding 90%, including any first mortgage loan balance. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. At September 30, 2015, our largest consumer loan was a home equity line of credit with a commitment of $300,000, of which $263,000 was outstanding. This loan, which was originated in December 2004 and is secured by a first mortgage on a personal residence, was performing in accordance with its original terms at September 30, 2015.

Commercial Business Loans. We typically offer commercial business loans to small businesses located in our primary market area. Commercial business loans are generally secured by equipment and general business assets. Key loan terms and covenants vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors, and personal guarantees are typically required as part of the loan commitment. At September 30, 2015, our largest commercial business loan was for a commitment of $7.0 million, of which $4.7 million was outstanding. This loan, which was originated in July 2008 and most recently renewed in April 2015 and is secured by contract assignments and accounts receivable, was performing in accordance with its original terms at September 30, 2015.

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

Loan Originations, Sales and Purchases. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising, and referrals from customers and centers of influence, such as real estate agents, attorneys, accountants and other professionals.

We have not historically sold whole loans, other than long-term fixed-rate residential mortgage loans that we originate, which we generally sell in the secondary market. We have not historically purchased whole loans; however, we acquired four brokered whole loans during the year ended September 30, 2012. The loans were purchased at an average of 0.90% of their principal balance and are secured by multi-family and retail shopping centers located in Indiana. At September 30, 2015, three of these loans remained outstanding with a total principal balance of $4.2 million and were performing in accordance with their original terms.

While we generally do not sell participation interests in loans originated by us or purchase participation interests in loans originated by other financial institutions in order to supplement our lending portfolio, we may sell or purchase participation interests in loans from time to time depending on various factors. At September 30, 2015, $19.9 million of loans included sold participation interests of $12.2 million, for a net position of $7.7 million outstanding in our portfolio. At September 30, 2015, acquired participation interests of loans from four lending relationships totaled $5.0 million and our largest purchased participation interest with a single borrower was $2.1 million. This loan, which was originated in June 2011 and is secured by a local county hospital facility, was performing in accordance with its original terms at September 30, 2015.

Beginning in April 2015, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in U.S. Small Business Administration (“SBA”) lending in order to enhance the Company’s proficiency in SBA 7(a) program loan originations and sales. The Bank intends to continue hiring additional business development officers and appropriate supporting staff during the fiscal year ending September 30, 2016 in order to grow this program, the borrowers and collateral for which are out of our primary market area. The primary purpose of the program is to originate SBA 7(a) program loans and sell the amounts guaranteed by the SBA in the secondary market. The program is also designed to diversify the Company’s geographic and interest rate risk profile with respect to the retained unguaranteed amounts given the geographic dispersion of the loans and collateral, and their floating rate structure. The Company originated $5.7 million of these loans during 2015, of which $5.3 million was outstanding and included in loans held for sale with a fair value of $5.8 million at September 30, 2015 on the balance sheet of the Consolidated Financial Statements beginning on page F-1 of this annual report. See Note 22 of the Notes to Consolidated Financial Statements beginning of page F-1 of this annual report for additional information regarding the fair value election for SBA loans held for sale at September 30, 2015.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At September 30, 2015, our regulatory limit on loans to one borrower was $10.4 million. At that date, our largest lending relationship was for a commitment of $8.0 million, of which $5.6 million was outstanding, and was performing according to its original terms at that date. This loan relationship is secured by various commercial real estate properties and land intended for future development.

Loan Commitments. We issue commitments for residential and commercial mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days. See Note 19 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various U.S. government agencies and sponsored enterprises, securities of various state and municipal governments, mortgage-backed securities, collateralized mortgage obligations and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in other permissible securities. As a member of the Federal Reserve System and Federal Home Loan Bank System, in particular a member of the Federal Home Loan Bank of Indianapolis (“FHLB”), First Savings Bank is also are required to acquire and hold shares of capital stock in the Federal Reserve Bank and FHLB.

At September 30, 2015, our investment portfolio consisted primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and a pass-through asset-backed security guaranteed by the SBA. We have invested $10.0 million in a managed brokerage account that invests in small and medium lot, investment grade municipal bonds and these securities are classified as trading account securities. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At September 30, 2015, trading account securities recorded at fair value totaled $9.0 million.

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

Deposit Accounts. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts and time deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our deposit pricing strategy has typically been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.

Borrowings. We use advances from the FHLB to supplement our investable funds. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System functions as a central reserve bank providing credit for member financial institutions. First Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of the U.S., U.S. government agencies or U.S. government-sponsored enterprises), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. We have a federal funds purchased line of credit facility with another financial institution that is subject to continued borrower eligibility and is intended to support short-term liquidity needs. We also utilize brokered certificates of deposit and retail repurchase agreements as sources of borrowings and may use broker repurchase agreements and internet certificates of deposit from time to time, depending on our liquidity needs and pricing of these facilities versus other funding alternatives.

Personnel

As of September 30, 2015, we had 148 full-time employees and 22 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company has two wholly-owned subsidiaries, First Savings Bank and First Savings Insurance Risk Management, Inc (the “Captive”). The Bank has three subsidiaries, Southern Indiana Financial Corporation and FFCC, Inc. (“FFCC”), both of which are organized as Indiana corporations, and First Savings Investments, Inc., a Nevada corporation. Southern Indiana Financial Corporation is an independent insurance agency, offering various types of annuities and life insurance policies, but is currently inactive. FFCC participates in the development and leasing of commercial real estate. First Savings Investments, Inc. holds and manages an investment securities portfolio. The Captive, an insurance subsidiary of the Company formed during the fourth fiscal quarter of 2014, is a Nevada corporation that provides property and casualty insurance to the Company, the Bank and the Bank’s active subsidiaries. In addition, the Captive provides reinsurance to eight other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.

REGULATION AND SUPERVISION

General

First Savings Bank converted its charter from a federal savings bank to an Indiana commercial bank on December 19, 2014. First Savings Bank, as an Indiana commercial bank, is subject to extensive regulation, examination and supervision by the Indiana Department of Financial Institutions (“INDFI”). As a member bank of the Federal Reserve System, First Savings Bank’s primary federal regulator is the Federal Reserve Board (“FRB”). First Savings Bank is also a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. First Savings Bank must file reports with its regulatory agencies concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the INDFI and FRB to evaluate First Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the Deposit Insurance Fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the INDFI, FRB, or Congress, could have a material adverse impact on First Savings Financial Group and First Savings Bank and their operations.

Certain of the regulatory requirements that are or will be applicable to First Savings Bank and First Savings Financial Group are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on First Savings Bank and First Savings Financial Group.

Regulation of First Savings Bank

Business Activities. The activities of Indiana banks, such as First Savings Bank, are governed by Indiana and federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which banks may engage. As an Indiana commercial bank, First Savings Bank is not constrained by percentage of assets or capital limits on specific types of lending, as was the case with the previous federal savings bank charter.

Federal law generally limits the activities as principal and equity investments of FDIC insured state banks to those permitted for national banks. Activities as principal of state bank subsidiaries are also limited to those permitted for subsidiaries of national banks, absent regulatory approval for a particular subsidiary activity. In addition, federal law limits the authority of Federal Reserve System member banks, such as First Savings Bank, to purchase investment securities. Generally, such authority is limited to investment securities permissible for national banks, which includes investment grade, marketable debt obligations. Certain activities, such as the establishment of new branches and mergers and acquisitions, require the prior approval of both the INDFI and the FRB.

Loans to One Borrower. Indiana law establishes limits on a bank’s loans to one borrower. Generally, subject to certain exceptions, an Indiana bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. These limits are similar to those applicable to First Savings Bank under its previous federal savings bank charter.

Capital Requirements. Federal regulations require FDIC insured depository institutions, including state chartered Federal Reserve System member banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8% and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

As noted, the capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions by the institution and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances.

As of September 30, 2015, First Savings Bank met all applicable capital adequacy requirements.

Prompt Corrective Regulatory Action. Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The law requires that certain supervisory actions be taken against undercapitalized institutions, the severity of which depends on the degree of undercapitalization. The FRB has adopted regulations to implement the prompt corrective action legislation as to state member banks. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Subject to a narrow exception, receiver or conservator is required to be appointed for an institution that is “critically undercapitalized” within specified time frames. The regulations also provide that a capital restoration plan must be filed with the FRB within 45 days of the date an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the institution’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FRB could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. First Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain specified adjustments. On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment process. The changes resulted from the Dodd-Frank Act’s directive to base assessments on an institution’s total assets less tangible capital instead of deposits, as had been the FDIC’s practice. The assessment rates (inclusive of adjustments) currently range from two and one half to 45 basis points of total capital less tangible assets, depending upon the particular institution’s risk category. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to difficult economic conditions in 2008 and 2009, deposit insurance per account owner was raised to $250,000. That change was made permanent by the Dodd-Frank Act.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has exercised that discretion by establishing a target fund ratio of 2%, which it has established as a long term goal.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FRB or FDIC. The management of First Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Limitation on Dividends. Indiana law authorizes a bank’s board of directors to declare dividends out of profits as deemed expedient. However, application to and the prior approval of the INDFI and FRB is required before payment of a dividend if total dividends for the calendar year exceed net income for the year to date plus the amount of retained net income for the preceding two years. Federal law specifies that a bank may not pay a dividend if it fails to satisfy any applicable federal capital requirement after the dividend.

If First Savings Bank’s capital ever fell below its regulatory requirements or the FRB notified it that it was in need of increased supervision, its ability to pay dividends or otherwise make capital distributions could be restricted. In addition, the INDFI and/or FRB could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation, if the regulator determined that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FRB determines that a state member bank fails to meet any standard prescribed by the guidelines, the FRB may require the institution to submit an acceptable plan to achieve compliance with the standard.

Community Reinvestment Act. All federally-insured banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. First Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties. Federal law limits First Savings Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with First Savings Bank, including First Savings Financial Group and its other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of a bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of a bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Enforcement. The INDFI maintains enforcement authority over First Savings Bank, including the power to issue cease and desist orders and civil money penalties and remove directors, officers or employees. The INDFI also has the power to appoint a conservator or receiver for a bank upon insolvency, imminent insolvency, unsafe or unsound condition or certain other situations. The FRB has primary federal enforcement responsibility over Federal Reserve System member state banks and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC, as deposit insurer, has the authority to recommend to the FRB that enforcement action be taken with respect to a member bank. If action is not taken by the FRB, the FDIC has authority to take such action under certain circumstances. In general, regulatory enforcement actions occur with respect to situations involving unsafe or unsound practices or conditions, violations of law or regulation or breaches of fiduciary duty. Federal and Indiana law also establish criminal penalties for certain violations.

Assessments. Indiana banks are required to pay assessments to the INDFI to fund the agency’s operations. The assessments paid to the INDFI by First Savings Bank for the fiscal year ended September 30, 2015 totaled $50,000.

Federal Home Loan Bank System. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. First Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. First Savings Bank was in compliance with this requirement with an investment in FHLB capital stock at September 30, 2015 of $5.8 million.

Federal Reserve Board System. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2015: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. First Savings Bank complies with the foregoing requirements. The amounts are adjusted annually and, for 2016, establish a 3% reserve ratio for aggregate transaction accounts up to $110.0 million, a 10% ratio above $110 million, and an exemption of $15.2 million. In October 2008, the FRB began paying interest on certain reserve balances.

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

Holding Company Regulation

General. Upon the charter conversion of First Savings Bank from a federal savings bank to an Indiana commercial bank, First Savings Financial Group became a bank holding company rather than a savings and loan holding company, and simultaneously elected financial holding company status. As a bank holding company, First Savings Financial Group is subject to FRB regulation, examination, supervision and reporting requirements. In addition, the FRB has enforcement authority over First Savings Financial Group and its non-savings institution subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to First Savings Bank. The INDFI also has examination and enforcement authority since First Savings Financial Group controls an Indiana bank.

As a bank holding company, First Savings Financial Group is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any other bank or bank holding company. Prior FRB approval are required for any bank holding company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, the acquiring bank holding company would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the FRB, prior approval may for such acquisitions also be necessary from other agencies including the INDFI and agencies that regulate the target.

A bank holding company is generally prohibited from engaging in nonbanking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. First Savings Financial Group has elected to become a financial holding company because of the activities of its captive insurance subsidiary, First Savings Insurance Risk Management, Inc.

Bank holding companies are generally subject to consolidated capital requirements established by the FRB. The Dodd-Frank Act required the FRB to amend its consolidated minimum capital requirements for bank holding companies to make them no less stringent than those applicable to insured depository institutions themselves. The previously discussed final rule concerning regulatory capital accomplished this directive, effective January 1, 2015. However, legislation was enacted in December 2014 which required the FRB to amend its “Small Bank Holding Company” exemption from consolidated bank holding company capital requirements to generally extend the applicability of the exemption from $500 million to $1 billion in assets. Regulations doing so were effective May 15, 2015. Consequently, bank holding companies of under $1 billion in consolidated assets, such as First Savings Financial Group, are exempt from consolidated regulatory capital requirements, unless the FRB determines otherwise in particular cases.

The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine.

A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends’ previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be limited if a subsidiary bank becomes undercapitalized. The guidance also provides for regulatory consultation prior to a bank holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or where the redemption or repurchase of common or preferred stock cause a net reduction in the amount of such equity instruments outstanding at the end of a quarter compared to the beginning of the quarter in which the redemption or repurchase occurs. These regulatory policies could affect the ability of First Savings Financial Group to pay dividends, repurchase shares of its stock or otherwise engage in capital distributions.

The status of First Savings Financial Group as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally including, without limitation, certain provisions of the federal securities laws.

Acquisition of Control. Under the federal Change in Bank Control Act, no person may acquire control of a bank holding company such as First Savings Financial Group unless the FRB has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution.  Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, is the case with First Savings Financial Group, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934. Indiana law requires INDFI approval for changes in control of companies controlling Indiana banks, with “control” defined to mean power to direct the management or policies of the holding company or power to vote at least 25% of the company’s voting securities.

Federal Securities Laws

First Savings Financial Group’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. First Savings Financial Group is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

INCOME TAXATION

Federal Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. For its 2015 fiscal year, the Company’s maximum federal income tax rate was 34%.

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

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code, as the Bank did prior to its conversion to a commercial bank in December 2014, were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $4.6 million of our accumulated bad debt reserves would not be recaptured into taxable income unless First Savings Bank makes a “non-dividend distribution” to First Savings Financial Group as described below.

Distributions. If First Savings Bank makes “non-dividend distributions” to First Savings Financial Group, the distributions will be considered to have been made from First Savings Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of September 30, 1988, to the extent of the “non-dividend distributions,” and then from First Savings Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in First Savings Bank’s taxable income. Non-dividend distributions include distributions in excess of First Savings Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of First Savings Bank’s current or accumulated earnings and profits will not be so included in First Savings Bank’s taxable income.

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate. For the Company’s tax year ended September 30, 2015, Indiana imposed an 8.0% franchise tax based on a financial institution’s adjusted gross income as defined by statute. The Indiana franchise tax rate will be reduced to 7.5%, 7.0%, 6.5%, 6.5%, 6.25%, 6.0%, 5.5%, 5.0% and 4.9% for the Company’s tax years ending September 30, 2016, 2017, 2018, 2019, 2020, 2021, 2022, 2023, and 2024 and years thereafter, respectively. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed.

Our state income tax returns have not been audited during the last five years.

Item 1A. RISK FACTORS

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2015, $31.0 million, or 17.0% of our residential mortgage loan portfolio and 6.4% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At September 30, 2015, we had 7 non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $6.6 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At September 30, 2015, non-performing non-owner occupied residential loans amounted to $583,000. Non-owner occupied residential properties held as real estate owned amounted to $234,000 at September 30, 2015. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our recent emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2015, $205.6 million, or 42.6%, of our loan portfolio consisted of commercial real estate loans and commercial business loans. Subject to market conditions, we intend to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At September 30, 2015, non-performing commercial business loans and non-performing commercial real estate loans totaled $304,000 and $1.9 million, respectively. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

At September 30, 2015, $46.3 million, or 9.6% of our loan portfolio consisted of construction loans, and land and land development loans, and $8.9 million, or 24.5% of the construction loan portfolio, consisted of speculative construction loans at that date. While recently the demand for construction loans has declined due to the decline in the housing market and tighter lending standards, historically, construction loans, including speculative construction loans, have been a material part of our loan portfolio. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans. These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would hurt our earnings. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income. At September 30, 2015, approximately $214.8 million, or 44.5% of the total loan portfolio, consisted of fixed-rate mortgage loans. This investment in fixed-rate mortgage loans exposes the Company to increased levels of interest rate risk.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in our results of operations in the periods in which they become known.  At September 30, 2015, our goodwill totaled $7.9 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2015, which is the most recent date for which data is available from the FDIC, we held approximately 12.84%, 2.98%, 32.63%, 80.96% and 10.81% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

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

A failure in or breach, including cyber-attacks, of our operational or security systems, or those of our third party vendors and other service providers, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

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

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks and those of our customers may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact and result in significant losses by us and/or our customers. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

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

Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

The Bank is subject to extensive regulation, supervision and examination by the INDFI, its chartering authority, the FRB, its primary federal regulator, and the FDIC, as insurer of its deposits. The Company is also subject to regulation and supervision by the Federal Reserve Bank of St. Louis. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. If our regulators require us to charge-off loans or increase our allowance for loan losses, our earnings would suffer. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. For a further discussion, see “Item 1. Business – Regulation and Supervision.”

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2015 or that we will be able to pay future dividends at all.

Our ability to declare and pay dividends is subject to the guidelines of the FRB regarding capital adequacy and dividends, other regulatory restrictions, and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to the Company is subject to regulation by the INDFI, applicable Indiana law and the FRB, and is limited by the Bank’s obligations to maintain sufficient capital and liquidity. In addition, banking regulators may propose guidelines seeking greater liquidity and regulations requiring greater capital requirements. If such new regulatory requirements were not met, the Bank would not be able to pay dividends to the Company, and consequently we may be unable to pay dividends on our common stock.

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

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of September 30, 2015.

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

The Bank owns two former branch office locations that have been closed and the operations of which were consolidated into existing branch office operations. The property located in Floyds Knobs, Indiana is utilized by the Bank as an operation center and the property located in Milltown, Indiana, is valued at $100,000 and was included in “other real estate owned, held for sale” at September 30, 2015 on the balance sheet of the Consolidated Financial Statements beginning on page F-1 of this annual report.

The Company owns a 4.077 acre parcel of land in New Albany, Indiana, which it has developed for retail purposes through a subsidiary of the Bank, FFCC. The retail development includes over 36,000 square feet of leasable class-A retail space and includes the Bank’s New Albany branch office location. See Note 5 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the real estate development and construction.

The Company purchased an 8.097 acre parcel of land in Jeffersonville, Indiana, in July 2013 upon which it may locate a new main office and subsequently divest of additional unused acreage in future years. However, there were no formal plans as of September 30, 2015 to proceed with a new main office location or divestiture of the additional acreage. This land, with a carrying value of approximately $1.73 million, was included in “premises and equipment” at September 30, 2015 on the balance sheet of the Consolidated Financial Statements beginning on page F-1 of this annual report.

As a result of the Bank’s conversion to an Indiana-chartered commercial bank and entry in the Federal Reserve System on December 19, 2014, the Company is required under federal regulations to divest of its commercial real estate development by December 19, 2016 but may apply to the FRB for extension of the conformance period for up to three additional years, in three one-year increments. The Company is required under Indiana statute to divest of its commercial real estate development within a ten-year period, or prior to December 19, 2024. In connection with its charter conversion, the Bank has committed under a plan of divestiture filed with the INDFI to divest of the commercial real estate development and the additional unused acreage in Jeffersonville, Indiana, if any, prior to December 31, 2017, which may require approval from the FRB for extension of the federal conformance period beyond December 19, 2016.

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol “FSFG.” As of December 11, 2015, the Company had approximately 255 holders of record and 2,196,220 shares of common stock outstanding. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 25 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company.

The following table provides quarterly market price and dividend information per common share for the fiscal years ended September 30, 2015 and 2014 as reported by NASDAQ.

	High	Low		Market price
	Sale	Sale	Dividends	end of period
2015:

Fourth Quarter	$36.39	$29.25	$0.12	$34.00
Third Quarter	30.00	28.05	0.12	29.75
Second Quarter	29.57	25.55	0.12	28.95
First Quarter	26.45	24.50	0.11	26.25

2014:

Fourth Quarter	$25.10	$23.62	$0.11	$24.96
Third Quarter	24.58	22.45	0.11	24.18
Second Quarter	24.00	22.71	0.11	23.48
First Quarter	23.84	20.88	0.10	22.85

On November 18, 2015, the Company declared a quarterly cash dividend of $0.12 per share on its outstanding common stock, payable on or about December 31, 2015 to stockholders of record as of the close of business on December 4, 2015. The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future.

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2015:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2015 through July 31, 2015	—	—	—	78,590
August 1, 2015 through August 31, 2015	—	—	—	78,590
September 1, 2015 through September 30, 2015	—	—	—	78,590
Total	—	—	—	78,590

(1)	On November 16, 2012, the Company announced that its Board of Directors authorized a stock repurchase program to acquire up to 230,217 shares, or 10.0% of the Company’s outstanding common stock. Under the program, which has no expiration date, repurchases are to be conducted through open market purchases or privately negotiated transactions, and are to be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. Repurchased shares will be held in treasury.

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2015 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	213,260	$13.25	–

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	213,260	$13.25	–

Item 6.	SELECTED FINANCIAL DATA

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our audited consolidated financial statements. The following is only a summary and should be read in conjunction with the audited consolidated financial statements and notes thereto beginning on page F-1 of this annual report.

	At September 30,
(In thousands)	2015	2014	2013	2012	2011
Financial Condition Data:
Total assets	$749,946	$713,129	$660,455	$638,913	$537,086
Cash and cash equivalents	24,994	20,330	20,815	38,791	27,203
Trading account securities	9,044	5,319	3,210	3,562	–
Securities available-for-sale	178,328	184,697	164,167	152,543	108,577
Securities held-to-maturity	4,620	5,419	6,417	7,848	9,506
Loans, net	457,112	433,876	408,375	389,067	354,432
Deposits	533,297	533,194	477,726	494,234	387,626
Borrowings from FHLB	104,867	79,548	89,348	53,062	53,137
Other borrowings	5,974	6,150	6,308	3,461	16,403
Stockholders’ equity	94,357	87,080	82,253	82,926	76,601

	For the Year Ended September 30,
(In thousands)	2015	2014	2013	2012	2011
Operating Data:
Interest income	$27,987	$27,494	$27,175	$25,994	$25,983
Interest expense	3,778	3,555	3,936	4,675	5,385
Net interest income	24,209	23,939	23,239	21,319	20,598
Provision for loan losses	859	1,246	1,858	1,532	1,605
Net interest income after provision for loan losses	23,350	22,693	21,381	19,787	18,993
Noninterest income	5,976	5,046	4,258	3,422	3,008
Noninterest expense	20,999	20,272	19,132	17,464	16,308
Income before income taxes	8,327	7,467	6,507	5,745	5,693
Income tax expense	1,576	2,077	1,811	1,458	1,679
Net income	6,751	5,390	4,696	4,287	4,014
Less: Preferred stock dividends declared	171	171	171	171	115
Net income available to common shareholders	$6,580	$5,219	$4,525	$4,116	$3,899

	For the Year Ended September 30,
	2015	2014	2013	2012	2011
Per Share Data:
Net income per common share, basic	$3.07	$2.46	$2.09	$1.90	$1.82
Net income per common share, diluted	2.93	2.34	1.99	1.85	1.78
Dividends per common share	0.47	0.43	0.70	0.00	0.00

	At or For the Year Ended September 30,
	2015	2014	2013	2012	2011
Performance Ratios:
Return on average assets	0.93%	0.78%	0.72%	0.75%	0.78%

Return on average equity	7.43	6.38	5.63	5.42	6.85

Return on average common stockholders’ equity	9.16	8.01	7.09	6.92	6.89

Interest rate spread (1)	3.74	3.86	3.98	4.07	4.30

Net interest margin (2)	3.84	3.93	4.09	4.22	4.44

Other expenses to average assets	2.88	2.92	2.94	3.05	3.15

Efficiency ratio (3)	69.57	69.94	69.58	70.59	69.08

Average interest-earning assets to average interest-bearing liabilities	116.90	114.66	115.27	116.16	111.98

Dividend payout ratio	14.74	16.96	33.48	–	–

Average equity to average assets	12.47	12.17	12.81	13.81	11.33

Capital Ratios (4):
Total capital (to risk-weighted assets):
Consolidated	16.21%	N/A	N/A	N/A	N/A
Bank	13.13	14.87%	17.04%	17.07%	17.52%

Tier 1 capital (to risk-weighted assets):
Consolidated	14.96	N/A	N/A	N/A	N/A
Bank	11.88	13.62	15.78	15.82	16.29

Common equity Tier 1 capital (to risk-weighted assets):
Consolidated	14.96	N/A	N/A	N/A	N/A
Bank	11.88	N/A	N/A	N/A	N/A

Tier 1 capital (to average adjusted total assets):
Consolidated	11.01	N/A	N/A	N/A	N/A
Bank	8.67	9.14	10.36	10.12	11.34

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	First Savings Financial Group was not subject to the regulatory capital requirements until its conversion from a savings and loan holding company to a bank holding company in December 2014. Therefore, the capital amounts and ratios presented for the years ended September 30, 2014, 2013, 2012 and 2011 are for the Bank only.

	At or For the Year Ended September 30,
	2015	2014	2013	2012	2011
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.37%	1.40%	1.32%	1.23%	1.29%

Allowance for loan losses as a percent of non-performing loans	150.37	145.96	61.15	84.12	63.70

Net charge-offs to average outstanding loans during the period	0.11	0.12	0.30	0.35	0.21

Non-performing loans as a percent of total loans	0.91	0.96	2.17	1.46	2.02

Non-performing assets as a percent of total assets	1.75	1.79	2.39	2.21	2.01

Other Data:
Number of offices	14	15	15	14	12
Number of deposit accounts (5)	33,430	34,049	34,788	36,259	29,777
Number of loans (6)	5,373	5,482	5,663	6,072	5,777

(5) The significant increase from 2011 to 2012 is due primarily to 5,826 deposit accounts acquired in the acquisition of the First Federal branches.

(6) The significant increase from 2011 to 2012 is due primarily to 768 loans acquired in the acquisition of the First Federal branches.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, data processing expenses, professional service fees, federal deposit insurance premiums, advertising, net losses on foreclosed real estate and other miscellaneous expenses. Our noninterest expenses increased for the year ended September 30, 2015 when compared to 2014 primarily as a result of increased compensation and benefits, data processing, and advertising.

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

Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans. Our data processing expenses increased in the year ended September 30, 2015 when compared to 2014 primarily as a result of increased fees to our core processor as well as additional services implemented in 2015.

Professional fees expense represents the fees we pay to third parties for legal, accounting, investment advisory and other consulting services. Our professional fees decreased in the year ended September 30, 2015 when compared to 2014 primarily as a result of nonrecurring expenses in 2014 for consulting services related to a revenue enhancement and operating expense efficiencies project and decreased performance in the managed trading securities account in 2015.

Federal deposit insurance premiums are payments we make to the FDIC for insurance of our deposit accounts.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. Note 1 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report describes the methodology used to determine the allowance for loan losses. The Company has not made any substantive changes to its methodology for determining the allowance for loan losses during the fiscal year ended September 30, 2015, and there have been no material changes in the assumptions or estimation techniques compared to prior years.

Other-Than-Temporary Impairment of Securities. The Company reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment (“OTTI”) on a periodic basis. In evaluating the investment portfolio for OTTI, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the investment has been in a loss position, the size of the loss position and other meaningful information. Generally changes in market interest rates that result in a decline in value of an investment security are considered to be temporary, since the value of such investment can recover in the foreseeable future as market interest rates return to their original levels. However, such declines in value that are due to the underlying credit quality of the issuer or other adverse conditions that cannot be expected to improve in the foreseeable future, may be considered to be other-than-temporary. The Company recognizes credit-related OTTI on debt securities in earnings, while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated other comprehensive income. Management believes this is a critical accounting policy because this evaluation of the underlying credit or analysis of other conditions contributing to the decline in value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. No other-than-temporary write-down charges to earnings were recognized during 2015 or 2014. See Note 3 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding OTTI.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as investment securities. However, for those items for which market-based prices do not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans held for sale, goodwill and other intangible assets, foreclosed and other repossessed assets, estimated present value of impaired loans, value ascribed to stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. See Notes 22 and 23 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information.

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution. We plan to achieve this by executing our strategy of:

•	continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties;

•	pursuing opportunities to increase commercial real estate lending and commercial business lending;

•	improving customer service and product offerings by leveraging the Bank’s investment in the core operating system and in new technology;

•	providing exceptional customer service to attract and retain customers;

•	promoting our presence, brand image and product offerings in our primarily market area;

•	continuing to monitor asset quality and credit risk in the loan and investment portfolios;

•	recognizing improvements in noninterest income with respect to service charges on deposits as a result of restructuring deposit account types and fees, interchange income as a result of promoting increased debit card usage, commission income related to non-deposit investment products, and gains on sales of mortgage loans and loans guaranteed by the SBA in the secondary market;

•	expanding our market share and market area by opening new branch offices and pursuing opportunities to acquire other financial institutions or branches; and

•	increasing shareholder value through stock repurchase programs and dividends.

Continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties.

Historically, our predominant lending activity has been residential mortgage lending in our primary market area. A significant portion of the residential mortgage loans that we had originated before 2005 are secured by non-owner occupied properties, which generally carry a greater risk of loss than loans secured by owner-occupied properties. However, since 2005, we have de-emphasized non-owner occupied residential mortgage lending and have focused, and intend to continue to focus, our residential mortgage lending primarily on originating residential mortgage loans secured by owner-occupied properties. At September 30, 2015, 37.7% of our total loans were residential mortgage loans and 17.03% of our residential mortgage loans were secured by non-owner occupied properties. We intend to continue our emphasis on residential mortgage lending because this type of lending generally carries lower credit risk and has contributed to our historically favorable asset quality.

Pursuing opportunities to increase commercial real estate lending and commercial business lending.

Commercial real estate loans and commercial business loans provide us the opportunity to earn more income because these loans generally have higher interest rates than residential mortgage loans in order to compensate for the increased credit risk. In recent periods, we have focused more heavily on commercial real estate and commercial business lending and intend to continue pursuing these lending opportunities. In addition, the Company’s participation in the United States Department of the Treasury’s Small Business Lending Fund program, as discussed further in Note 25 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report, also provides an incentive and capital to increase commercial lending. At September 30, 2015, commercial real estate loans and commercial business loans represented 35.86% and 6.75%, respectively, of our total loans.

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are leased to investment grade national-brand retailers, the borrowers and collateral properties for which are out of our primary market area. This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees. The Company originated $25.7 million of these loans during 2015 and the portfolio balance was $59.6 million at September 30, 2015.

Beginning in April 2015, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in U.S. Small Business Administration (“SBA”) lending in order to enhance the Company’s proficiency in SBA 7(a) program loan originations and sales. The Bank intends to continue hiring additional business development officers and appropriate supporting staff during the fiscal year ending September 30, 2016 in order to grow this program, the borrowers and collateral for which are out of our primary market area. The primary purpose of the program is to originate SBA 7(a) program loans and sell the amounts guaranteed by the SBA in the secondary market. The program is also designed to diversify the Company’s geographic and interest rate risk profile with respect to the retained unguaranteed amounts given the geographic dispersion of the loans and collateral, and their floating rate structure. The Company originated $5.7 million of these loans during 2015, of which $5.3 million was outstanding and included in loans held for sale with a fair value of $5.8 million at September 30, 2015 on the balance sheet of the Consolidated Financial Statements beginning on page F-1 of this annual report.

Improving customer service and product offerings with new technology.

We continue to enhance our proficiencies and refine the processes for the core operating system in order to enhance the customer experience. In addition, we continue to improve product offerings and services to our customers with core-related and ancillary technologies, including mobile banking, mobile check capture, person-to-person and business-to-business payment capabilities, and automated teller machines with check imaging for self-service deposit transactions.

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

The Company has recognized significant improvement in its levels of noninterest income for 2015 as compared to prior fiscal years due primarily to a gain on life insurance and net gain on sales of loans. However, the Company still underperforms compared to its peers, particularly with respect to service charges on deposit fee income. Therefore, the Company continues to focus on enhancing service charges on deposit fee income as the Bank continues to transition its deposit base to that more consistent with a commercial bank, and seek alternative sources of noninterest income. In addition, the Company expects to generate additional noninterest income as a result of gains on sales of loan amounts guaranteed by the SBA sold in the secondary market.

Expanding our market share and market area.

The acquisition of Community First Bank, an Indiana-chartered commercial bank, in 2009 expanded our market area into Harrison, Crawford and Washington Counties, Indiana, while the 2012 acquisition of the First Federal branches enhanced our presence in Harrison and Floyd Counties, Indiana. We intend to continue to pursue opportunities to expand our market share and market area by seeking to open additional branch offices and pursuing opportunities to acquire other financial institutions or branches of other financial institutions in our primary market area and surrounding areas.

Increasing shareholder value through stock repurchase programs and dividends.

The Company has been active in the repurchase of its common shares and has purchased and committed a net of 358,532 shares to treasury as of September 30, 2015, which represents 14.10% of the 2,542,042 common shares issued in its public offering in October 2008. In addition, the Company has 78,590 common shares remaining for repurchase under the stock repurchase program approved by its Board of Directors on November 16, 2012. Under the program, repurchases are to be conducted through open market purchases or privately negotiated transactions, and are to be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. For more information about our stock repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

The Company paid a cash dividend of $0.11 per common share during the quarter ended December 31, 2014 and increased the quarterly cash dividend plan to $0.12 per common share beginning with the quarter ended March 31, 2015, under which it paid $0.12 per common share for the quarters ended March 31, June 30 and September 30, 2015, for a total of $0.47 per common share paid during the fiscal year ended September 30, 2015. The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future. For more information about our dividends, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Balance Sheet Analysis

Cash and Cash Equivalents. At September 30, 2015 and 2014, cash and cash equivalents totaled $25.0 million and $20.3 million, respectively. The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but interest-bearing. The average amount of those reserve balances for the year ended September 30, 2015 was approximately $8.4 million.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans. To a lesser extent, we originate various consumer loans including home equity lines of credit.

Residential mortgage loans comprise the largest segment of our loan portfolio. At September 30, 2015, these loans totaled $181.9 million, or 37.7% of total loans, compared to $182.7 million, or 40.9% of total loans at September 30, 2014. Total residential mortgage loan balances decreased in 2015 primarily due to repayments and refinancings that were sold in the secondary market. We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 25-year and 30-year fixed-rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income. Management intends to continue offering short-term adjustable rate residential mortgage loans and generally sell long-term fixed rate mortgage loans in the secondary market with servicing released.

Commercial real estate loans totaled $173.0 million, or 35.9% of total loans at September 30, 2015, compared to $153.9 million, or 34.5% of total loans at September 30, 2014. The balance of commercial real estate loans has increased primarily due to the previously discussed lending program that is focused on loans secured by low loan-to-value, single-tenant commercial properties that are leased to investment grade national-brand retailers, the borrowers and collateral properties for which are out of our primary market area. Management continues to focus on pursuing nonresidential loan opportunities in order to further diversify the loan portfolio.

Multi-family real estate loans totaled $21.6 million, or 4.5% of total loans at September 30, 2015, compared to $21.3 million, or 4.8% of total loans at September 30, 2014. These loans are primarily secured by apartment buildings and other multi-tenant developments in our primary market area.

Residential construction loans totaled $19.7 million, or 4.1% of total loans, at September 30, 2015 of which $8.9 million were speculative construction loans. At September 30, 2014, residential construction loans totaled $14.5 million, or 3.3% of total loans, of which $4.8 million were speculative loans. The increase in residential construction loans is due primarily to the continuing recovery of the housing market.

Commercial construction loans totaled $15.5 million, or 3.2% of total loans, at September 30, 2015 compared to $8.4 million, or 1.9% of total loans at September 30, 2014. The increase is due primarily to the increase of commercial construction in our primary market area.

Land and land development loans totaled $11.1 million, or 2.3% of total loans at September 30, 2015, compared to $11.3 million, or 2.5% of total loans at September 30, 2014. These loans are primarily secured by vacant lots to be improved for residential and nonresidential development, and farmland.

Commercial business loans totaled $32.6 million, or 6.8% of total loans, at September 30, 2015 compared to $28.4 million, or 6.4% of total loans, at September 30, 2014. The increase is due primarily to the increase of commercial business lending opportunities in our primary market area. Management continues to focus on pursuing commercial business loan opportunities in order to further diversify the loan portfolio.

Consumer loans totaled $27.0 million, or 5.6% of total loans, at September 30, 2015 compared to $25.8 million, or 5.8% of total loans, at September 30, 2014. In general, organic consumer loans including automobile loans, home equity lines of credit, unsecured loans and loans secured by deposits, has only slightly increased due to pay-downs, payoffs, charge-offs and management’s decision to focus on other lending opportunities with less inherent credit risk. Home equity lines of credit increased $1.5 million, or 8.5%, while automobile loans decreased $167,000, or 3.0%, and other consumer loans decreased $161,000, or 6.9%, from September 30, 2014 to September 30, 2015.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$181,873	37.70%	$182,743	40.94%	$184,390	44.10%	$190,958	47.72%	$169,353	46.65%
Commercial	172,995	35.86	153,896	34.48	117,782	28.17	90,290	22.56	73,513	20.25
Multi-family	21,647	4.49	21,286	4.77	26,759	6.40	23,879	5.97	24,909	6.86
Residential construction	19,723	4.08	14,528	3.25	12,537	3.00	10,748	2.69	8,002	2.20
Commercial construction	15,548	3.22	8,354	1.87	6,730	1.61	5,182	1.29	4,144	1.14
Land and land development	11,061	2.29	11,290	2.53	11,396	2.73	12,320	3.08	12,947	3.57
Total	422,847	87.64	392,097	87.84	359,594	86.01	333,377	83.31	292,868	80.67

Commercial business	32,574	6.75	28,448	6.37	31,627	7.56	36,189	9.04	40,628	11.19

Consumer:
Home equity lines of credit	19,423	4.03	17,903	4.01	17,133	4.10	18,294	4.57	15,210	4.19
Auto loans	5,452	1.13	5,619	1.26	6,519	1.56	8,219	2.05	9,827	2.71
Other	2,159	0.45	2,320	0.52	3,266	0.77	4,114	1.03	4,514	1.24
Total	27,034	5.61	25,842	5.79	26,918	6.43	30,627	7.65	29,551	8.14

Gross loans	482,455	100.00%	446,387	100.00%	418,139	100.00%	400,193	100.00%	363,047	100.00%
Undisbursed portion of construction loans	(18,599)		(6,271)		(4,389)		(6,602)		(4,501)
Principal loan balance	463,856		440,116		413,750		393,591		358,546

Deferred loan origination fees and costs, net	(120)		10		163		382		558
Allowance for loan losses	(6,624)		(6,250)		(5,538)		(4,906)		(4,672)
Loans, net	$457,112		$433,876		$408,375		$389,067		$354,432

Loan Maturity

The following table sets forth certain information at September 30, 2015 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At September 30, 2015
(Dollars in thousands)	Residential Real Estate (1)	Commercial Real Estate (2)	Construction (3)	Commercial Business	Consumer	Total Loans
Amounts due in:
One year or less	$20,062	$37,766	$35,271	$15,379	$5,791	$114,269
More than one year to two years	13,290	23,776	-	4,349	4,309	45,724
More than two years to three years	11,529	18,188	-	2,971	3,453	36,141
More than three years to five years	20,851	30,750	-	4,519	4,616	60,736
More than five years to ten years	41,204	53,946	-	3,537	6,206	104,893
More than ten years to fifteen years	33,703	13,629	-	1,394	2,659	51,385
More than fifteen years	62,881	6,001	-	425	-	69,307
Total	$203,520	$184,056	$35,271	$32,574	$27,034	$482,455

(1)	Includes multi-family loans.
(2)	Includes farmland and land and land development loans.
(3)	Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2015 that are due after September 30, 2016, and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$93,812	$89,646	$183,458
Commercial real estate (2)	57,671	89,619	146,290
Construction	-	-	-
Commercial business	11,126	6,069	17,195
Consumer	4,626	16,617	21,243
Total	$167,235	$200,951	$368,186

(1)	Includes multi-family loans.
(2)	Includes farmland and land and land development loans.

Loan Activity

The following table presents loans held for investment originated, purchased and sold during the periods indicated, and excludes loans originated with the intention of sale in the secondary market.

	Year Ended September 30,
(In thousands)	2015	2014	2013
Total loans at beginning of period	$446,387	$418,139	$400,193
Loans originated:
Residential real estate (1)	29,774	32,487	36,573
Commercial real estate (2)	44,528	64,644	60,503
Construction	9,729	8,691	9,122
Commercial business	11,403	6,657	8,296
Consumer	8,181	7,607	7,182
Total loans originated	103,615	120,086	121,676
Loans purchased	–	–	–
Deduct:
Loan principal repayments	(67,547)	(87,327)	(97,373)
Loan sales	–	(4,511)	(6,357)
Net loan activity	36,068	28,248	17,946
Total loans at end of period	$482,455	$446,387	$418,139

(1)	Includes multi-family loans.
(2)	Includes farmland and land and land development loans.

Trading Account Securities. Our trading account securities represent an investment in a managed brokerage account that invests in small and medium lot, investment grade municipal bonds. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At September 30, 2015, trading account securities recorded at fair value totaled $9.0 million, comprised of investment grade municipal bonds. See Note 3 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding trading account securities.

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and a pass-through asset-backed security guaranteed by the SBA. Available for sale securities decreased by $6.4 million, from $184.7 million at September 30, 2014 to $178.3 million at September 30, 2015, due primarily to maturities and calls of $11.2 million and principal repayments of $18.7 million, which more than offset purchases of $23.7 million and unrealized gains of $549,000. There were no sales recognized in 2015.

Securities Held to Maturity. Our held to maturity securities portfolio consists of mortgage-backed securities issued by government sponsored enterprises and municipal bonds. Held to maturity securities decreased by $799,000 from September 30, 2014 to September 30, 2015, due primarily to maturities and principal repayments of $794,000.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2015		2014		2013
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Agency bonds and notes	$5,564	$5,582	$12,269	$12,091	$15,877	$15,197
Agency mortgage-backed securities	47,418	48,278	51,845	52,255	41,720	41,714
Agency CMO	18,943	19,014	29,648	29,484	24,200	24,074
Privately-issued CMO	3,005	3,470	3,302	3,920	3,881	4,616
Privately-issued asset-backed	4,820	6,109	5,552	7,353	5,829	7,799
SBA certificates	1,472	1,480	1,753	1,762	2,081	2,093
Municipal	90,380	94,395	74,148	77,832	68,072	68,581
Equity securities	–	–	–	–	–	93
Total	$171,602	$178,328	$178,517	$184,697	$161,660	$164,167

Securities held to maturity:
Agency mortgage-backed securities	$345	$376	$455	$492	$721	$773
Municipal	4,275	4,815	4,964	5,357	5,696	5,741
Total	$4,620	$5,191	$5,419	$5,849	$6,417	$6,514

The following table sets forth the activity in our investment available for sale and held to maturity securities portfolio during the periods indicated.

	At or For the Year Ended September 30,
(In thousands)	2015	2014	2013
Mortgage-backed securities:
Mortgage-backed securities, beginning of period (1)	$52,747	$42,487	$44,880
Purchases	2,563	17,688	11,361
Sales	–	–	–
Maturities	–	–	–
Repayments and prepayments	(6,385)	(7,010)	(11,629)
Net amortization of premiums and accretion of discounts on securities	(714)	(820)	(887)
Gains on sales	–	–	–
Increase (decrease) in net unrealized gain	443	402	(1,238)
Net increase (decrease) in mortgage-backed securities	(4,093)	10,260	(2,393)
Mortgage-backed securities, end of period (1)	$48,654	$52,747	$42,487

Investment securities:
Investment securities, beginning of period (1)	$137,799	$128,194	$115,977
Purchases	21,106	24,077	39,591
Sales	–	(808)	(801)
Maturities	(11,893)	(10,358)	(12,990)
Repayments and prepayments	(12,429)	(7,209)	(8,281)
Net accretion of premiums and discounts on securities	35	177	273
Other than temporary impairment loss	–	–	–
Gains on sales	–	123	1
Increase (decrease) in net unrealized gain	247	3,603	(5,576)
Net increase in investment securities	(2,934)	9,605	12,217
Investment securities, end of period (1)	$134,865	$137,799	$128,194

(1)	At fair value.

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2015. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 34%. Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available for sale:

Agency bonds and notes	$–	–%	$–	–%	$3,005	1.25%	$2,577	1.79%	$5,582	1.50%
Agency mortgage-backed securities	2	3.72	8,962	1.96	3,999	1.82	35,314	2.42	48,278	2.29
Agency CMO	–	–	2,727	1.77	–	–	16,287	1.73	19,014	1.74
Privately-issued CMO	–	–	–	–	–	–	3,470	7.66	3,470	7.66
Privately-issued ABS	–	–	–	–	–	–	6,109	18.14	6,109	18.14
SBA Certificates	–	–	–	–	1,480	1.26	–	–	1,480	1.26
Municipal	1,955	6.25	6,467	3.52	19,993	4.26	65,980	4.94	94,395	4.73
Total	$1,957	6.25%	$18,156	2.49%	$28,477	3.45%	$129,737	4.49%	$178,328	4.14%

Securities held to maturity:

Agency mortgage-backed securities	$–	–%	$–	–%	$–	–%	$345	4.00%	$345	4.00%
Municipal	537	5.31	1,721	6.97	1,305	6.93	712	6.65	4,275	6.70
Total	$537	5.31%	$1,721	6.97%	$1,305	6.93%	$1,057	5.79%	$4,620	6.50%

As of September 30, 2015, we did not own any investment securities of a single issuer that had an aggregate book value in excess of 10% of the Company’s stockholders’ equity at that date, other than securities and obligations issued by U.S. government agencies and sponsored enterprises.

Deposits. Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments. Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and time deposits. Deposits increased $103,000 from $533.2 million at September 30, 2014 to $533.3 million at September 30, 2015. The Bank recognized increases in interest-bearing checking accounts of $19.5 million, noninterest-bearing checking accounts of $15.1 million and interest-bearing savings accounts of $3.3 million, and decreases in money market deposit accounts of $13.5 million and time deposits of $13.6 million when comparing the two years. Brokered certificates of deposit totaled $59.4 million at September 30, 2015 compared to $57.8 million at September 30, 2014. We have continued to promote relationship-oriented deposit accounts but at times also utilize brokered certificates of deposit as a lower-cost alternative to retail time deposits. In addition, we have continued to develop and promote cash management services including sweep accounts and remote deposit capture in order to increase the level of commercial deposit accounts. We believe that the development and promotion of these products has made us more competitive in attracting commercial deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2015	2014	2013
Non-interest-bearing demand deposits	$71,184	$56,092	$50,093
NOW accounts	136,670	117,200	113,670
Money market accounts	57,008	81,144	71,794
Savings accounts	74,539	71,235	67,463
Time deposits	193,896	207,523	174,706
Total	$533,297	$533,194	$477,726

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2015. Jumbo certificates of deposit require minimum deposits of $100,000.

(In thousands)	Amount
Three months or less	$5,292
Over three through six months	5,647
Over six through twelve months	10,981
Over twelve months	19,188
Total	$41,108

The following table sets forth time deposits classified by rates at the dates indicated.

	At September 30,
(In thousands)	2015	2014	2013
0.00 - 1.00%	$128,176	$134,795	$84,442
1.01 - 2.00%	42,584	38,502	46,692
2.01 - 3.00%	15,344	25,203	30,382
3.01 - 4.00%	4,179	5,156	8,113
4.01 - 5.00%	1,674	1,935	3,177
5.01 - 6.00%	1,939	1,932	1,900
Total	$193,896	$207,523	$174,706

The following table sets forth the amount and maturities of time deposits at September 30, 2015.

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
0.00 - 1.00%	$91,049	$19,426	$8,459	$9,242	$128,176	66.11%
1.01 - 2.00%	5,068	16,935	1,720	18,861	42,584	21.96
2.01 - 3.00%	6,825	11	–	9,048	15,344	7.91
3.01 - 4.00%	111	18	325	3,725	4,179	2.16
4.01 - 5.00%	690	459	79	446	1,674	0.86
5.01 - 6.00%	1,295	638	6	–	1,939	1.00
Total	$104,498	$37,487	$10,589	$41,322	$193,896	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended September 30,
(In thousands)	2015	2014	2013
Beginning balance	$533,194	$477,726	$494,234
Increase (decrease) before interest credited	(2,270)	53,064	(19,527)
Interest credited	2,373	2,404	3,019
Net increase (decrease) in deposits	103	55,468	(16,508)
Ending balance	$533,297	$533,194	$477,726

Borrowings. We use borrowings from the FHLB consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments. We also utilize retail repurchase agreements as a source of borrowings.

The following table sets forth certain information regarding the Bank’s use of FHLB borrowings.

	Year Ended September 30,
(Dollars in thousands)	2015	2014	2013
Maximum amount of FHLB borrowings outstanding at any month-end during period	$119,085	$102,565	$89,348
Average FHLB borrowings outstanding during period	94,413	88,271	69,198
Weighted average interest rate during period	1.24%	1.27%	1.53%
Balance outstanding at end of period	$104,867	$79,548	$89,348
Weighted average interest rate at end of period	1.48%	1.10%	1.15%

The outstanding balance of borrowings from the FHLB increased $25.4 million, from $79.5 million at September 30, 2014 to $104.9 million at September 30, 2015. FHLB borrowings are primarily used to fund loan demand and to purchase available for sale securities. See Note 13 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding FHLB borrowings.

The following table sets forth certain information regarding the Bank’s use of borrowings under retail repurchase agreements.

	Year Ended September 30,
(Dollars in thousands)	2015	2014	2013
Maximum amount of retail repurchase agreements outstanding at any month-end during period	$1,342	$1,338	$1,335
Average retail repurchase agreements outstanding during period	1,340	1,336	1,332
Weighted average interest rate during period	0.25%	0.25%	0.45%
Balance outstanding at end of period	$1,342	$1,338	$1,335
Weighted average interest rate at end of period	0.25%	0.25%	0.25%

See Note 12 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding repurchase agreements.

Other Long-Term Debt. On July 27, 2012, FFCC entered into a loan agreement with another financial institution to finance the retail development project discussed in Note 5 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report. The loan had a maximum commitment of $5.0 million and the outstanding balance of the loan was $4.6 million at September 30, 2015. See Note 14 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding other long-term debt.

Results of Operations for the Years Ended September 30, 2015 and 2014

Overview. The Company reported net income of $6.8 million and net income available to common shareholders of $6.6 million ($2.93 per common share diluted; weighted average common shares outstanding of 2,247,966, as adjusted) for the year ended September 30, 2015, compared to net income of $5.4 million and net income available to common shareholders of $5.2 million ($2.34 per common share diluted; weighted average common shares outstanding of 2,229,314, as adjusted) for the year ended September 30, 2014. Net income for 2015 included an $831,000 gain on life insurance. Excluding the impact of this nonrecurring item, the Company would have reported net income of $6.1 million and net income available to common shareholders of $5.9 million, or $2.64 per diluted share, for the year ended September 30, 2015.

Net Interest Income. Net interest income increased $270,000, or 1.1%, from $23.9 million for the year ended September 30, 2014 to $24.2 million for the year ended September 30, 2015, primarily as the result of an increase in the average balance of interest earning assets from 2014 to 2015, which more than offset a decrease in the interest rate spread from 2014 to 2015. The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased from 3.86% for 2014 to 3.74% for 2015 due primarily to a decrease in the average tax-equivalent yield on interest-earning assets from 4.50% for 2014 to 4.41% for 2015 and an increase in the average cost of interest-bearing liabilities from 0.64% for 2014 to 0.67% for 2015.

Total interest income increased $493,000, or 1.8%, from $27.5 million for the year ended September 30, 2014 to $28.0 million for the year ended September 30, 2015. The increase in total interest income is due primarily to an increase in the average balance of interest earning assets of $28.4 million, from $633.2 million for 2014 to $661.6 million for 2015, which more than offset the change in total interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 4.50% for 2014 to 4.41% for 2015. The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $23.6 million and interest-bearing deposits with banks of $4.6 million.

Interest income on loans increased $478,000, or 2.3%, from $21.0 million for 2014 to $21.4 million for 2015, due primarily to an increase in the average balance of loans outstanding of $23.6 million, from $428.8 million for 2014 to $452.4 million, which more than offset the change in total interest income due to a decrease in the average tax-equivalent yield on loans from 4.91% for 2014 to 4.76% for 2015. The increase in the average balance of loans outstanding is due primarily to an increase in commercial real estate mortgage loans, as a result of the previously discussed lending program that is focused on loans secured by low loan-to-value, single-tenant commercial properties that are leased to investment grade national-brand retailers, the borrowers and collateral properties for which are out of our primary market area.

Interest income on investment securities decreased $56,000, or 0.9%, from $6.3 million for 2014 to $6.2 million for 2015. The decrease in interest income on investment securities is due primarily to a decrease in the average balance of investment securities of $1.0 million, from $186.2 million for 2014 to $185.2 million for 2015, which more than offset the change in total interest income due to an increase in the average tax-equivalent yield on investment securities from 3.84% for 2014 to 3.93% for 2015. The increase in the average tax-equivalent yield on investment securities was due primarily to an increased investment in municipal bonds, which generally provide a higher rate of interest than securities issued by U.S. government agencies and sponsored enterprises.

Total interest expense increased $223,000, or 6.2%, due primarily to an increase in the average balance of interest-bearing liabilities of $13.7 million, from $552.2 million for 2014 to $565.9 million for 2015, and an increase in the average cost of funds from 0.64% for 2014 to 0.67% for 2015. The average balance of interest-bearing deposits increased $7.7 million, or 1.7%, from $457.7 million for 2014 to $465.4 million for 2015, and the average cost of funds for deposits was 0.52% for both 2014 and 2015. The average balance of borrowings increased $6.0 million, or 6.2%, from $94.5 million for 2014 to $100.5 million for 2015, and the average cost of funds for borrowings was 1.24% for 2014 compared to 1.34% for 2015. The average cost of interest-bearing liabilities increased for 2015 primarily as a result of the lengthening of maturities of wholesale funding liabilities in order to reposition the Company’s interest rate risk sensitivity position.

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

	Year Ended September 30,
	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits with banks	$16,971	$48	0.28%	$12,356	$35	0.28%	$11,295	$29	0.26%
Loans	452,426	21,526	4.76	428,844	21,047	4.91	402,430	21,227	5.27
Investment securities	135,819	6,235	4.59	136,806	6,118	4.47	128,363	5,781	4.50
Mortgage-backed securities	49,381	1,038	2.10	49,384	1,026	2.08	43,502	845	1.94
FRB and FHLB stock	6,976	303	4.34	5,802	245	4.22	5,415	200	3.69
Total interest-earning assets	661,573	29,150	4.41	633,192	28,471	4.50	591,005	28,082	4.75

Non-interest-earning assets	66,898			60,319			59,944
Total assets	$728,471			$693,511			$650,949

Liabilities and equity:
NOW accounts	$127,265	$242	0.19	$122,883	$241	0.20	$108,668	$314	0.29
Money market deposit accounts	66,153	206	0.31	67,108	244	0.36	69,736	276	0.40
Passbook accounts	72,320	47	0.06	69,970	45	0.06	65,950	60	0.09
Time deposits	199,694	1,932	0.97	197,756	1,851	0.94	193,884	2,149	1.11
Total interest-bearing deposits	465,432	2,427	0.52	457,717	2,381	0.52	438,238	2,799	0.64

Borrowings (1)	100,480	1,351	1.34	94,534	1,174	1.24	74,478	1,137	1.53
Total interest-bearing liabilities	565,912	3,778	0.67	552,251	3,555	0.64	512,716	3,936	0.77

Non-interest-bearing deposits	62,008			51,811			49,886
Other non-interest-bearing liabilities	9,699			5,025			4,971
Total liabilities	637,619			609,087			567,573

Total equity	90,852			84,424			83,376
Total liabilities and equity	$728,471			$693,511			$650,949
Net interest income		$25,372			$24,916			$24,146
Interest rate spread			3.74%			3.86%			3.98%
Net interest margin			3.84			3.93			4.09
Average interest-earning assets to average interest-bearing liabilities			116.90			114.66			115.27

(1)	Includes FHLB borrowings, repurchase agreements and other long-term debt.

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

	Year Ended September 30, 2015 Compared to Year Ended September 30, 2014			Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$13	$-	$13	$4	$2	$6
Loans	1,077	(598)	479	4,396	(4,576)	(180)
Investment securities	(43)	160	117	376	(39)	337
Mortgage-backed securities	-	12	12	118	63	181
Other interest-earning assets	51	7	58	16	29	45
Total interest-earning assets	1,098	(419)	679	4,910	(4,521)	389

Interest expense:
Deposits	46	-	46	130	(548)	(418)
Borrowings (1)	78	99	177	125	(88)	37
Total interest-bearing liabilities	124	99	223	255	(636)	(381)
Net increase (decrease) in net interest income	$974	$(518)	$456	$4,655	$(3,885)	$770

(1)	Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses decreased $387,000, or 31.1%, from $1.2 million for the year ended September 30, 2014 to $859,000 for the year ended September 30, 2015. During 2015, the Bank had net charge-offs of $485,000 compared to $534,000 for 2014. The gross loan portfolio increased $36.1 million, from $446.4 million at September 30, 2014 to $482.5 million at September 30, 2015, primarily in the commercial real estate mortgage portfolio. Nonperforming loans increased $123,000 from $4.3 million at September 30, 2014 to $4.4 million at September 30, 2015. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the growth in the commercial real estate mortgage loan portfolio. See “Analysis of Nonperforming and Classified Assets” included herein. It is management’s assessment that the allowance for loan losses at September 30, 2015 was adequate and appropriately reflected the inherent risk of loss in the Bank’s loan portfolio at that date.

Noninterest Income. Noninterest income increased $930,000, or 18.4%, from $5.0 million for the year ended September 30, 2014 to $6.0 million for the year ended September 30, 2015. The increase is due primarily to increases in gain on life insurance of $831,000 and net gain on sale of loans of $537,000, which more than offset decreases in net gain on trading account securities of $264,000, other income of $199,000, and net gain on sale of available for sale securities of $123,000. The increase in net gain on sale of loans is due primarily to SBA loans held for sale for which the fair value option had been elected at September 30, 2015. The decrease in other income is due primarily to a litigation settlement of $277,000 received during the quarter ended March 31, 2014 as a partial recovery of losses on commercial bond investments recognized by Community First Bank in 2008.

Noninterest Expense. Noninterest expenses increased $727,000, or 3.6%, from $20.3 million for the year ended September 30, 2014 to $21.0 million for the year ended September 30, 2015. The increase was due primarily to increases in compensation and benefits expense of $642,000, data processing expense of $153,000, and advertising expense of $130,000, which more than offset decreases in net loss on other real estate owned of $229,000 and professional fees of $104,000. The increase in compensation and benefits expense is due primarily to normal salary, wages and benefits increases, increased incentive compensation based on Company performance, and increased staffing as a result of the Company’s enhanced focus on its SBA lending business. The increase in data processing expense is due primarily to contract termination costs of $68,000 incurred in 2015. The decrease in net loss on other real estate owned is due primarily to $210,000 in provisions for losses on other real estate owned recognized during 2014 as compared to $73,000 in provisions for losses during 2015, and $85,000 less in net expenses recognized on other real estate owned for 2015 as compared to 2014.

Income Tax Expense. The Company recognized income tax expense of $1.6 million for the year ended September 30, 2015, for an effective tax rate of 18.9%, compared to income tax expense of $2.1 million, for an effective tax rate of 27.8%, for the year ended September 30, 2014. The decreases in income tax expense and the effective tax rate for the year ended September 30, 2015 were due primarily to the nontaxable gain on life insurance and the tax benefit provided by the Captive, which was formed in September 2014. See Note 18 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding income taxes.

Risk Management

Overview. Managing risk is essential to successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue or in the value of our common stock. The Company has implemented an enterprise risk management structure in order to better manage and mitigate these identified and perceived risks.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired it is recorded at its fair market value less estimated costs to sell at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income. See Note 8 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding other real estate owned.

The following table provides information with respect to our nonperforming assets at the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be troubled debt restructurings. The Bank had 33 troubled debt restructurings totaling $8.1 million, which were performing according to their terms and on accrual status, as of September 30, 2015. See Note 4 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding trouble debt restructurings.

	At September 30,
(Dollars in thousands)	2015	2014	2013	2012	2011
Non-accrual loans:
Residential real estate	$1,923	$2,431	$3,519	$2,775	$3,758
Commercial real estate	1,855	1,034	4,817	899	1,133
Multi-family	–	–	–	–	–
Construction	–	–	29	174	174
Land and land development	–	–	–	–	340
Commercial business	210	123	218	66	2
Consumer	165	216	310	175	215
Total (1)	4,153	3,804	8,893	4,089	5,622

Accruing loans past due 90 days or more:
Residential real estate	155	458	143	1,548	603
Commercial real estate	–	–	–	3	949
Multi-family	–	–	–	–	–
Construction	–	–	–	–	–
Land and land development	–	–	–	–	–
Commercial business	94	–	–	98	99
Consumer	3	20	21	94	61
Total	252	478	164	1,743	1,712
Total non-performing loans	4,405	4,282	9,057	5,832	7,334

Trouble debt restructurings classified as performing loans:
Residential real estate	2,767	2,710	2,187	2,993	1,499
Commercial real estate	5,186	4,671	1,274	1,290	812
Multifamily	–	–	2,306	2,356	–
Commercial business	12	22	17	14	–
Consumer	125	134	146	158	–
Total troubled debt restructurings classified as performing loans	8,090	7,537	5,930	6,811	2,311

Real estate owned	618	953	799	1,481	1,028
Other non-performing assets	–	12	2	–	126
Total non-performing assets	$13,113	$12,784	$15,788	$14,124	$10,799

Total non-performing loans to total loans	0.91%	0.96%	2.17%	1.46%	2.02%
Total non-performing loans to total assets	0.59	0.60	1.37	0.91	1.37
Total non-performing assets to total assets	1.75	1.79	2.39	2.21	2.01

(1)	Total nonaccrual loans includes two, four, and seven trouble debt restructurings that were on non-accrual status at September 30, 2015, 2014 and 2013, respectively, totaling $1.6 million, $910,000 and $4.8 million, respectively.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Bank’s regulators have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution, without establishment of a specific allowance or charge-off, is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as doubtful we may establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of investment in classified and criticized assets at the dates indicated.

	At September 30,
(In thousands)	2014	2014	2013
Special mention assets	$6,250	$14,832	$7,256

Substandard assets (1)	18,289	17,277	18,965
Doubtful assets	420	224	1,087
Loss assets	–	–	–
Total classified assets	18,709	17,501	20,052

Total criticized assets	$24,959	$32,333	$27,308

(1)	Includes substandard loans and investment securities, other real estate owned and repossessed assets.

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

At September 30, 2015, the Company held twenty privately-issued CMO and ABS securities with an aggregate carrying value of $2.6 million and fair value of $3.7 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies. Based on an independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO or ABS portfolios. At September 30, 2014, the Company held twenty privately-issued CMO and ABS securities with an aggregate carrying value of $2.9 million and fair value of $4.4 million that had been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30,				At September 30,
	2015				2014
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	73	$4,969	27	$1,886	77	$6,093	38	$2,081
Commercial real estate	6	1,232	3	144	3	185	1	60
Multi-family	1	500	–	–	1	295	–	–
Construction	–	–	–	–	–	–	–	–
Land and land development.	1	250	–	–	2	210	–	–
Commercial business	4	15	4	362	2	256	2	110
Consumer	16	93	4	32	19	117	8	74
Total	101	$7,059	38	$2,424	104	$7,156	49	$2,325

	At September 30,
	2013
	30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	68	$4,188	37	$2,731
Commercial real estate	3	504	4	696
Multi-family	1	35	–	–
Construction	–	–	–	–
Land and land development	1	9	–	–
Commercial business	1	–	2	217
Consumer	26	237	11	218
Total	100	$4,973	54	$3,862

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

Unallocated Allowance. We may establish an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses. Any unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies to estimate specific and general losses in the loan portfolio. There was no unallocated allowance for loan losses at September 30, 2015, 2014, 2013, 2012 and 2011.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2015			2014			2013
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$444	6.70%	37.59%	$577	9.23%	40.94%	$780	14.08%	44.10%
Commercial real estate	4,327	65.32	35.97	3,808	60.93	34.48	2,826	51.03	28.17
Multi-family	156	2.36	4.47	146	2.34	4.77	249	4.50	6.40
Construction	551	8.32	7.30	443	7.09	5.12	229	4.14	4.61
Land and land development	369	5.57	2.29	302	4.83	2.53	299	5.40	2.73
Commercial business	678	10.24	6.79	795	12.72	6.37	907	16.38	7.56
Consumer	99	1.49	5.59	179	2.86	5.79	248	4.47	6.43
Total allowance for loan losses	$6,624	100.00%	100.00%	$6,250	100.00%	100.00%	$5,538	100.00%	100.00%

	At September 30,
	2012			2011
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$908	18.51%	47.72%	$833	17.83%	46.65%
Commercial real estate	2,204	44.92	22.56	1,314	28.13	20.25
Multi-family	389	7.93	5.97	604	12.93	6.86
Construction	52	1.06	3.98	56	1.20	3.34
Land and land development	2	0.04	3.08	53	1.13	3.57
Commercial business	1,084	22.10	9.04	1,525	32.64	11.19
Consumer	267	5.44	7.65	287	6.14	8.14
Total allowance for loan losses	$4,906	100.00%	100.00%	$4,672	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the banking regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. The banking regulators may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2015	2014	2013	2012	2011
Allowance for loan losses at beginning of period	$6,250	$5,538	$4,906	$4,672	$3,811
Provision for loan losses	859	1,246	1,858	1,532	1,605
Charge offs:
Residential real estate	283	278	284	510	651
Commercial real estate	40	224	11	543	68
Multi-family	–	–	–	85	–
Construction	–	–	–	–	8
Land and land development	–	–	–	–	–
Commercial business	126	234	1,013	33	86
Consumer	144	136	111	304	287
Total charge-offs	593	872	1,419	1,475	1,100

Recoveries:
Residential real estate	41	28	65	109	79
Commercial real estate	–	219	25	–	–
Multi-family	–	–	–	–	–
Land and land development	–	–	–	–	–
Construction	–	–	–	–	–
Commercial business	1	–	41	2	214
Consumer	66	91	62	66	63
Total recoveries	108	338	193	177	356
Net charge-offs	485	534	1,226	1,298	744

Allowance for loan losses at end of period	$6,624	$6,250	$5,538	$4,906	$4,672

Allowance for loan losses to non-performing loans	150.37%	145.96%	61.15%	84.12%	63.70%
Allowance for loan losses to total loans outstanding at the end of the period	1.37	1.40	1.32	1.23	1.29
Net charge-offs to average loans outstanding during the period	0.11	0.12	0.30	0.35	0.21

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

Market Risk Analysis. An element in our ongoing interest rate risk management process is to measure and monitor interest rate risk using a Net Interest Income at Risk simulation to model the interest rate sensitivity of the balance sheet and to quantify the impact of changing interest rates on the Company. The model quantifies the effects of various possible interest rate scenarios on projected net interest income over a one-year horizon. The model assumes a semi-static balance sheet and measures the impact on net interest income relative to a base case scenario of hypothetical changes in interest rates over twelve months and provides no effect given to any steps that management might take to counter the effect of the interest rate movements. The scenarios include prepayment assumptions, changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates in order to capture the impact from re-pricing, yield curve, option, and basis risks.

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2015 and 2014 financial information.

	At September 30, 2015		At September 30, 2014
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$1,541	3.16%	$(1,754)	(7.04)%
200bp	1,048	2.15	(1,132)	(4.54)
100bp	453	0.93	(552)	(2.22)
Static	-	-	-	-
(100)bp	(1,568)	(3.22)	(239)	(0.96)

At September 30, 2015, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $453,000 or 0.93% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 2.15% and 3.16%, respectively. Conversely, an immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $1.6 million, or 3.22%, over a one year horizon compared to a flat interest rate scenario.

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to our base case scenario, based on September 30, 2015 and 2014 financial information.

	At September 30, 2015
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$115,083	$(3,895)	(3.27)%	17.12%	117	bp
200bp	121,443	2,465	2.07	17.35	140	bp
100bp	124,613	5,635	4.74	17.16	121	bp
Static	118,978	-	-	15.95	-	bp
(100)bp	107,037	(11,941)	(10.04)	14.44	(151	)bp

	At September 30, 2014
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$106,910	$(14,317)	(11.81)%	16.91%	(28	)bp
200bp	114,585	(6,642)	(5.48)	17.44	25	bp
100bp	122,696	1,469	1.21	17.92	73	bp
Static	121,227	-	-	17.19	-	bp
(100)bp	111,206	(10,021)	(8.27)	15.52	(167	)bp

The previous table indicates that at September 30, 2015, the Company would expect a decrease in its EVE in the event of a sudden and sustained 300 basis point increase and/or 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at September 30, 2015 comprised approximately 44.4% of the loan portfolio.

The models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect the Company’s net interest income and EVE. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand its overall sensitivity to market interest rate changes. Therefore, as with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables and it is recognized that the model outputs are not guarantees of actual results. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could deviate significantly from those assumed in calculating the table.

Liquidity Management. Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank regularly adjusts its investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $25.0 million. Securities classified as trading and available-for-sale, amounting to $9.0 million and $178.3 million, respectively, at September 30, 2015, provide additional sources of liquidity. At September 30, 2015, we had the ability to borrow a total of approximately $128.3 million from the FHLB, of which $104.9 million was borrowed and outstanding. See Note 13 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding FHLB borrowings. In addition, we had the ability to borrow the lesser of $10 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at September 30, 2015. The Bank had no outstanding federal funds purchased under the facility at September 30, 2014. See Note 11 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding federal funds purchased borrowings.

At September 30, 2015, the Bank had $83.0 million in commitments to extend credit outstanding. See Note 19 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding commitments to extend credit. Time deposits due within one year of September 30, 2015 totaled $104.5 million, or 53.9% of time deposits. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing time deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2016. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2015, the Bank could not pay any dividends without prior regulatory approval. At September 30, 2015, the Company had liquid assets of $14.7 million on a stand-alone, unconsolidated basis.

The following tables present certain of our contractual obligations as of September 30, 2015.

		Payments due by period
(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Deferred director fee agreements	$1,044	$5	$9	$9	$1,021
Deferred compensation agreements	39	36	3	–	–
Operating lease obligations	182	68	114	–	–
Repurchase agreements	1,342	1,342	–	–	–
FHLB borrowings	104,867	24,867	25,000	25,000	30,000
Other long-term debt (1)	4,632	167	355	385	3,725
Total	$112,106	$26,485	$25,481	$25,394	$34,746

(1)	Represents outstanding principal balance on a $4.6 million loan agreement with another financial institution to finance a retail development project. The loan calls for 12 interest only monthly payments, followed by 107 monthly payments sufficient to fully amortize the loan over a 20 year period and a balloon payment of all outstanding principal and interest at maturity on July 27, 2022. Principal and interest payments commenced in August 2013.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and FHLB borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Financing and Investing Activities

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended September 30,
(In thousands)	2015	2014	2013
Investing activities:
Loan purchases	$–	$–	$–
Loan originations	(120,595)	(128,544)	(138,111)
Loan principal repayments	73,203	86,922	96,619
Loan sales	11,324	13,374	23,546
Proceeds from maturities and principal repayments of investment securities	24,322	17,567	21,271
Proceeds from maturities and principal repayments of mortgage-backed securities	6,385	7,010	11,629
Proceeds from sales of investment securities available- for-sale	-	808	801
Purchases of investment securities	(21,106)	(24,077)	(39,591)
Purchases of mortgage-backed securities	(2,563)	(17,688)	(11,361)

Financing activities:
Increase (decrease) in deposits	103	55,468	(16,508)
Increase in repurchase agreements	4	3	6
Increase (decrease) in FHLB borrowings	25,319	(9,800)	36,286
Increase (decrease) in other long-term debt	(180)	(161)	2,841

Capital Management. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2015, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement,” and Note 27 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

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

For the year ended September 30, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2015 is effective.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”).

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
3.2	Articles of Amendment to the Articles of Incorporation for the Series A Preferred Stock (2)
3.3	Bylaws of First Savings Financial Group, Inc. (1)
4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
10.1	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Larry W. Myers, dated October 7, 2009* (3)
10.2	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and John P. Lawson, Jr., dated October 7, 2009* (3)
10.3	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Anthony A. Schoen, dated October 7, 2009* (3)
10.4	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Samuel E. Eckart, dated October 7, 2009* (3)
10.5	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (4)
10.6	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (4)
10.7	Securities Purchase Agreement, dated August 11, 2011, between the Company and the Secretary of the Treasury with respect to the Series A Preferred Stock (2)
10.8	Amended and Restated Director Deferred Compensation Agreement* (1)
21.0	Subsidiaries of the Registrant
23.0	Consent of Monroe Shine & Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-151636), as amended, initially filed with the Securities and Exchange Commission on June 13, 2008.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2011.
(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 29, 2015	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer	December 29, 2015
Larry W. Myers	and Director
(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	December 29, 2015
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John P. Lawson, Jr.	Chief Operating Officer and Director	December 29, 2015
John P. Lawson, Jr.

/s/ Samuel E. Eckart	Executive Vice President and Director	December 29, 2015
Samuel E. Eckart

/s/ Cecile A. Blau	Director	December 29, 2015
Cecile A. Blau

/s/ Gerald Wayne Clapp, Jr.	Director	December 29, 2015
Gerald Wayne Clapp, Jr.

/s/ Michael F. Ludden	Director	December 29, 2015
Michael F. Ludden

/s/ Douglas A. York	Director	December 29, 2015
Douglas A. York

/s/ Vaughn K. Timberlake	Director	December 29, 2015
Vaughn K. Timberlake

/s/ Frank N. Czeschin	Director	December 29, 2015
Frank N. Czeschin

/s/ John E. Colin	Director	December 29, 2015
John E. Colin

/s/ Pamela Bennett-Martin	Director	December 29, 2015
Pamela Bennett-Martin

FIRST SAVINGS FINANCIAL GROUP, INC.

CLARKSVILLE, INDIANA

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED

  SEPTEMBER 30, 2015 AND 2014

FIRST SAVINGS FINANCIAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Savings Financial Group, Inc.

Clarksville, Indiana

We have audited the accompanying consolidated balance sheets of First Savings Financial Group, Inc. as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Savings Financial Group, Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New Albany, Indiana

December 29, 2015

Monroe Shine & Co., Inc. ♦ Certified Public Accountants and Business Consultants

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND 2014

(In thousands, except share and per share data)	2015	2014

ASSETS
Cash and due from banks	$9,884	$8,853
Interest-bearing deposits with banks	15,110	11,477
Total cash and cash equivalents	24,994	20,330

Interest-bearing time deposits	3,100	1,500
Trading account securities, at fair value	9,044	5,319
Securities available for sale, at fair value	178,328	184,697
Securities held to maturity (fair value of $5,191 in 2015 and $5,849 in 2014)	4,620	5,419

Loans held for sale ($5,835 at fair value in 2015)	6,803	281
Loans, net of allowance for loan losses of $6,624 in 2015 and $6,250 in 2014	457,112	433,876

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	6,720	6,517
Real estate development and construction	7,079	7,202
Premises and equipment	13,838	14,275
Other real estate owned, held for sale	618	953
Accrued interest receivable:
Loans	1,259	1,276
Securities	1,396	1,235
Cash surrender value of life insurance	17,766	18,021
Goodwill	7,936	7,936
Core deposit intangibles	1,381	1,725
Other assets	7,952	2,567

Total Assets	$749,946	$713,129

LIABILITIES
Deposits:
Noninterest-bearing	$71,184	$56,092
Interest-bearing	462,113	477,102
Total deposits	533,297	533,194

Repurchase agreements	1,342	1,338
Borrowings from Federal Home Loan Bank	104,867	79,548
Other long-term debt	4,632	4,812
Accrued interest payable	186	175
Advance payments by borrowers for taxes and insurance	883	748
Accrued expenses and other liabilities	10,382	6,234
Total Liabilities	655,589	626,049

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued and outstanding 17,120 shares; aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares; outstanding 2,183,510 shares (2,171,812 shares at September 30, 2014)	25	25
Additional paid-in capital - preferred	17,120	17,120
Additional paid-in capital - common	26,796	26,079
Retained earnings - substantially restricted	52,760	47,175
Accumulated other comprehensive income	4,210	3,853
Unearned ESOP shares	(197)	(537)
Unearned stock compensation	-	(162)
Less treasury stock, at cost - 358,532 shares (370,230 shares at September 30, 2014)	(6,357)	(6,473)
Total Stockholders' Equity	94,357	87,080

Total Liabilities and Stockholders' Equity	$749,946	$713,129

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands, except share and per share data)	2015	2014

INTEREST INCOME
Loans, including fees	$21,439	$20,961
Securities:
Taxable	4,111	4,523
Tax-exempt	2,086	1,730
Dividend income	303	245
Interest-bearing deposits with banks	48	35
Total interest income	27,987	27,494

INTEREST EXPENSE
Deposits	2,427	2,381
Repurchase agreements	3	3
Borrowings from Federal Home Loan Bank	1,172	968
Loans payable	176	203
Total interest expense	3,778	3,555

Net interest income	24,209	23,939
Provision for loan losses	859	1,246

Net interest income after provision for loan losses	23,350	22,693

NONINTEREST INCOME
Service charges on deposit accounts	1,326	1,263
Net gain on sales of available for sale securities	-	123
Net gain on trading account securities	440	704
Net gain on sales of loans	824	287
Increase in cash surrender value of life insurance	479	496
Gain on life insurance	831	-
Commission income	373	331
Real estate lease income	628	568
Other income	1,075	1,274
Total noninterest income	5,976	5,046

NONINTEREST EXPENSE
Compensation and benefits	11,809	11,167
Occupancy and equipment	2,622	2,555
Data processing	1,390	1,237
Advertising	530	400
Professional fees	1,172	1,276
FDIC insurance premiums	460	443
Net loss on other real estate owned	1	230
Other operating expenses	3,015	2,964
Total noninterest expense	20,999	20,272
Income before income taxes	8,327	7,467
Income tax expense	1,576	2,077
Net Income	$6,751	$5,390

Preferred stock dividends declared	171	171
Net Income Available to Common Shareholders	$6,580	$5,219

Net income per common share:
Basic	$3.07	$2.46
Diluted	$2.93	$2.34

Weighted average common shares outstanding:
Basic	2,140,632	2,122,880
Diluted	2,247,966	2,229,314

Dividends per common share	$0.47	$0.43

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands)	2015	2014

Net Income	$6,751	$5,390

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	549	3,795
Income tax expense	(192)	(1,335)
Net of tax amount	357	2,460

Less: reclassification adjustment for realized gains included in net income	-	(123)
Income tax expense	-	48
Net of tax amount	-	(75)

Other Comprehensive Income	357	2,385

Comprehensive Income	$7,108	$7,775

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2015 AND 2014

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Balances at October 1, 2013	$-	$25	$42,584	$42,870	$1,468	$(1,287)	$(3,407)	$82,253

Net income	-	-	-	5,390	-	-	-	5,390

Other comprehensive income	-	-	-	-	2,385	-	-	2,385

Preferred stock dividends	-	-	-	(171)	-	-	-	(171)

Common stock dividends ($0.43 per share)	-	-	-	(914)	-	-	-	(914)

Stock compensation expense	-	-	235	-	-	260	-	495

Shares released by ESOP trust	-	-	424	-	-	328	-	752

Stock options exercise - 11,000 shares	-	-	(44)	-	-	-	190	146

Purchase of 138,842 treasury shares	-	-	-	-	-	-	(3,256)	(3,256)

Balances at September 30, 2014	$-	$25	$43,199	$47,175	$3,853	$(699)	$(6,473)	$87,080

Net income	-	-	-	6,751	-	-	-	6,751

Other comprehensive income	-	-	-	-	357	-	-	357

Preferred stock dividends	-	-	-	(171)	-	-	-	(171)

Common stock dividends ($0.47 per share)	-	-	-	(995)	-	-	-	(995)

Stock compensation expense	-	-	243	-	-	162	-	405

Shares released by ESOP trust	-	-	563	-	-	340	-	903

Stock options exercises - 20,972 shares	-	-	(89)	-	-	-	367	278

Purchase of 9,274 treasury shares	-	-	-	-	-	-	(251)	(251)

Balances at September 30, 2015	$-	$25	$43,916	$52,760	$4,210	$(197)	$(6,357)	$94,357

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,751	$5,390
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	859	1,246
Depreciation and amortization	1,452	1,445
Amortization of premiums and accretion of discounts on securities, net	679	643
Increase in trading account securities	(3,725)	(2,109)
Loans originated for sale	(16,980)	(8,458)
Proceeds on sales of loans	11,324	8,863
Net gain on sales of loans	(824)	(287)
Net realized and unrealized (gain) loss on other real estate owned	(1)	73
Net gain on sales of available for sale securities	-	(123)
Gain on life insurance	(831)	-
Increase in cash surrender value of life insurance	(479)	(496)
Deferred income taxes	(36)	150
ESOP and stock compensation expense	1,108	1,127
Increase in accrued interest receivable	(144)	(120)
Increase (decrease) in accrued interest payable	11	(9)
Change in other assets and liabilities, net	698	793
Net Cash Provided By (Used In) Operating Activities	(138)	8,128

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(1,600)	-
Purchase of securities available for sale	(23,669)	(41,765)
Proceeds from sales of securities available for sale	-	808
Proceeds from maturities of securities available for sale	11,227	9,660
Proceeds from maturities of securities held to maturity	666	698
Principal collected on securities	18,814	14,219
Net increase in loans	(24,519)	(27,775)
Purchase of Federal Reserve Bank stock	(945)	-
Purchase of Federal Home Loan Bank stock	(533)	(1,017)
Proceeds from redemption of Federal Home Loan Bank stock	1,275	-
Investment in cash surrender value of life insurance	-	(5,000)
Investment in historic tax credit entity	(417)	-
Proceeds from sale of other real estate owned	809	778
Investment in real estate development and construction	(73)	(216)
Purchase of premises and equipment	(475)	(342)
Net Cash Used In Investing Activities	(19,440)	(49,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	103	55,468
Net increase in repurchase agreements	4	3
Increase in Federal Home Loan Bank line of credit	5,319	200
Proceeds from Federal Home Loan Bank advances	300,000	372,000
Repayment of Federal Home Loan Bank advances	(280,000)	(382,000)
Repayment of other long-term debt	(180)	(161)
Net increase in advance payments by borrowers for taxes and insurance	135	41
Exercise of stock options	278	146
Purchase of treasury stock	(251)	(3,273)
Dividends paid on preferred stock	(171)	(171)
Dividends paid on common stock	(995)	(914)
Net Cash Provided By Financing Activities	24,242	41,339

Net Increase (Decrease) in Cash and Cash Equivalents	4,664	(485)

Cash and cash equivalents at beginning of year	20,330	20,815

Cash and Cash Equivalents at End of Year	$24,994	$20,330

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Savings Financial Group, Inc. (the “Company”) is a financial holding company and the parent of First Savings Bank (the “Bank”) and First Savings Insurance Risk Management, Inc. (the “Captive”).

The Bank, which is a wholly-owned Indiana-chartered commercial bank subsidiary of the Company, provides a variety of banking services to individuals and business customers through fourteen locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate residential mortgage, commercial mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities and other securities. The Bank has three-wholly owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio, FFCC, Inc., (“FFCC”) which is an Indiana corporation that participates in commercial real estate development and leasing, and Southern Indiana Financial Corporation, which is currently inactive.

The Captive, which is a wholly-owned insurance subsidiary of the Company formed during the fourth fiscal quarter of 2014, is a Nevada corporation that provides property and casualty insurance to the Company, the Bank and the Bank’s active subsidiaries. In addition, the Captive provides reinsurance to eight other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.

Basis of Consolidation and Reclassifications

The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on net income or stockholders’ equity.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(1 - continued)

Use of Estimates - continued

A majority of the Bank’s loan portfolio consists of single-family residential and commercial real estate loans to customers in the southern Indiana and Louisville, Kentucky metropolitan area. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in local market conditions.

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

Securities Available for Sale: Securities available for sale consist primarily of municipal obligations, mortgage-backed securities and collateralized mortgage obligations (“CMOs”), and are stated at fair value. The Company holds municipal bonds issued by municipal governments within the U.S.; mortgage-backed securities and CMOs issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), government-sponsored enterprises; debt securities issued by government-sponsored enterprises; and privately-issued CMOs and asset-backed securities (“ABSs”). The Company also holds a pass-through asset-backed security guaranteed by the U.S. Small Business Administration (“SBA”) representing participating interests in pools of long-term debentures issued by state and local development companies certified by the SBA. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. CMOs and ABSs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

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

Investments in non-marketable equity securities such as Federal Reserve Bank (“FRB”) and Federal Home Loan Bank of Indianapolis (“FHLB”) stock are carried at cost and are classified as restricted securities. Impairment testing on these investments is based on applicable accounting guidance and the cost basis is reduced when impairment is deemed to be other-than-temporary.

Loans Held for Sale

Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. Aggregate market value is determined based on the quoted prices under a “best efforts” sales agreement with a third party. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains on sales of residential mortgage loans are included in noninterest income. Residential mortgage loans are sold with servicing released.

Commitments to originate residential mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s residential mortgage loan commitments subject to derivative accounting are fixed rate mortgage loan commitments at market rates when initiated. At September 30, 2015, the Bank had commitments to originate $448,000 of fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

The Bank originates loans to customers under the SBA 7(a) program that generally provides for SBA guarantees of 75% of each loan. The Bank intends to sell the guaranteed portion of the SBA loans. Such loans were classified as loans held for sale at September 30, 2015 and were recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, at fair value. The fair value of SBA loans held for sale included the servicing value of the loans as well as any accrued interest at September 30, 2015. There were no SBA loans held for sale at September 30, 2014.

Transfers of Financial Assets

The Company accounts for transfers and servicing of financial assets in accordance with FASB ASC 860, Transfers and Servicing. Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free from conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(1 - continued)

Loans and Allowance for Loan Losses

Loans Held for Investment

Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for loan losses. The Company grants real estate mortgage, commercial business and consumer loans. A substantial portion of the loan portfolio is represented by residential and commercial mortgage loans to customers in the southern Indiana and Louisville, Kentucky metropolitan area. The ability of the Company’s customers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Nonaccrual Loans

The recognition of income on a loan is discontinued and previously accrued interest is reversed when interest or principal payments become 90 days past due unless, in the opinion of management, the outstanding interest remains collectible. Past due status is determined based on contractual terms. Generally, by applying the cash receipts method, interest income on nonaccrual loans is subsequently recognized only as received until the loan is returned to accrual status. The cash receipts method is used when the likelihood of further loss on the loan is remote. Otherwise, the Company applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance until the loan qualifies for return to accrual status. Interest income on impaired loans is recognized using the cost recovery method, unless the likelihood of further loss is considered remote.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(1 - continued)

Loans and Allowance for Loan Losses - continued

During the year ended September 30, 2015, the Company recognized partial charge-offs on loans totaling $117,000. At September 30, 2015, the Company had four outstanding loans with an aggregate recorded investment of $549,000 on which partial charge-offs totaling $225,000 had been recorded. During the year ended September 30, 2014, the Company did not recognize any partial charge-offs. At September 30, 2014, the Company had one outstanding loan with a recorded investment of $229,000 on which partial charge-offs totaling $107,000 had been recorded.

Consumer loans not secured by real estate are typically charged off at 90 days past due, or earlier if deemed uncollectible, unless the loans are in the process of collection. Overdrafts are charged off after 45 days past due. Charge-offs are typically recorded on loans secured by real estate when the property is foreclosed upon when the carrying value of the loan exceeds the property’s fair value less the estimated costs to sell.

Allowance for Loan Losses

The allowance for loan losses reflects management’s judgment of probable loan losses inherent in the loan portfolio at the balance sheet date. Additions to the allowance for loan losses are made by the provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated for impairment or loans otherwise classified as doubtful. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

The general component covers non-classified loans and classified loans that are found, upon individual evaluation, to be not impaired. Such loans are pooled by segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 36-month period. This actual loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis based on the risks present for each portfolio segment. Management considers changes and trends in the following qualitative loss factors: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in the volume and term of new loan originations; national and local economic trends and conditions; changes in lending policies, procedures and practices; changes in the experience and ability of lending management and other staff; changes in the quality and depth of the internal loan review process; trends in collateral valuation in the Company’s lending area; and other factors as determined by management. Each qualitative factor is evaluated and a qualitative factor adjustment is applied to the actual historical loss factors in determining the adjusted loss factors used in management’s allowance for loan losses adequacy calculation.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(1 - continued)

Loans and Allowance for Loan Losses - continued

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

Residential real estate loans primarily consist of loans to individuals for the purchase or refinance of their primary residence, with a small portion of the segment secured by non-owner-occupied residential investment properties. The risks associated with residential real estate loans are closely correlated to the local housing market and general economic conditions, as repayment of the loans is primarily dependent on the borrower’s or tenant’s personal cash flow and employment status.

Commercial real estate loans are comprised of loans secured by various types of collateral including office buildings, warehouses, retail space and mixed use buildings primarily in the Company’s primary lending area, with a portion of the collateral for the segment located in other states. Risks related to commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and general economic condition of the local real estate market. Repayment of these loans is generally dependent on the ability of the borrower to attract tenants at lease rates that provide for adequate debt service and can be impacted by general economic conditions, which impact vacancy rates. The Company generally obtains loan guarantees from financially capable parties for commercial real estate loans.

Multi-family residential real estate loans primarily consist of loans secured by apartment buildings and other multi-tenant developments generally located in the Company’s primary lending area. Repayment of these loans is primarily dependent on the borrower’s ability to attract tenants and collect rents that provide for adequate debt service. The risks associated with these loans are closely correlated to the local housing market and general economic conditions.

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

Commercial business loans include lines of credit to businesses, term loans and letters of credit secured by business assets such as equipment, accounts receivable, inventory, or other assets excluding real estate and are generally made to finance capital expenditures or fund operations. Commercial loans contain risks related to the value of the collateral securing the loan and the repayment is primarily dependent upon the financial success and viability of the borrower. As with commercial real estate loans, the Company generally obtains loan guarantees from financially capable parties for commercial business loans.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(1 - continued)

Loans and Allowance for Loan Losses – continued

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

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended September 30, 2015 and 2014.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(1 - continued)

Loans and Allowance for Loan Losses – continued

A TDR can involve loans remaining on nonaccrual, moving to nonaccrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured in a TDR remains on nonaccrual status for a period of at least six months following the restructuring in order to ensure that the borrower performs in accordance with the restructured terms, including consistent and timely payments of at least six consecutive months according to the restructured terms.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. The Company uses the straight line method of computing depreciation at rates adequate to amortize the cost of the applicable assets over their estimated useful lives. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold, or otherwise disposed of, are removed from the related accounts and any gain or loss is included in earnings.

Other Real Estate Owned

Other real estate owned includes formally foreclosed property and former banking facilities held for sale. At the time of foreclosure, foreclosed real estate is recorded at its fair value less estimated costs to sell, which becomes the property’s new cost basis. Any write-downs based on the property’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure or the decision to classify property as held for sale, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Costs incurred in maintaining other real estate owned and subsequent impairment adjustments to the carrying amount of a property, if any, are included in noninterest expense.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(1 - continued)

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

Benefit Plans

The Bank provides a contributory defined contribution plan available to all eligible employees. The Company also established a leveraged employee stock ownership plan (“ESOP”) on October 6, 2008 that includes substantially all employees. The Company accounts for the ESOP in accordance with FASB ASC 718-40, Employee Stock Ownership Plans. Dividends declared on allocated shares are recorded as a reduction of retained earnings and paid to the participants’ accounts or used for additional debt service on the ESOP loan. Dividends declared on unallocated shares are not considered dividends for financial reporting purposes and are used for additional debt service on the ESOP loan. As shares are committed to be released for allocation to participants’ accounts, compensation expense is recognized based on the average fair value of the shares and the shares become available for earnings per share calculations.

Stock Based Compensation

The Company has adopted the fair value based method of accounting for stock-based compensation prescribed in FASB ASC 718-20, Compensation – Stock Compensation, for its stock plan.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(1 - continued)

Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In January 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of the amendments in this update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in the update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor, and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in the update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this update did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customer and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, with the issuance of ASU No. 2015-14 in August 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year for all entities, making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Companies have the option to apply ASU No. 2014-09 as of the original effective date. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The objective of the amendments in this update is to reduce the diversity in how creditors classify government-guaranteed mortgage loans, including FHA and VA guaranteed loans, upon foreclosure by addressing the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. The amendments in the update are effective for public entities for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this update did not have a material impact on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(1 - continued)

Recent Accounting Pronouncements

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments. The guidance eliminates the requirement for an acquirer in a business combination to retrospectively account for measurement-period adjustments. Instead, acquirers must recognize measurement-period adjustments during the reporting period in which the adjustment amounts are determined, and the effect of the adjustments on the income statement must be calculated as if the accounting had been completed at the acquisition date. In addition, the update requires an entity to present separately on the face of the income statement or in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public entities, the guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not been issued. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(2)	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are unavailable for investment but are interest-bearing. The average amount of those reserve balances was approximately $8.4 million and $7.1 million for the years ended September 30, 2015 and 2014, respectively.

(3)	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. Trading account securities recorded at fair value totaled $9.0 million and $5.3 million as of September 30, 2015 and 2014, respectively. During the year ended September 30, 2015, the Company reported net gains on trading account securities of $440,000, including net realized gains on the sale of securities of $394,000 and net unrealized gains on securities still held as of the balance sheet date of $46,000. During the year ended September 30, 2014, the Company reported net gains on trading account securities of $704,000, including net realized gains on the sale of securities of $713,000 partially offset by net unrealized losses on securities still held as of the balance sheet date of $9,000.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2015:
Securities available for sale:
Agency bonds and notes	$5,564	$18	$-	$5,582
Agency mortgage-backed	47,418	901	41	48,278
Agency CMO	18,943	118	47	19,014
Privately-issued CMO	3,005	465	-	3,470
Privately-issued ABS	4,820	1,289	-	6,109
SBA certificates	1,472	8	-	1,480
Municipal bonds	90,380	4,185	170	94,395
Total securities available for sale	$171,602	$6,984	$258	$178,328
Securities held to maturity:
Agency mortgage-backed	$345	$31	$-	$376
Municipal bonds	4,275	540	-	4,815
Total securities held to maturity	$4,620	$571	$-	$5,191

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(3 – continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2014:
Securities available for sale:
Agency bonds and notes	$12,269	$12	$190	$12,091
Agency mortgage-backed	51,845	518	108	52,255
Agency CMO	29,648	95	259	29,484
Privately-issued CMO	3,302	618	-	3,920
Privately-issued ABS	5,552	1,801	-	7,353
SBA certificates	1,753	9	-	1,762
Municipal bonds	74,148	3,818	134	77,832
Total securities available for sale	$178,517	$6,871	$691	$184,697
Securities held to maturity:
Agency mortgage-backed	$455	$37	$-	$492
Municipal bonds	4,964	393	-	5,357
Total securities held to maturity	$5,419	$430	$-	$5,849

The amortized cost and fair value of available for sale and held to maturity debt securities as of September 30, 2015 by contractual maturity are shown below. Expected maturities of mortgage and other asset-backed securities may differ from contractual maturities because the mortgages and other assets underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due within one year	$1,909	$1,955	$537	$563
Due after one year through five years	6,150	6,467	1,721	1,995
Due after five years through ten years	21,613	22,998	1,305	1,464
Due after ten years	66,272	68,557	712	793
	95,944	99,977	4,275	4,815

CMO	21,948	22,484	-	-
ABS	4,820	6,109	-	-
SBA certificates	1,472	1,480	-	-
Mortgage-backed securities	47,418	48,278	345	376

	$171,602	$178,328	$4,620	$5,191

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(3 – continued)

Information pertaining to securities with gross unrealized losses at September 30, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses

Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed	4	$3,600	$20
Municipal bonds	15	9,356	137

Total less than twelve months	19	12,956	157

Continuous loss position more than twelve months:
Agency mortgage-backed	2	1,982	21
Agency CMO	3	6,753	47
Municipal bonds	2	1,248	33

Total more than twelve months	7	9,983	101

Total securities available for sale	26	$22,939	$258

At September 30, 2015, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at September 30, 2015, which consisted of U.S. government agency mortgage-backed securities and CMOs and municipal bonds, had depreciated approximately 1.11% from the Company’s amortized cost basis and are fixed rate securities with a weighted-average yield of 2.25% and a weighted-average coupon rate of 3.41% at September 30, 2015. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At September 30, 2015, the Company held twenty privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $2.6 million and fair value of $3.7 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(3 – continued)

At September 30, 2015, there were no privately-issued CMOs or ABS in loss positions. Based on the independent third party analysis of the expected cash flows, management has determined that no other-than-temporary impairment is required to be recognized on the privately-issued CMO and ABS portfolios. While the Company did not recognize a credit-related impairment loss at September 30, 2015, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

The unrealized losses on U.S. government agency mortgage-backed securities and CMOs and municipal bonds relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the year ended September 30, 2015, the Company did not realize any gross gains on sales of available for sale securities. The Company realized gross gains on sales of available for sale U.S. government agency notes, equity securities and municipal bonds of $1,000, $111,000 and $11,000, respectively, for the year ended September 30, 2014.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings during the years ended September 30, 2015 and 2014, and may be pledged to secure federal funds borrowings (see Notes 11, 12 and 13).

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2015 and 2014 consisted of the following:

(In thousands)	2015	2014

Real estate mortgage:
1-4 family residential	$181,873	$182,743
Commercial	172,995	153,896
Multifamily residential	21,647	21,286
Residential construction	19,723	14,528
Commercial construction	15,548	8,354
Land and land development	11,061	11,290
Commercial business	32,574	28,448
Consumer:
Home equity	19,423	17,903
Auto	5,452	5,619
Other consumer	2,159	2,320
Gross loans	482,455	446,387
Undisbursed portion of construction loans	(18,599)	(6,271)
Principal loan balance	463,856	440,116

Deferred loan origination fees and costs, net	(120)	10
Allowance for loan losses	(6,624)	(6,250)

Loans, net	$457,112	$433,876

Residential mortgage loans serviced for the benefit of others amounted to $74,000 and $91,000 at September 30, 2015 and 2014, respectively.

At September 30, 2015, the recorded investment in residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $13.0 million, of which some do not have private mortgage insurance or government guaranty.

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

The following is a summary of activity for related party loans for the years ended September 30, 2015 and 2014:

(In thousands)	2015	2014

Beginning balance	$6,306	$5,946
New loans and advances	1,950	1,897
Repayments	(2,018)	(1,431)
Reclassifications due to officer and director changes	4,838	(106)

Ending balance	$11,076	$6,306

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(4 – continued)

The following table provides the components of the recorded investment in loans as of September 30, 2015:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$181,873	$172,995	$21,647	$16,672	$11,061	$32,574	$27,034	$463,856

Accrued interest receivable	552	454	47	23	30	95	58	1,259

Net deferred loan origination fees and costs	283	(294)	(21)	(63)	8	(28)	(5)	(120)

Recorded investment in loans	$182,708	$173,155	$21,673	$16,632	$11,099	$32,641	$27,087	$464,995

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,391	$7,041	$-	$-	$-	$222	$290	$11,944

Collectively evaluated for impairment	177,873	166,114	21,673	16,632	11,099	32,419	26,767	452,577

Acquired with deteriorated credit quality	444	-	-	-	-	-	30	474

Recorded investment in loans	$182,708	$173,155	$21,673	$16,632	$11,099	$32,641	$27,087	$464,995

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(4 – continued)

An analysis of the allowance for loan losses as of and for the year ended September 30, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$577	$3,808	$146	$443	$302	$795	$179	$6,250
Provisions	109	559	10	108	67	8	(2)	859
Charge-offs	(283)	(40)	-	-	-	(126)	(144)	(593)
Recoveries	41	-	-	-	-	1	66	108

Ending balance	$444	$4,327	$156	$551	$369	$678	$99	$6,624

Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$9	$-	$-	$-	$-	$-	$5	$14

Collectively evaluated for impairment	435	4,327	156	551	369	678	94	6,610

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$444	$4,327	$156	$551	$369	$678	$99	$6,624

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(4 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2015. The Company recognized $5,000 of interest income on impaired commercial real estate loans using the cash receipts method of accounting for the year ended September 30, 2015.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$4,681	$5,245	$-	$5,590	$143
Commercial real estate	7,041	7,079	-	6,136	223
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	-	-	-	-	-
Commercial business	222	282	-	255	1
Consumer	210	214	-	238	6

	$12,154	$12,820	$-	$12,219	$373

Loans with an allowance recorded:
Residential real estate	$9	$9	$9	$115	$-
Commercial real estate	-	-	-	9	-
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	-	-	-	-	-
Commercial business	-	-	-	4	-
Consumer	80	80	5	90	-

	$89	$89	$14	$218	$-

Total:
Residential real estate	$4,690	$5,254	$9	$5,705	$143
Commercial real estate	7,041	7,079	-	6,145	223
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	-	-	-	-	-
Commercial business	222	282	-	259	1
Consumer	290	294	5	328	6

	$12,243	$12,909	$14	$12,437	$373

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(4 – continued)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2015 and 2014:

	At September 30, 2015			At September 30, 2014
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,923	$155	$2,078	$2,431	$458	$2,889
Commercial real estate	1,855	-	1,855	1,034	-	1,034
Multifamily	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-
Commercial business	210	94	304	123	-	123
Consumer	165	3	168	216	20	236

Total	$4,153	$252	$4,405	$3,804	$478	$4,282

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(4 – continued)

The following table presents the aging of the recorded investment in past due loans at September 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$3,635	$1,419	$1,530	$6,584	$176,124	$182,708
Commercial real estate	1,098	113	139	1,350	171,805	173,155
Multifamily	504	-	-	504	21,169	21,673
Construction	-	-	-	-	16,632	16,632
Land and land development	253	-	-	253	10,846	11,099
Commercial business	15	-	303	318	32,323	32,641
Consumer	81	14	32	127	26,960	27,087

Total	$5,586	$1,546	$2,004	$9,136	$455,859	$464,995

The following table presents the aging of the recorded investment in past due loans at September 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$4,493	$1,639	$1,823	$7,955	$175,715	$183,670
Commercial real estate	115	54	59	228	153,800	154,028
Multifamily	297	-	-	297	21,014	21,311
Construction	-	-	-	-	16,601	16,601
Land and land development	6	205	-	211	11,114	11,325
Commercial business	259	-	123	382	28,168	28,550
Consumer	39	79	72	190	25,727	25,917

Total	$5,209	$1,977	$2,077	$9,263	$432,139	$441,402

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)
September 30, 2015:
Pass	$175,662	$160,224	$21,673	$16,632	$11,079	$32,335	$26,793	$444,398
Special Mention	799	5,342	-	-	-	96	13	6,250
Substandard	5,871	7,589	-	-	20	173	274	13,927
Doubtful	376	-	-	-	-	37	7	420
Loss	-	-	-	-	-	-	-	-

Total	$182,708	$173,155	$21,673	$16,632	$11,099	$32,641	$27,087	$464,995

September 30, 2014:
Pass	$172,822	$138,854	$21,311	$16,601	$11,206	$28,127	$25,471	$414,392
Special Mention	4,233	10,226	-	-	6	278	89	14,832
Substandard	6,398	4,948	-	-	113	145	350	11,954
Doubtful	217	-	-	-	-	-	7	224
Loss	-	-	-	-	-	-	-	-

Total	$183,670	$154,028	$21,311	$16,601	$11,325	$28,550	$25,917	$441,402

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(4 – continued)

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status at September 30, 2015 and 2014. There was no specific reserve included in the allowance for loan losses related to TDRs at September 30, 2015 and 2014.

	Accruing	Nonaccrual	Total
	(In thousands)
September 30, 2015:
Residential real estate	$2,767	$110	$2,877
Commercial real estate	5,186	1,523	6,709
Commercial business	12	-	12
Consumer	125	-	125

Total	$8,090	$1,633	$9,723

September 30, 2014:
Residential real estate	$2,710	$214	$2,924
Commercial real estate	4,671	696	5,367
Commercial business	22	-	22
Consumer	134	-	134

Total	$7,537	$910	$8,447

The following table summarizes information in regard to TDRs that were restructured during the years ended September 30, 2015 and 2014.

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
		(Dollars in thousands)
September 30, 2015:
Residential real estate	2	$165	$172
Commercial real estate	1	1,523	1,523
Consumer	1	3	3

Total	4	$1,691	$1,698

September 30, 2014:
Residential real estate	6	$326	$397
Commercial real estate	1	716	724

Total	7	$1,042	$1,121

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(4 – continued)

At September 30, 2015, the Company had a commitment to lend $2,000 in additional funds to a customer with an outstanding loan classified as a TDR. The Company had not committed to lend any additional amounts as of September 30, 2014 to customers with outstanding loans classified as TDRs.

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate, extension of the maturity date, deferral of the contractual principal and interest payments, and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

There were no principal charge-offs recorded as a result of TDRs during the years ended September 30, 2015 and 2014. There was no specific allowance for loan losses related to TDRs modified during the years ended September 30, 2015 and 2014. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the year ended September 30, 2015, the Company did not have any TDRs that were modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure).

During the year ended September 30, 2014, the Company had two TDRs totaling $476,000 that were modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure). The total consisted of two residential real estate loans with a balance of $476,000 at the date of default. As of September 30, 2014, one of the defaulted TDRs totaling $200,000 was accruing and performing in agreement with the modified terms after curing the default. The other defaulted TDR resulted in foreclosure of the property and its transfer to other real estate owned during the year ended September 30, 2014. The Company did not recognize a net charge-off to the allowance for loan losses as a result of this foreclosure.

(5)	REAL ESTATE DEVELOPMENT AND CONSTRUCTION

The Company is developing a parcel of land in New Albany, Indiana for retail purposes through the Bank’s subsidiary, FFCC. The total cost of the development is expected to be approximately $7.7 million, including the $7.6 million paid as of September 30, 2015. The development costs were partially funded by a loan from another financial institution (see Note 14). The development is substantially completed, with only certain tenant improvements in a multi-tenant retail building to be completed for future lessees, and ten tenants have commenced occupancy as of September 30, 2015. The development plans provide for up to thirteen tenants when fully occupied.

Real estate development and construction consisted of the following at September 30, 2015 and 2014:

(In thousands)	2015	2014

Land and land improvements	$4,159	$4,159
Office buildings	3,321	3,248
Furniture, fixtures and equipment	74	74
	7,554	7,481

Less accumulated depreciation	475	279

Totals	$7,079	$7,202

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(5 – continued)

Depreciation expense of $196,000 and $192,000 was recognized for real estate development and construction for the years ended September 30, 2015 and 2014, respectively.

The Bank and FFCC lease commercial retail space to tenants under noncancelable operating leases with terms of five to twenty years. The following is a schedule by years of future minimum lease payments under the leases as of September 30, 2015:

Years ending September 30:	(In thousands)

2016	$705
2017	711
2018	723
2019	708
2020	639
2021 and thereafter	3,200

Total	$6,686

As a result of the Bank’s conversion to an Indiana-chartered commercial bank and entry in the Federal Reserve System on December 19, 2014, the Company is required under federal regulations to divest of its commercial real estate development by December 19, 2016 but may apply to the Federal Reserve Board for extension of the conformance period for up to three additional years, in three one-year increments. The Company is required under Indiana state law to divest of its commercial real estate development within a ten-year period, or prior to December 19, 2024. In connection with its charter conversion, the Bank has committed under a plan of divestiture filed with the Indiana Department of Financial Institutions to divest of the commercial real estate development prior to December 31, 2017, which may require approval from the Federal Reserve Board for extension of the federal conformance period beyond December 19, 2016.

(6)	INVESTMENT IN HISTORIC TAX CREDIT ENTITY

On October 15, 2014, the Bank entered into an agreement to participate in the rehabilitation of a certified historic structure located in Louisville, Kentucky with a regional commercial developer. As part of the agreement, the Bank committed to invest $4.2 million into a limited liability company organized in the state of Kentucky by the commercial developer, for which it received a 99% equity interest in the entity and will receive an allocation of 99% of the operating profit and losses and any historic tax credits generated by the entity. The tax credits expected to be allocated to the Bank include federal rehabilitation investment credits totaling $4.6 million available under Internal Revenue Code Section 47. The Bank invested $417,000 on October 15, 2014 and an additional $417,000 on September 11, 2015 upon 50% completion of the project, and has committed to invest the remaining $3.3 million when the project is fully completed and the certificate of occupancy is received. The project is expected to be fully completed in April 2016.

The Bank’s investment in the historic tax credit entity is accounted for using the equity method of accounting. At September 30, 2015, the Bank’s investment of $4.2 million is included in other assets and its unfunded capital contribution commitment of $3.3 million is included in other liabilities in the accompanying consolidated balance sheet. The historic tax credit entity’s asset and liabilities totaled $953,000 and $119,000, respectively, at September 30, 2015. The entity did not report any revenues or net income for the year ended September 30, 2015 as operations had not yet commenced.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(7)	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

(In thousands)	2015	2014

Land and land improvements	$5,218	$5,218
Office buildings	10,431	10,376
Furniture, fixtures and equipment	4,293	4,467
	19,942	20,061

Less accumulated depreciation	6,104	5,786

Totals	$13,838	$14,275

Depreciation expense of $912,000 and $909,000 was recognized for premises and equipment for the years ended September 30, 2015 and 2014, respectively.

(8)	OTHER REAL ESTATE OWNED

At September 30, 2015 and 2014, the Bank had other real estate owned held for sale of $618,000 and $953,000, respectively, including $100,000 and $130,000 in former banking facilities held for sale, respectively. During the years ended September 30, 2015 and 2014, foreclosure losses in the amount of $262,000 and $321,000, respectively, were charged-off to the allowance for loan losses. The losses on subsequent write downs of other real estate owned amounted to $73,000 and $210,000 for the years ended September 30, 2015 and 2014, respectively, and were aggregated with realized gains and losses from the sale of other real estate owned, and real estate taxes and other expenses of holding other real estate owned. Net realized gains from the sale of other real estate owned amounted to $123,000 and $115,000 for the years ended September 30, 2015 and 2014, respectively. Real estate taxes, other expenses of holding other real estate owned and net of income received from the operation of other real estate owned held for sale amounted to $50,000 and $135,000 for the years ended September 30, 2015 and 2014, respectively. The net gain or loss is reported in noninterest expense. There were no realized gains from the sale of other real estate owned deferred during the year ended September 30, 2015. Realized gains from the sale of other real estate owned totaling $82,000 for the year ended September 30, 2014, were deferred because the sales were financed by the Bank and did not qualify for recognition under generally accepted accounting principles. At September 30, 2015 and 2014, aggregate deferred gains on the sale of other real estate owned financed by the Bank amounted to $188,000 and $237,000, respectively. At September 30, 2015, the recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $806,000.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(9)	GOODWILL AND OTHER INTANGIBLES

Goodwill and the core deposit intangibles acquired in the acquisitions of Community First Bank (“Community First”) on September 30, 2009 and the First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”) branches on July 6, 2012 are evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill or the core deposit intangibles was recognized during 2015 or 2014.

The changes in the carrying amount of goodwill for the years ended September 30, 2015 and 2014 are summarized as follows:

(In thousands)	2015	2014

Beginning balance	$7,936	$7,936
Changes in goodwill	-	-

Ending balance	$7,936	$7,936

The following is a summary of other intangible assets subject to amortization:

(In thousands)	2015	2014

Core deposit intangible acquired in Community First acquisition	$2,741	$2,741
Core deposit intangible acquired in First Federal branch acquisition	566	566
Less accumulated amortization	(1,926)	(1,582)

Ending balance	$1,381	$1,725

Amortization expense of intangibles amounted to $344,000 for each of the years ended September 30, 2015 and 2014. Estimated amortization expense for the core deposit intangibles for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)

2016	$344
2017	344
2018	344
2019	148
2020	50
2021 and thereafter	151

Total	$1,381

(10)	DEPOSITS

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was $11.3 million and $10.6 million at September 30, 2015 and 2014, respectively.

At September 30, 2015, scheduled maturities of time deposits were as follows:

Years ending September 30:	(In thousands)

2016	$104,498
2017	37,487
2018	10,589
2019	19,593
2020 and thereafter	21,729

Total	$193,896

The Bank held deposits for related parties of $5.4 million and $4.8 million at September 30, 2015 and 2014, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(11)	FEDERAL FUNDS PURCHASED

The Bank has entered into a federal funds purchased line of credit facility with another financial institution that established a line of credit not to exceed the lesser of $10 million or 25% of the Bank’s equity capital, excluding reserves. Availability under the line of credit is subject to continued borrower eligibility and expires on June 30, 2016 unless it is extended.  The line of credit is intended to support short-term liquidity needs, and the agreement states that the Bank may borrow under the facility for up to seven consecutive days without pledging collateral to secure the borrowing. At September 30, 2015 and 2014, the Bank had no outstanding federal funds purchased under the facility.

(12)	REPURCHASE AGREEMENTS

Repurchase agreements include retail repurchase agreements representing overnight borrowings from deposit customers.

Repurchase agreements at September 30, 2015 and 2014 are summarized as follows:

	2015		2014
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount

Retail repurchase agreements	0.25%	$1,342	0.25%	$1,338

The debt securities underlying the retail repurchase agreements were under the control of the Bank at September 30, 2015 and 2014.

Information concerning borrowings under retail repurchase agreements as of and for the years ended September 30, 2015 and 2014 is summarized as follows:

(Dollars in thousands)	2015	2014

Weighted average interest rate during the year	0.25%	0.25%
Average balance during the year	$1,340	$1,336
Maximum month-end balance during the year	1,342	1,338

Available for sale debt securities underlying the agreements at September 30:

Amortized cost	$1,502	$1,719
Fair value	1,535	1,758

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(13)	BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2015 and 2014 borrowings from the FHLB were as follows:

	2015		2014
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount

Advances maturing in:
2015	-%	$-	1.38%	$45,000
2016	0.59%	10,000	-%	-
2017	1.10%	15,000	1.10%	15,000
2018	1.04%	10,000	1.04%	10,000
2020	1.86%	25,000	-%	-
2021 and beyond	1.80%	30,000	-%	-

Total advances		90,000		70,000

Line of credit balance	0.49%	14,867	0.43%	9,548

Total borrowings from FHLB		$104,867		$79,548

The Bank entered into an Advances, Pledge and Security Agreement with the FHLB, allowing the Bank to initiate advances from the FHLB. The advances are secured under a blanket collateral agreement. At September 30, 2015, the eligible blanket collateral included residential mortgage loans with a carrying value of $169.3 million and investment securities with a fair value of $16.5 million.

On August 12, 2014, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $25.0 million secured under the blanket collateral agreement. This agreement expires on August 12, 2016. At September 30, 2015, $14.9 million was outstanding under this agreement.

On June 19, 2014, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $3.3 million secured under the blanket collateral agreement. This agreement expires on July 1, 2016. At September 30, 2015, there was no outstanding balance under this agreement.

(14)	OTHER LONG-TERM DEBT

On July 27, 2012, FFCC entered into a loan agreement with another financial institution to finance the retail development and construction project discussed in Note 5. The loan has a maximum commitment of $5.0 million and is for a ten-year term with a fixed interest rate of 4.0% for the first six years of the loan term, then adjusting annually thereafter to the one-year LIBOR rate plus 250 basis points. The loan provides for 12 interest only monthly payments through July 27, 2013, followed by 107 monthly payments sufficient to fully amortize the loan over a 20 year period and a balloon payment of all outstanding principal and interest at maturity on July 27, 2022. The loan is secured by a mortgage and assignment of leases and rents on the retail development property, which had a carrying amount of $7.1 million at September 30, 2015. The outstanding principal balance of the loan was $4.6 million and $4.8 million at September 30, 2015 and 2014, respectively.

Interest expense of $176,000 and $203,000 was recognized on other long-term debt for the years ended September 30, 2015 and 2014, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(14 – continued)

Future maturities of other long-term debt, based on the amount outstanding under the loan agreement at September 30, 2015, are as follows for the years ending September 30, 2016, 2017, 2018, 2019, 2020 and later years: $167,000, $174,000, $181,000, $189,000, $196,000 and $3.7 million, respectively.

(15)	DEFERRED COMPENSATION PLANS

The Bank has deferred compensation agreements with former officers who are receiving benefits under these agreements. The agreements provide for the payment of specific benefits following retirement. Deferred compensation expense was $5,000 and $16,000 for the years ended September 30, 2015 and 2014, respectively.

The Company has a directors’ deferred compensation plan whereby a director, at his or her election on an annual basis, may defer all or a portion of the director fees into an account with the Company. The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%. The deferral period extends until separation from service by the director. The benefits under the plan are payable in a lump sum or in monthly installments over a period of up to ten years following the separation from service; however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death. Deferred compensation expense for this plan was $164,000 and $178,000 for the years ended September 30, 2015 and 2014, respectively.

(16)	BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). Company contributions to the plan amounted to $378,000 and $368,000 for the years ended September 30, 2015 and 2014, respectively.

Employee Stock Ownership Plan:

On October 6, 2008, the Company established a leveraged ESOP covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the years ended September 30, 2015 and 2014 amounted to $851,000 and $715,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(16 – continued)

Company common stock held by the ESOP trust at September 30, 2015 and 2014 was as follows:

	2015	2014

Allocated shares	164,409	132,339
Unearned shares	19,691	53,706
Total ESOP shares	184,100	186,045

Fair value of unearned shares	$669,000	$1,341,000

(17)	STOCK BASED COMPENSATION PLANS

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

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The vesting period of the restricted stock is five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the years ended September 30, 2015 and 2014 amounted to $162,000 and $260,000, respectively. A summary of the Company’s nonvested restricted shares for the year ended September 30, 2015 is as follows:

Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	19,610	$13.25
Granted	-	-
Vested	(19,610)	13.25
Forfeited	-	-

Nonvested at end of year	-	-

There were no restricted shares granted during the years ended September 30, 2015 and 2014. The total fair value of restricted shares that vested during the years ended September 30, 2015 and 2014 was $575,000 and $479,000, respectively. At September 30, 2015, there was no unrecognized compensation expense related to nonvested restricted shares.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

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

The fair value of options granted was determined using the following assumptions:

Expected dividend yield	4.53%
Risk-free interest rate	2.82%
Expected volatility	30.00%
Expected life of options	7.0 years
Weighted average fair value at grant date	$3.09

A summary of stock option activity under the plan as of September 30, 2015, and changes during the year then ended is presented below.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of year	234,232	$13.25	5.6	$2,743,000
Granted	-	-
Exercised	(20,972)	$13.25		$250,000
Forfeited or expired	-	-

Outstanding at end of year	213,260	$13.25	4.6	$4,425,000

Exercisable at end of year	213,260	$13.25	4.6	$4,425,000

There were no stock options granted during the years ended September 30, 2015 and 2014. The Company recognized compensation expense related to stock options for the years ended September 30, 2015 and 2014 of $95,000 and $152,000, respectively. At September 30, 2015, there was no unrecognized compensation expense related to nonvested stock options.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(18)	INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns. The components of consolidated income tax expense were as follows for the years ended September 30, 2015 and 2014:

(In thousands)	2015	2014

Current	$1,463	$1,843
Tax benefit allocated to additional paid-in capital related to equity incentive plan	149	84
Deferred	(36)	150

Income tax expense	$1,576	$2,077

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 34 percent follows for the years ended September 30, 2015 and 2014:

(In thousands)	2015	2014

Provision at federal statutory rate	$2,831	$2,539
State income tax-net of federal tax benefit	93	161
Tax-exempt interest income	(772)	(653)
Bank owned life insurance	(444)	(169)
Captive insurance net premiums	(313)	-
Other	181	199

Income tax expense	$1,576	$2,077

Significant components of deferred tax assets and liabilities at September 30, 2015 and 2014 are as follows:

(In thousands)	2015	2014

Deferred tax assets:
Allowance for loan losses	$2,586	$2,475
Deferred compensation plans	412	374
Equity incentive plans	69	108
Other-than-temporary impairment loss on available for sale securities	14	17
Valuation allowance on other real estate owned	89	74
Deferred interest income on nonaccrual loans	58	68
Deferred loan fees and costs, net	46	(4)
Deferred tax assets	3,274	3,112

Deferred tax liabilities:
Unrealized gain on securities available for sale	(2,361)	(2,169)
Accumulated depreciation	(1,302)	(1,417)
Acquisition purchase accounting adjustments	(382)	(219)
FHLB stock dividends	(131)	(133)
Unrealized gain on trading account securities	(31)	(14)
Unrealized gain on loans held for sale	(60)	-
Other	(147)	(144)
Deferred tax liabilities	(4,414)	(4,096)

Net deferred tax liability	$(1,140)	$(984)

Tax laws enacted in 2013 and 2014 decrease the Indiana financial institutions tax rate beginning in 2014 and ending in 2023. Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(18 - continued)

At September 30, 2015 and 2014, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after September 30, 2012 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank include approximately $4.6 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of September 30, 1988 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on these amounts was approximately $1.5 million at September 30, 2015 and 2014.

(19)	COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the accompanying consolidated financial statements.

Commitments under outstanding standby letters of credit totaled $3.9 million and $4.4 million at September 30, 2015 and 2014, respectively.

The following is a summary of the commitments to extend credit at September 30, 2015 and 2014:

(In thousands)	2015	2014

Loan commitments:
Fixed rate	$5,487	$11,640
Adjustable rate	13,047	5,146

Guarantees of third-party revolving credit	87	89
Undisbursed portion of home equity lines of credit	21,403	20,072
Undisbursed portion of commercial and personal lines of credit	24,424	24,149
Undisbursed portion of construction loans in process	18,599	6,271

Total commitments to extend credit	$83,047	$67,367

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(20)	OPERATING LEASES

The Bank rents office space and equipment under operating lease agreements that expire at different dates through July 2018. The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2015:

Years ending September 30:	(In thousands)

2016	$68
2017	69
2018	45

Total	$182

Rent expense under operating leases for the years ended September 30, 2015 and 2014 was $56,000 and $50,000, respectively.

(21)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Bank has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2015 or 2014.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(22 – continued)

The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2015. The Company had no liabilities measured at fair value as of September 30, 2015.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2015:
Assets Measured – Recurring Basis
Trading account securities	$-	$9,044	$-	$9,044

Securities available for sale:
Agency bonds and notes	$-	$5,582	$-	$5,582
Agency mortgage-backed	-	48,278	-	48,278
Agency CMO	-	19,014	-	19,014
Privately-issued CMO	-	3,470	-	3,470
Privately-issued ABS	-	6,109	-	6,109
SBA certificates	-	1,480	-	1,480
Municipal obligations	-	94,395	-	94,395
Total securities available for sale	$-	$178,328	$-	$178,328

SBA loans held for sale	$-	$5,835	$-	$5,835

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$4,681	$4,681
Commercial real estate	-	-	7,041	7,041
Commercial business	-	-	222	222
Consumer	-	-	285	285
Total impaired loans	$-	$-	$12,229	$12,229

Residential mortgage loans held for sale	$-	$965	$-	$965

Other real estate owned, held for sale:
Residential real estate	$-	$-	$434	$434
Commercial real estate	-	-	181	181
Land and land development	-	-	3	3
Total other real estate owned	$-	$-	$618	$618

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(22 – continued)

The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2014. The Company had no liabilities measured at fair value as of September 30, 2014.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2014:
Assets Measured – Recurring Basis
Trading account securities	$-	$5,319	$-	$5,319

Securities available for sale:
Agency bonds and notes	$-	$12,091	$-	$12,091
Agency mortgage-backed	-	52,255	-	52,255
Agency CMO	-	29,484	-	29,484
Privately-issued CMO	-	3,920	-	3,920
Privately-issued ABS	-	7,353	-	7,353
SBA certificates	-	1,762	-	1,762
Municipal obligations	-	77,832	-	77,832
Total securities available for sale	$-	$184,697	$-	$184,697

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$5,128	$5,128
Commercial real estate	-	-	5,705	5,705
Commercial business	-	-	145	145
Consumer	-	-	342	342
Total impaired loans	$-	$-	$11,320	$11,320

Residential mortgage loans held for sale	$-	$281	$-	$281

Other real estate owned, held for sale:
Residential real estate	$-	$-	$518	$518
Commercial real estate	-	-	377	377
Land and land development	-	-	58	58
Total other real estate owned	$-	$-	$953	$953

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At September 30, 2015 and 2014, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the years ended September 30, 2015 and 2014, the Company recognized provisions for loan losses of $58,000 and $2,000, respectively, for impaired loans.

Loans Held for Sale. Loans held for sale is comprised of residential mortgage loans and SBA loans held for sale. Residential mortgage loans held for sale are carried at the lower of cost or market value. As discussed further below, SBA loans held for sale at September 30, 2015 were reported at fair value in accordance with FASB ASC 825-10. The fair value of loans held for sale is based on specific prices of the underlying contracts for sale to investors, and is classified as Level 2 in the fair value hierarchy.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(22 - continued)

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At September 30, 2015, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 56.5% with a weighted average of 23.6%. At September 30, 2014, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 13.3% to 50.0% with a weighted average of 18.7%. The Company recognized charges of $73,000 and $210,000 to write down other real estate owned to fair value for the years ended September 30, 2015 and 2014, respectively.

Transfers Between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended September 30, 2015 and 2014. There were no transfers into or out of Level 3 financial assets or liabilities for the years ended September 30, 2015 or 2014. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2015 or 2014.

Financial Instruments Recorded using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition of an eligible financial asset or financial liability, and may not be revoked once made.

The Company has elected the fair value option for SBA loans held for sale at September 30, 2015. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status as of September 30, 2015.

At September 30, 2015, the difference between the aggregate fair value ($5.8 million) and the aggregate unpaid principal balance ($5.3 million) of SBA loans held for sale was $558,000. The amount of gains included in earnings for the year ended September 30, 2015 for SBA loans held for sale totaled $558,000, consisting of $24,000 included in interest income on loans and $534,000 in changes in fair value included in net gain on sales of loans in the accompanying consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(23)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and 2014.

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2015:
Financial assets:
Cash and due from banks	$9,884	$9,884	$-	$-
Interest-bearing deposits with banks	15,110	15,110	-	-
Interest-bearing time deposits	3,100	-	3,099	-
Trading account securities	9,044	-	9,044	-
Securities available for sale	178,328	-	178,328	-
Securities held to maturity	4,620	-	5,191	-

Loans, net	457,112	-	-	456,331

Loans held for sale	6,803	-	6,803	-
FRB and FHLB stock	6,720	-	6,720	-
Accrued interest receivable	2,655	-	2,655	-
Investment in historic tax credit entity (included in other assets)	4,169	-	4,169	-

Financial liabilities:
Deposits	533,297	-	-	536,121
Short-term repurchase agreements	1,342	-	1,342	-
Borrowings from FHLB	104,867	-	106,446	-
Other long-term debt	4,632	-	4,632	-
Accrued interest payable	186	-	186	-
Advance payments by borrowers for taxes and insurance	883	-	883	-

September 30, 2014:
Financial assets:
Cash and due from banks	$8,853	$8,853	$-	$-
Interest-bearing deposits with banks	11,477	11,477	-	-
Interest-bearing time deposits	1,500	-	1,496	-
Trading account securities	5,319	-	5,319	-
Securities available for sale	184,697	-	184,697	-
Securities held to maturity	5,419	-	5,849	-

Loans, net	433,876	-	-	434,023

Loans held for sale	281	-	281	-
FHLB stock	6,517	-	6,517	-
Accrued interest receivable	2,511	-	2,511	-

Financial liabilities:
Deposits	533,194	-	-	535,364
Short-term repurchase agreements	1,338	-	1,338	-
Borrowings from FHLB	79,548	-	79,455	-
Other long-term debt	4,812	-	4,812	-
Accrued interest payable	175	-	175	-
Advance payments by borrowers for taxes and insurance	748	-	748	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(23 - continued)

The carrying amounts in the preceding table are included in the consolidated balances sheets under the applicable captions. The contract or notional amounts of the Bank’s financial instruments with off-balance-sheet risk are disclosed in Note 19, and the fair value of these instruments is considered immaterial.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

Cash and Cash Equivalents

For cash and short-term instruments, including cash and due from banks, interest-bearing deposits with banks with original maturities of 90 days or less and money market funds, the carrying amount is a reasonable estimate of fair value.

Investments and Interest-Bearing Time Deposits

For debt securities and interest-bearing time deposits, the Company obtains fair value measurements from an independent pricing service and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. For FRB and FHLB stock, which are restricted equity securities, the carrying amount is a reasonable estimate of fair value because the stock is not marketable.

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

Other Assets

For equity method investments such as the Company’s investment in the historic tax credit entity where a quoted market value is not available, the carrying amount is a reasonable estimate of fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

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

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the seventeenth dividend period ended September 30, 2015 was 1.0% and the weighted average dividend rate for the years ended September 30, 2015 and 2014 was 1.0%.

The Series A Preferred Stock is non-voting, except in limited circumstances. In the event that the Company fails to timely make five dividend payments, whether or not consecutive, the holder of the Series A Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s board of directors.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(25 - continued)

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

The payment of dividends by the Bank is subject to banking regulations and applicable Indiana state law. The amount of dividends that the Bank may pay to the Company in any calendar year without prior approval from banking regulators cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Bank may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause the regulatory capital of the Bank to be reduced below regulatory capital requirements imposed by banking regulators or the FDIC, or below the amount of the liquidation account established upon completion of the conversion. At September 30, 2015, the Bank could not pay any dividends without prior regulatory approval.

(27)	REGULATORY MATTERS

In accordance with the Plan of Charter Conversion adopted by the Bank’s board of directors on May 21, 2014, the Bank is now operating as an Indiana-charted commercial bank and became a member the Federal Reserve System following its conversion from a federally-chartered savings bank effective December 19, 2014. As a result of the Bank’s charter conversion, the Bank is subject to supervision and regulation by the Indiana Department of Financial Institutions and the Federal Reserve Bank of St. Louis. Also as a result of the Bank’s charter conversion, the Company converted to a bank holding company and simultaneously elected financial holding company status effective December 19, 2014. The Company continues to be supervised and regulated by the Federal Reserve Bank of St. Louis.

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(27 - continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Effective January 1, 2015, new capital regulations created an additional minimum capital ratio of common equity Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes that the Company and Bank met all capital adequacy requirements to which they are subject as of September 30, 2015 and 2014.

As of September 30, 2015, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk in either year. The Company was not subject to the regulatory capital requirements until its conversion from a savings and loan holding company to a bank holding company in December 2014. Therefore, the capital amounts and ratios presented as of September 30, 2014 are for the Bank only.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2015:

Total capital (to risk-weighted assets):
Consolidated	$85,531	16.21%	$42,221	8.00%	N/A	N/A
Bank	69,075	13.13	42,084	8.00	$52,605	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	$78,955	14.96%	$31,666	6.00%	N/A	N/A
Bank	62,499	11.88	31,563	6.00	$42,084	8.00%

Common equity tier I capital (to risk-weighted assets):
Consolidated	$78,955	14.96%	$23,749	4.50%	N/A	N/A
Bank	62,499	11.88	23,672	4.50	$34,193	6.50%

Tier I capital (to average adjusted total assets):
Consolidated	$78,955	11.01%	$28,691	4.00%	N/A	N/A
Bank	62,499	8.67	28,834	4.00	$36,043	5.00%

As of September 30, 2014:

Total capital (to risk weighted assets)	$68,963	14.87%	$37,101	8.00%	$46,376	10.00%

Tier I capital (to risk weighted assets)	$63,160	13.62%	N/A		$27,826	6.00%

Tier I capital (to adjusted total assets)	$63,160	9.14%	$27,653	4.00%	$34,566	5.00%

Tangible capital (to adjusted total assets)	$63,160	9.14%	$10,370	1.50%	N/A

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(28)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended September 30, 2015 and 2014.

	Years Ended September 30,
(In thousands, except share and per share data)	2015	2014
Basic:
Earnings:
Net income	$6,751	$5,390
Less: Preferred stock dividends declared	(171)	(171)

Net income available to common shareholders	$6,580	$5,219

Shares:
Weighted average common shares outstanding	2,140,632	2,122,880

Net income per common share, basic	$3.07	$2.46

Diluted:
Earnings:
Net income	$6,751	$5,390
Less: Preferred stock dividends declared	(171)	(171)

Net income available to common shareholders	$6,580	$5,219

Shares:
Weighted average common shares outstanding	2,140,632	2,122,880
Add: Dilutive effect of outstanding options	101,862	94,656
Add: Dilutive effect of restricted stock	5,472	11,778

Weighted average common shares outstanding, as adjusted	2,247,966	2,229,314

Net income per common share, diluted	$2.93	$2.34

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(29)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets

(In thousands)

	As of September 30,
	2015	2014
Assets:
Cash and due from banks	$14,721	$7,419
Other assets	928	904
Investment in subsidiaries	79,075	79,233
	$94,724	$87,556

Liabilities and Equity:
Accrued expenses	$367	$476
Stockholders' equity	94,357	87,080
	$94,724	$87,556

Statements of Income

(In thousands)

	Years Ended September 30,
	2015	2014

Dividend income from subsidiary	$8,500	$10,000
Other income	2	-
Other operating expenses	(1,650)	(1,551)

Income before income taxes and equity in undistributed net income of subsidiaries	6,852	8,449

Income tax benefit	414	400

Income before equity in undistributed net income of subsidiaries	7,266	8,849

Equity in undistributed net income of subsidiaries	(515)	(3,459)

Net income	$6,751	$5,390

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(29 - continued)

Statements of Cash Flows

(In thousands)

	Years Ended September 30,
	2015	2014
Operating Activities:
Net income	$6,751	$5,390
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	515	3,459
ESOP and stock compensation expense	1,108	1,127
Net change in other assets and liabilities	67	214
Net cash provided by operating activities	8,441	10,190

Investing Activities:
Investment in Captive	-	(250)
Net cash used in investing activities	-	(250)

Financing Activities:
Exercise of stock options	278	146
Purchase of treasury stock	(251)	(3,273)
Dividends paid	(1,166)	(1,085)
Net cash used in financing activities	(1,139)	(4,212)

Net increase in cash and due from banks	7,302	5,728

Cash and due from banks at beginning of year	7,419	1,691

Cash and due from banks at end of year	$14,721	$7,419

(30)	CONCENTRATION OF CREDIT RISK

At September 30, 2015 and 2014, the Bank had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $5.8 million.

(31)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(In thousands)	2015	2014

Cash payments for:

Interest	$3,890	$3,794
Taxes	914	1,593

Non-cash investing activities:

Transfers from loans to other real estate owned	814	1,571
Proceeds from sales of other real estate owned financed through loans	340	536

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2015 AND 2014

(32)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

September 30, 2015:

Interest income	$7,009	$6,924	$6,915	$7,139
Interest expense	931	952	933	962
Net interest income	6,078	5,972	5,982	6,177
Provision for loan losses	207	212	208	232
Net interest income after provision for loan losses	5,871	5,760	5,774	5,945
Noninterest income	1,111	1,078	1,937	1,850
Noninterest expenses	5,374	4,876	5,197	5,552
Income before income taxes	1,608	1,962	2,514	2,243
Income tax expense	408	435	318	415

Net income	1,200	1,527	2,196	1,828

Less: Preferred stock dividends declared	43	43	43	42

Net income available to common shareholders	$1,157	$1,484	$2,153	$1,786

Net income per common share, basic	$0.55	$0.69	$1.00	$0.83

Net income per common share, diluted	$0.52	$0.66	$0.95	$0.80

September 30, 2014:

Interest income	$6,734	$6,990	$6,922	$6,848
Interest expense	922	888	873	872
Net interest income	5,812	6,102	6,049	5,976
Provision for loan losses	301	303	300	342
Net interest income after provision for loan losses	5,511	5,799	5,749	5,634
Noninterest income	1,104	1,382	1,291	1,269
Noninterest expenses	5,164	5,021	5,050	5,037
Income before income taxes	1,451	2,160	1,990	1,866
Income tax expense	423	624	534	496

Net income	1,028	1,536	1,456	1,370

Less: Preferred stock dividends declared	43	43	43	42

Net income available to common shareholders	$985	$1,493	$1,413	$1,328

Net income per common share, basic	$0.46	$0.70	$0.68	$0.63

Net income per common share, diluted	$0.44	$0.66	$0.64	$0.60