Form 10-Q
period 2015-12-31
First Savings Financial Group Inc
filed 2016-02-16
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of December 31, 2015 was 2,204,787.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
(In thousands, except share and per share data)	2015	2015

ASSETS
Cash and due from banks	$8,540	$9,884
Interest-bearing deposits with banks	19,895	15,110
Total cash and cash equivalents	28,435	24,994

Interest-bearing time deposits	2,855	3,100
Trading account securities, at fair value	7,510	9,044
Securities available for sale, at fair value	174,109	178,328
Securities held to maturity	4,543	4,620

Loans held for sale ($5,835 at fair value at September 30, 2015)	1,451	6,803
Loans, net	460,356	457,112

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	6,720	6,720
Real estate development and construction	7,030	7,079
Premises and equipment	13,637	13,838
Other real estate owned, held for sale	695	618
Accrued interest receivable:
Loans	1,335	1,259
Securities	1,598	1,396
Cash surrender value of life insurance	17,881	17,766
Goodwill	7,936	7,936
Core deposit intangibles	1,295	1,381
Other assets	8,013	7,952

Total Assets	$745,399	$749,946

LIABILITIES
Deposits:
Noninterest-bearing	$72,370	$71,184
Interest-bearing	461,540	462,113
Total deposits	533,910	533,297

Repurchase agreements	1,342	1,342
Borrowings from Federal Home Loan Bank	99,135	104,867
Other long-term debt	4,585	4,632
Accrued interest payable	186	186
Advance payments by borrowers for taxes and insurance	655	883
Accrued expenses and other liabilities	9,250	10,382
Total Liabilities	649,063	655,589

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued and outstanding 17,120 shares; aggregate liquidation preference of $17,120	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares; outstanding 2,204,787 shares (2,183,510 shares at September 30, 2015)	25	25
Additional paid-in capital - preferred	17,120	17,120
Additional paid-in capital - common	27,182	26,796
Retained earnings - substantially restricted	53,709	52,760
Accumulated other comprehensive income	4,370	4,210
Unearned ESOP shares	-	(197)
Unearned stock compensation	-	-
Less treasury stock, at cost - 337,255 shares (358,532 shares at September 30, 2015)	(6,070)	(6,357)
Total Stockholders' Equity	96,336	94,357

Total Liabilities and Stockholders' Equity	$745,399	$749,946

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2015	2014

INTEREST INCOME
Loans, including fees	$5,465	$5,370
Securities:
Taxable	958	1,092
Tax-exempt	610	471
Dividend income	76	63
Interest-bearing deposits with banks	17	13
Total interest income	7,126	7,009

INTEREST EXPENSE
Deposits	584	642
Repurchase agreements	1	1
Borrowings from Federal Home Loan Bank	343	240
Loans payable	40	48
Total interest expense	968	931

Net interest income	6,158	6,078
Provision for loan losses	-	207

Net interest income after provision for loan losses	6,158	5,871

NONINTEREST INCOME
Service charges on deposit accounts	322	371
Net gain on trading account securities	177	71
Net gain on sales of loans	230	85
Increase in cash surrender value of life insurance	115	128
Commission income	143	61
Real estate lease income	163	151
Other income	294	244
Total noninterest income	1,444	1,111

NONINTEREST EXPENSE
Compensation and benefits	3,563	3,001
Occupancy and equipment	652	604
Data processing	353	381
Advertising	100	106
Professional fees	292	314
FDIC insurance premiums	121	109
Net loss on other real estate owned	74	5
Other operating expenses	737	854
Total noninterest expense	5,892	5,374
Income before income taxes	1,710	1,608
Income tax expense	467	408
Net Income	$1,243	$1,200

Preferred stock dividends declared	43	43
Net Income Available to Common Shareholders	$1,200	$1,157

Net income per common share:
Basic	$0.55	$0.55
Diluted	$0.52	$0.52

Weighted average common shares outstanding:
Basic	2,186,712	2,111,962
Diluted	2,297,460	2,217,472

Dividends per common share	$0.12	$0.11

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2015	2014

Net Income	$1,243	$1,200

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	220	996
Income tax expense	(60)	(354)
Net of tax amount	160	642

Other Comprehensive Income	160	642

Comprehensive Income	$1,403	$1,842

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Three Months Ended December 31, 2014:
Balances at October 1, 2014	$-	$25	$43,199	$47,175	$3,853	$(699)	$(6,473)	$87,080

Net income	-	-	-	1,200	-	-	-	1,200

Other comprehensive income	-	-	-	-	642	-	-	642

Preferred stock dividends	-	-	-	(43)	-	-	-	(43)

Common stock dividends ($0.11 per share)	-	-	-	(209)	-	-	-	(209)

Stock compensation expense	-	-	72	-	-	68	-	140

Shares released by ESOP trust	-	-	326	-	-	214	-	540

Stock options exercises - 20,972 shares	-	-	(89)	-	-	-	367	278

Purchase of 4,791 treasury shares	-	-	-	-	-	-	(119)	(119)

Balances at December 31, 2014	$-	$25	$43,508	$48,123	$4,495	$(417)	$(6,225)	$89,509

Three Months Ended December 31, 2015:
Balances at October 1, 2015	$-	$25	$43,916	$52,760	$4,210	$(197)	$(6,357)	$94,357

Net income	-	-	-	1,243	-	-	-	1,243

Other comprehensive income	-	-	-	-	160	-	-	160

Preferred stock dividends	-	-	-	(43)	-	-	-	(43)

Common stock dividends ($0.12 per share)	-	-	-	(251)	-	-	-	(251)

Shares released by ESOP trust	-	-	504	-	-	197	-	701

Stock options exercises - 26,210 shares	-	-	(118)	-	-	-	466	348

Purchase of 4,933 treasury shares	-	-	-	-	-	-	(179)	(179)

Balances at December 31, 2015	$-	$25	$44,302	$53,709	$4,370	$-	$(6,070)	$96,336

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,243	$1,200
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	207
Depreciation and amortization	367	357
Amortization of premiums and accretion of discounts on securities, net	132	181
Increase in trading account securities	1,534	639
Loans originated for sale	(6,665)	(2,046)
Proceeds on sales of loans	10,863	2,411
Net gain on sales of loans	(230)	(85)
Net realized and unrealized loss on other real estate owned	46	9
Increase in cash surrender value of life insurance	(115)	(128)
Deferred income taxes	(98)	(169)
ESOP and stock compensation expense	628	596
Increase in accrued interest receivable	(278)	(195)
Decrease in accrued interest payable	-	(1)
Change in other assets and liabilities, net	(990)	8
Net Cash Provided By Operating Activities	6,437	2,984

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in (redemption of) interest-bearing time deposits	245	(735)
Purchase of securities available for sale	(3,607)	(5,732)
Proceeds from maturities of securities available for sale	4,565	4,632
Proceeds from maturities of securities held to maturity	25	25
Principal collected on securities	3,376	3,378
Net increase in loans	(2,050)	(7,226)
Purchase of Federal Reserve Bank stock	-	(945)
Purchase of Federal Home Loan Bank stock	-	(461)
Proceeds from redemption of Federal Home Loan Bank stock	-	461
Investment in historic tax credit entity	-	(417)
Proceeds from sale of other real estate owned	-	104
Purchase of premises and equipment	(31)	(10)
Net Cash Provided By (Used In) Investing Activities	2,523	(6,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	613	(17,447)
Net increase in repurchase agreements	-	1
Decrease in Federal Home Loan Bank line of credit	(5,732)	(4,685)
Proceeds from Federal Home Loan Bank advances	-	115,000
Repayment of Federal Home Loan Bank advances	-	(88,000)
Repayment of other long-term debt	(47)	(43)
Net decrease in advance payments by borrowers for taxes and insurance	(228)	(149)
Proceeds from exercise of stock options	169	159
Dividends paid on preferred stock	(43)	(43)
Dividends paid on common stock	(251)	(209)
Net Cash Provided By (Used In) Financing Activities	(5,519)	4,584

Net Increase in Cash and Cash Equivalents	3,441	642

Cash and cash equivalents at beginning of period	24,994	20,330

Cash and Cash Equivalents at End of Period	$28,435	$20,972

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

The Bank, which is a wholly-owned Indiana-chartered commercial bank subsidiary of the Company, provides a variety of banking services to individuals and business customers through fourteen locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate commercial mortgage, residential mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities and other securities. The Bank has three wholly-owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio; FFCC, Inc. (“FFCC”), which is an Indiana corporation that participates in commercial real estate development and leasing; and Southern Indiana Financial Corporation, which is currently inactive.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of December 31, 2015, the results of operations for the three-month periods ended December 31, 2015 and 2014, and the cash flows for the three-month periods ended December 31, 2015 and 2014. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements, conform to general practices within the banking industry and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2015 included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications had no effect on net income or stockholders’ equity.

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

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At December 31, 2015 and September 30, 2015, trading account securities recorded at fair value totaled $7.5 million and $9.0 million, respectively, and were comprised of investment grade municipal bonds. During the three-months ended December 31, 2015, the Company reported net gains on trading account securities of $177,000, including net realized gains on the sale of securities of $194,000 and net unrealized losses on securities still held as of the balance sheet date of $17,000. During the three-months ended December 31, 2014, the Company reported net gains on trading account securities of $71,000, including net realized gains on the sale of securities of $77,000 and net unrealized losses on securities still held as of the balance sheet date of $6,000.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2015:
Securities available for sale:

Agency bonds and notes	$1,054	$8	$-	$1,062
Agency mortgage-backed	47,630	507	81	48,056
Agency CMO	18,865	57	122	18,800
Privately-issued CMO	2,943	436	-	3,379
Privately-issued ABS	4,514	1,145	-	5,659
SBA certificates	1,428	9	-	1,437
Municipal obligations	90,757	5,016	57	95,716

Total securities available for sale	$167,191	$7,178	$260	$174,109

Securities held to maturity:

Agency mortgage-backed	$294	$27	$-	$321
Municipal obligations	4,249	578	-	4,827

Total securities held to maturity	$4,543	$605	$-	$5,148

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2015:
Securities available for sale:

Agency bonds and notes	$5,564	$18	$-	$5,582
Agency mortgage-backed	47,418	901	41	48,278
Agency CMO	18,943	118	47	19,014
Privately-issued CMO	3,005	465	-	3,470
Privately-issued ABS	4,820	1,289	-	6,109
SBA certificates	1,472	8	-	1,480
Municipal bonds	90,380	4,185	170	94,395

Total securities available for sale	$171,602	$6,984	$258	$178,328

Securities held to maturity:

Agency mortgage-backed	$345	$31	$-	$376
Municipal bonds	4,275	540	-	4,815

Total securities held to maturity	$4,620	$571	$-	$5,191

The amortized cost and fair value of investment securities as of December 31, 2015 by contractual maturity are shown below. Expected maturities of mortgage-backed securities, CMO and ABS may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due within one year	$2,414	$2,464	$615	$660
Due after one year through five years	6,201	6,527	1,648	1,926
Due after five years through ten years	19,230	20,697	1,309	1,475
Due after ten years	63,966	67,090	677	766
	91,811	96,778	4,249	4,827

CMO	21,808	22,179	-	-
ABS	4,514	5,659	-	-
SBA certificates	1,428	1,437	-	-
Mortgage-backed securities	47,630	48,056	294	321

	$167,191	$174,109	$4,543	$5,148

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	7	$11,697	$48
Agency CMO	5	7,289	27
Municipal obligations	4	2,145	24

Total less than twelve months	16	21,131	99

Continuous loss position more than twelve months:
Agency mortgage-backed	2	1,882	33
Agency CMO	2	6,158	95
Municipal obligations	2	1,247	33

Total more than twelve months	6	9,287	161

Total securities available for sale	22	$30,418	$260

At December 31, 2015, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at December 31, 2015, which consisted of U.S. government agency mortgage-backed securities and CMO and municipal bonds, had depreciated approximately 0.85% from their amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 1.96% and a weighted-average coupon rate of 2.95% at December 31, 2015. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At December 31, 2015, the Company held twenty privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $2.6 million and fair value of $3.6 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

At December 31, 2015, there were no privately-issued CMO or ABS in loss positions. Based on the independent third party analysis of the expected cash flows, management has determined that no other-than-temporary impairment is required to be recognized on the privately-issued CMO and ABS portfolios. While the Company did not recognize a credit-related impairment loss at December 31, 2015, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

The unrealized losses on U.S. government agency mortgage-backed securities and CMO and municipal bonds relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the three-month periods ended December 31, 2015 and December 31, 2014, the Company did not realize any gross gains or losses on sales of available for sale securities.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at December 31, 2015 and September 30, 2015, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at December 31, 2015 and September 30, 2015 consisted of the following:

	December 31,	September 30,
	2015	2015
	(In thousands)
Real estate mortgage:
1-4 family residential	$181,211	$181,873
Commercial	177,898	172,995
Multifamily residential	20,897	21,647
Residential construction	21,159	19,723
Commercial construction	13,585	15,548
Land and land development	10,239	11,061
Commercial business loans	31,520	32,574
Consumer:
Home equity loans	20,085	19,423
Auto loans	5,144	5,452
Other consumer loans	2,040	2,159
Gross loans	483,778	482,455
Undisbursed portion of construction loans	(16,722)	(18,599)
Principal loan balance	467,056	463,856

Deferred loan origination fees and costs, net	(56)	(120)
Allowance for loan losses	(6,644)	(6,624)

Loans, net	$460,356	$457,112

During the three-month period ended December 31, 2015, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

At December 31, 2015 and September 30, 2015, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $622,000 and $806,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of December 31, 2015:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$181,211	$177,898	$20,897	$18,022	$10,239	$31,520	$27,269	$467,056

Accrued interest receivable	547	513	45	32	33	106	59	1,335

Net deferred loan origination fees and costs	258	(218)	(19)	(62)	7	(16)	(6)	(56)

Recorded investment in loans	$182,016	$178,193	$20,923	$17,992	$10,279	$31,610	$27,322	$468,335

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,661	$6,605	$-	$-	$-	$342	$270	$11,878

Collectively evaluated for impairment	176,927	171,588	20,923	17,992	10,279	31,268	27,023	456,000

Acquired with deteriorated credit quality	428	-	-	-	-	-	29	457

Ending balance	$182,016	$178,193	$20,923	$17,992	$10,279	$31,610	$27,322	$468,335

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of September 30, 2015:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$181,873	$172,995	$21,647	$16,672	$11,061	$32,574	$27,034	$463,856

Accrued interest receivable	552	454	47	23	30	95	58	1,259

Net deferred loan origination fees and costs	283	(294)	(21)	(63)	8	(28)	(5)	(120)

Recorded investment in loans	$182,708	$173,155	$21,673	$16,632	$11,099	$32,641	$27,087	$464,995

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,391	$7,041	$-	$-	$-	$222	$290	$11,944

Collectively evaluated for impairment	177,873	166,114	21,673	16,632	11,099	32,419	26,767	452,577

Acquired with deteriorated credit quality	444	-	-	-	-	-	30	474

Ending balance	$182,708	$173,155	$21,673	$16,632	$11,099	$32,641	$27,087	$464,995

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of December 31, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$12	$12

Collectively evaluated for impairment	370	4,514	147	594	338	575	94	6,632

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$370	$4,514	$147	$594	$338	$575	$106	$6,644

An analysis of the allowance for loan losses as of September 30, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$9	$-	$-	$-	$-	$-	$5	$14

Collectively evaluated for impairment	435	4,327	156	551	369	678	94	6,610

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$444	$4,327	$156	$551	$369	$678	$99	$6,624

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$444	$4,327	$156	$551	$369	$678	$99	$6,624
Provisions	(120)	187	(9)	43	(31)	(103)	33	-
Charge-offs	(26)	-	-	-	-	-	(39)	(65)
Recoveries	72	-	-	-	-	-	13	85

Ending balance	$370	$4,514	$147	$594	$338	$575	$106	$6,644

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2014 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$577	$3,808	$146	$443	$302	$795	$179	$6,250
Provisions	(147)	409	17	(99)	(3)	31	(1)	207
Charge-offs	(12)	-	-	-	-	-	(32)	(44)
Recoveries	24	-	-	-	-	-	13	37

Ending balance	$442	$4,217	$163	$344	$299	$826	$159	$6,450

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of December 31, 2015 and for the three months ended December 31, 2015 and 2014.

	At December 31, 2015			Three Months Ended December 31,
	Recorded Investment	Unpaid Principal Balance	Related Allowance	2015 Average Recorded Investment	2015 Interest Income Recognized	2014 Average Recorded Investment	2014 Interest Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$4,947	$5,525	$-	$5,304	$35	$5,800	$35
Commercial real estate	6,605	6,639	-	6,810	52	5,712	58
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-
Commercial business	342	401	-	335	1	168	-
Consumer	193	198	-	206	1	256	2

	$12,087	$12,763	$-	$12,655	$89	$11,936	$95

Loans with an allowance recorded:
Residential real estate	$-	$-	$-	$2	$-	$166	$-
Commercial real estate	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	77	77	12	76	-	99	-

	$77	$77	$12	$78	$-	$265	$-

Total:
Residential real estate	$4,947	$5,525	$-	$5,306	$35	$5,966	$35
Commercial real estate	6,605	6,639	-	6,810	52	5,712	58
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-
Commercial business	342	401	-	335	1	168	-
Consumer	270	275	12	282	1	355	2

	$12,164	$12,840	$12	$12,733	$89	$12,201	$95

During the three-month period ending December 31, 2014, the Company recognized $5,000 of interest income on impaired commercial real estate loans using the cash receipts method. The Company did not recognize any interest income using the cash receipts method during the three-month period ended December 31, 2015.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2015.

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,681	$5,245	$-
Commercial real estate	7,041	7,079	-
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	222	282	-
Consumer	210	214	-

	$12,154	$12,820	$-

Loans with an allowance recorded:
Residential real estate	$9	$9	$9
Commercial real estate	-	-	-
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	-	-	-
Consumer	80	80	5

	$89	$89	$14

Total:
Residential real estate	$4,690	$5,254	$9
Commercial real estate	7,041	7,079	-
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	222	282	-
Consumer	290	294	5

	$12,243	$12,909	$14

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2015:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,148	$472	$2,620
Commercial real estate	1,756	136	1,892
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	239	26	265
Consumer	149	7	156

Total	$4,292	$641	$4,933

The following table presents the recorded investment in nonperforming loans at September 30, 2015:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,923	$155	$2,078
Commercial real estate	1,855	-	1,855
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	210	94	304
Consumer	165	3	168

Total	$4,153	$252	$4,405

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$3,245	$1,758	$1,923	$6,926	$175,090	$182,016
Commercial real estate	94	97	222	413	177,780	178,193
Multifamily	-	-	-	-	20,923	20,923
Construction	-	-	-	-	17,992	17,992
Land and land development	282	88	-	370	9,909	10,279
Commercial business	15	2	265	282	31,328	31,610
Consumer	202	24	16	242	27,080	27,322

Total	$3,838	$1,969	$2,426	$8,233	$460,102	$468,335

The following table presents the aging of the recorded investment in past due loans at September 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$3,635	$1,419	$1,530	$6,584	$176,124	$182,708
Commercial real estate	1,098	113	139	1,350	171,805	173,155
Multifamily	504	-	-	504	21,169	21,673
Construction	-	-	-	-	16,632	16,632
Land and land development	253	-	-	253	10,846	11,099
Commercial business	15	-	303	318	32,323	32,641
Consumer	81	14	32	127	26,960	27,087

Total	$5,586	$1,546	$2,004	$9,136	$455,859	$464,995

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of December 31, 2015, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$175,300	$165,124	$20,923	$17,992	$10,010	$31,278	$27,056	$447,683
Special Mention	886	5,352	-	-	-	93	9	6,340
Substandard	5,469	7,717	-	-	269	202	246	13,903
Doubtful	361	-	-	-	-	37	11	409
Loss	-	-	-	-	-	-	-	-

Total	$182,016	$178,193	$20,923	$17,992	$10,279	$31,610	$27,322	$468,335

As of September 30, 2015, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$175,662	$160,224	$21,673	$16,632	$11,079	$32,335	$26,793	$444,398
Special Mention	799	5,342	-	-	-	96	13	6,250
Substandard	5,871	7,589	-	-	20	173	274	13,927
Doubtful	376	-	-	-	-	37	7	420
Loss	-	-	-	-	-	-	-	-

Total	$182,708	$173,155	$21,673	$16,632	$11,099	$32,641	$27,087	$464,995

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

The following table summarizes the Company’s recorded investment in TDRs at December 31, 2015 and September 30, 2015. There was no specific reserve included in the allowance for loan losses related to TDRs at December 31, 2015 and September 30, 2015.

	Accruing	Nonaccrual	Total
	(In thousands)
December 31, 2015:
Residential real estate	$2,799	$111	$2,910
Commercial real estate	4,849	1,573	6,422
Commercial business	103	28	131
Consumer	121	-	121

Total	$7,872	$1,712	$9,584

September 30, 2015:
Residential real estate	$2,767	$110	$2,877
Commercial real estate	5,186	1,523	6,709
Commercial business	12	-	12
Consumer	125	-	125

Total	$8,090	$1,633	$9,723

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three-month periods ended December 31, 2015 and 2014:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(In thousands)
December 31, 2015:
Residential real estate	4	$75	$126
Commercial business	2	88	118

Total	6	$163	$244

December 31, 2014:
Residential real estate	2	$165	$172

Total	2	$165	$172

For the TDRs listed above, the terms of modification included deferral of contractual principal and interest payments, reduction of the stated interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

At December 31, 2015 and September 30, 2015, the Company had committed to lend $2,000 in additional funds to a customer with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the three-month periods ended December 31, 2015 and 2014. There was no specific allowance for loan losses related to TDRs modified during the three-month periods ended December 31, 2015 and 2014. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three-month periods ended December 31, 2015 and 2014, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default. No charge-offs were recognized for TDRs with subsequent payment defaults for the three-month periods ended December 31, 2015 and 2014.

Loan Servicing Rights

The Company originates loans to commercial customers under the SBA 7(a) program. During the three-month period ended December 31, 2015, the Company began selling the guaranteed portion of the commercial SBA 7(a) loans with servicing retained. Loan servicing rights on originated commercial SBA 7(a) loans that have been sold are initially recorded at fair value. Capitalized servicing rights are then amortized in proportion to and over the period of estimated net servicing income. Impairment of servicing rights is assessed using the present value of estimated future cash flows.

The aggregate fair value of loan servicing rights at December 31, 2015 approximated its carrying value. A valuation model employed by an independent third party calculates the present value of future cash flows and is used to estimate fair value at the date of sale and on a quarterly basis for impairment analysis purposes. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the loan servicing rights include the discount rate and prepayment speed assumptions. For purposes of impairment, risk characteristics such as interest rate, loan type, term and investor type are used to stratify the loan servicing rights. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. Changes in the valuation allowance are reported in net gain on sales of loans in the consolidated statements of income.

The unpaid principal balance of commercial loans serviced for others was $5.3 million at December 31, 2015. There were no commercial loans serviced for others at September 30, 2015 or December 31, 2014. Contractually specified servicing fees, late charges and ancillary fees of approximately $5,000 are included in interest income on loans in the consolidated statements of income for the three-month period ended December 31, 2015.

An analysis of loan servicing rights for the three-month period ended December 31, 2015 is as follows:

(In thousands)

Balance, beginning of period	$-
Servicing rights resulting from transfers of loans	156
Amortization	-
Change in valuation allowance	-

Balance, end of period	$156

Residential mortgage loans originated for sale in the secondary market continue to be sold with servicing released.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Real Estate Development and Construction

The Company is developing a parcel of land in New Albany, Indiana for retail purposes through the Bank’s subsidiary, FFCC. The total cost of the development is expected to be approximately $7.7 million, of which $7.6 million was incurred as of December 31, 2015. The development costs were partially funded by a loan from another financial institution. The development is substantially completed, with only certain tenant improvements in a multi-tenant retail building to be completed for current and future lessees, and ten tenants have commenced occupancy as of December 31, 2015. The development plans provide for up to thirteen tenants when fully occupied.

Depreciation expense of $49,000 was recognized for real estate development and construction for the both three-month periods ended December 31, 2015 and 2014.

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

The Bank’s investment in the historic tax credit entity is accounted for under the equity method of accounting. At December 31, 2015, the Bank’s investment of $4.2 million was included in other assets and its unfunded capital contribution commitment of $3.3 million was included in other liabilities in the accompanying consolidated balance sheet.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share information is presented below for the three-month periods ended December 31, 2015 and 2014.

	Three Months Ended
	December 31,
(Dollars in thousands, except per share data)	2015	2014

Basic:
Earnings:
Net income	$1,243	$1,200
Less: Preferred stock dividends declared	(43)	(43)

Net income available to common shareholders	$1,200	$1,157

Shares:
Weighted average common shares outstanding	2,186,712	2,111,962

Net income per common share, basic	$0.55	$0.55

Diluted:
Earnings:
Net income	$1,243	$1,200
Less: Preferred stock dividends declared	(43)	(43)

Net income available to common shareholders	$1,200	$1,157

Shares:
Weighted average common shares outstanding	2,186,712	2,111,962
Add: Dilutive effect of outstanding options	110,748	97,024
Add: Dilutive effect of nonvested restricted stock	-	8,486
Weighted average shares outstanding, as adjusted	2,297,460	2,217,472

Net income per common share, diluted	$0.52	$0.52

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2015	2014
	(In thousands)
Cash payments for:
Interest	$988	$972
Taxes	-	-

Transfers from loans held for sale to loans	1,319	-

Transfers from loans to foreclosed real estate	174	-

Proceeds from sales of foreclosed real estate financed through loans	40	290

Noncash exercise of stock options	179	119

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2015 and September 30, 2015. The Company had no liabilities measured at fair value as of December 31, 2015 or September 30, 2015.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2015:
Assets Measured - Recurring Basis:
Trading account securities	$-	$7,510	$-	$7,510

Securities available for sale:
Agency bonds and notes	$-	$1,062	$-	$1,062
Agency mortgage-backed	-	48,056	-	48,056
Agency CMO	-	18,800	-	18,800
Privately-issued CMO	-	3,379	-	3,379
Privately-issued ABS	-	5,659	-	5,659
SBA certificates	-	1,437		1,437
Municipal	-	95,716	-	95,716
Total securities available for sale	$-	$174,109	$-	$174,109
Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,947	$4,947
Commercial real estate	-	-	6,605	6,605
Commercial business	-	-	342	342
Consumer	-	-	258	258
Total impaired loans	$-	$-	$12,152	$12,152

Loans held for sale	$-	$1,451	$-	$1,451

Other real estate owned, held for sale:
Residential real estate	$-	$-	$420	$420
Commercial real estate	-	-	273	273
Land and land development	-	-	2	2
Total other real estate owned	$-	$-	$695	$695

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2015:
Assets Measured - Recurring Basis:
Trading account securities	$-	$9,044	$-	$9,044

Securities available for sale:
Agency bonds and notes	$-	$5,582	$-	$5,582
Agency mortgage-backed	-	48,278	-	48,278
Agency CMO	-	19,014	-	19,014
Privately-issued CMO	-	3,470	-	3,470
Privately-issued ABS	-	6,109	-	6,109
SBA certificates	-	1,480		1,480
Municipal	-	94,395	-	94,395
Total securities available for sale	$-	$178,328	$-	$178,328

SBA loans held for sale	$-	$5,835	$-	$5,835
Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,681	$4,681
Commercial real estate	-	-	7,041	7,041
Commercial business	-	-	222	222
Consumer	-	-	285	285
Total impaired loans	$-	$-	$12,229	$12,229

Residential mortgage loans held for sale	$-	$965	$-	$965

Other real estate owned, held for sale:
Residential real estate	$-	$-	$434	$434
Commercial real estate	-	-	181	181
Land and land development	-	-	3	3
Total other real estate owned	$-	$-	$618	$618

Fair value is based upon quoted market prices where available. If quoted market prices are not available, fair value is based on internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters or a matrix pricing model that employs the Bond Market Association’s standard calculations for cash flow and price/yield analysis and observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or at the lower of cost or fair value. These adjustments may include unobservable parameters. Any such valuation adjustments have been applied consistently over time.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three-month period ended December 31, 2015.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At December 31, 2015 and September 30, 2015, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the three-month periods ended December 31, 2015 and 2014, the Company did not recognize any provisions for loan losses for impaired loans.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Held for Sale. Loans held for sale is comprised of residential mortgage loans and SBA loans held for sale. Residential mortgage loans held for sale are carried at the lower of cost or market value. At December 31, 2015, SBA loans held for sale were carried at the lower of cost or market value. As discussed further below, SBA loans held for sale at September 30, 2015 were reported at fair value in accordance with FASB ASC 825-10. The fair value of loans held for sale is based on specific prices of the underlying contracts for sale to investors, and is classified as Level 2 in the fair value hierarchy.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At December 31, 2015, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 63.6% with a weighted average of 29.3%. At September 30, 2015, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 56.5% with a weighted average of 23.6%. The Company recognized charges of $59,000 and $30,000 to write down other real estate owned to fair value for the three months ended December 31, 2015 and 2014, respectively.

Transfers Between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three-month period ended December 31, 2015. There were no transfers into or out of Level 3 financial assets for the three-month periods ended December 31, 2015 and 2014. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three-month periods ended December 31, 2015 and 2014.

Financial Instruments Recorded using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition of an eligible financial asset or financial liability, and may not be revoked once made.

The Company elected the fair value option for SBA loans held for sale at September 30, 2015. These loans were intended for sale and the Company believed that the fair value was the best indicator of the resolution of these loans. Interest income was recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status as of September 30, 2015. At September 30, 2015, the difference between the aggregate fair value ($5.8 million) and the aggregate unpaid principal balance ($5.3 million) of SBA loans held for sale was $558,000. Each of the SBA loans held for sale at September 30, 2015 was sold during the three-month period ended December 31, 2015. Subsequent to September 30, 2015, the Company did not elect the fair value option on SBA loans held for sale and, as such, all loans held for sale were carried at the lower of cost or market value at December 31, 2015.

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

	Carrying	Fair Value Measurements Using:
December 31, 2015:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$8,540	$8,540	$-	$-
Interest-bearing deposits with banks	19,895	19,895	-	-
Interest-bearing time deposits	2,855	-	2,852	-
Trading account securities	7,510	-	7,510	-
Securities available for sale	174,109	-	174,109	-
Securities held to maturity	4,543	-	5,148	-

Loans, net	460,356	-	-	459,700

Loans held for sale	1,451	-	1,451	-
FRB and FHLB stock	6,720	-	6,720	-
Accrued interest receivable	2,933	-	2,933	-
Loan servicing rights (included in other assets)	156	-	156	-
Investment in historic tax credit entity (included in other assets)	4,169	-	4,169	-

Financial liabilities:
Deposits	533,910	-	-	536,737
Short-term repurchase agreements	1,342	-	1,342	-
Borrowings from FHLB	99,135	-	98,540	-
Other long-term debt	4,585	-	4,585	-
Accrued interest payable	186	-	186	-
Advance payments by borrowers for taxes and insurance	655	-	655	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
September 30, 2015:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$9,884	$9,884	$-	$-
Interest-bearing deposits with banks	15,110	15,110	-	-
Interest-bearing time deposits	3,100	-	3,099	-
Trading account securities	9,044	-	9,044	-
Securities available for sale	178,328	-	178,328	-
Securities held to maturity	4,620	-	5,191	-

Loans, net	457,112	-	-	456,331

Loans held for sale	6,803	-	6,803	-
FRB and FHLB stock	6,720	-	6,720	-
Accrued interest receivable	2,655	-	2,655	-
Investment in historic tax credit entity (included in other assets)	4,169	-	4,169	-

Financial liabilities:
Deposits	533,297	-	-	536,121
Short-term repurchase agreements	1,342	-	1,342	-
Borrowings from FHLB	104,867	-	106,446	-
Other long-term debt	4,632	-	4,632	-
Accrued interest payable	186	-	186	-
Advance payments by borrowers for taxes and insurance	883	-	883	-

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

Other Assets

For equity method investments, such as the Company’s investment in the historic tax credit entity, where a quoted market value is not available, the carrying amount is a reasonable estimate of fair value.

The fair value of loan serving rights is determined by a valuation model employed by an independent third party using market-based discount rate and prepayment assumptions.

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three-month periods ended December 31, 2015 and 2014 amounted to $628,000 and $487,000, respectively. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan. Company common stock held by the ESOP trust at December 31, 2015 and September 30, 2015 was as follows:

	December 31,	September 30,
	2015	2015

Allocated shares	184,100	164,409
Unearned shares	-	19,691
Total ESOP shares	184,100	184,100

Fair value of unearned shares	$-	$669,000

10.	Stock Based Compensation Plans

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were later granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The restricted stock vested ratably over a five-year period from the grant date. Compensation expense was measured based on the fair market value of the restricted stock at the grant date and was recognized ratably over the period during which the shares were earned (the vesting period). Compensation expense related to restricted stock recognized for the three-month period ended December 31, 2014 amounted to $69,000. The restricted stock fully vested in May 2015 therefore no compensation expense related to restricted stock was recognized for the three-month period ended December 31, 2015.

There were no restricted shares granted or vested during the three-month period ended December 31, 2015. There were 717 restricted shares that vested during the three-month period ended December 31, 2014, upon the retirement of a director. The total fair value of restricted shares that vested during the three-month period ended December 31, 2014 was $18,000. At December 31, 2015 there was no unrecognized compensation expense related to nonvested restricted shares.

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

A summary of stock option activity under the Plan as of December 31, 2015, and changes during the three-month period then ended is presented below.

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value
	(Dollars in thousands, except per share data)

Outstanding at October 1, 2015	213,260	$13.25	4.6	$4,425
Granted	-	-
Exercised	(26,210)	$13.25		$580
Forfeited or expired	-	-

Outstanding at December 31, 2015	187,050	$13.25	4.4	$4,336

Exercisable at December 31, 2015	187,050	$13.25	4.4	$4,336

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

There were no stock options granted during the three-month periods ended December 31, 2015 and 2014. The Company recognized compensation expense related to stock options of $40,000 for the three-month period ended December 31, 2014. All stock options granted under the Plan were fully vested in May 2015, therefore the Company did not recognize any compensation expense related to stock options for the three-month period ended December 31, 2015. At December 31, 2015, there was no unrecognized compensation expense related to nonvested stock options.

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

Holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock is outstanding and may be adjusted between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company will be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate will increase to nine 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the eighteenth dividend period ended December 31, 2015 was 1.0% and the weighted average dividend rate for the three-month period ended December 31, 2015 was 1.0%.

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

12.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customer and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, with the issuance of ASU No. 2015-14 in August 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year for all entities, making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Companies have the option to apply ASU No. 2014-09 as of the original effective date. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position or results of operations.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2015 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three-month period ended December 31, 2015, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2015.

Comparison of Financial Condition at December 31, 2015 and September 30, 2015

Cash and Cash Equivalents. Cash and cash equivalents increased $3.4 million, from $25.0 million at September 30, 2015 to $28.4 million at December 31, 2015.

Loans. Net loans receivable increased $3.3 million, from $457.1 million at September 30, 2015 to $460.4 million at December 31, 2015, due primarily to increases in permanent commercial real estate and residential real estate construction loans of $4.9 million and $1.4 million, respectively, which more than offset decreases in commercial real estate construction and commercial business loans of $2.0 million and $1.1 million, respectively.

Trading Account Securities. Trading account securities decreased $1.5 million, from $9.0 million at September 30, 2015 to $7.5 million at December 31, 2015. Trading account securities are comprised of investment grade municipal bonds and the portfolio is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Securities Available for Sale. Securities available for sale decreased $4.2 million, from $178.3 million at September 30, 2015 to $174.1 million at December 31, 2015, due primarily to calls and maturities of $4.6 million and principal repayments of $3.3 million, which more than offset purchases of $3.6 million. The decrease in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities, was due primarily to calls and the proceeds received were used to support loan growth during the three-month period ended December 31, 2015.

Securities Held to Maturity. Investment securities held-to-maturity decreased $77,000, from $4.6 million at September 30, 2015 to $4.5 million at December 31, 2015. There were no purchases of securities held to maturity, and partial calls and principal repayments on mortgage-backed securities totaled $75,000 during the three-month period ended December 31, 2015.

Deposits. Total deposits increased $613,000, from $533.3 million at September 30, 2015 to $533.9 million at December 31, 2015, due primarily to increases in interest-bearing demand deposit accounts, savings accounts and noninterest-bearing demand deposits accounts of $9.7 million, $2.9 million and $1.2 million, respectively, which more than offset decreases in certificates of deposit of $12.9 million. The decrease in certificate of deposit accounts is due primarily to the maturity of a brokered certificate of deposit that was not replaced. Management continues to utilize brokered certificates of deposit in order to take advantage of historically low interest rates, provide short-term liquidity, replace attrition of retail certificates of deposit and provide funding for loan originations. Brokered certificates of deposit totaled $49.4 million at December 31, 2015 and $59.4 million at September 30, 2015.

Borrowings. Borrowings from the FHLB decreased $5.8 million, from $104.9 million at September 30, 2015 to $99.1 million at December 31, 2015. The decrease was due to the repayment of short-term FHLB borrowings, which are used to supplement increases and decreases in cash and cash equivalents, loans and investment securities.

Stockholders’ Equity. Stockholders’ equity increased $1.9 million, from $94.4 million at September 30, 2015 to $96.3 million at December 31, 2015. Retained earnings increased $949,000 due to net income available to common shareholders of $1.2 million, partially offset by common stock cash dividends of $251,000. Accumulated other comprehensive income increased $160,000 as a result of an increase in net unrealized gains on securities available for sale, which is due to changes in the yield curve and long-term rate forecasts. Book value (common stockholders’ equity) per common share was $35.93 at December 31, 2015 as compared to $35.37 at September 30, 2015. Tangible book value (common stockholders’ equity, less goodwill and core deposit intangibles) per common share was $31.74 at December 31, 2015 as compared to $31.11 at September 30, 2015.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2015 and 2014

Overview. The Company reported net income and net income available to common shareholders of $1.2 million, or $0.52 per diluted share, for the three-month period ended December 31, 2015 compared to net income and net income available to common shareholders of $1.2 million, or $0.52 per diluted share, for the three-month period ended December 31, 2014. The annualized return on average assets, average equity and average common stockholders’ equity were 0.67%, 5.21% and 6.35%, respectively, for the three-month period ended December 31, 2015. The annualized return on average assets, average equity and average common stockholders’ equity were 0.67%, 5.41% and 6.71%, respectively, for the three-month period ended December 31, 2014.

Net Interest Income. Net interest income increased $80,000, or 1.3%, for the three-month period ended December 31, 2015 compared to the same period in 2014. Average interest-earnings assets increased $21.2 million and average interest-bearing liabilities decreased $600,000 when comparing the two periods. The tax-equivalent interest rate spread was 3.74% for 2015 compared to 3.79% for 2014.

Total interest income increased $117,000, or 1.7%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $21.2 million, from $653.9 million for 2014 to $675.1 million for 2015, which more than offset the change in interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 4.45% for 2014 to 4.42% for 2015. The average balance of loans and interest-bearing deposits with banks increased $21.4 million and $6.4 million, respectively, which more than offset a decrease in the average balance of total investment securities of $6.7 million when comparing the two periods.

Total interest expense increased $37,000, or 4.1%, due to an increase in the average cost of interest-bearing liabilities from 0.66% for 2014 to 0.68% for 2015, which more than offset the change in interest expense due to a decrease in the average balance of interest-bearing liabilities of $600,000, from $565.9 million for 2014 to $565.3 million for 2015.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended December 31, 2015 and 2014. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Three Months Ended December 31,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$21,299	$17	0.32%	$14,881	$13	0.35%
Loans	465,711	5,486	4.71	444,284	5,392	4.85
Investment securities	134,018	1,637	4.89	136,554	1,536	4.50
Agency mortgage-backed securities	47,353	244	2.06	51,562	270	2.09
FRB and FHLB stock	6,720	76	4.52	6,595	63	3.82
Total interest-earning assets	675,101	7,460	4.42	653,876	7,274	4.45

Non-interest-earning assets	69,370			64,884
Total assets	$744,471			$718,760

Liabilities and equity:
NOW accounts	$143,517	$76	0.21%	$115,511	$61	0.21%
Money market deposit accounts	57,059	37	0.26	80,520	63	0.31
Savings accounts	75,574	13	0.07	70,191	11	0.06
Time deposits	190,905	458	0.96	200,914	507	1.01
Total interest-bearing deposits	467,055	584	0.50	467,136	642	0.55

Borrowings (1)	98,303	384	1.56	98,791	289	1.17
Total interest-bearing liabilities	565,358	968	0.68	565,927	931	0.66

Non-interest-bearing deposits	72,919			56,798
Other non-interest-bearing liabilities	10,759			7,354
Total liabilities	649,036			630,079

Total equity	95,435			88,681
Total liabilities and equity	$744,471			$718,760
Net interest income		$6,492			$6,343
Interest rate spread			3.74%			3.79%
Net interest margin			3.85%			3.88%
Average interest-earning assets to average interest-bearing liabilities			119.41%			115.54%

(1)	Includes FHLB borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the three-month periods ended December 31, 2015 and 2014. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$(1)	$5	$4
Loans	(139)	233	94
Investment securities	129	(28)	101
Agency mortgage-backed securities	(4)	(22)	(26)
Other interest-earning assets	12	1	13
Total interest-earning assets	(3)	189	186

Interest expense:
Deposits	(58)	-	(58)
Borrowings (1)	96	(1)	95
Total interest-bearing liabilities	38	(1)	37
Net increase (decrease) in net interest income	$(41)	$190	$149

(1)	Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. There was no provision for loan losses recorded in the three-month period ended December 31, 2015, while a provision of $207,000 was recorded for the same period in 2014. The decrease in the provision for loans losses for 2015 as compared to the prior period was due primarily to an improvement in asset quality and a decrease in net charge-offs when comparing the two periods.

The Company recognized net recoveries of $20,000 for the three-month period ended December 31, 2015 compared to net charge-offs of $7,000 for the same period in 2014.

The recorded investment in nonperforming loans was $4.9 million at December 31, 2015 compared to $4.4 million at September 30, 2015 and $4.0 million at December 31, 2014. Nonperforming loans at December 31, 2015 include nonaccrual loans of $4.3 million and loans totaling $641,000 that are over 90 days past due but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Gross loans receivable increased $29.6 million from $454.2 million at December 31, 2014 to $483.8 million at December 31, 2015, primarily due to increases in permanent commercial real estate, residential real estate construction, commercial real estate construction, commercial business and consumer loans of $16.6 million, $8.8 million, $6.4 million, $2.1 million and $1.5 million, respectively, which more than offset decreases in multi-family and permanent residential real estate loans of $2.9 million and $2.0 million, respectively. The increase in commercial real estate loans when comparing the two periods is due primarily to an increase in loans originated to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties located outside of the Company’s primary market area and that are primarily leased to investment grade national-brand retailers. At December 31, 2015, $63.1 million, or 35.5% of the commercial real estate loan portfolio and 13.0% of the total loan portfolio, consisted of these loans as compared to $42.3 million, or 26.2%, of the commercial real estate loan portfolio and 9.3% of the total loan portfolio, at December 31, 2014.

The allowance for loan losses was $6.6 million at December 31, 2015 compared to $6.6 million at September 30, 2015 and $6.5 million at December 31, 2014. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income. Noninterest income increased $333,000 for the three-month period ended December 31, 2015 as compared to the same period in 2014. The increase was due primarily to increases in net gain on sale of loans, net gain on trading account securities and commission income of $145,000, $106,000 and $82,000, respectively. The increase in net gain on sale of loans is due primarily to the sale of loans guaranteed by the U.S. Small Business Administration (the “SBA”), which totaled $90,000 for the three-month period ended December 31, 2015.

Noninterest Expense. Noninterest expenses increased $518,000 for the three-month period ended December 31, 2015 as compared to the same period in 2014. The increase was due primarily to an increase in compensation and benefits of $562,000, which more than offset a decrease in other operating expenses of $117,000. The increase in compensation and benefits expense is due primarily to increased staffing as a result of the Company’s enhanced focus on its SBA lending business, increased ESOP compensation expense, and normal salary, wages and benefits increases. The decrease in other operating expenses was due primarily to decreases in supervisory assessments for the Bank and provisions for insurance claims for the Company’s captive insurance subsidiary.

Income Tax Expense. The Company recognized income tax expense of $467,000 for the three months ended December 31, 2015, for an effective tax rate of 27.3%, compared to income tax expense of $408,000, for an effective tax rate of 25.4%, for the same period in 2014.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2015, the Bank had cash and cash equivalents of $28.4 million, trading account securities with a fair value of $7.5 million and securities available-for-sale with a fair value of $174.1 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. During the three months ended December 31, 2015 the Bank declared and paid dividends to the Company totaling $3.0 million. At December 31, 2015, the Company (unconsolidated basis) had liquid assets of $17.6 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of December 31, 2015, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 8.44%, 11.17%, 11.17% and 12.38%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At December 31, 2015, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company's financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

For the three-months ended December 31, 2015, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling at September 30, 2015, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario. Given the timing of the release of this information, the information as of December 31, 2015 is unavailable for inclusion in this report. Management believes that there have been no material changes in the market risk of the Company’s asset and liability positions since September 30, 2015.

	At September 30, 2015
	One Year Horizon
Immediate Change in the Level	Dollar Change	Percent Change
of Interest Rates
	(Dollars in thousands)
300bp	$1,541	3.16%
200bp	1,048	2.15
100bp	453	0.93
Static	-	-
(100)bp	(1,568)	(3.22)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling at September 30, 2015, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to our base case scenario. Given the timing of the release of this information, the information as of December 31, 2015 is unavailable for inclusion in this report. Management believes that there have been no material changes in the market risk of the Company’s asset and liability positions since September 30, 2015.

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

The previous table indicates that at September 30, 2015, the Company would expect a decrease in its EVE in the event of a sudden and sustained 300 basis point increase and/or 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at September 30, 2015 comprised approximately 44.4% of the loan portfolio. The percentage of fixed-rate loans in the Company’s loan portfolio was 43.4% at December 31, 2015.

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

During the quarter ended December 31, 2015, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.       Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended December 31, 2015:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2015 through October 31, 2015	-	$-	-	78,590
November 1, 2015 through November 30, 2015	-	$-	-	78,590
December 1, 2015 through December 31, 2015	4,933	$36.25	4,933	73,657
Total	4,933	$36.25	4,933	73,657

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

Item 3.         Defaults upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.         Other Information

None.

Item 6.         Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated February 16, 2016	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated February 16, 2016	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-58-