Form 10-Q
period 2016-03-31
First Savings Financial Group Inc
filed 2016-05-16
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to__________________

Commission File No. 1-34155

First Savings Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Indiana	__37-1567871
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

The number of shares outstanding of the registrant’s common stock as of March 31, 2016 was 2,204,787.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
(In thousands, except share and per share data)	2016	2015

ASSETS
Cash and due from banks	$8,961	$9,884
Interest-bearing deposits with banks	14,991	15,110
Total cash and cash equivalents	23,952	24,994

Interest-bearing time deposits	2,855	3,100
Trading account securities, at fair value	9,131	9,044
Securities available for sale, at fair value	177,444	178,328
Securities held to maturity	3,445	4,620

Loans held for sale ($5,835 at fair value at September 30, 2015)	5,361	6,803
Loans, net	478,518	457,112

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	6,936	6,720
Real estate development and construction	6,978	7,079
Premises and equipment	13,573	13,838
Other real estate owned, held for sale	594	618
Accrued interest receivable:
Loans	1,414	1,259
Securities	1,368	1,396
Cash surrender value of life insurance	17,993	17,766
Goodwill	7,936	7,936
Core deposit intangibles	1,209	1,381
Other assets	6,412	7,952

Total Assets	$765,119	$749,946

LIABILITIES
Deposits:
Noninterest-bearing	$75,885	$71,184
Interest-bearing	491,537	462,113
Total deposits	567,422	533,297

Repurchase agreements	1,343	1,342
Borrowings from Federal Home Loan Bank	100,000	104,867
Other long-term debt	4,537	4,632
Accrued interest payable	200	186
Advance payments by borrowers for taxes and insurance	869	883
Accrued expenses and other liabilities	9,503	10,382
Total Liabilities	683,874	655,589

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued and outstanding 17,120 shares at September 30, 2015; aggregate liquidation preference of $17,120 at September 30, 2015	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares; outstanding 2,204,787 shares (2,183,510 shares at September 30, 2015)	25	25
Additional paid-in capital - preferred	-	17,120
Additional paid-in capital - common	27,182	26,796
Retained earnings - substantially restricted	55,040	52,760
Accumulated other comprehensive income	5,068	4,210
Unearned ESOP shares	-	(197)
Less treasury stock, at cost - 337,255 shares (358,532 shares at September 30, 2015)	(6,070)	(6,357)
Total Stockholders' Equity	81,245	94,357

Total Liabilities and Stockholders' Equity	$765,119	$749,946

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except share and per share data)	2016	2015	2016	2015

INTEREST INCOME
Loans, including fees	$5,546	$5,350	$11,011	$10,720
Securities:
Taxable	969	992	1,927	2,084
Tax-exempt	509	489	1,119	960
Dividend income	78	83	154	146
Interest-bearing deposits with banks	45	10	62	23
Total interest income	7,147	6,924	14,273	13,933

INTEREST EXPENSE
Deposits	595	598	1,179	1,240
Repurchase agreements	1	1	2	2
Borrowings from Federal Home Loan Bank	392	308	735	548
Loans payable	40	45	80	93
Total interest expense	1,028	952	1,996	1,883

Net interest income	6,119	5,972	12,277	12,050
Provision for loan losses	125	212	125	419

Net interest income after provision for loan losses	5,994	5,760	12,152	11,631

NONINTEREST INCOME
Service charges on deposit accounts	282	305	604	676
Net gain on trading account securities	251	89	428	160
Unrealized loss on derivative contract	-	(1)	-	(1)
Net gain on sales of loans	97	49	327	134
Increase in cash surrender value of life insurance	112	117	227	245
Commission income	70	107	213	168
Real estate lease income	163	150	326	301
Other income	287	262	581	506
Total noninterest income	1,262	1,078	2,706	2,189

NONINTEREST EXPENSE
Compensation and benefits	2,805	2,637	6,368	5,638
Occupancy and equipment	721	652	1,373	1,256
Data processing	414	348	767	729
Advertising	135	147	235	253
Professional fees	319	201	611	515
FDIC insurance premiums	122	115	243	224
Net (gain) loss on other real estate owned	(24)	16	50	21
Other operating expenses	740	760	1,477	1,614
Total noninterest expense	5,232	4,876	11,124	10,250
Income before income taxes	2,024	1,962	3,734	3,570
Income tax expense	389	435	856	843
Net Income	$1,635	$1,527	$2,878	$2,727

Preferred stock dividends declared	19	43	62	86
Net Income Available to Common Shareholders	$1,616	$1,484	$2,816	$2,641

Net income per common share:
Basic	$0.73	$0.69	$1.28	$1.24
Diluted	$0.70	$0.66	$1.22	$1.18

Weighted average common shares outstanding:
Basic	2,204,787	2,138,931	2,195,727	2,125,369
Diluted	2,303,946	2,245,371	2,300,695	2,231,574

Dividends per common share	$0.13	$0.12	$0.25	$0.23

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2016	2015	2016	2015

Net Income	$1,635	$1,527	$2,878	$2,727

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	1,072	1,173	1,292	2,168
Income tax expense	(374)	(417)	(434)	(770)
Net of tax amount	698	756	858	1,398

Other Comprehensive Income	698	756	858	1,398

Comprehensive Income	$2,333	$2,283	$3,736	$4,125

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Six Months Ended March 31, 2015:
Balances at October 1, 2014	$-	$25	$43,199	$47,175	$3,853	$(699)	$(6,473)	$87,080

Net income	-	-	-	2,727	-	-	-	2,727

Other comprehensive income	-	-	-	-	1,398	-	-	1,398

Preferred stock dividends	-	-	-	(86)	-	-	-	(86)

Common stock dividends ($0.23 per share)	-	-	-	(471)	-	-	-	(471)

Stock compensation expense	-	-	108	-	-	131	-	239

Shares released by ESOP trust	-	-	397	-	-	256	-	653

Stock options exercises - 20,972 shares	-	-	(89)	-	-	-	367	278

Purchase of 4,791 treasury shares	-	-	-	-	-	-	(119)	(119)

Balances at March 31, 2015	$-	$25	$43,615	$49,345	$5,251	$(312)	$(6,225)	$91,699

Six Months Ended March 31, 2016:
Balances at October 1, 2015	$-	$25	$43,916	$52,760	$4,210	$(197)	$(6,357)	$94,357

Net income	-	-	-	2,878	-	-	-	2,878

Other comprehensive income	-	-	-	-	858	-	-	858

Preferred stock dividends	-	-	-	(62)	-	-	-	(62)

Common stock dividends ($0.25 per share)	-	-	-	(536)	-	-	-	(536)

Shares released by ESOP trust	-	-	504	-	-	197	-	701

Stock options exercises - 26,210 shares	-	-	(118)	-	-	-	466	348

Redemption of preferred stock - 17,120 shares	-	-	(17,120)	-	-	-	-	17,120

Purchase of 4,933 treasury shares	-	-	-	-	-	-	(179)	(179)

Balances at March 31, 2016	$-	$25	$27,182	$55,040	$5,068	$-	$(6,070)	$81,245

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,878	$2,727
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	125	419
Depreciation and amortization	737	721
Amortization of premiums and accretion of discounts on securities, net	265	388
(Increase) decrease in trading account securities	(87)	90
Loans originated for sale	(13,949)	(4,436)
Proceeds on sales of loans	14,446	4,531
Net gain on sales of loans	(327)	(134)
Net realized and unrealized (gain) loss on other real estate owned	(4)	12
Unrealized loss on derivative contract	-	1
Increase in cash surrender value of life insurance	(227)	(245)
Deferred income taxes	(199)	(247)
ESOP and stock compensation expense	628	808
(Increase) decrease in accrued interest receivable	(127)	1
Increase in accrued interest payable	14	4
Change in other assets and liabilities, net	483	(91)
Net Cash Provided By Operating Activities	4,656	4,549

CASH FLOWS FROM INVESTING ACTIVITIES
(Investment in) redemption of interest-bearing time deposits	245	(735)
Purchase of securities available for sale	(10,284)	(11,684)
Proceeds from maturities of securities available for sale	5,395	6,117
Proceeds from maturities of securities held to maturity	1,123	342
Principal collected on securities	6,827	8,737
Net increase in loans	(20,489)	(11,652)
Purchase of Federal Reserve Bank stock	-	(945)
Purchase of Federal Home Loan Bank stock	(216)	(461)
Proceeds from redemption of Federal Home Loan Bank stock	-	461
Investment in historic tax credit entity	-	(417)
Proceeds from sale of other real estate owned	299	495
Investment in real estate development and construction	2	-
Purchase of premises and equipment	(201)	(204)
Net Cash Used In Investing Activities	(17,299)	(9,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	34,125	3,743
Net increase in repurchase agreements	1	2
Decrease in Federal Home Loan Bank line of credit	(14,867)	(7,994)
Proceeds from Federal Home Loan Bank advances	35,000	205,000
Repayment of Federal Home Loan Bank advances	(25,000)	(195,000)
Repayment of other long-term debt	(95)	(88)
Net decrease in advance payments by borrowers for taxes and insurance	(14)	(1)
Redemption of preferred stock	(17,120)	-
Proceeds from exercise of stock options	169	278
Purchase of treasury stock	-	(119)
Dividends paid on preferred stock	(62)	(86)
Dividends paid on common stock	(536)	(471)
Net Cash Provided By Financing Activities	11,601	5,264

Net Decrease in Cash and Cash Equivalents	(1,042)	(133)

Cash and cash equivalents at beginning of period	24,994	20,330

Cash and Cash Equivalents at End of Period	$23,952	$20,197

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2016, the results of operations for the three- and six-month periods ended March 31, 2016 and 2015, and the cash flows for the six-month periods ended March 31, 2016 and 2015. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Agency bonds and notes, agency mortgage-backed securities and agency collateralized mortgage obligations (“CMO”) include securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”), which are U.S. government-sponsored enterprises. The Company holds municipal bonds issued by municipal governments within the U.S. The Company also holds a pass-through asset-backed security guaranteed by the U.S. Small Business Administration (“SBA”) representing participating interests in pools of long-term debentures issued by state and local development companies certified by the SBA. Privately-issued CMO and asset-backed securities (“ABS”) are complex securities issued by non-government special-purpose entities that are collateralized by residential mortgage loans and residential home equity loans.

Investment securities have been classified according to management’s intent.

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At March 31, 2016 and September 30, 2015, trading account securities recorded at fair value totaled $9.1 million and $9.0 million, respectively, and were comprised of investment grade municipal bonds. During the six-months ended March 31, 2016, the Company reported net gains on trading account securities of $428,000, including net realized gains on the sale of securities of $425,000 and net unrealized gains on securities still held as of the balance sheet date of $3,000. During the three-months ended March 31, 2016, the Company reported net gains on trading account securities of $251,000, including net realized gains on the sale of securities of $232,000 and net unrealized gains on securities still held as of the balance sheet date of $19,000. During the six-months ended March 31, 2015, the Company reported net gains on trading account securities of $160,000, including net realized gains on the sale of securities of $159,000 and net unrealized gains on securities still held as of the balance sheet date of $1,000. During the three-months ended March 31, 2015, the Company reported net gains on trading account securities of $89,000, including net realized gains on the sale of securities of $82,000 and net unrealized gains on securities still held as of the balance sheet date of $7,000.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2016:
Securities available for sale:

Agency bonds and notes	$1,044	$11	$-	$1,055
Agency mortgage-backed	50,632	776	28	51,380
Agency CMO	17,843	108	87	17,864
Privately-issued CMO	2,744	360	-	3,104
Privately-issued ABS	4,257	989	3	5,243
SBA certificates	1,314	6	-	1,320
Municipal bonds	91,727	5,770	19	97,478

Total securities available for sale	$169,561	$8,020	$137	$177,444

Securities held to maturity:

Agency mortgage-backed	$280	$26	$-	$306
Municipal bonds	3,165	445	-	3,610

Total securities held to maturity	$3,445	$471	$-	$3,916

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2015:
Securities available for sale:

Agency bonds and notes	$5,564	$18	$-	$5,582
Agency mortgage-backed	47,418	901	41	48,278
Agency CMO	18,943	118	47	19,014
Privately-issued CMO	3,005	465	-	3,470
Privately-issued ABS	4,820	1,289	-	6,109
SBA certificates	1,472	8	-	1,480
Municipal bonds	90,380	4,185	170	94,395

Total securities available for sale	$171,602	$6,984	$258	$178,328

Securities held to maturity:

Agency mortgage-backed	$345	$31	$-	$376
Municipal bonds	4,275	540	-	4,815

Total securities held to maturity	$4,620	$571	$-	$5,191

The amortized cost and fair value of investment securities as of March 31, 2016 by contractual maturity are shown below. Expected maturities of mortgage-backed securities, CMO and ABS may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due within one year	$2,269	$2,303	$372	$402
Due after one year through five years	5,895	6,278	946	1,079
Due after five years through ten years	20,330	22,127	1,225	1,413
Due after ten years	64,277	67,825	622	716
	92,771	98,533	3,165	3,610

CMO	20,587	20,968	-	-
ABS	4,257	5,243	-	-
SBA certificates	1,314	1,320	-	-
Mortgage-backed securities	50,632	51,380	280	306

	$169,561	$177,444	$3,445	$3,916

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at March 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	5	$4,189	$15
Agency CMO	2	3,345	7
Privately-issued ABS	2	77	3
Municipal bonds	1	388	4

Total less than twelve months	10	7,999	29

Continuous loss position more than twelve months:
Agency mortgage-backed	2	1,826	13
Agency CMO	2	5,673	80
Municipal bonds	2	1,308	15

Total more than twelve months	6	8,807	108

Total securities available for sale	16	$16,806	$137

At March 31, 2016, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at March 31, 2016, which consisted of U.S. government agency mortgage-backed securities and CMO and municipal bonds, had depreciated approximately 0.79% from their amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 1.90% and a weighted-average coupon rate of 3.15% at March 31, 2016. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At March 31, 2016, the Company held seventeen privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $2.2 million and fair value of $3.1 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various nationally recognized statistical rating organizations (“NRSRO”).

At March 31, 2016, two privately-issued ABS were in loss positions and had depreciated approximately 4.04% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $77,000 and a total unrealized loss of $3,000 at March 31, 2016, and were rated below investment grade by NRSROs. Based on the independent third party analysis of the expected cash flows, management has determined that the decline in value for these securities are temporary and, as a result, no other-than-temporary impairment was recognized on the privately-issued CMO and ABS portfolios at March 31, 2016. While the Company did not recognize a credit-related impairment loss at March 31, 2016, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

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

During the three- and six-month periods ended March 31, 2016 and March 31, 2015, the Company did not realize any gross gains or losses on sales of available for sale securities.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at March 31, 2016 and September 30, 2015, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at March 31, 2016 and September 30, 2015 consisted of the following:

	March 31,	September 30,
	2016	2015
	(In thousands)
Real estate mortgage:
1-4 family residential	$180,215	$181,873
Commercial	186,105	172,995
Multifamily residential	22,212	21,647
Residential construction	21,590	19,723
Commercial construction	14,655	15,548
Land and land development	10,429	11,061
Commercial business loans	39,530	32,574
Consumer:
Home equity loans	19,942	19,423
Auto loans	5,048	5,452
Other consumer loans	1,998	2,159
Gross loans	501,724	482,455
Undisbursed portion of construction loans	(16,314)	(18,599)
Principal loan balance	485,410	463,856

Deferred loan origination fees and costs, net	(141)	(120)
Allowance for loan losses	(6,751)	(6,624)

Loans, net	$478,518	$457,112

During the six-month period ended March 31, 2016, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

At March 31, 2016 and September 30, 2015, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $796,000 and $806,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of March 31, 2016:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$180,215	$186,105	$22,212	$19,931	$10,429	$39,530	$26,988	$485,410

Accrued interest receivable	549	550	44	48	30	134	59	1,414

Net deferred loan origination fees and costs	235	(269)	(19)	(74)	8	(13)	(9)	(141)

Recorded investment in loans	$180,999	$186,386	$22,237	$19,905	$10,467	$39,651	$27,038	$486,683

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,495	$6,485	$-	$-	$-	$273	$274	$11,527

Collectively evaluated for impairment	176,088	179,901	22,237	19,905	10,467	39,378	26,735	474,711

Acquired with deteriorated credit quality	416	-	-	-	-	-	29	445

Ending balance	$180,999	$186,386	$22,237	$19,905	$10,467	$39,651	$27,038	$486,683

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of March 31, 2016 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$3	$3

Collectively evaluated for impairment	286	4,595	157	651	345	625	89	6,748

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$286	$4,595	$157	$651	$345	$625	$92	$6,751

An analysis of the allowance for loan losses as of September 30, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$9	$-	$-	$-	$-	$-	$5	$14

Collectively evaluated for impairment	435	4,327	156	551	369	678	94	6,610

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$444	$4,327	$156	$551	$369	$678	$99	$6,624

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2016 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$370	$4,514	$147	$594	$338	$575	$106	$6,644
Provisions	(62)	81	10	57	7	50	(18)	125
Charge-offs	(30)	-	-	-	-	-	(18)	(48)
Recoveries	8	-	-	-	-	-	22	30

Ending balance	$286	$4,595	$157	$651	$345	$625	$92	$6,751

An analysis of the changes in the allowance for loan losses for the six months ended March 31, 2016 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$444	$4,327	$156	$551	$369	$678	$99	$6,624
Provisions	(182)	268	1	100	(24)	(53)	15	125
Charge-offs	(56)	-	-	-	-	-	(57)	(113)
Recoveries	80	-	-	-	-	-	35	115

Ending balance	$286	$4,595	$157	$651	$345	$625	$92	$6,751

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of March 31, 2016 and for the three and six months ended March 31, 2016 and 2015.

	At March 31, 2016			Three Months Ended March 31,				Six Months Ended March 31,
				2016	2016	2015	2015	2016	2016	2015	2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,774	$5,253	$-	$5,591	$38	$5,685	$37	$5,437	$73	$5,729	$72
Commercial real estate	6,485	6,546	-	6,594	48	5,689	55	6,711	100	5,702	113
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	273	258	-	329	1	254	1	322	2	216	1
Consumer	197	202	-	203	2	238	1	205	3	248	3
	$11,729	$12,259	$-	$12,717	$89	$11,866	$94	$12,675	$178	$11,895	$189

Loans with an allowance recorded:
Residential real estate	$-	$-	$-	$-	$-	$142	$-	$1	$-	$152	$-
Commercial real estate	-	-	-	-	-	6	-	-	-	3	-
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	12	-	-	-	7	-
Consumer	77	77	3	75	-	85	-	76	-	91	-
	$77	$77	$3	$75	$-	$245	$-	$77	$-	$253	$-

Total:
Residential real estate	$4,774	$5,253	$-	$5,591	$38	$5,827	$37	$5,438	$73	$5,881	$72
Commercial real estate	6,485	6,546	-	6,594	48	5,695	55	6,711	100	5,705	113
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	273	258	-	329	1	266	1	322	2	223	1
Consumer	274	279	3	278	2	323	1	281	3	339	3
	$11,806	$12,336	$3	$12,792	$89	$12,111	$94	$12,752	$178	$12,148	$189

The Company recognized $5,000 of interest income on an impaired commercial real estate loan using the cash receipts method during the six-month period ended March 31, 2015. The Company did not recognize any interest income using the cash receipts method during the three-month periods ended March 31, 2015. The Company did not recognize any interest income using the cash receipts method during the three and six-month periods ended March 31, 2016.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2016:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,880	$103	$1,983
Commercial real estate	1,688	126	1,814
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	90	90
Commercial business	173	-	173
Consumer	157	-	157

Total	$3,898	$319	$4,217

The following table presents the recorded investment in nonperforming loans at September 30, 2015:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,923	$155	$2,078
Commercial real estate	1,855	-	1,855
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	210	94	304
Consumer	165	3	168

Total	$4,153	$252	$4,405

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at March 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,361	$531	$1,643	$4,535	$176,464	$180,999
Commercial real estate	276	-	302	578	185,808	186,386
Multifamily	-	-	-	-	22,237	22,237
Construction	-	-	-	-	19,905	19,905
Land and land development	245	-	90	335	10,132	10,467
Commercial business	4	-	173	177	39,474	39,651
Consumer	94	3	32	129	26,909	27,038

Total	$2,980	$534	$2,240	$5,754	$480,929	$486,683

The following table presents the aging of the recorded investment in past due loans at September 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$3,635	$1,419	$1,530	$6,584	$176,124	$182,708
Commercial real estate	1,098	113	139	1,350	171,805	173,155
Multifamily	504	-	-	504	21,169	21,673
Construction	-	-	-	-	16,632	16,632
Land and land development	253	-	-	253	10,846	11,099
Commercial business	15	-	303	318	32,323	32,641
Consumer	81	14	32	127	26,960	27,087

Total	$5,586	$1,546	$2,004	$9,136	$455,859	$464,995

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of March 31, 2016, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$174,592	$179,426	$22,237	$19,905	$10,222	$39,478	$26,780	$472,640
Special Mention	1,006	176	-	-	-	-	11	1,193
Substandard	5,231	6,784	-	-	245	173	244	12,677
Doubtful	170	-	-	-	-	-	3	173
Loss	-	-	-	-	-	-	-	-

Total	$180,999	$186,386	$22,237	$19,905	$10,467	$39,651	$27,038	$486,683

As of September 30, 2015, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$175,662	$160,224	$21,673	$16,632	$11,079	$32,335	$26,793	$444,398
Special Mention	799	5,342	-	-	-	96	13	6,250
Substandard	5,871	7,589	-	-	20	173	274	13,927
Doubtful	376	-	-	-	-	37	7	420
Loss	-	-	-	-	-	-	-	-

Total	$182,708	$173,155	$21,673	$16,632	$11,099	$32,641	$27,087	$464,995

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

The following table summarizes the Company’s recorded investment in TDRs at March 31, 2016 and September 30, 2015. There was no specific reserve included in the allowance for loan losses related to TDRs at March 31, 2016 and September 30, 2015.

	Accruing	Nonaccrual	Total
	(In thousands)
March 31, 2016:
Residential real estate	$2,894	$111	$3,005
Commercial real estate	4,797	1,511	6,308
Commercial business	100	28	128
Consumer	117	-	117

Total	$7,908	$1,650	$9,558

September 30, 2015:
Residential real estate	$2,767	$110	$2,877
Commercial real estate	5,186	1,523	6,709
Commercial business	12	-	12
Consumer	125	-	125

Total	$8,090	$1,633	$9,723

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three and six-month periods ended March 31, 2016 and 2015:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(In thousands)
March 31, 2016:
Three Months Ended March 31, 2016:
Residential real estate	1	$107	$121

Total	1	$107	$121

Six Months Ended March 31, 2016:
Residential real estate	5	$181	$247
Commercial business	2	88	118

Total	7	$269	$365

March 31, 2015:
Six Months Ended March 31, 2015:
Residential real estate	2	$165	$172

Total	2	$165	$172

For the TDRs listed above, the terms of modification included deferral of contractual principal and interest payments, reduction of the stated interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

At March 31, 2016 and September 30, 2015, the Company had committed to lend $3,000 and $2,000, respectively, in additional funds to a customer with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the six-month periods ended March 31, 2016 and 2015. There was no specific allowance for loan losses related to TDRs modified during the six-month periods ended March 31, 2016 and 2015. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the six-month periods ended March 31, 2016 and 2015, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default. No charge-offs were recognized for TDRs with subsequent payment defaults for the six-month periods ended March 31, 2016 and 2015.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loan Servicing Rights

The Company originates loans to commercial customers under the SBA 7(a) program. During the fiscal year ending September 30, 2016, the Company began selling the guaranteed portion of the commercial SBA 7(a) loans with servicing retained. Loan servicing rights on originated commercial SBA 7(a) loans that have been sold are initially recorded at fair value. Capitalized servicing rights are then amortized in proportion to and over the period of estimated net servicing income. Impairment of servicing rights is assessed using the present value of estimated future cash flows.

The aggregate fair value of loan servicing rights at March 31, 2016 approximated its carrying value. A valuation model employed by an independent third party calculates the present value of future cash flows and is used to estimate fair value at the date of sale and on a quarterly basis for impairment analysis purposes. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the loan servicing rights include the discount rate and prepayment speed assumptions. For purposes of impairment, risk characteristics such as interest rate, loan type, term and investor type are used to stratify the loan servicing rights. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. Changes in the valuation allowance are reported in net gain on sales of loans in the consolidated statements of income.

The unpaid principal balance of commercial SBA 7(a) loans serviced for others was $5.9 million at March 31, 2016. There were no commercial SBA 7(a) loans serviced for others at September 30, 2015 or March 31, 2015. Contractually specified servicing fees, late fees and ancillary fees earned on commercial SBA 7(a) loans of $15,000 and $27,000 for the three- and six-month periods ended March 31, 2016, respectively, are included in interest income on loans in the consolidated statements of income.  This income is offset by direct servicing expenses related to commercial SBA 7(a) loans of $20,000 and $35,000 for the three- and six-month periods ended March 31, 2016, respectively.

An analysis of loan servicing rights for the six-month period ended March 31, 2016 is as follows:

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

The Company is developing a parcel of land in New Albany, Indiana for retail purposes through the Bank’s subsidiary, FFCC. The total cost of the development is expected to be approximately $7.7 million, of which $7.6 million was incurred as of March 31, 2016. The development costs are partially funded by a loan from another financial institution. The development is substantially completed, with only certain tenant improvements in a multi-tenant retail building to be completed for current and future lessees, and eleven tenants have commenced occupancy as of March 31, 2016. The development plans provide for up to thirteen tenants when fully occupied.

Depreciation expense of $50,000 and $99,000 was recognized for real estate development and construction for the three- and six-month periods ended March 31, 2016, respectively. Depreciation expense of $49,000 and $98,000 was recognized for real estate development and construction for the three- and six-month periods ended March 31, 2015, respectively.

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

On October 15, 2014, the Company entered into an agreement to participate in the rehabilitation of a certified historic structure located in Louisville, Kentucky with a regional commercial developer. As part of the agreement, the Bank committed to invest $4.2 million into a limited liability company organized in the state of Kentucky by the commercial developer, for which it received a 99% equity interest in the entity and will receive an allocation of 99% of the operating profit and losses and any historic tax credits generated by the entity. The tax credits expected to be allocated to the Bank include federal rehabilitation investment credits totaling $4.6 million available under Internal Revenue Code Section 47. The Bank invested $417,000 on October 15, 2014 and an additional $417,000 on September 11, 2015 upon 50% completion of the project, and has committed to invest the remaining $3.3 million when the project is fully completed and the certificate of occupancy is received. The project is expected to be fully completed in June 2016.

The Bank’s investment in the historic tax credit entity is accounted for under the equity method of accounting. At March 31, 2016, the Bank’s investment of $4.2 million was included in other assets and its unfunded capital contribution commitment of $3.3 million was included in other liabilities in the accompanying consolidated balance sheet.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share information is presented below for the three- and six-month periods ended March 31, 2016 and 2015.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)

Basic:
Earnings:
Net income	$1,635	$1,527	$2,878	$2,727
Less: Preferred stock dividends declared	(19)	(43)	(62)	(86)

Net income available to common shareholders	$1,616	$1,484	$2,816	$2,641

Shares:
Weighted average common shares outstanding	2,204,787	2,138,931	2,195,727	2,125,369

Net income per common share, basic	$0.73	$0.69	$1.28	$1.24

Diluted:
Earnings:
Net income	$1,635	$1,527	$2,878	$2,727
Less: Preferred stock dividends declared	(19)	(43)	(62)	(86)

Net income available to common shareholders	$1,616	$1,484	$2,816	$2,641

Shares:
Weighted average common shares outstanding	2,204,787	2,138,931	2,195,727	2,125,369
Add: Dilutive effect of outstanding options	99,159	96,436	104,968	96,967
Add: Dilutive effect of restricted stock	-	10,004	-	9,238
Weighted average common shares outstanding as adjusted	2,303,946	2,245,371	2,300,695	2,231,574

Net income per common share, diluted	$0.70	$0.66	$1.22	$1.18

Unearned ESOP and nonvested Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2016	2015
	(In thousands)
Cash payments for:
Interest	$2,017	$1,953
Taxes	618	864

Transfers from loans held for sale to loans	1,319	-

Transfers from loans to foreclosed real estate	415	398

Proceeds from sales of foreclosed real estate financed through loans	134	290

Noncash exercise of stock options	179	-

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2016 and September 30, 2015. The Company had no liabilities measured at fair value as of March 31, 2016 or September 30, 2015.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2016:
Assets Measured - Recurring Basis:
Trading account securities	$-	$9,131	$-	$9,131

Securities available for sale:
Agency bonds and notes	$-	$1,055	$-	$1,055
Agency mortgage-backed	-	51,380	-	51,380
Agency CMO	-	17,864	-	17,864
Privately-issued CMO	-	3,104	-	3,104
Privately-issued ABS	-	5,243	-	5,243
SBA certificates	-	1,320		1,320
Municipal	-	97,478	-	97,478
Total securities available for sale	$-	$177,444	$-	$177,444

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,774	$4,774
Commercial real estate	-	-	6,485	6,485
Commercial business	-	-	273	273
Consumer	-	-	271	271
Total impaired loans	$-	$-	$11,803	$11,803

Loans held for sale	$-	$5,361	$-	$5,361

Loan servicing rights	$-	$-	$156	$156

Other real estate owned, held for sale:
Residential real estate	$-	$-	$209	$209
Commercial real estate	-	-	383	383
Land and land development	-	-	2	2
Total other real estate owned	$-	$-	$594	$594

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six-month period ended March 31, 2016.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At March 31, 2016 and September 30, 2015, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the three- and six-month periods ended March 31, 2015, the Company recognized provisions for loan losses of $49,000 for impaired loans. No provision for loan losses were recognized for the three- and six-month periods ended March 31, 2016 for impaired loans.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Held for Sale. Loans held for sale is comprised of residential mortgage loans and SBA loans. Residential mortgage loans held for sale are carried at the lower of cost or market value. At March 31, 2016, SBA loans held for sale were carried at the lower of cost or market value. As discussed further below, SBA loans held for sale at September 30, 2015 were reported at fair value in accordance with FASB ASC 825-10. The fair value of loans held for sale is based on specific prices of the underlying contracts for sale to investors, and is classified as Level 2 in the fair value hierarchy.

Loan Servicing Rights. Loan servicing rights represent the value associated with servicing commercial SBA loans that have been sold. The fair value of loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. Impairment of the loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At March 31, 2016, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 0.0% to 61.5% with a weighted average of 21.7%. At September 30, 2015, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 56.5% with a weighted average of 23.6%. The Company recognized charges of $20,000 and $79,000 to write down other real estate owned to fair value for the three and six months ended March 31, 2016, respectively. The Company recognized charges of $3,000 and $33,000 to write down other real estate owned to fair value for the three and six months ended March 31, 2015, respectively.

Transfers Between Categories. There were no transfers into or out of Level 3 financial assets for the six-month periods ended March 31, 2016 and 2015. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six-month periods ended March 31, 2016 and 2015.

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition of an eligible financial asset or financial liability, and may not be revoked once made.

The Company elected the fair value option for SBA loans held for sale at September 30, 2015. These loans were intended for sale and the Company believed that the fair value was the best indicator of the resolution of these loans. Interest income was recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status as of September 30, 2015. At September 30, 2015, the difference between the aggregate fair value ($5.8 million) and the aggregate unpaid principal balance ($5.3 million) of SBA loans held for sale was $558,000. Each of the SBA loans held for sale at September 30, 2015 was sold during the three-month period ended December 31, 2015. Subsequent to September 30, 2015, the Company did not elect the fair value option on SBA loans held for sale and, as such, all loans held for sale were carried at the lower of cost or market value at March 31, 2016.

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

	Carrying	Fair Value Measurements Using:
March 31, 2016:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$8,961	$8,961	$-	$-
Interest-bearing deposits with banks	14,991	14,991	-	-
Interest-bearing time deposits	2,855	-	2,861	-
Trading account securities	9,131	-	9,131	-
Securities available for sale	177,444	-	177,444	-
Securities held to maturity	3,445	-	3,916	-

Loans, net	478,518	-	-	483,900

Loans held for sale	5,361	-	5,361	-
FRB and FHLB stock	6,936	-	6,936	-
Accrued interest receivable	2,782	-	2,782	-
Loan servicing rights
(included in other assets)	156	-	-	156
Investment in historic tax credit entity (included in other assets)	4,169	-	4,169	-

Financial liabilities:
Deposits	567,422	-	-	570,004
Short-term repurchase agreements	1,343	-	1,343	-
Borrowings from FHLB	100,000	-	101,619	-
Other long-term debt	4,537	-	4,537	-
Accrued interest payable	200	-	200	-
Advance payments by borrowers for taxes and insurance	869	-	869	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
September 30, 2015:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$9,884	$9,884	$-	$-
Interest-bearing deposits with banks	15,110	15,110	-	-
Interest-bearing time deposits	3,100	-	3,099	-
Trading account securities	9,044	-	9,044	-
Securities available for sale	178,328	-	178,328	-
Securities held to maturity	4,620	-	5,191	-

Loans, net	457,112	-	-	456,331

Loans held for sale	6,803	-	6,803	-
FRB and FHLB stock	6,720	-	6,720	-
Accrued interest receivable	2,655	-	2,655	-
Investment in historic tax credit entity (included in other assets)	4,169	-	4,169	-

Financial liabilities:
Deposits	533,297	-	-	536,121
Short-term repurchase agreements	1,342	-	1,342	-
Borrowings from FHLB	104,867	-	106,446	-
Other long-term debt	4,632	-	4,632	-
Accrued interest payable	186	-	186	-
Advance payments by borrowers for taxes and insurance	883	-	883	-

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

The fair value of loan serving rights is determined by a valuation model employed by an independent third party using market-based discount rate and prepayment assumptions, as previously described.

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the six-month periods ended March 31, 2016 amounted to $628,000. Compensation expense recognized for the three- and six-month periods ended March 31, 2015 amounted to $113,000 and $600,000, respectively. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan therefore no compensation expense was recognized for the three-month period ended March 31, 2016. Company common stock held by the ESOP trust at March 31, 2016 and September 30, 2015 was as follows:

	March 31,	September 30,
	2016	2015

Allocated shares	184,100	164,409
Unearned shares	-	19,691
Total ESOP shares	184,100	184,100

Fair value of unearned shares	$-	$669,000

10.	Stock Based Compensation Plans

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were later granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The restricted stock vested ratably over a five-year period from the grant date. Compensation expense was measured based on the fair market value of the restricted stock at the grant date and was recognized ratably over the period during which the shares were earned (the vesting period). Compensation expense related to restricted stock recognized for the three- and six-month periods ended March 31, 2015 amounted to $63,000 and $131,000, respectively. The restricted stock fully vested in May 2015 therefore no compensation expense related to restricted stock was recognized for the three- and six-month periods ended March 31, 2016.

There were no restricted shares granted or vested during the six-month period ended March 31, 2016. There were 717 restricted shares that vested during the six-month period ended March 31, 2015, upon the retirement of a director. The total fair value of restricted shares that vested during the six-month period ended March 31, 2015 was $18,000. At March 31, 2016 there was no unrecognized compensation expense related to nonvested restricted shares.

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

A summary of stock option activity under the Plan as of March 31, 2016, and changes during the six-month period then ended is presented below.

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value
	(Dollars in thousands, except per share data)

Outstanding at October 1, 2015	213,260	$13.25	4.6	$4,425
Granted	-	-
Exercised	(26,210)	$13.25		$580
Forfeited or expired	-	-

Outstanding at March 31, 2016	187,050	$13.25	4.1	$3,878

Exercisable at March 31, 2016	187,050	$13.25	4.1	$3,878

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company recognized compensation expense related to stock options of $37,000 and $76,000 for the three- and six-month periods ended March 31, 2015, respectively. All stock options granted under the Plan were fully vested in May 2015, therefore the Company did not recognize any compensation expense related to stock options for the three- and six-month periods ended March 31, 2016. At March 31, 2016, there was no unrecognized compensation expense related to nonvested stock options.

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

Holders of the Series A Preferred Stock were entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, could have fluctuated on a quarterly basis during the first ten quarters during which the Series A Preferred Stock was outstanding and could have adjusted between 1.0% and 5.0% per annum, in order to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL had not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company would have be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate was to be fixed between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate would then have increased to 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the portion of the nineteenth dividend period that ended February 11, 2016 was 1.0% and the weighted average dividend rate for the six-month period ended March 31, 2016 was 1.0%.

The Series A Preferred Stock was non-voting, except in limited circumstances. In the event that the Company failed to timely make five dividend payments, whether or not consecutive, the holder of the Series A Preferred Stock would have had the right, but not the obligation, to appoint a representative as an observer on the Company’s board of directors.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Series A Preferred Stock could be redeemed at any time at the Company’s option, at a redemption price of one hundred percent (100%) of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

The Series A Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company agreed to register the Series A Preferred Stock under certain circumstances set forth in the Purchase Agreement. The Series A Preferred Stock was not subject to any contractual restrictions on transfer.

The Series A Preferred Stock was redeemed by the Company for the full liquidation amount of $17,120,000 on February 11, 2016.

12.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, with the issuance of ASU No. 2015-14 in August 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year for all entities, making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Companies have the option to apply ASU No. 2014-09 as of the original effective date. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position or results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.  The guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  For public business entities, the guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

During the six-month period ended March 31, 2016, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2015.

Comparison of Financial Condition at March 31, 2016 and September 30, 2015

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.0 million, from $25.0 million at September 30, 2015 to $24.0 million at March 31, 2016.

Loans. Net loans receivable increased $21.4 million, from $457.1 million at September 30, 2015 to $478.5 million at March 31, 2016, due primarily to increases in permanent commercial real estate and commercial business loans of $13.1 million and $7.0 million, respectively, which more than offset a decrease in residential real estate loans of $1.7 million.

Trading Account Securities. Trading account securities increased $87,000, from $9.0 million at September 30, 2015 to $9.1 million at March 31, 2016. Trading account securities are comprised of investment grade municipal bonds and the portfolio is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Securities Available for Sale. Securities available for sale decreased $884,000, from $178.3 million at September 30, 2015 to $177.4 million at March 31, 2016, due primarily to calls and maturities of $5.4 million and principal repayments of $6.7 million, which more than offset purchases of $10.3 million. The decrease in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities, was due primarily to calls and the proceeds received were used to fund loan growth during the six-month period ended March 31, 2016.

Securities Held to Maturity. Investment securities held-to-maturity decreased $1.2 million, from $4.6 million at September 30, 2015 to $3.4 million at March 31, 2016. There were no purchases of securities held to maturity, and partial calls and principal repayments on mortgage-backed securities totaled $1.3 million during the six-month period ended March 31, 2016.

Deposits. Total deposits increased $34.1 million, from $533.3 million at September 30, 2015 to $567.4 million at March 31, 2016, due primarily to increases in time deposits, interest-bearing demand deposit accounts and savings accounts of $12.3 million, $8.6 million and $7.9 million, respectively. The increase in time deposits is due primarily to an increase in brokered certificates of deposits of $17.7 million. Management utilizes brokered certificates of deposit in order to take advantage of historically low interest rates, provide short-term liquidity, replace attrition of retail certificates of deposit and provide funding for loan originations. Brokered certificates of deposit totaled $77.2 million at March 31, 2016 and $59.4 million at September 30, 2015.

Borrowings. Borrowings from the FHLB decreased $4.9 million, from $104.9 million at September 30, 2015 to $100.0 million at March 31, 2016. The decrease was due to the repayment of short-term FHLB borrowings, which are used for liquidity purposes.

Stockholders’ Equity. Stockholders’ equity decreased $13.2 million, from $94.4 million at September 30, 2015 to $81.2 million at March 31, 2016. The decrease in stockholders’ equity is due to the redemption of $17.1 million of preferred stock in February 2016 (as discussed in Note 12 in the accompanying Notes to the Consolidated Financial Statements), which was partially offset by increases in retained earnings and accumulated other comprehensive income. Retained earnings increased $2.3 million due to net income available to common shareholders of $2.8 million, partially offset by common stock cash dividends of $536,000. Accumulated other comprehensive income increased $858,000 as a result of an increase in net unrealized gains on securities available for sale, which is due to changes in the yield curve and long-term rate forecasts. Book value (common stockholders’ equity) per common share was $36.85 at March 31, 2016 as compared to $35.37 at September 30, 2015. Tangible book value (common stockholders’ equity, less goodwill and core deposit intangibles) per common share, a non-GAAP financial measure, was $32.70 at March 31, 2016 as compared to $31.11 at September 30, 2015.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended March 31, 2016 and 2015

Overview. The Company reported net income of $2.9 million and net income available to common shareholders of $2.8 million, or $1.22 per diluted share, for the six-month period ended March 31, 2016 compared to net income of $2.7 million and net income available to common shareholders of $2.6 million, or $1.18 per diluted share, for the six-month period ended March 31, 2015. The annualized return on average assets, average equity and average common stockholders’ equity were 0.77%, 6.27% and 7.26%, respectively, for the six-month period ended March 31, 2016. The annualized return on average assets, average equity and average common stockholders’ equity were 0.75%, 6.09% and 7.53%, respectively, for the six-month period ended March 31, 2015.

Net Interest Income. Net interest income increased $227,000, or 1.9%, for the six-month period ended March 31, 2016 compared to the same period in 2015. Average interest-earnings assets increased $24.6 million and average interest-bearing liabilities increased $6.3 million when comparing the two periods. The tax-equivalent interest rate spread was 3.67% for 2016 compared to 3.75% for 2015.

Total interest income increased $340,000, or 2.4%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $24.6 million, from $656.9 million for 2015 to $681.5 million for 2016, which more than offset the change in interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 4.41% for 2015 to 4.37% for 2016. The average balance of loans and interest-bearing deposits with banks increased $23.8 million and $7.0 million, respectively, which more than offset a decrease in the average balance of total investment securities of $5.9 million when comparing the two periods.

Total interest expense increased $113,000, or 5.9%, due to an increase in the average cost of interest-bearing liabilities from 0.66% for 2015 to 0.70% for 2016 and an increase in the average balance of interest-bearing liabilities of $6.3 million, from $567.4 million for 2015 to $573.7 million for 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the six-month periods ended March 31, 2016 and 2015. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Six Months Ended March 31,
	2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$22,479	$62	0.55%	$15,526	$23	0.30%
Loans	472,072	11,044	4.68	448,299	10,764	4.80
Investment securities	131,832	3,115	4.73	135,345	3,015	4.46
Agency mortgage-backed securities	48,376	507	2.10	50,718	524	2.07
FRB and FHLB stock	6,781	154	4.54	7,024	146	4.16
Total interest-earning assets	681,540	14,882	4.37	656,912	14,472	4.41

Non-interest-earning assets	68,151			66,346
Total assets	$749,691			$723,258

Liabilities and equity:
NOW accounts	$144,873	$151	0.21%	$113,443	$113	0.20%
Money market deposit accounts	57,155	73	0.26	80,426	125	0.31
Savings accounts	77,423	26	0.07	70,692	22	0.06
Time deposits	190,600	929	0.97	200,000	980	0.98
Total interest-bearing deposits	470,051	1,179	0.50	464,561	1,240	0.53

Borrowings (1)	103,616	817	1.58	102,833	643	1.25
Total interest-bearing liabilities	573,667	1,996	0.70	567,394	1,883	0.66

Non-interest-bearing deposits	73,482			57,470
Other non-interest-bearing liabilities	10,802			8,859
Total liabilities	657,951			633,723

Total equity	91,740			89,535
Total liabilities and equity	$749,691			$723,258
Net interest income		$12,886			$12,589
Interest rate spread			3.67%			3.75%

Net interest margin			3.78%			3.83%
Average interest-earning assets to average interest-bearing liabilities			118.80%			115.78%

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the six-month periods ended March 31, 2016 and 2015. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$25	$14	$39
Loans	(250)	530	280
Investment securities	175	(75)	100
Agency mortgage-backed securities	8	(25)	(17)
Other interest-earning assets	13	(5)	8
Total interest-earning assets	(29)	439	410

Interest expense:
Deposits	(77)	16	(61)
Borrowings (1)	169	5	174
Total interest-bearing liabilities	92	21	113
Net increase (decrease) in net interest income	$(121)	$418	$297

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses was $125,000 for the six-month period ended March 31, 2016 compared to $419,000 for the same period in 2015. The decrease in the provision for loans losses for 2016 as compared to the prior period was due primarily to an improvement in asset quality and a decrease in net charge-offs when comparing the two periods.

The Company recognized net recoveries of $2,000 for the six-month period ended March 31, 2016 compared to net charge-offs of $155,000 for the same period in 2015.

The recorded investment in nonperforming loans was $4.2 million at March 31, 2016 compared to $4.4 million at September 30, 2015 and $3.9 million at March 31, 2015. Nonperforming loans at March 31, 2016 include nonaccrual loans of $3.9 million and loans totaling $319,000 that are over 90 days past due but still accruing interest. These loans are still accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure their full recovery.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Gross loans receivable increased $42.0 million from $459.7 million at March 31, 2015 to $501.7 million at March 31, 2016, primarily due to increases in permanent commercial real estate, commercial business, commercial real estate construction and residential real estate construction of $22.2 million, $9.3 million, $6.9 million and $4.3 million, respectively. The increase in commercial real estate loans when comparing the two periods is due primarily to an increase in loans originated to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties located outside of the Company’s primary market area and that are primarily leased to investment grade national-brand retailers. At March 31, 2016, $74.7 million, or 40.1% of the commercial real estate loan portfolio and 14.9% of the total loan portfolio, consisted of these loans as compared to $47.2 million, or 28.8%, of the commercial real estate loan portfolio and 10.3% of the total loan portfolio, at March 31, 2015.

The allowance for loan losses was $6.8 million at March 31, 2016 compared to $6.6 million at September 30, 2015 and $6.5 million at March 31, 2015. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income. Noninterest income increased $517,000 for the six-month period ended March 31, 2016 as compared to the same period in 2015. The increase was due primarily to increases in net gain on trading account securities and net gain on sales of loans of $268,000 and $193,000, respectively. The increase in net gain on sales of loans is due to residential mortgage loans sold in the secondary market and the sale of loans guaranteed by the SBA.

Noninterest Expense. Noninterest expenses increased $874,000 for the six-month period ended March 31, 2016 as compared to the same period in 2015. The increase was due primarily to increases in compensation and benefits, occupancy and equipment, and professional fees expense of $730,000, $117,000 and $96,000, respectively, which more than offset a decrease in other operating expense of $137,000. The increase in compensation and benefits expense is due primarily to increased staffing as a result of the Company’s enhanced focus on its SBA lending activities, and normal salary, wage and benefits increases. The increase in occupancy and equipment is due to the increased equipment, software and lease expense as a result of the Company’s enhanced focus on its SBA lending activities. The decrease in other operating expenses was due primarily to decreases in supervisory assessments for the Bank and provisions for insurance claims for the Company’s captive insurance subsidiary.

Income Tax Expense. The Company recognized income tax expense of $856,000 for the six months ended March 31, 2016, for an effective tax rate of 22.9%, compared to income tax expense of $843,000, for an effective tax rate of 23.6%, for the same period in 2015.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Overview. The Company reported net income and net income available to common shareholders of $1.6 million, or $0.70 per diluted share, for the three-month period ended March 31, 2016 compared to net income and net income available to common shareholders of $1.5 million, or $0.66 per diluted share, for the three-month period ended March 31, 2015. The annualized return on average assets, average equity and average common stockholders’ equity were 0.87%, 7.43% and 8.15%, respectively, for the three-month period ended March 31, 2016. The annualized return on average assets, average equity and average common stockholders’ equity were 0.84%, 6.76% and 8.33%, respectively, for the three-month period ended March 31, 2015.

Net Interest Income. Net interest income increased $147,000, or 2.5%, for the three-month period ended March 31, 2016 compared to the same period in 2015. Average interest-earnings assets increased $28.1 million and average interest-bearing liabilities increased $13.2 million when comparing the two periods. The tax-equivalent interest rate spread was 3.60% for 2016 compared to 3.69% for 2015.

Total interest income increased $223,000, or 3.2%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $28.1 million, from $660.0 million for 2015 to $688.1 million for 2016, which more than offset the change in interest income due to a decrease in the average tax-equivalent yield on interest-earning assets from 4.36% for 2015 to 4.31% for 2016. The average balance of loans and interest-bearing deposits with banks increased $26.1 million and $7.5 million, respectively, which more than offset a decrease in the average balance of total investment securities of $4.9 million when comparing the two periods.

Total interest expense increased $76,000, or 7.6%, due to an increase in the average cost of interest-bearing liabilities from 0.67% for 2015 to 0.71% for 2016 and an increase in the average balance of interest-bearing liabilities of $13.2 million, from $568.9 million for 2015 to $582.1 million for 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended March 31, 2016 and 2015. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$23,671	$45	0.76%	$16,185	$10	0.25%
Loans	478,503	5,559	4.65	452,403	5,372	4.75
Investment securities	129,621	1,477	4.56	134,109	1,479	4.41
Agency mortgage-backed securities	49,411	263	2.13	49,856	254	2.04
FRB and FHLB stock	6,844	78	4.56	7,462	83	4.45
Total interest-earning assets	688,050	7,422	4.31	660,015	7,198	4.36

Non-interest-earning assets	66,927			67,800
Total assets	$754,977			$727,815

Liabilities and equity:
NOW accounts	$146,243	$74	0.20%	$111,328	$52	0.19%
Money market deposit accounts	57,252	36	0.25	80,330	62	0.31
Savings accounts	79,291	13	0.07	71,204	11	0.06
Time deposits	190,293	472	0.99	199,067	473	0.95
Total interest-bearing deposits	473,079	595	0.50	461,929	598	0.52

Borrowings (1)	108,989	433	1.59	106,965	354	1.32
Total interest-bearing liabilities	582,068	1,028	0.71	568,894	952	0.67

Non-interest-bearing deposits	74,052			58,157
Other non-interest-bearing liabilities	10,854			10,357
Total liabilities	666,974			637,408

Total equity	88,003			90,407
Total liabilities and equity	$754,977			$727,815
Net interest income		$6,394			$6,246
Interest rate spread			3.60%			3.69%
Net interest margin			3.72%			3.79%
Average interest-earning assets to average interest-bearing liabilities			118.21%			116.02%

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the three-month periods ended March 31, 2016 and 2015. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$28	$7	$35
Loans	(107)	294	187
Investment securities	(100)	98	(2)
Agency mortgage-backed securities	11	(2)	9
Other interest-earning assets	2	(7)	(5)
Total interest-earning assets	(166)	390	224

Interest expense:
Deposits	(8)	5	(3)
Borrowings (1)	72	7	79
Total interest-bearing liabilities	64	12	76
Net increase (decrease) in net interest income	$(230)	$378	$148

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses was $125,000 for the three-month period ended March 31, 2016, compared to $212,000 for the same period in 2015. The decrease in the provision for loans losses for 2016 as compared to the prior period was due primarily to an improvement in asset quality and a decrease in net charge-offs when comparing the two periods.

The Company recognized net charge-offs of $18,000 for the three-month period ended March 31, 2016 compared to net charge-offs of $148,000 for the same period in 2015.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $184,000 for the three-month period ended March 31, 2016 as compared to the same period in 2015. The increase was due primarily to increases in net gain on trading account securities and net gain on sale of loans of $162,000 and $48,000, respectively. The increase in net gain on sale of loans is due primarily to residential mortgage loans sold in the secondary market.

Noninterest Expense. Noninterest expenses increased $356,000 for the three-month period ended March 31, 2016 as compared to the same period in 2015. The increase was due primarily to increases in compensation and benefits and professional fees of $168,000 and $118,000, respectively. The increase in compensation and benefits expense is due primarily to increased staffing as a result of the Company’s enhanced focus on its SBA lending activities, and normal salary, wage and benefits increases. The increase in professional fees is due primarily to increased incentive fees for the managed trading account securities portfolio.

Income Tax Expense. The Company recognized income tax expense of $389,000 for the three months ended March 31, 2016, for an effective tax rate of 19.2%, compared to income tax expense of $435,000, for an effective tax rate of 22.2%, for the same period in 2015. The decrease in the effective tax rate is due primarily to an increase in tax exempt income for 2016 as compared to the same period in 2015.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2016, the Bank had cash and cash equivalents of $24.0 million, trading account securities with a fair value of $9.1 million and securities available-for-sale with a fair value of $177.4 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. During the six months ended March 31, 2016 the Bank declared and paid dividends to the Company totaling $3.0 million. At March 31, 2016, the Company (unconsolidated basis) had liquid assets of $594,000.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2016, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 8.50%, 11.16%, 11.16% and 12.36%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At March 31, 2016, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six-months ended March 31, 2016, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

	At March 31, 2016		At September, 2015
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$3,124	6.34%	$1,541	3.16%
200bp	2,191	4.45	1,048	2.15
100bp	1,210	2.46	453	0.93
Static	-	-	-	-
(100)bp	(1,748)	(3.55)	(1,568)	(3.22)

At March 31, 2016, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $1.2 million or 2.46% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 4.45% and 6.34%, respectively. Conversely, an immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $1.7 million, or 3.55%, over a one year horizon compared to a flat interest rate scenario.

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

	At March 31, 2016
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$124,288	$211	0.17%	17.94%	181	bp
200bp	129,218	5,141	4.14	17.92	179	bp
100bp	129,592	5,515	4.44	17.35	122	bp
Static	124,077	-	-	16.13	-	bp
(100)bp	109,145	(14,932)	(12.03)	14.03	(210	)bp

	At September 30, 2015
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$115,083	$(3,895)	(3.27)%	17.12%	117	bp
200bp	121,443	2,465	2.07	17.35	140	bp
100bp	124,613	5,635	4.74	17.16	121	bp
Static	118,978	-	-	15.95	-	bp
(100)bp	107,037	(11,941)	(10.04)	14.44	(151	)bp

The previous table indicates that at March 31, 2016, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. The Company has a relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at March 31, 2016 comprised approximately 41.9% of the loan portfolio. The percentage of fixed rate loans in the Company’s loan portfolio was 44.4% of September 30, 2015.

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

During the quarter ended March 31, 2016, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended March 31, 2016:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2016 through January 31, 2016	-	$-	-	73,657
February 1, 2016 through February 29, 2016	-	$-	-	73,657
March 1, 2016 through March 31, 2016	-	$-	-	73,657
Total	-	$-	-	73,657

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

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated May 16, 2016	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated May 16, 2016	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-63-