Form 10-Q
period 2016-06-30
First Savings Financial Group Inc
filed 2016-08-15
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2016 was 2,204,787.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2016	2015

ASSETS
Cash and due from banks	$9,602	$9,884
Interest-bearing deposits with banks	15,474	15,110
Total cash and cash equivalents	25,076	24,994

Interest-bearing time deposits	3,100	3,100
Trading account securities, at fair value	8,802	9,044
Securities available for sale, at fair value	175,849	178,328
Securities held to maturity	3,406	4,620

Loans held for sale ($5,835 at fair value at September 30, 2015)	5,922	6,803
Loans, net	494,079	457,112

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	6,936	6,720
Real estate development and construction	6,966	7,079
Premises and equipment	13,364	13,838
Other real estate owned, held for sale	604	618
Accrued interest receivable:
Loans	1,468	1,259
Securities	1,587	1,396
Cash surrender value of life insurance	18,105	17,766
Goodwill	7,936	7,936
Core deposit intangibles	1,123	1,381
Other assets	4,835	7,952

Total Assets	$779,158	$749,946

LIABILITIES
Deposits:
Noninterest-bearing	$78,468	$71,184
Interest-bearing	495,634	462,113
Total deposits	574,102	533,297

Repurchase agreements	1,344	1,342
Borrowings from Federal Home Loan Bank	105,265	104,867
Other long-term debt	4,491	4,632
Accrued interest payable	187	186
Advance payments by borrowers for taxes and insurance	741	883
Accrued expenses and other liabilities	8,854	10,382
Total Liabilities	694,984	655,589

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued and outstanding 17,120 shares at September 30, 2015; aggregate liquidation preference of $17,120 at September 30, 2015	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares; outstanding 2,204,787 shares (2,183,510 shares at September 30, 2015)	25	25
Additional paid-in capital - preferred	-	17,120
Additional paid-in capital – common	27,182	26,796
Retained earnings - substantially restricted	56,980	52,760
Accumulated other comprehensive income	6,057	4,210
Unearned ESOP shares	-	(197)
Less treasury stock, at cost - 337,255 shares (358,532 shares at September 30, 2015)	(6,070)	(6,357)
Total Stockholders' Equity	84,174	94,357

Total Liabilities and Stockholders' Equity	$779,158	$749,946

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2016	2015	2016	2015

INTEREST INCOME
Loans, including fees	$5,794	$5,284	$16,805	$16,004
Securities:
Taxable	916	996	2,843	3,080
Tax-exempt	613	546	1,732	1,506
Dividend income	77	77	231	223
Interest-bearing deposits with banks	22	12	84	35
Total interest income	7,422	6,915	21,695	20,848

INTEREST EXPENSE
Deposits	690	594	1,869	1,834
Repurchase agreements	-	1	2	3
Borrowings from Federal Home Loan Bank	384	297	1,119	845
Loans payable	41	41	121	134
Total interest expense	1,115	933	3,111	2,816

Net interest income	6,307	5,982	18,584	18,032
Provision for loan losses	303	208	428	627

Net interest income after provision for loan losses	6,004	5,774	18,156	17,405

NONINTEREST INCOME
Service charges on deposit accounts	289	317	893	993
Net gain on trading account securities	285	45	713	205
Unrealized loss on derivative contract	-	-	-	(1)
Net gain on sales of loans	499	86	826	220
Increase in cash surrender value of life insurance	111	119	338	364
Gain on life insurance	-	831	-	831
Commission income	69	92	282	260
Real estate lease income	170	164	496	465
Loss on tax credit investment	(4,309)	-	(4,309)	-
Other income	310	283	891	789
Total noninterest income	(2,576)	1,937	130	4,126

NONINTEREST EXPENSE
Compensation and benefits	3,215	2,989	9,583	8,627
Occupancy and equipment	670	675	2,043	1,931
Data processing	442	309	1,209	1,038
Advertising	131	159	366	412
Professional fees	279	282	890	797
FDIC insurance premiums	116	117	359	341
Net (gain) loss on other real estate owned	9	(38)	59	(17)
Other operating expenses	728	704	2,205	2,318
Total noninterest expense	5,590	5,197	16,714	15,447
Income (loss) before income taxes	(2,162)	2,514	1,572	6,084
Income tax expense (benefit)	(4,389)	318	(3,533)	1,161
Net Income	$2,227	$2,196	$5,105	$4,923

Preferred stock dividends declared	-	43	62	129
Net Income Available to Common Shareholders	$2,227	$2,153	$5,043	$4,794

Net income per common share:
Basic	$1.01	$1.00	$2.30	$2.25
Diluted	$0.97	$0.95	$2.19	$2.14

Weighted average common shares outstanding:
Basic	2,204,787	2,149,931	2,197,101	2,133,557
Diluted	2,306,029	2,259,170	2,300,834	2,240,922

Dividends per common share	$0.13	$0.12	$0.38	$0.35

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015

Net Income	$2,227	$2,196	$5,105	$4,923

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	1,511	(2,767)	2,803	(599)
Income tax (expense) benefit	(522)	976	(956)	206
Net of tax amount	989	(1,791)	1,847	(393)

Other Comprehensive Income (Loss)	989	(1,791)	1,847	(393)

Comprehensive Income	$3,216	$405	$6,952	$4,530

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Nine Months Ended June 30, 2015:
Balances at October 1, 2014	$-	$25	$43,199	$47,175	$3,853	$(699)	$(6,473)	$87,080

Net income	-	-	-	4,923	-	-	-	4,923

Other comprehensive loss	-	-	-	-	(393)	-	-	(393)

Preferred stock dividends	-	-	-	(129)	-	-	-	(129)

Common stock dividends ($0.35 per share)	-	-	-	(734)	-	-	-	(734)

Stock compensation expense	-	-	243	-	-	162	-	405

Shares released by ESOP trust	-	-	477	-	-	298	-	775

Stock options exercises - 20,972 shares	-	-	(89)	-	-	-	367	278

Purchase of 9,274 treasury shares	-	-	-	-	-	-	(251)	(251)

Balances at June 30, 2015	$-	$25	$43,830	$51,235	$3,460	$(239)	$(6,357)	$91,954

Nine Months Ended June 30, 2016:
Balances at October 1, 2015	$-	$25	$43,916	$52,760	$4,210	$(197)	$(6,357)	$94,357

Net income	-	-	-	5,105	-	-	-	5,105

Other comprehensive income	-	-	-	-	1,847	-	-	1,847

Preferred stock dividends	-	-	-	(62)	-	-	-	(62)

Common stock dividends ($0.38 per share)	-	-	-	(823)	-	-	-	(823)

Shares released by ESOP trust	-	-	504	-	-	197	-	701

Stock options exercises - 26,210 shares	-	-	(118)	-	-	-	466	348

Redemption of preferred stock - 17,120 shares	-	-	(17,120)		-	-	-	(17,120)

Purchase of 4,933 treasury shares	-	-	-	-	-	-	(179)	(179)

Balances at June 30, 2016	$-	$25	$27,182	$56,980	$6,057	$-	$(6,070)	$84,174

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,105	$4,923
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	428	627
Depreciation and amortization	1,103	1,081
Amortization of premiums and accretion of discounts on securities, net	450	557
(Increase) decrease in trading account securities	242	(3,451)
Loans originated for sale	(22,054)	(7,178)
Proceeds on sales of loans	22,711	7,373
Net gain on sales of loans	(826)	(220)
Net realized and unrealized gain on other real estate owned	(10)	(29)
Unrealized loss on derivative contract	-	1
Gain on life insurance	-	(831)
Increase in cash surrender value of life insurance	(338)	(364)
Loss on tax credit investment	4,309	-
Deferred income taxes	(2,876)	(284)
ESOP and stock compensation expense	628	980
Increase in accrued interest receivable	(400)	(313)
Increase in accrued interest payable	1	4
Change in other assets and liabilities, net	(967)	164
Net Cash Provided By Operating Activities	7,506	3,040

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	-	(735)
Purchase of securities available for sale	(10,933)	(19,096)
Proceeds from maturities of securities available for sale	5,395	8,417
Proceeds from maturities of securities held to maturity	1,148	367
Principal collected on securities	10,410	14,243
Net increase in loans	(36,486)	(14,647)
Purchase of Federal Reserve Bank stock	-	(945)
Purchase of Federal Home Loan Bank stock	(216)	(461)
Proceeds from redemption of Federal Home Loan Bank stock	-	1,276
Investment in historic tax credit entity	-	(417)
Proceeds from sale of other real estate owned	430	677
Investment in real estate development and construction	(35)	(73)
Purchase of premises and equipment	(223)	(350)
Net Cash Used In Investing Activities	(30,510)	(11,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	40,805	(4,239)
Net increase in repurchase agreements	2	3
Decrease in Federal Home Loan Bank line of credit	(9,602)	(4,922)
Proceeds from Federal Home Loan Bank advances	35,000	240,000
Repayment of Federal Home Loan Bank advances	(25,000)	(220,000)
Repayment of other long-term debt	(141)	(134)
Net decrease in advance payments by borrowers for taxes and insurance	(142)	(107)
Redemption of preferred stock	(17,120)	-
Proceeds from exercise of stock options	169	278
Purchase of treasury stock	-	(251)
Dividends paid on preferred stock	(62)	(129)
Dividends paid on common stock	(823)	(734)
Net Cash Provided By Financing Activities	23,086	9,765

Net Increase in Cash and Cash Equivalents	82	1,061

Cash and cash equivalents at beginning of period	24,994	20,330

Cash and Cash Equivalents at End of Period	$25,076	$21,391

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2016, the results of operations for the three- and nine-month periods ended June 30, 2016 and 2015, and the cash flows for the nine-month periods ended June 30, 2016 and 2015. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At June 30, 2016 and September 30, 2015, trading account securities recorded at fair value totaled $8.8 million and $9.0 million, respectively, and were comprised of investment grade municipal bonds. During the nine-month period ended June 30, 2016, the Company reported net gains on trading account securities of $713,000, including net realized gains on the sale of securities of $664,000 and net unrealized gains on securities still held as of the balance sheet date of $49,000. During the three-month period ended June 30, 2016, the Company reported net gains on trading account securities of $285,000, including net realized gains on the sale of securities of $239,000 and net unrealized gains on securities still held as of the balance sheet date of $46,000. During the nine-month period ended June 30, 2015, the Company reported net gains on trading account securities of $205,000, including net realized gains on the sale of securities of $194,000 and net unrealized gains on securities still held as of the balance sheet date of $11,000. During the three-month period ended June 30, 2015, the Company reported net gains on trading account securities of $45,000, including net realized gains on the sale of securities of $34,000 and net unrealized gains on securities still held as of the balance sheet date of $11,000.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2016:
Securities available for sale:

Agency bonds and notes	$1,034	$10	$-	$1,044
Agency mortgage-backed	48,487	965	9	49,443
Agency CMO	16,614	102	68	16,648
Privately-issued CMO	2,693	329	-	3,022
Privately-issued ABS	4,080	938	4	5,014
SBA certificates	1,266	7	-	1,273
Municipal obligations	92,281	7,124	-	99,405

Total securities available for sale	$166,455	$9,475	$81	$175,849

Securities held to maturity:

Agency mortgage-backed	$268	$24	$-	$292
Municipal obligations	3,138	500	-	3,638

Total securities held to maturity	$3,406	$524	$-	$3,930

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2015:
Securities available for sale:

Agency bonds and notes	$5,564	$18	$-	$5,582
Agency mortgage-backed	47,418	901	41	48,278
Agency CMO	18,943	118	47	19,014
Privately-issued CMO	3,005	465	-	3,470
Privately-issued ABS	4,820	1,289	-	6,109
SBA certificates	1,472	8	-	1,480
Municipal bonds	90,380	4,185	170	94,395

Total securities available for sale	$171,602	$6,984	$258	$178,328

Securities held to maturity:

Agency mortgage-backed	$345	$31	$-	$376
Municipal bonds	4,275	540	-	4,815

Total securities held to maturity	$4,620	$571	$-	$5,191

The amortized cost and fair value of investment securities as of June 30, 2016 by contractual maturity are shown below. Expected maturities of mortgage-backed securities, CMO and ABS may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due within one year	$2,714	$2,729	$372	$405
Due after one year through five years	7,104	7,568	951	1,103
Due after five years through ten years	20,529	22,526	1,193	1,402
Due after ten years	62,968	67,626	622	728
	93,315	100,449	3,138	3,638

CMO	19,307	19,670	-	-
ABS	4,080	5,014	-	-
SBA certificates	1,266	1,273	-	-
Mortgage-backed securities	48,487	49,443	268	292

	$166,455	$175,849	$3,406	$3,930

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at June 30, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency CMO	1	1,354	5
Privately-issued ABS	2	73	4

Total less than twelve months	3	1,427	9

Continuous loss position more than twelve months:
Agency mortgage-backed	2	1,721	9
Agency CMO	2	5,132	63

Total more than twelve months	4	6,853	72

Total securities available for sale	7	$8,280	$81

At June 30, 2016, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at June 30, 2016, which consisted of U.S. government agency mortgage-backed securities and CMOs, privately-issued ABS and municipal bonds, had depreciated approximately 0.88% from their amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 1.60% and a weighted-average coupon rate of 3.00% at June 30, 2016. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At June 30, 2016, the Company held seventeen privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $2.2 million and fair value of $3.0 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various nationally recognized statistical rating organizations (“NRSRO”).

At June 30, 2016, two privately-issued ABS were in loss positions and had depreciated approximately 5.15% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $73,000 and a total unrealized loss of $4,000 at June 30, 2016, and were rated below investment grade by NRSROs. Based on the independent third party analysis of the expected cash flows, management has determined that the decline in value for these securities are temporary and, as a result, no other-than-temporary impairment was recognized on the privately-issued CMO and ABS portfolios at June 30, 2016. While the Company did not recognize a credit-related impairment loss at June 30, 2016, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

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

During the three- and nine-month periods ended June 30, 2016 and June 30, 2015, the Company did not realize any gross gains or losses on sales of available for sale securities.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at June 30, 2016 and September 30, 2015, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at June 30, 2016 and September 30, 2015 consisted of the following:

	June 30,	September 30,
	2016	2015
	(In thousands)
Real estate mortgage:
1-4 family residential	$180,076	$181,873
Commercial	198,577	172,995
Multifamily residential	18,804	21,647
Residential construction	23,616	19,723
Commercial construction	41,814	15,548
Land and land development	11,545	11,061
Commercial business loans	37,692	32,574
Consumer:
Home equity loans	20,348	19,423
Auto loans	4,853	5,452
Other consumer loans	2,173	2,159
Gross loans	539,498	482,455
Undisbursed portion of construction loans	(38,248)	(18,599)
Principal loan balance	501,250	463,856

Deferred loan origination fees and costs, net	(202)	(120)
Allowance for loan losses	(6,969)	(6,624)

Loans, net	$494,079	$457,112

During the nine-month period ended June 30, 2016, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

At June 30, 2016 and September 30, 2015, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $934,000 and $806,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of June 30, 2016:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$180,076	$198,577	$18,804	$27,182	$11,545	$37,692	$27,374	$501,250

Accrued interest receivable	536	559	40	73	33	168	59	1,468

Net deferred loan origination fees and costs	197	(270)	(17)	(124)	6	17	(11)	(202)

Recorded investment in loans	$180,809	$198,866	$18,827	$27,131	$11,584	$37,877	$27,422	$502,516

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,067	$6,417	$-	$-	$-	$232	$286	$11,002

Collectively evaluated for impairment	176,374	192,449	18,827	27,131	11,584	37,645	27,108	491,118

Acquired with deteriorated credit quality	368	-	-	-	-	-	28	396

Ending balance	$180,809	$198,866	$18,827	$27,131	$11,584	$37,877	$27,422	$502,516

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of June 30, 2016 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$3	$-	$-	$-	$-	$-	$4	$7

Collectively evaluated for impairment	315	5,121	111	743	313	258	101	6,962

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$318	$5,121	$111	$743	$313	$258	$105	$6,969

An analysis of the allowance for loan losses as of September 30, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$9	$-	$-	$-	$-	$-	$5	$14

Collectively evaluated for impairment	435	4,327	156	551	369	678	94	6,610

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$444	$4,327	$156	$551	$369	$678	$99	$6,624

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2016 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$286	$4,595	$157	$651	$345	$625	$92	$6,751
Provisions	113	526	(46)	92	(32)	(358)	8	303
Charge-offs	(114)	-	-	-	-	(10)	(20)	(144)
Recoveries	33	-	-	-	-	1	25	59

Ending balance	$318	$5,121	$111	$743	$313	$258	$105	$6,969

An analysis of the changes in the allowance for loan losses for the nine months ended June 30, 2016 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$444	$4,327	$156	$551	$369	$678	$99	$6,624
Provisions	(69)	794	(45)	192	(56)	(411)	23	428
Charge-offs	(170)	-	-	-	-	(10)	(77)	(257)
Recoveries	113	-	-	-	-	1	60	174

Ending balance	$318	$5,121	$111	$743	$313	$258	$105	$6,969

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of June 30, 2016 and for the three and nine months ended June 30, 2016 and 2015.

	At June 30, 2016			Three Months Ended June 30,				Nine Months Ended June 30,
	Recorded Investment	Unpaid Principal Balance	Related Allowance	2016 Average Recorded Investment	2016 Interest Income Recognized	2015 Average Recorded Investment	2015 Interest Income Recognized	2016 Average Recorded Investment	2016 Interest Income Recognized	2015 Average Recorded Investment	2015 Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,221	$4,625	$-	$4,929	$36	$5,643	$36	$5,252	$109	$5,663	$109
Commercial real estate	6,417	6,486	-	6,508	48	6,047	55	6,646	148	5,842	168
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	232	223	-	248	2	305	-	299	4	242	1
Consumer	188	192	-	197	1	233	1	202	4	243	4
	$11,058	$11,526	$-	$11,882	$87	$12,048	$92	$12,399	$265	$11,990	$282

Loans with an allowance recorded:
Residential real estate	$80	$78	$3	$72	$-	$73	$-	$30	$-	$129	$-
Commercial real estate	-	-	-	-	-	22	-	-	-	9	-
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	12	-	-	-	5	-
Consumer	98	98	4	83	-	93	-	78	-	91	-
	$178	$176	$7	$155	$-	$200	$-	$108	$-	$234	$-

Total:
Residential real estate	$4,301	$4,703	$3	$5,001	$36	$5,536	$36	$5,282	$109	$5,792	$109
Commercial real estate	6,417	6,486	-	6,508	48	6,069	55	6,646	148	5,851	168
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	232	223	-	248	2	317	-	299	4	247	1
Consumer	286	290	4	280	1	326	1	280	4	334	4
	$11,236	$11,702	$7	$12,037	$87	$12,248	$92	$12,507	$265	$12,224	$282

The Company recognized $5,000 of interest income on an impaired commercial real estate loan using the cash receipts method during the nine-month period ended June 30, 2015. The Company did not recognize any interest income using the cash receipts method during the three-month period ended June 30, 2015 or the three- and nine-month periods ended June 30, 2016.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2016:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,686	$-	$1,686
Commercial real estate	1,671	-	1,671
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	135	-	135
Consumer	173	-	173

Total	$3,665	$-	$3,665

The following table presents the recorded investment in nonperforming loans at September 30, 2015:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,923	$155	$2,078
Commercial real estate	1,855	-	1,855
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	210	94	304
Consumer	165	3	168

Total	$4,153	$252	$4,405

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at June 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,145	$736	$1,131	$4,012	$176,797	$180,809
Commercial real estate	-	49	94	143	198,723	198,866
Multifamily	-	-	-	-	18,827	18,827
Construction	-	-	-	-	27,131	27,131
Land and land development	371	-	-	371	11,213	11,584
Commercial business	6	-	37	43	37,834	37,877
Consumer	88	7	26	121	27,301	27,422

Total	$2,610	$792	$1,288	$4,690	$497,826	$502,516

The following table presents the aging of the recorded investment in past due loans at September 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$3,635	$1,419	$1,530	$6,584	$176,124	$182,708
Commercial real estate	1,098	113	139	1,350	171,805	173,155
Multifamily	504	-	-	504	21,169	21,673
Construction	-	-	-	-	16,632	16,632
Land and land development	253	-	-	253	10,846	11,099
Commercial business	15	-	303	318	32,323	32,641
Consumer	81	14	32	127	26,960	27,087

Total	$5,586	$1,546	$2,004	$9,136	$455,859	$464,995

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of June 30, 2016, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$175,181	$192,184	$18,827	$27,027	$11,343	$37,742	$27,194	$489,498
Special Mention	446	-	-	104	-	-	3	553
Substandard	5,052	6,682	-	-	241	135	221	12,331
Doubtful	130	-	-	-	-	-	4	134
Loss	-	-	-	-	-	-	-	-

Total	$180,809	$198,866	$18,827	$27,131	$11,584	$37,877	$27,422	$502,516

As of September 30, 2015, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$175,662	$160,224	$21,673	$16,632	$11,079	$32,335	$26,793	$444,398
Special Mention	799	5,342	-	-	-	96	13	6,250
Substandard	5,871	7,589	-	-	20	173	274	13,927
Doubtful	376	-	-	-	-	37	7	420
Loss	-	-	-	-	-	-	-	-

Total	$182,708	$173,155	$21,673	$16,632	$11,099	$32,641	$27,087	$464,995

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

The following table summarizes the Company’s recorded investment in TDRs at June 30, 2016 and September 30, 2015. There was no specific reserve included in the allowance for loan losses related to TDRs at June 30, 2016 and September 30, 2015.

	Accruing	Nonaccrual	Total
	(In thousands)
June 30, 2016:
Residential real estate	$2,615	$-	$2,615
Commercial real estate	4,746	1,576	6,322
Commercial business	97	124	221
Consumer	113	-	113

Total	$7,571	$1,700	$9,271

September 30, 2015:
Residential real estate	$2,767	$110	$2,877
Commercial real estate	5,186	1,523	6,709
Commercial business	12	-	12
Consumer	125	-	125

Total	$8,090	$1,633	$9,723

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three- and nine-month periods ended June 30, 2016 and 2015:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(Dollars in thousands)

June 30, 2016:
Three Months Ended June 30, 2016:
Commercial real estate	1	$94	$131
Commercial business	1	97	97

Total	2	$191	$228

Nine Months Ended June 30, 2016:
Residential real estate	5	$181	$247
Commercial real estate	1	94	131
Commercial business	3	186	216

Total	9	$461	$594

June 30, 2015:
Three Months Ended June 30, 2015:
Consumer	1	$3	$3

Total	1	$3	$3

June 30, 2015:
Nine Months Ended June 30, 2015:
Residential real estate	2	$165	$172
Consumer	1	3	3

Total	3	$168	$175

For the TDRs listed above, the terms of modification included deferral of contractual principal and interest payments, reduction of the stated interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

The Company had not committed to lend any additional amounts as of June 30, 2016 to customers with outstanding loans classified as TDRs. At September 30, 2015, the Company had a commitment to lend $2,000 in additional funds to a customer with an outstanding loan classified as a TDR.

Principal in the amount of $51,000 was charged-off during the nine-month period ended June 30, 2016 as a result of a TDR that was restructured in 2013. There were no principal charge-offs recorded as a result of TDRs during the nine-month period ended June 30, 2015. There was no specific allowance for loan losses related to TDRs modified during the nine-month periods ended June 30, 2016 and 2015. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the nine-month periods ended June 30, 2016 and 2015, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

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

The aggregate fair value of loan servicing rights at June 30, 2016 approximated its carrying value. A valuation model employed by an independent third party calculates the present value of future cash flows and is used to estimate fair value at the date of sale and on a quarterly basis for impairment analysis purposes. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the loan servicing rights include the discount rate and prepayment speed assumptions. For purposes of impairment, risk characteristics such as interest rate, loan type, term and investor type are used to stratify the loan servicing rights. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. Changes in the valuation allowance are reported in net gain on sales of loans in the consolidated statements of income.

The unpaid principal balance of commercial SBA 7(a) loans serviced for others was $10.7 million at June 30, 2016. There were no commercial SBA 7(a) loans serviced for others at September 30, 2015 or June 30, 2015. Contractually specified servicing fees, late fees and ancillary fees earned on commercial SBA 7(a) loans of $35,000 and $62,000 for the three- and nine-month periods ended June 30, 2016, respectively, are included in interest income on loans in the consolidated statements of income.  This income is offset by direct servicing expenses related to commercial SBA 7(a) loans of $34,000 and $69,000 for the three- and nine-month periods ended June 30, 2016, respectively.

An analysis of loan servicing rights for the nine-month period ended June 30, 2016 is as follows:

(In thousands)

Balance, beginning of period	$-
Servicing rights resulting from transfers of loans	282
Amortization	-
Change in valuation allowance	-

Balance, end of period	$282

Residential mortgage loans originated for sale in the secondary market continue to be sold with servicing released.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Real Estate Development and Construction

The Company developed a parcel of land in New Albany, Indiana for retail purposes through the Bank’s subsidiary, FFCC. The total cost of the development was $7.7 million. The development costs were partially funded by a loan from another financial institution. The development is substantially completed, with only certain tenant improvements in a multi-tenant retail building to be completed for current and future lessees, and eleven tenants have commenced occupancy as of June 30, 2016. The development plans provide for up to thirteen tenants when fully occupied.

Depreciation expense of $49,000 and $148,000 was recognized for real estate development and construction for the three- and nine-month periods ended June 30, 2016, respectively. Depreciation expense of $48,000 and $146,000 was recognized for real estate development and construction for the three- and nine-month periods ended June 30, 2015, respectively.

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

On August 15, 2016, the Bank and FFCC executed a purchase and sale agreement for the sale of the development to an unaffiliated third party, with an expected close prior to September 30, 2016. Prior to the close, the Bank will execute a lease agreement with the buyer for the portion of the development in which it currently operates a retail branch.

5.	Investment in Historic Tax Credit Entity

On October 15, 2014, the Company entered into an agreement to participate in the rehabilitation of a certified historic structure located in Louisville, Kentucky with a regional commercial developer. As part of the agreement, the Bank committed to invest $4.2 million into a limited liability company organized in the state of Kentucky by the commercial developer, for which it received a 99% equity interest in the entity and will receive an allocation of 99% of the operating profit and losses and any historic tax credits generated by the entity. The tax credits originally expected to be allocated to the Bank included federal rehabilitation investment credits totaling $4.6 million available under Internal Revenue Code Section 47. The Bank invested $417,000 on October 15, 2014 and an additional $417,000 on September 11, 2015 upon 50% completion of the project, and has committed to invest the remaining funds when the project is fully completed and all certificates of occupancy are received. At June 30, 2016, the Bank’s unfunded capital contribution commitment of $3.5 million was included in other liabilities in the accompanying consolidated balance sheet.

During the quarter ended June 30, 2016, the estimate of the historic tax credits to be generated by the entity increased to $4.8 million and the Company’s investment in the entity increased to $4.3 million, or 90% of the anticipated credits to be received by the Company.

The Bank’s investment in the historic tax credit entity is accounted for under the equity method of accounting. Certificates of occupancy for substantially all of the project were received in June 2016, which resulted in the recognition of $4.8 million in historic tax credits during the three- and nine-month periods ended June 30, 2016. As a result of the recognition of the historic tax credits, the Company also recognized a $4.3 million loss during the three- and nine-month periods ended June 30, 2016 on its investment in the historic tax credit entity in order to reduce the amount of the investment to its estimated current fair value as of June 30, 2016. The net impact of the recognition of the historic tax credits and the impairment loss, including the tax impact and other accrual adjustments, was a $395,000 increase in net income for the three- and nine-months period ended June 30, 2016.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share information is presented below for the three- and nine-month periods ended June 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)

Basic:
Earnings:
Net income	$2,227	$2,196	$5,105	$4,923
Less: Preferred stock dividends declared	-	(43)	(62)	(129)

Net income available to common shareholders	$2,227	$2,153	$5,043	$4,794

Shares:
Weighted average common shares outstanding	2,204,787	2,149,931	2,197,101	2,133,557

Net income per common share, basic	$1.01	$1.00	$2.30	$2.25

Diluted:
Earnings:
Net income	$2,227	$2,196	$5,105	$4,923
Less: Preferred stock dividends declared	-	(43)	(62)	(129)

Net income available to common shareholders	$2,227	$2,153	$5,043	$4,794

Shares:
Weighted average common shares outstanding	2,204,787	2,149,931	2,197,101	2,133,557
Add: Dilutive effect of outstanding options	101,242	103,545	103,733	99,515
Add: Dilutive effect of restricted stock	-	5,694	-	7,850
Weighted average common shares outstanding as adjusted	2,306,029	2,259,170	2,300,834	2,240,922

Net income per common share, diluted	$0.97	$0.95	$2.19	$2.14

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2016	2015
	(In thousands)
Cash payments for:
Interest	$3,158	$2,913
Taxes	793	894

Transfers from loans held for sale to loans	1,319	-

Transfers from loans to foreclosed real estate	566	543

Proceeds from sales of foreclosed real estate financed through loans	134	290

Noncash exercise of stock options	179	-

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2016 and September 30, 2015. The Company had no liabilities measured at fair value as of June 30, 2016 or September 30, 2015.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2016:
Assets Measured - Recurring Basis:
Trading account securities	$-	$8,802	$-	$8,802

Securities available for sale:
Agency bonds and notes	$-	$1,044	$-	$1,044
Agency mortgage-backed	-	49,443	-	49,443
Agency CMO	-	16,648	-	16,648
Privately-issued CMO	-	3,022	-	3,022
Privately-issued ABS	-	5,014	-	5,014
SBA certificates	-	1,273		1,273
Municipal	-	99,405	-	99,405
Total securities available for sale	$-	$175,849	$-	$175,849

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,298	$4,298
Commercial real estate	-	-	6,417	6,417
Commercial business	-	-	232	232
Consumer	-	-	282	282
Total impaired loans	$-	$-	$11,229	$11,229

Loans held for sale	$-	$5,922	$-	$5,922

Loan servicing rights	$-	$-	$282	$282

Other real estate owned, held for sale:
Residential real estate	$-	$-	$400	$400
Commercial real estate	-	-	204	204
Total other real estate owned	$-	$-	$604	$604

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2015:
Assets Measured - Recurring Basis:
Trading account securities	$-	$9,044	$-	$9,044

Securities available for sale:
Agency bonds and notes	$-	$5,582	$-	$5,582
Agency mortgage-backed	-	48,278	-	48,278
Agency CMO	-	19,014	-	19,014
Privately-issued CMO	-	3,470	-	3,470
Privately-issued ABS	-	6,109	-	6,109
SBA certificates	-	1,480		1,480
Municipal	-	94,395	-	94,395
Total securities available for sale	$-	$178,328	$-	$178,328

Commercial SBA 7(a) loans held for sale	$-	$5,835	$-	$5,835

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,681	$4,681
Commercial real estate	-	-	7,041	7,041
Commercial business	-	-	222	222
Consumer	-	-	285	285
Total impaired loans	$-	$-	$12,229	$12,229

Residential mortgage loans held for sale	$-	$965	$-	$965

Other real estate owned, held for sale:
Residential real estate	$-	$-	$434	$434
Commercial real estate	-	-	181	181
Land and land development	-	-	3	3
Total other real estate owned	$-	$-	$618	$618

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine-month period ended June 30, 2016.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2016 and September 30, 2015, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the three-month period ended June 30, 2016, the Company recognized provisions for loan losses of $3,000 for impaired loans. No provision for loan losses was recognized for the three-month period ended June 30, 2015 for impaired loans. During the nine-month periods ended June 30, 2016 and 2015, the Company recognized provisions for loan losses of $3,000 and $49,000, respectively, for impaired loans.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Held for Sale. Loans held for sale is comprised of residential mortgage loans and commercial SBA 7(a) loans. Residential mortgage loans held for sale are carried at the lower of cost or market value. At June 30, 2016, commercial SBA 7(a) loans held for sale were carried at the lower of cost or market value. As discussed further below, commercial SBA 7(a) loans held for sale at September 30, 2015 were reported at fair value in accordance with FASB ASC 825-10. The fair value of loans held for sale is based on specific prices of the underlying contracts for sale to investors, and is classified as Level 2 in the fair value hierarchy.

Loan Servicing Rights. Loan servicing rights represent the value associated with servicing commercial SBA 7(a) loans that have been sold. The fair value of loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. Impairment of the loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At June 30, 2016, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 0.0% to 34.2% with a weighted average of 22.1%. At September 30, 2015, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 56.5% with a weighted average of 23.6%. The Company recognized charges of $21,000 and $100,000 to write-down other real estate owned to fair value for the three- and nine-month periods ended June 30, 2016, respectively. The Company did not recognize any charges to write down other real estate owned to fair value for the three-month period ended June 30, 2015. The Company recognized charges of $33,000 to write down other real estate owned to fair value for the nine-month period ended June 30, 2015.

Transfers Between Categories. There were no transfers into or out of Level 3 financial assets for the nine-month periods ended June 30, 2016 and 2015. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine-month periods ended June 30, 2016 and 2015.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company elected the fair value option for commercial SBA 7(a) loans held for sale at September 30, 2015. These loans were intended for sale and the Company believed that the fair value was the best indicator of the resolution of these loans. Interest income was recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status as of September 30, 2015. At September 30, 2015, the difference between the aggregate fair value ($5.8 million) and the aggregate unpaid principal balance ($5.3 million) of commercial SBA 7(a) loans held for sale was $558,000. Each of the commercial SBA 7(a) loans held for sale at September 30, 2015 was sold during the three-month period ended December 31, 2015. Subsequent to September 30, 2015, the Company did not elect the fair value option on commercial SBA 7(a) loans held for sale and, as such, all loans held for sale were carried at the lower of cost or market value at June 30, 2016.

GAAP requires disclosure of fair value information about financial instruments for interim reporting periods, whether or not recognized in the consolidated balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company's financial instruments are as follows.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
June 30, 2016:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$9,602	$9,602	$-	$-
Interest-bearing deposits with banks	15,474	15,474	-	-
Interest-bearing time deposits	3,100	-	3,114	-
Trading account securities	8,802	-	8,802	-
Securities available for sale	175,849	-	175,849	-
Securities held to maturity	3,406	-	3,930	-

Loans, net	494,079	-	-	499,127

Loans held for sale	5,922	-	5,922	-
FRB and FHLB stock	6,936	-	6,936	-
Accrued interest receivable	3,055	-	3,055	-
Loan servicing rights (included in other assets)	282	-	-	282
Investment in historic tax credit entity (included in other assets)	-	-	-	-

Financial liabilities:
Deposits	574,102	-	-	576,521
Short-term repurchase agreements	1,344	-	1,344	-
Borrowings from FHLB	105,265	-	107,593	-
Other long-term debt	4,491	-	4,491	-
Accrued interest payable	187	-	187	-
Advance payments by borrowers for taxes and insurance	741	-	741	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
September 30, 2015:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$9,884	$9,884	$-	$-
Interest-bearing deposits with banks	15,110	15,110	-	-
Interest-bearing time deposits	3,100	-	3,099	-
Trading account securities	9,044	-	9,044	-
Securities available for sale	178,328	-	178,328	-
Securities held to maturity	4,620	-	5,191	-

Loans, net	457,112	-	-	456,331

Loans held for sale	6,803	-	6,803	-
FRB and FHLB stock	6,720	-	6,720	-
Accrued interest receivable	2,655	-	2,655	-
Investment in historic tax credit entity (included in other assets)	4,169	-	4,169	-

Financial liabilities:
Deposits	533,297	-	-	536,121
Short-term repurchase agreements	1,342	-	1,342	-
Borrowings from FHLB	104,867	-	106,446	-
Other long-term debt	4,632	-	4,632	-
Accrued interest payable	186	-	186	-
Advance payments by borrowers for taxes and insurance	883	-	883	-

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

Other Assets

For equity method investments, such as the Company’s investment in the historic tax credit entity, where a quoted market value is not available, the carrying amount is a reasonable estimate of fair value. However, subsequent to the recognition of the historic tax credits (as discussed in Note 5), management has determined that its investment in the historic tax credit entity has no residual value and therefore has recorded an impairment loss for the amount of the investment as of June 30, 2016.

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the nine-month period ended June 30, 2016 amounted to $628,000. Compensation expense recognized for the three- and nine-month periods ended June 30, 2015 amounted to $122,000 and $722,000, respectively. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan therefore no compensation expense was recognized for the three-month period ended June 30, 2016. Company common stock held by the ESOP trust at June 30, 2016 and September 30, 2015 was as follows:

	June 30,	September 30,
	2016	2015

Allocated shares	173,249	164,409
Unearned shares	-	19,691
Total ESOP shares	173,249	184,100

Fair value of unearned shares	$-	$669,000

10.	Stock Based Compensation Plans

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were later granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The restricted stock vested ratably over a five-year period from the grant date. Compensation expense was measured based on the fair market value of the restricted stock at the grant date and was recognized ratably over the period during which the shares were earned (the vesting period). Compensation expense related to restricted stock recognized for the three- and nine-month periods ended June 30, 2015 amounted to $31,000 and $162,000, respectively. The restricted stock fully vested in May 2015 therefore no compensation expense related to restricted stock was recognized for the three- and nine-month periods ended June 30, 2016.

There were no restricted shares granted or vested during the nine-month period ended June 30, 2016. There were 19,610 restricted shares that vested during the nine-month period ended June 30, 2015. The total fair value of restricted shares that vested during the nine-month period ended June 30, 2015 was $575,000. At June 30, 2016 there was no unrecognized compensation expense related to nonvested restricted shares.

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

A summary of stock option activity under the Plan as of June 30, 2016, and changes during the nine-month period then ended is presented below.

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value
	(Dollars in thousands, except per share data)

Outstanding at October 1, 2015	213,260	$13.25	4.6	$4,425
Granted	-	-
Exercised	(26,210)	$13.25		$580
Forfeited or expired	-	-

Outstanding at June 30, 2016	187,050	$13.25	3.9	$3,982

Exercisable at June 30, 2016	187,050	$13.25	3.9	$3,982

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company recognized compensation expense related to stock options of $18,000 and $95,000 for the three- and nine-month periods ended June 30, 2015, respectively. All stock options granted under the Plan were fully vested in May 2015, therefore the Company did not recognize any compensation expense related to stock options for the three- and nine-month periods ended June 30, 2016. At June 30, 2016, there was no unrecognized compensation expense related to nonvested stock options.

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

Holders of the Series A Preferred Stock were entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, could have fluctuated on a quarterly basis during the first ten quarters during which the Series A Preferred Stock was outstanding and could have adjusted between 1.0% and 5.0% per annum, in order to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL had not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Company would have be subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate was to be fixed between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate would then have increased to 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the portion of the nineteenth dividend period that ended February 11, 2016 was 1.0% and the weighted average dividend rate for the nine-month period ended June 30, 2016 was 1.0%.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption.

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

Critical Accounting Policies

During the nine-month period ended June 30, 2016, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2015.

Comparison of Financial Condition at June 30, 2016 and September 30, 2015

Cash and Cash Equivalents. Cash and cash equivalents increased $82,000, from $25.0 million at September 30, 2015 to $25.1 million at June 30, 2016.

Loans. Net loans receivable increased $37.0 million, from $457.1 million at September 30, 2015 to $494.1 million at June 30, 2016, due primarily to increases in construction and permanent commercial real estate loans of $10.5 million and $25.6 million, respectively, which more than offset a decrease in multi-family loans of $2.8 million.

Trading Account Securities. Trading account securities decreased $242,000, from $9.0 million at September 30, 2015 to $8.8 million at June 30, 2016. Trading account securities are comprised of investment grade municipal bonds and the portfolio is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Securities Available for Sale. Securities available for sale decreased $2.5 million, from $178.3 million at September 30, 2015 to $175.8 million at June 30, 2016, due primarily to calls and maturities of $5.4 million and principal repayments of $10.2 million, which more than offset purchases of $10.9 million. The decrease in securities available for sale, primarily in U.S. government agency and sponsored enterprises securities, was due primarily to calls and the proceeds received were used to fund loan growth during the nine-month period ended June 30, 2016.

Securities Held to Maturity. Investment securities held-to-maturity decreased $1.2 million, from $4.6 million at September 30, 2015 to $3.4 million at June 30, 2016. There were no purchases of securities held to maturity, and partial calls and principal repayments on mortgage-backed securities and municipal obligations totaled $1.3 million during the nine-month period ended June 30, 2016.

Deposits. Total deposits increased $40.8 million, from $533.3 million at September 30, 2015 to $574.1 million at June 30, 2016, due primarily to increases in time deposits, interest-bearing demand deposit accounts, savings accounts and non-interest bearing demand deposit accounts of $16.4 million, $8.4 million, $7.7 million and $7.3 million, respectively. The increase in time deposits is due primarily to an increase in brokered certificates of deposits of $21.5 million. Management utilizes brokered certificates of deposit in order to take advantage of historically low interest rates, provide short-term liquidity, replace attrition of retail certificates of deposit and provide funding for loan originations. Brokered certificates of deposit totaled $80.9 million at June 30, 2016 and $59.4 million at September 30, 2015.

Borrowings. Borrowings from the FHLB increased $398,000, from $104.9 million at September 30, 2015 to $105.3 million at June 30, 2016. Borrowings from the FHLB have increased in order to provide funding for loan originations.

Stockholders’ Equity. Stockholders’ equity decreased $10.2 million, from $94.4 million at September 30, 2015 to $84.2 million at June 30, 2016. The decrease in stockholders’ equity is due to the redemption of $17.1 million of preferred stock in February 2016 (as discussed in Note 11 in the accompanying Notes to the Consolidated Financial Statements), which was partially offset by increases in retained earnings and accumulated other comprehensive income. Retained earnings increased $4.2 million due to net income available to common shareholders of $5.0 million, partially offset by common stock cash dividends of $823,000. Accumulated other comprehensive income increased $1.8 million as a result of an increase in net unrealized gains on securities available for sale, which is due to changes in the yield curve and long-term rate forecasts. Book value (common stockholders’ equity) per common share was $38.18 at June 30, 2016 as compared to $35.37 at September 30, 2015. Tangible book value (common stockholders’ equity, less goodwill and core deposit intangibles) per common share, a non-GAAP financial measure, was $34.07 at June 30, 2016 as compared to $31.11 at September 30, 2015.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended June 30, 2016 and 2015

Overview. The Company reported net income of $5.1 million and net income available to common shareholders of $5.0 million, or $2.19 per diluted share, for the nine-month period ended June 30, 2016 compared to net income of $4.9 million and net income available to common shareholders of $4.8 million, or $2.14 per diluted share, for the nine-month period ended June 30, 2015. The annualized return on average assets, average equity and average common stockholders’ equity were 0.90%, 7.69% and 8.49%, respectively, for the nine-month period ended June 30, 2016. The annualized return on average assets, average equity and average common stockholders’ equity were 0.91%, 7.28% and 8.98%, respectively, for the nine-month period ended June 30, 2015.

Net Interest Income. Net interest income increased $552,000, or 3.1%, for the nine-month period ended June 30, 2016 as compared to the same period in 2015. Average interest-earnings assets increased $30.9 million and average interest-bearing liabilities increased $18.0 million when comparing the two periods. The tax-equivalent interest rate spread was 3.67% for 2016 compared to 3.74% for 2015.

Total interest income increased $847,000, or 4.1%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $30.9 million, from $657.9 million for 2015 to $688.8 million for 2016, which more than offset the change in interest income due to a decrease in the average tax-equivalent yield on interest-earning assets, from 4.40% for 2015 to 4.38% for 2016. The average balance of loans and interest-bearing deposits with banks increased $30.9 million and $4.9 million, respectively, which more than offset a decrease in the average balance of total investment securities of $4.6 million when comparing the two periods.

Total interest expense increased $295,000, or 10.5%, due to an increase in the average cost of interest-bearing liabilities, from 0.66% for 2015 to 0.71% for 2016, and an increase in the average balance of interest-bearing liabilities of $18.0 million, from $565.5 million for 2015 to $583.5 million for 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the nine-month periods ended June 30, 2016 and 2015. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Nine Months Ended June 30,
	2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$21,117	$84	0.53%	$16,253	$35	0.29%
Loans	480,551	16,865	4.68	449,641	16,070	4.77
Investment securities	131,424	4,690	4.76	135,102	4,584	4.52
Agency mortgage-backed securities	48,922	777	2.12	49,825	778	2.08
FRB and FHLB stock	6,833	231	4.51	7,068	223	4.21
Total interest-earning assets	688,847	22,647	4.38	657,889	21,690	4.40

Non-interest-earning assets	68,215			66,747
Total assets	$757,062			$724,636

Liabilities and equity:
NOW accounts	$145,812	$226	0.21%	$114,000	$170	0.20%
Money market deposit accounts	57,308	110	0.26	79,581	170	0.28
Savings accounts	79,013	41	0.07	71,628	34	0.06
Time deposits	196,179	1,492	1.01	201,101	1,460	0.97
Total interest-bearing deposits	478,312	1,869	0.52	466,310	1,834	0.52

Borrowings (1)	105,233	1,242	1.57	99,223	982	1.32
Total interest-bearing liabilities	583,545	3,111	0.71	565,533	2,816	0.66

Non-interest-bearing deposits	74,098			59,603
Other non-interest-bearing liabilities	10,920			9,326
Total liabilities	668,563			634,462

Total equity	88,499			90,174
Total liabilities and equity	$757,062			$724,636
Net interest income		$19,536			$18,874
Interest rate spread			3.67%			3.74%
Net interest margin			3.78%			3.83%
Average interest-earning assets to average interest-bearing liabilities			118.05%			116.33%

(1)	Includes FHLB borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the nine-month periods ended June 30, 2016 and 2015. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$37	$13	$49
Loans	(301)	1,096	795
Investment securities	217	(111)	106
Agency mortgage-backed securities	(20)	19	(1)
Other interest-earning assets	15	(7)	8
Total interest-earning assets	(52)	1,010	957

Interest expense:
Deposits	-	35	35
Borrowings (1)	197	63	260
Total interest-bearing liabilities	197	98	295
Net increase (decrease) in net interest income	$(249)	$912	$662

(1)	Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses was $428,000 for the nine-month period ended June 30, 2016 compared to $627,000 for the same period in 2015. The decrease in the provision for loans losses for 2016 as compared to the prior period was due primarily to an improvement in asset quality and a decrease in net charge-offs when comparing the two periods.

The Company recognized net charge-offs of $83,000 for the nine-month period ended June 30, 2016 compared to net charge-offs of $357,000 for the same period in 2015.

The recorded investment in nonperforming loans was $3.7 million at June 30, 2016 compared to $4.4 million at September 30, 2015 and $5.0 million at June 30, 2015. Nonperforming loans at June 30, 2016 include nonaccrual loans of $3.7 million. There were no loans over 90 days past due but still accruing interest at June 30, 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Gross loans receivable increased $72.0 million, from $467.5 million at June 30, 2015 to $539.5 million at June 30, 2016, primarily due to increases in permanent commercial real estate and commercial real estate construction of $37.9 million and $27.7 million, respectively. The increase in commercial real estate loans when comparing the two periods is due primarily to an increase in loans originated to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties located outside of the Company’s primary market area and that are primarily leased to investment grade national-brand retailers. At June 30, 2016, $82.1 million, or 41.4% of the commercial real estate loan portfolio and 15.2% of the total loan portfolio, consisted of these loans as compared to $47.8 million, or 29.7%, of the commercial real estate loan portfolio and 10.2% of the total loan portfolio, at June 30, 2015.

The allowance for loan losses was $7.0 million at June 30, 2016 compared to $6.6 million at September 30, 2015 and $6.5 million at June 30, 2015. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with changes in the loan portfolio and overall economic conditions.

Noninterest Income. Noninterest income decreased $4.0 million for the nine-month period ended June 30, 2016 as compared to the same period in 2015. The decrease was due primarily to the $4.3 million impairment loss on the historic tax credit entity investment during the 2016 period (as discussed in Note 5 in the accompanying Notes to the Consolidated Financial Statements) and the $831,000 gain on life insurance policies during the 2015 period, which more than offset increases in net gain on sale of loans and net gain on trading account securities of $606,000 and $508,000, respectively. The increase in net gain on sale of loans is due primarily to the sale of loans guaranteed by the SBA.

Noninterest Expense. Noninterest expenses increased $1.3 million for the nine-month period ended June 30, 2016 as compared to the same period in 2015. The increase was due primarily to increases in compensation and benefits and data processing expense of $956,000 and $171,000, respectively. The increase in compensation and benefits expense is due primarily to increased staffing as a result of the Company’s enhanced focus on its SBA lending activities, and normal salary, wage and benefits increases, which more than offset decreases in ESOP compensation and stock compensation expenses. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and as a result, no ESOP compensation expense was recognized for the quarters ended March 31 and June 30, 2016. In addition, the restricted stock and stock options awarded under the Company’s 2010 Equity Incentive Plan fully vested in May 2015 and as a result, no stock compensation expense was recognized in the nine-month period ended June 30, 2016.

Income Tax Expense. The Company recognized an income tax benefit of $3.5 million for the nine-month period ended June 30, 2016 compared to income tax expense of $1.2 million, for an effective tax rate of 19.1%, for the same period in 2015. The tax benefit for the 2016 period was due to the recognition of $4.8 million in historic tax credits during the 2016 period (as discussed in Note 5 in the accompanying Notes to the Consolidated Financial Statements).

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Overview. The Company reported net income and net income available to common shareholders of $2.2 million, or $0.97 per diluted share, for the three-month period ended June 30, 2016 compared to net income and net income available to common shareholders of $2.2 million, or $0.95 per diluted share, for the three-month period ended June 30, 2015. The annualized return on average assets, average equity and average common stockholders’ equity were 1.15%, 10.87% and 10.87%, respectively, for the three-month period ended June 30, 2016. The annualized return on average assets, average equity and average common stockholders’ equity were 1.21%, 9.60% and 11.82%, respectively, for the three-month period ended June 30, 2015.

Net Interest Income. Net interest income increased $325,000, or 5.4%, for the three-month period ended June 30, 2016 compared to the same period in 2015. Average interest-earnings assets increased $43.7 million and average interest-bearing liabilities increased $41.6 million when comparing the two periods. The tax-equivalent interest rate spread was 3.67% for 2016 compared to 3.72% for 2015.

Total interest income increased $507,000, or 7.3%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $43.7 million, from $659.8 million for 2015 to $703.5 million for 2016, and an increase in the average tax-equivalent yield on interest-earning assets, from 4.38% for 2015 to 4.41% for 2016. The average balance of loans and interest-bearing deposits with banks increased $45.3 million and $670,000, respectively, which more than offset a decrease in the average balance of total investment securities of $2.0 million when comparing the two periods.

Total interest expense increased $182,000, or 20.2%, due to an increase in the average cost of interest-bearing liabilities, from 0.66% for 2015 to 0.74% for 2016, and an increase in the average balance of interest-bearing liabilities of $41.6 million, from $561.8 million for 2015 to $603.4 million for 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended June 30, 2016 and 2015. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$18,378	$22	0.48%	$17,708	$12	0.27%
Loans	497,601	5,820	4.68	452,324	5,306	4.69
Investment securities	130,605	1,586	4.86	134,616	1,569	4.66
Agency mortgage-backed securities	50,020	259	2.07	48,039	254	2.11
FRB and FHLB stock	6,936	77	4.44	7,157	77	4.30
Total interest-earning assets	703,540	7,764	4.41	659,844	7,218	4.38

Non-interest-earning assets	68,387			67,549
Total assets	$771,927			$727,393

Liabilities and equity:
NOW accounts	$147,699	$75	0.20%	$115,114	$57	0.20%
Money market deposit accounts	57,615	37	0.26	77,890	45	0.23
Savings accounts	82,211	15	0.07	73,500	12	0.07
Time deposits	207,399	563	1.09	203,303	480	0.94
Total interest-bearing deposits	494,924	690	0.56	469,807	594	0.51

Borrowings (1)	108,485	425	1.57	92,003	339	1.47
Total interest-bearing liabilities	603,409	1,115	0.74	561,810	933	0.66

Non-interest-bearing deposits	75,336			63,870
Other non-interest-bearing liabilities	11,201			10,260
Total liabilities	689,946			635,940

Total equity	81,981			91,453
Total liabilities and equity	$771,927			$727,393
Net interest income		$6,649			$6,285
Interest rate spread			3.67%			3.72%
Net interest margin			3.78%			3.81%
Average interest-earning assets to average interest-bearing liabilities			116.59%			117.45%

(1)	Includes FHLB borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the three-month periods ended June 30, 2016 and 2015. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$10	$-	$10
Loans	(11)	525	514
Investment securities	57	(40)	17
Agency mortgage-backed securities	(5)	10	5
Other interest-earning assets	1	(1)	-
Total interest-earning assets	52	494	546

Interest expense:
Deposits	62	34	96
Borrowings (1)	23	63	86
Total interest-bearing liabilities	85	97	182
Net increase (decrease) in net interest income	$(33)	$397	$364

(1)	Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses was $303,000 for the three-month period ended June 30, 2016, compared to $208,000 for the same period in 2015. The increase in the provision for loans losses for 2016 as compared to the prior period was due primarily to growth in the loan portfolio. Gross loans increased approximately $37.8 million during the three-month period ended June 30, 2016 compared to an increase of approximately $7.8 million during the three-month period ended June 30, 2015.

The Company recognized net charge-offs of $85,000 for the three-month period ended June 30, 2016 compared to net charge-offs of $202,000 for the same period in 2015.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income decreased $4.5 million for the three-month period ended June 30, 2016 as compared to the same period in 2015. The decrease was due primarily to the aforementioned $4.3 million impairment loss on the historic tax credit entity investment during the 2016 quarter and $831,000 gain on life insurance policies during the 2015 quarter, which more than offset increases in net gain on sale of loans and net gain on trading account securities and of $413,000 and $240,000, respectively. The increase in net gain on sale of loans is due primarily to the sale of loans guaranteed by the SBA.

Noninterest Expense. Noninterest expenses increased $393,000 for the three-month period ended June 30, 2016 as compared to the same period in 2015. The increase was due primarily to increases in compensation and benefits and data processing expenses of $226,000 and $133,000, respectively. The increase in compensation and benefits expense is due primarily to increased staffing as a result of the Company’s enhanced focus on its SBA lending activities, and normal salary, wage and benefits increases, which more than offset a decrease in ESOP compensation expense. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and as a result, no ESOP compensation expense was recognized for the quarter ended June 30, 2016. The increase in data processing expense is due primarily to the replacement of customer magnetic strip debit cards with EMV chip debit cards during the quarter ended June 30, 2016.

Income Tax Expense. The Company recognized an income tax benefit of $4.4 million for the three-month period ended June 30, 2016 compared to income tax expense of $318,000, for an effective tax rate of 12.6%, for the same period in 2015. The tax benefit for the 2016 period was due to the aforementioned recognition of $4.8 million in historic tax credits during the 2016 period (as discussed in Note 5 in the accompanying Notes to the Consolidated Financial Statements).

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2016, the Bank had cash and cash equivalents of $25.1 million, trading account securities with a fair value of $8.8 million and securities available-for-sale with a fair value of $175.8 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. During the nine months ended June 30, 2016 the Bank declared and paid dividends to the Company totaling $3.5 million. At June 30, 2016, the Company (unconsolidated basis) had liquid assets of $776,000.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2016, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 8.50%, 10.76%, 10.76% and 11.93%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At June 30, 2016, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine-months ended June 30, 2016, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

	At June 30, 2016		At September, 2015
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$1,217	4.80%	$868	3.55%
200bp	831	3.28	581	2.38
100bp	469	1.85	283	1.16
Static	-	-	-	-
(100)bp	(741)	(2.92)	(580)	(2.37)

At June 30, 2016, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $469,000, or 1.85%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 3.28% and 4.80%, respectively. Conversely, an immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $741,000, or 2.92%, over a one year horizon compared to a flat interest rate scenario.

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

	At June 30, 2016
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$124,238	$1,294	1.05%	17.50%	185	bp
200bp	129,000	6,056	4.93	17.47	182	bp
100bp	129,148	6,204	5.05	16.90	125	bp
Static	122,944	-	-	15.65	-	bp
(100)bp	108,093	(14,851)	(12.08)	13.61	(204	)bp

	At September 30, 2015
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$115,083	$(3,895)	(3.27)%	17.12%	117	bp
200bp	121,443	2,465	2.07	17.35	140	bp
100bp	124,613	5,635	4.74	17.16	121	bp
Static	118,978	-	-	15.95	-	bp
(100)bp	107,037	(11,941)	(10.04)	14.44	(151	)bp

The previous table indicates that at June 30, 2016, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates, but would expect an increase in its EVE in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates. The Company has a relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at June 30, 2016 comprised approximately 38.5% of the loan portfolio. The percentage of fixed-rate loans in the Company’s loan portfolio was 44.4% at September 30, 2015.

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

During the quarter ended June 30, 2016, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2016:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2016 through April 30, 2016	-	$-	-	73,657
May 1, 2016 through May 31, 2016	-	$-	-	73,657
June 1, 2016 through June 30, 2016	-	$-	-	73,657
Total	-	$-	-	73,657

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

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated August 15, 2016	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated August 15, 2016	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

- 64 -