Form 10-K
period 2016-09-30
First Savings Financial Group Inc
filed 2016-12-29
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $56.3 million, based upon the closing price of $33.98 per share as quoted on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2016.

The number of shares outstanding of the registrant’s common stock as of December 16, 2016 was 2,206,787.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

On July 6, 2012, First Savings Bank acquired the four Indiana branches of First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”), a Kentucky-chartered commercial bank, two of which were consolidated into the existing operations of First Savings Bank immediately subsequent to the acquisition. The acquisition enhanced First Savings Bank’s presence in Harrison and Floyd Counties in Indiana.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2016, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held approximately 12.17%, 2.78%, 34.48%, 81.84% and 10.86% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, may have greater resources.

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

The largest segments of our loan portfolio are commercial real estate loans and residential real estate mortgage loans, which are primarily one- to four-family residential loans, and, to a lesser extent, multi-family real estate and commercial business loans. We also originate residential and commercial construction loans, land and land development loans, and consumer loans. We generally originate loans for investment purposes, although, depending on the interest rate environment and our asset/liability management goals, we may sell into the secondary market the 25-year and 30-year fixed-rate residential mortgage loans that we originate, as well as the portion of loans guaranteed by the U.S. Small Business Administration (“SBA”) that we originate under its 7(a) program. We do not offer, have not offered and have not purchased or acquired Alt-A, sub-prime or no-documentation loans.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 80%, including that for non-owner occupied residential real estate loans whose loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding. Non-owner occupied loans originated before 2005, however, were generally originated with loan-to-value ratios up to 80%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance. However, the total balance of residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $13.7 million, of which some do not have private mortgage insurance or government guaranty. We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

At September 30, 2016, our largest one- to four-family residential loan had an outstanding balance of $1.5 million. This loan, which was originated in September 2016 and is secured by 12 duplexes containing 24 living units, was performing in accordance with its original terms at September 30, 2016.

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

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area. This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees. The terms of the loans are generally consistent with the aforementioned terms of in-market commercial real estate loans; however, these cannot exceed 70% loan-to-value and loan maturities cannot exceed the expiration of the underlying leases. In addition, the Company has established guidelines with respect to concentrations by state, lessee and industry of lessees as a percent of the overall loan portfolio, and as a percent of capital. The average size of these loans originated was $1.1 million and the portfolio balance was $93.3 million at September 30, 2016. Our largest such loan, which was originated in May 2016 and secured by a single-tenant commercial retail building, had an outstanding balance of $3.8 million at September 30, 2016 and was performing in accordance with its original terms at September 30, 2016.

At September 30, 2016, our largest commercial real estate loan had an outstanding balance of $9.0 million. This loan, which was originated in September 2016, is secured by a commercial real estate development formerly owned by the Company that includes one multi-tenant, two single-tenant, and two two-tenant retail buildings. It was performing in accordance with its original terms at September 30, 2016. See Notes 5, 7 and 31 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information.

Construction Loans. We originate construction loans for one-to four-family homes and commercial properties such as small industrial buildings, warehouses, retail shops and office units. Construction loans are typically for a term of 12 months with monthly interest only payments. Except for speculative loans, discussed below, repayment of construction loans typically comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated. We originate construction loans to a limited group of well-established builders in our primary market area and we limit the number of projects with each builder. Interest rates on these loans are generally tied to the prime lending rate. Construction loans, other than land development loans, generally will not exceed the lesser of 80% of the appraised value or 90% of the direct costs, excluding items such as developer fees, operating deficits or other items that do not relate to the direct development of the project. Generally, commercial construction loans require the personal guarantee of the owners of the business. We also offer construction loans for the financing of pre-sold homes, which convert into permanent loans at the end of the construction period. Such loans generally have a six-month construction period with interest only payments due monthly, followed by an automatic conversion to a 15-year to 30-year permanent loan with monthly payments of principal and interest. Occasionally, a construction loan to a builder of a speculative home will be converted to a permanent loan if the builder has not secured a buyer within a limited period of time after the completion of the home. We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.

We also originate speculative construction loans to builders who have not identified a buyer or lessee for the completed property at the time of origination. At September 30, 2016, we had approved commitments for speculative construction loans of $10.6 million, of which $4.9 million was outstanding. We require a maximum loan-to-value ratio of 80% for speculative construction loans. At September 30, 2016, our largest construction loan relationship was for a commitment of $11.3 million, of which $1.1 million was outstanding but 80% of this loan is participated to other financial institutions. This loan, which was originated in June 2016 and is secured by a national brand hotel, was performing in accordance with its original terms at September 30, 2016.

Land and Land Development Loans. On a limited basis, we originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions. Land development loans are generally interest-only loans for a term of 18 to 24 months. We generally require a maximum loan-to-value ratio of 75% of the appraisal market value upon completion of the project. We generally do not require any cash equity from the borrower if there is sufficient indicated equity in the collateral property. Development plats and cost verification documents are required from borrowers before approving and closing the loan. Our loan officers are required to personally visit the proposed development site and the sites of competing developments. We also originate loans to individuals secured by undeveloped land held for investment purposes. At September 30, 2016, our largest land development loan had an outstanding balance of $2.0 million. This loan, which was originated in April 2016, was performing in accordance with its original terms at September 30, 2016.

Multi-Family Real Estate Loans. We offer multi-family mortgage loans that are generally secured by properties in our primary market area. Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. At September 30, 2016, our largest multi-family mortgage loan had an outstanding balance of $1.9 million. This loan, which was originated in August 2010, was performing in accordance with its original terms at September 30, 2016.

Consumer Loans. Although we offer a variety of consumer loans, our consumer loan portfolio consists primarily of home equity loans, both fixed-rate amortizing term loans with terms up to 15 years and adjustable rate lines of credit with interest rates equal to a margin above the prime lending rate. We also offer auto and truck loans, personal loans and small boat loans. Consumer loans typically have shorter maturities and higher interest rates than traditional one-to four-family lending. We typically do not make home equity loans with loan-to-value ratios exceeding 90%, including any first mortgage loan balance. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. At September 30, 2016, our largest consumer loan was a home equity line of credit with a commitment of $350,000, of which $291,000 was outstanding. This loan, which was originated in May 2014 and is secured by a first mortgage on a personal residence, was performing in accordance with its original terms at September 30, 2016.

Commercial Business Loans. We typically offer commercial business loans to small businesses located in our primary market area. Commercial business loans are generally secured by equipment and general business assets. Key loan terms and covenants vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors, and personal guarantees are typically required as part of the loan commitment. At September 30, 2016, our largest commercial business loan was for a commitment of $7.5 million, of which $7.5 million was outstanding but $2.5 million had been participated to other financial institutions. This loan, which was originated in September 2016 is made to a local hospital, was performing in accordance with its original terms at September 30, 2016.

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

We have not historically sold whole loans, other than long-term fixed-rate residential mortgage loans that we originate, which we generally sell in the secondary market. We have not historically purchased whole loans; however, we acquired four brokered whole loans during the year ended September 30, 2012. The loans were purchased at an average of 90% of their principal balance and are secured by multi-family and retail shopping centers located in Indiana. At September 30, 2016, three of these loans remained outstanding with a total principal balance of $4.1 million and were performing in accordance with their original terms.

While we generally do not sell participation interests in loans originated by us or purchase participation interests in loans originated by other financial institutions in order to supplement our lending portfolio, we may sell or purchase participation interests in loans from time to time depending on various factors. At September 30, 2016, $27.0 million of loans included sold participation interests of $12.8 million, for a net position of $14.2 million outstanding in our portfolio. At September 30, 2016, acquired participation interests of loans from two lending relationships totaled $1.0 million and our largest purchased participation interest with a single borrower was $837,000. This loan, which was originated in January 2014 and is secured by a first mortgage on an industrial building, was performing in accordance with its original terms at September 30, 2016.

Beginning in April 2015, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in SBA lending in order to enhance the Company’s proficiency in SBA 7(a) program loan originations and sales. The Bank intends to continue hiring additional business development officers and appropriate supporting staff in order to grow this program, the borrowers and collateral for which are outside of our primary market area. The primary purpose of the program is to originate SBA 7(a) program loans and sell the amounts guaranteed by the SBA in the secondary market. The program is also designed to diversify the Company’s geographic and interest rate risk profile with respect to the retained unguaranteed amounts given the geographic dispersion of the loans and collateral, and their floating rate structure. The Company originated SBA loans with a total commitment of $27.0 million during the year end September 30, 2016. At September 30, 2016, $23.5 million of SBA loans included sold guaranteed portions of $13.6 million, for a net position of $10.0 million outstanding in our portfolio. The amount outstanding in the Bank’s portfolio at September 30, 2016 included $5.1 million in SBA loans held for sale, $1.3 million in the unguaranteed portion of SBA loans not yet sold and $3.6 million in the unguaranteed portion of SBA loans sold. See Note 22 of the Notes to Consolidated Financial Statements beginning of page F-1 of this annual report for additional information regarding the fair value election for SBA loans held for sale at September 30, 2015. All SBA loans held for sale were carried at the lower of cost or market value at September 30, 2016.

Our decision to sell or purchase loans is based on prevailing market interest rate conditions, interest rate management, regulatory lending restrictions and liquidity needs.

Loan Approval Procedures and Authority. Our conventional lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management. Certain of our employees have been granted individual lending limits, which vary depending on the individual, the type of loan and whether the loan is secured or unsecured. Generally, all loan requests for non-SBA 7(a) program lending relationships that exceed the individual officer lending limits, which is generally $250,000 secured or $50,000 unsecured, require committee or Board of Directors approval. Loans resulting in aggregated lending relationships in excess of individual office lending limits but less than $1.5 million require approval by the Officer Loan Committee and loans resulting in aggregated lending relationships in excess of $1.5 million but less than $3.0 million require approval of the Executive Loan Committee. The Executive Loan Committee consists of the President, Area President, Chief Lending Officer, Chief of Credit Administration and two senior commercial lending officers, and the Officer Loan Committee consists of the same but also includes certain other officers designated by the Board of Directors. Loans resulting in aggregated lending relationships in excess of $3.0 million require approval by both the Executive Loan Committee and the Board of Directors.

Our SBA 7(a) program lending activities also follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management. Certain of our employees have been granted individual lending limits, which is $2.0 million for the aggregate loan balance, of which 75% or greater is guaranteed by the SBA. Generally, all SBA 7(a) program loan requests for lending relationships that exceed the individual officer lending limits require approval by the SBA Officer Loan Committee. The SBA Officer Loan Committee consists of the President, Chief Lending Officer, Chief of Credit Administration, Chief of SBA Lending, Senior SBA Lending Officer and a senior commercial lending officer. The aggregated lending relationships for the SBA 7(a) program may not exceed $5.0 million according to SBA guidelines and therefore no loan requests require approval by the Board of Directors given that the portion of SBA 7(a) program loans that are not guaranteed by the SBA may not exceed $1.25 million.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At September 30, 2016, our regulatory limit on loans to one borrower was $10.4 million. At that date, our largest lending relationship was for a commitment of $9.7 million, of which $9.5 million was outstanding, and was performing according to its original terms at that date. This loan relationship is secured by various commercial real estate properties and land intended for future development.

Loan Commitments. We issue commitments for residential and commercial mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days. See Note 19 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various U.S. government agencies and sponsored enterprises, securities of various state and municipal governments, mortgage-backed securities, collateralized mortgage obligations and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in other permissible securities. As a member of the Federal Reserve System and Federal Home Loan Bank System, in particular a member of the Federal Home Loan Bank of Indianapolis (“FHLB”), First Savings Bank is also required to acquire and hold shares of capital stock in the Federal Reserve Bank and FHLB.

At September 30, 2016, our investment portfolio consisted primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and a pass-through asset-backed security guaranteed by the SBA. We have invested $10.0 million in a managed brokerage account that invests in small and medium lot, investment grade municipal bonds and these securities are classified as trading account securities. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At September 30, 2016, trading account securities recorded at fair value totaled $9.3 million.

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

Borrowings. We use advances from the FHLB to supplement our investable funds. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System functions as a central reserve bank providing credit for member financial institutions. First Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of the U.S., U.S. government agencies or U.S. government-sponsored enterprises), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. We have two federal funds purchased line of credit facilities with other financial institutions that are subject to continued borrower eligibility and are intended to support short-term liquidity needs. We also utilize brokered certificates of deposit and retail repurchase agreements as sources of borrowings and may use broker repurchase agreements and internet certificates of deposit from time to time, depending on our liquidity needs and pricing of these facilities versus other funding alternatives.

Personnel

As of September 30, 2016, we had 161 full-time employees and 17 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company has two wholly-owned subsidiaries, First Savings Bank and First Savings Insurance Risk Management, Inc (the “Captive”). The Bank has three subsidiaries, Southern Indiana Financial Corporation and FFCC, Inc. (“FFCC”), both of which are organized as Indiana corporations, and First Savings Investments, Inc., a Nevada corporation. Southern Indiana Financial Corporation is an independent insurance agency, offering various types of annuities and life insurance policies, but is currently inactive. FFCC participated in the development and leasing of commercial real estate. First Savings Investments, Inc. holds and manages an investment securities portfolio. The Captive, an insurance subsidiary of the Company formed during the fourth fiscal quarter of 2014, is a Nevada corporation that provides property and casualty insurance to the Company, the Bank and the Bank’s active subsidiaries. In addition, the Captive provides reinsurance to eight other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.

In accordance with the Plan of Complete Liquidation adopted by FFCC’s board of directors and approval by the Bank as its sole shareholder on December 21, 2016, FFCC will voluntarily dissolve and completely liquidate effective December 31, 2016. As a result of the liquidation, FFCC will distribute its net assets to the Bank on December 31, 2016.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions by the institution and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and is increasing each year until fully implemented at 2.5% on January 1, 2019.

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances.

As of September 30, 2016, First Savings Bank met all applicable capital adequacy requirements.

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

Subject to a narrow exception, a receiver or conservator is required to be appointed for an institution that is “critically undercapitalized” within specified time frames. The regulations also provide that a capital restoration plan must be filed with the FRB within 45 days of the date an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the institution’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FRB could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

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

Assessments. Indiana banks are required to pay assessments to the INDFI to fund the agency’s operations. The assessments paid to the INDFI by First Savings Bank for the fiscal year ended September 30, 2016 totaled $60,000.

Federal Home Loan Bank System. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. First Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. First Savings Bank was in compliance with this requirement with an investment in FHLB capital stock at September 30, 2016 of $6.0 million.

Federal Reserve Board System. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2016: a 3% reserve ratio is assessed on net transaction accounts up to and including $110.2 million; a 10% reserve ratio is applied above $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. First Savings Bank complies with the foregoing requirements. The amounts are adjusted annually and, for 2017, establish a 3% reserve ratio for aggregate transaction accounts up to $115.1 million, a 10% ratio above $115.1 million, and an exemption of $15.5 million. In October 2008, the FRB began paying interest on certain reserve balances.

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

As a bank holding company, First Savings Financial Group is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any other bank or bank holding company. Prior FRB approval is required for any bank holding company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, the acquiring bank holding company would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the FRB, prior approval may for such acquisitions also be necessary from other agencies including the INDFI and agencies that regulate the target.

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

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. First Savings Financial Group has elected to become a financial holding company because of the activities of the Captive.

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

INCOME TAXATION

Federal Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. For its 2016 fiscal year, the Company’s maximum federal income tax rate was 34%.

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate. For the Company’s tax year ended September 30, 2016, Indiana imposed a 7.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. The Indiana franchise tax rate will be reduced to 7.0%, 6.5%, 6.5%, 6.25%, 6.0%, 5.5%, 5.0% and 4.9% for the Company’s tax years ending September 30, 2017, 2018, 2019, 2020, 2021, 2022, 2023, and 2024 and years thereafter, respectively. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed.

Our state income tax returns have not been audited during the last five years.

Item 1A.	RISK FACTORS

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2016, $32.0 million, or 17.9% of our residential mortgage loan portfolio and 5.9% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At September 30, 2016, we had nine non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $9.2 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At September 30, 2016, nonperforming non-owner occupied residential loans amounted to $274,000. Non-owner occupied residential properties held as real estate owned amounted to $57,000 at September 30, 2016. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2016, $259.3 million, or 46.9%, of our loan portfolio consisted of commercial real estate loans and commercial business loans. Subject to market conditions, we intend to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At September 30, 2016, nonperforming commercial business loans and nonperforming commercial real estate loans totaled $136,000 and $1.6 million, respectively. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At September 30, 2016, $69.1 million, or 12.5% of our loan portfolio consisted of construction loans, and land and land development loans, and $10.6 million, or 18.3% of the construction loan portfolio (excluding portions participated to other financial institutions), consisted of speculative construction loans at that date. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans. These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would adversely affect our earnings. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

We may suffer losses in our loan portfolio despite our underwriting practices.

Our results of operations are significantly affected by the ability of borrowers to repay their loans. Lending money is an essential part of the banking business. However, borrowers do not always repay their loans. The risk of non-payment is historically small, but if nonpayment levels are greater than anticipated, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected. No assurance can be given that our underwriting practices or monitoring procedures and policies will reduce certain lending risks. Loan losses can cause insolvency and failure of a financial institution and, in such an event, our stockholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect our earnings and financial condition. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for probable incurred losses due to loan defaults, non-performance, and other qualitative factors. Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, loan portfolio performance, fair value of collateral securing the loans, current economic conditions and geographic concentrations within the portfolio. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our earnings and financial condition. For more information about our analysis and determination of allowance for loan losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our SBA lending program is dependent upon the federal government and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the federal government. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders. Also, any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, could adversely affect our business and earnings.

We generally sell the guaranteed portion of our SBA 7(a) program loans in the secondary market. These sales have resulted in premium income for us at the time of sale and created a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) program loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) program loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could adversely affect our business and earnings.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our business and earnings.

If an other-than-temporary-impairment is recorded in connection with our investment portfolio it could have a negative impact on our profitability.

Our investment portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, and privately-issued collateralized mortgage obligations and asset-backed securities. We must evaluate these securities for other-than-temporary impairment loss (“OTTI”) on a periodic basis. The privately-issued collateralized mortgage obligations and asset-backed securities exhibit signs of weakness, which may necessitate an OTTI charge in the future should the financial condition of the pools deteriorate further. Also, given the current economic environment and possible further deterioration in economic conditions, we may need to record an OTTI charge for our other investments should the issuers of those securities experience financial difficulties. Any future OTTI charges could adversely affect our earnings.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Changing interest rates may hurt our earnings and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income. At September 30, 2016, approximately $220.5 million, or 40.4% of the total loan portfolio, consisted of fixed-rate mortgage loans. This investment in fixed-rate mortgage loans exposes the Company to increased levels of interest rate risk.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in our results of operations in the periods in which they become known.  At September 30, 2016, our goodwill totaled $7.9 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2016, which is the most recent date for which data is available from the FDIC, we held approximately 12.17%, 2.78%, 34.48%, 81.84% and 10.86% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

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

A disruption, failure in or breach, including cyber-attacks, of our operational, communications, information or security systems, or those of our third party vendors and other service providers, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

We rely heavily on communications and information systems to conduct our business and face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Any failure or interruption of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure or interruption of these information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions of these information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks and those of our customers may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact and result in significant losses by us and/or our customers. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

We are inherently exposed to risks caused by the use of computer, internet and telecommunications systems, and susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses to us or our clients, privacy breaches against our clients or damage to our reputation. These risks include fraud by employees, customers and other outside entities targeting us and/or our customers, and such fraudulent activity may take many forms, including internet fraud, check fraud, electronic fraud, wire fraud, phishing, and other dishonest acts. In recent periods, there has been a rise in electronic fraudulent activity within the financial services industry, especially in the commercial banking sector, due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity in recent periods. Given such increase in electronic fraudulent activity and the growing level of use of electronic, internet-based and networked systems to conduct business directly or indirectly with our clients, certain fraud losses may not be avoidable regardless of the preventative and detection systems in place.

Although, to date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of our business operations and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations, and we depend on our ability to attract and retain key personnel.

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our executive and other senior officers. Although we are party to non-compete and non-solicitation agreements with certain executive, senior and other officers, the unexpected loss of any of our key employees could have an adverse effect on our business, results of operations and financial condition.

The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. The market for qualified employees in the businesses in which we operate is competitive and we may not be successful in attracting, hiring or retaining key personnel. Our inability to attract, hire or retain key personnel could have a material adverse effect on our business, results of operations and financial condition.

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2016 or that we will be able to pay future dividends at all.

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

Insiders have substantial control over us, and this control may limit our shareholders’ ability to influence corporate matters and may delay or prevent a third party from acquiring control over us.

As of December 16, 2016, our directors, executive officers, and their related entities and persons currently beneficially own, in the aggregate, approximately 20.4% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our directors, executive officers, and their related entities and persons, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in this Report.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of September 30, 2016.

Location	Year Opened	Owned/ Leased

Main Office:

Clarksville Main Office 501 East Lewis & Clark Parkway Clarksville, Indiana	1968	Owned

Branch Offices:

Jeffersonville - Allison Lane Office 2213 Allison Lane Jeffersonville, Indiana	1975	Owned

Charlestown Office 1100 Market Street Charlestown, Indiana	1993	Owned

Georgetown Office 1000 Copperfield Drive Georgetown, Indiana	2003	Owned

Jeffersonville - Court Avenue Office 202 East Court Avenue Jeffersonville, Indiana	1986	Owned

Sellersburg Office 125 Hunter Station Way Sellersburg, Indiana	1995	Owned

Corydon Office 900 Hwy 62 NW Corydon, Indiana	1996	Owned

Salem Office 1336 S Jackson Street Salem, Indiana	1995	Owned

English Office 200 Indiana Avenue English, Indiana	1925	Owned

Marengo Office 125 W Old Short Street Marengo, Indiana	1984	Owned

Leavenworth Office 510 Hwy 62 Leavenworth, Indiana	1969	Owned

Lanesville Office 7340 Main Street NE Lanesville, Indiana	1948	Owned

Elizabeth Office 8160 Beech Street SE Elizabeth, Indiana	1975	Owned

New Albany Office 2218 State Street New Albany, Indiana	2013	Leased

The Bank owns two former branch office locations that have been closed and the operations of which were consolidated into existing branch office operations. The property located in Floyds Knobs, Indiana is utilized by the Bank as an operation center and the property located in Milltown, Indiana, is valued at $85,500 and was included in “other real estate owned, held for sale” at September 30, 2016 on the balance sheet of the Consolidated Financial Statements beginning on page F-1 of this annual report.

The Company owned a 4.077 acre parcel of land in New Albany, Indiana, which was developed by FFCC. The retail development included over 36,000 square feet of leasable class-A retail space and included the Bank’s New Albany branch office location. The retail development was sold September 29, 2016, at which time a 10-year lease with several renewal options was executed between the Bank and the new buyer for the branch office location. See Notes 5 and 7 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the sale of this property.

The Company purchased an 8.097 acre parcel of land in Jeffersonville, Indiana, in July 2013 upon which it may locate a new main office and subsequently divest of additional unused acreage in future years. However, there were no formal plans as of September 30, 2016 to proceed with a new main office location or divestiture of the additional acreage. This land, with a carrying value of approximately $1.73 million, was included in “premises and equipment” at September 30, 2016 on the balance sheet of the Consolidated Financial Statements beginning on page F-1 of this annual report.

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol “FSFG.” As of December 16, 2016, the Company had approximately 247 holders of record and 2,206,787 shares of common stock outstanding. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 26 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company.

The following table provides quarterly market price and dividend information per common share for the fiscal years ended September 30, 2016 and 2015 as reported by NASDAQ.

	High	Low		Market price
	Sale	Sale	Dividends	end of period
2016:

Fourth Quarter	$36.20	$34.54	$0.13	$36.16
Third Quarter	36.30	32.80	0.13	34.54
Second Quarter	36.00	32.50	0.13	33.98
First Quarter	36.98	33.89	0.12	36.43

2015:

Fourth Quarter	$36.39	$29.25	$0.12	$34.00
Third Quarter	30.00	28.05	0.12	29.75
Second Quarter	29.57	25.55	0.12	28.95
First Quarter	26.45	24.50	0.11	26.25

On November 16, 2016, the Company declared a quarterly cash dividend of $0.13 per share on its outstanding common stock, payable on or about December 30, 2016 to stockholders of record as of the close of business on December 2, 2016. The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future.

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2016:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2016 through July 31, 2016	—	—	—	73,657
August 1, 2016 through August 31, 2016	—	—	—	73,657
September 1, 2016 through September 30, 2016	—	—	—	73,657
Total	—	—	—	73,657

(1)	On November 16, 2012, the Company announced that its Board of Directors authorized a stock repurchase program to acquire up to 230,217 shares, or 10.0% of the Company’s outstanding common stock. Under the program, which has no expiration date, repurchases are to be conducted through open market purchases or privately negotiated transactions, and are to be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. Repurchased shares will be held in treasury.

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2016 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	187,050	$13.25	88,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	187,050	$13.25	88,000

In December 2015 the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”), which the Company’s shareholders approved in February 2016. The 2016 Plan provides for the award of stock options and restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. As of September 30, 2016, no restricted shares and no stock options had been granted under the 2016 Plan. In November 2016, the Company granted 17,265 restricted shares, 42,895 incentive stock options and 8,400 non-statutory stock options to directors, officers and key employees. The restricted shares and stock options granted will vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award. See Note 17 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information.

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

	At September 30,
(In thousands)	2016	2015	2014	2013	2012
Financial Condition Data:
Total assets	$796,516	$749,946	$713,129	$660,455	$638,913
Cash and cash equivalents	29,342	24,994	20,330	20,815	38,791
Trading account securities	9,255	9,044	5,319	3,210	3,562
Securities available-for-sale	174,493	178,328	184,697	164,167	152,543
Securities held-to-maturity	3,166	4,620	5,419	6,417	7,848
Loans, net	518,611	457,112	433,876	408,375	389,067
Deposits	579,467	533,297	533,194	477,726	494,234
Borrowings from FHLB	121,633	104,867	79,548	89,348	53,062
Other borrowings	1,345	5,974	6,150	6,308	3,461
Stockholders’ equity	86,580	94,357	87,080	82,253	82,926

	For the Year Ended September 30,
(In thousands)	2016	2015	2014	2013	2012
Operating Data:
Interest income	$29,456	$27,987	$27,494	$27,175	$25,994
Interest expense	4,167	3,778	3,555	3,936	4,675
Net interest income	25,289	24,209	23,939	23,239	21,319
Provision for loan losses	637	859	1,246	1,858	1,532
Net interest income after provision for loan losses	24,652	23,350	22,693	21,381	19,787
Noninterest income	3,372	5,976	5,046	4,258	3,422
Noninterest expense	22,435	20,999	20,272	19,132	17,464
Income before income taxes	5,589	8,327	7,467	6,507	5,745
Income tax expense (benefit)	(2,322)	1,576	2,077	1,811	1,458
Net income	7,911	6,751	5,390	4,696	4,287
Less: Preferred stock dividends declared	62	171	171	171	171
Net income available to common shareholders	$7,849	$6,580	$5,219	$4,525	$4,116

	For the Year Ended September 30,
	2016	2015	2014	2013	2012
Per Share Data:
Net income per common share, basic	$3.57	$3.07	$2.46	$2.09	$1.90
Net income per common share, diluted	3.41	2.93	2.34	1.99	1.85
Dividends per common share	0.51	0.47	0.43	0.70	0.00

	At or For the Year Ended September 30,
	2016	2015	2014	2013	2012
Performance Ratios:
Return on average assets	1.03%	0.93%	0.78%	0.72%	0.75%

Return on average equity	9.04	7.43	6.38	5.63	5.42

Return on average common stockholders’ equity	9.73	9.16	8.01	7.09	6.92

Interest rate spread (1)	3.71	3.74	3.86	3.98	4.07

Net interest margin (2)	3.81	3.84	3.93	4.09	4.22

Other expenses to average assets	2.93	2.88	2.92	2.94	3.05

Efficiency ratio (3)	68.20	69.57	69.94	69.58	70.59

Average interest-earning assets to average interest-bearing liabilities	117.86	116.90	114.66	115.27	116.16

Dividend payout ratio	14.03	14.74	16.96	33.48	–

Average equity to average assets	11.45	12.47	12.17	12.81	13.81

Capital Ratios (4):
Total capital (to risk-weighted assets):
Consolidated	11.82%	16.21%	N/A	N/A	N/A
Bank	11.33	13.13	14.87%	17.04%	17.07%

Tier 1 capital (to risk-weighted assets):
Consolidated	10.66	14.96	N/A	N/A	N/A
Bank	10.16	11.88	13.62	15.78	15.82

Common equity Tier 1 capital (to risk-weighted assets):
Consolidated	10.66	14.96	N/A	N/A	N/A
Bank	10.16	11.88	N/A	N/A	N/A

Tier 1 capital (to average adjusted total assets):
Consolidated	8.43	11.01	N/A	N/A	N/A
Bank	8.09	8.67	9.14	10.36	10.12

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	First Savings Financial Group was not subject to the regulatory capital requirements until its conversion from a savings and loan holding company to a bank holding company in December 2014. Therefore, the capital amounts and ratios presented for the years ended September 30, 2014, 2013, and 2012 are for the Bank only.

	At or For the Year Ended September 30,
	2016	2015	2014	2013	2012
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.30%	1.37%	1.40%	1.32%	1.23%

Allowance for loan losses as a percent of nonperforming loans	182.76	150.37	145.96	61.15	84.12

Net charge-offs to average outstanding loans during the period	0.03	0.11	0.12	0.30	0.35

Nonperforming loans as a percent of total loans	0.71	0.91	0.96	2.17	1.46

Nonperforming assets as a percent of total assets	1.49	1.75	1.79	2.39	2.21

Other Data:
Number of offices	14	14	15	15	14
Number of deposit accounts	33,407	33,430	34,049	34,788	36,259
Number of loans	5,409	5,373	5,482	5,663	6,072

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts and loan servicing fees), increases in the cash surrender value of life insurance, fees from sale of residential mortgage and SBA loans originated for sale in the secondary market, commissions on sales of securities and insurance products, rents from real estate leasing, and net realized and unrealized gains on trading account securities. We also recognize income from the sale of investment securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, data processing expenses, professional service fees, federal deposit insurance premiums, advertising, net losses on foreclosed real estate and other miscellaneous expenses. Our noninterest expenses increased for the year ended September 30, 2016 when compared to 2015 primarily as a result of increased compensation and benefits and data processing.

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

Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans. Our data processing expenses increased in the year ended September 30, 2016 when compared to 2015 primarily as a result of the replacement of customer magnetic strip debit cards with EMV chip cards in 2016.

Professional fees expense represents the fees we pay to third parties for legal, accounting, investment advisory and other consulting services. Our professional fees increased in the year ended September 30, 2016 when compared to 2015 primarily as a result of the Bank’s enhancement of the SBA lending program.

Federal deposit insurance premiums are payments we make to the FDIC to insure of our deposit accounts.

Other expenses include expenses for office supplies, postage, telephone, insurance, regulatory assessments and other miscellaneous operating expenses.

Critical Accounting Policies

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to general practices within the banking industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that require management to make assumptions about matters that are highly uncertain at the time an accounting estimate is made; and different estimates that the Company reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the Company’s financial condition, changes in financial condition or results of operations. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under generally accepted accounting principles. Significant accounting policies, including the impact of recent accounting pronouncements, are discussed in Note 1 of the Notes to Consolidated Financial Statements. The policies considered to be the critical accounting policies are described below.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. Note 1 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report describes the methodology used to determine the allowance for loan losses. The Company has not made any substantive changes to its methodology for determining the allowance for loan losses during the fiscal year ended September 30, 2016, and there have been no material changes in the assumptions or estimation techniques compared to prior years.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as investment securities. However, for those items for which market-based prices do not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans held for sale, loan servicing rights, goodwill and other intangible assets, foreclosed and other repossessed assets, estimated present value of impaired loans, value ascribed to stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. See Notes 22 and 23 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information.

Deferred Tax Assets. Income tax expense involves estimates related to the valuation allowance on deferred tax assets. A valuation allowance reduces deferred tax assets to the amount management believes is more likely than not to be realized. In evaluating the realization of deferred tax assets, management considers the likelihood that sufficient taxable income of appropriate character will be generated within carryback and carryforward periods, including consideration of available tax planning strategies. See Note 18 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information.

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution. We plan to achieve this by executing our strategy of:

•	continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties;

•	pursuing opportunities to increase commercial real estate lending and commercial business lending, including SBA 7(a) program lending;

•	improving customer service and product offerings by leveraging the Bank’s investment in the core operating system and in new technology;

•	providing exceptional customer service to attract and retain customers;

•	promoting our presence, brand image and product offerings in our primary market area;

•	continuing to monitor asset quality and credit risk in the loan and investment portfolios;

•	recognizing improvements in noninterest income with respect to service charges on deposits as a result of restructuring deposit account types and fees, interchange income as a result of promoting increased debit card usage, commission income related to non-deposit investment products, and gains on sales of mortgage loans and portions of loans guaranteed by the SBA in the secondary market;

•	expanding our market share and market area by opening new branch offices and pursuing opportunities to acquire other financial institutions or branches; and

•	increasing shareholder value through stock repurchase programs and dividends.

Continuing our historical focus on residential mortgage lending but de-emphasizing residential mortgage lending secured by non-owner occupied properties.

Historically, our predominant lending activity has been residential mortgage lending in our primary market area. A significant portion of the residential mortgage loans that we had originated before 2005 are secured by non-owner occupied properties, which generally carry a greater risk of loss than loans secured by owner-occupied properties. However, since 2005, we have de-emphasized non-owner occupied residential mortgage lending and have focused, and intend to continue to focus, our residential mortgage lending primarily on originating residential mortgage loans secured by owner-occupied properties. At September 30, 2016, 32.2% of our total loans were residential mortgage loans and 17.9% of our residential mortgage loans were secured by non-owner occupied properties. We intend to continue our emphasis on residential mortgage lending because this type of lending generally carries lower credit risk and has contributed to our historically favorable asset quality.

Pursuing opportunities to increase commercial real estate lending and commercial business lending.

Commercial real estate loans and commercial business loans provide us the opportunity to earn more income because these loans generally have higher interest rates than residential mortgage loans in order to compensate for the increased credit risk. In recent periods, we have focused more heavily on commercial real estate and commercial business lending and intend to continue pursuing these lending opportunities. At September 30, 2016, commercial real estate loans and commercial business loans represented 39.3% and 7.6%, respectively, of our total loans.

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area. This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees. The Company originated $38.5 million of these loans during the year ended September 30, 2016 and the portfolio balance was $93.3 million at September 30, 2016.

Beginning in April 2015, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in U.S. Small Business Administration (“SBA”) lending in order to enhance the Company’s proficiency in SBA 7(a) and other program loan originations and sales. The Bank intends to continue hiring additional business development officers and appropriate supporting staff in order to grow this program, the borrowers and collateral for which are outside of our primary market area. The primary purpose of the program is to originate SBA 7(a) program loans and sell the amounts guaranteed by the SBA in the secondary market. The program is also designed to diversify the Company’s geographic and interest rate risk profile with respect to the retained unguaranteed amounts given the geographic dispersion of the loans and collateral, and their floating rate structure. The Company originated SBA loans with a total commitment of $27.0 million during the year end September 30, 2016. At September 30, 2016, $23.5 million of SBA loans included sold guaranteed portions of $13.6 million, for a net position of $10.0 million outstanding in our portfolio.

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

Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. During the years 2012 through 2015, we placed special emphasis on the improvement of asset quality and reductions in the levels of classified and criticized assets, which has resulted in significant improvements. We will continue to place emphasis on maintaining a robust credit culture, improving asset quality, and reducing classified and criticized assets. For more information about our monitoring of credit risk and improvement in levels of classified and criticized assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Recognizing improvements in noninterest income.

The Company underperforms compared to its peers with respect to service charges on deposit fee income. Therefore, the Company continues to focus on enhancing service charges on deposit fee income as the Bank continues to transition its deposit base to that more consistent with a commercial bank, and seek alternative sources of noninterest income. In addition, the Company expects to generate additional noninterest income as a result of gains on sales of loan amounts guaranteed by the SBA sold in the secondary market.

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

The Company has been active in the repurchase of its common shares and has purchased and committed a net of 337,255 shares to treasury as of September 30, 2016, which represents 13.3% of the 2,542,042 common shares issued in its public offering in October 2008. In addition, the Company has 73,657 common shares remaining for repurchase under the stock repurchase program approved by its Board of Directors on November 16, 2012. Under the program, repurchases are to be conducted through open market purchases or privately negotiated transactions, and are to be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. For more information about our stock repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

The Company paid a cash dividend of $0.12 per common share during the quarter ended December 31, 2015 and increased the quarterly cash dividend plan to $0.13 per common share beginning with the quarter ended March 31, 2016, under which it paid $0.13 per common share for the quarters ended March 31, June 30 and September 30, 2016, for a total of $0.51 per common share paid during the fiscal year ended September 30, 2016. The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future. For more information about our dividends, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Balance Sheet Analysis

Cash and Cash Equivalents. At September 30, 2016 and 2015, cash and cash equivalents totaled $29.3 million and $25.0 million, respectively. The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but interest-bearing. The average amount of those reserve balances for the year ended September 30, 2016 was approximately $10.3 million.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans. To a lesser extent, we originate various consumer loans including home equity lines of credit.

At September 30, 2016, residential mortgage loans totaled $178.4 million, or 32.2% of total loans, compared to $181.9 million, or 37.2% of total loans at September 30, 2015. Total residential mortgage loan balances decreased in 2016 primarily due to repayments and refinancings that were sold in the secondary market. We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 25-year and 30-year fixed-rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income. Management intends to continue offering short-term adjustable rate residential mortgage loans and generally sell long-term fixed rate mortgage loans in the secondary market with servicing released.

Commercial real estate loans totaled $217.4 million, or 39.3% of total loans at September 30, 2016, compared to $173.0 million, or 35.9% of total loans at September 30, 2015. The balance of commercial real estate loans has increased primarily due to the previously discussed lending program that is focused on loans secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area. Management continues to focus on pursuing nonresidential loan opportunities in order to further diversify the loan portfolio.

Multi-family real estate loans totaled $18.4 million, or 3.3% of total loans at September 30, 2016, compared to $21.6 million, or 4.5% of total loans at September 30, 2015. These loans are primarily secured by apartment buildings and other multi-tenant developments in our primary market area.

Residential construction loans totaled $24.3 million, or 4.4% of total loans, at September 30, 2016 of which $10.6 million were speculative construction loans. At September 30, 2015, residential construction loans totaled $19.7 million, or 4.1% of total loans, of which $8.9 million were speculative loans. The increase in residential construction loans is due primarily to the continuing recovery of the housing market.

Commercial construction loans totaled $33.7 million, or 6.1% of total loans, at September 30, 2016 compared to $15.5 million, or 3.2% of total loans at September 30, 2015. The increase is due primarily to the increase of commercial construction in our primary market area.

Land and land development loans totaled $11.1 million, or 2.0% of total loans at September 30, 2016, compared to $11.1 million, or 2.3% of total loans at September 30, 2015. These loans are primarily secured by vacant lots to be improved for residential and nonresidential development, and farmland.

Commercial business loans totaled $42.0 million, or 7.6% of total loans, at September 30, 2016 compared to $32.6 million, or 6.8% of total loans, at September 30, 2015. The increase is due primarily to the increase of commercial business lending opportunities in our primary market area. Management continues to focus on pursuing commercial business loan opportunities in order to further diversify the loan portfolio.

Consumer loans totaled $28.3 million, or 5.1% of total loans, at September 30, 2016 compared to $27.0 million, or 5.6% of total loans, at September 30, 2015. In general, organic consumer loans including automobile loans, home equity lines of credit, unsecured loans and loans secured by deposits, has only slightly increased due to pay-downs, payoffs, charge-offs and management’s decision to focus on other lending opportunities with less inherent credit risk. Home equity lines of credit increased $1.9 million, or 10.0%, while automobile loans decreased $594,000, or 10.9%, and other consumer loans decreased $57,000, or 2.6%, from September 30, 2015 to September 30, 2016.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$178,364	32.22%	$181,873	37.70%	$182,743	40.94%	$184,390	44.10%	$190,958	47.72%
Commercial	217,378	39.27	172,995	35.86	153,896	34.48	117,782	28.17	90,290	22.56
Multi-family	18,431	3.32	21,647	4.49	21,286	4.77	26,759	6.40	23,879	5.97
Residential construction	24,275	4.39	19,723	4.08	14,528	3.25	12,537	3.00	10,748	2.69
Commercial construction	33,685	6.09	15,548	3.22	8,354	1.87	6,730	1.61	5,182	1.29
Land and land development	11,137	2.01	11,061	2.29	11,290	2.53	11,396	2.73	12,320	3.08
Total	483,270	87.30	422,847	87.64	392,097	87.84	359,594	86.01	333,377	83.31

Commercial business	41,967	7.58	32,574	6.75	28,448	6.37	31,627	7.56	36,189	9.04

Consumer:
Home equity lines of credit	21,370	3.86	19,423	4.03	17,903	4.01	17,133	4.10	18,294	4.57
Auto loans	4,858	0.88	5,452	1.13	5,619	1.26	6,519	1.56	8,219	2.05
Other	2,102	0.38	2,159	0.45	2,320	0.52	3,266	0.77	4,114	1.03
Total	28,330	5.12	27,034	5.61	25,842	5.79	26,918	6.43	30,627	7.65

Gross loans	553,567	100.00%	482,455	100.00%	446,387	100.00%	418,139	100.00%	400,193	100.00%
Undisbursed portion of construction loans	(27,623)		(18,599)		(6,271)		(4,389)		(6,602)
Principal loan balance	525,944		463,856		440,116		413,750		393,591

Deferred loan origination fees and costs, net	(211)		(120)		10		163		382
Allowance for loan losses	(7,122)		(6,624)		(6,250)		(5,538)		(4,906)
Loans, net	$518,611		$457,112		$433,876		$408,375		$389,067

Loan Maturity

The following table sets forth certain information at September 30, 2016 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At September 30, 2016
(In thousands)	Residential Real Estate (1)	Commercial Real Estate (2)	Construction (3)	Commercial Business	Consumer	Total Loans
Amounts due in:
One year or less	$17,342	$41,000	$57,960	$17,820	$5,757	$139,879
More than one year to two years	12,265	25,567	-	5,978	4,488	48,298
More than two years to three years	10,912	21,567	-	4,622	3,343	40,444
More than three years to five years	19,751	42,202	-	5,399	4,441	71,793
More than five years to ten years	41,499	75,190	-	5,468	6,940	129,097
More than ten years to fifteen years	34,034	16,543	-	1,273	3,361	55,211
More than fifteen years	60,992	6,446	-	1,407	-	68,845
Total	$196,795	$228,515	$57,960	$41,967	$28,330	$553,567

(1)       Includes multi-family loans.

(2)       Includes farmland and land and land development loans.

(3)       Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2016 that are due after September 30, 2017, and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$84,591	$94,862	$179,453
Commercial real estate (2)	73,541	113,974	187,515
Construction	-	-	-
Commercial business	16,106	8,041	24,147
Consumer	4,201	18,372	22,573
Total	$178,439	$235,249	$413,688

(1)       Includes multi-family loans.

(2)       Includes farmland and land and land development loans.

Trading Account Securities. Our trading account securities represent an investment in a managed brokerage account that invests in small and medium lot, investment grade municipal bonds. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At September 30, 2016 and 2015, trading account securities recorded at fair value totaled $9.3 million and $9.0 million, respectively, comprised of investment grade municipal bonds. See Note 3 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding trading account securities.

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and a pass-through asset-backed security guaranteed by the SBA. Available for sale securities decreased by $3.8 million, from $178.3 million at September 30, 2015 to $174.5 million at September 30, 2016, due primarily to maturities and calls of $6.7 million and principal repayments of $14.7 million, which more than offset purchases of $15.7 million and unrealized gains of $2.6 million. There were no sales recognized in 2016.

Securities Held to Maturity. Our held to maturity securities portfolio consists of mortgage-backed securities issued by government sponsored enterprises and municipal bonds. Held to maturity securities decreased by $1.5 million from September 30, 2015 to September 30, 2016, due primarily to maturities and principal repayments of $1.6 million.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2016		2015		2014
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Agency bonds and notes	$1,024	$1,032	$5,564	$5,582	$12,269	$12,091
Agency mortgage-backed securities	46,376	47,405	47,418	48,278	51,845	52,255
Agency CMO	16,053	16,095	18,943	19,014	29,648	29,484
Privately-issued CMO	2,359	2,652	3,005	3,470	3,302	3,920
Privately-issued asset-backed	3,675	4,532	4,820	6,109	5,552	7,353
SBA certificates	1,220	1,227	1,472	1,480	1,753	1,762
Municipal	94,567	101,550	90,380	94,395	74,148	77,832
Total	$165,274	$174,493	$171,602	$178,328	$178,517	$184,697

Securities held to maturity:
Agency mortgage-backed securities	$260	$283	$345	$376	$455	$492
Municipal	2,906	3,371	4,275	4,815	4,964	5,357
Total	$3,166	$3,654	$4,620	$5,191	$5,419	$5,849

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2016. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 34%. Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available for sale:

Agency bonds and notes	$–	–%	$–	–%	$–	–%	$1,032	1.50%	$1,032	1.50%
Agency mortgage-backed securities	10	4.65	9,613	1.95	5,061	2.12	32,721	2.36	47,405	2.25
Agency CMO	–	–	3,200	1.80	1,088	1.88	11,807	1.91	16,095	1.89
Privately-issued CMO	–	–	–	–	–	–	2,652	9.01	2,652	9.01
Privately-issued ABS	–	–	–	–	–	–	4,532	17.62	4,532	17.62
SBA certificates	–	–	–	–	1,227	1.63	–	–	1,227	1.63
Municipal	2,252	4.45	8,919	4.61	21,267	4.59	69,112	4.84	101,550	4.76
Total	$2,262	4.45%	$21,732	3.02%	$28,643	3.92%	$121,856	4.43%	$174,493	4.17%

Securities held to maturity:

Agency mortgage-backed securities	$–	–%	$–	–%	$–	–%	$260	4.91%	$260	4.91%
Municipal	208	6.80	962	6.85	1,171	6.91	565	6.63	2,906	6.83
Total	$208	6.80%	$962	6.85%	$1,171	6.91%	$825	6.09%	$3,166	6.67%

As of September 30, 2016, we did not own any investment securities of a single issuer that had an aggregate book value in excess of 10% of the Company’s stockholders’ equity at that date, other than securities and obligations issued by U.S. government agencies and sponsored enterprises.

Deposits. Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments. Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and time deposits. Deposits increased $46.2 million from $533.3 million at September 30, 2015 to $579.5 million at September 30, 2016. The Bank recognized increases in time deposits of $15.3 million, interest-bearing savings accounts of $9.4 million, interest-bearing checking accounts of $9.1 million, noninterest-bearing checking accounts of $8.7 million and money market deposit accounts of $3.7 million when comparing the two years. Brokered certificates of deposit totaled $81.5 million at September 30, 2016 compared to $59.4 million at September 30, 2015. We have continued to promote relationship-oriented deposit accounts but at times also utilize brokered certificates of deposit as a lower-cost alternative to retail time deposits. In addition, we have continued to develop and promote cash management services including sweep accounts and remote deposit capture in order to increase the level of commercial deposit accounts. We believe that the development and promotion of these products has made us more competitive in attracting commercial deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2016	2015	2014
Non-interest-bearing demand deposits	$79,859	$71,184	$56,092
NOW accounts	145,816	136,670	117,200
Money market accounts	60,702	57,008	81,144
Savings accounts	83,911	74,539	71,235
Time deposits	209,179	193,896	207,523
Total	$579,467	$533,297	$533,194

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2016. Jumbo certificates of deposit require minimum deposits of $100,000.

(In thousands)	Amount
Three months or less	$5,574
Over three through six months	5,502
Over six through twelve months	8,389
Over twelve months	21,342
Total	$40,807

The following table sets forth time deposits classified by rates at the dates indicated.

	At September 30,
(In thousands)	2016	2015	2014
0.00 - 1.00%	$132,477	$128,176	$134,795
1.01 - 2.00%	62,153	42,584	38,502
2.01 - 3.00%	8,946	15,344	25,203
3.01 - 4.00%	4,047	4,179	5,156
4.01 - 5.00%	892	1,674	1,935
5.01 - 6.00%	664	1,939	1,932
Total	$209,179	$193,896	$207,523

The following table sets forth the amount and maturities of time deposits at September 30, 2016.

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
0.00 - 1.00%	$101,447	$16,650	$6,715	$7,665	$132,477	63.33%
1.01 - 2.00%	12,719	1,771	28,115	19,548	62,153	29.71
2.01 - 3.00%	12	–	109	8,825	8,946	4.28
3.01 - 4.00%	18	329	1,558	2,142	4,047	1.93
4.01 - 5.00%	411	80	11	390	892	0.43
5.01 - 6.00%	658	6	–	–	664	0.32
Total	$115,265	$18,836	$36,508	$38,570	$209,179	100.00%

Borrowings. We use borrowings from the FHLB consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments. We also utilize retail repurchase agreements as a source of borrowings.

The following table sets forth certain information regarding the Bank’s use of FHLB borrowings.

	Year Ended September 30,
(Dollars in thousands)	2016	2015	2014
Maximum amount of FHLB borrowings outstanding at any month-end during period	$121,633	$119,085	$102,565
Average FHLB borrowings outstanding during period	100,894	94,413	88,271
Weighted average interest rate during period	1.50%	1.24%	1.27%
Balance outstanding at end of period	$121,633	$104,867	$79,548
Weighted average interest rate at end of period	1.50%	1.48%	1.10%

The outstanding balance of borrowings from the FHLB increased $16.7 million, from $104.9 million at September 30, 2015 to $121.6 million at September 30, 2016. FHLB borrowings are primarily used to fund loan demand and to purchase available for sale securities. See Note 13 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding FHLB borrowings.

The following table sets forth certain information regarding the Bank’s use of borrowings under retail repurchase agreements.

	Year Ended September 30,
(Dollars in thousands)	2016	2015	2014
Maximum amount of retail repurchase agreements outstanding at any month-end during period	$1,345	$1,342	$1,338
Average retail repurchase agreements outstanding during period	1,343	1,340	1,336
Weighted average interest rate during period	0.25%	0.25%	0.25%
Balance outstanding at end of period	$1,345	$1,342	$1,338
Weighted average interest rate at end of period	0.25%	0.25%	0.25%

See Note 12 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding repurchase agreements.

Other Long-Term Debt. On July 27, 2012, FFCC entered into a loan agreement with another financial institution to finance the retail development project discussed in Note 5 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report. The loan had a maximum commitment of $5.0 million and the outstanding balance of the loan was $4.6 million at September 30, 2015. The real estate development was sold on September 29, 2016, at which time the loan was repaid in full. See Note 14 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding other long-term debt.

Stockholders’ Equity. Stockholders’ equity decreased $7.8 million, from $94.4 million at September 30, 2015 to $86.6 million at September 30, 2016. The decrease is due to the redemption of $17.1 million of preferred stock, which was originally issued pursuant to the Small Business Lending Fund (“SBLF”) program of the United States Department of the Treasury. The redemption of the SBLF preferred stock was partially offset by retained net income of $6.7 million and an increase in the net unrealized gain on available for sale securities of $1.7 million during the year ended September 30, 2016. See Note 26 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the SBLF program preferred stock.

Results of Operations for the Years Ended September 30, 2016 and 2015

Overview. The Company reported net income of $7.9 million and net income available to common shareholders of $7.8 million ($3.41 per common share diluted; weighted average common shares outstanding of 2,303,628, as adjusted) for the year ended September 30, 2016, compared to net income of $6.8 million and net income available to common shareholders of $6.6 million ($2.93 per common share diluted; weighted average common shares outstanding of 2,247,966, as adjusted) for the year ended September 30, 2015. During the year ended September 30, 2016, the Company recognized a $4.7 million historic structure rehabilitation tax credit related to its equity investment in a community-based economic development (“CBED”) project, which resulted in a net tax benefit of $2.3 million for the year. As a result of the recognition of the tax credit, the Company also recognized a $4.2 million impairment loss in noninterest income during the year ended September 30, 2016 related to the equity investment in the CBED project. The net impact of the tax benefit and the impairment loss was a $332,000 increase in net income for the year ended September 30, 2016. During the year ended September 30, 2016, the Company also recognized $2.0 million in other income related to the gain on sale of its commercial real estate development in New Albany, Indiana (“Wesley Commons”). Excluding these nonrecurring items, the Company would have reported net income and net income available to common shareholders of $6.5 million, or $2.80 per diluted share, for the year ended September 30, 2016. Net income for 2015 included an $831,000 gain on life insurance. Excluding the impact of this nonrecurring item, the Company would have reported net income of $6.1 million and net income available to common shareholders of $5.9 million, or $2.64 per diluted share, for the year ended September 30, 2015.

Net Interest Income. Net interest income increased $1.1 million or 4.5%, from $24.2 million for the year ended September 30, 2015 to $25.3 million for the year ended September 30, 2016, primarily as the result of an increase in the average balance of interest earning assets from 2015 to 2016, which more than offset a decrease in the interest rate spread from 2015 to 2016. The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased from 3.74% for 2015 to 3.71% for 2016 due primarily to an increase in the average balance of interest-bearing liabilities from $565.9 million for 2015 to $591.1 million for 2016, and an increase in the average cost of interest-bearing liabilities from 0.67% for 2015 to 0.70% for 2016.

Total interest income increased $1.5 million, or 5.2%, from $28.0 million for the year ended September 30, 2015 to $29.5 million for the year ended September 30, 2016. The increase in total interest income is due primarily to an increase in the average balance of interest earning assets of $35.0 million, from $661.6 million for 2015 to $696.6 million for 2016, with the average tax-equivalent yield on interest-earning assets of 4.41% for both 2015 and 2016. The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $36.3 million and interest-bearing deposits with banks of $4.5 million.

Interest income on loans increased $1.5 million, or 6.7%, from $21.4 million for 2015 to $22.9 million for 2016, due primarily to an increase in the average balance of loans outstanding of $36.3 million, from $452.4 million for 2015 to $488.7 million, which more than offset the change in total interest income due to a decrease in the average tax-equivalent yield on loans from 4.76% for 2015 to 4.70% for 2016. The increase in the average balance of loans outstanding is due primarily to an increase in commercial real estate mortgage loans, as a result of the previously discussed lending program that is focused on loans secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area.

Interest income on investment securities decreased $36,000, or 0.6%, totaling $6.2 million for both 2015 and 2016. The decrease in interest income on investment securities is due primarily to a decrease in the average balance of investment securities of $5.6 million, from $185.2 million for 2015 to $179.6 million for 2016, which more than offset the change in total interest income due to an increase in the average tax-equivalent yield on investment securities from 3.93% for 2015 to 4.10% for 2016. The increase in the average tax-equivalent yield on investment securities was due primarily to an increased investment in municipal bonds, which generally provide a higher rate of interest than securities issued by U.S. government agencies and sponsored enterprises.

Total interest expense increased $389,000, or 10.2%, due primarily to an increase in the average balance of interest-bearing liabilities of $25.2 million, from $565.9 million for 2015 to $591.1 million for 2016, and an increase in the average cost of funds from 0.67% for 2015 to 0.70% for 2016. The average balance of interest-bearing deposits increased $18.8 million, or 4.0%, from $465.4 million for 2015 to $484.2 million for 2016, and the average cost of funds for deposits was 0.52% for 2015 compared to 0.51% for 2016. The average balance of borrowings increased $6.4 million, or 6.4%, from $100.5 million for 2015 to $106.9 million for 2016, and the average cost of funds for borrowings was 1.34% for 2015 compared to 1.57% for 2016. The average cost of interest-bearing liabilities increased for 2016 primarily as a result of the lengthening of maturities of wholesale funding liabilities in order to reposition the Company’s interest rate risk sensitivity position.

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

	Year Ended September 30,
	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits with banks	$21,481	$109	0.51%	$16,971	$48	0.28%	$12,356	$35	0.28%
Loans	488,702	22,955	4.70	452,426	21,526	4.76	428,844	21,047	4.91
Investment securities	130,947	6,346	4.85	135,819	6,235	4.59	136,806	6,118	4.47
Mortgage-backed securities	48,658	1,018	2.09	49,381	1,038	2.10	49,384	1,026	2.08
FRB and FHLB stock	6,859	310	4.52	6,976	303	4.34	5,802	245	4.22
Total interest-earning assets	696,647	30,738	4.41	661,573	29,150	4.41	633,192	28,471	4.50

Non-interest-earning assets	67,843			66,898			60,319
Total assets	$764,490			$728,471			$693,511

Liabilities and equity:
NOW accounts	$147,851	$306	0.21	$127,265	$242	0.19	$122,883	$241	0.20
Money market deposit accounts	57,857	148	0.26	66,153	206	0.31	67,108	244	0.36
Savings accounts	80,001	57	0.07	72,320	47	0.06	69,970	45	0.06
Time deposits	198,522	1,979	1.00	199,694	1,932	0.97	197,756	1,851	0.94
Total interest-bearing deposits	484,231	2,490	0.51	465,432	2,427	0.52	457,717	2,381	0.52

Borrowings (1)	106,852	1,677	1.57	100,480	1,351	1.34	94,534	1,174	1.24
Total interest-bearing liabilities	591,083	4,167	0.70	565,912	3,778	0.67	552,251	3,555	0.64

Non-interest-bearing deposits	75,368			62,008			51,811
Other non-interest-bearing liabilities	10,491			9,699			5,025
Total liabilities	676,942			637,619			609,087

Total equity	87,548			90,852			84,424
Total liabilities and equity	$764,490			$728,471			$693,511
Net interest income		$26,571			$25,372			$24,916
Interest rate spread			3.71%			3.74%			3.86%
Net interest margin			3.81			3.84			3.93
Average interest-earning assets to average interest-bearing liabilities			117.86			116.90			114.66

(1)	Includes FHLB borrowings, repurchase agreements and other long-term debt.

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

	Year Ended September 30, 2016 Compared to Year Ended September 30, 2015			Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$15	$46	$61	$13	$-	$13
Loans	1,695	(266)	1,429	1,077	(598)	479
Investment securities	(193)	304	111	(43)	160	117
Mortgage-backed securities	(15)	(5)	(20)	-	12	12
Other interest-earning assets	(4)	11	7	51	7	58
Total interest-earning assets	1,498	90	1,588	$1,098	(419)	679

Interest expense:
Deposits	121	(58)	63	46	-	46
Borrowings (1)	88	238	326	78	99	177
Total interest-bearing liabilities	209	180	389	124	99	223
Net increase (decrease) in net interest income	$1,289	$(90)	$1,199	$974	$(518)	$456

(1)	Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses decreased $222,000, or 25.8%, from $859,000 for the year ended September 30, 2015 to $637,000 for the year ended September 30, 2016. The gross loan portfolio increased $71.1 million, from $482.5 million at September 30, 2015 to $553.6 million at September 30, 2016, primarily in the commercial real estate mortgage and commercial business loan portfolios. However, net charge-offs in 2016 were $139,000 compared to $485,000 for 2015 and nonperforming loans decreased $508,000 from $4.4 million at September 30, 2015 to $3.9 million at September 30, 2016. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the growth in the commercial real estate mortgage loan portfolio. See “Analysis of Nonperforming and Classified Assets” included herein. It is management’s assessment that the allowance for loan losses at September 30, 2016 was adequate and appropriately reflected the inherent risk of loss in the Bank’s loan portfolio at that date.

Noninterest Income. Noninterest income decreased $2.6 million, or 43.6%, from $6.0 million for the year ended September 30, 2015 to $3.4 million for the year ended September 30, 2016. The decrease was due primarily to the aforementioned $4.2 million impairment loss on the CBED project investment in 2016, a $413,000 decrease in unrealized gain on loans held for sale, a $105,000 decrease in service charges on deposit accounts, a $139,000 decrease in real estate lease income and an $831,000 gain on life insurance policies in 2015, which more than offset increases in net gain on sale of premises and equipment, net gain on sale of real estate development, net gain on sale of loans, and net gain on trading account securities of $168,000, $1.9 million, $734,000 and $308,000, respectively. The increases in net gain on sale of premises and equipment and net gain on sale of real estate development are due primarily to the aforementioned $2.0 million gain on sale of Wesley Commons in September 2016. The increase in net gain on sale of loans is due primarily to the sale of loans guaranteed by the SBA.

Noninterest Expense. Noninterest expenses increased $1.4 million, or 6.8%, from $21.0 million for the year ended September 30, 2015 to $22.4 million for the year ended September 30, 2016. The increase was due primarily to increases in compensation and benefits and data processing expenses of $1.0 million and $197,000, respectively. The increase in compensation and benefits expense is due primarily to increased staffing as a result of the Company’s enhanced focus on its SBA lending activities, and normal salary, wage and benefits increases, which more than offset a decrease in ESOP compensation expense. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and, as a result, no ESOP compensation expense was recognized during the remainder of the 2016 fiscal year. The increase in data processing expense is due primarily to the replacement of customer magnetic strip debit cards with EMV chip debit cards and data processing expense related to SBA lending activities.

Income Tax Expense. The Company recognized an income tax benefit of $2.3 million for the year ended September 30, 2016, compared to income tax expense of $1.6 million, for an effective tax rate of 18.9%, for the year ended September 30, 2015. The tax benefit for 2016 was due to the aforementioned recognition of the $4.7 million tax credit as a result of the CBED project investment. See Note 18 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding income taxes.

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

Analysis of Nonperforming and Classified Assets. We consider nonaccrual loans, troubled debt restructurings, repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are first applied to the outstanding principal balance.

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

The following table provides information with respect to our nonperforming assets at the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be troubled debt restructurings. The Bank had 35 troubled debt restructurings totaling $7.5 million, which were performing according to their terms and on accrual status, as of September 30, 2016. See Note 4 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding trouble debt restructurings.

	At September 30,
(Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans:
Residential real estate	$1,752	$1,923	$2,431	$3,519	$2,775
Commercial real estate	1,606	1,855	1,034	4,817	899
Multi-family	–	–	–	–	–
Construction	–	–	–	29	174
Land and land development	241	–	–	–	–
Commercial business	136	210	123	218	66
Consumer	140	165	216	310	175
Total (1)	3,875	4,153	3,804	8,893	4,089

Accruing loans past due 90 days or more:
Residential real estate	22	155	458	143	1,548
Commercial real estate	–	–	–	–	3
Multi-family	–	–	–	–	–
Construction	–	–	–	–	–
Land and land development	–	–	–	–	–
Commercial business	–	94	–	–	98
Consumer	–	3	20	21	94
Total	22	252	478	164	1,743
Total nonperforming loans	3,897	4,405	4,282	9,057	5,832

Trouble debt restructurings classified as performing loans:
Residential real estate	2,590	2,767	2,710	2,187	2,993
Commercial real estate	4,692	5,186	4,671	1,274	1,290
Multifamily	–	–	–	2,306	2,356
Commercial business	95	12	22	17	14
Consumer	109	125	134	146	158
Total troubled debt restructurings classified as performing loans	7,486	8,090	7,537	5,930	6,811

Real estate owned	519	618	953	799	1,481
Other nonperforming assets	–	–	12	2	–
Total nonperforming assets	$11,902	$13,113	$12,784	$15,788	$14,124

Total nonperforming loans to total loans	0.71%	0.91%	0.96%	2.17%	1.46%
Total nonperforming loans to total assets	0.49	0.59	0.60	1.37	0.91
Total nonperforming assets to total assets	1.49	1.75	1.79	2.39	2.21

(1)	Total nonaccrual loans includes four, two, four, and seven trouble debt restructurings that were on nonaccrual status at September 30, 2016, 2015, 2014 and 2013, respectively, totaling $1.6 million, $1.6 million, $910,000 and $4.8 million, respectively.

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

The following table shows the aggregate amounts of investment in classified and criticized assets at the dates indicated.

	At September 30,
(In thousands)	2016	2015	2014
Special mention assets	$584	$6,250	$14,832

Substandard assets (1)	15,310	18,289	17,277
Doubtful assets	104	420	224
Loss assets	–	–	–
Total classified assets	15,414	18,709	17,501

Total criticized assets	$15,998	$24,959	$32,333

(1)	Includes substandard loans and investment securities, other real estate owned and repossessed assets.

Classified assets includes loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore, are not included as nonperforming assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Classified assets also include investment securities that have experienced a downgrade of the security’s credit quality rating by various rating agencies.

At September 30, 2016, the Company held seventeen privately-issued CMO and ABS securities with an aggregate carrying value of $2.0 million and fair value of $2.8 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies. Based on an independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO or ABS portfolios. At September 30, 2015, the Company held twenty privately-issued CMO and ABS securities with an aggregate carrying value of $2.6 million and fair value of $3.7 million that had been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30,				At September 30,
	2016				2015
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	38	$2,830	18	$1,324	73	$4,969	27	$1,886
Commercial real estate	3	363	1	116	6	1,232	3	144
Multi-family	–	–	–	–	1	500	–	–
Construction	–	–	–	–	–	–	–	–
Land and land development.	–	–	1	238	1	250	–	–
Commercial business	3	39	3	33	4	15	4	362
Consumer	8	77	3	40	16	93	4	32
Total	52	$3,309	26	$1,751	101	$7,059	38	$2,424

	At September 30,
	2014
	30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	77	$6,093	38	$2,081
Commercial real estate	3	185	1	60
Multi-family	1	295	–	–
Construction	–	–	–	–
Land and land development	2	210	–	–
Commercial business	2	256	2	110
Consumer	19	117	8	74
Total	104	$7,156	49	$2,325

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

General Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not currently classified as impaired in order to recognize the inherent losses associated with lending activities. The general allowance covers unimpaired loans and is based on historical loss experience adjusted for qualitative factors such as changes in economic conditions, changes in the volume of past due and nonaccrual loans and classified assets, changes in the nature and volume of the portfolio, changes in the value of underlying collateral for collateral dependent loans, concentrations of credit, and other factors.

Unallocated Allowance. We may establish an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses. Any unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies to estimate specific and general losses in the loan portfolio. There was no unallocated allowance for loan losses at September 30, 2016, 2015, 2014, 2013 and 2012.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2016			2015			2014
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$335	4.70%	32.65%	$444	6.70%	37.59%	$577	9.23%	40.94%
Commercial real estate	5,160	72.46	38.46	4,327	65.32	35.97	3,808	60.93	34.48
Multi-family	109	1.53	3.38	156	2.36	4.47	146	2.34	4.77
Construction	845	11.86	10.61	551	8.32	7.30	443	7.09	5.12
Land and land development	295	4.14	2.04	369	5.57	2.29	302	4.83	2.53
Commercial business	284	3.99	7.68	678	10.24	6.79	795	12.72	6.37
Consumer	94	1.32	5.18	99	1.49	5.59	179	2.86	5.79
Total allowance for loan losses	$7,122	100.00%	100.00%	$6,624	100.00%	100.00%	$6,250	100.00%	100.00%

	At September 30,
	2013			2012
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$780	14.08%	44.10%	$908	18.51%	47.72%
Commercial real estate	2,826	51.03	28.17	2,204	44.92	22.56
Multi-family	249	4.50	6.40	389	7.93	5.97
Construction	229	4.14	4.61	52	1.06	3.98
Land and land development	299	5.40	2.73	2	0.04	3.08
Commercial business	907	16.38	7.56	1,084	22.10	9.04
Consumer	248	4.47	6.43	267	5.44	7.65
Total allowance for loan losses	$5,538	100.00%	100.00%	$4,906	100.00%	100.00%

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

Analysis of Loan Loss Experience.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2016	2015	2014	2013	2012
Allowance for loan losses at beginning of period	$6,624	$6,250	$5,538	$4,906	$4,672
Provision for loan losses	637	859	1,246	1,858	1,532
Charge offs:
Residential real estate	207	283	278	284	510
Commercial real estate	–	40	224	11	543
Multi-family	–	–	–	–	85
Construction	–	–	–	–	–
Land and land development	–	–	–	–	–
Commercial business	10	126	234	1,013	33
Consumer	108	144	136	111	304
Total charge-offs	325	593	872	1,419	1,475

Recoveries:
Residential real estate	115	41	28	65	109
Commercial real estate	–	–	219	25	–
Multi-family	–	–	–	–	–
Land and land development	–	–	–	–	–
Construction	–	–	–	–	–
Commercial business	1	1	–	41	2
Consumer	70	66	91	62	66
Total recoveries	186	108	338	193	177
Net charge-offs	139	485	534	1,226	1,298

Allowance for loan losses at end of period	$7,122	$6,624	$6,250	$5,538	$4,906

Allowance for loan losses to nonperforming loans	182.76%	150.37%	145.96%	61.15%	84.12%
Allowance for loan losses to total loans outstanding at the end of the period	1.30	1.37	1.40	1.32	1.23
Net charge-offs to average loans outstanding during the period	0.03	0.11	0.12	0.30	0.35

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2016 and 2015 financial information.

	At September 30, 2016		At September 30, 2015
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$274	1.07%	$868	3.55%
200bp	219	0.85	581	2.38
100bp	165	0.65	283	1.16
Static	-	-	-	-
(100)bp	(668)	(2.61)	(580)	(2.37)

At September 30, 2016, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $165,000 or 0.65% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 0.85% and 1.07%, respectively. Conversely, an immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $668,000, or 2.61%, over a one year horizon compared to a flat interest rate scenario.

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to our base case scenario, based on September 30, 2016 and 2015 financial information.

	At September 30, 2016
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$122,285	$(1,520)	(1.23)%	16.86%	148	bp
200bp	127,900	4,095	3.31	16.94	156	bp
100bp	129,094	5,289	4.27	16.50	112	bp
Static	123,805	-	-	15.38	-	bp
(100)bp	108,223	(15,582)	(12.59)	13.29	(209	)bp

	At September 30, 2015
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$115,083	$(3,895)	(3.27)%	17.12%	117	bp
200bp	121,443	2,465	2.07	17.35	140	bp
100bp	124,613	5,635	4.74	17.16	121	bp
Static	118,978	-	-	15.95	-	bp
(100)bp	107,037	(11,941)	(10.04)	14.44	(151	)bp

The previous table indicates that at September 30, 2016, the Company would expect a decrease in its EVE in the event of a sudden and sustained 300 basis point increase and/or 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at September 30, 2016 comprised approximately 40.4% of the loan portfolio.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $29.3 million. Securities classified as trading and available-for-sale, amounting to $9.3 million and $174.5 million, respectively, at September 30, 2016, provide additional sources of liquidity. At September 30, 2016, we had the ability to borrow a total of approximately $130.5 million from the FHLB, of which $121.6 million was borrowed and outstanding. See Note 13 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding FHLB borrowings. In addition, we had the ability to borrow the lesser of $10 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at September 30, 2016. We also had a second federal funds line of credit facility with another financial institution from which we had the ability to borrow the lesser of $15 million. The Bank had no outstanding federal funds purchased under either facility at September 30, 2016. See Note 11 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding federal funds purchased borrowings.

At September 30, 2016, the Bank had $131.6 million in commitments to extend credit outstanding. See Note 19 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding commitments to extend credit. Time deposits due within one year of September 30, 2016 totaled $115.3 million, or 55.1% of time deposits. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing time deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2017. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2016, the Company had liquid assets of $849,000 on a stand-alone, unconsolidated basis.

The following tables present certain of our contractual obligations as of September 30, 2016.

		Payments due by period
(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Deferred director fee agreements	$1,212	$28	$54	$9	$1,121
Deferred compensation agreements	3	3	–	–	–
Operating lease obligations	1,224	196	292	201	535
Repurchase agreements	1,345	1,345	–	–	–
FHLB borrowings	121,633	36,633	10,000	35,000	40,000
Total	$125,417	$38,205	$10,346	$35,210	$41,656

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2016, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement,” and Note 27 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report.

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

For the year ended September 30, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, utilizing the framework established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2016 is effective.

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

(c)	Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”).

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description
3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
3.2	Articles of Amendment to the Articles of Incorporation for the Series A Preferred Stock (2)
3.3	Bylaws of First Savings Financial Group, Inc. (1)
4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
10.1	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Larry W. Myers, dated October 7, 2009* (3)
10.2	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and John P. Lawson, Jr., dated October 7, 2009* (3)
10.3	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Anthony A. Schoen, dated October 7, 2009* (3)
10.4	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Samuel E. Eckart, dated October 7, 2009* (3)
10.5	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (4)
10.6	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (4)
10.7	Securities Purchase Agreement, dated August 11, 2011, between the Company and the Secretary of the Treasury with respect to the Series A Preferred Stock (2)
10.8	Amended and Restated Director Deferred Compensation Agreement* (1)
21.0	Subsidiaries of the Registrant
23.0	Consent of Monroe Shine & Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-151636), as amended, initially filed with the Securities and Exchange Commission on June 13, 2008.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2011.
(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 29, 2016	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer	December 29, 2016
Larry W. Myers	and Director
(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	December 29, 2016
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John P. Lawson, Jr.	Chief Operating Officer and Director	December 29, 2016
John P. Lawson, Jr.

/s/ Samuel E. Eckart	Executive Vice President and Director	December 29, 2016
Samuel E. Eckart

/s/ Cecile A. Blau	Director	December 29, 2016
Cecile A. Blau

/s/ Gerald Wayne Clapp, Jr.	Director	December 29, 2016
Gerald Wayne Clapp, Jr.

/s/ Michael F. Ludden	Director	December 29, 2016
Michael F. Ludden

/s/ Douglas A. York	Director	December 29, 2016
Douglas A. York

/s/ Vaughn K. Timberlake	Director	December 29, 2016
Vaughn K. Timberlake

/s/ Frank N. Czeschin	Director	December 29, 2016
Frank N. Czeschin

/s/ John E. Colin	Director	December 29, 2016
John E. Colin

/s/ Pamela Bennett-Martin	Director	December 29, 2016
Pamela Bennett-Martin

FIRST SAVINGS FINANCIAL GROUP, INC.

CLARKSVILLE, INDIANA

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED

SEPTEMBER 30, 2016 AND 2015

FIRST SAVINGS FINANCIAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Savings Financial Group, Inc.

Clarksville, Indiana

We have audited the accompanying consolidated balance sheets of First Savings Financial Group, Inc. as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Savings Financial Group, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New Albany, Indiana

December 29, 2016

Monroe Shine & Co., Inc. ♦ Certified Public Accountants and Business Consultants

FIRST SAVINGS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND 2015

(In thousands, except share and per share data)	2016	2015

ASSETS
Cash and due from banks	$11,449	$9,884
Interest-bearing deposits with banks	17,893	15,110
Total cash and cash equivalents	29,342	24,994

Interest-bearing time deposits	3,100	3,100
Trading account securities, at fair value	9,255	9,044
Securities available for sale, at fair value	174,493	178,328
Securities held to maturity (fair value of $3,654 in 2016 and $5,191 in 2015)	3,166	4,620

Loans held for sale ($5,835 at fair value in 2015)	5,471	6,803
Loans, net of allowance for loan losses of $7,122 in 2016 and $6,624 in 2015	518,611	457,112

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	6,936	6,720
Real estate development and construction	-	7,079
Premises and equipment	11,674	13,838
Other real estate owned, held for sale	519	618
Accrued interest receivable:
Loans	1,451	1,259
Securities	1,355	1,396
Cash surrender value of life insurance	18,214	17,766
Goodwill	7,936	7,936
Core deposit intangibles	1,037	1,381
Other assets	3,956	7,952

Total Assets	$796,516	$749,946

LIABILITIES
Deposits:
Noninterest-bearing	$79,859	$71,184
Interest-bearing	499,608	462,113
Total deposits	579,467	533,297

Repurchase agreements	1,345	1,342
Borrowings from Federal Home Loan Bank	121,633	104,867
Other long-term debt	-	4,632
Accrued interest payable	195	186
Advance payments by borrowers for taxes and insurance	1,014	883
Accrued expenses and other liabilities	6,282	10,382
Total Liabilities	709,936	655,589

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 982,880 shares; none issued	-	-
Senior Non-Cumulative Perpetual Preferred Stock, Series A, $.01 par value; Authorized 17,120 shares; issued and outstanding 17,120 shares at September 30, 2015; aggregate liquidation preference of $17,120 at September 30, 2015	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,542,042 shares; outstanding 2,204,787 shares (2,183,510 shares at September 30, 2015)	25	25
Additional paid-in capital - preferred	-	17,120
Additional paid-in capital - common	27,182	26,796
Retained earnings - substantially restricted	59,499	52,760
Accumulated other comprehensive income	5,944	4,210
Unearned ESOP shares	-	(197)
Less treasury stock, at cost - 337,255 shares (358,532 shares at September 30, 2015)	(6,070)	(6,357)
Total Stockholders' Equity	86,580	94,357

Total Liabilities and Stockholders' Equity	$796,516	$749,946

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2016 AND 2015

(In thousands, except share and per share data)	2016	2015

INTEREST INCOME
Loans, including fees	$22,876	$21,439
Securities:
Taxable	3,826	4,111
Tax-exempt	2,335	2,086
Dividend income	310	303
Interest-bearing deposits with banks	109	48
Total interest income	29,456	27,987

INTEREST EXPENSE
Deposits	2,490	2,427
Federal funds purchased	1	-
Repurchase agreements	3	3
Borrowings from Federal Home Loan Bank	1,512	1,172
Loans payable	161	176
Total interest expense	4,167	3,778

Net interest income	25,289	24,209
Provision for loan losses	637	859

Net interest income after provision for loan losses	24,652	23,350

NONINTEREST INCOME
Service charges on deposit accounts	1,221	1,326
Net gain on trading account securities	748	440
Net gain on sales of loans	1,145	411
Net unrealized gain on loans held for sale	-	413
Increase in cash surrender value of life insurance	448	479
Gain on life insurance	-	831
Commission income	369	373
Real estate lease income	489	628
Net gain on sale of premises and equipment	168	-
Net gain on sale of real estate development	1,862	-
Loss on tax credit investment	(4,236)	-
Other income	1,158	1,075
Total noninterest income	3,372	5,976

NONINTEREST EXPENSE
Compensation and benefits	12,858	11,809
Occupancy and equipment	2,698	2,622
Data processing	1,587	1,390
Advertising	545	530
Professional fees	1,259	1,172
FDIC insurance premiums	502	460
Net loss on other real estate owned	28	1
Other operating expenses	2,958	3,015
Total noninterest expense	22,435	20,999
Income before income taxes	5,589	8,327
Income tax expense (benefit)	(2,322)	1,576
Net Income	$7,911	$6,751

Preferred stock dividends declared	62	171
Net Income Available to Common Shareholders	$7,849	$6,580

Net income per common share:
Basic	$3.57	$3.07
Diluted	$3.41	$2.93

Weighted average common shares outstanding:
Basic	2,200,258	2,140,632
Diluted	2,303,628	2,247,966

Dividends per common share	$0.51	$0.47

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2016 AND 2015

(In thousands)	2016	2015

Net Income	$7,911	$6,751

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	2,631	549
Income tax expense	(897)	(192)
Net of tax amount	1,734	357

Other Comprehensive Income	1,734	357

Comprehensive Income	$9,645	$7,108

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2016 AND 2015

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Balances at October 1, 2014	$-	$25	$43,199	$47,175	$3,853	$(699)	$(6,473)	$87,080

Net income	-	-	-	6,751	-	-	-	6,751

Other comprehensive income	-	-	-	-	357	-	-	357

Preferred stock dividends	-	-	-	(171)	-	-	-	(171)

Common stock dividends ($0.47 per share)	-	-	-	(995)	-	-	-	(995)

Stock compensation expense	-	-	243	-	-	162	-	405

Shares released by ESOP trust	-	-	563	-	-	340	-	903

Stock options exercises - 20,972 shares	-	-	(89)	-	-	-	367	278

Purchase of 9,274 treasury shares	-	-	-	-	-	-	(251)	(251)

Balances at September 30, 2015	$-	$25	$43,916	$52,760	$4,210	$(197)	$(6,357)	$94,357

Net income	-	-	-	7,911	-	-	-	7,911

Other comprehensive income	-	-	-	-	1,734	-	-	1,734

Preferred stock dividends	-	-	-	(62)	-	-	-	(62)

Common stock dividends ($0.51 per share)	-	-	-	(1,110)	-	-	-	(1,110)

Shares released by ESOP trust	-	-	504	-	-	197	-	701

Stock options exercises - 26,210 shares	-	-	(118)	-	-	-	466	348

Redemption of preferred stock - 17,120 shares	-	-	(17,120)		-	-	-	(17,120)

Purchase of 4,933 treasury shares	-	-	-	-	-	-	(179)	(179)

Balances at September 30, 2016	$-	$25	$27,182	$59,499	$5,944	$-	$(6,070)	$86,580

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2016 AND 2015

(In thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,911	$6,751
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	637	859
Depreciation and amortization	1,461	1,452
Amortization of premiums and accretion of discounts on securities, net	553	679
Increase in trading account securities	(211)	(3,725)
Loans originated for sale	(27,572)	(16,980)
Proceeds on sales of loans	28,797	11,324
Net gain on sales of loans	(1,145)	(411)
Net unrealized gain on loans held for sale	-	(413)
Net realized and unrealized gain on other real estate owned	(49)	(1)
Gain on life insurance	-	(831)
Increase in cash surrender value of life insurance	(448)	(479)
Net gain on sale of premises, equipment and real estate development	(2,030)	-
Loss on tax credit investment	4,236	-
Deferred income taxes	(2,431)	(36)
ESOP and stock compensation expense	628	1,108
Increase in accrued interest receivable	(151)	(144)
Increase in accrued interest payable	9	11
Change in other assets and liabilities, net	(1,001)	273
Net Cash Provided By (Used In) Operating Activities	9,194	(563)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(245)	(1,600)
Proceeds from maturities of interest-bearing time deposit maturities	245	-
Purchase of securities available for sale	(15,659)	(23,669)
Proceeds from maturities of securities available for sale	6,725	11,227
Proceeds from maturities of securities held to maturity	1,381	666
Principal collected on securities	14,894	18,814
Net increase in loans	(52,550)	(24,519)
Purchase of Federal Reserve Bank stock	-	(945)
Purchase of Federal Home Loan Bank stock	(216)	(533)
Proceeds from redemption of Federal Home Loan Bank stock	-	1,275
Proceeds from life insurance	1,564	425
Investment in historic tax credit entity	(3,285)	(417)
Proceeds from sale of other real estate owned	472	809
Investment in real estate development and construction	(35)	(73)
Purchase of premises and equipment	(318)	(475)
Proceeds from sale of premises, equipment and real estate development	1,866	-
Net Cash Used In Investing Activities	(45,161)	(19,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	46,170	103
Net increase in repurchase agreements	3	4
Increase in Federal Home Loan Bank line of credit	6,766	5,319
Proceeds from Federal Home Loan Bank advances	35,000	300,000
Repayment of Federal Home Loan Bank advances	(25,000)	(280,000)
Repayment of other long-term debt	(4,632)	(180)
Net increase in advance payments by
borrowers for taxes and insurance	131	135
Redemption of preferred stock	(17,120)	-
Proceeds from exercise of stock options	169	159
Purchase of treasury stock	-	(132)
Dividends paid on preferred stock	(62)	(171)
Dividends paid on common stock	(1,110)	(995)
Net Cash Provided By Financing Activities	40,315	24,242

Net Increase in Cash and Cash Equivalents	4,348	4,664

Cash and cash equivalents at beginning of period	24,994	20,330

Cash and Cash Equivalents at End of Period	$29,342	$24,994

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Savings Financial Group, Inc. (the “Company”) is a financial holding company and the parent of First Savings Bank (the “Bank”) and First Savings Insurance Risk Management, Inc. (the “Captive”).

The Bank, which is a wholly-owned Indiana-chartered commercial bank subsidiary of the Company, provides a variety of banking services to individuals and business customers through fourteen locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate residential mortgage, commercial mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities and other securities. The Bank has three-wholly owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio, FFCC, Inc. (“FFCC”), which is an Indiana corporation that participates in commercial real estate development and leasing, and Southern Indiana Financial Corporation, which is currently inactive.

In accordance with the Plan of Complete Liquidation adopted by FFCC’s board of directors and approval by the Bank as its sole shareholder on December 21, 2016, FFCC will voluntarily dissolve and completely liquidate effective December 31, 2016. As a result of the liquidation, FFCC will distribute its net assets to the Bank on December 31, 2016.

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

SEPTEMBER 30, 2016 AND 2015

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

SEPTEMBER 30, 2016 AND 2015

(1 - continued)

Investment Securities - continued

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

Loans Held for Sale

Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. Aggregate market value is determined based on the quoted prices under a “best efforts” sales agreement with a third party. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains on sales of residential mortgage loans are determined using the specific identification method and are included in noninterest income. Residential mortgage loans are sold with servicing released.

Commitments to originate residential mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s residential mortgage loan commitments subject to derivative accounting are fixed rate mortgage loan commitments at market rates when initiated. At September 30, 2016, the Bank had commitments to originate $124,000 of fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

The Bank originates loans to customers under the SBA 7(a) and other programs that generally provide for SBA guarantees of 75% to 90% of each loan. The Bank intends to sell the guaranteed portion of the SBA loans. The guaranteed portion of the SBA loans was classified as loans held for sale at September 30, 2016 and 2015. At September 30, 2016, SBA loans held for sale totaling $5.1 million were carried at the lower of aggregate cost or fair value. At September 30, 2015, SBA loans held for sale were recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, at fair value. The fair value of SBA loans held for sale included the servicing value of the loans as well as any accrued interest at September 30, 2015. There were $5.8 million of SBA loans held for sale at September 30, 2015 recorded at fair value. Realized gains and losses on sales of SBA loans held for sale are determined using the allocation of participating interests sold and retained and are included in noninterest income. Direct loan origination costs and fees related to SBA loans held for sale are deferred upon origination and are recognized as an adjustment to the gain or loss on the date of sale. SBA loans held for sale are sold on a servicing retained basis.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(1 - continued)

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

Transfers of a portion of a loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, and the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

The Company sells financial assets in the normal course of business, the majority of which are related to the SBA-guaranteed portion of loans, as well as residential mortgage loan sales through established programs, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, the Company's continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses.

When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the servicing right recognized, and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests held by the Company are carried at the lower of cost or fair value.

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

SEPTEMBER 30, 2016 AND 2015

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

During the year ended September 30, 2016, the Company did not recognize any partial charge-offs. At September 30, 2016, the Company had one outstanding loan with a recorded investment of $220,000 on which partial charge-offs totaling $107,000 had been recorded. During the year ended September 30, 2015, the Company recognized partial charge-offs on loans totaling $117,000. At September 30, 2015, the Company had four outstanding loans with an aggregate recorded investment of $549,000 on which partial charge-offs totaling $225,000 had been recorded.

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

SEPTEMBER 30, 2016 AND 2015

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

The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated for impairment or loans otherwise classified as doubtful or substandard. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

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

SEPTEMBER 30, 2016 AND 2015

(1 - continued)

Loans and Allowance for Loan Losses - continued

Commercial real estate loans are comprised of loans secured by various types of collateral including office buildings, warehouses, retail space and mixed use buildings located in the Company’s primary lending area and in other states. Risks related to commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and general economic conditions. Repayment of these loans is generally dependent on the ability of the borrower to attract tenants at lease rates that provide for adequate debt service and can be impacted by general economic conditions, which impact vacancy rates. The Company generally obtains loan guarantees from financially capable parties for commercial real estate loans.

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

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended September 30, 2016 and 2015.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

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

SEPTEMBER 30, 2016 AND 2015

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

Cash Surrender Value of Life Insurance

The Bank has purchased life insurance policies on certain directors, officers and key employees to help offset costs associated with the Bank’s compensation and benefit programs. The Bank is the owner and is a joint or sole beneficiary of the policies. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Income from the increase in cash surrender value of the policies and income from the recognition of death benefits is reported in noninterest income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

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

SEPTEMBER 30, 2016 AND 2015

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

Comprehensive Income

Comprehensive income consists of reported net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of equity but are excluded from reported net income. Other comprehensive income includes changes in the unrealized gains and losses on securities available for sale. Amounts reclassified out of unrealized gains or losses on securities available for sale included in accumulated other comprehensive income or loss are included in the net gain on sale of securities line item in the consolidated statements of income, if applicable.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

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

SEPTEMBER 30, 2016 AND 2015

(1 - continued)

Recent Accounting Pronouncements – continued

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. The update addresses eight specific cash flow issues with the objective of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in the update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period, and all amendments must be adopted in the same period. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

(2)	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are unavailable for investment but are interest-bearing. The average amount of those reserve balances was approximately $10.3 million and $8.4 million for the years ended September 30, 2016 and 2015, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(3)	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. Trading account securities recorded at fair value totaled $9.3 million and $9.0 million as of September 30, 2016 and 2015, respectively. During the year ended September 30, 2016, the Company reported net gains on trading account securities of $748,000, including net realized gains on the sale of securities of $795,000 partially offset by net unrealized losses on securities still held as of the balance sheet date of $47,000. During the year ended September 30, 2015, the Company reported net gains on trading account securities of $440,000, including net realized gains on the sale of securities of $394,000 and net unrealized gains on securities still held as of the balance sheet date of $46,000.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2016:
Securities available for sale:
Agency bonds and notes	$1,024	$8	$-	$1,032
Agency mortgage-backed	46,376	1,029	-	47,405
Agency CMO	16,053	108	66	16,095
Privately-issued CMO	2,359	293	-	2,652
Privately-issued ABS	3,675	864	7	4,532
SBA certificates	1,220	7	-	1,227
Municipal bonds	94,567	7,002	19	101,550
Total securities available for sale	$165,274	$9,311	$92	$174,493

Securities held to maturity:
Agency mortgage-backed	$260	$23	$-	$283
Municipal bonds	2,906	465	-	3,371
Total securities held to maturity	$3,166	$488	$-	$3,654

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

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

The amortized cost and fair value of available for sale and held to maturity debt securities as of September 30, 2016 by contractual maturity are shown below. Expected maturities of mortgage and other asset-backed securities may differ from contractual maturities because the mortgages and other assets underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due within one year	$2,229	$2,252	$208	$241
Due after one year through five years	8,427	8,919	962	1,112
Due after five years through ten years	19,365	21,267	1,171	1,367
Due after ten years	65,570	70,144	565	651
	95,591	102,582	2,906	3,371

CMO	18,412	18,747	-	-
ABS	3,675	4,532	-	-
SBA certificates	1,220	1,227	-	-
Mortgage-backed securities	46,376	47,405	260	283

	$165,274	$174,493	$3,166	$3,654

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(3 – continued)

Information pertaining to securities with gross unrealized losses at September 30, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses

Securities available for sale:
Continuous loss position less than twelve months: Agency CMO	3	$3,946	$12
Privately-issued ABS	2	66	7
Municipal bonds	4	2,147	19

Total less than twelve months	9	6,159	38

Continuous loss position more than twelve months: Agency CMO	2	4,683	54

Total more than twelve months	2	4,683	54

Total securities available for sale	11	$10,842	$92

At September 30, 2016, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at September 30, 2016, which consisted of U.S. government agency CMOs, privately-issued ABS and municipal bonds, had depreciated approximately 0.78% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 1.87% and a weighted-average coupon rate of 2.96% at September 30, 2016. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At September 30, 2016, the Company held seventeen privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $2.0 million and fair value of $2.8 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(3 – continued)

At September 30, 2016, the two privately-issued ABSs in loss positions had depreciated approximately 9.59% from the Company’s carrying value and include securities collateralized by residential mortgage loans and residential home equity lines of credit. These two securities had an aggregate fair value of $66,000 and an aggregate unrealized loss of $7,000 at September 30, 2016 and were rated below investment grade by a nationally recognized statistical rating organization (“NRSRO”). Based on the independent third party analysis of the expected cash flows, management has determined that the declines in value for these securities are temporary and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO and ABS portfolios. While the Company did not recognize a credit-related impairment loss at September 30, 2016, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

The unrealized losses on U.S. government agency CMOs and municipal bonds relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the years ended September 30, 2016 and 2015, the Company did not realize any gross gains or losses on sales of available for sale securities.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings during the years ended September 30, 2016 and 2015, and may be pledged to secure federal funds borrowings (see Notes 11, 12 and 13).

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2016 and 2015 consisted of the following:

(In thousands)	2016	2015

Real estate mortgage:
1-4 family residential	$178,364	$181,873
Commercial	217,378	172,995
Multifamily residential	18,431	21,647
Residential construction	24,275	19,723
Commercial construction	33,685	15,548
Land and land development	11,137	11,061
Commercial business	41,967	32,574
Consumer:
Home equity	21,370	19,423
Auto	4,858	5,452
Other consumer	2,102	2,159
Gross loans	553,567	482,455
Undisbursed portion of construction loans	(27,623)	(18,599)
Principal loan balance	525,944	463,856

Deferred loan origination fees and costs, net	(211)	(120)
Allowance for loan losses	(7,122)	(6,624)

Loans, net	$518,611	$457,112

Residential mortgage loans serviced for the benefit of others amounted to $32,000 and $74,000 at September 30, 2016 and 2015, respectively.

At September 30, 2016, the recorded investment in residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $13.7 million, of which some do not have private mortgage insurance or government guaranty.

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

The following is a summary of activity for related party loans for the years ended September 30, 2016 and 2015:

(In thousands)	2016	2015

Beginning balance	$11,076	$6,306
New loans and advances	1,945	1,950
Repayments	(2,307)	(2,018)
Reclassifications due to officer and director changes	(68)	4,838

Ending balance	$10,646	$11,076

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(4 – continued)

The following table provides the components of the recorded investment in loans as of September 30, 2016:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$178,364	$217,378	$18,431	$30,337	$11,137	$41,967	$28,330	$525,944

Accrued interest receivable	505	592	38	95	23	143	55	1,451

Net deferred loan origination fees and costs	158	(254)	(17)	(126)	4	37	(13)	(211)

Recorded investment in loans	$179,027	$217,716	$18,452	$30,306	$11,164	$42,147	$28,372	$527,184

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,152	$6,298	$-	$-	$241	$231	$249	$11,171

Collectively evaluated for impairment	174,543	211,418	18,452	30,306	10,923	41,916	28,096	515,654

Acquired with deteriorated credit quality	332	-	-	-	-	-	27	359

Recorded investment in loans	$179,027	$217,716	$18,452	$30,306	$11,164	$42,147	$28,372	$527,184

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(4 – continued)

An analysis of the allowance for loan losses as of and for the year ended September 30, 2016 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Changes in Allowance for Loan Losses:
Beginning balance	$444	$4,327	$156	$551	$369	$678	$99	$6,624
Provisions	(17)	833	(47)	294	(74)	(385)	33	637
Charge-offs	(207)	-	-	-	-	(10)	(108)	(325)
Recoveries	115	-	-	-	-	1	70	186

Ending balance	$335	$5,160	$109	$845	$295	$284	$94	$7,122

Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$43	$-	$-	$-	$-	$-	$5	$48

Collectively evaluated for impairment	292	5,160	109	845	295	284	89	7,074

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$335	$5,160	$109	$845	$295	$284	$94	$7,122

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(4 – continued)

An analysis of the allowance for loan losses as of and for the year ended September 30, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Changes in Allowance for Loan L’osses:
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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(4 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2016. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended September 30, 2016.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$3,891	$4,171	$-	$5,044	$144
Commercial real estate	6,298	6,394	-	6,595	197
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	241	238	-	18	-
Commercial business	231	224	-	281	5
Consumer	175	175	-	198	5

	$10,836	$11,202	$-	$12,136	$351

Loans with an allowance recorded:
Residential real estate	$451	$450	$43	$86	$-
Commercial real estate	-	-	-	-	-
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	74	74	5	79	-

	$525	$524	$48	$165	$-

Total:
Residential real estate	$4,342	$4,621	$43	$5,130	$144
Commercial real estate	6,298	6,394	-	6,595	197
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	241	238	-	18	-
Commercial business	231	224	-	281	5
Consumer	249	249	5	277	5

	$11,361	$11,726	$48	$12,301	$351

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(4 – continued)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2016 and 2015:

	At September 30, 2016			At September 30, 2015
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,752	$22	$1,774	$1,923	$155	$2,078
Commercial real estate	1,606	-	1,606	1,855	-	1,855
Multifamily	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Land and land development	241	-	241	-	-	-
Commercial business	136	-	136	210	94	304
Consumer	140	-	140	165	3	168

Total	$3,875	$22	$3,897	$4,153	$252	$4,405

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(4 – continued)

The following table presents the aging of the recorded investment in past due loans at September 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,019	$860	$1,070	$3,949	$175,078	$179,027
Commercial real estate	367	-	94	461	217,255	217,716
Multifamily	-	-	-	-	18,452	18,452
Construction	-	-	-	-	30,306	30,306
Land and land development	-	-	241	241	10,923	11,164
Commercial business	40	-	42	82	42,065	42,147
Consumer	76	1	40	117	28,255	28,372

Total	$2,502	$861	$1,487	$4,850	$522,334	$527,184

The following table presents the aging of the recorded investment in past due loans at September 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$3,635	$1,419	$1,530	$6,584	$176,124	$182,708
Commercial real estate	1,098	113	139	1,350	171,805	173,155
Multifamily	504	-	-	504	21,169	21,673
Construction	-	-	-	-	16,632	16,632
Land and land development	253	-	-	253	10,846	11,099
Commercial business	15	-	303	318	32,323	32,641
Consumer	81	14	32	127	26,960	27,087

Total	$5,586	$1,546	$2,004	$9,136	$455,859	$464,995

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)
September 30, 2016:
Pass	$173,477	$211,247	$18,452	$30,206	$10,924	$41,986	$28,197	$514,489
Special Mention	459	-	-	100	-	25	-	584
Substandard	5,002	6,469	-	-	240	136	160	12,007
Doubtful	89	-	-	-	-	-	15	104
Loss	-	-	-	-	-	-	-	-

Total	$179,027	$217,716	$18,452	$30,306	$11,164	$42,147	$28,372	$527,184

September 30, 2015:
Pass	$175,662	$160,224	$21,673	$16,632	$11,079	$32,335	$26,793	$444,398
Special Mention	799	5,342	-	-	-	96	13	6,250
Substandard	5,871	7,589	-	-	20	173	274	13,927
Doubtful	376	-	-	-	-	37	7	420
Loss	-	-	-	-	-	-	-	-

Total	$182,708	$173,155	$21,673	$16,632	$11,099	$32,641	$27,087	$464,995

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(4 – continued)

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status at September 30, 2016 and 2015. There was no specific reserve included in the allowance for loan losses related to TDRs at September 30, 2016 and 2015.

	Accruing	Nonaccrual	Total
	(In thousands)
September 30, 2016:
Residential real estate	$2,590	$-	$2,590
Commercial real estate	4,692	1,512	6,204
Commercial business	95	120	215
Consumer	109	-	109

Total	$7,486	$1,632	$9,118

September 30, 2015:
Residential real estate	$2,767	$110	$2,877
Commercial real estate	5,186	1,523	6,709
Commercial business	12	-	12
Consumer	125	-	125

Total	$8,090	$1,633	$9,723

The following table summarizes information in regard to TDRs that were restructured during the years ended September 30, 2016 and 2015.

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(Dollars in thousands)
September 30, 2016:
Residential real estate	5	$181	$247
Commercial real estate	1	94	131
Commercial business	3	186	216

Total	9	$461	$594

September 30, 2015:
Residential real estate	2	$165	$172
Commercial real estate	1	1,523	1,523
Consumer	1	3	3

Total	4	$1,691	$1,698

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(4 – continued)

At September 30, 2016, the Company had not committed to lend any additional amounts to customers with outstanding loans classified as TDRs. At September 30, 2015, the Company had a commitment to lend $2,000 in additional funds to a customer with an outstanding loan classified as a TDR.

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate, extension of the maturity date, deferral of the contractual principal and interest payments, and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

Principal in the amount of $51,000 was charged-off during the year ended September 30, 2016 as a result of a TDR that was restructured in 2013. There were no principal charge-offs recorded as a result of TDRs during the year ended September 30, 2015. There was no specific allowance for loan losses related to TDRs modified during the years ended September 30, 2016 and 2015. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the years ended September 30, 2016 and 2015, the Company did not have any TDRs that were modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure).

Loan Servicing Rights

The Company originates loans to commercial customers under the SBA 7(a) and other programs. During the year ended September 30, 2016, the Company began selling the guaranteed portion of the SBA loans with servicing retained. Loan servicing rights on originated SBA loans that have been sold are initially recorded at fair value. Capitalized servicing rights are then amortized in proportion to and over the period of estimated net servicing income. Impairment of servicing rights is assessed using the present value of estimated future cash flows.

The aggregate fair value of loan servicing rights at September 30, 2016 approximated its carrying value. A valuation model employed by an independent third party calculates the present value of future cash flows and is used to estimate fair value at the date of sale and on a quarterly basis for impairment analysis purposes. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the loan servicing rights include the discount rate, ranging from 8.54% to 14.46% with a weighted average rate of 12.27%, and prepayment speed assumptions, ranging from 4.25% to 8.71% with a weighted average rate of 6.75%. For purposes of impairment, risk characteristics such as interest rate, loan type, term and investor type are used to stratify the loan servicing rights. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. Changes in the valuation allowance are reported in net gain on sales of loans in the consolidated statements of income.

The unpaid principal balance of SBA loans serviced for others was $13.6 million at September 30, 2016. Contractually specified late fees and ancillary fees earned on SBA loans of $37,000 for the year ended September 30, 2016, are included in interest income on loans in the consolidated statement of income. Net servicing costs (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans of $59,000 are included in other noninterest income in the consolidated statement of income for the year ended September 30, 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(4 – continued)

An analysis of loan servicing rights for the year ended September 30, 2016 is as follows:

(In thousands)

Balance, beginning of period	$-
Servicing rights capitalized	345
Amortization	(35)
Change in valuation allowance	-

Balance, end of period	$310

Residential mortgage loans originated for sale in the secondary market continue to be sold with servicing released.

(5)	REAL ESTATE DEVELOPMENT AND CONSTRUCTION

The Company developed a parcel of land in New Albany, Indiana for retail purposes through the Bank’s subsidiary, FFCC. The total cost of the development was $7.6 million, and the development costs were partially funded by a loan from another financial institution (see Note 14). On August 12, 2016, the Bank and FFCC executed a purchase and sale agreement for the sale of the development and property owned by the Bank to an unaffiliated third party. The sale closed on September 29, 2016. The net sales proceeds were $10.8 million, $8.8 million of which was allocated to the development owned by FFCC and $2.0 million of which was allocated to property owned by the Bank. The sale of the development resulted in a gain of $1.9 million recognized in noninterest income in the accompanying consolidated statements of income.

Real estate development and construction consisted of the following at September 30, 2015:

(In thousands)

Land and land improvements	$4,159
Office buildings	3,321
Furniture, fixtures and equipment	74
7,554

Less accumulated depreciation	475

Total	$7,079

Depreciation expense of $198,000 and $196,000 was recognized for real estate development and construction for the years ended September 30, 2016 and 2015, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(6)	INVESTMENT IN HISTORIC TAX CREDIT ENTITY

On October 15, 2014, the Bank entered into an agreement to participate in the rehabilitation of a certified historic structure located in Louisville, Kentucky with a regional commercial developer. As part of the agreement, the Bank committed to invest $4.2 million into a limited liability company organized in the state of Kentucky by the commercial developer, for which it received a 99% equity interest in the entity and will receive an allocation of 99% of the operating profit and losses and any historic tax credits generated by the entity. The tax credits expected to be allocated to the Bank include federal rehabilitation investment credits totaling $4.7 million available under Internal Revenue Code Section 47. The Bank’s total investment in the entity will be $4.2 million, or 90% of the anticipated credits to be received by the entity. At September 30, 2016, the Bank had made all of its required investments to the entity except for $118,000, which is due when the project is fully completed and the final certificate of occupancy is received.

The Bank’s investment in the historic tax credit entity is accounted for using the equity method of accounting. Certificates of occupancy for substantially all of the project were received in 2016, which resulted in the recognition of $4.7 million in historic tax credits. As a result of the recognition of the historic tax credits, the Company also recognized a $4.2 million loss on its investment in the historic tax credit entity in order to reduce the amount of the investment to its estimated current fair value as of September 30, 2016. The net impact of the recognition of the historic tax credits and the impairment loss, including the tax impact and other accrual adjustments, was a $332,000 increase in net income for the year ended September 30, 2016.

At September 30, 2016, the Bank’s remaining unfunded capital contribution commitment of $118,000 is included in other liabilities in the accompanying consolidated balance sheet. At September 30, 2015, the Bank’s investment of $4.2 million was included in other assets and its unfunded capital contribution commitment of $3.3 million was included in other liabilities in the accompanying consolidated balance sheet.

The historic tax credit entity’s assets, liabilities and members’ equity totaled $4.5 million, $112,000 and $4.4 million, respectively, at September 30, 2016. The entity reported revenues of $1.1 million and net income of $244,000 for the year ended September 30, 2016. The historic tax credit entity’s assets, liabilities and members’ equity totaled $953,000, $119,000 and $834,000, respectively, at September 30, 2015. The entity did not report any revenues or net income for the year ended September 30, 2015 as operations had not yet commenced.

(7)	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

(In thousands)	2016	2015

Land and land improvements	$4,411	$5,218
Office buildings	9,316	10,431
Leasehold improvements	61	-
Furniture, fixtures and equipment	4,681	4,293
	18,469	19,942

Less accumulated depreciation	6,795	6,104

Totals	$11,674	$13,838

Depreciation expense of $919,000 and $912,000 was recognized for premises and equipment for the years ended September 30, 2016 and 2015, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(7 – continued)

As discussed further in Note 5, the Bank sold property in conjunction with the sale of a real estate development owned by FFCC in September 2016. The Bank’s property sold in the transaction consisted of a retail branch operated by the Bank and other retail space leased to a third-party tenant. In accordance with the purchase and sale agreement, the Bank executed a lease agreement with the buyer to lease back the portion of the property consisting of the retail branch. The lease has an initial term of 10 years and may be extended for up to six consecutive five-year periods. The Bank is accounting for the leaseback as an operating lease. The total gain realized on the sale of the property was $471,000, with $307,000 attributable to the retail branch property operated by the Bank and $164,000 attributable to the other retail space. The gain on the other retail space has been recognized in noninterest income in the accompanying consolidated statements of income. The gain attributable to the retail branch property has been deferred and will be recognized in income in proportion to the rent charged over the term of the lease. At September 30, 2016, the remaining deferred gain of $307,000 is included in other liabilities in the accompanying consolidated balance sheets. See Note 20 for additional information regarding the Company’s operating leases.

(8)	OTHER REAL ESTATE OWNED

At September 30, 2016 and 2015, the Bank had other real estate owned held for sale of $519,000 and $618,000, respectively, including $86,000 and $100,000 in former banking facilities held for sale, respectively. During the years ended September 30, 2016 and 2015, foreclosure losses in the amount of $172,000 and $262,000, respectively, were charged-off to the allowance for loan losses. The losses on subsequent write downs of other real estate owned amounted to $100,000 and $73,000 for the years ended September 30, 2016 and 2015, respectively, and were aggregated with realized gains and losses from the sale of other real estate owned, and real estate taxes and other expenses of holding other real estate owned. Net realized gains from the sale of other real estate owned amounted to $150,000 and $123,000 for the years ended September 30, 2016 and 2015, respectively. Real estate taxes, other expenses of holding other real estate owned and net of income received from the operation of other real estate owned held for sale amounted to $78,000 and $50,000 for the years ended September 30, 2016 and 2015, respectively. The net gain or loss is reported in noninterest expense. Realized gains from the sale of other real estate owned totaling $16,000 for the year ended September 30, 2016, were deferred because the sales were financed by the Bank and did not qualify for recognition under generally accepted accounting principles. There were no realized gains from the sale of other real estate owned deferred during the year ended September 30, 2015. At September 30, 2016 and 2015, aggregate deferred gains on the sale of other real estate owned financed by the Bank amounted to $187,000 and $188,000, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at September 30, 2016 and 2015 was $837,000 and $806,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(9)	GOODWILL AND OTHER INTANGIBLES

Goodwill and the core deposit intangibles acquired in the acquisitions of Community First Bank (“Community First”) on September 30, 2009 and the First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”) branches on July 6, 2012 are evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill or the core deposit intangibles was recognized during 2016 or 2015.

The changes in the carrying amount of goodwill for the years ended September 30, 2016 and 2015 are summarized as follows:

(In thousands)	2016	2015

Beginning balance	$7,936	$7,936
Changes in goodwill	-	-

Ending balance	$7,936	$7,936

The following is a summary of other intangible assets subject to amortization:

(In thousands)	2016	2015

Core deposit intangible acquired in Community First acquisition	$2,741	$2,741
Core deposit intangible acquired in First Federal branch acquisition	566	566
Less accumulated amortization	(2,270)	(1,926)

Ending balance	$1,037	$1,381

Amortization expense of intangibles amounted to $344,000 for each of the years ended September 30, 2016 and 2015. Estimated amortization expense for the core deposit intangibles for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)

2017	$344
2018	344
2019	148
2020	50
2021	50
2022 and thereafter	101

Total	$1,037

(10)	DEPOSITS

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was $13.8 million and $11.3 million at September 30, 2016 and 2015, respectively.

At September 30, 2016, scheduled maturities of time deposits were as follows:

Years ending September 30:	(In thousands)

2017	$115,265
2018	18,836
2019	36,508
2020	20,034
2021 and thereafter	18,536

Total	$209,179

The Bank held deposits for related parties of $5.7 million and $5.4 million at September 30, 2016 and 2015, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(11)	FEDERAL FUNDS PURCHASED

The Bank has entered into a federal funds purchased line of credit facility with another financial institution that established a line of credit not to exceed the lesser of $10 million or 25% of the Bank’s equity capital, excluding reserves. Availability under the line of credit is subject to continued borrower eligibility and expires on June 30, 2017 unless it is extended.  The line of credit is intended to support short-term liquidity needs, and the agreement states that the Bank may borrow under the facility for up to seven consecutive days without pledging collateral to secure the borrowing. At September 30, 2016 and 2015, the Bank had no outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed $15 million. The line of credit is intended to support short-term liquidity needs. At September 30, 2016 and 2015, the Bank had no outstanding federal funds purchased under the facility.

(12)	REPURCHASE AGREEMENTS

Repurchase agreements include retail repurchase agreements representing overnight borrowings from deposit customers.

Repurchase agreements at September 30, 2016 and 2015 are summarized as follows:

	2016		2015
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount

Retail repurchase agreements	0.25%	$1,345	0.25%	$1,342

The debt securities underlying the retail repurchase agreements were under the control of the Bank at September 30, 2016 and 2015.

Information concerning borrowings under retail repurchase agreements as of and for the years ended September 30, 2016 and 2015 is summarized as follows:

(Dollars in thousands)	2016	2015

Weighted average interest rate during the year	0.25%	0.25%
Average balance during the year	$1,343	$1,340
Maximum month-end balance during the year	1,345	1,342

Available for sale debt securities underlying the agreements at September 30:

Amortized cost	$1,354	$1,502
Fair value	1,382	1,535

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(13)	BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2016 and 2015 borrowings from the FHLB were as follows:

	2016		2015
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount

Advances maturing in:
2016	-%	$-	0.59%	$10,000
2017	1.10	15,000	1.10	15,000
2018	1.04	10,000	1.04	10,000
2020	1.86	25,000	1.86	25,000
2021	1.87	10,000	1.80	30,000
2022 and beyond	1.45	40,000	-	-

Total advances		100,000		90,000

Line of credit balance	0.67	21,633	0.49	14,867

Total borrowings from FHLB		$121,633		$104,867

The Bank entered into an Advances, Pledge and Security Agreement with the FHLB, allowing the Bank to initiate advances from the FHLB. The advances are secured under a blanket collateral agreement. At September 30, 2016, the eligible blanket collateral included residential mortgage loans with a carrying value of $166.8 million and investment securities with a fair value of $14.9 million.

On August 12, 2016, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $25.0 million secured under the blanket collateral agreement. This agreement expires on August 12, 2018. At September 30, 2016, $21.6 million was outstanding under this agreement.

On June 19, 2014, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $3.3 million secured under the blanket collateral agreement. This agreement was extended in June 2016, lowering the amount to $2.9 million, and now expires on July 1, 2017. At September 30, 2016, there was no outstanding balance under this agreement.

(14)	OTHER LONG-TERM DEBT

On July 27, 2012, FFCC entered into a loan agreement with another financial institution to finance the retail development and construction project discussed in Note 5. The loan had a maximum commitment of $5.0 million and was for a ten-year term with a fixed interest rate of 4.0% for the first six years of the loan term, then adjusting annually thereafter to the one-year LIBOR rate plus 250 basis points. The loan provided for 12 interest only monthly payments through July 27, 2013, followed by 107 monthly payments sufficient to fully amortize the loan over a 20 year period and a balloon payment of all outstanding principal and interest at maturity on July 27, 2022. The loan was secured by a mortgage and assignment of leases and rents on the retail development property. The real estate development was sold on September 29, 2016, at which time the loan was repaid in full. The outstanding principal balance of the loan was $4.6 million at September 30, 2015.

Interest expense of $161,000 and $176,000 was recognized on other long-term debt for the years ended September 30, 2016 and 2015, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(15)	DEFERRED COMPENSATION PLANS

The Bank has deferred compensation agreements with former officers who are receiving benefits under these agreements. The agreements provide for the payment of specific benefits following retirement. The balance of the accrued benefit for this plan was $3,000 and $39,000 at September 30, 2016 and 2015, respectively. Deferred compensation expense was $2,000 and $5,000 for the years ended September 30, 2016 and 2015, respectively.

The Company has a directors’ deferred compensation plan whereby a director, at his or her election on an annual basis, may defer all or a portion of the director fees into an account with the Company. The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%. The deferral period extends until separation from service by the director. The benefits under the plan are payable in a lump sum or in monthly installments over a period of up to ten years following the separation from service; however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death. The balance of the accrued benefit for the director plan was $1.2 million and $1.0 million at September 30, 2016 and 2015, respectively. Deferred compensation expense for this plan was $195,000 and $164,000 for the years ended September 30, 2016 and 2015, respectively.

(16)	BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). Company contributions to the plan amounted to $387,000 and $378,000 for the years ended September 30, 2016 and 2015, respectively.

Employee Stock Ownership Plan:

On October 6, 2008, the Company established a leveraged ESOP covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the years ended September 30, 2016 and 2015 amounted to $628,000 and $851,000, respectively. The employer loan was fully repaid in December 2015 and all shares of Company stock have been allocated to participant accounts as of September 30, 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(16 – continued)

Company common stock held by the ESOP trust at September 30, 2016 and 2015 was as follows:

	2016	2015

Allocated shares	172,870	164,409
Unearned shares	-	19,691
Total ESOP shares	172,870	184,100

Fair value of unearned shares	$-	$669,000

(17)	STOCK BASED COMPENSATION PLANS

2010 Equity Incentive Plan

In December 2009, the Company adopted the 2010 Equity Incentive Plan (“2010 Plan”), which the Company’s shareholders approved in February 2010. The 2010 Plan provided for the award of stock options, restricted shares and performance shares. The aggregate number of shares of the Company’s common stock available for issuance under the 2010 Plan could not exceed 355,885 shares. The Company could grant both non-statutory and statutory (i.e., incentive) stock options with terms not exceeding ten years. An award of a performance share is a grant of a right to receive shares of the Company’s common stock contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Awards granted under the 2010 Plan could be granted either alone, in addition to, or in tandem with any other award granted under the 2010 Plan. The terms of the 2010 Plan included a provision whereby all unearned options and shares became immediately exercisable and fully vested upon a change in control.

In April 2010, the Company funded a trust, administered by an independent trustee, which acquired 101,681 common shares in the open market at a price per share of $13.60 for a total cost of $1.4 million. These acquired common shares were granted to directors, officers and key employees in the form of restricted stock in May 2010 at a price per share of $13.25 for a total of $1.3 million. The difference between the purchase price and grant price of the common shares issued as restricted stock, totaling $41,000, was recognized by the Company as a reduction of additional paid in capital. The vesting period of the restricted stock was five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the year ended September 30, 2015 amounted to $162,000. The restricted stock fully vested in May 2015. Therefore, no compensation expense related to restricted stock was recognized for the year ended September 30, 2016.

There were no restricted shares granted during the years ended September 30, 2016 and 2015. The total fair value of restricted shares that vested during the year ended September 30, 2015 was $575,000. At September 30, 2016, there was no unrecognized compensation expense related to nonvested restricted shares.

In May 2010, the Company granted 177,549 incentive and 76,655 non-statutory stock options to directors, officers and key employees. The options granted vested ratably over five years and are exercisable in whole or in part for a period up to ten years from the date of the grant. Compensation expense was measured based on the fair market value of the options at the grant date and was recognized ratably over the period during which the shares were earned (the vesting period). The fair market value of stock options granted was estimated at the date of grant using a binomial option pricing model. Expected volatilities were based on historical volatility of the Company’s stock and that of peer institutions located in its geographic market area. The expected term of options granted represents the period of time that options are expected to be outstanding. The risk free rate for the expected life of the options was based on the U.S. Treasury yield curve in effect at the grant date.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(17 - continued)

The fair value of options granted under the 2010 Plan was determined using the following assumptions:

Expected dividend yield	4.53%
Risk-free interest rate	2.82%
Expected volatility	30.00%
Expected life of options	7.0 years
Weighted average fair value at grant date	$3.09

A summary of stock option activity under the 2010 Plan as of September 30, 2016, and changes during the year then ended, is presented below.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of year	213,260	$13.25	4.6	$4,425,000
Granted	--
Exercised	(26,210)	$13.25		$580,000
Forfeited or expired	-	-

Outstanding at end of year	187,050	$13.25	3.6	$4,285,000

Exercisable at end of year	187,050	$13.25	3.6	$4,285,000

There were no stock options granted during the years ended September 30, 2016 and 2015. The Company did not recognize any compensation expense related to stock options for the year ended September 30, 2016. The Company recognized compensation expense related to stock options for the year ended September 30, 2015 of $95,000. At September 30, 2016, there was no unrecognized compensation expense related to nonvested stock options.

2016 Equity Incentive Plan

In December 2015 the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”), which the Company’s shareholders approved in February 2016. The 2016 Plan provides for the award of stock options and restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. In addition, the maximum number of shares of stock, in the aggregate, that may be subject to stock options granted to any one employee under the 2016 Plan is 16,500. The Company may grant both non-statutory and incentive stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices generally may not be less than the fair market value of the underlying stock at the date of the grant. The terms of the 2016 Plan also include a provision whereby all unearned options and shares became immediately exercisable and fully vested upon a change in control.

As of September 30, 2016, no restricted shares and no stock options had been granted under the 2016 Plan. In November 2016, the Company granted 17,265 restricted shares, 42,895 incentive stock options and 8,400 non-statutory stock options to directors, officers and key employees. The restricted shares and stock options granted will vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(18)	INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns. The components of consolidated income tax expense (benefit) were as follows for the years ended September 30, 2016 and 2015:

(In thousands)	2016	2015

Current	$109	$1,463
Tax benefit allocated to additional paid-in capital related to equity incentive plan	-	149
Deferred	(2,431)	(36)

Income tax expense (benefit)	$(2,322)	$1,576

The reconciliation of income tax expense (benefit) with the amount which would have been provided at the federal statutory rate of 34 percent follows for the years ended September 30, 2016 and 2015:

(In thousands)	2016	2015

Provision at federal statutory rate	$1,900	$2,831
State income tax-net of federal tax benefit	27	93
Tax-exempt interest income	(877)	(772)
Bank owned life insurance	(151)	(444)
Captive insurance net premiums	(297)	(313)
Increase in deferred tax valuation allowance	1,597	-
Historic tax credit	(4,660)	-
Other	139	181

Income tax expense (benefit)	$(2,322)	$1,576

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(18 - continued)

Significant components of deferred tax assets and liabilities at September 30, 2016 and 2015 are as follows:

(In thousands)	2016	2015

Deferred tax assets:
Allowance for loan losses	$2,745	$2,586
Deferred compensation plans	461	412
Equity incentive plans	69	69
Other-than-temporary impairment loss on available for sale securities	14	14
Valuation allowance on other real estate owned	96	89
Interest on nonaccrual loans	193	196
Discount on unguaranteed portion of SBA loans	121	-
Loss on tax credit investment	1,597	-
Historic tax credit carryforward	2,306	-
Deferred loan fees and costs, net	80	46
Gross deferred tax assets	7,682	3,412
Valuation allowance	(1,597)	-
Net deferred tax assets	6,085	3,412

Deferred tax liabilities:
Unrealized gain on securities available for sale	(3,232)	(2,361)
Accumulated depreciation	(825)	(1,302)
Installment sale	(520)	-
Loan servicing rights	(118)	-
Acquisition purchase accounting adjustments	(507)	(382)
FHLB stock dividends	(130)	(131)
Unrealized gain on trading account securities	(13)	(31)
Unrealized gain on loans held for sale	-	(60)
Other	(320)	(285)
Deferred tax liabilities	(5,665)	(4,552)

Net deferred tax asset (liability)	$420	$(1,140)

Tax laws enacted in 2013 and 2014 decrease the Indiana financial institutions tax rate beginning in 2014 and ending in 2023. Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at September 30, 2016, except for a valuation allowance of $1.6 million on the net deferred tax asset related to losses on a historic tax credit investment totaling $4.2 million. In assessing the need for a valuation allowance for the deferred tax assets for the historic tax credit investment, the Company considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets related to the investment. Because of the tax nature of the loss to be recognized when the investment is ultimately sold (which for tax purposes will give rise to a capital loss for the historic tax credit investment), the Company may not be able to generate capital gains in the future to be able to utilize the capital losses from the investment. Therefore, the Company’s assessment of the deferred tax asset warrants the need for a valuation allowance.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(18 - continued)

At September 30, 2016, the Company had a federal historic tax credit of $2.3 million available to reduce federal income taxes in subsequent years. The carryover expires during the year ending September 30, 2036.

At September 30, 2016 and 2015, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after September 30, 2012 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank at September 30, 2016 and 2015 include approximately $4.6 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of September 30, 1988 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on these amounts was approximately $1.5 million at September 30, 2016 and 2015.

(19)	COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the accompanying consolidated financial statements.

Commitments under outstanding standby letters of credit totaled $3.7 million and $3.9 million at September 30, 2016 and 2015, respectively.

The following is a summary of the commitments to extend credit at September 30, 2016 and 2015:

(In thousands)	2016	2015

Loan commitments:
Fixed rate	$7,189	$5,935
Adjustable rate	45,526	13,047

Guarantees of third-party revolving credit	86	87
Undisbursed portion of home equity lines of credit	24,418	21,403
Undisbursed portion of commercial and personal lines of credit	26,759	24,424
Undisbursed portion of construction loans in process	27,623	18,599

Total commitments to extend credit	$131,601	$83,495

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(20)	OPERATING LEASES

The Bank rents office space and equipment under operating lease agreements that expire at different dates through September 2026. The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2016:

Years ending September 30:	(In thousands)

2017	$196
2018	173
2019	119
2020	101
2021	100
2022 and beyond	535
Total	$1,224

Rent expense under operating leases for the years ended September 30, 2016 and 2015 was $95,000 and $56,000, respectively.

(21)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Bank has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2016 or 2015.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(22 – continued)

The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2016. The Company had no liabilities measured at fair value as of September 30, 2016.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2016:
Assets Measured – Recurring Basis
Trading account securities	$-	$9,255	$-	$9,255

Securities available for sale:
Agency bonds and notes	$-	$1,032	$-	$1,032
Agency mortgage-backed	-	47,405	-	47,405
Agency CMO	-	16,095	-	16,095
Privately-issued CMO	-	2,652	-	2,652
Privately-issued ABS	-	4,532	-	4,532
SBA certificates	-	1,227	-	1,227
Municipal obligations	-	101,550	-	101,550
Total securities available for sale	$-	$174,493	$-	$174,493

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$4,299	$4,299
Commercial real estate	-	-	6,298	6,298
Land and land development	-	-	241	241
Commercial business	-	-	231	231
Consumer	-	-	244	244
Total impaired loans	$-	$-	$11,313	$11,313

Loans held for sale:
Residential mortgage loans held for sale	$-	$384	$-	$384
SBA loans held for sale	-	5,087	-	5,087
Total loans held for sale	$-	$5,471	$-	$5,471

Loans servicing rights	$-	$-	$310	$310

Other real estate owned, held for sale:
Residential real estate	$-	$-	$397	$397
Commercial real estate	-	-	122	122
Total other real estate owned	$-	$-	$519	$519

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

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

SEPTEMBER 30, 2016 AND 2015

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At September 30, 2016 and 2015, all impaired loans were considered to be collateral-dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At September 30, 2016 and 2015, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the years ended September 30, 2016 and 2015, the Company recognized provisions for loan losses of $43,000 and $58,000, respectively, for impaired loans.

Loans Held for Sale. Loans held for sale is comprised of residential mortgage loans and SBA loans held for sale. Residential mortgage loans held for sale are carried at the lower of cost or market value. At September 30, 2016, SBA loans held for sale were carried at the lower of cost or market value. As discussed further below, SBA loans held for sale at September 30, 2015 were reported at fair value in accordance with FASB ASC 825-10. The fair value of loans held for sale is based on specific prices of the underlying contracts for sale to investors, and is classified as Level 2 in the fair value hierarchy.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(22 - continued)

Loan Servicing Rights. Loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At September 30, 2016, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 8.54% to 14.46% with a weighted average of 12.27% and prepayment speed assumptions ranging from 4.25% to 8.71% with a weighted average rate of 6.75%. Impairment of the loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company did not recognize any impairment charges on loan servicing rights for the year ended September 30, 2016.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At September 30, 2016, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 34.2% with a weighted average of 24.6%. At September 30, 2015, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 56.5% with a weighted average of 23.6%. The Company recognized charges of $100,000 and $73,000 to write down other real estate owned to fair value for the years ended September 30, 2016 and 2015, respectively.

Transfers Between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended September 30, 2016 and 2015. There were no transfers into or out of Level 3 financial assets or liabilities for the years ended September 30, 2016 or 2015. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2016 or 2015.

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

At September 30, 2015, the difference between the aggregate fair value ($5.8 million) and the aggregate unpaid principal balance ($5.3 million) of SBA loans held for sale was $558,000. The amount of gains included in earnings for the year ended September 30, 2015 for SBA loans held for sale totaled $558,000, consisting of $24,000 included in interest income on loans and $534,000 in changes in fair value included in net unrealized gain on loans held for sale in the accompanying consolidated statements of income.

All of the SBA loans held for sale at September 30, 2015 were sold during the year ended September 30, 2016. Subsequent to September 30, 2016, the Company did not elect the fair value option on SBA loans held for sale and, as such, all loans held for sale were carried at the lower of cost or market at September 30, 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(23)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and 2015.

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2016:
Financial assets:
Cash and due from banks	$11,449	$11,449	$-	$-
Interest-bearing deposits with banks	17,893	17,893	-	-
Interest-bearing time deposits	3,100	-	3,114	-
Trading account securities	9,255	-	9,255	-
Securities available for sale	174,493	-	174,493	-
Securities held to maturity	3,166	-	3,654	-

Loans, net	518,611	-	-	522,560

Loans held for sale	5,471	-	5,471	-
FRB and FHLB stock	6,936	-	6,936	-
Accrued interest receivable	2,806	-	2,806	-
Loan servicing rights (included in other assets)	310	-	-	310

Financial liabilities:
Deposits	579,467	-	-	581,844
Short-term repurchase agreements	1,345	-	1,345	-
Borrowings from FHLB	121,633	-	123,794	-
Accrued interest payable	195	-	195	-
Advance payments by borrowers for taxes and insurance	1,014	-	1,014	-

September 30, 2015:
Financial assets:
Cash and due from banks	$9,884	$9,884	$-	$-
Interest-bearing deposits with banks	15,110	15,110	-	-
Interest-bearing time deposits	3,100	-	3,099	-
Trading account securities	9,044	-	9,044	-
Securities available for sale	178,328	-	178,328	-
Securities held to maturity	4,620	-	5,191	-

Loans, net	457,112	-	-	456,331

Loans held for sale	6,803	-	6,803	-
FRB and FHLB stock	6,720	-	6,720	-
Accrued interest receivable	2,655	-	2,655	-
Investment in historic tax credit entity (included in other assets)	4,169	-	4,169	-

Financial liabilities:
Deposits	533,297	-	-	536,121
Short-term repurchase agreements	1,342	-	1,342	-
Borrowings from FHLB	104,867	-	106,446	-
Other long-term debt	4,632	-	4,632	-
Accrued interest payable	186	-	186	-
Advance payments by borrowers for taxes and insurance	883	-	883	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

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

The fair value of loans held for sale is estimated based on specific prices of underlying contracts for sales to investors, as previously discussed.

Other Assets

For equity method investments, such as the Company’s investment in the historic tax credit entity, where a quoted market value is not available, the carrying amount is a reasonable estimate of fair value. However, subsequent to the recognition of the historic tax credits (as discussed in Note 6), management has determined that its investment in the historic tax credit entity has no residual value and therefore has recorded an impairment loss for the amount of the investment as of September 30, 2016.

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

SEPTEMBER 30, 2016 AND 2015

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

Holders of the Series A Preferred Stock were entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, could fluctuate on a quarterly basis during the first ten quarters during which the Series A Preferred Stock was outstanding and could adjust between 1.0% and 5.0% per annum, to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (“QSBL”) (as defined in the Purchase Agreement) over the baseline level calculated under the terms of the Purchase Agreement (“Baseline”).  In addition to the dividend, in the event the Bank’s level of QSBL did not increase relative to the Baseline, at the beginning of the tenth calendar quarter, the Company would have been subject to an additional lending incentive fee equal to 2.0% per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate was fixed at between 1.0% and 7.0% per annum based upon the increase in QSBL as compared to the Baseline. After four and one half (4½) years from issuance, the dividend rate would have increased to 9.0%. Based upon the Bank’s level of QSBL over the Baseline for purposes of calculating the dividend rate for the initial dividend period, the dividend rate for the initial dividend period ended September 30, 2011 was 4.84%. The dividend rate for the portion of the nineteenth dividend period that ended February 11, 2016 was 1.0% and the weighted average dividend rate for the years ended September 30, 2016 and 2015 was 1.0%.

The Series A Preferred Stock was non-voting, except in limited circumstances. In the event that the Company would have failed to timely make five dividend payments, whether or not consecutive, the holder of the Series A Preferred Stock would have had the right, but not the obligation, to appoint a representative as an observer on the Company’s board of directors.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(25 - continued)

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

In accordance with the Plan of Charter Conversion adopted by the Bank’s board of directors on May 21, 2014, the Bank operates as an Indiana-charted commercial bank and became a member the Federal Reserve System following its conversion from a federally-chartered savings bank effective December 19, 2014. As a result of the Bank’s charter conversion, the Bank is subject to supervision and regulation by the Indiana Department of Financial Institutions and the Federal Reserve Bank of St. Louis. Also as a result of the Bank’s charter conversion, the Company converted to a bank holding company and simultaneously elected financial holding company status effective December 19, 2014. The Company is supervised and regulated by the Board of Governors of the Federal Reserve System through the Federal Reserve Bank of St. Louis.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(27 - continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Company and Bank met all capital adequacy requirements to which they are subject as of September 30, 2016 and 2015.

As of September 30, 2016, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk in either year.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016:

Total capital (to risk-weighted assets):
Consolidated	$72,227	11.82%	$48,874	8.00%	N/A	N/A
Bank	69,056	11.33	48,748	8.00	$60,934	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	$65,105	10.66%	$36,655	6.00%	N/A	N/A
Bank	61,934	10.16	36,561	6.00	$48,748	8.00%

Common equity tier I capital (to risk-weighted assets):
Consolidated	$65,105	10.66%	$27,491	4.50%	N/A	N/A
Bank	61,934	10.16	27,420	4.50	$39,607	6.50%

Tier I capital (to average adjusted total assets):
Consolidated	$65,105	8.43%	$30,881	4.00%	N/A	N/A
Bank	61,934	8.09	30,621	4.00	$38,277	5.00%

As of September 30, 2015:

Total capital (to risk-weighted assets):
Consolidated	$85,531	16.21%	$42,221	8.00%	N/A	N/A
Bank	69,075	13.13	42,084	8.00	$52,605	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	$78,955	14.96%	$31,666	6.00%	N/A	N/A
Bank	62,499	11.88	31,563	6.00	$42,084	8.00%

Common equity tier I capital (to risk-weighted assets):
Consolidated	$78,955	14.96%	$23,749	4.50%	N/A	N/A
Bank	62,499	11.88	23,672	4.50	$34,193	6.50%

Tier I capital (to average adjusted total assets):
Consolidated	$78,955	11.01%	$28,691	4.00%	N/A	N/A
Bank	62,499	8.67	28,834	4.00	$36,043	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(28)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended September 30, 2016 and 2015.

(In thousands , except share and per share data)	Years Ended September 30,
	2016	2015
Basic:
Earnings:
Net income	$7,911	$6,751
Less: Preferred stock dividends declared	(62)	(171)

Net income available to common shareholders	$7,849	$6,580

Shares:
Weighted average common shares outstanding	2,200,258	2,140,632

Net income per common share, basic	$3.57	$3.07

Diluted:
Earnings:
Net income	$7,911	$6,751
Less: Preferred stock dividends declared	(62)	(171)

Net income available to common shareholders	$7,849	$6,580

Shares:
Weighted average common shares outstanding	2,200,258	2,140,632
Add: Dilutive effect of outstanding options	103,370	101,862
Add: Dilutive effect of restricted stock	-	5,472

Weighted average common shares outstanding, as adjusted	2,303,628	2,247,966

Net income per common share, diluted	$3.41	$2.93

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(29)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets

(In thousands)

	As of September 30,
	2016	2015
Assets:
Cash and due from banks	$849	$14,721
Other assets	662	928
Investment in subsidiaries	85,464	79,075
	$86,975	$94,724

Liabilities and Equity:
Accrued expenses	$395	$367
Stockholders' equity	86,580	94,357
	$86,975	$94,724

Statements of Income

(In thousands)

	Years Ended September 30,
	2016	2015

Dividend income from subsidiary	$4,000	$8,500
Other income	-	2
Other operating expenses	(1,027)	(1,650)

Income before income taxes and equity in undistributed net income of subsidiaries	2,973	6,852

Income tax benefit	282	414

Income before equity in undistributed net income of subsidiaries	3,255	7,266

Equity in undistributed net income of subsidiaries	4,656	(515)

Net income	$7,911	$6,751

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(29 - continued)

Statements of Cash Flows

(In thousands)

	Years Ended September 30,
	2016	2015
Operating Activities:
Net income	$7,911	$6,751
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,656)	515
ESOP and stock compensation expense	628	1,108
Net change in other assets and liabilities	368	67
Net cash provided by operating activities	4,251	8,441

Financing Activities:
Redemption of preferred stock	(17,120)	-
Exercise of stock options	169	159
Purchase of treasury stock	-	(132)
Dividends paid	(1,172)	(1,166)
Net cash used in financing activities	(18,123)	(1,139)

Net increase (decrease) in cash and due from banks	(13,872)	7,302

Cash and due from banks at beginning of year	14,721	7,419

Cash and due from banks at end of year	$849	$14,721

(30)	CONCENTRATION OF CREDIT RISK

At September 30, 2016 and 2015, the Bank had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $7.5 million and $5.8 million, respectively.

(31)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(In thousands)	2016	2015

Cash payments for:

Interest	$4,218	$3,890
Taxes (net of refunds received)	743	914

Non-cash investing activities:

Transfers from loans held for sale to loans	1,319	-
Transfers from loans to other real estate owned	648	814
Proceeds from sales of other real estate owned financed through loans	299	340
Proceeds from sales of other premises, equipment and real estate development financed through loans	8,950	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SEPTEMBER 30, 2016 AND 2015

(32)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

September 30, 2016:

Interest income	$7,126	$7,147	$7,422	$7,761
Interest expense	968	1,028	1,115	1,056
Net interest income	6,158	6,119	6,307	6,705
Provision for loan losses	-	125	303	209
Net interest income after provision for loan losses	6,158	5,994	6,004	6,496
Noninterest income	1,444	1,262	(2,576)	3,242
Noninterest expenses	5,892	5,232	5,590	5,721
Income (loss) before income taxes	1,710	2,024	(2,162)	4,017
Income tax expense (benefit)	467	389	(4,389)	1,211

Net income	1,243	1,635	2,227	2,806

Less: Preferred stock dividends declared	43	19	-	-

Net income available to common shareholders	$1,200	$1,616	$2,227	$2,806

Net income per common share, basic	$0.55	$0.73	$1.01	$1.27

Net income per common share, diluted	$0.52	$0.70	$0.97	$1.22

September 30, 2015:

Interest income	$7,009	$6,924	$6,915	$7,139
Interest expense	931	952	933	962
Net interest income	6,078	5,972	5,982	6,177
Provision for loan losses	207	212	208	232
Net interest income after provision for loan losses	5,871	5,760	5,774	5,945
Noninterest income	1,111	1,078	1,937	1,850
Noninterest expenses	5,374	4,876	5,197	5,552
Income before income taxes	1,608	1,962	2,514	2,243
Income tax expense	408	435	318	415

Net income	1,200	1,527	2,196	1,828

Less: Preferred stock dividends declared	43	43	43	42

Net income available to common shareholders	$1,157	$1,484	$2,153	$1,786

Net income per common share, basic	$0.55	$0.69	$1.00	$0.83

Net income per common share, diluted	$0.52	$0.66	$0.95	$0.80

