Form 10-Q
period 2016-12-31
First Savings Financial Group Inc
filed 2017-02-14
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to__________________

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

The number of shares outstanding of the registrant’s common stock as of December 31, 2016 was 2,224,052.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
(In thousands, except share and per share data)	2016	2016

ASSETS
Cash and due from banks	$9,367	$11,449
Interest-bearing deposits with banks	17,804	17,893
Total cash and cash equivalents	27,171	29,342

Interest-bearing time deposits	2,855	3,100
Trading account securities, at fair value	9,138	9,255
Securities available for sale, at fair value	173,359	174,493
Securities held to maturity	3,081	3,166

Loans held for sale, residential mortgage	875	384
Loans held for sale, Small Business Administration	16,178	5,087
Loans, net	534,646	518,611

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	6,936	6,936
Premises and equipment	11,587	11,674
Other real estate owned, held for sale	553	519
Accrued interest receivable:
Loans	1,708	1,451
Securities	1,638	1,355
Cash surrender value of life insurance	17,973	18,214
Goodwill	7,936	7,936
Core deposit intangibles	951	1,037
Other assets	5,974	3,956

Total Assets	$822,559	$796,516

LIABILITIES
Deposits:
Noninterest-bearing	$92,748	$79,859
Interest-bearing	532,198	499,608
Total deposits	624,946	579,467

Repurchase agreements	1,346	1,345
Borrowings from Federal Home Loan Bank	104,996	121,633
Accrued interest payable	201	195
Advance payments by borrowers for taxes and insurance	671	1,014
Accrued expenses and other liabilities	5,282	6,282
Total Liabilities	737,442	709,936

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 20,000,000 shares; issued 2,559,307 shares (2,542,042 at September 30, 2016); outstanding 2,224,052 shares (2,204,787 shares at September 30, 2016)	25	25
Additional paid-in capital	27,872	27,182
Retained earnings - substantially restricted	61,548	59,499
Accumulated other comprehensive income	2,381	5,944
Unearned stock compensation	(675)	-
Less treasury stock, at cost - 335,255 shares (337,255 shares at September 30, 2016)	(6,034)	(6,070)
Total Stockholders' Equity	85,117	86,580

Total Liabilities and Stockholders' Equity	$822,559	$796,516

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2016	2015

INTEREST INCOME
Loans, including fees	$6,346	$5,465
Securities:
Taxable	937	958
Tax-exempt	627	610
Dividend income	79	76
Interest-bearing deposits with banks	22	17
Total interest income	8,011	7,126

INTEREST EXPENSE
Deposits	612	584
Federal funds purchased	3	-
Repurchase agreements	1	1
Borrowings from Federal Home Loan Bank	406	343
Loans payable	-	40
Total interest expense	1,022	968

Net interest income	6,989	6,158
Provision for loan losses	306	-

Net interest income after provision for loan losses	6,683	6,158

NONINTEREST INCOME
Service charges on deposit accounts	336	322
Net gain (loss) on trading account securities	(282)	177
Net gain on sales of loans, residential mortgage	151	140
Net gain on sales of loans, Small Business Administration	854	90
Increase in cash surrender value of life insurance	109	115
Gain on life insurance	189	-
Commission income	66	143
Real estate lease income	-	163
Net gain on sale of premises and equipment	7	-
Other income	445	294
Total noninterest income	1,875	1,444

NONINTEREST EXPENSE
Compensation and benefits	3,541	3,563
Occupancy and equipment	600	652
Data processing	374	353
Advertising	107	100
Professional fees	205	292
FDIC insurance premiums	110	121
Net (gain) loss on other real estate owned	(90)	74
Other operating expenses	693	737
Total noninterest expense	5,540	5,892
Income before income taxes	3,018	1,710
Income tax expense	681	467
Net Income	$2,337	$1,243

Preferred stock dividends declared	-	43
Net Income Available to Common Shareholders	$2,337	$1,200

Net income per common share:
Basic	$1.06	$0.55
Diluted	$1.00	$0.52

Weighted average common shares outstanding:
Basic	2,205,309	2,186,712
Diluted	2,329,514	2,297,460

Dividends per common share	$0.13	$0.12

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2016	2015

Net Income	$2,337	$1,243

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(5,484)	220
Income tax benefit (expense)	1,921	(60)
Net of tax amount	(3,563)	160

Other Comprehensive Income (Loss)	(3,563)	160

Comprehensive Income (Loss)	$(1,226)	$1,403

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Three Months Ended December 31, 2015:
Balances at October 1, 2015	$-	$25	$43,916	$52,760	$4,210	$(197)	$(6,357)	$94,357

Net income	-	-	-	1,243	-	-	-	1,243

Other comprehensive income	-	-	-	-	160	-	-	160

Preferred stock dividends	-	-	-	(43)	-	-	-	(43)

Common stock dividends ($0.12 per share)	-	-	-	(251)	-	-	-	(251)

Shares released by ESOP trust	-	-	504	-	-	197	-	701

Stock options exercises - 26,210 shares	-	-	(118)	-	-	-	466	348

Purchase of 4,933 treasury shares	-	-	-	-	-	-	(179)	(179)

Balances at December 31, 2015	$-	$25	$44,302	$53,709	$4,370	$-	$(6,070)	$96,336

Three Months Ended December 31, 2016:
Balances at October 1, 2016	$-	$25	$27,182	$59,499	$5,944	$-	$(6,070)	$86,580

Net income	-	-	-	2,337	-	-	-	2,337

Other comprehensive loss	-	-	-	-	(3,563)	-	-	(3,563)

Common stock dividends ($0.13 per share)	-	-	-	(288)	-	-	-	(288)

Restricted stock grants - 17,265 shares	-	-	692	-	-	(692)	-	-

Stock compensation expense	-	-	8	-	-	17	-	25

Stock options exercise - 2,000 shares	-	-	(10)	-	-	-	36	26

Balances at December 31, 2016	$-	$25	$27,872	$61,548	$2,381	$(675)	$(6,034)	$85,117

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,337	$1,243
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	306	-
Depreciation and amortization	293	367
Amortization of premiums and accretion of discounts on securities, net	201	132
Decrease in trading account securities	117	1,534
Loans originated for sale	(32,929)	(6,665)
Proceeds on sales of loans	22,719	10,863
Net gain on sales of loans	(1,005)	(230)
Net realized and unrealized (gain) loss on other real estate owned	(113)	46
Gain on life insurance	(189)	-
Increase in cash surrender value of life insurance	(109)	(115)
Net gain on sale of premises, equipment and real estate development	(7)	-
Deferred income taxes	333	(98)
ESOP and stock compensation expense	25	628
Increase in accrued interest receivable	(540)	(278)
Increase in accrued interest payable	6	-
Change in other assets and liabilities, net	(1,159)	(990)
Net Cash Provided By (Used In) Operating Activities	(9,714)	6,437

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposit maturities	245	245
Purchase of securities available for sale	(11,222)	(3,607)
Proceeds from maturities of securities available for sale	560	4,565
Proceeds from maturities of securities held to maturity	25	25
Principal collected on securities	6,161	3,376
Net increase in loans	(16,344)	(2,050)
Purchase of premises and equipment	(120)	(31)
Net Cash Provided By (Used In) Investing Activities	(20,695)	2,523

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	45,479	613
Net increase in repurchase agreements	1	-
Decrease in Federal Home Loan Bank line of credit	(16,637)	(5,732)
Repayment of other long-term debt	-	(47)
Net decrease in advance payments by borrowers for taxes and insurance	(343)	(228)
Proceeds from exercise of stock options	26	169
Dividends paid on preferred stock	-	(43)
Dividends paid on common stock	(288)	(251)
Net Cash Provided By (Used In) Financing Activities	28,238	(5,519)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,171)	3,441

Cash and cash equivalents at beginning of period	29,342	24,994

Cash and Cash Equivalents at End of Period	$27,171	$28,435

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

The Bank, which is a wholly-owned Indiana-chartered commercial bank subsidiary of the Company, provides a variety of banking services to individuals and business customers through fourteen locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate commercial mortgage, residential mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities and other securities. The Bank has two wholly-owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio, and Southern Indiana Financial Corporation, which is currently inactive. At September 30, 2016, the Bank had a third wholly-owned subsidiary, FFCC, Inc. (“FFCC”), which was an Indiana corporation that participated in commercial real estate development and leasing. In accordance with the Plan of Complete Liquidation adopted by FFCC’s board of directors and approval by the Bank as its sole shareholder on December 21, 2016, FFCC voluntarily dissolved and completely liquidated effective December 31, 2016. As a result of the liquidation, FFCC distributed its net assets to the Bank on December 31, 2016.

Subsequent to December 31, 2016 the Bank organized a fifty-one percent (51%) owned subsidiary, Q2 Business Capital, LLC, which is an Indiana limited liability company that specializes in the origination and servicing of U.S. Small Business Administration (“SBA”) loans.

The Captive, which is a wholly-owned insurance subsidiary of the Company, is a Nevada corporation that provides property and casualty insurance to the Company, the Bank and the Bank’s active subsidiaries. In addition, the Captive provides reinsurance to eight other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of December 31, 2016, the results of operations for the three-month periods ended December 31, 2016 and 2015, and the cash flows for the three-month periods ended December 31, 2016 and 2015. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements, conform to general practices within the banking industry and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2016 included in the Company’s Annual Report on Form 10-K.

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

Agency bonds and notes, agency mortgage-backed securities and agency collateralized mortgage obligations (“CMO”) include securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”), which are U.S. government-sponsored enterprises. The Company holds municipal bonds issued by municipal governments within the U.S. The Company also holds a pass-through asset-backed security guaranteed by the SBA representing participating interests in pools of long-term debentures issued by state and local development companies certified by the SBA. Privately-issued CMO and asset-backed securities (“ABS”) are complex securities issued by non-government special-purpose entities that are collateralized by residential mortgage loans and residential home equity loans.

Investment securities have been classified according to management’s intent.

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At December 31, 2016 and September 30, 2016, trading account securities recorded at fair value totaled $9.1 million and $9.3 million, respectively, and were comprised of investment grade municipal bonds. During the three-month period ended December 31, 2016, the Company reported net losses on trading account securities of $282,000, including net realized losses on the sale of securities of $363,000 and net unrealized gains on securities still held as of the balance sheet date of $81,000. During the three-month period ended December 31, 2015, the Company reported net gains on trading account securities of $177,000, including net realized gains on the sale of securities of $194,000 and net unrealized losses on securities still held as of the balance sheet date of $17,000.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2016:
Securities available for sale:

Agency bonds and notes	$1,014	$2	$-	$1,016
Agency mortgage-backed	42,725	459	210	42,974
Agency CMO	15,455	41	151	15,345
Privately-issued CMO	2,248	259	-	2,507
Privately-issued ABS	3,419	827	-	4,246
SBA certificates	1,159	5	-	1,164
Municipal obligations	103,613	3,200	706	106,107

Total securities available for sale	$169,633	$4,793	$1,067	$173,359

Securities held to maturity:

Agency mortgage-backed	$201	$18	$-	$219
Municipal obligations	2,880	306	-	3,186

Total securities held to maturity	$3,081	$324	$-	$3,405

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2016:
Securities available for sale:

Agency bonds and notes	$1,024	$8	$-	$1,032
Agency mortgage-backed	46,376	1,029	-	47,405
Agency CMO	16,053	108	66	16,095
Privately-issued CMO	2,359	293	-	2,652
Privately-issued ABS	3,675	864	7	4,532
SBA certificates	1,220	7	-	1,227
Municipal bonds	94,567	7,002	19	101,550

Total securities available for sale	$165,274	$9,311	$92	$174,493

Securities held to maturity:

Agency mortgage-backed	$260	$23	$-	$283
Municipal bonds	2,906	465	-	3,371

Total securities held to maturity	$3,166	$488	$-	$3,654

The amortized cost and fair value of investment securities as of December 31, 2016 by contractual maturity are shown below. Expected maturities of mortgage-backed securities, CMO and ABS may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due within one year	$2,015	$2,036	$208	$230
Due after one year through five years	9,969	10,377	967	1,071
Due after five years through ten years	18,781	19,809	1,139	1,269
Due after ten years	73,862	74,901	566	616
	104,627	107,123	2,880	3,186

CMO	17,703	17,852	-	-
ABS	3,419	4,246	-	-
SBA certificates	1,159	1,164	-	-
Mortgage-backed securities	42,725	42,974	201	219

	$169,633	$173,359	$3,081	$3,405

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at December 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	16	$19,034	$210
Agency CMO	8	8,551	89
Municipal obligations	35	23,047	706

Total less than twelve months	59	50,632	1,005

Continuous loss position more than twelve months:
Agency CMO	3	4,563	62

Total more than twelve months	3	4,563	62

Total securities available for sale	62	$55,195	$1,067

At December 31, 2016, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at December 31, 2016, which consisted of U.S. government agency mortgage-backed securities, agency CMOs and municipal bonds, had depreciated approximately 1.90% from their amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 2.36% and a weighted-average coupon rate of 3.07% at December 31, 2016. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At December 31, 2016, the Company held fifteen privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $1.9 million and fair value of $2.7 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various nationally recognized statistical rating organizations (“NRSRO”).

At December 31, 2016, there were no privately-issued CMO or ABS in loss positions. Based on the independent third party analysis of the expected cash flows, management has determined that no other-than-temporary impairment is required to be recognized on the privately-issued CMO and ABS portfolios. While the Company did not recognize a credit-related impairment loss at December 31, 2016, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

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

During the three-month periods ended December 31, 2016 and 2015, the Company did not realize any gross gains or losses on sales of available for sale securities.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at December 31, 2016 and September 30, 2016, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at December 31, 2016 and September 30, 2016 consisted of the following:

	December 31,	September 30,
	2016	2016
	(In thousands)
Real estate mortgage:
1-4 family residential	$175,518	$178,364
Commercial	226,235	217,378
Multifamily residential	17,813	18,431
Residential construction	27,195	24,275
Commercial construction	40,769	33,685
Land and land development	9,935	11,137
Commercial business loans	47,306	41,967
Consumer:
Home equity loans	22,404	21,370
Auto loans	5,020	4,858
Other consumer loans	2,221	2,102
Gross loans	574,416	553,567
Undisbursed portion of construction loans	(32,195)	(27,623)
Principal loan balance	542,221	525,944

Deferred loan origination fees and costs, net	(156)	(211)
Allowance for loan losses	(7,419)	(7,122)

Loans, net	$534,646	$518,611

During the three-month period ended December 31, 2016, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

At December 31, 2016 and September 30, 2016, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $928,000 and $837,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of December 31, 2016:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$175,518	$226,235	$17,813	$35,769	$9,935	$47,306	$29,645	$542,221

Accrued interest receivable	515	730	33	179	22	173	56	1,708

Net deferred loan origination fees and costs	124	(130)	(17)	(177)	1	57	(14)	(156)

Recorded investment in loans	$176,157	$226,835	$17,829	$35,771	$9,958	$47,536	$29,687	$543,773

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,300	$6,213	$-	$-	$271	$208	$267	$11,259

Collectively evaluated for impairment	171,857	220,622	17,829	35,771	9,687	47,328	29,420	532,514

Ending balance	$176,157	$226,835	$17,829	$35,771	$9,958	$47,536	$29,687	$543,773

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of September 30, 2016:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$178,364	$217,378	$18,431	$30,337	$11,137	$41,967	$28,330	$525,944

Accrued interest receivable	505	592	38	95	23	143	55	1,451

Net deferred loan origination fees and costs	158	(254)	(17)	(126)	4	37	(13)	(211)

Recorded investment in loans	$179,027	$217,716	$18,452	$30,306	$11,164	$42,147	$28,372	$527,184

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,342	$6,298	$-	$-	$241	$231	$249	$11,361

Collectively evaluated for impairment	174,685	211,418	18,452	30,306	10,923	41,916	28,123	515,823

Ending balance	$179,027	$217,716	$18,452	$30,306	$11,164	$42,147	$28,372	$527,184

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of December 31, 2016 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$62	$-	$-	$-	$-	$-	$14	$76

Collectively evaluated for impairment	250	5,313	105	1,026	261	310	78	7,343

Ending balance	$312	$5,313	$105	$1,026	$261	$310	$92	$7,419

An analysis of the allowance for loan losses as of September 30, 2016 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$43	$-	$-	$-	$-	$-	$5	$48

Collectively evaluated for impairment	292	5,160	109	845	295	284	89	7,074

Ending balance	$335	$5,160	$109	$845	$295	$284	$94	$7,122

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2016 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$335	$5,160	$109	$845	$295	$284	$94	$7,122
Provisions	(9)	153	(4)	181	(34)	13	6	306
Charge-offs	(17)	-	-	-	-	-	(18)	(35)
Recoveries	3	-	-	-	-	13	10	26

Ending balance	$312	$5,313	$105	$1,026	$261	$310	$92	$7,419

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$444	$4,327	$156	$551	$369	$678	$99	$6,624
Provisions	(120)	187	(9)	43	(31)	(103)	33	-
Charge-offs	(26)	-	-	-	-	-	(39)	(65)
Recoveries	72	-	-	-	-	-	13	85

Ending balance	$370	$4,514	$147	$594	$338	$575	$106	$6,644

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of December 31, 2016 and for the three months ended December 31, 2016 and 2015.

	At December 31, 2016			Three Months Ended December 31,
				2016	2016	2015	2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$3,816	$4,064	$-	$4,094	$33	$5,304	$35
Commercial real estate	6,213	6,317	-	6,354	48	6,810	52
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	271	238	-	238	-	-	-
Commercial business	208	214	-	217	2	335	1
Consumer	191	192	-	178	1	206	1

	$10,699	$11,025	$-	$11,081	$84	$12,655	$89

Loans with an allowance recorded:
Residential real estate	$484	$489	$62	$460	$-	$2	$-
Commercial real estate	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	76	76	14	82	-	76	-

	$560	$565	$76	$542	$-	$78	$-

Total:
Residential real estate	$4,300	$4,553	$62	$4,554	$33	$5,306	$35
Commercial real estate	6,213	6,317	-	6,354	48	6,810	52
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	271	238	-	238	-	-	-
Commercial business	208	214	-	217	2	335	1
Consumer	267	268	14	260	1	282	1

	$11,259	$11,590	$76	$11,623	$84	$12,733	$89

The Company did not recognize any interest income using the cash receipts method during the three-month periods ended December 31, 2016 and 2015.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2016.

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$3,891	$4,171	$-
Commercial real estate	6,298	6,394	-
Multifamily	-	-	-
Construction	-	-	-
Land and land development	241	238	-
Commercial business	231	224	-
Consumer	175	175	-

	$10,836	$11,202	$-

Loans with an allowance recorded:
Residential real estate	$451	$450	$43
Commercial real estate	-	-	-
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	-	-	-
Consumer	74	74	5

	$525	$524	$48

Total:
Residential real estate	$4,342	$4,621	$43
Commercial real estate	6,298	6,394	-
Multifamily	-	-	-
Construction	-	-	-
Land and land development	241	238	-
Commercial business	231	224	-
Consumer	249	249	5

	$11,361	$11,726	$48

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2016:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,849	$281	$2,130
Commercial real estate	1,544	-	1,544
Multifamily	-	-	-
Construction	-	-	-
Land and land development	271	-	271
Commercial business	116	-	116
Consumer	161	-	161

Total	$3,941	$281	$4,222

The following table presents the recorded investment in nonperforming loans at September 30, 2016:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,752	$22	$1,774
Commercial real estate	1,606	-	1,606
Multifamily	-	-	-
Construction	-	-	-
Land and land development	241	-	241
Commercial business	136	-	136
Consumer	140	-	140

Total	$3,875	$22	$3,897

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,377	$938	$1,245	$4,560	$171,597	$176,157
Commercial real estate	-	-	97	97	226,738	226,835
Multifamily	-	-	-	-	17,829	17,829
Construction	-	-	-	-	35,771	35,771
Land and land development	-	-	271	271	9,687	9,958
Commercial business	36	-	25	61	47,475	47,536
Consumer	85	36	41	162	29,525	29,687

Total	$2,498	$974	$1,679	$5,151	$538,622	$543,773

The following table presents the aging of the recorded investment in past due loans at September 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,019	$860	$1,070	$3,949	$175,078	$179,027
Commercial real estate	367	-	94	461	217,255	217,716
Multifamily	-	-	-	-	18,452	18,452
Construction	-	-	-	-	30,306	30,306
Land and land development	-	-	241	241	10,923	11,164
Commercial business	40	-	42	82	42,065	42,147
Consumer	76	1	40	117	28,255	28,372

Total	$2,502	$861	$1,487	$4,850	$522,334	$527,184

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of December 31, 2016, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$170,659	$217,626	$17,829	$35,674	$9,687	$46,014	$29,493	$526,982
Special Mention	285	2,793	-	97	-	1,406	-	4,581
Substandard	5,129	6,416	-	-	271	116	171	12,103
Doubtful	84	-	-	-	-	-	23	107
Loss	-	-	-	-	-	-	-	-

Total	$176,157	$226,835	$17,829	$35,771	$9,958	$47,536	$29,687	$543,773

As of September 30, 2016, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$173,477	$211,247	$18,452	$30,206	$10,924	$41,986	$28,197	$514,489
Special Mention	459	-	-	100	-	25	-	584
Substandard	5,002	6,469	-	-	240	136	160	12,007
Doubtful	89	-	-	-	-	-	15	104
Loss	-	-	-	-	-	-	-	-

Total	$179,027	$217,716	$18,452	$30,306	$11,164	$42,147	$28,372	$527,184

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

The following table summarizes the Company’s recorded investment in TDRs at December 31, 2016 and September 30, 2016. There was no specific reserve included in the allowance for loan losses related to TDRs at December 31, 2016 and September 30, 2016.

	Accruing	Nonaccrual	Total
	(In thousands)
December 31, 2016:
Residential real estate	$2,451	$-	$2,451
Commercial real estate	4,669	1,447	6,116
Commercial business	92	116	208
Consumer	106	-	106

Total	$7,318	$1,563	$8,881

September 30, 2016:
Residential real estate	$2,590	$-	$2,590
Commercial real estate	4,692	1,512	6,204
Commercial business	95	120	215
Consumer	109	-	109

Total	$7,486	$1,632	$9,118

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three-month period ended December 30, 2015:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(Dollars in thousands)

December 31, 2015:
Residential real estate	4	$75	$126
Commercial business	2	88	118

Total	6	$163	$244

There were no TDRs that were restructured during the three-month period ended December 30, 2016.

For the TDRs listed above, the terms of modification included deferral of contractual principal and interest payments, reduction of the stated interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

At December 30, 2016 and September 30, 2016, the Company had not committed to lend any additional amounts to customers with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the three-month periods ended December 31, 2016 and 2015. There was no specific allowance for loan losses related to TDRs modified during the three-month periods ended December 31, 2016 and 2015. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three-month periods ended December 31, 2016 and 2015, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

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

The aggregate fair value of loan servicing rights at December 31, 2016 approximated its carrying value. A valuation model employed by an independent third party calculates the present value of future cash flows and is used to estimate fair value at the date of sale and on a quarterly basis for impairment analysis purposes. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the loan servicing rights include the discount rate and prepayment speed assumptions. For purposes of impairment, risk characteristics such as interest rate, loan type, term and investor type are used to stratify the loan servicing rights. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. Changes in the valuation allowance are reported in net gain on sales of loans in the consolidated statements of income.

The unpaid principal balance of SBA loans serviced for others was $24.3 million, $13.6 million and $5.3 million at December 31, 2016, September 30, 2016 and December 31, 2015, respectively. Contractually specified late fees and ancillary fees earned on SBA loans of $43,000 and $13,000 for the three-month periods ended December 31, 2016 and 2015, respectively, are included in interest income on loans in the consolidated statements of income. Net servicing costs (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans of $15,000 for each of the three-month periods ended December 31, 2016 and 2015, are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three-month periods ended December 31, 2016 and 2015 are as follows:

	2016	2015
	(In thousands)

Balance, beginning of period	$310	$-
Servicing rights resulting from transfers of loans	261	156
Amortization	(12)	-
Change in valuation allowance	-	-

Balance, end of period	$559	$156

Residential mortgage loans originated for sale in the secondary market continue to be sold with servicing released.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Investment in Historic Tax Credit Entity

On October 15, 2014, the Bank entered into an agreement to participate in the rehabilitation of a certified historic structure located in Louisville, Kentucky with a regional commercial developer. As part of the agreement, the Bank committed to invest $4.2 million into a limited liability company organized in the state of Kentucky by the commercial developer, for which it received a 99% equity interest in the entity and will receive an allocation of 99% of the operating profit and losses and any historic tax credits generated by the entity. The tax credits expected to be allocated to the Bank include federal rehabilitation investment credits totaling $4.7 million available under Internal Revenue Code Section 47. At December 31, 2016, the Bank had made all of its required investments to the entity except for $118,000, which is due when the project is fully completed and the final certificate of occupancy is received.

The Bank’s investment in the historic tax credit entity is accounted for using the equity method of accounting. Certificates of occupancy for substantially all of the project were received in June 2016, which resulted in the recognition of $4.7 million in historic tax credits for the quarter ended June 30, 2016. As a result of the recognition of the historic tax credits, the Company also recognized a $4.2 million loss during the quarter ended June 30, 2016 on its investment in the historic tax credit entity in order to reduce the amount of the investment to its estimated current fair value.

At December 31, 2016 and September 30, 2016, the Bank’s remaining unfunded capital contribution commitment of $118,000 was included in other liabilities in the accompanying consolidated balance sheet.

5.	Deposits

Deposits at December 31, 2016 and September 30, 2016 consisted of the following:

	December 31,	September 30,
	2016	2016
	(In thousands)

Non-interest-bearing demand deposits	$92,748	$79,859
NOW accounts	174,840	145,816
Money market accounts	60,711	60,702
Savings accounts	86,052	83,911
Retail time deposits	126,307	127,691
Brokered time deposits	84,288	81,488

Total	$624,946	$579,467

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share information is presented below for the three-month periods ended December 31, 2016 and 2015.

	Three Months Ended
	December 31,
(Dollars in thousands, except per share data)	2016	2015

Basic:
Earnings:
Net income	$2,337	$1,243
Less: Preferred stock dividends declared	-	(43)

Net income available to common shareholders	$2,337	$1,200

Shares:
Weighted average common shares outstanding	2,205,309	2,186,712

Net income per common share, basic	$1.06	$0.55

Diluted:
Earnings:
Net income	$2,337	$1,243
Less: Preferred stock dividends declared	-	(43)

Net income available to common shareholders	$2,337	$1,200

Shares:
Weighted average common shares outstanding	2,205,309	2,186,712
Add: Dilutive effect of outstanding options	124,205	110,748
Add: Dilutive effect of nonvested restricted stock	-	-
Weighted average shares outstanding, as adjusted	2,329,514	2,297,460

Net income per common share, diluted	$1.00	$0.52

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

Stock options for 51,295 shares of common stock and restricted stock awards of 17,265 common shares were excluded from the calculation of diluted net income per common share for the three-month period ended December 31, 2016, because their effect was antidilutive. No stock options or restricted stock awards were excluded from the calculation of diluted net income per common share for the three-month period ended December 31, 2015.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2016	2015
	(In thousands)
Cash payments for:
Interest	$1,025	$988
Taxes	-	-

Transfers from loans held for sale to loans	-	1,319

Transfers from loans to foreclosed real estate	34	174

Proceeds from sales of foreclosed real estate financed through loans	-	40

Noncash exercise of stock options	-	179

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2016 and September 30, 2016. The Company had no liabilities measured at fair value as of December 31, 2016 or September 30, 2016.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2016:
Assets Measured - Recurring Basis:
Trading account securities	$-	$9,138	$-	$9,138

Securities available for sale:
Agency bonds and notes	$-	$1,016	$-	$1,016
Agency mortgage-backed	-	42,974	-	42,974
Agency CMO	-	15,345	-	15,345
Privately-issued CMO	-	2,507	-	2,507
Privately-issued ABS	-	4,246	-	4,246
SBA certificates	-	1,164		1,164
Municipal	-	106,107	-	106,107
Total securities available for sale	$-	$173,359	$-	$173,359

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,238	$4,238
Commercial real estate	-	-	6,213	6,213
Land and land development	-	-	271	271
Commercial business	-	-	208	208
Consumer	-	-	253	253
Total impaired loans	$-	$-	$11,183	$11,183

Loans held for sale:
Residential mortgage loans held for sale	$-	$875	$-	$875
SBA loans held for sale	-	16,178	-	16,178
Total loans held for sale	$-	$17,053	$-	$17,053

Loan servicing rights	$-	$-	$559	$559

Other real estate owned, held for sale:
Residential real estate	$-	$-	$349	$349
Commercial real estate	-	-	204	204
Total other real estate owned	$-	$-	$553	$553

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2016:
Assets Measured - Recurring Basis:
Trading account securities	$-	$9,255	$-	$9,255

Securities available for sale:
Agency bonds and notes	$-	$1,032	$-	$1,032
Agency mortgage-backed	-	47,405	-	47,405
Agency CMO	-	16,095	-	16,095
Privately-issued CMO	-	2,652	-	2,652
Privately-issued ABS	-	4,532	-	4,532
SBA certificates	-	1,227		1,227
Municipal	-	101,550	-	101,550
Total securities available for sale	$-	$174,493	$-	$174,493

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,299	$4,299
Commercial real estate	-	-	6,298	6,298
Land and land development	-	-	241	241
Commercial business	-	-	231	231
Consumer	-	-	244	244
Total impaired loans	$-	$-	$11,313	$11,313

Loans held for sale:
Residential mortgage loans held for sale	$-	$384	$-	$384
SBA loans held for sale	-	5,087	-	5,087
Total loans held for sale	$-	$5,471	$-	$5,471

Loan servicing rights	$-	$-	$310	$310

Other real estate owned, held for sale:
Residential real estate	$-	$-	$397	$397
Commercial real estate	-	-	122	122
Total other real estate owned	$-	$-	$19	$519

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three-month period ended December 31, 2016.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At December 31, 2016 and September 30, 2016, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the three-month period ended December 31, 2016, the Company recognized provisions for loan losses of $42,000 for impaired loans. No provision for loan losses was recognized for the three-month period ended December 31, 2015 for impaired loans.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential mortgage loans and SBA loans. The fair value of loans held for sale is based on specific prices of the underlying contracts for sale to investors, and is classified as Level 2 in the fair value hierarchy.

Loan Servicing Rights. Loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At December 31, 2016, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 8.54% to 14.46% with a weighted average of 12.01% and prepayment speed assumptions ranging from 3.94% to 8.71% with a weighted average rate of 6.34%. At September 30, 2016, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 8.54% to 14.46% with a weighted average of 12.27% and prepayment speed assumptions ranging from 4.25% to 8.71% with a weighted average of 6.75%. Impairment of the loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company did not recognize any impairment charges on loan servicing rights for the quarters ended December 31, 2016 and 2015.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At December 31, 2016, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 34.2% with a weighted average of 24.1%. At September 30, 2016, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 34.2% with a weighted average of 24.6%. The Company recognized charges of $59,000 to write-down other real estate owned to fair value for the three-month period ended December 31, 2015. The Company did not recognize any charges to write down other real estate owned to fair value for the three-month period ended December 31, 2016.

Transfers Between Categories. There were no transfers into or out of Level 3 financial assets for the three-month periods ended December 31, 2016 and 2015. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three-month periods ended December 31, 2016 and 2015.

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

	Carrying	Fair Value Measurements Using:
December 31, 2016:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$9,367	$9,367	$-	$-
Interest-bearing deposits with banks	17,804	17,804	-	-
Interest-bearing time deposits	2,855	-	2,865	-
Trading account securities	9,138	-	9,138	-
Securities available for sale	173,359	-	173,359	-
Securities held to maturity	3,081	-	3,405	-

Loans, net	534,646	-	-	538,717

Residential mortgage loans held for sale	875	-	875	-
SBA loans held for sale	16,178	-	16,178	-
FRB and FHLB stock	6,936	-	6,936	-
Accrued interest receivable	3,346	-	3,346	-
Loan servicing rights (included in other assets)	559	-	-	561

Financial liabilities:
Deposits	624,946	-	-	627,509
Short-term repurchase agreements	1,346	-	1,346	-
Borrowings from FHLB	104,996	-	102,591	-
Accrued interest payable	201	-	187	-
Advance payments by borrowers for taxes and insurance	671	-	671	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
September 30, 2016:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$11,449	$11,449	$-	$-
Interest-bearing deposits with banks	17,893	17,893	-	-
Interest-bearing time deposits	3,100	-	3,114	-
Trading account securities	9,255	-	9,255	-
Securities available for sale	174,493	-	174,493	-
Securities held to maturity	3,166	-	3,654	-

Loans, net	518,611	-	-	522,560

Residential mortgage loans held for sale	384	-	384	-
SBA loans held for sale	5,087	-	5,087	-
FRB and FHLB stock	6,936	-	6,936	-
Accrued interest receivable	2,806	-	2,806	-
Loan servicing rights (included in other assets)	310	-	-	312

Financial liabilities:
Deposits	579,467	-	-	581,844
Short-term repurchase agreements	1,345	-	1,345	-
Borrowings from FHLB	121,633	-	123,794	-
Accrued interest payable	195	-	195	-
Advance payments by borrowers for taxes and insurance	1,014	-	1,014	-

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

Other Assets

For equity method investments, such as the Company’s investment in the historic tax credit entity, where a quoted market value is not available, the carrying amount is a reasonable estimate of fair value. However, subsequent to the recognition of the historic tax credits (as discussed in Note 5), management has determined that its investment in the historic tax credit entity has no residual value and therefore has recorded an impairment loss for the amount of the investment as of December 31, 2016.

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three-month period ended December 31, 2015 amounted to $628,000. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan therefore no compensation expense was recognized for the three-month period ended December 31, 2016. Company common stock held by the ESOP trust at December 31, 2016 and September 30, 2016 was as follows:

	December 31,	September 30,
	2016	2016

Allocated shares	172,870	172,870
Unearned shares	-	-
Total ESOP shares	172,870	172,870

Fair value of unearned shares	$-	$-

10.	Stock Based Compensation Plans

The Company maintains two equity incentive plans under which stock options and restricted stock have or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”) approved by the Company’s shareholders in February 2010 and the 2016 Equity Incentive Plan (“2016 Plan”) approved by the Company’s shareholders in February 2016. At December 31, 2016, all available awards had been granted under the 2010 Plan. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At December 31, 2016, 19,440 shares of the Company’s common stock were available for issuance under the 2016 Plan, consisting of 14,705 stock options and 4,735 shares of restricted stock.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Stock Options

Under the plans, the Company may grant both non-statutory and incentive stock options that may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock options is granted) for which any optionee may be granted incentive stock options which are first exercisable during any calendar year shall not exceed $100,000. Option prices generally may not be less than the fair market value of the underlying stock at the date of the grant. The terms of the plans also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

Stock options granted generally vest ratably over five years and are exercisable in whole or in part for a period up to ten years from the date of the grant. Compensation expense is measured based on the fair market value of the options at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The fair market value of stock options granted is estimated at the date of grant using a binomial option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options are expected to be outstanding. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the grant date.

The fair value of options granted during the three-month period ended December 31, 2016 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5 years
Weighted average fair value at grant date	$6.13

A summary of stock option activity as of December 31, 2016, and changes during the three-month period then ended is presented below.

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value
	(Dollars in thousands, except per share data)

Outstanding at October 1, 2016	187,050	$13.25	3.6	$4,285,000
Granted	51,295	$40.09	9.9	354,000
Exercised	(2,000)	$13.25		55,000
Forfeited or expired	-	-		-

Outstanding at December 31, 2016	236,345	$19.08	4.8	$6,600,000

Exercisable at December 31, 2016	185,050	$13.25	3.4	$6,245,000

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company recognized compensation expense related to stock options of $8,000 for the three-month period ended December 31, 2016. There was no compensation expense related to stock options recognized for the three-month period ended December 31, 2015. At December 31, 2016, there was $307,000 of unrecognized compensation expense related to nonvested stock options.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three-month period ended December 31, 2016 was $17,000. There was no compensation expense related to restricted stock recognized for the three-month period ended December 31, 2015.

A summary of the Company’s nonvested restricted shares activity as of December 31, 2016 and changes during the three-month period then ended is presented below.

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2016	-	-
Granted	17,265	$40.09
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2016	17,265	$40.09

There were no restricted shares vested during the three-month periods ended December 31, 2016 and 2015. At December 31, 2016 there was $675,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 4.9 years.

11.	Preferred Stock

On August 11, 2011, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the United States Department of the Treasury, pursuant to which the Company issued 17,120 shares of the its Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $17,120,000. The Purchase Agreement was entered into, and the Series A Preferred Stock was issued, pursuant to the Small Business Lending Fund (“SBLF”) program, a $30 billion fund established under the Small Business Jobs Act of 2010, that encouraged lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Holders of the Series A Preferred Stock were entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The weighted average dividend rate for the year ended December 31, 2015 was 1.0%.

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

12.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Company and Bank met all capital adequacy requirements to which they are subject as of December 31, 2016 and September 30, 2016.

As of December 31, 2016, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk at either period.

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2016:

Total capital (to risk-weighted assets):
Consolidated	$80,673	12.62%	$51,131	8.00%	N/A	N/A
Bank	76,567	12.00	51,024	8.00	$63,780	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	$73,254	11.46%	$38,348	6.00%	N/A	N/A
Bank	69,148	10.84	38,268	6.00	$51,024	8.00%

Common equity tier I capital (to risk-weighted assets):
Consolidated	$73,254	11.46%	$28,761	4.50%	N/A	N/A
Bank	69,148	10.84	28,701	4.50	$41,457	6.50%

Tier I capital (to average adjusted total assets):
Consolidated	$73,254	9.15%	$32,036	4.00%	N/A	N/A
Bank	69,148	8.68	31,855	4.00	$39,819	5.00%

As of September 30, 2016:

Total capital (to risk-weighted assets):
Consolidated	$72,227	11.82%	$48,874	8.00%	N/A	N/A
Bank	69,056	11.33	48,748	8.00	$60,934	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	$65,105	10.66%	$36,655	6.00%	N/A	N/A
Bank	61,934	10.16	36,561	6.00	$48,748	8.00%

Common equity tier I capital (to risk-weighted assets):
Consolidated	$65,105	10.66%	$27,491	4.50%	N/A	N/A
Bank	61,934	10.16	27,420	4.50	$39,607	6.50%

Tier I capital (to average adjusted total assets):
Consolidated	$65,105	8.43%	$30,881	4.00%	N/A	N/A
Bank	61,934	8.09	30,621	4.00	$38,277	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.	Recent Accounting Pronouncements

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.  The guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  For public business entities, the guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and the Company elected to early adopt the update beginning with the quarter ended December 31, 2016. The adoption of this update did not have a material impact on the Company’s consolidated financial position or results of operations.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. The update simplifies the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The amendments in the update are effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2016 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three-month period ended December 31, 2016, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2016.

Comparison of Financial Condition at December 31, 2016 and September 30, 2016

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.1 million from $29.3 million at September 30, 2016 to $27.2 million at December 31, 2016.

Loans. Net loans receivable increased $16.0 million, from $518.6 million at September 30, 2016 to $534.6 million at December 31, 2016, due primarily to increases in permanent commercial real estate loans and commercial construction loans of $8.9 million and $5.0 million, respectively, which more than offset a decrease in residential real estate loans of $2.8 million.

Loans Held for Sale. Loans held for sale increased $11.6 million, from $5.5 million at September 30, 2016 to $17.1 million at December 31, 2016, due to increases in residential mortgage loans held for sale of $491,000 and SBA loans held for sale of $11.1 million. The Company originated $27.0 million of SBA loans for sale in the secondary market for the quarter ended December 31, 2016 compared to $2.2 million in originations for the quarter ended December 31, 2015, as management continues to focus on expanding the SBA lending program.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Trading Account Securities. Trading account securities decreased $117,000, from $9.3 million at September 30, 2016 to $9.1 million at December 31, 2016. Trading account securities are comprised of investment grade municipal bonds and the portfolio is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission.

Securities Available for Sale. Securities available for sale decreased $1.1 million, from $174.5 million at September 30, 2016 to $173.4 million at December 31, 2016, due primarily to a $5.5 million decrease in net unrealized gains/losses on securities available for sale which, along with calls and maturities of $560,000 and principal repayments of $6.1 million, more than offset purchases of $11.2 million.

Securities Held to Maturity. Investment securities held-to-maturity decreased $85,000, from $3.2 million at September 30, 2016 to $3.1 million at December 31, 2016. There were no purchases of securities held to maturity, and partial calls and principal repayments on mortgage-backed securities and municipal obligations totaled $84,000 during the three-month period ended December 31, 2016.

Deposits. Total deposits increased $45.4 million, from $579.5 million at September 30, 2016 to $624.9 million at December 31, 2016, due primarily to increases in interest-bearing demand deposit accounts and non-interest bearing demand deposit accounts of $29.0 million and $12.9 million, respectively. The increase in interest-bearing demand deposit accounts is due primarily to an increase in public funds.

Borrowings. Borrowings from the FHLB decreased $16.6 million, from $121.6 million at September 30, 2016 to $105.0 million at December 31, 2016. The decrease in borrowings from the FHLB is due to a $16.6 million decrease in FHLB short-term line of credit borrowings as a result of deposit growth.

Stockholders’ Equity. Stockholders’ equity decreased $1.5 million, from $86.6 million at September 30, 2016 to $85.1 million at December 31, 2016. The decrease in stockholders’ equity is primarily due to accumulated other comprehensive income which decreased $3.6 million as a result of a decrease in net unrealized gains/losses on securities available for sale, which is due to changes in the yield curve and long-term rate forecasts. That decrease was partially offset by retained net income of $2.0 million.

Book value (common stockholders’ equity) per common share was $38.27 at December 31, 2016 compared to $39.27 at September 30, 2016. Tangible common equity (common stockholders’ equity, less goodwill and core deposit intangibles) per common share, a non-GAAP financial measure, was $34.28 at December 31, 2016 compared to $35.20 at September 30, 2016. The Company believes the tangible common equity figures are important because of their widespread use by investors as a means to evaluate capital adequacy, as they reflect the level of capital available to withstand unexpected market conditions.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2016 and 2015

Overview. The Company reported net income and net income available to common shareholders of $2.3 million, or $1.00 per diluted share, for the three-month period ended December 31, 2016 compared to net income and net income available to common shareholders of $1.2 million, or $0.52 per diluted share, for the three-month period ended December 31, 2015. The annualized return on average assets, average equity and average common stockholders’ equity were 1.15%, 10.85% and 10.85%, respectively, for the three-month period ended December 31, 2016. The annualized return on average assets, average equity and average common stockholders’ equity were 0.67%, 5.21% and 6.35%, respectively, for the three-month period ended December 31, 2015.

Net Interest Income. Net interest income increased $831,000, or 13.4%, for the three-month period ended December 31, 2016 as compared to the same period in 2015. Average interest-earning assets increased $69.5 million and average interest-bearing liabilities increased $63.0 million when comparing the two periods. The tax-equivalent interest rate spread was 3.84% for 2016 compared to 3.74% for 2015.

Total interest income increased $885,000, or 12.4%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $69.5 million, from $675.1 million for 2015 to $744.6 million for 2016, and an increase in the average tax-equivalent yield on interest-earning assets from 4.42% for 2015 to 4.49% for 2016. The average balance of loans increased $72.6 million, which more than offset a decrease in the average balance of total investment securities of $5.2 million when comparing the two periods.

Total interest expense increased $54,000, or 5.4%, due to an increase in the average balance of interest-bearing liabilities of $63.0 million, from $565.4 million for 2015 to $628.4 million for 2016, which more than offset a decrease in the average cost of interest-bearing liabilities from 0.68% for 2015 to 0.65% for 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended December 31, 2016 and 2015. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Three Months Ended December 31,
	2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$23,205	$22	0.38%	$21,299	$17	0.32%
Loans	538,318	6,372	4.73	465,711	5,486	4.71
Investment securities	131,715	1,653	5.02	134,018	1,637	4.89
Agency mortgage-backed securities	44,437	234	2.11	47,353	244	2.06
FRB and FHLB stock	6,936	79	4.56	6,720	76	4.52
Total interest-earning assets	744,611	8,360	4.49	675,101	7,460	4.42

Non-interest-earning assets	65,780			69,370
Total assets	$810,391			$744,471

Liabilities and equity:
NOW accounts	$169,545	$83	0.20%	$143,517	$76	0.21%
Money market deposit accounts	62,021	39	0.25	57,059	37	0.26
Savings accounts	84,950	15	0.07	75,574	13	0.07
Time deposits	211,947	475	0.90	190,905	458	0.96
Total interest-bearing deposits	528,463	612	0.46	467,055	584	0.50

Borrowings (1)	99,947	410	1.64	98,303	384	1.56
Total interest-bearing liabilities	628,410	1,022	0.65	565,358	968	0.68

Non-interest-bearing deposits	88,670			72,919
Other non-interest-bearing liabilities	7,184			10,759
Total liabilities	724,264			649,036

Total equity	86,127			95,435
Total liabilities and equity	$810,391			$744,471
Net interest income		$7,338			$6,492
Interest rate spread			3.84%			3.74%
Net interest margin			3.94%			3.85%
Average interest-earning assets to average interest-bearing liabilities			118.49%			119.41%

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income for the three-month periods ended December 31, 2016 and 2015. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$3	$2	$5
Loans	23	863	886
Investment securities	44	(28)	16
Agency mortgage-backed securities	7	(17)	(10)
Other interest-earning assets	1	2	3
Total interest-earning assets	78	822	900

Interest expense:
Deposits	(44)	72	28
Borrowings (1)	20	6	26
Total interest-bearing liabilities	(24)	78	54
Net increase in net interest income	$102	$744	$846

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses was $306,000 for the three-month period ended December 31, 2016. There was no provision for loan losses recorded for the three-month period ended December 31, 2015. The increase in the provision for loans losses for 2016 as compared to the prior period was due primarily to growth in the loan portfolio. Gross loans increased approximately $20.9 million during the three-month period ended December 31, 2016 compared to an increase of approximately $1.3 million during the three-month period ended December 31, 2015.

The Company recognized net charge-offs of $9,000 for the three-month period ended December 31, 2016 compared to net recoveries of $20,000 for the same period in 2015.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $431,000 for the three-month period ended December 31, 2016 as compared to the same period in 2015. The increase was due primarily to an increase in net gain on sale of SBA loans of $764,000 and a gain on life insurance of $189,000, which more than offset decreases in net gain/loss on trading account securities and real estate lease income of $459,000 and $163,000, respectively. The decrease in net gain/loss on trading account securities is due to a net loss of $282,000 for the 2016 quarter, due primarily to market volatility in the municipal bond sector during the quarter, compared to a net gain of $177,000 for the 2015 quarter. The decrease in real estate lease income is due to the sale of the Company’s commercial real estate development in September 2016.

Noninterest Expense. Noninterest expenses decreased $352,000 for the three-month period ended December 31, 2016 as compared to the same period in 2015. The decrease was due primarily to reductions in net gain/loss on other real estate owned, professional fees, and occupancy and equipment expense of $164,000, $87,000 and $52,000, respectively. The decrease in net gain/loss on other real estate owned was due primarily to the recognition of gains during the 2016 quarter that were previously deferred, and professional fees decreased primarily due to a decrease in performance-based investment advisor fees on the trading account securities portfolio. Occupancy and equipment expense decreased primarily due to the sale of the Company’s commercial real estate development in September 2016.

Income Tax Expense. The Company recognized income tax expense of $681,000 for the quarter ended December 31, 2016, for an effective tax rate of 22.6% as compared to income tax expense of $467,000, for an effective tax rate of 27.3%, for the same period in 2015. The reduction in effective tax rate for the 2016 quarter was primarily due to an increase in tax-exempt income.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2016, the Bank had cash and cash equivalents of $27.2 million, trading account securities with a fair value of $9.1 million and securities available-for-sale with a fair value of $173.4 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. During the three months ended December 31, 2016, the Bank and Captive declared and paid dividends to the Company totaling $1.9 million. At December 31, 2016, the Company (unconsolidated basis) had liquid assets of $1.4 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of December 31, 2016, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 8.68%, 10.84%, 10.84% and 12.00%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At December 31, 2016, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company's financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

For the three-months ended December 31, 2016, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling at September 30, 2016, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario. Given the timing of the release of this information, the information as of December 31, 2016 is unavailable for inclusion in this report. Management believes that there have been no material changes in the market risk of the Company’s asset and liability positions at December 31, 2016 as compared to September 30, 2016.

	At September 30, 2016
Immediate Change	One Year Horizon
in the Level of Interest Rates	Dollar Change	Percent Change
	(Dollars in thousands)
300bp	$274	1.07%
200bp	219	0.85
100bp	165	0.65
Static	-	-
(100)bp	(668)	(2.61)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling at September 30, 2016, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to our base case scenario. Given the timing of the release of this information, the information as of December 31, 2016 is unavailable for inclusion in this report. Management believes that there have been no material changes in the market risk of the Company’s asset and liability positions at December 31, 2016 as compared to September 30, 2016.

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

The previous table indicates that at September 30, 2016, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates, but would expect an increase in its EVE in the event of a sudden and sustained 100 to 200 basis point increase in prevailing interest rates. The Company has a relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at September 30, 2016 comprised approximately 40.4% of the loan portfolio. The percentage of fixed-rate loans in the Company’s loan portfolio was 41.0% at December 31, 2016.

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

During the quarter ended December 31, 2016, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2016 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended December 31, 2016:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2016 through October 31, 2016	-	$-	-	73,657
November 1, 2016 through November 30, 2016	-	$-	-	73,657
December 1, 2016 through December 31, 2016	-	$-	-	73,657
Total	-	$-	-	73,657

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

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10- Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated February 14, 2017	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated February 14, 2017	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-61-