Form 10-Q
period 2017-03-31
First Savings Financial Group Inc
filed 2017-05-15
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to_____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ☐	Accelerated Filer ☐

	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of March 31, 2017 was 2,242,454.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
(In thousands, except share and per share data)	2017	2016

ASSETS
Cash and due from banks	$11,148	$11,449
Interest-bearing deposits with banks	22,412	17,893
Total cash and cash equivalents	33,560	29,342

Interest-bearing time deposits	2,355	3,100
Trading account securities, at fair value	6,388	9,255
Securities available for sale, at fair value	174,958	174,493
Securities held to maturity	2,987	3,166

Loans held for sale, residential mortgage	506	384
Loans held for sale, Small Business Administration	16,034	5,087
Loans, net of allowance for loan losses of $7,718 and $7,122	549,173	518,611

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	6,936	6,936
Premises and equipment	11,456	11,674
Other real estate owned, held for sale	303	519
Accrued interest receivable:
Loans	1,679	1,451
Securities	1,448	1,355
Cash surrender value of life insurance	18,077	18,214
Goodwill	7,936	7,936
Core deposit intangibles	865	1,037
Other assets	5,941	3,956

Total Assets	$840,602	$796,516

LIABILITIES
Deposits:
Noninterest-bearing	$98,790	$79,859
Interest-bearing	532,455	499,608
Total deposits	631,245	579,467

Repurchase agreements	1,347	1,345
Borrowings from Federal Home Loan Bank	113,050	121,633
Accrued interest payable	215	195
Advance payments by borrowers for taxes and insurance	1,018	1,014
Accrued expenses and other liabilities	6,073	6,282
Total Liabilities	752,948	709,936

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,559,307 shares (2,542,042 at September 30, 2016); outstanding 2,242,454 shares (2,204,787 shares at September 30, 2016)	25	25
Additional paid-in capital	27,767	27,182
Retained earnings - substantially restricted	63,429	59,499
Accumulated other comprehensive income	2,951	5,944
Unearned stock compensation	(640)	-
Less treasury stock, at cost - 316,853 shares (337,255 shares at September 30, 2016)	(5,878)	(6,070)
Total Stockholders' Equity	87,654	86,580

Total Liabilities and Stockholders' Equity	$840,602	$796,516

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except share and per share data)	2017	2016	2017	2016

INTEREST INCOME
Loans, including fees	$6,527	$5,546	$12,873	$11,011
Securities:
Taxable	874	969	1,811	1,927
Tax-exempt	701	509	1,328	1,119
Dividend income	77	78	156	154
Interest-bearing deposits with banks	40	45	62	62
Total interest income	8,219	7,147	16,230	14,273

INTEREST EXPENSE
Deposits	629	595	1,241	1,179
Federal funds purchased	4	-	7	-
Repurchase agreements	1	1	2	2
Borrowings from Federal Home Loan Bank	398	392	804	735
Loans payable	-	40	-	80
Total interest expense	1,032	1,028	2,054	1,996

Net interest income	7,187	6,119	14,176	12,277
Provision for loan losses	375	125	681	125

Net interest income after provision for loan losses	6,812	5,994	13,495	12,152

NONINTEREST INCOME
Service charges on deposit accounts	306	282	642	604
Net gain (loss) on trading account securities	211	251	(71)	428
Net gain on sales of loans, residential mortgage	87	97	238	237
Net gain on sales of loans, Small Business Administration	949	-	1,803	90
Increase in cash surrender value of life insurance	104	112	213	227
Gain on life insurance	-	-	189	-
Commission income	139	70	205	213
Real estate lease income	-	163	-	326
Net gain on sale of premises and equipment	16	-	23	-
Loss on tax credit investment	(226)	-	(226)	-
Other income	275	287	720	581
Total noninterest income	1,861	1,262	3,736	2,706

NONINTEREST EXPENSE
Compensation and benefits	3,657	2,805	7,198	6,368
Occupancy and equipment	691	721	1,291	1,373
Data processing	328	414	702	767
Advertising	130	135	237	235
Professional fees	295	319	500	611
FDIC insurance premiums	119	122	229	243
Net (gain) loss on other real estate owned	(19)	(24)	(109)	50
Other operating expenses	865	740	1,558	1,477
Total noninterest expense	6,066	5,232	11,606	11,124
Income before income taxes	2,607	2,024	5,625	3,734
Income tax expense	413	389	1,094	856
Net Income	$2,194	$1,635	$4,531	$2,878

Preferred stock dividends declared	-	19	-	62
Net Income Available to Common Shareholders	$2,194	$1,616	$4,531	$2,816

Net income per common share:
Basic	$0.99	$0.73	$2.05	$1.28
Diluted	$0.94	$0.70	$1.94	$1.22

Weighted average common shares outstanding:
Basic	2,220,773	2,204,787	2,212,955	2,195,727
Diluted	2,344,419	2,303,946	2,336,746	2,300,695

Dividends per common share	$0.14	$0.13	$0.27	$0.25

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2017	2016	2017	2016

Net Income	$2,194	$1,635	$4,531	$2,878

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	868	1,072	(4,616)	1,292
Income tax benefit (expense)	(298)	(374)	1,623	(434)
Net of tax amount	570	698	(2,993)	858

Other Comprehensive Income (Loss)	570	698	(2,993)	858

Comprehensive Income	$2,764	$2,333	$1,538	$3,736

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Accumulated	Unearned
					Other	Stock
	Preferred	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Six Months Ended March 31, 2016:
Balances at October 1, 2015	$-	$25	$43,916	$52,760	$4,210	$(197)	$(6,357)	$94,357

Net income	-	-	-	2,878	-	-	-	2,878

Other comprehensive loss	-	-	-	-	858	-	-	858

Preferred stock dividends	-	-	-	(62)	-	-	-	(62)

Common stock dividends ($0.12 per share)	-	-	-	(536)	-	-	-	(536)

Shares released by ESOP trust	-	-	504	-	-	197	-	701

Stock options exercises - 26,210 shares	-	-	(118)	-	-	-	466	348

Redemption of preferred stock - 17,120 shares	-	-	(17,120)	-	-	-	-	(17,120)

Purchase of 4,933 treasury shares	-	-	-	-	-	-	(179)	(179)

Balances at March 31, 2016	$-	$25	$27,182	$55,040	$5,068	$-	$(6,070)	$81,245

Six Months Ended March 31, 2017:
Balances at October 1, 2016	$-	$25	$27,182	$59,499	$5,944	$-	$(6,070)	$86,580

Net income	-	-	-	4,531	-	-	-	4,531

Other comprehensive loss	-	-	-	-	(2,993)	-	-	(2,993)

Common stock dividends ($0.27 per share)	-	-	-	(601)	-	-	-	(601)

Restricted stock grants - 17,265 shares	-	-	692	-	-	(692)	-	-

Stock compensation expense	-	-	24	-	-	52	-	76

Stock option exercises - 26,858 shares	-	-	(131)	-	-	-	486	355

Purchase of 6,456 treasury shares	-	-	-	-	-	-	(294)	(294)

Balances at March 31, 2017	$-	$25	$27,767	$63,429	$2,951	$(640)	$(5,878)	$87,654

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,531	$2,878
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	681	125
Depreciation and amortization	582	737
Amortization of premiums and accretion of discounts on securities, net	369	265
(Increase) decrease in trading account securities	2,867	(87)
Loans originated for sale	(45,648)	(13,949)
Proceeds on sales of loans	36,895	14,446
Net gain on sales of loans	(2,041)	(327)
Net realized and unrealized gain on other real estate owned	(142)	(4)
Gain on life insurance	(189)	-
Increase in cash surrender value of life insurance	(213)	(227)
Net gain on sale of premises, equipment and real estate development	(23)	-
Loss on tax credit investment	226	-
Deferred income taxes	461	(199)
ESOP and stock compensation expense	76	628
Increase in accrued interest receivable	(321)	(127)
Increase in accrued interest payable	20	14
Change in other assets and liabilities, net	(614)	483
Net Cash Provided By (Used In) Operating Activities	(2,483)	4,656

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(245)	-
Proceeds from maturities of interest-bearing time deposit maturities	990	245
Purchase of securities available for sale	(16,282)	(10,284)
Proceeds from maturities of securities available for sale	1,830	5,395
Proceeds from maturities of securities held to maturity	114	1,123
Principal collected on securities	9,056	6,827
Net increase in loans	(31,331)	(20,489)
Purchase of Federal Home Loan Bank stock	-	(216)
Proceeds from sale of other real estate owned	90	299
Investment in real estate development and construction	-	2
Purchase of premises and equipment	(202)	(201)
Proceeds from sale of premises, equipment and real estate development	19	-
Net Cash Used In Investing Activities	(35,961)	(17,299)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	51,778	34,125
Net increase in repurchase agreements	2	1
Decrease in Federal Home Loan Bank line of credit	(8,583)	(14,867)
Proceeds from Federal Home Loan Bank advances	-	35,000
Repayment of Federal Home Loan Bank advances	-	(25,000)
Repayment of other long-term debt	-	(95)
Net increase (decrease) in advance payments by
borrowers for taxes and insurance	4	(14)
Redemption of preferred stock	-	(17,120)
Proceeds from exercise of stock options	62	169
Dividends paid on preferred stock	-	(62)
Dividends paid on common stock	(601)	(536)
Net Cash Provided By Financing Activities	42,662	11,601

Net Increase (Decrease) in Cash and Cash Equivalents	4,218	(1,042)

Cash and cash equivalents at beginning of period	29,342	24,994

Cash and Cash Equivalents at End of Period	$33,560	$23,952

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

On April 25, 2017, the Bank formed Q2 Business Capital, LLC (“Q2”), which is an Indiana limited liability company that specializes in the origination and servicing of U.S. Small Business Administration (“SBA”) loans. The Bank owns 51% of Q2 with the option to purchase the minority interest between July 1, 2020 and September 30, 2020.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2017, the results of operations for the three- and six-month periods ended March 31, 2017 and 2016, and the cash flows for the six-month periods ended March 31, 2017 and 2016. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Agency bonds and notes, agency mortgage-backed securities and agency collateralized mortgage obligations (“CMO”) include securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”), which are U.S. government sponsored enterprises. The Company holds municipal bonds issued by municipal governments within the U.S. The Company also holds a pass through asset backed security guaranteed by the SBA representing participating interests in pools of long term debentures issued by state and local development companies certified by the SBA. Privately issued CMO and asset-backed securities (“ABS”) are complex securities issued by non government special purpose entities that are collateralized by residential mortgage loans and residential home equity loans.

Investment securities have been classified according to management’s intent.

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At March 31, 2017 and September 30, 2016, trading account securities recorded at fair value totaled $6.4 million and $9.3 million, respectively, and were comprised of investment grade municipal bonds. During the three month periods ended March 31, 2017 and 2016, the Company reported net gains on trading account securities of $211,000 and $251,000, respectively. During the six month periods ended March 31, 2017 and 2016, the Company reported net gains (losses) on trading account securities of $(71,000) and $428,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2017:
Securities available for sale:

Agency bonds and notes	$1,004	$1	$-	$1,005
Agency mortgage-backed	40,747	443	(134)	41,056
Agency CMO	14,885	34	(134)	14,785
Privately issued CMO	2,128	236	-	2,364
Privately issued ABS	3,223	761	-	3,984
SBA certificates	1,092	3	-	1,095
Municipal obligations	107,287	3,907	(525)	110,669

Total securities available for sale	$170,366	$5,385	$(793)	$174,958

Securities held to maturity:

Agency mortgage-backed	$194	$18	$-	$212
Municipal obligations	2,793	323	-	3,116

Total securities held to maturity	$2,987	$341	$-	$3,328

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2016:
Securities available for sale:

Agency bonds and notes	$1,024	$8	$-	$1,032
Agency mortgage-backed	46,376	1,029	-	47,405
Agency CMO	16,053	108	(66)	16,095
Privately issued CMO	2,359	293	-	2,652
Privately issued ABS	3,675	864	(7)	4,532
SBA certificates	1,220	7	-	1,227
Municipal bonds	94,567	7,002	(19)	101,550

Total securities available for sale	$165,274	$9,311	$(92)	$174,493

Securities held to maturity:

Agency mortgage-backed	$260	$23	$-	$283
Municipal bonds	2,906	465	-	3,371

Total securities held to maturity	$3,166	$488	$-	$3,654

The amortized cost and fair value of investment securities as of March 31, 2017 by contractual maturity are shown below. Expected maturities of mortgage-backed securities, CMO and ABS may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due within one year	$1,531	$1,559	$215	$239
Due after one year through five years	11,677	12,150	984	1,095
Due after five years through ten years	19,818	21,116	1,087	1,222
Due after ten years	75,265	76,849	507	560
	108,291	111,674	2,793	3,116

CMO	17,013	17,149	-	-
ABS	3,223	3,984	-	-
SBA certificates	1,092	1,095	-	-
Mortgage-backed securities	40,747	41,056	194	212

	$170,366	$174,958	$2,987	$3,328

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at March 31, 2017 and September 30, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
March 31, 2017:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	13	$15,262	$134
Agency CMO	7	6,778	77
Municipal obligations	22	13,875	525
Total less than twelve months	42	35,915	736

Continuous loss position more than twelve months:
Agency CMO	3	4,431	57
Total more than twelve months	3	4,431	57

Total securities available for sale	45	$40,346	$793

September 30, 2016:
Securities available for sale:

Continuous loss position less than twelve months:
Agency CMO	3	$3,946	$12
Privately issued ABS	2	66	7
Municipal obligations	4	2,147	19
Total less than twelve months	9	6,159	38

Continuous loss position more than twelve months:
Agency CMO	2	4,683	54
Total more than twelve months	2	4,683	54

Total securities available for sale	11	$10,842	$92

At March 31, 2017 and September 30, 2016, the Company did not have any securities held to maturity with an unrealized loss.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The total available for sale debt securities in loss positions at March 31, 2017, which consisted of U.S. government agency mortgage backed securities, agency CMOs and municipal bonds, had a fair value as a percentage of amortized cost of 98.03%. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At March 31, 2017, the Company held fifteen privately-issued CMO and ABS securities acquired, in a 2009 bank merger, with an aggregate carrying value of $1.9 million and fair value of $2.5 million that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various nationally recognized statistical rating organizations.

At March 31, 2017, there were no privately issued CMO or ABS in loss positions. Based on the independent third party analysis of the expected cash flows, management has determined that no other-than-temporary impairment is required to be recognized on the privately issued CMO and ABS portfolios. While the Company did not recognize a credit related impairment loss at March 31, 2017, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit related impairment charge.

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

During the three and six month periods ended March 31, 2017 and 2016, the Company did not realize any gross gains or losses on sales of available for sale securities.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at March 31, 2017 and September 30, 2016, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at March 31, 2017 and September 30, 2016 consisted of the following:

	March 31,	September 30,
	2017	2016
	(In thousands)
Real estate mortgage:
1-4 family residential	$173,405	$178,364
Commercial	242,872	217,378
Multifamily residential	19,713	18,431
Residential construction	33,314	24,275
Commercial construction	32,297	33,685
Land and land development	10,198	11,137
Commercial business loans	50,429	41,967
Consumer:
Home equity loans	21,746	21,370
Auto loans	6,096	4,858
Other consumer loans	2,168	2,102
Gross loans	592,238	553,567
Undisbursed portion of construction loans	(35,213)	(27,623)
Principal loan balance	557,025	525,944

Deferred loan origination fees and costs, net	(134)	(211)
Allowance for loan losses	(7,718)	(7,122)

Loans, net	$549,173	$518,611

During the six-month period ended March 31, 2017, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

At March 31, 2017 and September 30, 2016, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $1.0 million and $837,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of March 31, 2017:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$173,405	$242,872	$19,713	$30,398	$10,198	$50,429	$30,010	$557,025

Accrued interest receivable	493	785	35	135	27	149	55	1,679

Net deferred loan origination fees and costs	107	(125)	(15)	(149)	1	65	(18)	(134)

Recorded investment in loans	$174,005	$243,532	$19,733	$30,384	$10,226	$50,643	$30,047	$558,570

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,287	$5,979	$-	$-	$307	$201	$196	$10,970

Collectively evaluated for impairment	169,718	237,553	19,733	30,384	9,919	50,442	29,851	547,600

Ending balance	$174,005	$243,532	$19,733	$30,384	$10,226	$50,643	$30,047	$558,570

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of March 31, 2017 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$53	$-	$-	$-	$-	$-	$5	$58

Collectively evaluated for impairment	258	5,870	116	703	267	348	98	7,660

Ending balance	$311	$5,870	$116	$703	$267	$348	$103	$7,718

An analysis of the allowance for loan losses as of September 30, 2016 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$43	$-	$-	$-	$-	$-	$5	$48

Collectively evaluated for impairment	292	5,160	109	845	295	284	89	7,074

Ending balance	$335	$5,160	$109	$845	$295	$284	$94	$7,122

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2017 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$312	$5,313	$105	$1,026	$261	$310	$92	$7,419
Provisions	19	557	11	(323)	6	62	43	375
Charge-offs	(22)	-	-	-	-	(25)	(44)	(91)
Recoveries	2	-	-	-	-	1	12	15

Ending balance	$311	$5,870	$116	$703	$267	$348	$103	$7,718

An analysis of the changes in the allowance for loan losses for the six months ended March 31, 2017 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$335	$5,160	$109	$845	$295	$284	$94	$7,122
Provisions	10	710	7	(142)	(28)	75	49	681
Charge-offs	(39)	-	-	-	-	(25)	(62)	(126)
Recoveries	5	-	-	-	-	14	22	41

Ending balance	$311	$5,870	$116	$703	$267	$348	$103	$7,718

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of March 31, 2017 and for the three and six months ended March 31, 2017 and 2016.

	At March 31, 2017			Three Months Ended March 31,				Six Months Ended March 31,
	Recorded Investment	Unpaid Principal Balance	Related Allowance	2017 Average Recorded Investment	2017 Interest Income Recognized	2016 Average Recorded Investment	2016 Interest Income Recognized	2017 Average Recorded Investment	2017 Interest Income Recognized	2016 Average Recorded Investment	2016 Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$3,891	$4,176	$-	$4,255	$37	$5,591	$38	$4,191	$70	$5,437	$73
Commercial real estate	5,979	6,096	-	6,230	51	6,594	48	6,288	99	6,711	100
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	307	270	-	254	-	-	-	247	-	-	-
Commercial business	201	208	-	211	1	329	1	214	3	322	2
Consumer	122	123	-	158	1	203	2	165	2	205	3
	$10,500	$10,873	$-	$11,108	$90	$12,717	$89	$11,105	$174	$12,675	$178

Loans with an allowance recorded:
Residential real estate	$396	$408	$53	$468	$-	$-	$-	$460	$-	$1	$-
Commercial real estate	-	-	-	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-	-	-	-	-
Consumer	74	74	5	82	-	75	-	83	-	76	-
	$470	$482	$58	$550	$-	$75	$-	$543	$-	$77	$-

Total:
Residential real estate	$4,287	$4,584	$53	$4,723	$37	$5,591	$38	$4,651	$70	$5,438	$73
Commercial real estate	5,979	6,096	-	6,230	51	6,594	48	6,288	99	6,711	100
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	307	270	-	254	-	-	-	247	-	-	-
Commercial business	201	208	-	211	1	329	1	214	3	322	2
Consumer	196	197	5	240	1	278	2	248	2	281	3
	$10,970	$11,355	$58	$11,658	$90	$12,792	$89	$11,648	$174	$12,752	$178

The Company did not recognize any interest income using the cash receipts method during the three and six month periods ended March 31, 2017 and 2016.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2017:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,567	$195	$1,762
Commercial real estate	1,482	-	1,482
Multifamily	-	-	-
Construction	-	-	-
Land and land development	275	-	275
Commercial business	112	-	112
Consumer	94	-	94

Total	$3,530	$195	$3,725

The following table presents the recorded investment in nonperforming loans at September 30, 2016:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,752	$22	$1,774
Commercial real estate	1,606	-	1,606
Multifamily	-	-	-
Construction	-	-	-
Land and land development	241	-	241
Commercial business	136	-	136
Consumer	140	-	140

Total	$3,875	$22	$3,897

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at March 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,482	$149	$1,026	$3,657	$170,348	$174,005
Commercial real estate	319	-	100	419	243,113	243,532
Multifamily	395	-	-	395	19,338	19,733
Construction	-	-	-	-	30,384	30,384
Land and land development	-	-	274	274	9,952	10,226
Commercial business	177	-	24	201	50,442	50,643
Consumer	104	1	-	105	29,942	30,047

Total	$3,477	$150	$1,424	$5,051	$553,519	$558,570

The following table presents the aging of the recorded investment in past due loans at September 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,019	$860	$1,070	$3,949	$175,078	$179,027
Commercial real estate	367	-	94	461	217,255	217,716
Multifamily	-	-	-	-	18,452	18,452
Construction	-	-	-	-	30,306	30,306
Land and land development	-	-	241	241	10,923	11,164
Commercial business	40	-	42	82	42,065	42,147
Consumer	76	1	40	117	28,255	28,372

Total	$2,502	$861	$1,487	$4,850	$522,334	$527,184

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of March 31, 2017, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$167,731	$231,883	$17,184	$29,689	$9,919	$45,849	$29,906	$532,161
Special Mention	517	8,917	2,549	695	-	4,682	-	17,360
Substandard	5,612	2,732	-	-	307	112	137	8,900
Doubtful	145	-	-	-	-	-	4	149
Loss	-	-	-	-	-	-	-	-

Total	$174,005	$243,532	$19,733	$30,384	$10,226	$50,643	$30,047	$558,570

As of September 30, 2016, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$173,477	$211,247	$18,452	$30,206	$10,924	$41,986	$28,197	$514,489
Special Mention	459	-	-	100	-	25	-	584
Substandard	5,002	6,469	-	-	240	136	160	12,007
Doubtful	89	-	-	-	-	-	15	104
Loss	-	-	-	-	-	-	-	-

Total	$179,027	$217,716	$18,452	$30,306	$11,164	$42,147	$28,372	$527,184

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

The following table summarizes the Company’s recorded investment in TDRs at March 31, 2017 and September 30, 2016. There was no specific reserve included in the allowance for loan losses related to TDRs at March 31, 2017 and September 30, 2016.

	Accruing	Nonaccrual	Total
	(In thousands)
March 31, 2017:
Residential real estate	$2,720	$-	$2,720
Commercial real estate	4,497	1,383	5,880
Land and land development	32	-	32
Commercial business	89	112	201
Consumer	102	-	102
Total	$7,440	$1,495	$8,935

September 30, 2016:
Residential real estate	$2,590	$-	$2,590
Commercial real estate	4,692	1,512	6,204
Commercial business	95	120	215
Consumer	109	-	109
Total	$7,486	$1,632	$9,118

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three and six month periods ended March 31, 2017 and 2016:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(In thousands)
Three Months Ended March 31, 2017:
Residential real estate	1	$452	$453
Land and land development	1	31	32
Total	2	$483	$485
Six Months Ended March 31, 2017:
Residential real estate	1	$452	$453
Land and land development	1	31	32
Total	2	$483	$485
Three Months Ended March 31, 2016:
Residential real estate	1	$107	$121
Total	1	$107	$121
Six Months Ended March 31, 2016:
Residential real estate	5	$181	$247
Commercial business	2	88	118
Total	7	$269	$365

For the TDRs listed above, the terms of modification included deferral of contractual principal and interest payments, reduction of the stated interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

At March 31, 2017 and September 30, 2016, the Company had not committed to lend any additional amounts to customers with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the three and six month periods ended March 31, 2017 and 2016. There was no specific allowance for loan losses related to TDRs modified during the three and six month periods ended March 31, 2017 and 2016. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three and six month periods ended March 31, 2017 and 2016, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loan Servicing Rights

The Company originates loans to commercial customers under the SBA 7(a) and other programs. During the fiscal year ended September 30, 2016, the Company began selling the guaranteed portion of the SBA loans with servicing retained. Loan servicing rights on originated SBA loans that have been sold are initially recorded at fair value. Capitalized servicing rights are then amortized in proportion to and over the period of estimated net servicing income. Impairment of servicing rights is assessed using the present value of estimated future cash flows.

The aggregate fair value of loan servicing rights approximates its carrying value. A valuation model employed by an independent third party calculates the present value of future cash flows and is used to estimate fair value at the date of sale and on a quarterly basis for impairment analysis purposes. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the loan servicing rights include the discount rate and prepayment speed assumptions. For purposes of impairment, risk characteristics such as interest rate, loan type, term and investor type are used to stratify the loan servicing rights. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. Changes in the valuation allowance are reported in net gain on sales of loans in the consolidated statements of income.

The unpaid principal balance of SBA loans serviced for others was $33.9 million, $13.6 million and $5.9 million at March 31, 2017, September 30, 2016 and March 31, 2016, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $43,000 for the six-month period ended March 31, 2017. No specified late fees and ancillary fees were earned on SBA loans for the three-month period ended March 31, 2017. Contractually specified late fees and ancillary fees earned on SBA loans were $15,000 and $27,000 for the three- and six-month periods ended March 31, 2016, respectively. Net servicing costs (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans of $54,000 and $69,000 for the three- and six-month periods ended March 31, 2017, respectively, and $20,000 and $35,000 for the three- and six-month periods ended March 31, 2016, respectively, are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three- and six-month periods ended March 31, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In thousands)
Balance, beginning of period	$558	$156	$310	$-
Servicing rights resulting from transfers of loans	247	-	507	156
Amortization	(22)	-	(34)	-
Change in valuation allowance	-	-	-	-

Balance, end of period	$783	$156	$783	$156

Residential mortgage loans originated for sale in the secondary market continue to be sold with servicing released.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Investment in Historic Tax Credit Entity

On October 15, 2014, the Bank entered into an agreement to participate in the rehabilitation of a certified historic structure located in Louisville, Kentucky with a regional commercial developer. As part of the agreement, the Bank committed to invest $4.2 million into a limited liability company organized in the state of Kentucky by the commercial developer, for which it received a 99% equity interest in the entity and will receive an allocation of 99% of the operating profit and losses and any historic tax credits generated by the entity. The tax credits expected to be allocated to the Bank include federal rehabilitation investment credits totaling $4.7 million available under Internal Revenue Code Section 47. At March 31, 2017, the Bank had made all of its required investments to the entity except for $344,000, which is due when the project is fully completed and the final certificate of occupancy is received.

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

During the quarter ended March 31, 2017, the estimate of the historic tax credits to be recognized on the project increased to $5.0 million and the Company’s investment in the entity increased to $4.5 million, or 90% of the anticipated credits to be received by the Company. As a result of the increase in the expected historic tax credits, the Company recognized additional tax credits of $249,000 through income tax expense and a $226,000 loss on its investment in the historic tax credit entity through noninterest income during the quarter ended March 31, 2017.

At March 31, 2017 and September 30, 2016, the Bank’s remaining unfunded capital contribution commitment of $344,000 and $118,000, respectively, was included in other liabilities in the accompanying consolidated balance sheet.

5.	Deposits

Deposits at March 31, 2017 and September 30, 2016 consisted of the following:

	March 31,	September 30,
	2017	2016
	(In thousands)
Noninterest-bearing demand deposits	$98,790	$79,859
NOW accounts	178,399	145,816
Money market accounts	60,572	60,702
Savings accounts	91,041	83,911
Retail time deposits	124,577	127,691
Brokered time deposits	77,866	81,488

Total	$631,245	$579,467

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	Supplemental Disclosure for Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share information is presented below for the three and six month periods ended March 31, 2017 and 2016.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income	$2,194	$1,635	$4,531	$2,878
Less: Preferred stock dividends declared	-	(19)	-	(62)
Net income available to common shareholders	$2,194	$1,616	$4,531	$2,816
Shares:
Weighted average common shares outstanding	2,220,773	2,204,787	2,212,955	2,195,727

Net income per common share, basic	$0.99	$0.73	$2.05	$1.28

Diluted:
Earnings:
Net income available to common shareholders	$2,194	$1,616	$4,531	$2,816
Shares:
Weighted average common shares outstanding	2,220,773	2,204,787	2,212,955	2,195,727
Add: Dilutive effect of outstanding options	120,402	99,159	122,529	104,968
Add: Dilutive effect of restricted stock	3,244	-	1,262	-
Weighted average common shares outstanding as adjusted	2,344,419	2,303,946	2,336,746	2,300,695

Net income per common share, diluted	$0.94	$0.70	$1.94	$1.22

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

Stock options for 51,295 shares of common stock were excluded from the calculation of diluted net income per common share for the six month period ended March 31, 2017, because their effect was antidilutive. No restricted stock awards were excluded from the calculation of diluted net income per common share for the six month period ended March 31, 2017. No stock options or restricted stock awards were excluded from the calculation of diluted net income per common share for the three month periods ended March 31, 2017 and 2016 or the six month period ended March 31, 2016.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2017	2016
	(In thousands)
Cash payments for:
Interest	$2,051	$2,017
Taxes	270	618
Transfers from loans held for sale to loans	-	1,319

Transfers from loans to foreclosed real estate	34	415

Proceeds from sales of foreclosed real estate financed through loans	189	134

Noncash exercise of stock options	294	179

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2017 and September 30, 2016. The Company had no liabilities measured at fair value as of March 31, 2017 or September 30, 2016.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2017:
Assets Measured - Recurring Basis:
Trading account securities	$-	$6,388	$-	$6,388

Securities available for sale:
Agency bonds and notes	$-	$1,005	$-	$1,005
Agency mortgage-backed	-	41,056	-	41,056
Agency CMO	-	14,785	-	14,785
Privately issued CMO	-	2,364	-	2,364
Privately issued ABS	-	3,984	-	3,984
SBA certificates	-	1,095	-	1,095
Municipal	-	110,669	-	110,669
Total securities available for sale	$-	$174,958	$-	$174,958
Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,234	$4,234
Commercial real estate	-	-	5,979	5,979
Land and land development	-	-	307	307
Commercial business	-	-	201	201
Consumer	-	-	191	191
Total impaired loans	$-	$-	$10,912	$10,912

Loans held for sale:
Residential mortgage loans held for sale	$-	$506	$-	$506
SBA loans held for sale	-	16,034	-	16,034
Total loans held for sale	$-	$16,540	$-	$16,540

Loan servicing rights	$-	$-	$783	$783

Other real estate owned, held for sale:
Residential real estate	$-	$-	$98	$98
Commercial real estate	-	-	205	205
Total other real estate owned	$-	$-	$303	$303

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six-month period ended March 31, 2017.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At March 31, 2017 and September 30, 2016, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the six month period ended March 31, 2017, the Company recognized provisions for loan losses of $42,000 for impaired loans. No provision for loan losses was recognized for the three month period ended March 31, 2017 or for the three and six month periods ended March 31, 2016 for impaired loans.

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

Loan Servicing Rights. Loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At March 31, 2017, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 9.01% to 13.59% with a weighted average of 11.84% and prepayment speed assumptions ranging from 3.62% to 8.84% with a weighted average rate of 6.88%. At September 30, 2016, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 8.54% to 14.46% with a weighted average of 12.27% and prepayment speed assumptions ranging from 4.25% to 8.71% with a weighted average rate of 6.75%. Impairment of the loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company did not recognize any impairment charges on loan servicing rights for the three and six month periods ended March 31, 2017 and 2016.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At March 31, 2017, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 57.6% with a weighted average of 31.1%. At September 30, 2016, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 34.2% with a weighted average of 24.6%. The Company recognized charges of $10,000 to write-down other real estate owned to fair value for the three and six months ended March 31, 2017. The Company recognized charges of $20,000 and $79,000 to write-down other real estate owned to fair value for the three and six months ended March 31, 2016, respectively.

Transfers Between Categories. There were no transfers into or out of Level 3 financial assets for the three and six month periods ended March 31, 2017 and 2016.

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

	Carrying	Fair Value Measurements Using:
March 31, 2017:	Amount	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and due from banks	$11,148	$11,148	$-	$-
Interest-bearing deposits with banks	22,412	22,412	-	-
Interest-bearing time deposits	2,355	-	2,358	-
Trading account securities	6,388	-	6,388	-
Securities available for sale	174,958	-	174,958	-
Securities held to maturity	2,987	-	3,328	-

Loans, net	549,173	-	-	544,154

Residential mortgage loans held for sale	506	-	506	-
SBA loans held for sale	16,034	-	16,034	-
FRB and FHLB stock	6,936	-	6,936	-
Accrued interest receivable	3,127	-	3,127	-
Loan servicing rights (included in other assets)	783	-	-	808

Financial liabilities:
Deposits	631,245	-	-	628,392
Repurchase agreements	1,347	-	1,347	-
Borrowings from FHLB	113,050	-	112,452	-
Accrued interest payable	215	-	215	-
Advance payments by borrowers for taxes and insurance	1,018	-	1,018	-

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
September 30, 2016:	Amount	Level 1	Level 2	Level 3
		(In thousands)

Financial assets:
Cash and due from banks	$11,449	$11,449	$-	$-
Interest-bearing deposits with banks	17,893	17,893	-	-
Interest-bearing time deposits	3,100	-	3,114	-
Trading account securities	9,255	-	9,255	-
Securities available for sale	174,493	-	174,493	-
Securities held to maturity	3,166	-	3,654	-

Loans, net	518,611	-	-	522,560

Residential mortgage loans held for sale	384	-	384	-
SBA loans held for sale	5,087	-	5,087	-
FRB and FHLB stock	6,936	-	6,936	-
Accrued interest receivable	2,806	-	2,806	-
Loan servicing rights (included in other assets)	310	-	-	312

Financial liabilities:
Deposits	579,467	-	-	581,844
Short-term repurchase agreements	1,345	-	1,345	-
Borrowings from FHLB	121,633	-	123,794	-
Accrued interest payable	195	-	195	-
Advance payments by borrowers for taxes and insurance	1,014	-	1,014	-

The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. The fair value of financial instruments with off-balance-sheet risk is not material. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

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

Other Assets

For equity method investments, such as the Company’s investment in the historic tax credit entity, where a quoted market value is not available, the carrying amount is a reasonable estimate of fair value. However, subsequent to the recognition of the historic tax credits (as discussed in Note 4), management has determined that its investment in the historic tax credit entity has no residual value and therefore has recorded an impairment loss for the amount of the investment as of March 31, 2017 and September 30, 2016.

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the six month period ended March 31, 2016 amounted to $628,000. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan therefore no compensation expense was recognized for the three month periods ended March 31, 2017 and 2016 and the six month period ended March 31, 2016. The ESOP trust held 172,890 shares of Company common stock at March 31, 2017 and September 30, 2016.

10.	Stock Based Compensation Plans

The Company maintains two equity incentive plans under which stock options and restricted stock have or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”) approved by the Company’s shareholders in February 2010 and the 2016 Equity Incentive Plan (“2016 Plan”) approved by the Company’s shareholders in February 2016. At March 31, 2017, all available awards had been granted under the 2010 Plan. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At March 31, 2017, 19,440 shares of the Company’s common stock were available for issuance under the 2016 Plan, consisting of 14,705 stock options and 4,735 shares of restricted stock.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Stock Options

Under the plans, the Company may grant both non-statutory and incentive stock options that may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value (determined at the time the incentive stock options are granted) which are first exercisable during any calendar year shall not exceed $100,000. Exercise prices generally may not be less than the fair market value of the underlying stock at the date of the grant. The terms of the plans also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

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

The fair value of options granted during the six month period ended March 31, 2017 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5 years
Weighted average fair value at grant date	$6.13

A summary of stock option activity as of March 31, 2017, and changes during the six month period then ended is presented below.

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value
	(Dollars in thousands, except per share data)

Outstanding at October 1, 2016	187,050	$13.25	3.6	$4,285
Granted	51,295	40.09	9.6	354
Exercised	(26,858)	13.25		860
Forfeited or expired	-	-		-

Outstanding at March 31, 2017	211,487	$19.76	4.7	$6,125
Vested and expected to vest	211,487	$19.76	4.7	$6,125
Exercisable at March 31, 2017	160,192	$13.25	3.1	$5,682

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company recognized compensation expense related to stock options of $16,000 and $24,000 for the three and six month periods ended March 31, 2017. There was no compensation expense related to stock options recognized for the three and six month periods ended March 31, 2016. At March 31, 2017, there was $291,000 of unrecognized compensation expense related to nonvested stock options.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three and six month periods ended March 31, 2017 was $35,000 and $52,000, respectively. There was no compensation expense related to restricted stock recognized for the three and six month periods ended March 31, 2016.

A summary of the Company’s nonvested restricted shares activity as of March 31, 2017 and changes during the six month period then ended is presented below.

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2016	-	-
Granted	17,265	$40.09
Vested -	-
Forfeited	-	-
Nonvested at March 31, 2017	17,265	$40.09

There were no restricted shares vested during the six month periods ended March 31, 2017 and 2016. At March 31, 2017 there was $640,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 4.64 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company and the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer is 1.25% for 2017 and 0.625% for 2016. Management believes that the Company and Bank met all capital adequacy requirements to which they are subject as of March 31, 2017 and September 30, 2016.

As of March 31, 2017, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk at either period.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2017:
Total capital (to risk-weighted assets):
Consolidated	$82,989	12.68%	$52,365	8.00%	N/A	N/A
Bank	79,015	12.10	52,258	8.00	$65,322	10.00%
Tier I capital (to risk-weighted assets):
Consolidated	$75,271	11.50%	$39,274	6.00%	N/A	N/A
Bank	71,297	10.91	39,193	6.00	$52,258	8.00%
Common equity tier I capital (to risk-weighted assets):
Consolidated	$75,271	11.50%	$29,455	4.50%	N/A	N/A
Bank	71,297	10.91	29,395	4.50	$42,459	6.50%
Tier I capital (to average adjusted total assets):
Consolidated	$75,271	9.33%	$32,279	4.00%	N/A	N/A
Bank	71,297	8.71	32,748	4.00	$40,935	5.00%

As of September 30, 2016:
Total capital (to risk-weighted assets):
Consolidated	$72,227	11.82%	$48,874	8.00%	N/A	N/A
Bank	69,056	11.33	48,748	8.00	$60,934	10.00%
Tier I capital (to risk-weighted assets):
Consolidated	$65,105	10.66%	$36,655	6.00%	N/A	N/A
Bank	61,934	10.16	36,561	6.00	$48,748	8.00%
Common equity tier I capital (to risk-weighted assets):
Consolidated	$65,105	10.66%	$27,491	4.50%	N/A	N/A
Bank	61,934	10.16	27,420	4.50	$39,607	6.50%
Tier I capital (to average adjusted total assets):
Consolidated	$65,105	8.43%	$30,881	4.00%	N/A	N/A
Bank	61,934	8.09	30,621	4.00	$38,277	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption, but management expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) – Premium Amortization on Purchased Callable Debt Securities. The update shortens the amortization period for certain callable debt securities held at a premium. Specifically, the update requires the premium to be amortized to the earliest call date. The update does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Company is currently assessing the impact the guidance will have upon adoption, but the adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

During the six month period ended March 31, 2017, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2016.

Comparison of Financial Condition at March 31, 2017 and September 30, 2016

Cash and Cash Equivalents. Cash and cash equivalents increased $4.3 million from $29.3 million at September 30, 2016 to $33.6 million at March 31, 2017.

Loans. Net loans receivable increased $30.6 million, from $518.6 million at September 30, 2016 to $549.2 million at March 31, 2017, due primarily to increases in commercial real estate loans and commercial business loans of $25.5 million and $8.5 million, respectively, which more than offset a decrease in residential real estate loans of $5.0 million.

Loans Held for Sale. Loans held for sale increased $11.0 million, from $5.5 million at September 30, 2016 to $16.5 million at March 31, 2017, due to increases in residential mortgage loans held for sale of $122,000 and SBA loans held for sale of $10.9 million. The Company originated $37.2 million of SBA loans for sale in the secondary market for the six month period ended March 31, 2017 compared to $7.2 million in originations for the six month period ended March 31, 2016, as management continues to focus on expanding the SBA lending program.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Trading Account Securities. Trading account securities decreased $2.9 million, from $9.3 million at September 30, 2016 to $6.4 million at March 31, 2017. Trading account securities are comprised of investment grade municipal bonds and the portfolio is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission.

Securities Available for Sale. Securities available for sale increased $465,000, from $174.5 million at September 30, 2016 to $175.0 million at March 31, 2017, due primarily to purchases of $16.3 million, which slightly offset decreases in net unrealized gains/losses on securities available for sale of $4.6 million, calls and maturities of $1.8 million and principal repayments of $9.0 million.

Securities Held to Maturity. Investment securities held to maturity decreased $179,000, from $3.2 million at September 30, 2016 to $3.0 million at March 31, 2017. There were no purchases of securities held to maturity, and partial calls and principal repayments on mortgage-backed securities and municipal obligations totaled $180,000 during the six-month period ended March 31, 2017.

Deposits. Total deposits increased $51.7 million, from $579.5 million at September 30, 2016 to $631.2 million at March 31, 2017, due primarily to increases in interest-bearing demand deposit accounts and non-interest bearing demand deposit accounts of $32.8 million and $18.9 million, respectively. The increase in interest-bearing demand deposit accounts is due primarily to an increase in cash management accounts.

Borrowings. Borrowings from the FHLB decreased $8.5 million, from $121.6 million at September 30, 2016 to $113.1 million at March 31, 2017. The decrease in borrowings from the FHLB is due to an $8.5 million decrease in FHLB short-term line of credit borrowings as a result of deposit growth.

Stockholders’ Equity. Stockholders’ equity increased $1.1 million, from $86.6 million at September 30, 2016 to $87.7 million at March 31, 2017. The increase in stockholders’ equity is primarily due to retained net income of $3.9 million which was partially offset by a decrease in accumulated other comprehensive income of $3.0 million due a reduction in the unrealized gain on securities available for sale.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Overview. The Company reported net income available to common shareholders of $2.2 million, or $0.94 per diluted share, for the three month period ended March 31, 2017 compared to net income available to common shareholders of $1.6 million, or $0.70 per diluted share, for the three month period ended March 31, 2016. The annualized return on average assets, average equity and average common stockholders’ equity were 1.06%, 10.23% and 10.23%, respectively, for the three month period ended March 31, 2017. The annualized return on average assets, average equity and average common stockholders’ equity were 0.87%, 7.43% and 8.15%, respectively, for the three month period ended March 31, 2016.

Net Interest Income. Net interest income increased $1.1 million, or 17.5%, for the three month period ended March 31, 2017 as compared to the same period in 2016. Average interest-earning assets increased $89.1 million and average interest-bearing liabilities increased $60.1 million when comparing the two periods. The tax-equivalent interest rate spread was 3.79% for 2017 compared to 3.60% for 2016.

Total interest income increased $1.0 million, or 15.0%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $89.1 million, from $688.1 million for 2016 to $777.1 million for 2017, and an increase in the average tax equivalent yield on interest-earning assets from 4.31% for 2016 to 4.43% for 2017. The majority of the increase in average interest-earning assets was attributable to loans which increased $86.9 million compared to 2016.

Total interest expense increased $4,000, or 0.4%, due to an increase in the average balance of interest-bearing liabilities of $60.1 million, from $582.1 million for 2016 to $642.2 million for 2017, which more than offset a decrease in the average cost of interest-bearing liabilities from 0.71% for 2016 to 0.64% for 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three month periods ended March 31, 2017 and 2016. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$25,033	$40	0.64%	$23,671	$45	0.76%
Loans	565,450	6,551	4.63	478,503	5,559	4.65
Investment securities	137,636	1,710	4.97	129,621	1,477	4.56
Agency mortgage-backed securities	42,052	226	2.15	49,411	263	2.13
Dividend income	6,936	77	4.44	6,844	78	4.56
Total interest-earning assets	777,107	8,604	4.43	688,050	7,422	4.31

Noninterest-earning assets	53,359			66,927
Total assets	$830,466			$754,977

Liabilities and equity:
NOW accounts	$169,678	$89	0.21%	$146,243	$74	0.20%
Money market deposit accounts	61,113	38	0.25	57,252	36	0.25
Savings accounts	87,814	15	0.07	79,291	13	0.07
Time deposits	211,380	487	0.92	190,293	472	0.99
Total interest-bearing deposits	529,985	629	0.47	473,079	595	0.50

Borrowings (1)	112,239	403	1.44	108,989	433	1.59
Total interest-bearing liabilities	642,224	1,032	0.64	582,068	1,028	0.71

Noninterest-bearing deposits	95,183			74,052
Other noninterest-bearing liabilities	7,266			10,854
Total liabilities	744,673			666,974

Total equity	85,793			88,003
Total liabilities and equity	$830,466			$754,977
Net interest income (taxable equivalent basis)		$7,572			$6,394
Less: taxable equivalent adjustment		(385)			(275)
Net interest income		$7,187			$6,119
Interest rate spread			3.79%			3.60%
Net interest margin			3.90%			3.72%
Average interest-earning assets to average interest-bearing liabilities			121.00%			118.21%

(1) Includes FHLB borrowings, repurchase agreements and other long term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended March 31, 2017 and 2016. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$(9)	$4	$(5)
Loans	(24)	1,016	992
Investment securities	138	95	233
Agency mortgage-backed securities	2	(39)	(37)
Dividend income	(2)	1	(1)
Total interest-earning assets	105	1,077	1,182

Interest expense:
Deposits	(33)	67	34
Borrowings (1)	(44)	14	(30)
Total interest-bearing liabilities	(77)	81	4
Net increase in net interest income (tax equivalent basis)	$182	$996	$1,178

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses was $375,000 for the three month period ended March 31, 2017 compared to $125,000, for the same period in 2016. The increase in the provision for loans losses for 2017 as compared to the prior period was due primarily to growth in the loan portfolio.

The Company recognized net charge-offs of $76,000 for the three month period ended March 31, 2017 compared to net charge-offs of $18,000 for the same period in 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $599,000 for the three month period ended March 31, 2017 as compared to the same period in 2016. The increase was due primarily to the recognition of net gain on sales of loans guaranteed by the U.S. Small Business Administration (“SBA”) of $949,000 in the second quarter of 2017. The increase in net gain on sales of SBA guaranteed loans was offset by a decrease in real estate lease income of $163,000 due to the sale of the Company’s commercial real estate development in September 2016, and the recognition of a $226,000 impairment loss on a tax credit investment during the three month period ended March 31, 2017.

Noninterest Expense. Noninterest expenses increased $834,000 for the three month period ended March 31, 2017 as compared to the same period in 2016 mostly due to an increase in compensation and benefits of $852,000. The increase was driven by the addition of new employees to support the Company’s SBA lending activities as well as normal salary and benefits adjustments.

Income Tax Expense. The Company recognized income tax expense of $413,000 for the quarter ended March 31, 2017, for an effective tax rate of 15.8% as compared to income tax expense of $389,000, for an effective tax rate of 19.2%, for the same period in 2016. The decrease in effective tax rate was due to the recognition of $249,000 in historic tax credits during 2017, and an increase in tax-exempt securities income of $192,000 for the quarter ended March 31, 2017 as compared to 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended March 31, 2017 and 2016

Overview. The Company reported net income and net income available to common shareholders of $4.5 million, or $1.94 per diluted share, for the six month period ended March 31, 2017 compared to net income of $2.9 million and net income available to common shareholders of $2.8 million, or $1.22 per diluted share, for the six month period ended March 31, 2016. The annualized return on average assets, average equity and average common stockholders’ equity were 1.11%, 10.54% and 10.54%, respectively, for the six month period ended March 31, 2017. The annualized return on average assets, average equity and average common stockholders’ equity were 0.77%, 6.27% and 7.26%, respectively, for the six month period ended March 31, 2016.

Net Interest Income. Net interest income increased $1.9 million, or 15.4%, for the six month period ended March 31, 2017 as compared to the same period in 2016. Average interest-earning assets increased $76.6 million and average interest-bearing liabilities increased $59.6 million when comparing the two periods. The tax-equivalent interest rate spread was 3.82% for 2017 compared to 3.67% for 2016.

Total interest income increased $2.0 million, or 13.7%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $76.6 million, from $681.5 million for 2016 to $758.1 million for 2017, and an increase in the average tax equivalent yield on interest-earning assets from 4.37% for 2016 to 4.47% for 2017. The average balance of loans increased $77.7 million, which more than offset a decrease in the average balance of investment securities of $2.3 million when comparing the two periods.

Total interest expense increased $58,000, or 2.9%, due to an increase in the average balance of interest-bearing liabilities of $59.6 million, from $573.7 million for 2016 to $633.3 million for 2017, which more than offset a decrease in the average cost of interest-bearing liabilities from 0.70% for 2016 to 0.65% for 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the six-month periods ended March 31, 2017 and 2016. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Six Months Ended March 31,
	2017			2016
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$23,498	$62	0.53%	$22,479	$62	0.55%
Loans	549,734	12,921	4.70	472,072	11,044	4.68
Investment securities	134,629	3,363	5.00	131,832	3,115	4.73
Agency mortgage-backed securities	43,309	460	2.12	48,376	507	2.10
Dividend income	6,936	156	4.50	6,781	154	4.54
Total interest-earning assets	758,106	16,962	4.47	681,540	14,882	4.37

Noninterest-earning assets	58,307			68,151
Total assets	$816,413			$749,691

Liabilities and equity:
NOW accounts	$163,230	$172	0.21%	$144,873	$151	0.21%
Money market deposit accounts	61,475	78	0.25	57,155	73	0.26
Savings accounts	86,226	30	0.07	77,423	26	0.07
Time deposits	208,173	961	0.92	190,600	929	0.97
Total interest-bearing deposits	519,104	1,241	0.48	470,051	1,179	0.50

Borrowings (1)	114,159	813	1.42	103,616	817	1.58
Total interest-bearing liabilities	633,263	2,054	0.65	573,667	1,996	0.70

Noninterest-bearing deposits	90,211			73,482
Other noninterest-bearing liabilities	6,977			10,802
Total liabilities	730,451			657,951

Total equity	85,962			91,740
Total liabilities and equity	$816,413			$749,691
Net interest income (taxable equivalent basis)		$14,908			$12,886
Less: taxable equivalent adjustment		(732)			(609)
Net interest income		$14,176			$12,277
Interest rate spread			3.82%			3.67%
Net interest margin			3.93%			3.78%
Average interest-earning assets to average interest-bearing liabilities			119.71%			118.80%

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the six-month periods ended March 31, 2017 and 2016. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$(2)	$2	$-
Loans	47	1,831	1,878
Investment securities	181	67	248
Agency mortgage-backed securities	5	(52)	(47)
Dividend income	(1)	3	2
Total interest-earning assets	230	1,851	2,080

Interest expense:
Deposits	(39)	101	62
Borrowings (1)	664	(668)	(4)
Total interest-bearing liabilities	625	(567)	58
Net increase (decrease) in net interest income (tax equivalent basis)	$(395)	$2,418	$2,022

(1) Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses was $681,000 for the six month period ended March 31, 2017 compared to $125,000 for the same period in 2016. The increase in the provision for loans losses for 2017 as compared to the prior period was due primarily to growth in the loan portfolio. Loans increased approximately $31.1 million during the six month period ended March 31, 2017 compared to an increase of approximately $21.6 million during the six month period ended March 31, 2016.

The Company recognized net charge-offs of $85,000 for the six month period ended March 31, 2017 compared to net recoveries of $2,000 for the same period in 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $1.0 million for the six month period ended March 31, 2017 as compared to 2016. The increase was due primarily to an increase in net gain on sales of loans guaranteed by the SBA of $1.7 million, which more than offset decreases in net gain (loss) on trading account securities and real estate lease income of $499,000 and $326,000, respectively. The decrease in net gain (loss) on trading account securities was due to market volatility in the municipal bond sector during the six month period ended March 31, 2017. The decrease in real estate lease income is due to the sale of the Company’s commercial real estate development in September 2016.

Noninterest Expense. Noninterest expenses increased $482,000 for the six month period ended March 31, 2017 as compared to 2016 due to increases in compensation and benefits of $830,000, which more than offset decreases in net (gain) loss on other real estate owned and professional fees of $159,000 and $111,000, respectively. The increase in compensation and benefits was driven by the addition of new employees to support the Company’s SBA lending activities as well as normal salary and benefits adjustments. The decrease in (gain) loss on other real estate owned was due primarily to the recognition of previously deferred gains for properties sold and financed by the Company. Professional fees decreased primarily due to reduced performance-based investment advisor fees on the trading account securities portfolio.

Income Tax Expense. The Company recognized income tax expense of $1.1 million for the six month period ended March 31, 2017, for an effective tax rate of 19.4% as compared to income tax expense of $856,000, for an effective tax rate of 22.9%, for the same period in 2016. The decrease in the effective tax rate for 2017 was primarily due to the recognition of $249,000 in historic tax credits during 2017, and an increase in tax-exempt income of $209,000 for the six month period ended March 31, 2017 as compared to 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2017, the Bank had cash and cash equivalents of $33.6 million, trading account securities with a fair value of $6.4 million and securities available-for-sale with a fair value of $175.0 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. During the six months ended March 31, 2017, the Bank and Captive declared and paid dividends to the Company totaling $1.9 million. At March 31, 2017, the Company (unconsolidated basis) had liquid assets of $2.0 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2017, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 8.71%, 10.91%, 10.91% and 12.10%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At March 31, 2017, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six months ended March 31, 2017, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

	At March 31, 2017		At September, 2016
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$1,066	3.78%	$274	1.07%
200bp	774	2.75	219	0.85
100bp	388	1.38	165	0.65
Static	-	-	-	-
(100)bp	(499)	(1.77)	(668)	(2.61)

At March 31, 2017, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $388,000 or 1.38% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 2.75% and 3.78%, respectively. Conversely, an immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $499,000, or 1.77%, over a one year horizon compared to a flat interest rate scenario.

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

During the quarter ended March 31, 2017, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended March 31, 2017:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2017 through January 31, 2017	4,693	$44.50	4,693	68,964
February 1, 2017 through February 28, 2017	817	$48.60	817	68,147
March 1, 2017 through March 31, 2017	946	$48.23	946	67,201
Total	6,456	$45.57	6,456	67,201

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

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated May 15, 2017	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated May 15, 2017	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-64-