Form 10-Q
period 2017-06-30
First Savings Financial Group Inc
filed 2017-08-14
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2017 was 2,242,454.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2017	2016

ASSETS
Cash and due from banks	$10,926	$11,449
Interest-bearing deposits with banks	30,164	17,893
Total cash and cash equivalents	41,090	29,342

Interest-bearing time deposits	2,555	3,100
Trading account securities, at fair value	5,819	9,255
Securities available for sale, at fair value	178,019	174,493
Securities held to maturity	2,955	3,166

Loans held for sale, residential mortgage	755	384
Loans held for sale, Small Business Administration	24,215	5,087
Loans, net of allowance for loan losses of $7,995 and $7,122	564,771	518,611

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	6,936	6,936
Premises and equipment	11,439	11,674
Other real estate owned, held for sale	346	519
Accrued interest receivable:
Loans	1,827	1,451
Securities	1,681	1,355
Cash surrender value of life insurance	18,182	18,214
Goodwill	7,936	7,936
Core deposit intangibles	779	1,037
Other assets	4,777	3,956

Total Assets	$874,082	$796,516

LIABILITIES
Deposits:
Noninterest-bearing	$95,558	$79,859
Interest-bearing	578,342	499,608
Total deposits	673,900	579,467

Repurchase agreements	1,347	1,345
Borrowings from Federal Home Loan Bank	100,000	121,633
Accrued interest payable	265	195
Advance payments by borrowers for taxes and insurance	992	1,014
Accrued expenses and other liabilities	6,259	6,282
Total Liabilities	782,763	709,936

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,559,307 shares (2,542,042 at September 30, 2016); outstanding 2,242,454 shares (2,204,787 shares at September 30, 2016)	25	25
Additional paid-in capital	27,782	27,182
Retained earnings - substantially restricted	65,558	59,499
Accumulated other comprehensive income	4,438	5,944
Unearned stock compensation	(606)	-
Less treasury stock, at cost - 316,853 shares (337,255 shares at September 30, 2016)	(5,878)	(6,070)
Total Stockholders' Equity	91,319	86,580

Total Liabilities and Stockholders' Equity	$874,082	$796,516

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2017	2016	2017	2016

INTEREST INCOME
Loans, including fees	$6,908	$5,794	$19,781	$16,805
Securities:
Taxable	880	916	2,691	2,843
Tax-exempt	754	613	2,082	1,732
Dividend income	79	77	235	231
Interest-bearing deposits with banks	43	22	105	84
Total interest income	8,664	7,422	24,894	21,695

INTEREST EXPENSE
Deposits	689	690	1,930	1,869
Federal funds purchased	14	-	21	-
Repurchase agreements	1	-	3	2
Borrowings from Federal Home Loan Bank	428	384	1,232	1,119
Loans payable	-	41	-	121
Total interest expense	1,132	1,115	3,186	3,111

Net interest income	7,532	6,307	21,708	18,584
Provision for loan losses	321	303	1,002	428

Net interest income after provision for loan losses	7,211	6,004	20,706	18,156

NONINTEREST INCOME
Service charges on deposit accounts	329	289	971	893
Net gain on sales of available for sale securities	30	-	30	-
Net gain on trading account securities	184	285	113	713
Net gain on sales of loans, residential mortgage	104	76	342	313
Net gain on sales of loans, Small Business Administration	938	423	2,741	513
Increase in cash surrender value of life insurance	105	111	318	338
Gain on life insurance	-	-	189	-
Commission income	78	69	283	282
Real estate lease income	-	170	-	496
Net gain on sale of premises and equipment	7	-	30	-
Loss on tax credit investment	-	(4,309)	(226)	(4,309)
Other income	348	310	1,068	891
Total noninterest income	2,123	(2,576)	5,859	130

NONINTEREST EXPENSE
Compensation and benefits	3,837	3,215	11,035	9,583
Occupancy and equipment	699	670	1,990	2,043
Data processing	329	442	1,031	1,209
Advertising	126	131	363	366
Professional fees	419	279	919	890
FDIC insurance premiums	113	116	342	359
Net (gain) loss on other real estate owned	(14)	9	(123)	59
Other operating expenses	796	728	2,354	2,205
Total noninterest expense	6,305	5,590	17,911	16,714
Income (loss) before income taxes	3,029	(2,162)	8,654	1,572
Income tax (benefit) expense	586	(4,389)	1,680	(3,533)
Net Income	$2,443	$2,227	$6,974	$5,105

Preferred stock dividends declared	-	-	-	62
Net Income Available to Common Shareholders	$2,443	$2,227	$6,974	$5,043

Net income per common share:
Basic	$1.10	$1.01	$3.15	$2.30
Diluted	$1.04	$0.97	$2.98	$2.19

Weighted average common shares outstanding:
Basic	2,225,189	2,204,787	2,217,033	2,197,101
Diluted	2,351,739	2,306,029	2,340,688	2,300,834

Dividends per common share	$0.14	$0.13	$0.41	$0.38

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016

Net Income	$2,443	$2,227	$6,974	$5,105

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	2,307	1,511	(2,309)	2,803
Income tax benefit (expense)	(800)	(522)	823	(956)
Net of tax amount	1,507	989	(1,486)	1,847

Less: reclassification adjustment for realized gains included in net income	(30)	-	(30)	-
Income tax expense	10	-	10	-
Net of tax amount	(20)	-	(20)	-

Other Comprehensive Income (Loss)	1,487	989	(1,506)	1,847

Comprehensive Income	$3,930	$3,216	$5,468	$6,952

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated	Unearned
				Other	Stock
	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Nine Months Ended June 30, 2016:
Balances at October 1, 2015	$25	$43,916	$52,760	$4,210	$(197)	$(6,357)	$94,357

Net income	-	-	5,105	-	-	-	5,105

Other comprehensive income	-	-	-	1,847	-	-	1,847

Preferred stock dividends	-	-	(62)	-	-	-	(62)

Common stock dividends ($0.38 per share)	-	-	(823)	-	-	-	(823)

Shares released by ESOP trust	-	504	-	-	197	-	701

Stock options exercises - 26,210 shares	-	(118)	-	-	-	466	348

Redemption of preferred stock - 17,120 shares	-	(17,120)	-	-	-	-	(17,120)

Purchase of 4,933 treasury shares	-	-	-	-	-	(179)	(179)

Balances at June 30, 2016	$25	$27,182	$56,980	$6,057	$-	$(6,070)	$84,174

Nine Months Ended June 30, 2017:
Balances at October 1, 2016	$25	$27,182	$59,499	$5,944	$-	$(6,070)	$86,580

Net income	-	-	6,974	-	-	-	6,974

Other comprehensive loss	-	-	-	(1,506)	-	-	(1,506)

Common stock dividends ($0.41 per share)	-	-	(915)	-	-	-	(915)

Restricted stock grants - 17,265 shares	-	692	-	-	(692)	-	-

Stock compensation expense	-	39	-	-	86	-	125

Stock option exercises - 26,858 shares	-	(131)	-	-	-	486	355

Purchase of 6,456 treasury shares	-	-	-	-	-	(294)	(294)

Balances at June 30, 2017	$25	$27,782	$65,558	$4,438	$(606)	$(5,878)	$91,319

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,974	$5,105
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,002	428
Depreciation and amortization	871	1,103
Amortization of premiums and accretion of discounts on securities, net	516	450
Decrease in trading account securities	3,436	242
Loans originated for sale	(67,128)	(22,054)
Proceeds on sales of loans	52,145	22,711
Net gain on sales of loans	(3,083)	(826)
Net realized and unrealized gain on other real estate owned	(168)	(10)
Net gain on sales of available for sale securities	(30)	-
Gain on life insurance	(189)	-
Increase in cash surrender value of life insurance	(318)	(338)
Net gain on sale of premises and equipment	(30)	-
Loss on tax credit investment	226	4,309
Deferred income taxes	1,293	(2,876)
ESOP and stock compensation expense	125	628
Increase in accrued interest receivable	(702)	(400)
Increase in accrued interest payable	70	1
Change in other assets and liabilities, net	(755)	(967)
Net Cash Provided By (Used In) Operating Activities	(5,745)	7,506

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(445)	-
Proceeds from maturities of interest-bearing time deposits	990	-
Purchase of securities available for sale	(26,422)	(10,933)
Proceeds from sales of securities available for sale	4,255	-
Proceeds from maturities of securities available for sale	2,830	5,395
Proceeds from maturities of securities held to maturity	139	1,148
Principal collected on securities	13,047	10,410
Net increase in loans	(48,644)	(36,486)
Purchase of Federal Home Loan Bank stock	-	(216)
Proceeds from sale of other real estate owned	186	430
Investment in real estate development and construction	-	(35)
Purchase of premises and equipment	(389)	(223)
Proceeds from sale of premises and equipment	19	-
Net Cash Used In Investing Activities	(54,434)	(30,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	94,433	40,805
Net increase in repurchase agreements	2	2
Decrease in Federal Home Loan Bank line of credit	(21,633)	(9,602)
Proceeds from Federal Home Loan Bank advances	15,000	35,000
Repayment of Federal Home Loan Bank advances	(15,000)	(25,000)
Repayment of other long-term debt	-	(141)
Net decrease in advance payments by borrowers for taxes and insurance	(22)	(142)
Redemption of preferred stock	-	(17,120)
Proceeds from exercise of stock options	62	169
Dividends paid on preferred stock	-	(62)
Dividends paid on common stock	(915)	(823)
Net Cash Provided By Financing Activities	71,927	23,086

Net Increase in Cash and Cash Equivalents	11,748	82

Cash and cash equivalents at beginning of period	29,342	24,994

Cash and Cash Equivalents at End of Period	$41,090	$25,076

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2017, the results of operations for the three and nine month periods ended June 30, 2017 and 2016, and the cash flows for the nine month periods ended June 30, 2017 and 2016. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Agency bonds and notes, agency mortgage-backed securities and agency collateralized mortgage obligations (“CMO”) include securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”), which are U.S. government sponsored enterprises. The Company holds municipal bonds issued by municipal governments within the U.S. The Company also holds a pass through asset-backed security guaranteed by the SBA representing participating interests in pools of long term debentures issued by state and local development companies certified by the SBA. Privately issued CMO and asset-backed securities (“ABS”) are complex securities issued by non government special purpose entities that are collateralized by residential mortgage loans and residential home equity loans.

Investment securities have been classified according to management’s intent.

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At June 30, 2017 and September 30, 2016, trading account securities recorded at fair value totaled $5.8 million and $9.3 million, respectively, and were comprised of investment grade municipal bonds. During the three month periods ended June 30, 2017 and 2016, the Company reported net gains on trading account securities of $184,000 and $285,000, respectively. During the nine month periods ended June 30, 2017 and 2016, the Company reported net gains on trading account securities of $113,000 and $713,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2017:
Securities available for sale:

Agency mortgage-backed	$38,941	$467	$(68)	$39,340
Agency CMO	14,259	32	(56)	14,235
Privately issued CMO	1,873	205	(19)	2,059
Privately issued ABS	2,956	813	-	3,769
SBA certificates	1,047	3	-	1,050
Municipal obligations	112,076	5,663	(173)	117,566

Total securities available for sale	$171,152	$7,183	$(316)	$178,019

Securities held to maturity:

Agency mortgage-backed	$187	$17	$-	$204
Municipal obligations	2,768	371	-	3,139

Total securities held to maturity	$2,955	$388	$-	$3,343

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2016:
Securities available for sale:

Agency bonds and notes	$1,024	$8	$-	$1,032
Agency mortgage-backed	46,376	1,029	-	47,405
Agency CMO	16,053	108	(66)	16,095
Privately issued CMO	2,359	293	-	2,652
Privately issued ABS	3,675	864	(7)	4,532
SBA certificates	1,220	7	-	1,227
Municipal bonds	94,567	7,002	(19)	101,550

Total securities available for sale	$165,274	$9,311	$(92)	$174,493

Securities held to maturity:

Agency mortgage-backed	$260	$23	$-	$283
Municipal bonds	2,906	465	-	3,371

Total securities held to maturity	$3,166	$488	$-	$3,654

The amortized cost and fair value of investment securities as of June 30, 2017 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due within one year	$1,531	$1,545	$220	$248
Due after one year through five years	11,528	12,046	984	1,112
Due after five years through ten years	22,513	24,131	1,055	1,207
Due after ten years	76,504	79,844	509	572
	112,076	117,566	2,768	3,139

CMO	16,132	16,294	-	-
ABS	2,956	3,769	-	-
SBA certificates	1,047	1,050	-	-
Mortgage-backed securities	38,941	39,340	187	204

	$171,152	$178,019	$2,955	$3,343

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at June 30, 2017 and September 30, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number		Gross
	of Investment	Fair	Unrealized
	Positions	Value	Losses
	(Dollars in thousands)
June 30, 2017:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	10	$9,946	$68
Agency CMO	7	7,389	42
Privately issued CMO	2	126	19
Municipal obligations	10	6,938	173
Total less than twelve months	29	24,399	302

Continuous loss position more than twelve months:
Agency CMO	3	3,341	14
Total more than twelve months	3	3,341	14

Total securities available for sale	32	$27,740	$316

September 30, 2016:
Securities available for sale:

Continuous loss position less than twelve months:
Agency CMO	3	$3,946	$12
Privately issued ABS	2	66	7
Municipal obligations	4	2,147	19
Total less than twelve months	9	6,159	38

Continuous loss position more than twelve months:
Agency CMO	2	4,683	54
Total more than twelve months	2	4,683	54

Total securities available for sale	11	$10,842	$92

At June 30, 2017 and September 30, 2016, the Company did not have any securities held to maturity with an unrealized loss.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The total available for sale debt securities in loss positions at June 30, 2017, which consisted of U.S. government agency mortgage backed securities, agency CMOs, privately issued CMOs and municipal bonds, had a fair value as a percentage of amortized cost of 98.88%. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At June 30, 2017, the Company held fifteen privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $1.8 million and fair value of $2.5 million that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various nationally recognized statistical rating organizations.

At June 30, 2017, two privately-issued CMO were in loss positions and had depreciated approximately 12.92% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $126,000 and a total unrealized loss of $19,000 at June 30, 2017, and were rated below investment grade by NRSROs. Based on the independent third party analysis of the expected cash flows, management has determined that no other-than-temporary impairment is required to be recognized on the privately issued CMO and ABS portfolios. While the Company did not recognize a credit related impairment loss at June 30, 2017, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit related impairment charge.

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

During the three and nine month periods ended June 30, 2017, the Company realized gross gains on sales of available for sale securities of $96,000 and gross losses of $66,0000. During the three and nine month periods ended June 30, 2016, the Company did not realize any gross gains or losses on sales of available for sale securities.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at June 30, 2017 and September 30, 2016, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at June 30, 2017 and September 30, 2016 consisted of the following:

	June 30,	September 30,
	2017	2016
	(In thousands)
Real estate mortgage:
1-4 family residential	$173,620	$178,364
Commercial	254,871	217,378
Multifamily residential	18,696	18,431
Residential construction	33,837	24,275
Commercial construction	35,829	33,685
Land and land development	9,303	11,137
Commercial business loans	52,411	41,967
Consumer:
Home equity loans	21,811	21,370
Auto loans	6,825	4,858
Other consumer loans	2,120	2,102
Gross loans	609,323	553,567
Undisbursed portion of construction loans	(36,718)	(27,623)
Principal loan balance	572,605	525,944

Deferred loan origination fees and costs, net	161	(211)
Allowance for loan losses	(7,995)	(7,122)

Loans, net	$564,771	$518,611

During the nine-month period ended June 30, 2017, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

At June 30, 2017 and September 30, 2016, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $1.2 million and $837,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of June 30, 2017:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$173,620	$254,871	$18,696	$32,948	$9,303	$52,411	$30,756	$572,605

Accrued interest receivable	482	844	33	175	22	213	58	1,827

Net deferred loan origination fees and costs	79	(97)	(15)	40	4	170	(20)	161

Recorded investment in loans	$174,181	$255,618	$18,714	$33,163	$9,329	$52,794	$30,794	$574,593

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,589	$5,464	$-	$-	$314	$198	$196	$10,761

Collectively evaluated for impairment	169,592	250,154	18,714	33,163	9,015	52,596	30,598	563,832

Ending balance	$174,181	$255,618	$18,714	$33,163	$9,329	$52,794	$30,794	$574,593

FIRST SAVINGS FINANCIAL GROUP, INC.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of June 30, 2017 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$189	$-	$-	$-	$-	$-	$2	$191

Collectively evaluated for impairment	286	5,484	95	820	201	809	109	7,804

Ending balance	$475	$5,484	$95	$820	$201	$809	$111	$7,995

An analysis of the allowance for loan losses as of September 30, 2016 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$43	$-	$-	$-	$-	$-	$5	$48

Collectively evaluated for impairment	292	5,160	109	845	295	284	89	7,074

Ending balance	$335	$5,160	$109	$845	$295	$284	$94	$7,122

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2017 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$311	$5,870	$116	$703	$267	$348	$103	$7,718
Provisions	201	(386)	(21)	117	(66)	461	(15)	321
Charge-offs	(41)	-	-	-	-	-	(25)	(66)
Recoveries	4	-	-	-	-	-	18	22

Ending balance	$475	$5,484	$95	$820	$201	$809	$111	$7,995

An analysis of the changes in the allowance for loan losses for the nine months ended June 30, 2017 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$335	$5,160	$109	$845	$295	$284	$94	$7,122
Provisions	211	324	(14)	(25)	(94)	536	64	1,002
Charge-offs	(80)	-	-	-	-	(25)	(87)	(192)
Recoveries	9	-	-	-	-	14	40	63

Ending balance	$475	$5,484	$95	$820	$201	$809	$111	$7,995

FIRST SAVINGS FINANCIAL GROUP, INC.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of June 30, 2017 and for the three and nine months ended June 30, 2017 and 2016.

	At June 30, 2017			Three Months Ended June 30,				Nine Months Ended June 30,
				2017	2017	2016	2016	2017	2017	2016	2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,204	$4,478	$-	$4,371	$36	$4,929	$36	$4,264	$106	$5,252	$109
Commercial real estate	5,464	5,567	-	5,731	50	6,508	48	6,085	149	6,646	148
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	314	270	-	270	1	-	-	254	1	-	-
Commercial business	198	203	-	206	1	248	2	211	4	299	4
Consumer	117	118	-	120	1	197	1	151	3	202	4
	$10,297	$10,636	$-	$10,698	$89	$11,882	$87	$10,965	$263	$12,399	$265

Loans with an allowance recorded:
Residential real estate	$385	$401	$189	$406	$-	$72	$-	$444	$-	$30	$-
Commercial real estate	-	-	-	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-	-	-	-	-
Consumer	79	79	2	88	-	83	-	86	-	78	-
	$464	$480	$191	$494	$-	$155	$-	$530	$-	$108	$-

Total:
Residential real estate	$4,589	$4,879	$189	$4,777	$36	$5,001	$36	$4,708	$106	$5,282	$109
Commercial real estate	5,464	5,567	-	5,731	50	6,508	48	6,085	149	6,646	148
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	314	270	-	270	1	-	-	254	1	-	-
Commercial business	198	203	-	206	1	248	2	211	4	299	4
Consumer	196	197	2	208	1	280	1	237	3	280	4
	$10,761	$11,116	$191	$11,192	$89	$12,037	$87	$11,495	$263	$12,507	$265

The Company did not recognize any interest income using the cash receipts method during the three and nine month periods ended June 30, 2017 and 2016.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2017:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,953	$378	$2,331
Commercial real estate	1,423	-	1,423
Multifamily	-	216	216
Construction	-	-	-
Land and land development	282	-	282
Commercial business	85	-	85
Consumer	97	-	97

Total	$3,840	$594	$4,434

The following table presents the recorded investment in nonperforming loans at September 30, 2016:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,752	$22	$1,774
Commercial real estate	1,606	-	1,606
Multifamily	-	-	-
Construction	-	-	-
Land and land development	241	-	241
Commercial business	136	-	136
Consumer	140	-	140

Total	$3,875	$22	$3,897

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at June 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,140	$1,134	$1,304	$4,578	$169,603	$174,181
Commercial real estate	144	-	105	249	255,369	255,618
Multifamily	-	-	216	216	18,498	18,714
Construction	-	-	-	-	33,163	33,163
Land and land development	-	-	282	282	9,047	9,329
Commercial business	10	-	-	10	52,784	52,794
Consumer	44	-	-	44	30,750	30,794

Total	$2,338	$1,134	$1,907	$5,379	$569,214	$574,593

The following table presents the aging of the recorded investment in past due loans at September 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,019	$860	$1,070	$3,949	$175,078	$179,027
Commercial real estate	367	-	94	461	217,255	217,716
Multifamily	-	-	-	-	18,452	18,452
Construction	-	-	-	-	30,306	30,306
Land and land development	-	-	241	241	10,923	11,164
Commercial business	40	-	42	82	42,065	42,147
Consumer	76	1	40	117	28,255	28,372

Total	$2,502	$861	$1,487	$4,850	$522,334	$527,184

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of June 30, 2017, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$167,238	$249,223	$16,180	$32,624	$9,015	$52,700	$30,632	$557,612
Special Mention	421	3,133	2,534	95	-	-	11	6,194
Substandard	6,380	3,262	-	444	314	94	149	10,643
Doubtful	142	-	-	-	-	-	2	144
Loss	-	-	-	-	-	-	-	-

Total	$174,181	$255,618	$18,714	$33,163	$9,329	$52,794	$30,794	$574,593

As of September 30, 2016, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$173,477	$211,247	$18,452	$30,206	$10,924	$41,986	$28,197	$514,489
Special Mention	459	-	-	100	-	25	-	584
Substandard	5,002	6,469	-	-	240	136	160	12,007
Doubtful	89	-	-	-	-	-	15	104
Loss	-	-	-	-	-	-	-	-

Total	$179,027	$217,716	$18,452	$30,306	$11,164	$42,147	$28,372	$527,184

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

The following table summarizes the Company’s recorded investment in TDRs at June 30, 2017 and September 30, 2016. There was no specific reserve included in the allowance for loan losses related to TDRs at June 30, 2017 and September 30, 2016.

	Accruing	Nonaccrual	Total
	(In thousands)
June 30, 2017:
Residential real estate	$2,636	$77	$2,713
Commercial real estate	4,041	1,318	5,359
Land and land development	32	-	32
Commercial business	113	85	198
Consumer	99	-	99
Total	$6,921	$1,480	$8,401

September 30, 2016:
Residential real estate	$2,590	$-	$2,590
Commercial real estate	4,692	1,512	6,204
Commercial business	95	120	215
Consumer	109	-	109
Total	$7,486	$1,632	$9,118

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three and nine month periods ended June 30, 2017 and 2016:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(In thousands)
Three Months Ended June 30, 2017:
Residential real estate	1	$21	$21
Commercial business	1	103	103
Total	2	$124	$124

Nine Months Ended June 30, 2017:
Residential real estate	2	$472	$474
Land and land development	1	31	32
Commercial business	1	103	103
Total	4	$606	$609

Three Months Ended June 30, 2016:
Commercial real estate	1	$94	$131
Commercial business	1	97	97
Total	2	$191	$228

Nine Months Ended June 30, 2016:
Residential real estate	5	$181	$247
Commercial real estate	1	94	131
Commercial business	3	186	216
Total	9	$461	$594

For the TDRs listed above, the terms of modification included deferral of contractual principal and interest payments, reduction of the stated interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

At June 30, 2017 and September 30, 2016, the Company had not committed to lend any additional amounts to customers with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the three and nine month periods ended June 30, 2017 and 2016. There was no specific allowance for loan losses related to TDRs modified during the three and nine month periods ended June 30, 2017 and 2016. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three and nine month periods ended June 30, 2017 and 2016, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

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

The unpaid principal balance of SBA loans serviced for others was $45.1 million, $13.6 million and $10.7 million at June 30, 2017, September 30, 2016 and June 30, 2016, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $1,000 and $45,000 for the three and nine month periods ended June 30, 2017, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $35,000 and $62,000 for the three and nine month periods ended June 30, 2016, respectively. Net servicing costs (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans of $41,000 and $110,000 for the three and nine month periods ended June 30, 2017, respectively, and $34,000 and $69,000 for the three and nine month periods ended June 30, 2016, respectively, are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three and nine month periods ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Balance, beginning of period	$783	$156	$310	$-
Servicing rights resulting from transfers of loans	274	126	781	282
Amortization	(31)	-	(65)	-
Change in valuation allowance	-	-	-	-

Balance, end of period	$1,026	$282	$1,026	$282

Residential mortgage loans originated for sale in the secondary market continue to be sold with servicing released.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Investment in Historic Tax Credit Entity

On October 15, 2014, the Bank entered into an agreement to participate in the rehabilitation of a certified historic structure located in Louisville, Kentucky with a regional commercial developer. As part of the agreement, the Bank committed to invest $4.2 million into a limited liability company organized in the state of Kentucky by the commercial developer, for which it received a 99% equity interest in the entity and will receive an allocation of 99% of the operating profit and losses and any historic tax credits generated by the entity. The tax credits initially expected to be allocated to the Bank include federal rehabilitation investment credits totaled $4.7 million available under Internal Revenue Code Section 47. Subsequently, during the quarter ended March 31, 2017, the estimate of tax credits increased to $5.0 million and the Company’s investment in equity increased to $4.5 million, or 90% of the anticipated credits to be received.

The Bank’s investment in the historic tax credit entity is accounted for using the equity method of accounting. In conjunction with receipts of certificates of occupancy for the project and estimates of historic tax credits to be received, the Company recognized losses in noninterest income of $4.3 million for the three months ended June 30, 2016 and $226,000 and $4.3 million for the nine months ended June 30, 2017 and 2016, respectively. The Company recorded historic tax credits in income tax (benefit) expense of $4.8 million for the quarter ended June 30, 2016 and $249,000 and $4.8 million in the nine months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, there were no unfunded capital contribution commitments. At September 30, 2016, the Bank’s remaining unfunded capital contribution commitment of $118,000 was included in other liabilities in the accompanying consolidated balance sheet.

5.	Deposits

Deposits at June 30, 2017 and September 30, 2016 consisted of the following:

	June 30,	September 30,
	2017	2016
	(In thousands)
Noninterest-bearing demand deposits	$95,558	$79,859
NOW accounts	183,596	145,816
Money market accounts	69,545	60,702
Savings accounts	90,627	83,911
Retail time deposits	121,667	127,691
Brokered time deposits	112,907	81,488

Total	$673,900	$579,467

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.       Supplemental Disclosure for Earnings Per Common Share

Earnings per common share information is presented below for the three and nine month periods ended June 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income	$2,443	$2,227	$6,974	$5,105
Less: Preferred stock dividends declared	-	-	-	(62)
Net income available to common shareholders	$2,443	$2,227	$6,974	$5,043
Shares:
Weighted average common shares outstanding	2,225,189	2,204,787	2,217,033	2,197,101

Net income per common share, basic	$1.10	$1.01	$3.15	$2.30

Diluted:
Earnings:
Net income available to common shareholders	$2,443	$2,227	$6,974	$5,043
Shares:
Weighted average common shares outstanding	2,225,189	2,204,787	2,217,033	2,197,101
Add: Dilutive effect of outstanding options	121,773	101,242	121,267	103,733
Add: Dilutive effect of restricted stock	4,777	-	2,388	-
Weighted average common shares outstanding as adjusted	2,351,739	2,306,029	2,340,688	2,300,834

Net income per common share, diluted	$1.04	$0.97	$2.98	$2.19

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

Stock options for 51,295 shares of common stock were excluded from the calculation of diluted net income per common share for the nine month period ended June 30, 2017, because their effect was antidilutive. No restricted stock awards were excluded from the calculation of diluted net income per common share for the nine month period ended June 30, 2017. No stock options or restricted stock awards were excluded from the calculation of diluted net income per common share for the three month periods ended June 30, 2017 and 2016 or the nine month period ended June 30, 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2017	2016
	(In thousands)
Cash payments for:
Interest	$3,140	$3,158
Taxes	301	793

Transfers from loans held for sale to loans	903	1,319

Transfers from loans to foreclosed real estate	163	566

Proceeds from sales of foreclosed real estate financed through loans	189	134

Noncash exercise of stock options	293	179

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2017 and September 30, 2016. The Company had no liabilities measured at fair value as of June 30, 2017 or September 30, 2016.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2017:
Assets Measured - Recurring Basis:
Trading account securities	$-	$5,819	$-	$5,819

Securities available for sale:
Agency mortgage-backed	$-	$39,340	$-	$39,340
Agency CMO	-	14,235	-	14,235
Privately issued CMO	-	2,059	-	2,059
Privately issued ABS	-	3,769	-	3,769
SBA certificates	-	1,050	-	1,050
Municipal	-	117,566	-	117,566
Total securities available for sale	$-	$178,019	$-	$178,019

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,400	$4,400
Commercial real estate	-	-	5,464	5,464
Land and land development	-	-	314	314
Commercial business	-	-	198	198
Consumer	-	-	194	194
Total impaired loans	$-	$-	$10,570	$10,570

Loans held for sale:
Residential mortgage loans held for sale	$-	$755	$-	$755
SBA loans held for sale	-	24,215	-	24,215
Total loans held for sale	$-	$24,970	$-	$24,970

Loan servicing rights	$-	$-	$1,026	$1,026

Other real estate owned, held for sale:
Residential real estate	$-	$-	$179	$179
Commercial real estate	-	-	167	167
Total other real estate owned	$-	$-	$346	$346

FIRST SAVINGS FINANCIAL GROUP, INC.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine month period ended June 30, 2017.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2017 and September 30, 2016, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the three month periods ended June 30, 2017 and 2016, the Company recognized provisions for loan losses of $139,000 and $3,000, respectively, for impaired loans. During the nine month periods ended June 30, 2017 and 2016, the Company recognized provisions for loan losses of $181,000 and $3,000, respectively, for impaired loans.

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

Loan Servicing Rights. Loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At June 30, 2017, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 8.41% to 12.93% with a weighted average of 11.41% and prepayment speed assumptions ranging from 3.34% to 8.78% with a weighted average rate of 6.81%. At September 30, 2016, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 8.54% to 14.46% with a weighted average of 12.27% and prepayment speed assumptions ranging from 4.25% to 8.71% with a weighted average rate of 6.75%. Impairment of the loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company did not recognize any impairment charges on loan servicing rights for the three and nine month periods ended June 30, 2017 and 2016.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At June 30, 2017, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 16.1% to 34.2% with a weighted average of 28.6%. At September 30, 2016, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 34.2% with a weighted average of 24.6%. The Company recognized charges of $3,000 and $13,000 to write-down other real estate owned to fair value for the three and nine months ended June 30, 2017, respectively. The Company recognized charges of $21,000 and $100,000 to write-down other real estate owned to fair value for the three and nine months ended June 30, 2016, respectively.

Transfers Between Categories. There were no transfers into or out of Level 3 financial assets for the three and nine month periods ended June 30, 2017 and 2016.

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

	Carrying	Fair Value Measurements Using:
June 30, 2017:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$10,926	$10,926	$-	$-
Interest-bearing deposits with banks	30,164	30,164	-	-
Interest-bearing time deposits	2,555	-	2,556	-
Trading account securities	5,819	-	5,819	-
Securities available for sale	178,019	-	178,019	-
Securities held to maturity	2,955	-	3,343	-

Loans, net	564,771	-	-	557,854

Residential mortgage loans held for sale	755	-	755	-
SBA loans held for sale	24,215	-	24,215	-
FRB and FHLB stock	6,936	n/a	n/a	n/a
Accrued interest receivable	3,508	-	3,508	-
Loan servicing rights (included in other assets)	1,026	-	-	1,026

Financial liabilities:
Deposits	673,900	-	-	674,560
Repurchase agreements	1,347	-	1,347	-
Borrowings from FHLB	100,000	-	99,766	-
Accrued interest payable	265	-	265	-
Advance payments by borrowers for taxes and insurance	992	-	992	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
September 30, 2016:	Amount	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and due from banks	$11,449	$11,449	$-	$-
Interest-bearing deposits with banks	17,893	17,893	-	-
Interest-bearing time deposits	3,100	-	3,114	-
Trading account securities	9,255	-	9,255	-
Securities available for sale	174,493	-	174,493	-
Securities held to maturity	3,166	-	3,654	-

Loans, net	518,611	-	-	522,560

Residential mortgage loans held for sale	384	-	384	-
SBA loans held for sale	5,087	-	5,087	-
FRB and FHLB stock	6,936	n/a	n/a	n/a
Accrued interest receivable	2,806	-	2,806	-
Loan servicing rights (included in other assets)	310	-	-	312

Financial liabilities:
Deposits	579,467	-	-	581,844
Short-term repurchase agreements	1,345	-	1,345	-
Borrowings from FHLB	121,633	-	123,794	-
Accrued interest payable	195	-	195	-
Advance payments by borrowers for taxes and insurance	1,014	-	1,014	-

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

FRB and FHLB Stock

It is not practical to determine the fair value of FRB and FHLB stock due to restrictions placed on transferability.

Loan Servicing Rights

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the nine month period ended June 30, 2016 amounted to $628,000. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan therefore no compensation expense was recognized for the three month periods ended June 30, 2017 and 2016 and the nine month period ended June 30, 2017. The ESOP trust held 161,987 and 172,870 shares of Company common stock at June 30, 2017 and September 30, 2016, respectively.

10.	Stock Based Compensation Plans

The Company maintains two equity incentive plans under which stock options and restricted stock have or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”) approved by the Company’s shareholders in February 2010 and the 2016 Equity Incentive Plan (“2016 Plan”) approved by the Company’s shareholders in February 2016. At June 30, 2017, all available awards had been granted under the 2010 Plan. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At June 30, 2017, 19,440 shares of the Company’s common stock were available for issuance under the 2016 Plan, consisting of 14,705 stock options and 4,735 shares of restricted stock.

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

The fair value of options granted during the nine month period ended June 30, 2017 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5 years
Weighted average fair value at grant date	$6.13

A summary of stock option activity as of June 30, 2017, and changes during the nine month period then ended is presented below.

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value
	(Dollars in thousands, except per share data)

Outstanding at October 1, 2016	187,050	$13.25
Granted	51,295	40.09
Exercised	(26,858)	13.25
Forfeited or expired	-	-

Outstanding at June 30, 2017	211,487	$19.76	4.5	$6,983
Vested and expected to vest	211,487	$19.76	4.5	$6,983
Exercisable at June 30, 2017	160,192	$13.25	2.9	$6,332

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The intrinsic value of stock options exercised during the nine month period ended June 30, 2017 was $860,000. The Company recognized compensation expense related to stock options of $16,000 and $39,000 for the three and nine month periods ended June 30, 2017. There was no compensation expense related to stock options recognized for the three and nine month periods ended June 30, 2016. At June 30, 2017, there was $275,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over the remaining vesting period of 4.39 years.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three and nine month periods ended June 30, 2017 was $35,000 and $87,000, respectively. There was no compensation expense related to restricted stock recognized for the three and nine month periods ended June 30, 2016.

A summary of the Company’s nonvested restricted shares activity as of June 30, 2017 and changes during the nine month period then ended is presented below.

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2016	-	-
Granted	17,265	$40.09
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2017	17,265	$40.09

There were no restricted shares vested during the nine month periods ended June 30, 2017 and 2016. At June 30, 2017 there was $606,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 4.39 years.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Holders of the Series A Preferred Stock were entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate in effect during the last fiscal year in which the Preferred Stock was outstanding was 1.0%.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company and the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer is 1.25% for 2017 and 0.625% for 2016. The Company and Bank met all capital adequacy requirements to which they are subject as of June 30, 2017 and September 30, 2016.

As of June 30, 2017, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk at either period.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2017:

Total capital (to risk-weighted assets):
Consolidated	$85,783	12.74%	$53,863	8.00%	N/A	N/A
Bank	81,996	12.19	53,791	8.00	$67,239	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	$77,788	11.55%	$40,397	6.00%	N/A	N/A
Bank	74,001	11.01	40,343	6.00	$53,791	8.00%

Common equity tier I capital (to risk-weighted assets):
Consolidated	$77,788	11.55%	$30,298	4.50%	N/A	N/A
Bank	74,001	11.01	30,258	4.50	$43,705	6.50%

Tier I capital (to average adjusted total assets):
Consolidated	$77,788	9.20%	$33,838	4.00%	N/A	N/A
Bank	74,001	8.77	33,743	4.00	$42,179	5.00%

As of September 30, 2016:

Total capital (to risk-weighted assets):
Consolidated	$72,227	11.82%	$48,874	8.00%	N/A	N/A
Bank	69,056	11.33	48,748	8.00	$60,934	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	$65,105	10.66%	$36,655	6.00%	N/A	N/A
Bank	61,934	10.16	36,561	6.00	$48,748	8.00%

Common equity tier I capital (to risk-weighted assets):
Consolidated	$65,105	10.66%	$27,491	4.50%	N/A	N/A
Bank	61,934	10.16	27,420	4.50	$39,607	6.50%

Tier I capital (to average adjusted total assets):
Consolidated	$65,105	8.43%	$30,881	4.00%	N/A	N/A
Bank	61,934	8.09	30,621	4.00	$38,277	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.	Recent Accounting Pronouncements

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

14.	Subsequent Event – Pending Acquisition

On July 21, 2017, the Company entered into a definitive agreement to acquire Dearmin Bancorp, Inc. (“Dearmin”) and its majority owned subsidiary, The First National Bank of Odon (“FNBO”) pursuant to which FNBO will be merged into the Bank. The all-cash transaction is valued at $10.6 million, subject to possible adjustment. The closing of the transaction is subject to certain customary conditions, including shareholder and regulatory approval. Closing is expected to occur in the fourth calendar quarter of 2017. As of June 30, 2017, FNBO had $99.2 million of assets, including net loans of $35.2 million and securities available for sale of $47.5 million.

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

Critical Accounting Policies

During the nine month period ended June 30, 2017, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2016.

Comparison of Financial Condition at June 30, 2017 and September 30, 2016

Cash and Cash Equivalents. Cash and cash equivalents increased $11.8 million from $29.3 million at September 30, 2016 to $41.1 million at June 30, 2017.

Loans. Net loans receivable increased $46.2 million, from $518.6 million at September 30, 2016 to $564.8 million at June 30, 2017, due primarily to increases in commercial real estate loans and commercial business loans of $37.4 million and $10.4 million, respectively, which more than offset a decrease in residential real estate loans of $4.7 million.

Loans Held for Sale. Loans held for sale increased $19.5 million, from $5.5 million at September 30, 2016 to $25.0 million at June 30, 2017, due to increases in residential mortgage loans held for sale of $371,000 and SBA loans held for sale of $19.1 million. The Company originated $55.5 million of SBA loans held for sale in the secondary market for the nine month period ended June 30, 2017 compared to $13.1 million in originations for the nine month period ended June 30, 2016, as management continues to focus on expanding the SBA lending program.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Trading Account Securities. Trading account securities decreased $3.5 million, from $9.3 million at September 30, 2016 to $5.8 million at June 30, 2017. Trading account securities are comprised of investment grade municipal bonds and the portfolio is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission.

Securities Available for Sale. Securities available for sale increased $3.5 million, from $174.5 million at September 30, 2016 to $178.0 million at June 30, 2017, due primarily to purchases of $26.4 million, which slightly offset decreases in net unrealized gains/losses on securities available for sale of $2.3 million, sales of $4.3 million, calls and maturities of $2.8 million and principal repayments of $13.0 million.

Securities Held to Maturity. Investment securities held to maturity decreased $211,000, from $3.2 million at September 30, 2016 to $3.0 million at June 30, 2017. There were no purchases of securities held to maturity, and partial calls and principal repayments on mortgage-backed securities and municipal obligations totaled $211,000 during the nine-month period ended June 30, 2017.

Deposits. Total deposits increased $94.4 million, from $579.5 million at September 30, 2016 to $673.9 million at June 30, 2017, due primarily to increases in interest-bearing deposit accounts and non-interest bearing demand deposit accounts of $78.7 million and $15.7 million, respectively. The increase interest-bearing deposit accounts is due primarily to increases in cash management accounts and brokered certificates of deposit of $25.1 million and $31.4 million, respectively, partially offset by a decrease in certificates of deposit of $6.0 million.

Borrowings. Borrowings from the FHLB decreased $21.6 million, from $121.6 million at September 30, 2016 to $100.0 million at June 30, 2017 due to a reduction in the Bank’s line of credit.

Stockholders’ Equity. Stockholders’ equity increased $4.7 million, from $86.6 million at September 30, 2016 to $91.3 million at June 30, 2017. The increase in stockholders’ equity is primarily due to retained net income of $6.0 million which was partially offset by a decrease in accumulated other comprehensive income of $1.5 million due a reduction in the unrealized gain on securities available for sale.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Overview. The Company reported net income and net income available to common shareholders of $2.4 million, or $1.04 per diluted common share, for the three month period ended June 30, 2017 compared to net income and net income available to common shareholders of $2.2 million, or $0.97 per diluted common share, for the three month period ended June 30, 2016. The annualized return on average assets, average equity and average common stockholders’ equity were 1.14%, 11.01% and 11.01%, respectively, for the three month period ended June 30, 2017. The annualized return on average assets, average equity and average common stockholders’ equity were 1.15%, 10.87% and 10.87%, respectively, for the three month period ended June 30, 2016.

Net Interest Income. Net interest income increased $1.2 million, or 19.4%, for the three month period ended June 30, 2017 as compared to the same period in 2016. Average interest-earning assets increased $96.8 million and average interest-bearing liabilities increased $59.9 million when comparing the two periods. The tax-equivalent net interest margin was 3.97% for 2017 compared to 3.78% for 2016.

Total interest income increased $1.2 million, or 16.7%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $96.8 million, from $703.5 million for 2016 to $800.3 million for 2017, and an increase in the average tax equivalent yield on interest-earning assets from 4.41% for 2016 to 4.54% for 2017. The majority of the increase in average interest-earning assets was attributable to loans which increased $91.4 million compared to 2016.

Total interest expense increased $17,000, or 1.5%, due to an increase in the average balance of interest-bearing liabilities of $59.9 million, from $603.4 million for 2016 to $663.3 million for 2017, which more than offset a decrease in the average cost of interest-bearing liabilities from 0.74% for 2016 to 0.68% for 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three month periods ended June 30, 2017 and 2016. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$23,901	$43	0.72%	$18,378	$22	0.48%
Loans	589,050	6,932	4.71	497,601	5,820	4.68
Investment securities	140,295	1,804	5.14	130,605	1,586	4.86
Agency mortgage-backed securities	40,135	218	2.17	50,020	259	2.07
Dividend income	6,936	79	4.56	6,936	77	4.44
Total interest-earning assets	800,317	9,076	4.54	703,540	7,764	4.41

Noninterest-earning assets	54,722			68,387
Total assets	$855,039			$771,927

Liabilities and equity:
NOW accounts	$174,904	$108	0.25%	$147,699	$75	0.20%
Money market deposit accounts	66,516	53	0.32	57,615	37	0.26
Savings accounts	90,962	16	0.07	82,211	15	0.07
Time deposits	211,832	512	0.97	207,399	563	1.09
Total interest-bearing deposits	544,214	689	0.51	494,924	690	0.56

Borrowings (1)	119,080	443	1.49	108,485	425	1.57
Total interest-bearing liabilities	663,294	1,132	0.68	603,409	1,115	0.74

Noninterest-bearing deposits	95,306			75,336
Other noninterest-bearing liabilities	7,661			11,201
Total liabilities	766,261			689,946

Total equity	88,778			81,981
Total liabilities and equity	$855,039			$771,927
Net interest income (taxable equivalent basis)		$7,944			$6,649
Less: taxable equivalent adjustment		(412)			(342)
Net interest income		$7,532			$6,307
Interest rate spread			3.86%			3.67%
Net interest margin			3.97%			3.78%
Average interest-earning assets to average interest-bearing liabilities			120.66%			116.59%

(1) Includes FHLB borrowings, federal funds purchased, repurchase agreements and other long term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended June 30, 2017 and 2016. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$13	$8	$21
Loans	37	1,075	1,112
Investment securities	95	123	218
Agency mortgage-backed securities	14	(55)	(41)
Dividend income	2	-	2
Total interest-earning assets	161	1,151	1,312

Interest expense:
Deposits	9	(10)	(1)
Borrowings (1)	(20)	38	18
Total interest-bearing liabilities	(11)	28	17
Net increase in net interest income (tax equivalent basis)	$172	$1,123	$1,295

(1) Includes FHLB borrowings, federal funds purchased, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses was $321,000 for the three month period ended June 30, 2017 compared to $303,000, for the same period in 2016. The increase in the provision for loans losses for 2017 as compared to the prior period was due primarily to growth in the loan portfolio.

The Company recognized net charge-offs of $44,000 for the three month period ended June 30, 2017 compared to net charge-offs of $85,000 for the same period in 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $4.7 million for the three month period ended June 30, 2017 as compared to the same period in 2016. The increase was due primarily to a $4.3 million impairment loss on a historic tax credit investment during the 2016 quarter that was not repeated in 2017 as well as an increase in net gain on sales of loans guaranteed by the U.S. Small Business Administration (“SBA”) of $515,000. The aforementioned increases in noninterest income were offset by decreases in real estate lease income and net gain on trading account securities of $170,000 and $101,000, respectively. The decrease in real estate lease income was due to the sale of the Company’s commercial real estate development in September 2016.

Noninterest Expense. Noninterest expenses increased $715,000 for the three month period ended June 30, 2017 as compared to the same period in 2016 primarily due to an increase in compensation and benefits of $622,000, which more than offset a decrease in data processing of $113,000. The increase in compensation and benefits was attributable to the addition of new employees to support the Company’s SBA lending activities as well as normal salary and benefits increases. The decrease in data processing was primarily due to new contracts signed in 2017, which resulted in lower monthly processing fees.

Income Tax Expense. The Company recognized income tax expense of $586,000 for the quarter ended June 30, 2017, for an effective tax rate of 19.3% as compared to income tax benefit of $4.4 million for the same period in 2016. The tax benefit for the 2016 quarter was due to the recognition of $4.8 million in historic tax credits during the period.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended June 30, 2017 and 2016

Overview. The Company reported net income and net income available to common shareholders of $7.0 million, or $2.98 per diluted common share, for the nine month period ended June 30, 2017 compared to net income of $5.1 million and net income available to common shareholders of $5.0 million, or $2.19 per diluted common share, for the nine month period ended June 30, 2016. The annualized return on average assets, average equity and average common stockholders’ equity were 1.12%, 10.70% and 10.70%, respectively, for the nine month period ended June 30, 2017. The annualized return on average assets, average equity and average common stockholders’ equity were 0.90%, 7.69% and 8.49%, respectively, for the nine month period ended June 30, 2016.

Net Interest Income. Net interest income increased $3.1 million, or 16.8%, for the nine month period ended June 30, 2017 as compared to the same period in 2016. Average interest-earning assets increased $83.4 million and average interest-bearing liabilities increased $59.8 million when comparing the two periods. The tax-equivalent net interest margin was 3.95% for 2017 compared to 3.78% for 2016.

Total interest income increased $3.2 million, or 14.7%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $83.4 million, from $688.8 million for 2016 to $772.2 million for 2017, and an increase in the average tax equivalent yield on interest-earning assets from 4.38% for 2016 to 4.50% for 2017. The average balance of loans increased $82.3 million for the nine month period ended June 30, 2017 as compared to the same period in 2016.

Total interest expense increased $75,000, or 2.4%, due to an increase in the average balance of interest-bearing liabilities of $59.8 million, from $583.5 million for 2016 to $643.3 million for 2017, which more than offset a decrease in the average cost of interest-bearing liabilities from 0.71% for 2016 to 0.66% for 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the nine month periods ended June 30, 2017 and 2016. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	Nine Months Ended June 30,
	2017			2016
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$23,633	$105	0.59%	$21,117	$84	0.53%
Loans	562,839	19,854	4.70	480,551	16,865	4.68
Investment securities	136,518	5,168	5.05	131,424	4,690	4.76
Agency mortgage-backed securities	42,251	678	2.14	48,922	777	2.12
Dividend income	6,936	235	4.52	6,833	231	4.51
Total interest-earning assets	772,177	26,040	4.50	688,847	22,647	4.38

Noninterest-earning assets	57,111			68,215
Total assets	$829,288			$757,062

Liabilities and equity:
NOW accounts	$167,121	$280	0.22%	$145,812	$226	0.21%
Money market deposit accounts	63,155	131	0.28	57,308	110	0.26
Savings accounts	87,805	46	0.07	79,013	41	0.07
Time deposits	209,393	1,473	0.94	196,179	1,492	1.01
Total interest-bearing deposits	527,474	1,930	0.49	478,312	1,869	0.52

Borrowings (1)	115,799	1,256	1.45	105,233	1,242	1.57
Total interest-bearing liabilities	643,273	3,186	0.66	583,545	3,111	0.71

Noninterest-bearing deposits	91,909			74,098
Other noninterest-bearing liabilities	7,206			10,920
Total liabilities	742,388			668,563

Total equity	86,900			88,499
Total liabilities and equity	$829,288			$757,062
Net interest income (taxable equivalent basis)		$22,854			$19,536
Less: taxable equivalent adjustment		(1,146)			(952)
Net interest income		$21,708			$18,584
Interest rate spread			3.84%			3.67%
Net interest margin			3.95%			3.78%
Average interest-earning assets to average interest-bearing liabilities			120.04%			118.05%

(1) Includes FHLB borrowings, federal funds purchased, repurchase agreements and other long-term debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the nine-month periods ended June 30, 2017 and 2016. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$11	$10	$21
Loans	73	2,916	2,989
Investment securities	292	186	478
Agency mortgage-backed securities	8	(107)	(99)
Dividend income	1	3	4
Total interest-earning assets	385	3,008	3,393

Interest expense:
Deposits	(77)	138	61
Borrowings (1)	(44)	58	14
Total interest-bearing liabilities	(121)	196	75
Net increase in net interest income (tax equivalent basis)	$506	$2,812	$3,318

(1) Includes FHLB borrowings, federal funds purchased, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses was $1.0 million for the nine month period ended June 30, 2017 compared to $428,000 for the same period in 2016. The increase in the provision for loans losses for 2017 as compared to the prior period was due primarily to growth in the loan portfolio. Loans increased approximately $46.7 million during the nine month period ended June 30, 2017 compared to an increase of approximately $37.4 million during the nine month period ended June 30, 2016.

The Company recognized net charge-offs of $129,000 for the nine month period ended June 30, 2017 compared to net charge-offs of $83,000 for the same period in 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $5.7 million for the nine month period ended June 30, 2017 as compared to 2016. The increase was due primarily to a $4.3 million impairment loss on a historic tax credit investment during the 2016 period as compared to $226,000 in 2017. Additionally, the Company recognized net gains on sales of SBA loans of $2.7 million in 2017 compared to $513,000 in 2016. The increases in noninterest income described above were partially offset by decreases in the net gain on trading account securities and real estate lease income of $600,000 and $496,000, respectively. The decrease in net gain on trading account securities was due to volatility in the municipal bond market during the nine months ended June 30, 2017. The decrease in real estate lease income was due to the sale of the Company’s commercial real estate development in September 2016.

Noninterest Expense. Noninterest expenses increased $1.2 million for the nine month period ended June 30, 2017 as compared to 2016. The increase was due primarily to increases in compensation and benefits of $1.5 million, which more than offset decreases in net (gain) loss on other real estate owned and data processing fees of $182,000 and $178,000, respectively. The increase in compensation and benefits expense was attributable to the addition of new employees to support the Company’s SBA lending activities as well as normal salary and benefits increases. The decrease in net (gain) loss on other real estate owned was due primarily to the recognition of previously deferred gains for properties sold and financed by the Company. The decrease in data processing was primarily due to new contracts signed in 2017, which resulted in a decrease in monthly processing fees.

Income Tax Expense. The Company recognized income tax expense of $1.7 million for the nine month period ended June 30, 2017, for an effective tax rate of 19.4%, as compared to income tax benefit of $3.5 million for the same period in 2016. The tax benefit for the 2016 period was due to the recognition of $4.8 million in historic tax credits during the period.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2017, the Bank had cash and cash equivalents of $41.1 million, trading account securities with a fair value of $5.8 million and securities available-for-sale with a fair value of $178.0 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2017, the Company (unconsolidated basis) had liquid assets of $1.6 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2017, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 8.77%, 11.01%, 11.01% and 12.19%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At June 30, 2017, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended June 30, 2017, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

	At June 30, 2017		At September, 2016
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)

300bp	$889	3.04%	$274	1.07%
200bp	626	2.14	219	0.85
100bp	312	1.07	165	0.65
Static	-	-	-	-
(100)bp	(695)	(2.38)	(668)	(2.61)

At June 30, 2017, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $312,000, or 1.07%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 2.14% and 3.04%, respectively. Conversely, an immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $695,000, or 2.38%, over a one year horizon compared to a flat interest rate scenario.

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

During the quarter ended June 30, 2017, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not purchase its common stock during the quarter ended June 30, 2017.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated August 14, 2017	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated August 14, 2017	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-64-