Form 10-K
period 2017-09-30
First Savings Financial Group Inc
filed 2017-12-14
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐
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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $85.8 million, based upon the closing price of $48.72 per share as quoted on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2017.

The number of shares outstanding of the registrant’s common stock as of December 1, 2017 was 2,243,139.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

General

First Savings Financial Group, Inc., an Indiana corporation, was incorporated in May 2008 and serves as the holding company for First Savings Bank (the “Bank” or “First Savings Bank”). First Savings Financial Group’s principal business activity is the ownership of the outstanding common stock of First Savings Bank. First Savings Financial Group does not own or lease any property but instead uses the premises, equipment and other property of First Savings Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. Accordingly, the information set forth in this annual report including the consolidated financial statements and related financial data contained herein, relates primarily to the Bank.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2017, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held approximately 14.59%, 2.70%, 36.55%, 80.50% and 16.16% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, may have greater resources.

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

While one to four family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis. We do not offer loans with negative amortization and generally do not offer interest-only loans.

We generally do not make conventional loans with loan-to-value ratios exceeding 80%, including that for non-owner occupied residential real estate loans whose loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding. Non-owner occupied loans originated before 2005, however, were generally originated with loan-to-value ratios up to 80%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance. However, the total balance of residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $16.2 million, of which some do not have private mortgage insurance or government guaranty. We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

At September 30, 2017, our largest one to four family residential loan had an outstanding balance of $1.5 million. This loan, which was originated in September 2016 and is secured by 12 duplexes containing 24 living units, was performing in accordance with its original terms at September 30, 2017.

Commercial Real Estate Loans. We offer fixed and adjustable-rate mortgage loans secured by commercial real estate. Our commercial real estate loans are generally secured by small to moderately-sized office, retail and industrial properties located in our primary market area and are typically made to small business owners and professionals such as attorneys and accountants.

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

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area. This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees. The terms of the loans are generally consistent with the aforementioned terms of in-market commercial real estate loans; however, these cannot exceed 70% loan-to-value and loan maturities cannot exceed the expiration of the underlying leases. In addition, the Company has established guidelines with respect to concentrations by state, lessee and industry of lessees as a percent of the overall loan portfolio, and as a percent of capital. The average size of these loans originated was $1.1 million and the portfolio balance was $134.4 million at September 30, 2017. Our largest such loan, which was originated in February 2017 and secured by a single-tenant commercial retail building, had an outstanding balance of $3.9 million at September 30, 2017 and was performing in accordance with its original terms at September 30, 2017.

At September 30, 2017, our largest commercial real estate loan had an outstanding balance of $9.1 million. This loan, which was originated in September 2016, is secured by a commercial real estate development formerly owned by the Company that includes one multi-tenant, two single-tenant, and two two-tenant retail buildings. It was performing in accordance with its original terms at September 30, 2017.

Construction Loans. We originate construction loans for one to four family homes and commercial properties such as small industrial buildings, warehouses, retail shops and office units. Construction loans are typically for a term of 12 months with monthly interest only payments. Except for speculative loans, discussed below, repayment of construction loans typically comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated. We originate construction loans to a limited group of well-established builders in our primary market area and we limit the number of projects with each builder. Interest rates on these loans are generally tied to the prime lending rate. Construction loans, other than land development loans, generally will not exceed the lesser of 80% of the appraised value or 90% of the direct costs, excluding items such as developer fees, operating deficits or other items that do not relate to the direct development of the project. Generally, commercial construction loans require the personal guarantee of the owners of the business. We also offer construction loans for the financing of pre-sold homes, which convert into permanent loans at the end of the construction period. Such loans generally have a six month construction period with interest only payments due monthly, followed by an automatic conversion to a 15 year to 30 year permanent loan with monthly payments of principal and interest. Occasionally, a construction loan to a builder of a speculative home will be converted to a permanent loan if the builder has not secured a buyer within a limited period of time after the completion of the home. We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.

We also originate speculative construction loans to builders who have not identified a buyer or lessee for the completed property at the time of origination. At September 30, 2017, we had approved commitments for speculative construction loans of $10.4 million, of which $4.1 million was outstanding. We require a maximum loan-to-value ratio of 80% for speculative construction loans. At September 30, 2017, our largest construction loan relationship was for a commitment of $11.3 million, of which $7.5 million was outstanding but 80% of this loan is participated to other financial institutions. This loan, which was originated in June 2016 and is secured by a national brand hotel, was performing in accordance with its original terms at September 30, 2017.

Land and Land Development Loans. On a limited basis, we originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions. Land development loans are generally interest-only loans for a term of 18 to 24 months. We generally require a maximum loan-to-value ratio of 75% of the appraisal market value upon completion of the project. We generally do not require any cash equity from the borrower if there is sufficient indicated equity in the collateral property. Development plats and cost verification documents are required from borrowers before approving and closing the loan. Our loan officers are required to personally visit the proposed development site and the sites of competing developments. We also originate loans to individuals secured by undeveloped land held for investment purposes. At September 30, 2017, our largest land development loan had an outstanding balance of $2.9 million. This loan, which was originated in April 2017, was performing in accordance with its original terms at September 30, 2017.

Multi-Family Real Estate Loans. We offer multi-family mortgage loans that are generally secured by properties in our primary market area. Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. At September 30, 2017, our largest multi-family mortgage loan had an outstanding balance of $3.7 million. This loan, which was originated in March 2017, was performing in accordance with its original terms at September 30, 2017.

Consumer Loans. Although we offer a variety of consumer loans, our consumer loan portfolio consists primarily of home equity loans, both fixed rate amortizing term loans with terms up to 15 years and adjustable rate lines of credit with interest rates equal to a margin above the prime lending rate. We also offer auto and truck loans, personal loans and small boat loans. Consumer loans typically have shorter maturities and higher interest rates than traditional one-to four-family lending. We typically do not make home equity loans with loan-to-value ratios exceeding 90%, including any first mortgage loan balance. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. At September 30, 2017, our largest consumer loan was a home equity line of credit with a commitment of $300,000, of which $300,000 was outstanding. This loan, which was originated in July 2017 and is secured by a first mortgage on a personal residence, was performing in accordance with its original terms at September 30, 2017.

Commercial Business Loans. We typically offer commercial business loans to small businesses located in our primary market area. Commercial business loans are generally secured by equipment and general business assets. Key loan terms and covenants vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors, and personal guarantees are typically required as part of the loan commitment. At September 30, 2017, our largest commercial business loan was for a commitment of $7.5 million, of which $6.8 million was outstanding but $2.5 million had been participated to other financial institutions. This loan, which was originated in September 2016 is made to a local hospital, was performing in accordance with its original terms at September 30, 2017.

Loan Underwriting Risks

Adjustable Rate Loans. While we anticipate that adjustable rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed rate mortgages, an increased monthly mortgage payment required of adjustable rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

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

Multi-Family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one to four family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In addition, some loans may contain covenants regarding ongoing cash flow coverage requirements. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

We have not historically sold whole loans, other than long term fixed rate residential mortgage loans that we originate, which we generally sell in the secondary market. We have not historically purchased whole loans; however, we acquired four brokered whole loans during the year ended September 30, 2012. The loans were purchased at an average of 90% of their principal balance and are secured by multi-family and retail shopping centers located in Indiana. At September 30, 2017, three of these loans remained outstanding with a total principal balance of $4.0 million and were performing in accordance with their original terms.

While we generally do not sell participation interests in loans originated by us or purchase participation interests in loans originated by other financial institutions in order to supplement our lending portfolio, we may sell or purchase participation interests in loans from time to time depending on various factors. At September 30, 2017, $38.0 million of loans included sold participation interests of $19.8 million, for a net position of $18.2 million outstanding in our portfolio. At September 30, 2017, acquired participation interests of loans from one lending relationship totaled $771,000 and this was our largest purchased participation interest with a single borrower. This loan, which was originated in January 2014 and is secured by a first mortgage on an industrial building, was performing in accordance with its original terms at September 30, 2017.

Beginning in April 2015, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in SBA lending in order to enhance the Company’s proficiency in SBA 7(a) program loan originations and sales. The Bank intends to continue hiring additional business development officers and appropriate supporting staff in order to grow this program, the borrowers and collateral for which are outside of our primary market area. The primary purpose of the program is to originate SBA 7(a) program loans and sell the amounts guaranteed by the SBA in the secondary market. The program is also designed to diversify the Company’s geographic and interest rate risk profile with respect to the retained unguaranteed amounts given the geographic dispersion of the loans and collateral, and their floating rate structure. The Company originated SBA loans with a total commitment of $91.3 million during the year end September 30, 2017. At September 30, 2017, $110.6 million of SBA loans included sold guaranteed portions of $61.2 million, for a net position of $49.4 million outstanding in our portfolio. The amount outstanding in the Bank’s portfolio at September 30, 2017 included $24.9 million in SBA loans held for sale, $7.6 million in the unguaranteed portion of SBA loans not yet sold and $17.8 million in the unguaranteed portion of SBA loans sold. All SBA loans held for sale were carried at the lower of cost or market value at September 30, 2017 and 2016.

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

Our SBA 7(a) program lending activities also follow underwriting standards and loan origination procedures established by our Board of Directors and management. Certain of our employees have been granted individual lending limits, which is $2.0 million for the aggregate loan balance, of which 75% or greater is guaranteed by the SBA. Generally, all SBA 7(a) program loan requests for lending relationships that exceed the individual officer lending limits require approval by the SBA Officer Loan Committee. The SBA Officer Loan Committee consists of the President, Chief Lending Officer, Chief of Credit Administration, Chief of SBA Lending, Senior SBA Lending Officer and a senior commercial lending officer. The aggregated lending relationships for the SBA 7(a) program may not exceed $5.0 million according to SBA guidelines and therefore no loan requests require approval by the Board of Directors given that the portion of SBA 7(a) program loans that are not guaranteed by the SBA may not exceed $1.25 million.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At September 30, 2017, our regulatory limit on loans to one borrower was $12.7 million. At that date, our largest lending relationship was for a commitment of $9.1 million, of which $9.1 million was outstanding, and was performing according to its original terms at that date.

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

At September 30, 2017, our investment portfolio consisted primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and a pass-through asset-backed security guaranteed by the SBA. We also have a managed brokerage account that invests in small and medium lot, investment grade municipal bonds and these securities are classified as trading account securities. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At September 30, 2017, trading account securities recorded at fair value totaled $7.2 million.

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

Personnel

As of September 30, 2017, we had 176 full-time employees and 25 part-time employees, none of whom is represented by a collective bargaining unit.

Subsidiaries

The Company has two wholly-owned subsidiaries, First Savings Bank and First Savings Insurance Risk Management, Inc. (the “Captive”). The Bank has three subsidiaries, Southern Indiana Financial Corporation, Q2 Business Capital, LLC, and First Savings Investments, Inc. The Captive, an insurance subsidiary of the Company formed during the fourth fiscal quarter of 2014, is a Nevada corporation that provides property and casualty insurance to the Company, the Bank and the Bank’s active subsidiaries. In addition, the Captive provides reinsurance to eight other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. Southern Indiana Financial Corporation is an independent insurance agency, offering various types of annuities and life insurance policies, but is currently inactive.

On April 25, 2017, the Bank formed Q2 Business Capital, LLC (“Q2”), which is an Indiana limited liability company that specializes in the origination and servicing of SBA loans. The Bank owns 51% of Q2 with the option to purchase the minority interest between July 1, 2020 and September 30, 2020. In accordance with Q2’s operating agreement, the Bank will be allocated the first $1.7 million of cumulative net income of Q2 with any additional profits and losses allocated 51% to the Bank and 49% to Q2’s minority members.

REGULATION AND SUPERVISION

General

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

Regulation of First Savings Bank

Business Activities. The activities of Indiana banks, such as First Savings Bank, are governed by Indiana and federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which banks may engage

Federal law generally limits the activities as principal and equity investments of FDIC insured state banks to those permitted for national banks. Activities as principal of state bank subsidiaries are also limited to those permitted for subsidiaries of national banks, absent regulatory approval for a particular subsidiary activity. In addition, federal law limits the authority of Federal Reserve System member banks, such as First Savings Bank, to purchase investment securities. Generally, such authority is limited to investment securities permissible for national banks, which includes investment grade, marketable debt obligations. Certain activities, such as the establishment of new branches and mergers and acquisitions, require the prior approval of both the INDFI and the FRB.

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

Capital Requirements. Federal regulations require FDIC insured depository institutions, including state chartered Federal Reserve System member banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8% and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015.

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

As of September 30, 2017, First Savings Bank met all applicable capital adequacy requirements.

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

Insurance of Deposit Accounts. First Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Currently, deposit insurance per account owner is $250,000. Under the FDIC’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain specified adjustments. The assessment rates (inclusive of adjustments) currently range from two and one half to 45 basis points of total capital less tangible assets, depending upon the particular institution’s risk category. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

Assessments. Indiana banks are required to pay assessments to the INDFI to fund the agency’s operations. The assessments paid to the INDFI by First Savings Bank for the fiscal year ended September 30, 2017 totaled $54,000.

Federal Home Loan Bank System. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. First Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. First Savings Bank was in compliance with this requirement with an investment in FHLB capital stock at September 30, 2017 of $6.0 million.

Federal Reserve Board System. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). As of September 30, 2017 and through the date of filing, First Savings Bank was in compliance with this requirement.

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate. For the Company’s tax year ended September 30, 2017, Indiana imposed a 7.0% franchise tax based on a financial institution’s adjusted gross income as defined by statute. The Indiana franchise tax rate will be reduced to 6.5%, 6.5%, 6.25%, 6.0%, 5.5%, 5.0% and 4.9% for the Company’s tax years ending September 30, 2018, 2019, 2020, 2021, 2022, 2023, and 2024 and years thereafter, respectively. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed.

Our state income tax returns have not been audited during the last five years.

Item 1A.	RISK FACTORS

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2017, $28.8 million, or 16.8% of our residential mortgage loan portfolio and 4.7% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At September 30, 2017, we had nine non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $8.5 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At September 30, 2017, nonperforming non-owner occupied residential loans amounted to $63,000. Non-owner occupied residential properties held as real estate owned amounted to $189,000 at September 30, 2017. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2017, $325.8 million, or 52.6%, of our loan portfolio consisted of commercial real estate loans and commercial business loans. Subject to market conditions, we intend to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At September 30, 2017, nonperforming commercial business loans and nonperforming commercial real estate loans totaled $81,000 and $1.3 million, respectively. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At September 30, 2017, $68.7 million, or 11.1% of our loan portfolio consisted of construction loans, and land and land development loans, and $10.4 million, or 12.3% of the construction loan portfolio (excluding portions participated to other financial institutions), consisted of speculative construction loans at that date. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans. These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would adversely affect our earnings. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

If an other-than-temporary-impairment is recorded in connection with our investment portfolio it could have a significant negative impact on our profitability.

Our investment portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, and privately-issued collateralized mortgage obligations and asset-backed securities. We must evaluate these securities for other-than-temporary impairment loss (“OTTI”) on a periodic basis. The privately-issued collateralized mortgage obligations and asset-backed securities exhibit signs of weakness, which may necessitate an OTTI charge in the future should the financial condition of the pools deteriorate further. Any future OTTI charges could have a significant adverse effect our earnings.

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

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income. At September 30, 2017, approximately $247.3 million, or 39.9% of the total loan portfolio, consisted of fixed rate mortgage loans. This investment in fixed-rate mortgage loans exposes the Company to increased levels of interest rate risk.

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

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could have a significant negative impact on our profitability.

Goodwill represents the amount of consideration exchanged over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  At September 30, 2017, our goodwill totaled $7.9 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Strong competition within our primary market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2017, which is the most recent date for which data is available from the FDIC, we held approximately 14.59%, 2.70%, 36.55%, 80.50% and 16.16% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

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

The Dodd-Frank Act has created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions including the implementation of more stringent capital adequacy rules. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or collateral for loans. Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

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

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2017 or that we will be able to pay future dividends at all.

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

As of December 1, 2017, our directors, executive officers, and their related entities and persons currently beneficially own, in the aggregate, approximately 13.3% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our directors, executive officers, and their related entities and persons, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in this Report.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of September 30, 2017.

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

The Bank owns two former branch office locations that have been closed and the operations of which were consolidated into existing branch office operations. The property located in Floyds Knobs, Indiana is utilized by the Bank as an operation center. The property located in Milltown, Indiana, is valued at $70,000 and is included in “other real estate owned, held for sale” at September 30, 2017 on the balance sheet of the Consolidated Financial Statements beginning on page F-1 of this annual report.

The Company owned a 4.077 acre parcel of land in New Albany, Indiana, which was developed by FFCC. The retail development included over 36,000 square feet of leasable class-A retail space and included the Bank’s New Albany branch office location. The retail development was sold September 29, 2016, at which time a 10-year lease with several renewal options for the branch office location was executed between the Bank and the buyer.

The Company purchased an 8.097 acre parcel of land in Jeffersonville, Indiana, in July 2013 upon which it may locate a new main office and subsequently divest of additional unused acreage in future years. However, there were no formal plans as of September 30, 2017 to proceed with a new main office location or divestiture of the additional acreage. This land, with a carrying value of approximately $1.7 million, was included in “premises and equipment” at September 30, 2017 on the balance sheet of the Consolidated Financial Statements beginning on page F-1 of this annual report.

The Company also rents additional office space and equipment under operating lease agreements that expire at different dates through May 2021. See Note 19 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the Company’s operating leases.

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol “FSFG.” As of December 1, 2017, the Company had approximately 240 holders of record and 2,243,139 shares of common stock outstanding. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 23 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company.

The following table provides quarterly market price and dividend information per common share for the fiscal years ended September 30, 2017 and 2016 as reported by NASDAQ.

	High	Low		Market price
	Sale	Sale	Dividends	end of period
2017:
Fourth Quarter	$55.50	$51.27	$0.14	$53.40
Third Quarter	58.97	48.16	0.14	52.78
Second Quarter	50.73	44.10	0.14	48.72
First Quarter	48.49	35.16	0.13	47.00

2016:
Fourth Quarter	$36.20	$34.54	$0.13	$36.16
Third Quarter	36.30	32.80	0.13	34.54
Second Quarter	36.00	32.50	0.13	33.98
First Quarter	36.98	33.89	0.12	36.43

The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future.

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2017:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2017 through July 31, 2017	—	—	—	67,201
August 1, 2017 through August 31, 2017	—	—	—	67,201
September 1, 2017 through September 30, 2017	—	—	—	67,201
Total	—	—	—	67,201

(1)	On November 16, 2012, the Company announced that its Board of Directors authorized a stock repurchase program to acquire up to 230,217 shares, or 10.0% of the Company’s outstanding common stock. Under the program, which has no expiration date, repurchases are to be conducted through open market purchases or privately negotiated transactions, and are to be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. Repurchased shares will be held in treasury.

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2017 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	197,529	$20.15	19,940

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	197,529	$20.15	19,940

In December 2015 the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”), which the Company’s shareholders approved in February 2016. The 2016 Plan provides for the award of stock options and restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. As of September 30, 2017, grants outstanding under the 2016 plan included 17,265 restricted shares, 42,895 incentive stock options and 7,900 non-statutory stock options to directors, officers and key employees. The restricted shares and stock options granted will vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

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

	At September 30,
(In thousands)	2017	2016	2015	2014	2013
Financial Condition Data:
Total assets	$891,133	$796,516	$749,946	$713,129	$660,455
Cash and cash equivalents	34,259	29,342	24,994	20,330	20,815
Trading account securities	7,175	9,255	9,044	5,319	3,210
Securities available-for-sale	178,099	174,493	178,328	184,697	164,167
Securities held-to-maturity	2,878	3,166	4,620	5,419	6,417
Loans, net	586,456	518,611	457,112	433,876	408,375
Deposits	669,382	579,467	533,297	533,194	477,726
Borrowings from FHLB	118,065	121,633	104,867	79,548	89,348
Other borrowings	1,348	1,345	5,974	6,150	6,308
Stockholders’ equity	93,115	86,580	94,357	87,080	82,253

	For the Year Ended September 30,
(In thousands)	2017	2016	2015	2014	2013
Operating Data:
Interest income	$33,917	$29,456	$27,987	$27,494	$27,175
Interest expense	4,457	4,167	3,778	3,555	3,936
Net interest income	29,460	25,289	24,209	23,939	23,239
Provision for loan losses	1,301	637	859	1,246	1,858
Net interest income after provision for loan losses	28,159	24,652	23,350	22,693	21,381
Noninterest income	8,625	3,372	5,976	5,046	4,258
Noninterest expense	24,951	22,435	20,999	20,272	19,132
Income before income taxes	11,833	5,589	8,327	7,467	6,507
Income tax expense (benefit)	2,520	(2,322)	1,576	2,077	1,811
Net income	9,313	7,911	6,751	5,390	4,696
Less: Preferred stock dividends declared	-	62	171	171	171
Net income available to common shareholders	$9,313	$7,849	$6,580	$5,219	$4,525

	For the Year Ended September 30,
	2017	2016	2015	2014	2013
Per Share Data:
Net income per common share, basic	$4.20	$3.57	$3.07	$2.46	$2.09
Net income per common share, diluted	3.97	3.41	2.93	2.34	1.99
Dividends per common share	0.55	0.51	0.47	0.43	0.70

	At or For the Year Ended September 30,
	2017	2016	2015	2014	2013
Performance Ratios:
Return on average assets	1.10%	1.03%	0.93%	0.78%	0.72%

Return on average equity	10.56	9.04	7.43	6.38	5.63

Return on average common stockholders’ equity	10.56	9.73	9.16	8.01	7.09

Interest rate spread (1)	3.84	3.71	3.74	3.86	3.98

Net interest margin (2)	3.95	3.81	3.84	3.93	4.09

Other expenses to average assets	2.96	2.93	2.88	2.92	2.94

Efficiency ratio (3)	65.13	68.20	69.57	69.94	69.58

Average interest-earning assets to average interest-bearing liabilities	120.21	117.86	116.90	114.66	115.27

Dividend payout ratio	13.20	14.03	14.74	16.96	33.48

Average equity to average assets	10.45	11.45	12.47	12.17	12.81

Capital Ratios (4):
Total capital (to risk-weighted assets):
Consolidated	12.69%	11.82%	16.21%	N/A	N/A
Bank	12.22	11.33	13.13	14.87%	17.04%

Tier 1 capital (to risk-weighted assets):
Consolidated	11.53	10.66	14.96	N/A	N/A
Bank	11.05	10.16	11.88	13.62	15.78

Common equity Tier 1 capital (to risk-weighted assets):
Consolidated	11.53	10.66	14.96	N/A	N/A
Bank	11.05	10.16	11.88	N/A	N/A

Tier 1 capital (to average adjusted total assets):
Consolidated	9.14	8.43	11.01	N/A	N/A
Bank	8.79	8.09	8.67	9.14	10.36

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(3)	Represents other expenses divided by the sum of net interest income and other income. The efficiency ratios for 2017 and 2016 exclude the loss on tax credit investment of $226,000 and $4.2 million, respectively. This is a non-GAAP financial measure that management believes is useful to investors in understanding the Company’s performance.
(4)	First Savings Financial Group was not subject to the regulatory capital requirements until its conversion from a savings and loan holding company to a bank holding company in December 2014. Therefore, the capital amounts and ratios presented for the years ended September 30, 2014 and 2013 are for the Bank only.

	At or For the Year Ended September 30,
	2017	2016	2015	2014	2013
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.36%	1.35%	1.43%	1.42%	1.34%

Allowance for loan losses as a percent of nonperforming loans	206.64	182.76	150.37	145.96	61.15

Net charge-offs to average outstanding loans during the period	0.06	0.03	0.11	0.12	0.30

Nonperforming loans as a percent of total loans	0.66	0.74	0.95	0.97	2.19

Nonperforming assets as a percent of total assets	1.33	1.49	1.75	1.79	2.39

Other Data:
Number of full service branch offices	14	14	14	15	15
Number of deposit accounts	33,594	33,407	33,430	34,049	34,788
Number of loans	5,679	5,409	5,373	5,482	5,663

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, data processing expenses, professional service fees, federal deposit insurance premiums, advertising, net losses on foreclosed real estate and other miscellaneous expenses. Salaries and employee benefits consist primarily of: salaries and wages paid to our employees; payroll taxes; and expenses for health insurance, retirement plans and other employee benefits. We also recognize annual employee compensation expenses related to the equity incentive plan as the equity incentive awards vest. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years. Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans. Professional fees expense represents the fees we pay to third parties for legal, accounting, investment advisory and other consulting services. Federal deposit insurance premiums are payments we make to the FDIC to insure of our deposit accounts. Other expenses include expenses for office supplies, postage, telephone, insurance, regulatory assessments and other miscellaneous operating expenses.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. During the year ended September 30, 2017, the Company changed from using a 36-month historical loss period as the basis for the general component of its allowance for loan losses to a 60-month historical loss period due to the Company’s loss history and changes in the composition of the loan portfolio. Other than the change from a 36-month loss period to a 60-month loss period, there were no substantive changes to the Company’s methodology or assumptions used to estimate the allowance for loan losses during the year ended September 30, 2017 compared to prior years.

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

Balance Sheet Analysis

Cash and Cash Equivalents. At September 30, 2017 and 2016, cash and cash equivalents totaled $34.3 million and $29.3 million, respectively. The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but interest-bearing.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one to four family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans. To a lesser extent, we originate various consumer loans including home equity lines of credit.

At September 30, 2017, residential mortgage loans totaled $171.9 million, or 27.7% of total loans, compared to $178.4 million, or 32.2% of total loans at September 30, 2016. Total residential mortgage loan balances decreased in 2017 primarily due to repayments and refinancings that were sold in the secondary market. We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 25-year and 30-year fixed rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income. Management intends to continue offering short-term adjustable rate residential mortgage loans and generally sell long-term fixed rate mortgage loans in the secondary market with servicing released.

Commercial real estate loans totaled $273.1 million, or 44.1% of total loans at September 30, 2017, compared to $217.4 million, or 39.3% of total loans at September 30, 2016. The balance of commercial real estate loans has increased primarily due to the previously discussed lending program that is focused on loans secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national brand retailers, the borrowers and collateral properties for which are outside of our primary market area. Management continues to focus on pursuing nonresidential loan opportunities in order to further diversify the loan portfolio.

Multi-family real estate loans totaled $21.1 million, or 3.4% of total loans at September 30, 2017, compared to $18.4 million, or 3.3% of total loans at September 30, 2016. These loans are primarily secured by apartment buildings and other multi-tenant developments in our primary market area.

Residential construction loans totaled $29.1 million, or 4.7% of total loans at September 30, 2017, of which $10.4 million were speculative construction loans. At September 30, 2016, residential construction loans totaled $24.3 million, or 4.4% of total loans, of which $10.6 million were speculative loans. The increase in residential construction loans is due primarily to the continuing recovery of the housing market.

Commercial construction loans totaled $29.9 million, or 4.8% of total loans, at September 30, 2017 compared to $33.7 million, or 6.1% of total loans at September 30, 2016. The decrease is due primarily to a decrease in originations of commercial construction during the year.

Land and land development loans totaled $9.7 million, or 1.6% of total loans at September 30, 2017, compared to $11.1 million, or 2.0% of total loans at September 30, 2016. These loans are primarily secured by vacant lots to be improved for residential and nonresidential development, and farmland.

Commercial business loans totaled $52.7 million, or 8.5% of total loans, at September 30, 2017 compared to $42.0 million, or 7.6% of total loans, at September 30, 2016. The increase is due primarily to the increase of commercial business lending opportunities in our primary market area. Management continues to focus on pursuing commercial business loan opportunities in order to further diversify the loan portfolio.

Consumer loans totaled $32.3 million, or 5.2% of total loans, at September 30, 2017 compared to $28.3 million, or 5.1% of total loans, at September 30, 2016. In general, organic consumer loans including automobile loans, home equity lines of credit, unsecured loans and loans secured by deposits, has only slightly increased due to pay-downs, payoffs, charge-offs and management’s decision to focus on other lending opportunities with less inherent credit risk. Home equity lines of credit increased $1.6 million, or 7.3%, automobile loans increased $2.2 million, or 45.3%, and other consumer loans increased $221,000, or 10.5%, from September 30, 2016 to September 30, 2017.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$171,863	27.73%	$178,364	32.22%	$181,873	37.70%	$182,743	40.94%	$184,390	44.10%
Commercial	273,106	44.06	217,378	39.27	172,995	35.86	153,896	34.48	117,782	28.17
Multi-family	21,121	3.41	18,431	3.32	21,647	4.49	21,286	4.77	26,759	6.40
Residential construction	29,074	4.69	24,275	4.39	19,723	4.08	14,528	3.25	12,537	3.00
Commercial construction	29,882	4.82	33,685	6.09	15,548	3.22	8,354	1.87	6,730	1.61
Land and land development	9,733	1.57	11,137	2.01	11,061	2.29	11,290	2.53	11,396	2.73
Total	534,779	86.28	483,270	87.30	422,847	87.64	392,097	87.84	359,594	86.01

Commercial business	52,724	8.51	41,967	7.58	32,574	6.75	28,448	6.37	31,627	7.56

Consumer:
Home equity lines of credit	22,939	3.70	21,370	3.86	19,423	4.03	17,903	4.01	17,133	4.10
Auto loans	7,057	1.14	4,858	0.88	5,452	1.13	5,619	1.26	6,519	1.56
Other	2,323	0.37	2,102	0.38	2,159	0.45	2,320	0.52	3,266	0.77
Total	32,319	5.21	28,330	5.12	27,034	5.61	25,842	5.79	26,918	6.43

Gross loans	619,822	100.00%	553,567	100.00%	482,455	100.00%	446,387	100.00%	418,139	100.00%
Undisbursed portion of construction loans	(25,483)		(27,623)		(18,599)		(6,271)		(4,389)
Principal loan balance	594,339		525,944		463,856		440,116		413,750

Deferred loan origination fees and costs, net	209		(211)		(120)		10		163
Allowance for loan losses	(8,092)		(7,122)		(6,624)		(6,250)		(5,538)
Loans, net	$586,456		$518,611		$457,112		$433,876		$408,375

Loan Maturity

The following table sets forth certain information at September 30, 2017 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At September 30, 2017
(In thousands)	Residential Real Estate (1)	Commercial Real Estate (2)	Construction (3)	Commercial Business	Consumer	Total Loans
Amounts due in:
One year or less	$13,429	$40,653	$58,956	$21,358	$6,112	$140,508
More than one year to five years	35,299	103,522	-	19,767	14,145	172,733
More than five years	144,256	138,664	-	11,599	12,062	306,581
Total	$192,984	$282,839	$58,956	$52,724	$32,319	$619,822

(1)       Includes multi-family loans.

(2)       Includes farmland and land and land development loans.

(3)       Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2017 that are due after September 30, 2018, and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$77,020	$102,535	$179,555
Commercial real estate (2)	96,188	145,998	242,186
Commercial business	18,998	12,368	31,366
Consumer	6,583	19,624	26,207
Total	$198,789	$280,525	$479,314

(1)       Includes multi-family loans.

(2)       Includes farmland and land and land development loans.

Trading Account Securities. Our trading account securities represent an investment in a managed brokerage account that invests in small and medium lot, investment grade municipal bonds. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At September 30, 2017 and 2016, trading account securities recorded at fair value totaled $7.2 million and $9.3 million, respectively.

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and a pass-through asset-backed security guaranteed by the SBA. Available for sale securities increased by $3.6 million, from $174.5 million at September 30, 2016 to $178.1 million at September 30, 2017, due primarily to purchases of $32.0 million, which more than offset maturities and calls of $3.7 million, sales of $4.3 million and principal repayments of $17.0 million and a decrease in unrealized gains of $2.8 million.

Securities Held to Maturity. Our held to maturity securities portfolio consists of mortgage-backed securities issued by government sponsored enterprises and municipal bonds. Held to maturity securities decreased by $288,000 from September 30, 2016 to September 30, 2017, due primarily to maturities and principal repayments.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2017		2016		2015
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Agency bonds and notes	$-	$-	$1,024	$1,032	$5,564	$5,582
Agency mortgage-backed securities	36,439	36,736	46,376	47,405	47,418	48,278
Agency CMO	14,605	14,576	16,053	16,095	18,943	19,014
Privately-issued CMO	1,825	2,001	2,359	2,652	3,005	3,470
Privately-issued asset-backed	2,691	3,448	3,675	4,532	4,820	6,109
SBA certificates	913	912	1,220	1,227	1,472	1,480
Municipal	115,193	120,426	94,567	101,550	90,380	94,395
Total	$171,666	$178,099	$165,274	$174,493	$171,602	$178,328

Securities held to maturity:
Agency mortgage-backed securities	$179	$195	$260	$283	$345	$376
Municipal	2,699	3,111	2,906	3,371	4,275	4,815
Total	$2,878	$3,306	$3,166	$3,654	$4,620	$5,191

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2017. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 34%. Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available for sale:

Agency mortgage-backed securities	$–	–%	$7,760	1.87%	$10,284	2.02%	$18,692	2.99%	$36,736	2.49%
Agency CMO	109	1.66	2,554	1.85	2,306	2.23	9,607	2.07	14,576	2.05
Privately-issued CMO	–	–	–	–	–	–	2,001	8.40	2,001	8.40
Privately-issued ABS	–	–	–	–	–	–	3,448	15.22	3,448	15.22
SBA certificates	–	–	–	–	912	2.35	–	–	912	2.35
Municipal	1,096	6.25	13,976	4.11	27,634	4.98	77,720	4.71	120,426	4.72
Total	$1,205	5.84%	$24,290	3.16%	$41,136	4.02%	$111,468	4.59%	$178,099	4.27%

Securities held to maturity:

Agency mortgage-backed securities	$–	–%	$–	–%	$–	–%	$179	4.66%	$179	4.66%
Municipal	227	6.82	995	6.87	1,028	6.88	449	6.63	2,699	6.83
Total	$227	6.82%	$995	6.87%	$1,028	6.88%	$628	6.06%	$2,878	6.69%

As of September 30, 2017, we did not own any investment securities of a single issuer that had an aggregate book value in excess of 10% of the Company’s stockholders’ equity at that date, other than securities and obligations issued by U.S. government agencies and sponsored enterprises.

Deposits. Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments. Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and time deposits. Deposits increased $89.9 million from $579.5 million at September 30, 2016 to $669.4 million at September 30, 2017. The Bank recognized increases in time deposits of $20.7 million, interest-bearing checking accounts of $36.3 million, noninterest-bearing checking accounts of $16.4 million, money market deposit accounts of $10.1 million and savings accounts of $6.4 million when comparing the two years. Brokered certificates of deposit totaled $106.9 million at September 30, 2017 compared to $81.5 million at September 30, 2016. We have continued to promote relationship oriented deposit accounts but at times also utilize brokered certificates of deposit as a lower cost alternative to retail time deposits. In addition, we have continued to develop and promote cash management services including sweep accounts and remote deposit capture in order to increase the level of commercial deposit accounts. We believe that the development and promotion of these products has made us more competitive in attracting commercial deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2017	2016	2015
Non-interest-bearing demand deposits	$96,283	$79,859	$71,184
NOW accounts	182,068	145,816	136,670
Money market accounts	70,775	60,702	57,008
Savings accounts	90,360	83,911	74,539
Time deposits	229,896	209,179	193,896
Total	$669,382	$579,467	$533,297

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2017. Jumbo certificates of deposit require minimum deposits of $100,000.

(In thousands)	Amount
Three months or less	$5,512
Over three through six months	4,677
Over six through twelve months	10,462
Over twelve months	21,571
Total	$42,222

Borrowings. We use borrowings from the FHLB consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments. We also utilize retail repurchase agreements as a source of borrowings.

The following table sets forth certain information regarding the Bank’s use of FHLB borrowings.

	Year Ended September 30,
(Dollars in thousands)	2017	2016	2015
Maximum amount of FHLB borrowings outstanding at any month-end during period	$122,089	$121,633	$119,085
Average FHLB borrowings outstanding during period	110,952	100,894	94,413
Weighted average interest rate during period	1.50%	1.50%	1.24%
Balance outstanding at end of period	$118,065	$121,633	$104,867
Weighted average interest rate at end of period	1.54%	1.50%	1.48%

The outstanding balance of borrowings from the FHLB decreased $3.5 million, from $121.6 million at September 30, 2016 to $118.1 million at September 30, 2017. FHLB borrowings are primarily used to fund loan demand and to purchase available for sale securities.

The following table sets forth certain information regarding the Bank’s use of borrowings under retail repurchase agreements.

	Year Ended September 30,
(Dollars in thousands)	2017	2016	2015
Maximum amount of retail repurchase agreements outstanding at any month-end during period	$1,348	$1,345	$1,342
Average retail repurchase agreements outstanding during period	1,346	1,343	1,340
Weighted average interest rate during period	0.25%	0.25%	0.25%
Balance outstanding at end of period	$1,348	$1,345	$1,342
Weighted average interest rate at end of period	0.25%	0.25%	0.25%

Stockholders’ Equity. Stockholders’ equity increased $6.5 million, from $86.6 million at September 30, 2016 to $93.1 million at September 30, 2017. The increase is due to an increase in retained net income of $8.1 million during the year ended September 30, 2017.

Results of Operations for the Years Ended September 30, 2017, 2016 and 2015

Overview. The Company reported net income and net income available to common shareholders of $9.3 million ($3.97 per common share diluted) for the year ended September 30, 2017, compared to net income of $7.9 million and net income available to common shareholders of $7.8 million ($3.41 per common share diluted) for the year ended September 30, 2016. The increase in net income and net income available to common shareholders was due to increases in net interest income of $4.2 million and noninterest income of $5.3 million offset by increases in provision for loan losses of $664,000, noninterest expense of $2.5 million, and income tax expense of $4.8 million.

Net income and net income available to common shareholders increased to $7.9 million and $7.8 million ($3.41 per common share diluted) for the year ended September 30, 2016, respectively, compared to net income of $6.8 million and net income available to common shareholders of $6.6 million ($2.93 per common share diluted) for the year ended September 30, 2015. During the year ended September 30, 2016, the Company recognized a $4.7 million historic structure rehabilitation tax credit related to its equity investment in a community-based economic development (“CBED”) project, which resulted in a net tax benefit of $2.3 million for the year. As a result of the recognition of the tax credit, the Company also recognized a $4.2 million impairment loss in noninterest income during the year ended September 30, 2016 related to the equity investment in the CBED project. The net impact of the tax benefit and the impairment loss was a $332,000 increase in net income for the year ended September 30, 2016. During the year ended September 30, 2016, the Company also recognized $2.0 million in other income related to the gain on sale of its commercial real estate development in New Albany, Indiana (“Wesley Commons”).

Net Interest Income. For the year ended September 30, 2017, net interest income increased $4.2 million or 16.5%, as compared to 2016, primarily as the result of an increase in the average balance of interest earning assets and an increase in the interest rate spread from 2016 to 2017. The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, increased from 3.71% for 2016 to 3.84% for 2017 due primarily to an increase in the average balance of interest-bearing assets from $696.6 million for 2016 to $786.7 million for 2017 and a decrease in the average cost of interest-bearing liabilities from 0.70% for 2016 to 0.68% for 2017. For the year ended September 30, 2016, net interest income increased $1.1 million or 4.5% as compared 2015, primarily as the result of an increase in the average balance of interest earning assets from 2015 to 2016, which more than offset a decrease in the interest rate spread from 2015 to 2016. The interest rate spread decreased from 3.74% for 2015 to 3.71% for 2016 due primarily to an increase in the average balance of interest-bearing liabilities from $565.9 million for 2015 to $591.1 million for 2016, and an increase in the average cost of interest-bearing liabilities from 0.67% for 2015 to 0.70% for 2016.

For the year ended September 30, 2017, total interest income increased $4.5 million, or 15.1%, as compared to 2016. The increase in total interest income is due primarily to an increase in the average balance of interest earning assets of $90.0 million, from $696.6 million for 2016 to $786.6 million for 2017, and the average tax-equivalent yield on interest-earning assets increased from 4.41% for 2016 to 4.52% for 2017. The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $86.3 million and interest-bearing deposits with banks of $4.4 million. For the year ended September 30, 2016, total interest income increased $1.5 million, or 5.2%, from $28.0 million for the year ended September 30, 2015 to $29.5 million for the year ended September 30, 2016. The increase in total interest income is due primarily to an increase in the average balance of interest earning assets of $35.0 million, from $661.6 million for 2015 to $696.6 million for 2016, with the average tax-equivalent yield on interest-earning assets of 4.41% for both 2015 and 2016. The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $36.3 million and interest-bearing deposits with banks of $4.5 million.

Interest income on loans increased $4.2 million, or 18.4%, from $22.9 million for 2016 to $27.1 million for 2017, due primarily to an increase in the average balance of loans outstanding of $86.3 million, from $488.7 million for 2016 to $575.0 million, and an increase in the average tax-equivalent yield on loans from 4.70% for 2016 to 4.73% for 2017. In 2016, interest income on loans increased $1.5 million, or 6.7%, from $21.4 million for 2015 to $22.9 million for 2016, due primarily to an increase in the average balance of loans outstanding of $36.3 million, from $452.4 million for 2015 to $488.7 million for 2016, which more than offset the change in loan interest income due to a decrease in the average tax-equivalent yield on loans from 4.76% for 2015 to 4.70% for 2016. The increase in the average balance of loans outstanding for both 2017 and 2016 is due primarily to an increase in commercial real estate mortgage loans, as a result of the previously discussed lending program that is focused on loans secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area.

Interest income on investment securities increased $166,000, or 2.7%, from $6.2 million for 2016 to $6.3 million for 2017, despite a decrease in the average balance of investment securities of $682,000, from $179.6 million for 2016 to $178.9 million for 2017, due to an increase in the average tax-equivalent yield on investment securities. In 2016, interest income on investment securities decreased $36,000, or 0.6%, totaling $6.2 million for both 2015 and 2016, due primarily to a decrease in the average balance of investment securities of $5.6 million, from $185.2 million for 2015 to $179.6 million for 2016, which more than offset the increase in the average tax-equivalent yield on investment securities. The increase in the average tax-equivalent yield on investment securities for both 2017 and 2016 was due primarily to an increased investment in municipal bonds, which generally provide a higher rate of interest than securities issued by U.S. government agencies and sponsored enterprises.

Total interest expense increased $290,000, or 6.9%, due primarily to an increase in the average balance of interest-bearing liabilities of $63.3 million, from $591.1 million for 2016 to $654.4 million for 2017, which more than offset a decrease in the average cost of funds from 0.70% for 2016 to 0.68% for 2017. The average balance of interest-bearing deposits increased $55.7 million, or 11.5%, from $484.2 million for 2016 to $539.9 million for 2017, and the average cost of funds for deposits was 0.51% for both 2016 and 2017. The average balance of borrowings increased $7.5 million, or 7.1%, from $106.9 million for 2016 to $114.4 million for 2017, and the average cost of funds for borrowings was 1.57% for 2016 compared to 1.48% for 2017. In 2016, total interest expense increased $389,000, or 10.3%, due primarily to an increase in the average balance of interest-bearing liabilities of $25.2 million, from $565.9 million for 2015 to $591.1 million for 2016, and an increase in the average cost of funds from 0.67% for 2015 to 0.70% for 2016. The average balance of interest-bearing deposits increased $18.8 million, or 4.0%, from $465.4 million for 2015 to $484.2 million for 2016, and the average cost of funds for deposits was 0.52% for 2015 compared to 0.51% for 2016. The average balance of borrowings increased $6.4 million, or 6.4%, from $100.5 million for 2015 to $106.9 million for 2016, and the average cost of funds for borrowings was 1.34% for 2015 compared to 1.57% for 2016.

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

	Year Ended September 30,
	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits with banks	$25,835	$184	0.71%	$21,481	$109	0.51%	$16,971	$48	0.28%
Loans	574,957	27,188	4.73	488,702	22,955	4.70	452,426	21,526	4.76
Investment securities	137,756	6,993	5.08	130,947	6,346	4.85	135,819	6,235	4.59
Mortgage-backed securities	41,167	886	2.15	48,658	1,018	2.09	49,381	1,038	2.10
FRB and FHLB stock	6,936	313	4.51	6,859	310	4.52	6,976	303	4.34
Total interest-earning assets	786,651	35,564	4.52	696,647	30,738	4.41	661,573	29,150	4.41

Non-interest-earning assets	56,520			67,843			66,898
Total assets	$843,171			$764,490			$728,471

Liabilities and equity:
NOW accounts	$171,831	$404	0.24	$147,851	$306	0.21	$127,265	$242	0.19
Money market deposit accounts	65,016	199	0.31	57,857	148	0.26	66,153	206	0.31
Savings accounts	88,418	63	0.07	80,001	57	0.07	72,320	47	0.06
Time deposits	214,673	2,096	0.98	198,522	1,979	1.00	199,694	1,932	0.97
Total interest-bearing deposits	539,938	2,762	0.51	484,231	2,490	0.51	465,432	2,427	0.52

Borrowings (1)	114,436	1,695	1.48	106,852	1,677	1.57	100,480	1,351	1.34
Total interest-bearing liabilities	654,374	4,457	0.68	591,083	4,167	0.70	565,912	3,778	0.67

Non-interest-bearing deposits	93,083			75,368			62,008
Other non-interest-bearing liabilities	7,563			10,491			9,699
Total liabilities	755,020			676,942			637,619

Total equity	88,151			87,548			90,852
Total liabilities and equity	$843,171			$764,490			$728,471
Net interest income (taxable equivalent basis		31,107			26,571			25,372
Less: taxable equivalent adjustment		(1,647)			(1,282)			(1,163)
Net interest income		$29,460			$25,289			$24,209
Interest rate spread			3.84%			3.71%			3.74%
Net interest margin			3.95			3.81			3.84
Average interest-earning assets to average interest-bearing liabilities			120.21			117.86			116.90

(1)	Includes FHLB borrowings, repurchase agreements and other long-term debt.

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

	Year Ended September 30, 2017 Compared to Year Ended September 30, 2016			Year Ended September 30, 2016 Compared to Year Ended September 30, 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$25	$50	$75	$15	$46	$61
Loans	4,086	147	4,233	1,695	(266)	1,429
Investment securities	338	309	647	(193)	304	111
Mortgage-backed securities	(162)	30	(132)	(15)	(5)	(20)
Other interest-earning assets	5	(2)	3	(4)	11	7
Total interest-earning assets	4,292	534	4,826	1,498	90	1,588

Interest expense:
Deposits	272	-	272	121	(58)	63
Borrowings (1)	89	(71)	18	88	238	326
Total interest-bearing liabilities	361	(71)	290	209	180	389
Net increase (decrease) in net interest income (taxable equivalent basis)	$3,931	$605	$4,536	$1,289	$(90)	$1,199

(1)	Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses increased $664,000, or 104.2%, from $637,000 for the year ended September 30, 2016 to $1.3 million for the year ended September 30, 2017 due primarily to an increase in the gross loan portfolio of $66.2 million. Net charge-offs in 2017 were $331,000 compared to $139,000 for 2016 and nonperforming loans increased $19,000 to $3.9 million at September 30, 2017. In 2016, the provision for loan losses decreased $222,000, or 25.8%, from $859,000 for the year ended September 30, 2015 to $637,000 for the year ended September 30, 2016 as the gross loan portfolio increased $71.1 million, from $482.5 million at September 30, 2015 to $553.6 million at September 30, 2016. Net charge-offs in 2016 were $139,000 compared to $485,000 for 2015 and nonperforming loans decreased $508,000 from $4.4 million at September 30, 2015 to $3.9 million at September 30, 2016. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses for 2017 consistent with the growth in the commercial real estate mortgage loan portfolio. See “Analysis of Nonperforming and Classified Assets” included herein. It is management’s assessment that the allowance for loan losses at September 30, 2017 was adequate and appropriately reflected the probable incurred losses in the Bank’s loan portfolio at that date.

Noninterest Income. Noninterest income increased $5.4 million, or 155.8%, from $3.4 million for the year ended September 30, 2016 to $8.6 million for the year ended September 30, 2017. The increase was due primarily to a $4.2 million impairment loss on a historic tax credit investment during the year ended September 30, 2016 compared to a $226,000 loss in 2017, as well as an increase in net gain on sales of loans guaranteed by the SBA of $3.5 million. The total net gain on sales of loans guaranteed by the SBA was $4.2 million for the year ended September 30, 2017 as compared to $715,000 for the year ended September 30, 2016. The aforementioned increases in noninterest income were offset by decreases in the net gain on sale of real estate development and net gain on trading account securities of $1.9 million and $548,000, respectively. The decrease in the net gain on sale of real estate development is due to the sale of the Company’s commercial real estate development in September 2016. The net gain on trading account securities was $200,000 for the year ended September 30, 2017 as compared to $748,000 for the year ended September 30, 2016. In 2016, noninterest income decreased $2.6 million, or 43.6%, from $6.0 million for the year ended September 30, 2015 to $3.4 million for the year ended September 30, 2016. The decrease was due primarily to the aforementioned $4.2 million impairment loss on the CBED project investment in 2016, a $105,000 decrease in service charges on deposit accounts, a $139,000 decrease in real estate lease income and an $831,000 gain on life insurance policies in 2015, which more than offset increases in net gain on sale of premises and equipment, net gain on sale of real estate development, net gain on sale of loans, and net gain on trading account securities of $168,000, $1.9 million, $321,000 and $308,000, respectively. The increases in net gain on sale of premises and equipment and net gain on sale of real estate development are due primarily to the aforementioned $2.0 million gain on sale of Wesley Commons in September 2016. The increase in net gain on sale of loans is due primarily to the sale of loans guaranteed by the SBA.

Noninterest Expense. Noninterest expenses increased $2.6 million, or 11.2%, from $22.4 million for the year ended September 30, 2016 to $25.0 million for the year ended September 30, 2017. The increase was due primarily to an increase in compensation and benefits of $2.2 million, which more than offset a decrease in data processing of $230,000. The increase in compensation and benefits was attributable to the addition of new employees to support the Company’s SBA lending activities as well as normal salary and benefits increases. The decrease in data processing was primarily due to new contracts signed in 2017, which resulted in a decrease in monthly processing fees. In 2016, noninterest expenses increased $1.4 million, or 6.8%, from $21.0 million for the year ended September 30, 2015 to $22.4 million for the year ended September 30, 2016. The increase was due primarily to increases in compensation and benefits and data processing expenses of $1.0 million and $197,000, respectively. The increase in compensation and benefits expense is due primarily to increased staffing as a result of the Company’s enhanced focus on its SBA lending activities, and normal salary, wage and benefits increases, which more than offset a decrease in ESOP compensation expense. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and, as a result, no ESOP compensation expense was recognized during the remainder of the 2016 fiscal year. The increase in data processing expense is due primarily to the replacement of customer magnetic strip debit cards with EMV chip debit cards and data processing expense related to SBA lending activities.

Income Tax Expense. The Company recognized an income tax expense of $2.5 million for the year ended September 30, 2017, compared to income tax benefit of $2.3 million for the year ended September 30, 2016 and income tax expense of $1.6 million for the year ended September 30, 2015. The effective tax rate was 21.3% and 18.9%, for the years ended September 30, 2017 and 2015, respectively. The tax benefit for 2016 was due to the aforementioned recognition of the $4.7 million tax credit as a result of the CBED project investment.

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

Analysis of Nonperforming and Classified Assets. We consider nonaccrual loans, troubled debt restructurings (“TDRs”), repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are first applied to the outstanding principal balance.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired it is recorded at its fair market value less estimated costs to sell at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be TDRs. The Bank had 35 TDRs totaling $7.0 million, which were performing according to their terms and on accrual status, as of September 30, 2017.

	At September 30,
(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans	$3,823	$3,875	$4,153	$3,804	$8,893
Accruing loans past due 90 days or more	93	22	252	478	164
Total nonperforming loans	3,916	3,897	4,405	4,282	9,057
Performing TDRs	7,041	7,486	8,090	7,537	5,930
Real estate owned	852	519	618	953	799
Other nonperforming assets	–	–	–	12	2
Total nonperforming assets	$11,809	$11,902	$13,113	$12,784	$15,788

Total nonperforming loans to total loans	0.66%	0.74%	0.95%	0.97%	2.19%
Total nonperforming loans to total assets	0.44	0.49	0.59	0.60	1.37
Total nonperforming assets to total assets	1.33	1.49	1.75	1.79	2.39

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

At September 30, 2017, the Company held fifteen privately-issued CMO and ABS securities with an aggregate carrying value of $1.8 million and fair value of $2.4 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies. Based on an independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO or ABS portfolios. At September 30, 2016, the Company held seventeen privately-issued CMO and ABS securities with an aggregate carrying value of $2.0 million and fair value of $2.8 million that had been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

Analysis and Determination of the Allowance for Loan Losses.

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of a specific allowance for impaired loans and a general allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.

Specific Allowance for Impaired Loans. We consider loans classified as substandard or doubtful and TDRs to be impaired and establish a specific allowance when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2017			2016			2015
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$252	3.11%	27.73%	$335	4.70%	32.22%	$444	6.70%	37.70%
Commercial real estate	5,739	70.92	44.06	5,160	72.46	39.27	4,327	65.32	35.86
Multi-family	106	1.31	3.41	109	1.53	3.32	156	2.36	4.49
Construction	810	10.01	9.51	845	11.86	10.48	551	8.32	7.30
Land and land development	223	2.76	1.57	295	4.14	2.01	369	5.57	2.29
Commercial business	839	10.37	8.51	284	3.99	7.58	678	10.24	6.75
Consumer	123	1.52	5.21	94	1.32	5.12	99	1.49	5.61
Total allowance for loan losses	$8,092	100.00%	100.00%	$7,122	100.00%	100.00%	$6,624	100.00%	100.00%

	At September 30,
	2014			2013
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$577	9.23%	40.94%	$780	14.08%	44.10%
Commercial real estate	3,808	60.93	34.48	2,826	51.03	28.17
Multi-family	146	2.34	4.77	249	4.50	6.40
Construction	443	7.09	5.12	229	4.14	4.61
Land and land development	302	4.83	2.53	299	5.40	2.73
Commercial business	795	12.72	6.37	907	16.38	7.56
Consumer	179	2.86	5.79	248	4.47	6.43
Total allowance for loan losses	$6,250	100.00%	100.00%	$5,538	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2017	2016	2015	2014	2013
Allowance for loan losses at beginning of period	$7,122	$6,624	$6,250	$5,538	$4,906
Provision for loan losses	1,301	637	859	1,246	1,858
Charge offs:
Residential real estate	169	207	283	278	284
Commercial real estate	–	–	40	224	11
Multi-family	–	–	–	–	–
Construction	–	–	–	–	–
Land and land development	–	–	–	–	–
Commercial business	200	10	126	234	1,013
Consumer	116	108	144	136	111
Total charge-offs	485	325	593	872	1,419

Recoveries:
Residential real estate	71	115	41	28	65
Commercial real estate	10	–	–	219	25
Multi-family	–	–	–	–	–
Land and land development	–	–	–	–	–
Construction	–	–	–	–	–
Commercial business	17	1	1	–	41
Consumer	56	70	66	91	62
Total recoveries	154	186	108	338	193
Net charge-offs	331	139	485	534	1,226

Allowance for loan losses at end of period	$8,092	$7,122	$6,624	$6,250	$5,538

Allowance for loan losses to nonperforming loans	206.64%	182.76%	150.37%	145.96%	61.15%
Allowance for loan losses to total loans outstanding at the end of the period	1.36	1.35	1.43	1.42	1.34
Net charge-offs to average loans outstanding during the period	0.06	0.03	0.11	0.12	0.30

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2017 and 2016 financial information.

	At September 30, 2017		At September 30, 2016
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$319	1.04%	$274	1.07%
200bp	332	1.08	219	0.85
100bp	155	0.51	165	0.65
Static	-	-	-	-
(100)bp	(463)	(1.51)	(668)	(2.61)

At September 30, 2017, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $155,000 or 0.51% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 1.08% and 1.04%, respectively. Conversely, an immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $463,000, or 1.51%, over a one year horizon compared to a flat interest rate scenario.

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to our base case scenario, based on September 30, 2017 and 2016 financial information.

	At September 30, 2017
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$128,282	$(11,951)	(8.52)%	16.20%	33	bp
200bp	135,642	(4,591)	(3.27)	16.48	61	bp
100bp	140,196	(37)	(0.03)	16.41	54	bp
Static	140,233	-	-	15.87	-	bp
(100)bp	132,724	(7,509)	(5.35)	14.66	(121	)bp

	At September 30, 2016
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$122,285	$(1,520)	(1.23)%	16.86%	148	bp
200bp	127,900	4,095	3.31	16.94	156	bp
100bp	129,094	5,289	4.27	16.50	112	bp
Static	123,805	-	-	15.38	-	bp
(100)bp	108,223	(15,582)	(12.59)	13.29	(209	)bp

The previous table indicates that at September 30, 2017, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point increase and/or 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at September 30, 2017 comprised approximately 39.9% of the loan portfolio.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $34.3 million. Securities classified as trading and available-for-sale, amounting to $7.2 million and $178.1 million, respectively, at September 30, 2017, provide additional sources of liquidity. At September 30, 2017, we had the ability to borrow a total of approximately $133.1 million from the FHLB, of which $118.1 million was borrowed and outstanding. In addition, we had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at September 30, 2017. We also had a second federal funds line of credit facility with another financial institution from which we had the ability to borrow an additional $15 million. The Bank had no outstanding federal funds purchased under either facility at September 30, 2017.

At September 30, 2017, the Bank had $124.1 million in commitments to extend credit outstanding. Time deposits due within one year of September 30, 2017 totaled $134.9 million, or 58.7% of time deposits. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing time deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2018. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2017, the Company had liquid assets of $1.3 million on a stand-alone, unconsolidated basis.

The following tables present certain of our contractual obligations as of September 30, 2017.

		Payments due by period
(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Deferred director fee agreements	$1,330	$122	$182	$135	$891
Deferred compensation agreements	80	–	–	–	80
Operating lease obligations	1,205	227	324	226	428
Repurchase agreements	1,348	1,348	–	–	–
FHLB borrowings	118,065	28,065	40,000	20,000	30,000
Total	$122,028	$29,762	$40,506	$20,361	$31,399

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2017, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement.”

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

For the year ended September 30, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017, utilizing the framework established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2017 is effective.

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

(c)	Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”).

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
3.2	Articles of Amendment to the Articles of Incorporation for the Series A Preferred Stock (2)
3.3	Bylaws of First Savings Financial Group, Inc. (1)
4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
10.1	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Larry W. Myers, dated October 7, 2009* (3)
10.2	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and John P. Lawson, Jr., dated October 7, 2009* (3)
10.3	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Anthony A. Schoen, dated October 7, 2009* (3)
10.4	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Samuel E. Eckart, dated October 7, 2009* (3)
10.5	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (4)
10.6	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (4)
10.7	Agreement and plan of Reorganization dated July 21, 2017 (2)
10.8	Amended and Restated Director Deferred Compensation Agreement* (1)
21.0	Subsidiaries of the Registrant
23.0	Consent of Monroe Shine & Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-151636), as amended, initially filed with the Securities and Exchange Commission on June 13, 2008.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017.
(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 14, 2017	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer	December 14, 2017
Larry W. Myers	and Director
(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	December 14, 2017
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John P. Lawson, Jr.	Chief Operating Officer and Director	December 14, 2017
John P. Lawson, Jr.

/s/ Samuel E. Eckart	Director	December 14, 2017
Samuel E. Eckart

/s/ Cecile A. Blau	Director	December 14, 2017
Cecile A. Blau

/s/ Martin A. Padgett	Director	December 14, 2017
Martin A. Padgett

/s/ Michael F. Ludden	Director	December 14, 2017
Michael F. Ludden

/s/ Douglas A. York	Director	December 14, 2017
Douglas A. York

/s/ L. Chris Fordyce	Director	December 14, 2017
L. Chris Fordyce

/s/ Frank N. Czeschin	Director	December 14, 2017
Frank N. Czeschin

/s/ John E. Colin	Director	December 14, 2017
John E. Colin

/s/ Pamela Bennett-Martin	Director	December 14, 2017
Pamela Bennett-Martin

FIRST SAVINGS FINANCIAL GROUP, INC.

CLARKSVILLE, INDIANA

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED

SEPTEMBER 30, 2017, 2016 AND 2015

FIRST SAVINGS FINANCIAL GROUP, INC.

Management’s Report on Internal Control Over Financial Reporting

The management of First Savings Financial Group, Inc. (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The system of internal control over financial reporting as it relates to the consolidated financial statements is evaluated for effectiveness by management. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed First Savings Financial Group, Inc.’s system of internal control over financial reporting as of September 30, 2017, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of September 30, 2017, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework.”

Monroe Shine & Co., Inc., independent registered public accounting firm, has issued an audit report dated December 14, 2017 on the Company’s internal control over financial reporting.

/s/ Larry W. Myers	/s/ Anthony A. Schoen
Larry W. Myers	Anthony A. Schoen
President and	Chief Financial Officer
Chief Executive Officer

December 14, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Savings Financial Group, Inc.

Clarksville, Indiana

We have audited the accompanying consolidated balance sheets of First Savings Financial Group, Inc. (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2017. We also have audited First Savings Financial Group, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Savings Financial Group, Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Savings Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

New Albany, Indiana

December 14, 2017

Monroe Shine & Co., Inc. ♦ Certified Public Accountants and Business Consultants

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 AND 2016

(In thousands, except share and per share data)	2017	2016

ASSETS
Cash and due from banks	$11,017	$11,449
Interest-bearing deposits with banks	23,242	17,893
Total cash and cash equivalents	34,259	29,342

Interest-bearing time deposits	2,435	3,100
Trading account securities, at fair value	7,175	9,255
Securities available for sale, at fair value	178,099	174,493
Securities held to maturity	2,878	3,166

Loans held for sale, residential mortgage	727	384
Loans held for sale, Small Business Administration	24,908	5,087
Loans, net of allowance for loan losses of $8,092 and $7,122	586,456	518,611

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	6,936	6,936
Premises and equipment	11,270	11,674
Other real estate owned, held for sale	852	519
Accrued interest receivable:
Loans	1,907	1,451
Securities	1,491	1,355
Cash surrender value of life insurance	18,297	18,214
Goodwill	7,936	7,936
Core deposit intangibles	693	1,037
Other assets	4,814	3,956

Total Assets	$891,133	$796,516

LIABILITIES
Deposits:
Noninterest-bearing	$96,283	$79,859
Interest-bearing	573,099	499,608
Total deposits	669,382	579,467

Repurchase agreements	1,348	1,345
Borrowings from Federal Home Loan Bank	118,065	121,633
Accrued interest payable	283	195
Advance payments by borrowers for taxes and insurance	1,212	1,014
Accrued expenses and other liabilities	7,728	6,282
Total Liabilities	798,018	709,936

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,559,307 shares (2,542,042 at September 30, 2016); outstanding 2,242,454 shares (2,204,787 shares at September 30, 2016)	25	25
Additional paid-in capital	27,798	27,182
Retained earnings - substantially restricted	67,583	59,499
Accumulated other comprehensive income	4,158	5,944
Unearned stock compensation	(571)	-
Less treasury stock, at cost - 316,853 shares (337,255 shares at September 30, 2016)	(5,878)	(6,070)
Total Stockholders' Equity	93,115	86,580

Total Liabilities and Stockholders' Equity	$891,133	$796,516

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2017, 2016 AND 2015

(In thousands, except share and per share data)	2017	2016	2015

INTEREST INCOME
Loans, including fees	$27,093	$22,876	$21,439
Securities:
Taxable	3,315	3,691	3,971
Tax-exempt	3,012	2,470	2,226
Dividend income	313	310	303
Interest-bearing deposits with banks	184	109	48
Total interest income	33,917	29,456	27,987

INTEREST EXPENSE
Deposits	2,762	2,490	2,427
Federal funds purchased	23	1	-
Repurchase agreements	3	3	3
Borrowings from Federal Home Loan Bank	1,669	1,512	1,172
Loans payable	-	161	176
Total interest expense	4,457	4,167	3,778

Net interest income	29,460	25,289	24,209
Provision for loan losses	1,301	637	859

Net interest income after provision for loan losses	28,159	24,652	23,350

NONINTEREST INCOME
Service charges on deposit accounts	1,355	1,221	1,326
Net gain on sales of available for sale securities	30	-	-
Net gain on trading account securities	200	748	440
Net gain on sales of loans, residential mortgage	530	430	411
Net gain on sales of loans, Small Business Administration	4,204	715	413
Increase in cash surrender value of life insurance	433	448	479
Gain on life insurance	189	-	831
Commission income	379	369	373
Real estate lease income	-	489	628
Net gain on sale of premises and equipment	38	168	-
Net gain on sale of real estate development	-	1,862	-
Loss on tax credit investment	(226)	(4,236)	-
Other income	1,493	1,158	1,075
Total noninterest income	8,625	3,372	5,976

NONINTEREST EXPENSE
Compensation and benefits	15,089	12,858	11,809
Occupancy and equipment	2,788	2,698	2,622
Data processing	1,357	1,587	1,390
Advertising	538	545	530
Professional fees	1,527	1,259	1,172
FDIC insurance premiums	490	502	460
Net (gain) loss on other real estate owned	(113)	28	1
Other operating expenses	3,275	2,958	3,015
Total noninterest expense	24,951	22,435	20,999
Income before income taxes	11,833	5,589	8,327
Income tax (benefit) expense	2,520	(2,322)	1,576
Net Income	$9,313	$7,911	$6,751

Preferred stock dividends declared	-	62	171
Net Income Available to Common Shareholders	$9,313	$7,849	$6,580

Net income per common share:
Basic	$4.20	$3.57	$3.07
Diluted	$3.97	$3.41	$2.93

Weighted average common shares outstanding:
Basic	2,219,088	2,200,258	2,140,632
Diluted	2,346,008	2,303,628	2,247,966

Dividends per common share	$0.55	$0.51	$0.47

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED SEPTEMBER 30, 2017, 2016 AND 2015

(In thousands)	2017	2016	2015

Net Income	$9,313	$7,911	$6,751

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(2,743)	2,631	549
Income tax benefit (expense)	977	(897)	(192)
Net of tax amount	(1,766)	1,734	357

Less: reclassification adjustment for realized gains included in net income	(30)	-	-
Income tax expense	10	-	-
Net of tax amount	(20)	-	-

Other Comprehensive Income (Loss)	(1,786)	1,734	357

Comprehensive Income	$7,527	$9,645	$7,108

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2017, 2016 AND 2015

				Accumulated	Unearned
				Other	Stock
	Common	Additional	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	and ESOP	Stock	Total

Balances at October 1, 2014	$25	$43,199	$47,175	$3,853	$(699)	$(6,473)	$87,080
Net income	-	-	6,751	-	-	-	6,751
Other comprehensive income	-	-	-	357	-	-	357
Preferred stock dividends	-	-	(171)	-	-	-	(171)
Common stock dividends ($0.47 per share)	-	-	(995)	-	-	-	(995)
Stock compensation expense	-	243	-	-	162	-	405
Shares released by ESOP trust	-	563	-	-	340	-	903
Stock options exercises - 20,972 shares	-	(89)	-	-	-	367	278
Purchase of 9,274 treasury shares	-	-	-	-	-	(251)	(251)

Balances at September 30, 2015	$25	$43,916	$52,760	$4,210	$(197)	$(6,357)	$94,357
Net income	-	-	7,911	-	-	-	7,911
Other comprehensive income	-	-	-	1,734	-	-	1,734
Preferred stock dividends	-	-	(62)	-	-	-	(62)
Common stock dividends ($0.51 per share)	-	-	(1,110)	-	-	-	(1,110)
Shares released by ESOP trust	-	504	-	-	197	-	701
Stock options exercises - 26,210 shares	-	(118)	-	-	-	466	348
Redemption of preferred stock - 17,120 shares	-	(17,120)	-	-	-	-	(17,120)
Purchase of 4,933 treasury shares	-	-	-	-	-	(179)	(179)

Balances at September 30, 2016	$25	$27,182	$59,499	$5,944	$-	$(6,070)	$86,580
Net income	-	-	9,313	-	-	-	9,313
Other comprehensive loss	-	-	-	(1,786)	-	-	(1,786)
Common stock dividends ($0.55 per share)	-	-	(1,229)	-	-	-	(1,229)
Restricted stock grants - 17,265 shares	-	692	-	-	(692)	-	-
Stock compensation expense	-	55	-	-	121	-	176
Stock option exercises - 26,858 shares	-	(131)	-	-	-	486	355
Purchase of 6,456 treasury shares	-	-	-	-	-	(294)	(294)

Balances at September 30, 2017	$25	$27,798	$67,583	$4,158	$(571)	$(5,878)	$93,115

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2017, 2016 AND 2015

(In thousands)	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,313	$7,911	$6,751
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,301	637	859
Depreciation and amortization	1,164	1,461	1,452
Amortization of premiums and accretion of discounts on securities, net	702	553	679
Decrease (increase) in trading account securities	2,080	(211)	(3,725)
Loans originated for sale	(89,738)	(27,572)	(16,980)
Proceeds on sales of loans	75,638	28,797	11,324
Net gain on sales of loans	(4,734)	(1,145)	(824)
Net realized and unrealized gain on other real estate owned	(170)	(49)	(1)
Net gain on sales of available for sale securities	(30)	-	-
Gain on life insurance	(189)	-	(831)
Increase in cash surrender value of life insurance	(433)	(448)	(479)
Net gain on sale of premises, equipment and real estate development	(38)	(2,030)	-
Loss on tax credit investment	226	4,236	-
Deferred income taxes	1,836	(2,431)	(36)
ESOP and stock compensation expense	176	628	1,108
Increase in accrued interest receivable	(592)	(151)	(144)
Increase in accrued interest payable	88	9	11
Change in other assets and liabilities, net	1,181	(1,001)	273
Net Cash Provided By (Used In) Operating Activities	(2,219)	9,194	(563)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(455)	(245)	(1,600)
Proceeds from maturities of interest-bearing time deposit maturities	1,120	245	-
Purchase of securities available for sale	(32,005)	(15,659)	(23,669)
Proceeds from sales of securities available for sale	4,255	-	-
Proceeds from maturities of securities available for sale	3,665	6,725	11,227
Proceeds from maturities of securities held to maturity	208	1,381	666
Principal collected on securities	17,103	14,894	18,814
Net increase in loans	(71,593)	(52,550)	(24,519)
Purchase of Federal Reserve Bank stock	-	-	(945)
Purchase of Federal Home Loan Bank stock	-	(216)	(533)
Proceeds from redemption of Federal Home Loan Bank stock	-	-	1,275
Proceeds from life insurance	-	1,564	425
Investment in historic tax credit entity	(344)	(3,285)	(417)
Proceeds from sale of other real estate owned	208	472	809
Investment in real estate development and construction	-	(35)	(73)
Purchase of premises and equipment	(426)	(318)	(475)
Proceeds from sale of premises, equipment and real estate development	19	1,866	-
Net Cash Used In Investing Activities	(78,245)	(45,161)	(19,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	89,915	46,170	103
Net increase in repurchase agreements	3	3	4
Increase (decrease) in Federal Home Loan Bank line of credit	(3,568)	6,766	5,319
Proceeds from Federal Home Loan Bank advances	15,000	35,000	300,000
Repayment of Federal Home Loan Bank advances	(15,000)	(25,000)	(280,000)
Repayment of other long-term debt	-	(4,632)	(180)
Net increase in advance payments by borrowers for taxes and insurance	198	131	135
Redemption of preferred stock	-	(17,120)	-
Proceeds from exercise of stock options	62	169	159
Purchase of treasury stock	-	-	(132)
Dividends paid on preferred stock	-	(62)	(171)
Dividends paid on common stock	(1,229)	(1,110)	(995)
Net Cash Provided By Financing Activities	85,381	40,315	24,242

Net Increase in Cash and Cash Equivalents	4,917	4,348	4,664

Cash and cash equivalents at beginning of year	29,342	24,994	20,330

Cash and Cash Equivalents at End of Year	$34,259	$29,342	$24,994

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Savings Financial Group, Inc. (the “Company”) is a financial holding company and the parent of First Savings Bank (the “Bank”) and First Savings Insurance Risk Management, Inc. (the “Captive”).

The Bank, which is a wholly-owned Indiana-chartered commercial bank subsidiary of the Company, provides a variety of banking services to individuals and business customers through fourteen locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate residential mortgage, commercial mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities and other securities. The Bank has two wholly owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio and Southern Indiana Financial Corporation, which is currently inactive.

At September 30, 2016, the Bank had a third wholly owned subsidiary, FFCC, Inc. (“FFCC”), which was an Indiana corporation that participated in commercial real estate development and leasing. In accordance with the Plan of Complete Liquidation adopted by FFCC’s board of directors and approval by the Bank as its sole shareholder on December 21, 2016, FFCC voluntarily dissolved and completely liquidated effective December 31, 2016. As a result of the liquidation, FFCC distributed its net assets to the Bank on December 31, 2016.

On April 25, 2017, the Bank formed Q2 Business Capital, LLC (“Q2”), which is an Indiana limited liability company that specializes in the origination and servicing of U.S. Small Business Administration (“SBA”) loans. The Bank owns 51% of Q2 with the option to purchase the minority interest between July 1, 2020 and September 30, 2020. In accordance with Q2’s operating agreement, the Bank will be allocated the first $1.7 million of cumulative net income of Q2 with any additional profits and losses allocated 51% to the Bank and 49% to Q2’s minority members.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(1 - continued)

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

Investment Securities

Trading Account Securities: Securities purchased with the intention of recognizing short-term profits or which are actively bought and sold are classified as trading account securities and reported at fair value. The net realized and unrealized gains and losses on trading account securities are reported in noninterest income. Realized gains and losses on trading account securities are determined using the specific identification method.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(1 - continued)

Investment Securities - continued

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

Investments in non-marketable equity securities such as Federal Reserve Bank (“FRB”) stock and Federal Home Loan Bank of Indianapolis (“FHLB”) stock are carried at cost and are classified as restricted securities. Impairment testing on these investments is based on applicable accounting guidance and the cost basis is reduced when impairment is deemed to be other-than-temporary.

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

Commitments to originate residential mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s residential mortgage loan commitments subject to derivative accounting are fixed rate mortgage loan commitments at market rates when initiated. At September 30, 2017, the Bank had commitments to originate $228,000 of fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(1 - continued)

Loans Held for Sale - continued

The Bank originates loans to customers under the SBA 7(a) and other programs that generally provide for SBA guarantees of 75% to 90% of each loan. The Bank intends to sell the guaranteed portion of the SBA loans. The guaranteed portion of the SBA loans was classified as loans held for sale at September 30, 2017 and 2016. At September 30, 2017 and 2016, SBA loans held for sale totaling $24.9 million and $5.1 million, respectively, were carried at the lower of aggregate cost or fair value. Realized gains and losses on sales of SBA loans held for sale are determined using the allocation of participating interests sold and retained and are included in noninterest income. Direct loan origination costs and fees related to SBA loans held for sale are deferred upon origination and are recognized as an adjustment to the gain or loss on the date of sale. SBA loans held for sale are sold on a servicing retained basis.

Transfers of Financial Assets

The Company accounts for transfers and servicing of financial assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 860, Transfers and Servicing. Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free from conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

SEPTEMBER 30, 2017, 2016 AND 2015

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

Loan Charge-Offs

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs of loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below.

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

SEPTEMBER 30, 2017, 2016 AND 2015

(1 - continued)

Loans and Allowance for Loan Losses - continued

Allowance for Loan Losses

The allowance for loan losses reflects management’s judgment of probable incurred loan losses at the balance sheet date. Additions to the allowance for loan losses are made by the provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The Company evaluates the allowance for loan losses on a quarterly basis based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated for impairment. A specific reserve is established when the underlying discounted collateral value (or present value of estimated future cash flows) of the impaired loan is lower than the carrying value of that loan.

The general component covers loans not considered to be impaired. Such loans are pooled by segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 60 month period. Prior to 2017, management used a 36-month historical loss period as the basis for its allowance for loan losses methodology. However, based on the Company’s loss history and changes in the loan portfolio, management determined that a 60-month historical loss history was appropriate and updated its methodology in 2017.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

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

Construction loans consist of single-family residential properties, multi-family properties and commercial projects, and include both owner-occupied and speculative investment properties. Risks inherent in construction lending are related to the market value of the property held as collateral, the cost and timing of constructing or improving a property, the borrower’s ability to use funds generated by a project to service a loan until a project is completed, movements in interest rates and the real estate market during the construction phase, and the ability of the borrower to obtain permanent financing.

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

Other than the change from a 36-month historical loss period to a 60-month historical loss period in 2017 discussed above, there were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended September 30, 2017, 2016, and 2015.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

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

Other Real Estate Owned

Other real estate owned includes formally foreclosed property and former banking facilities held for sale. At the time of foreclosure, foreclosed real estate is recorded at its fair value less estimated costs to sell, which becomes the property’s new cost basis. Any write-downs based on the property’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure or the decision to classify property as held for sale, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value, less estimated costs to sell. Costs incurred in maintaining other real estate owned and subsequent impairment adjustments to the carrying amount of a property, if any, are included in noninterest expense.

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

Goodwill and Other Intangibles

Goodwill recognized in a business combination represents the excess of the fair value of consideration transferred over the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for possible impairment at least annually or more frequently upon the occurrence of an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

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

Stock Based Compensation

The Company has adopted the fair value based method of accounting for stock-based compensation prescribed in FASB ASC 718-20, Compensation – Stock Compensation, for its stock plans.

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

SEPTEMBER 30, 2017, 2016 AND 2015

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

Comprehensive Income

Comprehensive income consists of reported net income and other comprehensive income. Other comprehensive income, recognized as a separate component of equity, includes the change in unrealized gains and losses on securities available for sale. Amounts reclassified out of unrealized gains or losses on securities available for sale included in accumulated other comprehensive income are included in the net gain on sales of available for sale securities line item in the consolidated statements of income.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

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

SEPTEMBER 30, 2017, 2016 AND 2015

(1 - continued)

Recent Accounting Pronouncements - continued

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

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but are interest-bearing. The average amount of those reserve balances was approximately $12.9 million, $10.3 million, and $8.4 million for the years ended September 30, 2017, 2016, and 2015, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(3)	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. Trading account securities recorded at fair value totaled $7.2 million and $9.3 million as of September 30, 2017 and 2016, respectively.

The following is a summary of the reported net gains on trading account securities for the years ended September 30, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015

Net realized gain on sales	$229	$795	$394
Net unrealized gain/(loss) on securities held as of the balance sheet date	(29)	(47)	46
Net gain on trading account securities	$200	$748	$440

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

September 30, 2017:
Securities available for sale:

Agency mortgage-backed	$36,439	$382	$85	$36,736
Agency CMO	14,605	37	66	14,576
Privately-issued CMO	1,825	204	28	2,001
Privately-issued ABS	2,691	757	-	3,448
SBA certificates	913	-	1	912
Municipal bonds	115,193	5,409	176	120,426

Total securities available for sale	$171,666	$6,789	$356	$178,099

Securities held to maturity:

Agency mortgage-backed	$179	$16	$-	$195
Municipal bonds	2,699	412	-	3,111

Total securities held to maturity	$2,878	$428	$-	$3,306

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(3 – continued)

(In thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

September 30, 2016:
Securities available for sale:

Agency bonds and notes	$1,024	$8	$-	$1,032
Agency mortgage-backed	46,376	1,029	-	47,405
Agency CMO	16,053	108	66	16,095
Privately-issued CMO	2,359	293	-	2,652
Privately-issued ABS	3,675	864	7	4,532
SBA certificates	1,220	7	-	1,227
Municipal bonds	94,567	7,002	19	101,550

Total securities available for sale	$165,274	$9,311	$92	$174,493

Securities held to maturity:

Agency mortgage-backed	$260	$23	$-	$283
Municipal bonds	2,906	465	-	3,371

Total securities held to maturity	$3,166	$488	$-	$3,654

The amortized cost and fair value of available for sale and held to maturity debt securities as of September 30, 2017 by contractual maturity are shown below. Expected maturities of mortgage and other asset-backed securities may differ from contractual maturities because the mortgages and other assets underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$1,085	$1,096	$227	$259
Due after one year through five years	13,366	13,976	995	1,137
Due after five years through ten years	25,923	27,634	1,028	1,194
Due after ten years	74,819	77,720	449	521
CMO	16,430	16,577	-	-
ABS	2,691	3,448	-	-
SBA certificates	913	912	-	-
Mortgage-backed securities	36,439	36,736	179	195

	$171,666	$178,099	$2,878	$3,306

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(3 – continued)

Information pertaining to securities with gross unrealized losses at September 30, 2017 and 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

(Dollars in thousands)	Number of Investment Positions	Fair Value	Gross Unrealized Losses

September 30, 2017:
Securities available for sale:
Continuous loss position less than twelve months:

Agency mortgage-backed	12	$13,332	$85
Agency CMO	9	9,062	52
Privately-issued CMO	2	113	28
Municipal bonds	9	6,522	157

Total less than twelve months	32	29,029	322

Continuous loss position more than twelve months:

Agency CMO	3	2,605	14
SBA certificates	1	912	1
Municipal bonds	1	513	19

Total more than twelve months	5	4,030	34

Total securities available for sale	37	$33,059	$356

September 30, 2016:
Securities available for sale:
Continuous loss position less than twelve months:

Agency CMO	3	$3,946	$12
Privately-issued ABS	2	66	7
Municipal bonds	4	2,147	19

Total less than twelve months	9	6,159	38

Continuous loss position more than twelve months:

Agency CMO	2	4,683	54

Total more than twelve months	2	4,683	54

Total securities available for sale	11	$10,842	$92

At September 30, 2017 and 2016, the Company did not have any securities held to maturity with an unrealized loss.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(3 – continued)

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

The total available for sale debt securities in loss positions at September 30, 2017, which consisted of U.S. government agency mortgaged-backed, agency CMOs, privately-issued CMOs, SBA certificates, and municipal bonds, had depreciated approximately 1.07% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 2.16% and a weighted-average coupon rate of 2.71% at September 30, 2017. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At September 30, 2017, the Company held fifteen privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $1.8 million and fair value of $2.4 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(3 – continued)

At September 30, 2017, the two privately-issued CMOs in loss positions had depreciated approximately 19.86% from the Company’s carrying value and include securities collateralized by residential mortgage loans and residential home equity lines of credit. These two securities had an aggregate fair value of $113,000 and an aggregate unrealized loss of $28,000 at September 30, 2017 and were rated below investment grade by a nationally recognized statistical rating organization (“NRSRO”). Based on the independent third party analysis of the expected cash flows, management has determined that the declines in value for these securities are temporary and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO and ABS portfolios. While the Company did not recognize a credit-related impairment loss at September 30, 2017, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit-related impairment charge.

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

The following is a summary of the reported gross gains and losses on sales of available for sale securities for the years ended September 30, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015

Gross realized gains on sales	$96	$-	$-
Gross realized losses on sales	(66)	-	-
Net realized gain on sales of available for sale securities	$30	$-	$-

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at September 30, 2017 and 2016, and may be pledged to secure federal funds borrowings (see Notes 11, 12 and 13).

At September 30, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S government and its agencies, with an aggregate book value greater than 10% of stockholders’ equity.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2017 and 2016 consisted of the following:

(In thousands)	2017	2016

Real estate mortgage:
1-4 family residential	$171,863	$178,364
Commercial	273,106	217,378
Multifamily residential	21,121	18,431
Residential construction	29,074	24,275
Commercial construction	29,882	33,685
Land and land development	9,733	11,137
Commercial business	52,724	41,967

Consumer:
Home equity	22,939	21,370
Auto	7,057	4,858
Other consumer	2,323	2,102
Gross loans	619,822	553,567
Undisbursed portion of construction loans	(25,483)	(27,623)
Principal loan balance	594,339	525,944

Deferred loan origination fees and costs, net	209	(211)
Allowance for loan losses	(8,092)	(7,122)

Loans, net	$586,456	$518,611

At September 30, 2017, there were no residential mortgage loans serviced for the benefit of others. At September 30, 2016, residential mortgage loans serviced for the benefit of others amounted to $32,000.

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

The following is a summary of activity for related party loans for the years ended September 30, 2017 and 2016:

(In thousands)	2017	2016

Beginning balance	$10,646	$11,076
New loans and advances	2,049	1,945
Repayments	(2,204)	(2,307)
Reclassifications due to officer and director changes	(192)	(68)

Ending balance	$10,299	$10,646

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(4 – continued)

The following table provides the components of the recorded investment in loans as of September 30, 2017:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$171,863	$273,106	$21,121	$33,473	$9,733	$52,724	$32,319	$594,339

Accrued interest receivable	493	929	37	137	31	221	59	1,907

Net deferred loan origination fees and costs	50	26	(15)	(17)	2	184	(21)	209

Recorded investment in loans	$172,406	$274,061	$21,143	$33,593	$9,766	$53,129	$32,357	$596,455

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,969	$5,477	$-	$-	$30	$192	$196	$10,864

Collectively evaluated for impairment	167,437	268,584	21,143	33,593	9,736	52,937	32,161	585,591

Recorded investment in loans	$172,406	$274,061	$21,143	$33,593	$9,766	$53,129	$32,357	$596,455

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(4 – continued)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2017 and 2016:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
2017:
Individually evaluated for impairment	$2	$-	$-	$-	$-	$-	$21	$23

Collectively evaluated for impairment	250	5,739	106	810	223	839	102	8,069

Ending balance	$252	$5,739	$106	$810	$223	$839	$123	$8,092

2016:
Individually evaluated for impairment	$43	$-	$-	$-	$-	$-	$5	$48

Collectively evaluated for impairment	292	5,160	109	845	295	284	89	7,074

Ending balance	$335	$5,160	$109	$845	$295	$284	$94	$7,122

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(4 – continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended September 30, 2017, 2016, and 2015:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
2017:
Beginning balance	$335	$5,160	$109	$845	$295	$284	$94	$7,122
Provisions	15	569	(3)	(35)	(72)	738	89	1,301
Charge-offs	(169)	-	-	-	-	(200)	(116)	(485)
Recoveries	71	10	-	-	-	17	56	154
Ending balance	$252	$5,739	$106	$810	$223	$839	$123	$8,092

2016:
Beginning balance	$444	$4,327	$156	$551	$369	$678	$99	$6,624
Provisions	(17)	833	(47)	294	(74)	(385)	33	637
Charge-offs	(207)	-	-	-	-	(10)	(108)	(325)
Recoveries	115	-	-	-	-	1	70	186
Ending balance	$335	$5,160	$109	$845	$295	$284	$94	$7,122

2015:
Beginning balance	$577	$3,808	$146	$443	$302	$795	$179	$6,250
Provisions	109	559	10	108	67	8	(2)	859
Charge-offs	(283)	(40)	-	-	-	(126)	(144)	(593)
Recoveries	41	-	-	-	-	1	66	108
Ending balance	$444	$4,327	$156	$551	$369	$678	$99	$6,624

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(4 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2017. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended September 30, 2017.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$4,745	$4,980	$-	$4,377	$144
Commercial real estate	5,477	5,645	-	5,997	204
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	30	30	-	221	1
Commercial business	192	199	-	209	6
Consumer	95	95	-	141	4

	$10,539	$10,949	$-	$10,945	$359

Loans with an allowance recorded:
Residential real estate	$224	$268	$2	$294	$-
Commercial real estate	-	-	-	-	-
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	-	-	-	-	-
Commercial business	-	-	-	130	-
Consumer	101	101	21	94	-

	$325	$369	$23	$518	$-

Total:
Residential real estate	$4,969	$5,248	$2	$4,671	$144
Commercial real estate	5,477	5,645	-	5,997	204
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	30	30	-	221	1
Commercial business	192	199	-	339	6
Consumer	196	196	21	235	4

	$10,864	$11,318	$23	$11,463	$359

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(4 – continued)

The following table presents information related to impaired loans individually evaluated for impairment for the year ended September 30, 2015. The Company recognized $5,000 of interest income on impaired commercial real estate loans using the cash receipts method of accounting for the year ended September 30, 2015.

	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$5,590	$143
Commercial real estate	6,136	223
Multifamily	-	-
Construction	-	-
Land and land development	-	-
Commercial business	255	1
Consumer	238	6

	$12,219	$373

Loans with an allowance recorded:
Residential real estate	$115	$-
Commercial real estate	9	-
Multifamily	-	-
Construction	-	-
Land and land development	-	-
Commercial business	4	-
Consumer	90	-

	$218	$-

Total:
Residential real estate	$5,705	$143
Commercial real estate	6,145	223
Multifamily	-	-
Construction	-	-
Land and land development	-	-
Commercial business	259	1
Consumer	328	6

	$12,437	$373

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(4 – continued)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2017 and 2016:

	At September 30, 2017			At September 30, 2016
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,358	$83	$2,441	$1,752	$22	$1,774
Commercial real estate	1,253	-	1,253	1,606	-	1,606
Multifamily	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Land and land development	30	-	30	241	-	241
Commercial business	81	-	81	136	-	136
Consumer	101	10	111	140	-	140

Total	$3,823	$93	$3,916	$3,875	$22	$3,897

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(4 – continued)

The following table presents the aging of the recorded investment in past due loans at September 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,288	$1,255	$1,540	$5,083	$167,323	$172,406
Commercial real estate	-	-	-	-	274,061	274,061
Multifamily	176	-	-	176	20,967	21,143
Construction	-	-	-	-	33,593	33,593
Land and land development	48	-	30	78	9,688	9,766
Commercial business	201	-	-	201	52,928	53,129
Consumer	29	11	10	50	32,307	32,357

Total	$2,742	$1,266	$1,580	$5,588	$590,867	$596,455

The following table presents the aging of the recorded investment in past due loans at September 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,019	$860	$1,070	$3,949	$175,078	$179,027
Commercial real estate	367	-	94	461	217,255	217,716
Multifamily	-	-	-	-	18,452	18,452
Construction	-	-	-	-	30,306	30,306
Land and land development	-	-	241	241	10,923	11,164
Commercial business	40	-	42	82	42,065	42,147
Consumer	76	1	40	117	28,255	28,372

Total	$2,502	$861	$1,487	$4,850	$522,334	$527,184

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)
September 30, 2017:
Pass	$165,192	$268,481	$20,299	$33,500	$9,736	$52,398	$32,172	$581,778
Special Mention	895	1,982	844	93	-	641	53	4,508
Substandard	6,152	3,598	-	-	30	90	111	9,981
Doubtful	167	-	-	-	-	-	21	188
Loss	-	-	-	-	-	-	-	-

Total	$172,406	$274,061	$21,143	$33,593	$9,766	$53,129	$32,357	$596,455

September 30, 2016:
Pass	$173,477	$211,247	$18,452	$30,206	$10,924	$41,986	$28,197	$514,489
Special Mention	459	-	-	100	-	25	-	584
Substandard	5,002	6,469	-	-	240	136	160	12,007
Doubtful	89	-	-	-	-	-	15	104
Loss	-	-	-	-	-	-	-	-

Total	$179,027	$217,716	$18,452	$30,306	$11,164	$42,147	$28,372	$527,184

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(4 – continued)

Troubled Debt Restructurings

The following table summarizes TDRs by accrual status at September 30, 2017 and 2016. There was no specific reserve included in the allowance for loan losses related to TDRs at September 30, 2017 and 2016.

	Accruing	Nonaccrual	Total
	(In thousands)
September 30, 2017:
Residential real estate	$2,610	$25	$2,635
Commercial real estate	4,225	1,253	5,478
Commercial business	111	82	193
Consumer	95	-	95

Total	$7,041	$1,360	$8,401

September 30, 2016:
Residential real estate	$2,590	$-	$2,590
Commercial real estate	4,692	1,512	6,204
Commercial business	95	120	215
Consumer	109	-	109

Total	$7,486	$1,632	$9,118

The following table summarizes information in regard to TDRs that were restructured during the years ended September 30, 2017, 2016, and 2015.

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
		(Dollars in thousands)
September 30, 2017:
Residential real estate	2	$473	$474
Commercial real estate	1	233	233
Land and land development	1	31	32
Commercial business	1	103	103

Total	5	$840	$842

September 30, 2016:
Residential real estate	5	$181	$247
Commercial real estate	1	94	131
Commercial business	3	186	216

Total	9	$461	$594

September 30, 2015:
Residential real estate	2	$165	$172
Commercial real estate	1	1,523	1,523
Consumer	1	3	3

Total	4	$1,691	$1,698

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(4 – continued)

At September 30, 2017 and 2016, the Company had committed to lend $17,000 and $0, respectively, to customers with outstanding loans classified as TDRs.

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate, extension of the maturity date, deferral of the contractual principal and interest payments, and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

There was no specific allowance for loan losses related to TDRs modified during the years ended September 30, 2017 and 2016. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the years ended September 30, 2017, 2016, and 2015, the Company did not have any TDRs that were modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure).

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

The aggregate fair value of loan servicing rights at September 30, 2017 and 2016 approximated its carrying value. A valuation model employed by an independent third party calculates the present value of future cash flows and is used to estimate fair value at the date of sale and on a quarterly basis for impairment analysis purposes. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the loan servicing rights at September 30, 2017 and 2016 were as follows:

	Range of Assumption (Weighted Average)
Assumption	2017	2016
Discount rate	9.12% to 13.90% (11.66%)	8.54% to 14.46% (12.27%)
Prepayment rate	2.94% to 8.87% (6.63%)	4.25% to 8.71% (6.75%)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(4 – continued)

The unpaid principal balance of SBA loans serviced for others was $61.2 million and $13.6 million at September 30, 2017 and 2016, respectively. An analysis of loan servicing fees on SBA loans for the years ended September 30, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015

Late fees and ancillary fees earned	$47	$37	$-
Net servicing costs	(9)	(59)	-
SBA net servicing fees	$38	$(22)	$-

Contractually specified late fees and ancillary fees earned on SBA loans are included in interest income on loans in the consolidated statements of income. Net servicing costs (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans are included in other noninterest income in the consolidated statements of income.

An analysis of loan servicing rights for the years ended September 30, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015

Balance as of October 1	$310	$-	$-
Servicing rights capitalized	1,188	345	-
Amortization	(109)	(35)	-
Change in valuation allowance	-	-	-
Balance as of September 30	$1,389	$310	$-

Residential mortgage loans originated for sale in the secondary market continue to be sold with servicing released.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

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

Depreciation expense recognized for real estate development and construction for the years ended September 30, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015

Depreciation expense recognized	$-	$198	$196

(6)	INVESTMENT IN HISTORIC TAX CREDIT ENTITY

On October 15, 2014, the Bank entered into an agreement to participate in the rehabilitation of a certified historic structure located in Louisville, Kentucky with a regional commercial developer. As part of the agreement, the Bank committed to invest $4.2 million into a limited liability company organized in the state of Kentucky by the commercial developer, for which it received a 99% equity interest in the entity and will receive an allocation of 99% of the operating profit and losses and any historic tax credits generated by the entity. The tax credits initially expected to be allocated to the Bank include federal rehabilitation investment credits totaling $4.7 million available under Internal Revenue Code Section 47. Subsequently, during the quarter ended March 31, 2017, the estimate of tax credits increased to $5.0 million and the Bank’s investment in equity increased to $4.5 million, or 90% of the anticipated credits to be received.

The Bank’s investment in the historic tax credit entity is accounted for using the equity method of accounting. In conjunction with receipts of certificates of occupancy for the project, the Company recognized losses in noninterest income of $226,000, $4.2 million, and $0 for the years ended September 30, 2017, 2016, and 2015, respectively. The Company recorded historic tax credits in income tax (benefit) expense of $249,000, $4.7 million, and $0 for the years ended September 30, 2017, 2016, and 2015, respectively.

At September 30, 2017, there were no unfunded capital contribution commitments. At September 30, 2016, the Bank’s remaining unfunded capital contribution commitment of $118,000 was included in other liabilities in the accompanying consolidated balance sheet.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(7)	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

(In thousands)	2017	2016

Land and land improvements	$4,413	$4,411
Office buildings	9,381	9,316
Leasehold improvements	61	61
Furniture, fixtures and equipment	4,948	4,681
	18,803	18,469
Less: accumulated depreciation	(7,533)	(6,795)

Totals	$11,270	$11,674

Depreciation expense recognized for premises and equipment for the years ended September 30, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015

Depreciation expense	$820	$919	$912

As discussed further in Note 5, the Bank sold property in conjunction with the sale of a real estate development owned by FFCC in September 2016. The Bank’s property sold in the transaction consisted of a retail branch operated by the Bank and other retail space leased to a third-party tenant. In accordance with the purchase and sale agreement, the Bank executed a lease agreement with the buyer to lease back the portion of the property consisting of the retail branch. The lease has an initial term of 10 years and may be extended for up to six consecutive five-year periods. The Bank is accounting for the leaseback as an operating lease. The total gain realized on the sale of the property was $471,000, with $307,000 attributable to the retail branch property operated by the Bank and $164,000 attributable to the other retail space. The gain on the other retail space has been recognized in noninterest income in the accompanying consolidated statements of income. The gain attributable to the retail branch property has been deferred and will be recognized in income in proportion to the rent charged over the term of the lease. At September 30, 2017 and 2016, the remaining deferred gain of $278,000 and $307,000, respectively, is included in other liabilities in the accompanying consolidated balance sheets. See Note 19 for additional information regarding the Company’s operating leases.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(8)	OTHER REAL ESTATE OWNED

Other real estate owned asset activity was as follows for the years ended September 30, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015

Balance as of October 1	$519	$618	$952
Transfers from loans to other real estate owned	703	648	814
Direct write-downs	(28)	(100)	(73)
Sales	(337)	(621)	(1,075)
Other adjustments	(5)	(26)	-
Balance as of September 30	$852	$519	$618

The Bank was in process of foreclosure of residential real estate loans with outstanding balances of $1.6 million and $837,000 as of September 30, 2017 and 2016, respectively.

Net (gain) loss on other real estate owned for the years ended September 30, 2017, 2016 and 2015 was as follows:

(In thousands)	2017	2016	2015

Net (gain) loss on sales	$(198)	$(150)	$(123)
Direct write-downs	28	100	73
Operating expenses, net of rental income	57	78	51
	$(113)	$28	$1

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(9)	GOODWILL AND OTHER INTANGIBLES

Goodwill and the core deposit intangibles acquired in the acquisitions of Community First Bank (“Community First”) on September 30, 2009 and the First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”) branches on July 6, 2012 are evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill or the core deposit intangibles was recognized during 2017, 2016, and 2015.

The changes in the carrying amount of goodwill for the years ended September 30, 2017, 2016 and 2015 are summarized as follows:

(In thousands)	2017	2016	2015

Beginning balance	$7,936	$7,936	$7,936
Changes in goodwill	-	-	-
Ending balance	$7,936	$7,936	$7,936

The following is a summary of other intangible assets subject to amortization:

(In thousands)	2017	2016

Core deposit intangible acquired in Community First acquisition	$2,741	$2,741
Core deposit intangible acquired in First Federal branch acquisition	566	566
Less accumulated amortization	(2,614)	(2,270)
Ending balance	$693	$1,037

Amortization expense on intangibles for the years ended September 30, 2017, 2016 and 2015 is summarized as follows:

(In thousands)	2017	2016	2015

Amortization expense	$344	$344	$344

Estimated amortization expense for the core deposit intangibles for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)

2018	$344
2019	148
2020	50
2021	50
2022	50
2023 and thereafter	51
Total	$693

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(10)	DEPOSITS

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was $11.3 million and $13.8 million at September 30, 2017 and 2016, respectively.

At September 30, 2017, scheduled maturities of time deposits were as follows:

Years ending September 30:	(In thousands)

2018	$134,916
2019	44,445
2020	21,540
2021	16,612
2022	12,383
Total	$229,896

The Bank held deposits for related parties of $5.6 million and $5.7 million at September 30, 2017 and 2016, respectively.

(11)	FEDERAL FUNDS PURCHASED

The Bank has entered into a federal funds purchased line of credit facility with another financial institution that established a line of credit not to exceed the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves. Availability under the line of credit is subject to continued borrower eligibility and expires on June 30, 2018 unless it is extended.  The line of credit is intended to support short-term liquidity needs, and the agreement states that the Bank may borrow under the facility for up to seven consecutive days without pledging collateral to secure the borrowing. At September 30, 2017 and 2016, the Bank had no outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed $15 million. The line of credit is intended to support short-term liquidity needs. At September 30, 2017 and 2016, the Bank had no outstanding federal funds purchased under the facility.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(12)	REPURCHASE AGREEMENTS

Repurchase agreements include retail repurchase agreements representing overnight borrowings from deposit customers.

Repurchase agreements at September 30, 2017, 2016 and 2015 are summarized as follows:

	2017		2016		2015
(Dollars in thousands)	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount

Retail repurchase agreements	0.25%	$1,348	0.25%	$1,345	0.25%	$1,342

Information concerning borrowings under retail repurchase agreements as of and for the years ended September 30, 2017, 2016 and 2015 is summarized as follows:

(Dollars in thousands)	2017	2016	2015
Weighted average interest rate during the year	0.25%	0.25%	0.25%
Average balance during the year	$1,346	$1,343	$1,340
Maximum month-end balance during the year	1,348	1,345	1,342

Available for sale securities underlying the repurchase agreements had a fair value of $2.2 million and $1.4 million at September 30, 2017 and 2016, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(13)	BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2017 and 2016 borrowings from the FHLB were as follows:

	2017		2016
(Dollars in thousands)	Weighted Average Rate	Amount	Weighted Average Rate	Amount

Advances maturing in:

2017	-%	$-	1.10%	$15,000
2018	1.04	10,000	1.04	10,000
2019	1.57	15,000	-	-
2020	1.86	25,000	1.86	25,000
2021	1.87	10,000	1.87	10,000
2022 and beyond	1.45	40,000	1.45	40,000

Total advances		100,000		100,000

Line of credit balance	1.38	18,065	0.67	21,633

Total borrowings from FHLB		$118,065		$121,633

The Bank entered into an Advances, Pledge and Security Agreement with the FHLB, allowing the Bank to initiate advances from the FHLB. The advances are secured under a blanket collateral agreement. At September 30, 2017, the eligible blanket collateral included residential mortgage loans with a carrying value of $162.9 million, commercial real estate loans with a carrying value of $201.4 million and available for sale securities with a fair value of $19.6 million.

On August 12, 2016, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $25.0 million secured under the blanket collateral agreement. This agreement expires on August 12, 2018. At September 30, 2017, $18.1 million was outstanding under this agreement.

On June 19, 2014, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $3.3 million secured under the blanket collateral agreement. This agreement was extended in June 2017, lowering the amount to $2.7 million, and now expires on June 30, 2018. At September 30, 2017, there was no outstanding balance under this agreement.

On May 24, 2017, the Bank entered into an advance agreement with the FHLB which established a commitment to advance $2.2 million through November 22, 2017 at a term not to exceed 20 years at the FHLB’s current Community Investment Program Advance Rate. At September 30, 2017, there was no outstanding balance under this agreement.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

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

Interest expense recognized on other long-term debt for the years ended September 30, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015

Interest expense	$-	$161	$176

(15)	DEFERRED COMPENSATION PLANS

The Bank has deferred compensation agreements with former and current officers. The agreements provide for the payment of specific benefits following retirement. The balance of the accrued benefit for these agreements was $80,000 and $3,000 at September 30, 2017 and 2016, respectively.

Deferred compensation expense for the years ended September 30, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015

Deferred compensation expense	$80	$2	$5

The Company has a directors’ deferred compensation plan whereby a director, at his or her election on an annual basis, may defer all or a portion of the director fees into an account with the Company. The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%. The deferral period extends until separation from service by the director. The benefits under the plan are payable in a lump sum or in monthly installments over a period of up to ten years following the separation from service; however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death. The balance of the accrued benefit for the director plan was $1.3 million and $1.2 million at September 30, 2017 and 2016, respectively.

Deferred directors fees expense for the years ended September 30, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015

Deferred directors fee expense	$194	$195	$164

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(16)	BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k).

Company contributions to the plan for the years ended September 30, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015

Company contributions to the plan	$493	$387	$378

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

Compensation expense recognized for the years ended September 30, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015

Compensation expense	$-	$628	$851

The employer loan was fully repaid in December 2015 and all shares of Company stock were allocated to participant accounts as of September 30, 2016. The ESOP trust held 161,115 and 172,870 shares of Company common stock allocated to participant accounts at September 30, 2017 and 2016, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(17)	STOCK-BASED COMPENSATION PLANS

The Company maintains two equity incentive plans under which stock options and restricted stock have or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”) approved by the Company’s shareholders in February 2010 and the 2016 Equity Incentive Plan (“2016 Plan”) approved by the Company’s shareholders in February 2016. At September 30, 2017, all available awards had been granted under the 2010 Plan. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At September 30, 2017, 19,440 shares of the Company’s common stock were available for issuance under the 2016 Plan, consisting of 14,705 stock options and 4,735 shares of restricted stock.

Stock based compensation expense related to stock options and restricted stock for the years ended September 30, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015

Stock option expense	$55	$-	$95
Restricted stock expense	121	-	162

Stock Options:

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

The fair value of options granted during the year ended September 30, 2017 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5 years
Weighted average fair value at grant date	$6.13

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(17 - continued)

A summary of stock option activity as of September 30, 2017, and changes during the year then ended is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at beginning of year	187,050	$13.25
Granted	51,295	40.09
Exercised	(26,858)	13.25
Forfeited or expired	(13,958)	14.21
Outstanding at end of year	197,529	$20.15	4.3	$6,567,000
Vested and expected to vest	197,529	$20.15	4.3	$6,567,000
Exercisable at end of year	146,734	$13.25	2.6	$5,891,000

The intrinsic value of stock options exercised during the year ended September 30, 2017 was $860,000. At September 30, 2017, there was $259,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over the remaining vesting period of 4.14 years.

Restricted Stock:

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period.

A summary of the Company’s nonvested restricted shares activity as of September 30, 2017 and changes during the year then ended is presented below.

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2016	-	-
Granted	17,265	$40.09
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2017	17,265	$40.09

There were no restricted shares vested during the years ended September 30, 2017 and 2016. The total fair value of restricted shares that vested during the year ended September 30, 2015 was $575,000. At September 30, 2017 there was $571,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 4.14 years.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(18)	INCOME TAXES

The components of consolidated income tax expense (benefit) were as follows for the years ended September 30, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015

Current	$683	$109	$1,463
Valuation allowance	76	1,597	-
Deferred	1,761	(4,028)	113
Income tax expense (benefit)	$2,520	$(2,322)	$1,576

The reconciliation of income tax expense (benefit) with the amount which would have been provided at the federal statutory rate of 34 percent follows for the years ended September 30, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015

Provision at federal statutory rate	$4,023	$1,900	$2,831
State income tax-net of federal tax benefit	234	27	93
Tax-exempt interest income	(1,082)	(877)	(772)
Bank owned life insurance	(210)	(151)	(444)
Captive insurance net premiums	(275)	(297)	(313)
Increase in deferred tax valuation allowance	76	1,597	-
Historic tax credit	(249)	(4,660)	-
Other	3	139	181
Income tax expense (benefit)	$2,520	$(2,322)	$1,576

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(18 - continued)

Significant components of deferred tax assets and liabilities at September 30, 2017 and 2016 are as follows:

(In thousands)	2017	2016

Deferred tax assets:
Allowance for loan losses	$2,846	$2,745
Deferred compensation plans	529	461
Equity incentive plans	117	69
Other-than-temporary impairment loss on available for sale securities	7	14
Valuation allowance on other real estate owned	101	96
Interest on nonaccrual loans	186	193
Discount on unguaranteed portion of SBA loans	-	121
Loss on tax credit investment	1,673	1,597
Historic tax credit carryforward	171	2,306
Deferred loan fees and costs, net	205	80
Investment in subsidiary	69	-
Other	311	207
Gross deferred tax assets	6,215	7,889
Valuation allowance	(1,673)	(1,597)
Net deferred tax assets	4,542	6,292

Deferred tax liabilities:
Unrealized gain on securities available for sale	(2,234)	(3,232)
Accumulated depreciation	(811)	(825)
Installment sale	(481)	(520)
Loan servicing rights	-	(118)
Acquisition purchase accounting adjustments	(574)	(507)
FHLB stock dividends	(129)	(130)
Unrealized gain on trading account securities	(2)	(13)
Prepaid expenses	(589)	(413)
Other	(141)	(114)
Deferred tax liabilities	(4,961)	(5,872)

Net deferred tax asset (liability)	$(419)	$420

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(18 - continued)

Tax laws enacted in 2013 and 2014 decrease the Indiana financial institutions tax rate beginning in 2014 and ending in 2023. Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at September 30, 2017, except for a valuation allowance of $1.7 million on the net deferred tax asset related to losses on a historic tax credit investment totaling $4.5 million. In assessing the need for a valuation allowance for the deferred tax assets for the historic tax credit investment, the Company considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets related to the investment. Because of the tax nature of the loss to be recognized when the investment is ultimately sold (which for tax purposes will give rise to a capital loss for the historic tax credit investment), the Company may not be able to generate capital gains in the future to be able to utilize the capital losses from the investment. Therefore, the Company’s assessment of the deferred tax asset warrants the need for a valuation allowance.

At September 30, 2017 and 2016, the Company had a federal historic tax credit of $171,000 and $2.3 million respectively, available to reduce federal income taxes in subsequent years. The carryover expires during the year ending September 30, 2036.

At September 30, 2017 and 2016, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ending on or after September 30, 2013 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank at September 30, 2017 and 2016 include approximately $4.6 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of September 30, 1988 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on these amounts was approximately $1.5 million at September 30, 2017 and 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(19)	OPERATING LEASES

The Bank and Q2 rent office space and equipment under operating lease agreements that expire at different dates through September 2026. The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2017:

Years ending September 30:	(In thousands)

2018	$227
2019	189
2020	135
2021	119
2022	107
2023 and thereafter	428
Total	$1,205

Rent expense under operating leases for the years ended September 30, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015

Rent expense	$278	$95	$56

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(20)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. Commitments under outstanding standby letters of credit totaled $5.7 million and $3.7 million at September 30, 2017 and 2016, respectively.

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

The Bank has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2017 or 2016.

The following is a summary of the commitments to extend credit at September 30, 2017 and 2016:

(In thousands)	2017	2016

Loan commitments:
Fixed rate	$17,069	$7,189
Adjustable rate	29,933	45,526

Guarantees of third-party revolving credit	153	86
Undisbursed portion of home equity lines of credit	28,422	24,418
Undisbursed portion of commercial and personal lines of credit	23,066	26,759
Undisbursed portion of construction loans in process	25,483	27,623
Total commitments to extend credit	$124,126	$131,601

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(21)	FAIR VALUE MEASUREMENTS

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(21 – continued)

The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2017. The Company had no liabilities measured at fair value as of September 30, 2017.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2017:
Assets Measured – Recurring Basis
Trading account securities	$-	$7,175	$-	$7,175

Securities available for sale:
Agency mortgage-backed	$-	$36,736	$-	$36,736
Agency CMO	-	14,576	-	14,576
Privately-issued CMO	-	2,001	-	2,001
Privately-issued ABS	-	3,448	-	3,448
SBA certificates	-	912	-	912
Municipal bonds	-	120,426	-	120,426
Total securities available for sale	$-	$178,099	$-	$178,099

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$4,967	$4,967
Commercial real estate	-	-	5,477	5,477
Land and land development	-	-	30	30
Commercial business	-	-	192	192
Consumer	-	-	175	175
Total impaired loans	$-	$-	$10,841	$10,841

Loans held for sale:
Residential mortgage loans held for sale	$-	$727	$-	$727
SBA loans held for sale	-	24,908	-	24,908
Total loans held for sale	$-	$25,635	$-	$25,635

Loans servicing rights	$-	$-	$1,389	$1,389

Other real estate owned, held for sale:
Residential real estate	$-	$-	$310	$310
Commercial real estate	-	-	260	260
Land and land development	-	-	282	282
Total other real estate owned	$-	$-	$852	$852

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(21 – continued)

The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2016. The Company had no liabilities measured at fair value as of September 30, 2016.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2016:
Assets Measured – Recurring Basis
Trading account securities	$-	$9,255	$-	$9,255

Securities available for sale:
Agency bonds and notes	$-	$1,032	$-	$1,032
Agency mortgage-backed	-	47,405	-	47,405
Agency CMO	-	16,095	-	16,095
Privately-issued CMO	-	2,652	-	2,652
Privately-issued ABS	-	4,532	-	4,532
SBA certificates	-	1,227	-	1,227
Municipal bonds	-	101,550	-	101,550
Total securities available for sale	$-	$174,493	$-	$174,493

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$4,299	$4,299
Commercial real estate	-	-	6,298	6,298
Land and land development	-	-	241	241
Commercial business	-	-	231	231
Consumer	-	-	244	244
Total impaired loans	$-	$-	$11,313	$11,313

Loans held for sale:
Residential mortgage loans held for sale	$-	$384	$-	$384
SBA loans held for sale	-	5,087	-	5,087
Total loans held for sale	$-	$5,471	$-	$5,471

Loans servicing rights	$-	$-	$310	$310

Other real estate owned, held for sale:
Residential real estate	$-	$-	$397	$397
Commercial real estate	-	-	122	122
Total other real estate owned	$-	$-	$519	$519

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At September 30, 2017 and 2016, all impaired loans were considered to be collateral-dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At September 30, 2017 and 2016, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%.

Provisions for loan losses recognized for impaired loans for the years ended September 30, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015

Provision for loan losses recognized	$182	$43	$58

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(21 - continued)

Loans Held for Sale. Loans held for sale is comprised of residential mortgage loans and SBA loans held for sale, both of which are carried at the lower of cost or market value. The fair value of loans held for sale is based on specific prices of the underlying contracts for sale to investors, and is classified as level 2 in the fair value hierarchy.

Loan Servicing Rights. Loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At September 30, 2017, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 9.12% to 13.90% with a weighted average of 11.66% and prepayment speed assumptions ranging from 2.94% to 8.87% with a weighted average rate of 6.63%. At September 30, 2016, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 8.54% to 14.46% with a weighted average of 12.27% and prepayment speed assumptions ranging from 4.25% to 8.71% with a weighted average rate of 6.75%. Impairment of the loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company did not recognize any impairment charges on loan servicing rights for the years ended September 30, 2017 and 2016.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At September 30, 2017, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 16.1% to 58.8% with a weighted average of 46.6%. At September 30, 2016, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 34.2% with a weighted average of 24.6%.

Charges to write down real estate owned to fair value for the years ended September 30, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015

Charges to write down real estate owned	$28	$100	$73

Transfers Between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended September 30, 2017 and 2016. There were no transfers into or out of Level 3 financial assets or liabilities for the years ended September 30, 2017 and 2016. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2017 and 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(21 - continued)

Fair Value of Financial Instruments

The following tables summarize the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and 2016.

	Carrying	Fair Value Measurements Using:
(In thousands)	Amount	Level 1	Level 2	Level 3

September 30, 2017:
Financial assets:
Cash and due from banks	$11,017	$11,017	$-	$-
Interest-bearing deposits with banks	23,242	23,242	-	-
Interest-bearing time deposits	2,435	-	2,435	-
Trading account securities	7,175	-	7,175	-
Securities available for sale	178,099	-	178,099	-
Securities held to maturity	2,878	-	3,306	-

Loans, net	586,456	-	-	579,074

Residential mortgage loans held for sale	727	-	727	-
SBA loans held for sale	24,908	-	27,980	-
FRB and FHLB stock	6,936	N/A	N/A	N/A
Accrued interest receivable	3,398	-	3,398	-
Loan servicing rights (included in other assets)	1,389	-	-	1,456

Financial liabilities:
Deposits	669,382	-	-	670,050
Short-term repurchase agreements	1,348	-	1,348	-
Borrowings from FHLB	118,065	-	117,920	-
Accrued interest payable	283	-	283	-
Advance payments by borrowers for taxes and insurance	1,212	-	1,212	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(21 - continued)

	Carrying	Fair Value Measurements Using:
(In thousands)	Amount	Level 1	Level 2	Level 3

September 30, 2016:
Financial assets:
Cash and due from banks	$11,449	$11,449	$-	$-
Interest-bearing deposits with banks	17,893	17,893	-	-
Interest-bearing time deposits	3,100	-	3,114	-
Trading account securities	9,255	-	9,255	-
Securities available for sale	174,493	-	174,493	-
Securities held to maturity	3,166	-	3,654	-

Loans, net	518,611	-	-	522,560

Residential mortgage loans held for sale	384	-	384	-
SBA loans held for sale	5,087	-	5,722	-
FRB and FHLB stock	6,936	N/A	N/A	N/A
Accrued interest receivable	2,806	-	2,806	-
Loan servicing rights (included in other assets)	310	-	-	312

Financial liabilities:
Deposits	579,467	-	-	581,844
Short-term repurchase agreements	1,345	-	1,345	-
Borrowings from FHLB	121,633	-	123,794	-
Accrued interest payable	195	-	195	-
Advance payments by borrowers for taxes and insurance	1,014	-	1,014	-

The carrying amounts in the preceding tables are included in the consolidated balances sheets under the applicable captions. The contract or notional amounts of the Bank’s financial instruments with off-balance-sheet risk are disclosed in Note 20, and the fair value of these instruments is considered immaterial.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(21 - continued)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(23)	CAPITAL REQUIREMENTS AND RESTRICTION ON DIVIDENDS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company and the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer is 1.25% for 2017 and 0.625% for 2016. Management believes that the Company and Bank met all capital adequacy requirements to which they are subject as of September 30, 2017 and 2016.

As of September 30, 2017, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(23 - continued)

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk in either year.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2017:

Total capital (to risk-weighted assets):
Consolidated	$88,179	12.69%	$55,587	8.00%	N/A	N/A
Bank	84,720	12.22%	55,476	8.00%	$69,345	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	$80,087	11.53%	$41,690	6.00%	N/A	N/A
Bank	76,628	11.05%	41,607	6.00%	$55,476	8.00%

Common equity tier I capital (to risk-weighted assets):
Consolidated	$80,087	11.53%	$31,267	4.50%	N/A	N/A
Bank	76,628	11.05%	31,205	4.50%	$45,074	6.50%

Tier I capital (to average adjusted total assets):
Consolidated	$80,087	9.14%	$35,031	4.00%	N/A	N/A
Bank	76,628	8.79%	34,887	4.00%	$43,608	5.00%

As of September 30, 2016:

Total capital (to risk-weighted assets):
Consolidated	$72,227	11.82%	$48,874	8.00%	N/A	N/A
Bank	69,056	11.33%	48,748	8.00%	$60,934	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	$65,105	10.66%	$36,655	6.00%	N/A	N/A
Bank	61,934	10.16%	36,561	6.00%	$48,748	8.00%

Common equity tier I capital (to risk-weighted assets):
Consolidated	$65,105	10.66%	$27,491	4.50%	N/A	N/A
Bank	61,934	10.16%	27,420	4.50%	$39,607	6.50%

Tier I capital (to average adjusted total assets):
Consolidated	$65,105	8.43%	$30,881	4.00%	N/A	N/A
Bank	61,934	8.09%	30,621	4.00%	$38,277	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(23 - continued)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(24)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets

	As of September 30,
(In thousands)	2017	2016

Assets:
Cash and due from banks	$1,290	$849
Time deposits	10	-
Other assets	566	662
Investment in subsidiaries	91,681	85,464
	$93,547	$86,975
Liabilities and Equity:
Accrued expenses	432	395
Stockholders' equity	93,115	86,580
	$93,547	$86,975

Statements of Income

	Years Ended September 30,
(In thousands)	2017	2016	2015

Dividend income from subsidiaries	$1,850	$4,000	$8,500
Other income	-	-	2
Other operating expenses	(778)	(1,027)	(1,650)

Income before income taxes and equity in undistributed net income of subsidiaries	1,072	2,973	6,852

Income tax benefit	239	282	414

Income before equity in undistributed net income of subsidiaries	1,311	3,255	7,266

Equity in undistributed net income of subsidiaries	8,002	4,656	(515)

Net income	$9,313	$7,911	$6,751

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(24 - continued)

Statements of Cash Flows

	Years Ended September 30,
(In thousands)	2017	2016	2015

Operating Activities:
Net income	$9,313	$7,911	$6,751
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(8,002)	(4,656)	515
ESOP and stock compensation expense	176	628	1,108
Net change in other assets and liabilities	131	368	67
Net cash provided by operating activities	1,618	4,251	8,441

Investing Activities:
Investment in interest-bearing time deposits	(10)	-	-
Net cash used by investing activities	(10)	-	-

Financing Activities:
Redemption of preferred stock	-	(17,120)	-
Exercise of stock options	62	169	159
Purchase of treasury stock	-	-	(132)
Dividends paid	(1,229)	(1,172)	(1,166)
Net cash used in financing activities	(1,167)	(18,123)	(1,139)

Net increase (decrease) in cash and due from banks	441	(13,872)	7,302

Cash and due from banks at beginning of year	849	14,721	7,419

Cash and due from banks at end of year	$1,290	$849	$14,721

(25)	CONCENTRATION OF CREDIT RISK

At September 30, 2017 and 2016, the Bank had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $7.2 million and $7.5 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(26)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended September 30,
(In thousands)	2017	2016	2015

Cash payments for:
Interest	$4,400	$4,218	$3,890
Income taxes (net of refunds received)	(598)	743	914

Non-cash activities:
Transfers from (to) loans held for sale (from) to loans	(854)	1,319	-
Transfers from loans to other real estate owned	703	648	814
Proceeds from sales of other real estate owned financed through loans	189	299	340
Proceeds from sales of premises, equipment and real estate development financed through loans	-	8,950	-
Cashless exercise of stock options	294	179	119

(27)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

September 30, 2017:
Interest income	$8,011	$8,219	$8,664	$9,023
Interest expense	1,022	1,032	1,132	1,271
Net interest income	6,989	7,187	7,532	7,752
Provision for loan losses	306	375	321	299
Net interest income after provision for loan losses	6,683	6,812	7,211	7,453
Noninterest income	1,875	1,861	2,123	2,766
Noninterest expenses	5,540	6,066	6,305	7,040
Income before income taxes	3,018	2,607	3,029	3,179
Income tax expense	681	413	586	840

Net income	2,337	2,194	2,443	2,339

Less: Preferred stock dividends declared	-	-	-	-

Net income available to common shareholders	$2,337	$2,194	$2,443	$2,339

Net income per common share, basic	$1.06	$0.99	$1.10	$1.05

Net income per common share, diluted	$1.00	$0.94	$1.04	$0.99

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(27 - continued)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

September 30, 2016:
Interest income	$7,126	$7,147	$7,422	$7,761
Interest expense	968	1,028	1,115	1,056
Net interest income	6,158	6,119	6,307	6,705
Provision for loan losses	-	125	303	209
Net interest income after provision for loan losses	6,158	5,994	6,004	6,496
Noninterest income	1,444	1,262	(2,576)	3,242
Noninterest expenses	5,892	5,232	5,590	5,721
Income (loss) before income taxes	1,710	2,024	(2,162)	4,017
Income tax expense (benefit)	467	389	(4,389)	1,211

Net income	1,243	1,635	2,227	2,806

Less: Preferred stock dividends declared	43	19	-	-

Net income available to common shareholders	$1,200	$1,616	$2,227	$2,806

Net income per common share, basic	$0.55	$0.73	$1.01	$1.27

Net income per common share, diluted	$0.52	$0.70	$0.97	$1.22

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(27 - continued)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

September 30, 2015:
Interest income	$7,009	$6,924	$6,915	$7,139
Interest expense	931	952	933	962
Net interest income	6,078	5,972	5,982	6,177
Provision for loan losses	207	212	208	232
Net interest income after provision for loan losses	5,871	5,760	5,774	5,945
Noninterest income	1,111	1,078	1,937	1,850
Noninterest expenses	5,374	4,876	5,197	5,552
Income before income taxes	1,608	1,962	2,514	2,243
Income tax expense	408	435	318	415

Net income	1,200	1,527	2,196	1,828

Less: Preferred stock dividends declared	43	43	43	42

Net income available to common shareholders	$1,157	$1,484	$2,153	$1,786

Net income per common share, basic	$0.55	$0.69	$1.00	$0.83

Net income per common share, diluted	$0.52	$0.66	$0.95	$0.80

(28)	SEGMENT REPORTING

The Company’s operations include two primary segments: core banking and SBA lending. The core banking segment originates residential, commercial and consumer loans and attracts deposits from its customer base. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core banking segment. The SBA lending segment originates loans guaranteed by the SBA, subsequently selling the guaranteed portion to outside investors. Net gains on sales of loans and net interest income are the primary sources of revenue for the SBA lending segment.

The core banking segment is comprised primarily by the Bank and First Savings Investments, Inc., while the SBA lending segment’s revenues are comprised primarily of net interest income and gains on the sales of SBA loans generated by Q2 beginning January 1, 2017 and SBA loan related income of the Bank prior to the formation of Q2.

The following segment financial information has been derived from the internal financial statements of the Company which are used by management to monitor and manage financial performance. The accounting policies of the two segments are the same as those of the Company. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the column labeled “Other” below, along with amounts to eliminate transactions between segments.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(28 - continued)

	Core Banking	SBA Lending	Other	Consolidated Totals
	(In thousands)
Year Ended September 30, 2017:
Net interest income	$27,637	$1,802	$21	$29,460
Net gains on sales of loans, SBA	-	4,204	-	4,204
Noncash items:
Provision for loan losses	868	433	-	1,301
Depreciation and amortization	1,120	44	-	1,164
Income tax expense (benefit)	2,754	-	(234)	2,520
Segment profit	7,109	1,924	280	9,313
Segment assets at September 30, 2017	885,669	51,821	(46,357)	891,133

	Core Banking	SBA Lending	Other	Consolidated Totals
	(In thousands)
Year Ended September 30, 2016:
Net interest income	$24,880	$390	$19	$25,289
Net gains on sales of loans, SBA	-	715	-	715
Noncash items:
Provision for loan losses	501	136	-	637
Depreciation and amortization	1,426	35	-	1,461
Income tax benefit	(2,045)	-	(277)	(2,322)
Segment profit (loss)	9,604	(1,830)	137	7,911
Segment assets at September 30, 2016	785,287	11,954	(725)	796,516

	Core Banking	SBA Lending	Other	Consolidated Totals
	(In thousands)
Year Ended September 30, 2015:
Net interest income	$24,056	$145	$8	$24,209
Net gains on sales of loans, SBA	-	413	-	413
Noncash items:
Provision for loan losses	859	-	-	859
Depreciation and amortization	1,442	10	-	1,452
Income tax expense (benefit)	1,989	-	(413)	1,576
Segment profit (loss)	7,201	(139)	(311)	6,751
Segment assets at September 30, 2015	741,952	6,073	1,921	749,946

(29)	PENDING ACQUISITION

On July 21, 2017, the Company entered into a definitive agreement to acquire Dearmin Bancorp, Inc. (“Dearmin”) and its majority owned subsidiary, The First National Bank of Odon (“FNBO”) pursuant to which FNBO will be merged into the Bank. The all-cash transaction is valued at $10.6 million, subject to possible adjustment. The closing of the transaction is subject to certain customary conditions, including shareholder and regulatory approval. Closing is expected to occur in the first calendar quarter of 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

(30)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended September 30, 2017, 2016 and 2015.

	Years Ended September 30,
(In thousands, except share and per share data)	2017	2016	2015

Basic:			-
Earnings:			-
Net income	$9,313	$7,911	$6,751
Less: Preferred stock dividends declared	-	(62)	(171)
Net income available to common shareholders	$9,313	$7,849	$6,580

Shares:
Weighted average common shares outstanding	2,219,088	2,200,258	2,140,632
Net income per common share, basic	$4.20	$3.57	$3.07

Diluted:
Earnings:
Net income	$9,313	$7,911	$6,751
Less: Preferred stock dividends declared	-	(62)	(171)
Net income available to common shareholders	$9,313	$7,849	$6,580

Shares:
Weighted average common shares outstanding	2,219,088	2,200,258	2,140,632
Add: Dilutive effect of outstanding options	123,557	103,370	101,862
Add: Dilutive effect of restricted stock	3,363	-	5,472
Weighted average common shares outstanding, as adjusted	2,346,008	2,303,628	2,247,966
Net income per common share, diluted	$3.97	$3.41	$2.93

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.