Form 10-Q
period 2017-12-31
First Savings Financial Group Inc
filed 2018-02-09
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________

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

The number of shares outstanding of the registrant’s common stock as of February 5, 2018 was 2,260,940.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
(In thousands, except share and per share data)	2017	2017

ASSETS
Cash and due from banks	$10,018	$11,017
Interest-bearing deposits with banks	29,013	23,242
Total cash and cash equivalents	39,031	34,259

Interest-bearing time deposits	2,680	2,435
Trading account securities, at fair value	6,639	7,175
Securities available for sale, at fair value	176,494	178,099
Securities held to maturity	2,844	2,878

Loans held for sale, residential mortgage	123	727
Loans held for sale, Small Business Administration	29,186	24,908
Loans, net of allowance for loan losses of $8,511 and $8,092	616,993	586,456

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	9,499	6,936
Premises and equipment	11,155	11,270
Other real estate owned, held for sale	211	852
Accrued interest receivable:
Loans	2,166	1,907
Securities	1,827	1,491
Cash surrender value of life insurance	18,404	18,297
Goodwill	7,936	7,936
Core deposit intangibles	607	693
Other assets	4,357	4,814

Total Assets	$930,152	$891,133

LIABILITIES
Deposits:
Noninterest-bearing	$101,213	$96,283
Interest-bearing	574,236	573,099
Total deposits	675,449	669,382

Repurchase agreements	1,349	1,348
Borrowings from Federal Home Loan Bank	150,000	118,065
Accrued interest payable	329	283
Advance payments by borrowers for taxes and insurance	783	1,212
Accrued expenses and other liabilities	6,835	7,728
Total Liabilities	834,745	798,018

EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,561,207 shares (2,559,307 at September 30, 2017); outstanding 2,251,539 shares (2,242,454 shares September 30, 2017)	26	25
Additional paid-in capital	27,872	27,798
Retained earnings - substantially restricted	70,674	67,583
Accumulated other comprehensive income	3,142	4,158
Unearned stock compensation	(619)	(571)
Less treasury stock, at cost - 309,668 shares (316,853 shares at September 30, 2017)	(5,775)	(5,878)
Total First Savings Financial Group, Inc. Stockholders' Equity	95,320	93,115

Noncontrolling interest in subsidiary	87	-
Total Equity	95,407	93,115

Total Liabilities and Equity	$930,152	$891,133

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December, 31
(In thousands, except share and per share data)	2017	2016

INTEREST INCOME
Loans, including fees	$7,687	$6,346
Securities:
Taxable	777	937
Tax-exempt	801	627
Dividend income	90	79
Interest-bearing deposits with banks	71	22
Total interest income	9,426	8,011

INTEREST EXPENSE
Deposits	862	612
Federal funds purchased	-	3
Repurchase agreements	1	1
Borrowings from Federal Home Loan Bank	510	406
Total interest expense	1,373	1,022

Net interest income	8,053	6,989
Provision for loan losses	462	306

Net interest income after provision for loan losses	7,591	6,683

NONINTEREST INCOME
Service charges on deposit accounts	377	336
Net gain (loss) on trading account securities	150	(282)
Net gain on sales of loans, residential mortgage	115	151
Net gain on sales of loans, Small Business Administration	1,539	854
Increase in cash surrender value of life insurance	107	109
Gain on life insurance	-	189
Commission income	128	66
Net gain on sale of premises and equipment	7	7
Other income	483	445
Total noninterest income	2,906	1,875

NONINTEREST EXPENSE
Compensation and benefits	4,011	3,541
Occupancy and equipment	742	600
Data processing	347	374
Advertising	117	107
Professional fees	373	205
FDIC insurance premiums	119	110
Net gain on other real estate owned	(156)	(90)
Other operating expenses	829	693
Total noninterest expense	6,382	5,540
Income before income taxes	4,115	3,018
Income tax expense	622	681
Net Income	3,493	2,337
Less: net income attributable to noncontrolling interest	87	-
Net Income Attributable to First Savings Financial Group, Inc.	$3,406	$2,337

Net income per share:
Basic	$1.53	$1.06
Diluted	$1.44	$1.00

Weighted average shares outstanding:
Basic	2,228,256	2,205,309
Diluted	2,358,935	2,329,514

Dividends per share	$0.14	$0.13

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	December, 31
(In thousands)	2017	2016

Net Income	$3,493	$2,337

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period	(1,566)	(5,484)
Income tax benefit	550	1,921
Net of tax amount	(1,016)	(3,563)

Other Comprehensive Loss	(1,016)	(3,563)

Comprehensive Income (Loss)	2,477	(1,226)

Less: comprehensive income attributable to noncontrolling interest	87	-

Comprehensive income (loss) attributable to First Savings Financial Group, Inc.	$2,390	$(1,226)

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Unearned		Noncontrolling
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Interest in
(In thousands, except share and per share data)	Stock	Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total

Three Months Ended December 31, 2016:
Balances at October 1, 2016	$25	$27,182	$59,499	$5,944	$-	$(6,070)	$-	$86,580

Net income	-	-	2,337	-	-	-	-	2,337

Other comprehensive loss	-	-	-	(3,563)	-	-	-	(3,563)

Common stock dividends ($0.13 per share)	-	-	(288)	-	-	-	-	(288)

Restricted stock grants - 17,265 shares	-	692	-	-	(692)	-	-	-

Stock compensation expense	-	8	-	-	17	-	-	25

Stock options exercises - 2,000 shares	-	(10)	-	-	-	36	-	26

Balances at December 31, 2016	$25	$27,872	$61,548	$2,381	$(675)	$(6,034)	$-	$85,117

Three Months Ended December 31, 2017:
Balances at October 1, 2017	$25	$27,798	$67,583	$4,158	$(571)	$(5,878)	$-	$93,115

Net income	-	-	3,406	-	-	-	87	3,493

Other comprehensive loss	-	-	-	(1,016)	-	-	-	(1,016)

Common stock dividends ($0.14 per share)	-	-	(315)	-	-	-	-	(315)

Restricted stock grants - 1,500 shares	1	84	-	-	(85)	-	-	-

Stock compensation expense	-	17	-	-	37	-	-	54

Stock option exercises - 8,400 shares	-	(27)	-	-	-	149	-	122

Purchase of 815 treasury shares	-	-	-	-	-	(46)	-	(46)

Balances at December 31, 2017	$26	$27,872	$70,674	$3,142	$(619)	$(5,775)	$87	$95,407

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December, 31
(In thousands)	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,493	$2,337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	462	306
Depreciation and amortization	300	293
Amortization of premiums and accretion of discounts on securities, net	146	201
Decrease in trading account securities	536	117
Loans originated for sale	(48,992)	(32,929)
Proceeds on sales of loans	49,096	22,719
Net gain on sales of loans	(1,654)	(1,005)
Net realized and unrealized gain on other real estate owned	(180)	(113)
Gain on life insurance	-	(189)
Increase in cash surrender value of life insurance	(107)	(109)
Net gain on sale of premises and equipment	(7)	(7)
Deferred income taxes	177	333
Stock compensation expense	54	25
Increase in accrued interest receivable	(595)	(540)
Increase in accrued interest payable	46	6
Change in other assets and liabilities, net	(2,194)	(1,159)
Net Cash Provided By (Used In) Operating Activities	581	(9,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(490)	-
Proceeds from maturities of interest-bearing time deposits	245	245
Purchase of securities available for sale	(4,112)	(11,222)
Proceeds from maturities of securities available for sale	355	560
Proceeds from maturities of securities held to maturity	25	25
Principal collected on securities	3,652	6,161
Net increase in loans	(30,640)	(16,344)
Purchase of Federal Home Loan Bank stock	(2,563)	-
Proceeds from sale of other real estate owned	484	-
Purchase of premises and equipment	(100)	(120)
Net Cash Used In Investing Activities	(33,144)	(20,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	6,067	45,479
Net increase in repurchase agreements	1	1
Decrease in Federal Home Loan Bank line of credit	(18,065)	(16,637)
Proceeds from Federal Home Loan Bank advances	94,500	-
Repayment of Federal Home Loan Bank advances	(44,500)	-
Net decrease in advance payments by borrowers for taxes and insurance	(429)	(343)
Proceeds from exercise of stock options	122	26
Purchase of treasury stock	(46)	-
Dividends paid on common stock	(315)	(288)
Net Cash Provided By Financing Activities	37,335	28,238

Net Increase (Decrease) in Cash and Cash Equivalents	4,772	(2,171)

Cash and cash equivalents at beginning of period	34,259	29,342

Cash and Cash Equivalents at End of Period	$39,031	$27,171

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

On April 25, 2017, the Bank formed Q2 Business Capital, LLC (“Q2”), which is an Indiana limited liability company that specializes in the origination and servicing of U.S. Small Business Administration (“SBA”) loans. The Bank owns 51% of Q2 with the option to purchase the minority interest between July 1, 2020 and September 30, 2020. In accordance with Q2’s operating agreement, the Bank was allocated the first $1.7 million of Q2’s cumulative net income with any additional profits and losses allocated 51% to the Bank and 49% to Q2’s minority members.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of December 31, 2017, the results of operations for the three month periods ended December 31, 2017 and 2016, and the cash flows for the three month periods ended December 31, 2017 and 2016. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements, conform to general practices within the banking industry and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2017 included in the Company’s Annual Report on Form 10-K.

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

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At December 31, 2017 and September 30, 2017, trading account securities recorded at fair value totaled $6.6 million and $7.2 million, respectively, and were comprised of investment grade municipal bonds. During the three month period ended December 31, 2017, the Company reported a net gain on trading account securities of $150,000. During the three month period ended December 31, 2016, the Company reported a net loss on trading account securities of $282,000.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
December 31, 2017:
Securities available for sale:

Agency mortgage-backed	$34,302	$251	$235	$34,318
Agency CMO	13,516	19	171	13,364
Privately-issued CMO	1,704	188	36	1,856
Privately-issued ABS	2,427	712	-	3,139
SBA certificates	859	-	2	857
Municipal bonds	118,826	4,438	304	122,960

Total securities available for sale	$171,634	$5,608	$748	$176,494

Securities held to maturity:

Agency mortgage-backed	$171	$14	$-	$185
Municipal bonds	2,673	370	-	3,043

Total securities held to maturity	$2,844	$384	$-	$3,228

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(In thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
September 30, 2017:
Securities available for sale:

Agency mortgage-backed	$36,439	$382	$85	$36,736
Agency CMO	14,605	37	66	14,576
Privately-issued CMO	1,825	204	28	2,001
Privately-issued ABS	2,691	757	-	3,448
SBA certificates	913	-	1	912
Municipal bonds	115,193	5,409	176	120,426

Total securities available for sale	$171,666	$6,789	$356	$178,099

Securities held to maturity:

Agency mortgage-backed	$179	$16	$-	$195
Municipal bonds	2,699	412	-	3,111

Total securities held to maturity	$2,878	$428	$-	$3,306

The amortized cost and fair value of investment securities as of December 31, 2017 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$1,055	$1,064	$232	$262
Due after one year through five years	16,980	17,648	1,000	1,132
Due after five years through ten years	22,802	23,920	992	1,137
Due after ten years	77,989	80,328	449	512
CMO	15,220	15,220	-	-
ABS	2,427	3,139	-	-
SBA certificates	859	857	-	-
Mortgage-backed securities	34,302	34,318	171	185

	$171,634	$176,494	$2,844	$3,228

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at December 31, 2017 and September 30, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

(Dollars in thousands)	Number of Investment Positions	Fair Value	Gross Unrealized Losses
December 31, 2017:
Securities available for sale:
Continuous loss position less than twelve months:

Agency mortgage-backed	15	$16,471	$110
Agency CMO	7	6,116	51
Privately-issued CMO	2	102	36
SBA certificates	1	857	2
Municipal bonds	21	10,204	103

Total less than twelve months	46	33,750	302

Continuous loss position more than twelve months:

Agency mortgage-backed	6	5,756	125
Agency CMO	8	6,978	120
Municipal bonds	5	4,793	201

Total more than twelve months	19	17,527	446

Total securities available for sale	65	$51,277	$748

September 30, 2017:
Securities available for sale:
Continuous loss position less than twelve months:

Agency mortgage-backed	12	$13,332	$85
Agency CMO	9	9,062	52
Privately-issued CMO	2	113	28
Municipal bonds	9	6,522	157

Total less than twelve months	32	29,029	322

Continuous loss position more than twelve months:

Agency CMO	3	2,605	14
SBA certificates	1	912	1
Municipal bonds	1	513	19

Total more than twelve months	5	4,030	34

Total securities available for sale	37	$33,059	$356

At December 31, 2017 and September 30, 2017, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at December 31, 2017, which consisted of U.S. government agency mortgage backed securities, agency CMOs, privately issued CMOs and municipal bonds, had a fair value as a percentage of amortized cost of 98.58%. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At December 31, 2017, the Company held fifteen privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $1.7 million and fair value of $2.4 million that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various nationally recognized statistical rating organizations.

At December 31, 2017, two privately-issued CMO were in loss positions and had depreciated approximately 26.03% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $102,000 and a total unrealized loss of $36,000 at December 31, 2017, and were rated below investment grade by NRSROs. Based on the independent third party analysis of the expected cash flows, management has determined that no other-than-temporary impairment is required to be recognized on the privately issued CMO and ABS portfolios. While the Company did not recognize a credit related impairment loss at December 31, 2017, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit related impairment charge.

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

During the three month periods ended December 31, 2017 and 2016, the Company did not realize any gross gains or losses on sales of available for sale securities.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at December 31, 2017 and September 30, 2017, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at December 31, 2017 and September 30, 2017 consisted of the following:

(In thousands)	December 31, 2017	September 30, 2017

Real estate mortgage:
1-4 family residential	$172,982	$171,863
Commercial	292,159	273,106
Multifamily residential	20,127	21,121
Residential construction	20,119	15,088
Commercial construction	22,455	18,385
Land and land development	9,522	9,733
Commercial business	54,469	52,724

Consumer:
Home equity	23,260	22,939
Auto	7,786	7,057
Other consumer	2,349	2,323
Total Loans	625,228	594,339

Deferred loan origination fees and costs, net	276	209
Allowance for loan losses	(8,511)	(8,092)

Loans, net	$616,993	$586,456

During the three month period ended December 31, 2017, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

At December 31, 2017 and September 30, 2017, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $1.6 million and $1.6 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of December 31, 2017:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$172,982	$292,159	$20,127	$42,574	$9,522	$54,469	$33,395	$625,228

Accrued interest receivable	510	1,077	38	201	36	247	57	2,166

Net deferred loan origination fees and costs	22	91	(13)	9	2	187	(22)	276

Recorded investment in loans	$173,514	$293,327	$20,152	$42,784	$9,560	$54,903	$33,430	$627,670

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$5,001	$6,816	$-	$-	$29	$355	$205	$12,406

Collectively evaluated for impairment	168,513	286,511	20,152	42,784	9,531	54,548	33,225	615,264

Ending balance	$173,514	$293,327	$20,152	$42,784	$9,560	$54,903	$33,430	$627,670

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of September 30, 2017:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$171,863	$273,106	$21,121	$33,473	$9,733	$52,724	$32,319	$594,339

Accrued interest receivable	493	929	37	137	31	221	59	1,907

Net deferred loan origination fees and costs	50	26	(15)	(17)	2	184	(21)	209

Recorded investment in loans	$172,406	$274,061	$21,143	$33,593	$9,766	$53,129	$32,357	$596,455

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,969	$5,477	$-	$-	$30	$192	$196	$10,864

Collectively evaluated for impairment	167,437	268,584	21,143	33,593	9,736	52,937	32,161	585,591

Ending balance	$172,406	$274,061	$21,143	$33,593	$9,766	$53,129	$32,357	$596,455

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of December 31, 2017 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$2	$-	$-	$-	$-	$-	$6	$8

Collectively evaluated for impairment	231	6,106	102	903	219	816	126	8,503

Ending balance	$233	$6,106	$102	$903	$219	$816	$132	$8,511

An analysis of the allowance for loan losses as of September 30, 2017 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$2	$-	$-	$-	$-	$-	$21	$23

Collectively evaluated for impairment	250	5,739	106	810	223	839	102	8,069

Ending balance	$252	$5,739	$106	$810	$223	$839	$123	$8,092

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2017 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$252	$5,739	$106	$810	$223	$839	$123	$8,092
Provisions	(18)	367	(4)	93	(4)	(23)	51	462
Charge-offs	(13)	-	-	-	-	-	(52)	(65)
Recoveries	12	-	-	-	-	-	10	22

Ending balance	$233	$6,106	$102	$903	$219	$816	$132	$8,511

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2016 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$335	$5,160	$109	$845	$295	$284	$94	$7,122
Provisions	(9)	153	(4)	181	(34)	13	6	306
Charge-offs	(17)	-	-	-	-	-	(18)	(35)
Recoveries	3	-	-	-	-	13	10	26

Ending balance	$312	$5,313	$105	$1,026	$261	$310	$92	$7,419

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of December 31, 2017 and for the three months ended December 31, 2017 and 2016.

	At December 31, 2017			Three Months Ended December 31,
				2017	2017	2016	2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,756	$5,173	$-	$5,035	$36	$4,094	$33
Commercial real estate	6,816	6,986	-	6,373	64	6,354	48
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	29	29	-	29	-	238	-
Commercial business	355	363	-	239	2	217	2
Consumer	104	104	-	97	1	178	1

	$12,060	$12,655	$-	$11,773	$103	$11,081	$84

Loans with an allowance recorded:
Residential real estate	$245	$274	$2	$290	$-	$460	$-
Commercial real estate	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	101	101	6	112	-	82	-

	$346	$375	$8	$402	$-	$542	$-

Total:
Residential real estate	$5,001	$5,447	$2	$5,325	$36	$4,554	$33
Commercial real estate	6,816	6,986	-	6,373	64	6,354	48
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	29	29	-	29	-	238	-
Commercial business	355	363	-	239	2	217	2
Consumer	205	205	6	209	1	260	1

	$12,406	$13,030	$8	$12,175	$103	$11,623	$84

The Company did not recognize any interest income using the cash receipts method during the three-month periods ended December 31, 2017 and 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2017.

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$4,745	$4,980	$-
Commercial real estate	5,477	5,645	-
Multifamily	-	-	-
Construction	-	-	-
Land and land development	30	30	-
Commercial business	192	199	-
Consumer	95	95	-
	$10,539	$10,949	$-

Loans with an allowance recorded:
Residential real estate	$224	$268	$2
Commercial real estate	-	-	-
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	-	-	-
Consumer	101	101	21
	$325	$369	$23

Total:
Residential real estate	$4,969	$5,248	$2
Commercial real estate	5,477	5,645	-
Multifamily	-	-	-
Construction	-	-	-
Land and land development	30	30	-
Commercial business	192	199	-
Consumer	196	196	21
	$10,864	$11,318	$23

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2017:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,507	$247	$2,754
Commercial real estate	78	-	78
Multifamily	-	-	-
Construction	-	-	-
Land and land development	29	-	29
Commercial business	-	-	-
Consumer	110	-	110

Total	$2,724	$247	$2,971

The following table presents the recorded investment in nonperforming loans at September 30, 2017:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,358	$83	$2,441
Commercial real estate	1,253	-	1,253
Multifamily	-	-	-
Construction	-	-	-
Land and land development	30	-	30
Commercial business	81	-	81
Consumer	101	10	111

Total	$3,823	$93	$3,916

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$1,937	$1,528	$1,754	$5,219	$168,295	$173,514
Commercial real estate	555	410	-	965	292,362	293,327
Multifamily	-	-	-	-	20,152	20,152
Construction	-	-	-	-	42,784	42,784
Land and land development	-	-	-	-	9,560	9,560
Commercial business	174	-	-	174	54,729	54,903
Consumer	102	9	-	111	33,319	33,430

Total	$2,768	$1,947	$1,754	$6,469	$621,201	$627,670

The following table presents the aging of the recorded investment in past due loans at September 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,288	$1,255	$1,540	$5,083	$167,323	$172,406
Commercial real estate	-	-	-	-	274,061	274,061
Multifamily	176	-	-	176	20,967	21,143
Construction	-	-	-	-	33,593	33,593
Land and land development	48	-	30	78	9,688	9,766
Commercial business	201	-	-	201	52,928	53,129
Consumer	29	11	10	50	32,307	32,357

Total	$2,742	$1,266	$1,580	$5,588	$590,867	$596,455

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of December 31, 2017, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$166,980	$286,472	$19,630	$41,585	$9,531	$52,163	$33,251	$609,612
Special Mention	407	2,703	522	1,199	-	2,484	11	7,326
Substandard	5,971	4,152	-	-	29	256	163	10,571
Doubtful	156	-	-	-	-	-	5	161
Loss	-	-	-	-	-	-	-	-

Total	$173,514	$293,327	$20,152	$42,784	$9,560	$54,903	$33,430	$627,670

As of September 30, 2017, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$165,192	$268,481	$20,299	$33,500	$9,736	$52,398	$32,172	$581,778
Special Mention	895	1,982	844	93	-	641	53	4,508
Substandard	6,152	3,598	-	-	30	90	111	9,981
Doubtful	167	-	-	-	-	-	21	188
Loss	-	-	-	-	-	-	-	-

Total	$172,406	$274,061	$21,143	$33,593	$9,766	$53,129	$32,357	$596,455

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

The following table summarizes the Company’s recorded investment in TDRs at December 31, 2017 and September 30, 2017. There was no specific reserve included in the allowance for loan losses related to TDRs at December 31, 2017 and September 30, 2017.

	Accruing	Nonaccrual	Total
	(In thousands)
December 31, 2017:
Residential real estate	$2,494	$26	$2,520
Commercial real estate	6,738	78	6,816
Commercial business	355	-	355
Consumer	95	-	95
Total	$9,682	$104	$9,786

September 30, 2017:
Residential real estate	$2,610	$25	$2,635
Commercial real estate	4,225	1,253	5,478
Commercial business	111	82	193
Consumer	95	-	95
Total	$7,041	$1,360	$8,401

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three month period ended December 31, 2017:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(Dollar in thousands)
Three Months Ended December 31, 2017:
Commercial real estate	1	$1,674	$1,674
Commercial business	1	170	170
Consumer	1	3	3
Total	3	$1,847	$1,847

There were no TDRs that were restructured during the three month period ended December 31, 2016.

For the TDRs listed above, the terms of modification included deferral of contractual principal and interest payments, reduction of the stated interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

At December 31, 2017 and September 30, 2017, the Company had committed to lend $1,000 and $17,000, respectively, to customers with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the three month periods ended December 31, 2017 and 2016. There was no specific allowance for loan losses related to TDRs modified during the three month periods ended December 31, 2017 and 2016. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three month periods ended December 31, 2017 and 2016, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

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

The unpaid principal balance of SBA loans serviced for others was $77.7 million, $61.2 million and $24.3 million at December 31, 2017, September 30, 2017 and December 31, 2016, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $2,000 and $43,000 for the three month periods ended December 31, 2017 and 2016, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans of $150,000 for the three month period ended December 31, 2017 and net servicing costs of $15,000 for the three month period ended December 31, 2016 are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three month periods ended December 31, 2017 and 2016 is as follows:

(In thousands)	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016

Balance, beginning of period	$1,389	$310
Servicing rights resulting from transfers of loans	429	261
Amortization	(72)	(12)
Change in valuation allowance	-	-

Balance, end of period	$1,746	$559

Residential mortgage loans originated for sale in the secondary market continue to be sold with servicing released.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Investment in Historic Tax Credit Entity

On October 15, 2014, the Bank entered into an agreement to participate in the rehabilitation of a certified historic structure located in Louisville, Kentucky with a regional commercial developer. As part of the agreement, the Bank committed to invest $4.2 million into a limited liability company organized in Kentucky by the commercial developer, for which it received a 99% equity interest in the entity and will receive an allocation of 99% of the operating profit and losses and any historic tax credits generated by the entity. The tax credits initially expected to be allocated to the Bank include federal rehabilitation investment credits totaled $4.7 million available under Internal Revenue Code Section 47. Subsequently, during the quarter ended March 31, 2017, the estimate of tax credits increased to $5.0 million and the Company’s investment in equity increased to $4.5 million, or 90% of the anticipated credits to be received.

The Bank’s investment in the historic tax credit entity is accounted for using the equity method of accounting. During the three month periods ended December 31, 2017 and 2016, the Bank did not recognize a loss on its investment or tax credits. At December 31, 2017, there were no unfunded capital contribution commitments.

5.	Deposits

Deposits at December 31, 2017 and September 30, 2017 consisted of the following:

(In thousands)	December 31, 2017	September 30, 2017

Noninterest-bearing demand deposits	$101,213	$96,283
NOW accounts	205,758	182,068
Money market accounts	70,212	70,775
Savings accounts	92,064	90,360
Retail time deposits	123,136	123,010
Brokered time deposits	83,066	106,886

Total	$675,449	$669,382

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	Supplemental Disclosure for Earnings Per Share

Earnings per share information is presented below for the three month periods ended December 31, 2017 and 2016.

	Three Months Ended
	December 31,
(Dollars in thousands, except per share data)	2017	2016

Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$3,406	$2,337

Shares:
Weighted average shares outstanding	2,228,256	2,205,309

Net income per share, basic	$1.53	$1.06

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$3,406	$2,337

Shares:
Weighted average shares outstanding	2,228,256	2,205,309
Add: Dilutive effect of outstanding options	124,466	124,205
Add: Dilutive effect of nonvested restricted stock	6,213	-
Weighted average shares outstanding, as adjusted	2,358,935	2,329,514

Net income per share, diluted	$1.44	$1.00

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive stock options or restricted stock awards excluded from the calculation of diluted net income per share for the three month period ended December 31, 2017. Stock options for 51,295 shares of stock and restricted stock awards of 17,265 shares were excluded from the calculation of diluted net income per share for the three-month period ended December 31, 2016, because their effect was antidilutive.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2017	2016
	(In thousands)
Cash payments for:
Interest	$1,333	$1,025
Income taxes (net of refunds received)	(723)	-

Transfers from loans held for sale to loans	851	-

Transfers from loans to foreclosed real estate	-	34

Proceeds from sales of foreclosed real estate financed through loans	337	-

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2017 and September 30, 2017. The Company had no liabilities measured at fair value as of December 31, 2017 or September 30, 2017.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2017:
Assets Measured - Recurring Basis:
Trading account securities	$-	$6,639	$-	$6,639

Securities available for sale:
Agency mortgage-backed	$-	$34,318	$-	$34,318
Agency CMO	-	13,364	-	13,364
Privately issued CMO	-	1,856	-	1,856
Privately issued ABS	-	3,139	-	3,139
SBA certificates	-	857	-	857
Municipal	-	122,960	-	122,960
Total securities available for sale	$-	$176,494	$-	$176,494

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,999	$4,999
Commercial real estate	-	-	6,816	6,816
Land and land development	-	-	29	29
Commercial business	-	-	355	355
Consumer	-	-	199	199
Total impaired loans	$-	$-	$12,398	$12,398

Loans held for sale:
Residential mortgage loans held for sale	$-	$123	$-	$123
SBA loans held for sale	-	29,186	-	29,186
Total loans held for sale	$-	$29,309	$-	$29,309

Loan servicing rights	$-	$-	$1,746	$1,746

Other real estate owned, held for sale:
Residential real estate	$-	$-	$69	$69
Commercial real estate	-	-	142	142
Total other real estate owned	$-	$-	$211	$211

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2017:
Assets Measured - Recurring Basis:
Trading account securities	$-	$7,175	$-	$7,175

Securities available for sale:
Agency mortgage-backed	$-	$36,736	$-	$36,736
Agency CMO	-	14,576	-	14,576
Privately-issued CMO	-	2,001	-	2,001
Privately-issued ABS	-	3,448	-	3,448
SBA certificates	-	912	-	912
Municipal	-	120,426	-	120,426
Total securities available for sale	$-	$178,099	$-	$178,099

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,967	$4,967
Commercial real estate	-	-	5,477	5,477
Land and land development	-	-	30	30
Commercial business	-	-	192	192
Consumer	-	-	175	175
Total impaired loans	$-	$-	$10,841	$10,841

Loans held for sale:
Residential mortgage loans held for sale	$-	$727	$-	$727
SBA loans held for sale	-	24,908	-	24,908
Total loans held for sale	$-	$25,635	$-	$25,635

Loan servicing rights	$-	$-	$1,389	$1,389

Other real estate owned, held for sale:
Residential real estate	$-	$-	$310	$310
Commercial real estate	-	-	260	260
Land and land development	-	-	282	282
Total other real estate owned	$-	$-	$852	$852

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month period ended December 31, 2017.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At December 31, 2017 and September 30, 2017, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the three month periods ended December 31, 2017 and 2016, the Company recognized provisions for loan losses of $2,000 and $50,000, respectively, for impaired loans.

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

Loan Servicing Rights. Loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At December 31, 2017, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 10.25% to 14.38% with a weighted average of 12.03% and prepayment speed assumptions ranging from 3.47% to 9.93% with a weighted average rate of 7.54%. At September 30, 2017, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 9.12% to 13.90% with a weighted average of 11.66% and prepayment speed assumptions ranging from 2.94% to 8.87% with a weighted average rate of 6.63%. Impairment of the loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company did not recognize any impairment charges on loan servicing rights for the three month periods ended December 31, 2017 and 2016.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At December 31, 2017, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 23.3% to 46.2% with a weighted average of 38.7%. At September 30, 2017, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 16.1% to 58.8% with a weighted average of 46.6%. The Company recognized charges of $10,000 to write-down other real estate owned to fair value for the three month period ended December 31, 2017. The Company did not recognize any charges to write down other real estate owned to fair value for the three month period ended December 31, 2016.

Transfers Between Categories. There were no transfers into or out of Levels 1, 2, or 3 of the fair value hierarchy for the three month periods ended December 30, 2017 and 2016.

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

	Carrying	Fair Value Measurements Using:
(In thousands)	Amount	Level 1	Level 2	Level 3

December 31, 2017:
Financial assets:
Cash and due from banks	$10,018	$10,018	$-	$-
Interest-bearing deposits with banks	29,013	29,013	-	-
Interest-bearing time deposits	2,680	-	2,669	-
Trading account securities	6,639	-	6,639	-
Securities available for sale	176,494	-	176,494	-
Securities held to maturity	2,844	-	3,228	-

Loans, net	616,993	-	-	608,866

Residential mortgage loans held for sale	123	-	123	-
SBA loans held for sale	29,186	-	32,396	-
FRB and FHLB stock	9,499	N/A	N/A	N/A
Accrued interest receivable	3,993	-	3,993	-
Loan servicing rights (included in other assets)	1,746	-	-	1,826

Financial liabilities:
Deposits	675,449	-	-	675,306
Short-term repurchase agreements	1,349	-	1,349	-
Borrowings from FHLB	150,000	-	149,094	-
Accrued interest payable	329	-	329	-
Advance payments by borrowers for taxes and insurance	783	-	783	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
(In thousands)	Amount	Level 1	Level 2	Level 3

September 30, 2017:
Financial assets:
Cash and due from banks	$11,017	$11,017	$-	$-
Interest-bearing deposits with banks	23,242	23,242	-	-
Interest-bearing time deposits	2,435	-	2,435	-
Trading account securities	7,175	-	7,175	-
Securities available for sale	178,099	-	178,099	-
Securities held to maturity	2,878	-	3,306	-

Loans, net	586,456	-	-	579,074

Residential mortgage loans held for sale	727	-	727	-
SBA loans held for sale	24,908	-	27,980	-
FRB and FHLB stock	6,936	N/A	N/A	N/A
Accrued interest receivable	3,398	-	3,398	-
Loan servicing rights (included in other assets)	1,389	-	-	1,456

Financial liabilities:
Deposits	669,382	-	-	670,050
Short-term repurchase agreements	1,348	-	1,348	-
Borrowings from FHLB	118,065	-	117,920	-
Accrued interest payable	283	-	283	-
Advance payments by borrowers for taxes and insurance	1,212	-	1,212	-

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Cash and Cash Equivalents

For cash and short-term instruments, including cash and due from banks, interest-bearing deposits with banks with original maturities of 90 days or less, and money market funds, the carrying amount is a reasonable estimate of fair value.

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan therefore no compensation expense was recognized for the three month periods ended December 31, 2017 and 2016. The ESOP trust held 158,511 and 161,115 shares of Company common stock at December 31, 2017 and September 30, 2017, respectively.

10.	Stock Based Compensation Plans

The Company maintains two equity incentive plans under which stock options and restricted stock have or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”) approved by the Company’s shareholders in February 2010 and the 2016 Equity Incentive Plan (“2016 Plan”) approved by the Company’s shareholders in February 2016. At December 31, 2017, all available awards had been granted under the 2010 Plan. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At December 31, 2017, 13,740 shares of the Company’s common stock were available for issuance under the 2016 Plan, consisting of 10,505 stock options and 3,235 shares of restricted stock.

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

The fair value of options granted during the three month period ended December 31, 2017 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5 years
Weighted average fair value at grant date	$6.13

A summary of stock option activity as of December 31, 2017, and changes during the three month period then ended is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	197,529	$20.15
Granted	4,200	56.56
Exercised	(8,400)	14.53
Forfeited or expired	-	-
Outstanding at end of year	193,329	$21.24	4.3	$6,917,000
Vested and expected to vest	193,329	$21.24	4.3	$6,917,000
Exercisable at end of year	148,493	$15.01	2.8	$6,238,000

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The intrinsic value of stock options exercised during the three month period ended December 31, 2017 was $355,000. The Company recognized compensation expense related to stock options of $16,000 and $8,000 for the three month periods ended December 31, 2017 and 2016, respectively. At December 31, 2017, there was $269,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over the remaining vesting period of 4.9 years.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three periods ended December 31, 2017 and 2016 was $37,000 and $17,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of December 31, 2017 and changes during the three month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2017	17,265	$40.09
Granted	1,500	$56.56
Vested	3,453	$40.09
Forfeited	-	-
Nonvested at December 31, 2017	15,312	$41.70

The total fair value of restricted shares that vested during the three month period ended December 31, 2017 was $195,000. There were no restricted shares vested during the three month period December 31, 2016. At December 31, 2017 there was $619,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 4.9 years.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company and the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer is 1.25% for 2017 and 1.875% for 2018. The Company and Bank met all capital adequacy requirements to which they are subject as of December 31, 2017 and September 30, 2017.

As of December 31, 2017, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk at either period.

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2017:

Total capital (to risk-weighted assets):
Consolidated	$91,976	12.79%	$57,524	8.00%	N/A	N/A
Bank	88,495	12.33	57,439	8.00	$71,799	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	$83,465	11.61%	$43,143	6.00%	N/A	N/A
Bank	79,984	11.14	43,079	6.00	$57,439	8.00%

Common equity tier I capital (to risk-weighted assets):
Consolidated	$83,465	11.61%	$32,357	4.50%	N/A	N/A
Bank	79,984	11.14	32,310	4.50	$46,669	6.50%

Tier I capital (to average adjusted total assets):
Consolidated	$83,465	9.22%	$36,226	4.00%	N/A	N/A
Bank	79,984	8.88	36,021	4.00	$45,027	5.00%

As of September 30, 2017:

Total capital (to risk-weighted assets):
Consolidated	$88,179	12.69%	$55,587	8.00%	N/A	N/A
Bank	84,720	12.22	55,476	8.00	$69,345	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	$80,087	11.53%	$41,690	6.00%	N/A	N/A
Bank	76,628	11.05	41,607	6.00	$55,476	8.00%

Common equity tier I capital (to risk-weighted assets):
Consolidated	$80,087	11.53%	$31,267	4.50%	N/A	N/A
Bank	76,628	11.05	31,205	4.50	$45,074	6.50%

Tier I capital (to average adjusted total assets):
Consolidated	$80,087	9.14%	$35,031	4.00%	N/A	N/A
Bank	76,628	8.79	34,887	4.00	$43,608	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is evaluating the new guidance and expects to report increased assets and liabilities as a result of recording right-of-use assets and lease liabilities. However, based on current leases, management does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position or results of operations.

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

13.	Segment Reporting

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

	Core Banking	SBA Lending	Other	Consolidated Totals
	(In thousands)
Three Months Ended December 31, 2017:
Net interest income	$7,519	$527	$7	$8,053
Net gains on sales of loans, SBA	-	1,539	-	1,539
Noncash items:
Provision for loan losses	(394)	856	-	462
Depreciation and amortization	287	13	-	300
Income tax expense (benefit)	687	-	(65)	622
Segment profit	3,155	218	33	3,406
Segment assets at December 31, 2017	924,594	63,030	(57,472)	930,152

	Core Banking	SBA Lending	Other	Consolidated Totals
	(In thousands)
Three Months Ended December 31, 2016:
Net interest income	$6,695	$289	$5	$6,989
Net gains on sales of loans, SBA	-	854	-	854
Noncash items:
Provision for loan losses	166	140	-	306
Depreciation and amortization	283	10	-	293
Income tax expense (benefit)	722	-	(41)	681
Segment profit	1,921	243	173	2,337
Segment assets at December 31, 2016	790,726	29,529	2,304	822,559

14.	Subsequent Event – Pending Acquisition

On July 21, 2017, the Company entered into a definitive agreement to acquire Dearmin Bancorp, Inc. (“Dearmin”) and its majority owned subsidiary, The First National Bank of Odon (“FNBO”) pursuant to which FNBO will be merged into the Bank. The all-cash transaction is valued at $10.6 million, subject to possible adjustment. The closing of the transaction is subject to certain customary conditions, including shareholder and regulatory approval. Closing is expected to occur in the first calendar quarter of 2018. As of December 31, 2017, FNBO had $106.0 million of assets, including net loans of $34.7 million and securities available for sale of $42.3 million.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2017 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three month period ended December 31, 2017, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2017.

Comparison of Financial Condition at December 31, 2017 and September 30, 2017

Cash and Cash Equivalents. Cash and cash equivalents increased $4.7 million from $34.3 million at September 30, 2017 to $39.0 million at December 31, 2017.

Loans. Net loans receivable increased $30.5 million, from $586.5 million at September 30, 2017 to $617.0 million at December 31, 2017, due primarily to increases in commercial real estate of $19.1 million, residential construction loans of $5.0 million and commercial construction loans of $4.1 million.

Loans Held for Sale. Loans held for sale increased $3.7 million, from $25.6 million at September 30, 2017 to $29.3 million at December 31, 2017, due to increases in SBA loans held for sale of $4.3 million, which more than offset a decrease in residential mortgage loans held for sale of $604,000. The Company originated $46.1 million of SBA loans held for sale in the secondary market for the three month period ended December 31, 2017 compared to $27.0 million in originations for the three month period ended December 31, 2016, as management continues to focus on expanding the SBA lending program.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Trading Account Securities. Trading account securities decreased $536,000, from $7.2 million at September 30, 2017 to $6.6 million at December 31, 2017. Trading account securities are comprised of investment grade municipal bonds and the portfolio is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission.

Securities Available for Sale. Securities available for sale decreased $1.6 million, from $178.1 million at September 30, 2017 to $176.5 million at December 31, 2017, due primarily to decreases in net unrealized gains/losses on securities available for sale of $1.5 million, calls and maturities of $355,000 and principal repayments of $3.6 million, which more than offset purchases of $4.1 million.

Securities Held to Maturity. Investment securities held to maturity decreased $34,000, from $2.9 million at September 30, 2017 to $2.8 million at December 31, 2017. There were no purchases of securities held to maturity, and partial calls and principal repayments on mortgage-backed securities and municipal obligations totaled $33,000 during the three month period ended December 31, 2017.

Deposits. Total deposits increased $6.0 million, from $669.4 million at September 30, 2017 to $675.4 million at December 31, 2017, due primarily to increases in non-interest bearing deposit accounts and interest bearing deposits accounts of $4.9 million and $1.1 million, respectively.

Borrowings. Borrowings from the FHLB increased $31.9 million, from $118.1 million at September 30, 2017 to $150.0 million at December 31, 2017. The increase in borrowings was primarily used to fund loan growth.

Equity. Equity increased $2.3 million, from $93.1 million at September 30, 2017 to $95.4 million at December 31, 2017. The increase in equity is primarily due to retained net income of $3.1 million which was partially offset by a decrease in net unrealized gains on securities available for sale of $1.0 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2017 and 2016

Overview. The Company reported net income of $3.4 million, or $1.44 per diluted share, for the three month period ended December 31, 2017 compared to net income of $2.3 million, or $1.00 per diluted share, for the three month period ended December 31, 2016. The annualized return on average assets and average equity were 1.49% and 14.58%, respectively, for the three month period ended December 31, 2017. The annualized return on average assets and average equity were 1.15% and 10.85%, respectively, for the three month period ended December 31, 2016.

Net Interest Income. Net interest income increased $1.1 million, or 15.2%, for the three month period ended December 31, 2017 as compared to the same period in 2016. Average interest-earning assets increased $114.7 million and average interest-bearing liabilities increased $80.9 million when comparing the two periods. The tax-equivalent net interest margin was 3.88% for 2017 compared to 3.94% for 2016.

Total interest income increased $1.4 million, or 17.7%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $114.7 million, from $744.6 million for 2016 to $859.3 million for 2017, and an increase in the average tax equivalent yield on interest-earning assets from 4.49% for 2016 to 4.52% for 2017. The majority of the increase in average interest-earning assets was attributable to loans which increased $103.8 million compared to 2016.

Total interest expense increased $351,000, or 34.3%, due to an increase in the average balance of interest-bearing liabilities of $80.9 million, from $628.4 million for 2016 to $709.3 million for 2017, and an increase in the average cost of interest-bearing liabilities from 0.65% for 2016 to 0.77% for 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three month periods ended December 31, 2017 and 2016. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been adjusted to a tax equivalent basis using the federal marginal tax rate of 24.5% for 2017 and 34.0% for 2016.

	Three Months Ended December 31,
	2017			2016
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$29,463	$71	0.96%	$23,205	$22	0.38%
Loans	642,130	7,702	4.80	538,318	6,372	4.73
Investment securities	144,049	1,624	4.51	131,715	1,653	5.02
Agency mortgage-backed securities	35,759	214	2.39	44,437	234	2.11
Dividend income	7,934	90	4.54	6,936	79	4.56
Total interest-earning assets	859,335	9,701	4.52	744,611	8,360	4.49

Noninterest-earning assets	55,116			65,780
Total assets	$914,451			$810,391

Liabilities and equity:
NOW accounts	$188,852	$126	0.27%	$169,545	$83	0.20%
Money market deposit accounts	72,716	74	0.41	62,021	39	0.25
Savings accounts	91,614	17	0.07	84,950	15	0.07
Time deposits	225,539	645	1.14	211,947	475	0.90
Total interest-bearing deposits	578,721	862	0.60	528,463	612	0.46

Borrowings (1)	130,628	511	1.56	99,947	410	1.64
Total interest-bearing liabilities	709,349	1,373	0.77	628,410	1,022	0.65

Noninterest-bearing deposits	101,131			88,670
Other noninterest-bearing liabilities	10,521			7,184
Total liabilities	821,001			724,264

Total equity	93,450			86,127
Total liabilities and equity	$914,451			$810,391
Net interest income (taxable equivalent basis)		8,328			7,338
Less: taxable equivalent adjustment		(275)			(349)
Net interest income		$8,053			$6,989
Interest rate spread			3.75%			3.84%
Net interest margin			3.88%			3.94%
Average interest-earning assets to average interest-bearing liabilities			121.14%			118.49%

(1) Includes FHLB borrowings, federal funds purchased and repurchase agreements.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended December 31, 2017 and 2016. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$42	$7	$49
Loans	95	1,244	1,330
Investment securities	(168)	154	(29)
Agency mortgage-backed securities	41	(61)	(20)
Dividend income	-	11	11
Total interest-earning assets	10	1,355	1,341

Interest expense:
Deposits	190	60	250
Borrowings (1)	(19)	120	101
Total interest-bearing liabilities	171	180	351

Net increase (decrease) in net interest income (tax equivalent basis)	$(161)	$1,175	$990

(1) Includes FHLB borrowings, federal funds purchased and repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $462,000 for the three month period ended December 31, 2017 compared to $306,000, for the same period in 2016. The increase in the provision for loans losses for 2017 as compared to the prior period was due primarily to growth in the loan portfolio. Gross loans increased approximately $30.9 million for the three month period ended December 31, 2017 compared to an increase of approximately $16.3 million for the three month period ended December 31, 2016.

The Company recognized net charge-offs of $43,000 for the three month period ended December 31, 2017 compared to net charge-offs of $9,000 for the same period in 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $1.0 million for the three month period ended December 31, 2017 as compared to the same period in 2016. The increase was due primarily to increases in the net gain on sale of loans guaranteed by the SBA and the net gain on trading account securities of $685,000 and $432,000, respectively, partially offset by a gain on life insurance of $189,000 recognized during the quarter ended December 31, 2016. The net gain on sales of loans guaranteed by the SBA was $1.5 million for the three month period ended December 31, 2017 as compared to $854,000 for the same period in 2016. The net gain on trading account securities was $150,000 for the three month period ended December 31, 2017 as compared to a net loss of $282,000 for the same period in 2016.

Noninterest Expense. Noninterest expenses increased $842,000 for the three month period ended December 31, 2017 as compared to the same period in 2016 primarily due to an increase in compensation and benefits of $470,000. The increase in compensation and benefits was attributable to the addition of new employees to support the Company’s SBA lending activities as well as normal salary and benefits increases.

Income Tax Expense. The Company recognized income tax expense of $622,000 for the three month period ended December 31, 2017, for an effective tax rate of 15.1% as compared to income tax expense of $681,000, for an effective tax rate of 22.6%, for the same period in 2016. The decrease in the effective tax rate was due to the $122,000 benefit from the revaluation of net deferred tax liabilities during the quarter and a reduction in the Company’s statutory income tax rate resulting from the recently enacted Federal tax reform legislation. As a result of the tax legislation, the Company will utilize a blended federal tax rate of 24.5% for its fiscal year ending September 30, 2018, and a rate of 21% thereafter.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2017, the Bank had cash and cash equivalents of $39.0 million, trading account securities with a fair value of $6.6 million and securities available-for-sale with a fair value of $176.5 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2017, the Company (unconsolidated basis) had liquid assets of $968,000.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of December 31, 2017, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 8.88%, 11.14%, 11.14% and 12.33%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At December 31, 2017, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company's financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

For the three month period ended December 31, 2017, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

	At December 31, 2017		At September 30, 2017
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$233	0.76%	$319	1.04%
200bp	624	2.02	332	1.08
100bp	309	1.00	155	0.51
(100)bp	(254)	(0.82)	(463)	(1.51)

At December 31, 2017, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $309,000, or 1.00%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 2.02% and 0.76%, respectively. Conversely, an immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $254,000, or 0.82%, over a one year horizon compared to a flat interest rate scenario.

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

During the quarter ended December 31, 2017, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2017 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended December 31, 2017:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2017 through October 31, 2017	-	$-	-	67,201
November 1, 2017 through November 30, 2017	815	$56.56	815	66,386
December 1, 2017 through December 31, 2017	-	$-	-	66,386
Total	815	$56.56	815	66,386

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

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated February 9, 2018	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated February 9, 2018	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-60-