Form 10-Q
period 2018-03-31
First Savings Financial Group Inc
filed 2018-05-10
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2018 was 2,290,021.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
(In thousands, except share and per share data)	2018	2017

ASSETS
Cash and due from banks	$12,457	$11,017
Interest-bearing deposits with banks	26,573	23,242
Total cash and cash equivalents	39,030	34,259

Interest-bearing time deposits	2,756	2,435
Trading account securities, at fair value	5,749	7,175
Securities available for sale, at fair value	189,732	178,099
Securities held to maturity	2,725	2,878

Loans held for sale, residential mortgage	330	727
Loans held for sale, Small Business Administration	21,779	24,908
Loans, net of allowance for loan losses of $8,864 and $8,092	682,441	586,456

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	9,621	6,936
Premises and equipment	12,597	11,270
Other real estate owned, held for sale	-	852
Accrued interest receivable:
Loans	2,217	1,907
Securities	1,657	1,491
Cash surrender value of life insurance	19,750	18,297
Goodwill	9,514	7,936
Core deposit intangibles	2,583	693
Other assets	6,073	4,814

Total Assets	$1,008,554	$891,133

LIABILITIES
Deposits:
Noninterest-bearing	$162,704	$96,283
Interest-bearing	596,083	573,099
Total deposits	758,787	669,382

Repurchase agreements	1,350	1,348
Borrowings from Federal Home Loan Bank	144,223	118,065
Accrued interest payable	316	283
Advance payments by borrowers for taxes and insurance	980	1,212
Accrued expenses and other liabilities	7,071	7,728
Total Liabilities	912,727	798,018

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,560,907 shares (2,559,307 at September 30, 2017); outstanding 2,279,021 shares (2,242,454 shares at September 30, 2017)	26	25
Additional paid-in capital	27,677	27,798
Retained earnings - substantially restricted	71,361	67,583
Accumulated other comprehensive income	2,178	4,158
Unearned stock compensation	(554)	(571)
Less treasury stock, at cost - 281,886 shares (316,853 shares at September 30, 2017)	(5,524)	(5,878)
Total First Savings Financial Group, Inc. Stockholders' Equity	95,164	93,115

Noncontrolling interests in subsidiary	663	-
Total Equity	95,827	93,115

Total Liabilities and Equity	$1,008,554	$891,133

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except share and per share data)	2018	2017	2018	2017

INTEREST INCOME
Loans, including fees	$8,173	$6,527	$15,860	$12,873
Securities:
Taxable	809	874	1,586	1,811
Tax-exempt	899	701	1,700	1,328
Dividend income	149	77	239	156
Interest-bearing deposits with banks	116	40	187	62
Total interest income	10,146	8,219	19,572	16,230

INTEREST EXPENSE
Deposits	807	629	1,669	1,241
Federal funds purchased	-	4	-	7
Repurchase agreements	1	1	2	2
Borrowings from Federal Home Loan Bank	615	398	1,125	804
Total interest expense	1,423	1,032	2,796	2,054

Net interest income	8,723	7,187	16,776	14,176
Provision for loan losses	371	375	833	681

Net interest income after provision for loan losses	8,352	6,812	15,943	13,495

NONINTEREST INCOME
Service charges on deposit accounts	399	306	776	642
Net gain (loss) on trading account securities	(59)	211	91	(71)
Net gain on sales of loans, residential mortgage	53	87	168	238
Net gain on sales of loans, Small Business Administration	1,488	949	3,027	1,803
Increase in cash surrender value of life insurance	106	104	213	213
Gain on life insurance	-	-	-	189
Commission income	98	139	226	205
Real estate lease income	1	-	1	-
Net gain on sale of premises and equipment	8	16	15	23
Loss on tax credit investment	-	(226)	-	(226)
Other income	473	275	956	720
Total noninterest income	2,567	1,861	5,473	3,736

NONINTEREST EXPENSE
Compensation and benefits	4,408	3,657	8,419	7,198
Occupancy and equipment	923	691	1,665	1,291
Data processing	1,224	328	1,571	702
Advertising	178	130	295	237
Professional fees	493	295	866	500
FDIC insurance premiums	128	119	247	229
Net gain on other real estate owned	(22)	(19)	(178)	(109)
Other operating expenses	1,027	865	1,856	1,558
Total noninterest expense	8,359	6,066	14,741	11,606
Income before income taxes	2,560	2,607	6,675	5,625
Income tax expense	338	413	960	1,094
Net Income	2,222	2,194	5,715	4,531
Less: net income attributable to noncontrolling interests	576	-	663	-
Net Income Attributable to First Savings Financial Group, Inc.	$1,646	$2,194	$5,052	$4,531

Net income per share:
Basic	$0.73	$0.99	$2.26	$2.05
Diluted	$0.69	$0.94	$2.14	$1.94

Weighted average shares outstanding:
Basic	2,251,425	2,220,773	2,239,823	2,212,955
Diluted	2,370,260	2,344,419	2,363,606	2,336,746

Dividends per share	$0.15	$0.14	$0.29	$0.27

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2018	2017	2018	2017

Net Income	$2,222	$2,194	$5,715	$4,531

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(2,023)	868	(3,332)	(4,616)
Income tax benefit (expense)	441	(298)	733	1,623
Other Comprehensive Income (Loss)	(1,582)	570	(2,599)	(2,993)

Comprehensive Income	640	2,764	3,116	1,538
Less: comprehensive income attributable to noncontrolling interests	576	-	663	-

Comprehensive Income Attributable to First Savings Financial Group, Inc.	$64	$2,764	$2,453	$1,538

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interest in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total

Six Months Ended March 31, 2017:
Balances at October 1, 2016	$25	$27,182	$59,499	$5,944	$-	$(6,070)	$-	$86,580

Net income	-	-	4,531	-	-	-	-	4,531

Other comprehensive loss	-	-	-	(2,993)	-	-	-	(2,993)

Common stock dividends ($0.27 per share)	-	-	(601)	-	-	-	-	(601)

Restricted stock grants - 17,265 shares	-	692	-	-	(692)	-	-	-

Stock compensation expense	-	24	-	-	52	-	-	76

Stock options exercises - 26,858 shares	-	(131)	-	-	-	486	-	355

Purchase of 6,456 treasury shares	-	-	-	-	-	(294)	-	(294)

Balances at March 31, 2017	$25	$27,767	$63,429	$2,951	$(640)	$(5,878)	$-	$87,654

Six Months Ended March 31, 2018:
Balances at October 1, 2017	$25	$27,798	$67,583	$4,158	$(571)	$(5,878)	$-	$93,115

Net income	-	-	5,052	-	-	-	663	5,715

Other comprehensive loss	-	-	-	(2,599)	-	-	-	(2,599)

Reclassification from AOCI to retained earnings for change in federal tax rate	-	-	(619)	619	-	-	-	-

Common stock dividends ($0.29 per share)	-	-	(655)	-	-	-	-	(655)

Restricted stock grants - 1,000 shares	1	56	-	-	(57)	-	-	-

Stock compensation expense	-	32	-	-	74	-	-	106

Stock option exercises - 42,296 shares	-	(209)	-	-	-	787	-	578

Purchase of 6,729 treasury shares	-	-	-	-	-	(433)	-	(433)

Balances at March 31, 2018	$26	$27,677	$71,361	$2,178	$(554)	$(5,524)	$663	$95,827

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,715	$4,531
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	833	681
Depreciation and amortization	634	582
Amortization of premiums and accretion of discounts on securities, net	274	369
Decrease in trading account securities	1,426	2,867
Loans originated for sale	(63,144)	(45,648)
Proceeds on sales of loans	71,516	36,895
Net gain on sales of loans	(3,195)	(2,041)
Net realized and unrealized gain on other real estate owned	(216)	(142)
Gain on life insurance	-	(189)
Increase in cash surrender value of life insurance	(213)	(213)
Net gain on sale of premises and equipment	(15)	(23)
Loss on tax credit investment	-	226
Deferred income taxes	874	461
Stock compensation expense	106	76
Increase in accrued interest receivable	(149)	(321)
Increase in accrued interest payable	32	20
Change in other assets and liabilities, net	(3,691)	(614)
Net Cash Provided By (Used In) Operating Activities	10,787	(2,483)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(490)	(245)
Proceeds from sales of interest-bearing time deposits	2,741	-
Proceeds from maturities of interest-bearing time deposits	1,245	990
Purchase of securities available for sale	(16,161)	(16,282)
Proceeds from sales of securities available for sale	32,262	-
Proceeds from maturities of securities available for sale	1,280	1,830
Proceeds from maturities of securities held to maturity	120	114
Principal collected on securities	7,127	9,056
Net increase in loans	(62,166)	(31,331)
Proceeds from redemption of Federal Reserve Bank stock	21	-
Purchase of Federal Home Loan Bank stock	(2,562)	-
Proceeds from life insurance	540	-
Proceeds from sale of other real estate owned	606	90
Purchase of premises and equipment	(643)	(202)
Proceeds from sale of premises and equipment	-	19
Net cash received in the acquisition of Dearmin Bancorp and FNBO	6,667	-
Net Cash Used In Investing Activities	(29,413)	(35,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(2,360)	51,778
Net increase in repurchase agreements	2	2
Decrease in Federal Home Loan Bank line of credit	(3,842)	(8,583)
Proceeds from Federal Home Loan Bank advances	179,500	-
Repayment of Federal Home Loan Bank advances	(149,500)	-
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(232)	4
Proceeds from exercise of stock options	189	62
Taxes paid on stock award shares for employees	(46)	-
Dividends paid on common stock	(314)	(601)
Net Cash Provided By Financing Activities	23,397	42,662

Net Increase in Cash and Cash Equivalents	4,771	4,218

Cash and cash equivalents at beginning of year	34,259	29,342

Cash and Cash Equivalents at End of Year	$39,030	$33,560

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Savings Financial Group, Inc. (the “Company”) is a financial holding company and the parent of First Savings Bank (the “Bank”) and First Savings Insurance Risk Management, Inc. (the “Captive”).

The Bank, which is a wholly-owned Indiana-chartered commercial bank subsidiary of the Company, provides a variety of banking services to individuals and business customers through sixteen locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate commercial mortgage, residential mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities, municipal bonds and other investment securities. The Bank has two wholly-owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio, and Southern Indiana Financial Corporation, which is currently inactive.

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

The Captive, which is a wholly-owned insurance subsidiary of the Company, is a Nevada corporation that provides property and casualty insurance to the Company, the Bank and the Bank’s active subsidiaries. In addition, the Captive provides reinsurance to ten other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2018, the results of operations for the three- and six-month periods ended March 31, 2018 and 2017, and the cash flows for the six-month periods ended March 31, 2018 and 2017. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

2.	Acquisition of Dearmin Bancorp and The First National Bank of Odon

On February 9, 2018, the Company acquired Dearmin Bancorp, Inc. (“Dearmin”) and its majority owned subsidiary, The First National Bank of Odon (“FNBO”), a full service community bank located in Odon, Indiana. The acquisition expanded the Company’s presence into Daviess County, Indiana. The Company expects to benefit from growth in this market area as well as from expansion of the banking services provided to the existing customers of FNBO. Cost savings are also expected for the combined bank through economies of scale, efficiencies and the consolidation of business operations.

Pursuant to the terms of the merger agreement, FNBO stockholders received $265.00 in cash for each share of FNBO common stock for total cash consideration of $10.6 million. Under the acquisition method of accounting, the purchase price is assigned to the assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. In accounting for the acquisition, the excess of cost over the fair value of the acquired net assets of $1.6 million has been recorded as goodwill. Transaction and integration costs related to the acquisition totaling $1.3 million were expensed as incurred for the three- and six-month periods ended March 31, 2018.

Following is a condensed balance sheet showing the estimated fair values of the assets acquired and liabilities assumed, based on management’s preliminary analysis, as of the date of acquisition:

(In thousands)

Cash and due from banks	$1,310
Interest-bearing deposits with banks	15,957
Interest-bearing time deposits with banks	3,817
Investment securities	39,978
Loans, net	34,467
Premises and equipment	1,125
Goodwill arising in the acquisition	1,578
Core deposit intangible	2,083
Other assets	2,656
Total assets acquired	102,971

Deposit accounts	91,765
Net deferred tax liabilities	233
Other liabilities	373
Total liabilities assumed	92,371

Total consideration	$10,600

In accounting for the acquisition, $2.1 million was assigned to a core deposit intangible which is amortized over a weighted-average estimated economic life of 7.9 years. It is not anticipated that the core deposit intangible will have a significant residual value. No amount of the goodwill or the core deposit intangible arising in the acquisition is deductible for income tax purposes.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. On the acquisition date, no loans were identified with evidence of deterioration of credit quality since origination. Loans acquired not subject to ASC 310-30 include non-impaired loans with a fair value of $34.5 million and gross contractual amounts receivable of $41.5 million at the date of acquisition.

The following unaudited pro forma combined results of operations assumes that the acquisition was consummated on October 1, 2016:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)

Interest income	$10,435	$8,972	$20,614	$17,725
Interest expense	1,426	1,055	2,820	2,103
Net interest income	9,009	7,917	17,794	15,622
Provision for loan losses	371	390	833	711
Net interest income after provision for loan losses	8,638	7,527	16,961	14,911
Noninterest income	2,657	2,048	5,745	4,108
Noninterest expense	7,612	8,025	14,814	14,260
Income before income taxes	3,683	1,550	7,982	4,759
Income tax expense	661	8	1,384	738

Net income	3,022	1,542	6,508	4,021

Net income attributable to noncontrolling interests in subsidiary	576	-	663	-

Net income attributable to First Savings Financial Group, Inc.	$2,446	$1,542	$5,845	$4,021

Weighted average common shares outstanding, basic	2,251,425	2,220,773	2,239,823	2,212,955

Net income per common share, basic	$1.09	$0.69	$2.61	$1.82

Weighted average common shares outstanding, basic	2,251,425	2,220,773	2,239,823	2,212,955
Add: Dilutive effect of outstanding options	113,176	120,402	117,518	122,529
Add: Dilutive effect of restricted stock	5,659	3,244	6,265	1,262
Weighted average common shares outstanding, as adjusted	2,370,260	2,344,419	2,363,606	2,336,746

Net income per common share, diluted	$1.03	$0.66	$2.47	$1.72

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In addition to combining the historical results of operations, the pro forma calculations consider the purchase accounting adjustments and nonrecurring charges directly related to the acquisition and the related tax effects. The 2018 pro forma information was adjusted to exclude $1.3 million of acquisition-related costs incurred during the period and the 2017 pro forma information was adjusted to include those costs. The pro forma calculations do not include any anticipated cost savings as a result of the acquisition. The pro forma results of operations are presented for informational purposes only and are not necessarily indicative of the actual results of operations that would have occurred had the FNBO acquisition actually been consummated on October 1, 2016, or results that may occur in the future.

3.	Investment Securities

Agency bonds and notes, agency mortgage-backed securities and agency collateralized mortgage obligations (“CMO”) include securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”), which are U.S. government sponsored enterprises. The Company holds municipal bonds issued by municipal governments within the U.S. The Company also holds pass-through asset-backed securities guaranteed by the SBA representing participating interests in pools of long term debentures issued by state and local development companies certified by the SBA. Privately issued CMO and asset-backed securities (“ABS”) are complex securities issued by non government special purpose entities that are collateralized by residential mortgage loans and residential home equity loans.

Investment securities have been classified according to management’s intent.

Trading Account Securities

The Company invests in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At March 31, 2018 and September 30, 2017, trading account securities recorded at fair value totaled $5.7 million and $7.2 million, respectively, and were comprised of investment grade municipal bonds. During the three-month period ended March 31, 2018, the Company reported a net loss on trading account securities of $59,000. During the three-month period ended March 31, 2017, the Company reported a net gain on trading account securities of $211,000. During the six-month period ended March 31, 2018, the Company reported a net gain on trading account securities of $91,000. During the six-month period ended March 31, 2017, the Company reported a net loss on trading account securities of $71,000.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2018:
Securities available for sale:

Agency mortgage-backed	$37,159	$175	$511	$36,823
Agency CMO	12,665	10	277	12,398
Privately-issued CMO	1,602	172	50	1,724
Privately-issued ABS	2,241	662	-	2,903
SBA certificates	1,405	84	2	1,487
Municipal bonds	131,824	3,325	752	134,397

Total securities available for sale	$186,896	$4,428	$1,592	$189,732

Securities held to maturity:

Agency mortgage-backed	$146	$11	$-	$157
Municipal bonds	2,579	305	-	2,884

Total securities held to maturity	$2,725	$316	$-	$3,041

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2017:
Securities available for sale:

Agency mortgage-backed	$36,439	$382	$85	$36,736
Agency CMO	14,605	37	66	14,576
Privately-issued CMO	1,825	204	28	2,001
Privately-issued ABS	2,691	757	-	3,448
SBA certificates	913	-	1	912
Municipal bonds	115,193	5,409	176	120,426

Total securities available for sale	$171,666	$6,789	$356	$178,099

Securities held to maturity:

Agency mortgage-backed	$179	$16	$-	$195
Municipal bonds	2,699	412	-	3,111

Total securities held to maturity	$2,878	$428	$-	$3,306

The amortized cost and fair value of investment securities as of March 31, 2018 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$4,021	$4,102	$238	$266
Due after one year through five years	16,303	16,886	987	1,103
Due after five years through ten years	27,829	28,547	965	1,084
Due after ten years	83,671	84,862	389	431
CMO	14,267	14,122	-	-
ABS	2,241	2,903	-	-
SBA certificates	1,405	1,487	-	-
Mortgage-backed securities	37,159	36,823	146	157

	$186,896	$189,732	$2,725	$3,041

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at March 31, 2018 and September 30, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
March 31, 2018:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	18	$22,500	$328
Agency CMO	6	5,815	111
Privately-issued CMO	2	83	50
SBA certificates	1	712	2
Municipal bonds	71	30,970	450

Total less than twelve months	98	60,080	941

Continuous loss position more than twelve months:
Agency mortgage-backed	6	5,518	183
Agency CMO	7	6,348	166
Municipal bonds	5	4,689	302

Total more than twelve months	18	16,555	651

Total securities available for sale	116	$76,635	$1,592

September 30, 2017:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	12	$13,332	$85
Agency CMO	9	9,062	52
Privately-issued CMO	2	113	28
Municipal bonds	9	6,522	157

Total less than twelve months	32	29,029	322

Continuous loss position more than twelve months:
Agency CMO	3	2,605	14
SBA certificates	1	912	1
Municipal bonds	1	513	19

Total more than twelve months	5	4,030	34

Total securities available for sale	37	$33,059	$356

At March 31, 2018 and September 30, 2017, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at March 31, 2018, which consisted of U.S. government agency mortgage backed securities and CMOs, privately issued CMOs, SBA certificates and municipal bonds, had a fair value as a percentage of amortized cost of 97.99%. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At March 31, 2018, the Company held fifteen privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $1.7 million and fair value of $2.2 million that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various nationally recognized statistical rating organizations. (“NRSROs”)

At March 31, 2018, two privately-issued CMO were in loss positions and had depreciated approximately 37.31% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $83,000 and a total unrealized loss of $50,000 at March 31, 2018, and were rated below investment grade by NRSROs. Based on the independent third party analysis of the expected cash flows, management has determined that no other-than-temporary impairment is required to be recognized on the privately issued CMO and ABS portfolios. While the Company did not recognize a credit related impairment loss at March 31, 2018, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit related impairment charge.

The unrealized losses on U.S. government agency mortgage-backed securities and CMOs, SBA certificates and municipal bonds relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the three- and six-month periods ended March 31, 2018 and 2017, the Company did not realize any gross gains or losses on sales of available for sale securities. Securities and interest-bearing time deposits acquired in the FNBO transaction with a fair value of $35.0 million were sold within a short period following the merger, resulting in no gain or loss for financial reporting purposes.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at March 31, 2018 and September 30, 2017, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Loans and Allowance for Loan Losses

Loans at March 31, 2018 and September 30, 2017 consisted of the following:

	March 31, 2018	September 30, 2017
	(In thousands)
Real estate mortgage:
1-4 family residential	$191,144	$171,863
Commercial	318,259	273,106
Multifamily residential	27,520	21,121
Residential construction	18,907	15,088
Commercial construction	22,492	18,385
Land and land development	10,003	9,733
Commercial business	64,009	52,724

Consumer:
Home equity	24,103	22,939
Auto	11,693	7,057
Other consumer	2,897	2,323
Total Loans	691,027	594,339

Deferred loan origination fees and costs, net	278	209
Allowance for loan losses	(8,864)	(8,092)

Loans, net	$682,441	$586,456

During the six-month period ended March 31, 2018, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

The recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $1.6 million for both March 31, 2018 and September 30, 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of March 31, 2018:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$191,144	$318,259	$27,520	$41,399	$10,003	$64,009	$38,693	$691,027

Accrued interest receivable	513	1,114	47	168	35	271	69	2,217

Net deferred loan origination fees and costs	6	126	(9)	(40)	3	218	(26)	278

Recorded investment in loans	$191,663	$319,499	$27,558	$41,527	$10,041	$64,498	$38,736	$693,522

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$5,089	$6,710	$-	$-	$28	$349	$259	$12,435

Collectively evaluated for impairment	186,574	312,789	27,558	41,527	10,013	64,149	38,477	681,087

Ending balance	$191,663	$319,499	$27,558	$41,527	$10,041	$64,498	$38,736	$693,522

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of March 31, 2018 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$17	$-	$-	$-	$-	$-	$20	$37

Collectively evaluated for impairment	231	6,182	146	985	230	927	126	8,827

Ending balance	$248	$6,182	$146	$985	$230	$927	$146	$8,864

An analysis of the allowance for loan losses as of September 30, 2017 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$2	$-	$-	$-	$-	$-	$21	$23

Collectively evaluated for impairment	250	5,739	106	810	223	839	102	8,069

Ending balance	$252	$5,739	$106	$810	$223	$839	$123	$8,092

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2018 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$233	$6,106	$102	$903	$219	$816	$132	$8,511
Provisions	17	76	44	82	11	110	31	371
Charge-offs	(11)	-	-	-	-	-	(32)	(43)
Recoveries	9	-	-	-	-	1	15	25

Ending balance	$248	$6,182	$146	$985	$230	$927	$146	$8,864

An analysis of the changes in the allowance for loan losses for the six months ended March 31, 2018 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$252	$5,739	$106	$810	$223	$839	$123	$8,092
Provisions	(1)	443	40	175	7	87	82	833
Charge-offs	(24)	-	-	-	-	-	(84)	(108)
Recoveries	21	-	-	-	-	1	25	47

Ending balance	$248	$6,182	$146	$985	$230	$927	$146	$8,864

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

FIRST SAVINGS FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of March 31, 2018 and for the three and six months ended March 31, 2018 and 2017.

	At March 31, 2018			Three Months Ended March 31,				Six Months Ended March 31,
				2018	2018	2017	2017	2018	2018	2017	2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,784	$5,267	$-	$5,247	$35	$4,255	$37	$5,136	$71	$4,191	$70
Commercial real estate	6,710	6,895	-	6,941	80	6,230	51	6,610	144	6,288	99
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	28	29	-	29	-	254	-	29	-	247	-
Commercial business	349	358	-	361	4	211	1	291	6	214	3
Consumer	143	150	-	121	1	158	1	110	2	165	2
	$12,014	$12,699	$-	$12,699	$120	$11,108	$90	$12,176	$223	$11,105	$174

Loans with an allowance recorded:
Residential real estate	$305	$329	$17	$255	$-	$468	$-	$272	$-	$460	$-
Commercial real estate	-	-	-	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-	-	-	-	-
Consumer	116	116	20	129	-	82	-	124	-	83	-
	$421	$445	$37	$384	$-	$550	$-	$396	$-	$543	$-

Total:
Residential real estate	$5,089	$5,596	$17	$5,502	$35	$4,723	$37	$5,408	$71	$4,651	$70
Commercial real estate	6,710	6,895	-	6,941	80	6,230	51	6,610	144	6,288	99
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	28	29	-	29	-	254	-	29	-	247	-
Commercial business	349	358	-	361	4	211	1	291	6	214	3
Consumer	259	266	20	250	1	240	1	234	2	248	2
	$12,435	$13,144	$37	$13,083	$120	$11,658	$90	$12,572	$223	$11,648	$174

The Company did not recognize any interest income using the cash receipts method during the three- and six-month periods ended March 31, 2018 and 2017.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2018:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,579	$15	$2,594
Commercial real estate	75	-	75
Multifamily	-	-	-
Construction	-	-	-
Land and land development	28	-	28
Commercial business	-	-	-
Consumer	168	-	168

Total	$2,850	$15	$2,865

The following table presents the recorded investment in nonperforming loans at September 30, 2017:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,358	$83	$2,441
Commercial real estate	1,253	-	1,253
Multifamily	-	-	-
Construction	-	-	-
Land and land development	30	-	30
Commercial business	81	-	81
Consumer	101	10	111

Total	$3,823	$93	$3,916

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at March 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,322	$2	$1,200	$3,524	$188,139	$191,663
Commercial real estate	723	-	-	723	318,776	319,499
Multifamily	-	-	-	-	27,558	27,558
Construction	-	-	-	-	41,527	41,527
Land and land development	-	-	-	-	10,041	10,041
Commercial business	28	-	-	28	64,470	64,498
Consumer	121	-	25	146	38,590	38,736

Total	$3,194	$2	$1,225	$4,421	$689,101	$693,522

The following table presents the aging of the recorded investment in past due loans at September 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,288	$1,255	$1,540	$5,083	$167,323	$172,406
Commercial real estate	-	-	-	-	274,061	274,061
Multifamily	176	-	-	176	20,967	21,143
Construction	-	-	-	-	33,593	33,593
Land and land development	48	-	30	78	9,688	9,766
Commercial business	201	-	-	201	52,928	53,129
Consumer	29	11	10	50	32,307	32,357

Total	$2,742	$1,266	$1,580	$5,588	$590,867	$596,455

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of March 31, 2018, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$185,773	$311,669	$27,044	$40,339	$10,013	$61,870	$38,654	$675,362
Special Mention	297	361	-	89	-	-	-	747
Substandard	5,397	7,469	514	1,099	28	2,628	82	17,217
Doubtful	196	-	-	-	-	-	-	196
Loss	-	-	-	-	-	-	-	-

Total	$191,663	$319,499	$27,558	$41,527	$10,041	$64,498	$38,736	$693,522

As of September 30, 2017, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$165,192	$268,481	$20,299	$33,500	$9,736	$52,398	$32,172	$581,778
Special Mention	895	1,982	844	93	-	641	53	4,508
Substandard	6,152	3,598	-	-	30	90	111	9,981
Doubtful	167	-	-	-	-	-	21	188
Loss	-	-	-	-	-	-	-	-

Total	$172,406	$274,061	$21,143	$33,593	$9,766	$53,129	$32,357	$596,455

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

The following table summarizes the Company’s recorded investment in TDRs at March 31, 2018 and September 30, 2017. There was no specific reserve included in the allowance for loan losses related to TDRs at March 31, 2018 and September 30, 2017.

	Accruing	Nonaccrual	Total
	(In thousands)
March 31, 2018:
Residential real estate	$2,510	$25	$2,535
Commercial real estate	6,635	76	6,711
Commercial business	349	-	349
Consumer	91	-	91
Total	$9,585	$101	$9,686

September 30, 2017:
Residential real estate	$2,610	$25	$2,635
Commercial real estate	4,225	1,253	5,478
Commercial business	111	82	193
Consumer	95	-	95
Total	$7,041	$1,360	$8,401

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three- and six-month periods ended March 31, 2018 and 2018:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(In thousands)
Three Months Ended March 31, 2018:
Residential real estate	1	$140	$120
Total	1	$140	$120

Six Months Ended March 31, 2018:
Residential real estate	1	$140	$120
Commercial real estate	1	1,674	1,674
Commercial business	1	170	170
Consumer	1	3	3
Total	4	$1,987	$1,967

Three Months Ended March 31, 2017:
Residential real estate	1	$452	$453
Land and land development	1	31	32
Total	2	$483	$485

Six Months Ended March 31, 2017:
Residential real estate	1	$452	$453
Land and land development	1	31	32
Total	2	$483	$485

For the TDRs listed above, the terms of modification included deferral of contractual principal and interest payments, reduction of the stated interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

At March 31, 2018 and September 30, 2017, the Company had committed to lend $4,000 and $17,000, respectively, to customers with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the three- and six-month periods ended March 31, 2018 and 2017. There was no specific allowance for loan losses related to TDRs modified during the three- and six-month periods ended March 31, 2018 and 2017. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three- and six-month periods ended March 31, 2018 and 2017, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loan Servicing Rights

The Company originates loans to commercial customers under the SBA 7(a) and other programs, and sells the guaranteed portion of the SBA loans with servicing retained. Loan servicing rights on originated SBA loans that have been sold are initially recorded at fair value. Capitalized servicing rights are then amortized in proportion to and over the period of estimated net servicing income. Impairment of servicing rights is assessed using the present value of estimated future cash flows.

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

The unpaid principal balance of SBA loans serviced for others was $96.9 million, $61.2 million and $33.9 million at March 31, 2018, September 30, 2017 and March 31, 2017, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $6,000 and $9,000 for the three- and six-month periods ended March 31, 2018, respectively. There were no contractually specified late fees and ancillary fees earned on SBA loans for the three-month period ended March 31, 2017. Contractually specified late fees and ancillary fees earned on SBA loans were $43,000 for the six-month period ended March 31, 2017. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans were $191,000 and $341,000 for the three- and six-month periods ended March 31, 2018, respectively. Net servicing costs (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans were $54,000 and $69,000 for the three- and six-month periods ended March 31, 2017, respectively. Net servicing income and costs are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three- and six-month periods ended March 31, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
		(In thousands)
Balance, beginning of period	$1,746	$558	$1,389	$310
Servicing rights resulting from transfers of loans	438	247	867	507
Amortization	(68)	(22)	(140)	(34)
Change in valuation allowance	-	-	-	-

Balance, end of period	$2,116	$783	$2,116	$783

Residential mortgage loans originated for sale in the secondary market continue to be sold with servicing released.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Investment in Historic Tax Credit Entity

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

The Bank’s investment in the historic tax credit entity is accounted for using the equity method of accounting. During the three- and six-month periods ended March 31, 2018, the Bank did not recognize a loss on its investment or tax credits. During the three and six months ended March 31, 2017, as a result of the increase in the expected historic tax credits, the Company recognized additional tax credits of $249,000 through income tax expense and a $226,000 loss on its investment in the historic tax credit entity through noninterest income.

6.	Deposits

Deposits at March 31, 2018 and September 30, 2017 consisted of the following:

	March 31, 2018	September 30, 2017
	(In thousands)

Noninterest-bearing demand deposits	$162,704	$96,283
NOW accounts	183,669	182,068
Money market accounts	82,985	70,775
Savings accounts	120,696	90,360
Retail time deposits	125,471	123,010
Brokered time deposits	83,262	106,886

Total	$758,787	$669,382

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Supplemental Disclosure for Earnings Per Share

Earnings per share information is presented below for the three- and six-month periods ended March 31, 2018 and 2017.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$1,646	$2,194	$5,052	$4,531
Shares:
Weighted average common shares outstanding, basic	2,251,425	2,220,773	2,239,823	2,212,955

Net income per common share, basic	$0.73	$0.99	$2.26	$2.05

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$1,646	$2,194	$5,052	$4,531
Shares:
Weighted average common shares outstanding, basic	2,251,425	2,220,773	2,239,823	2,212,955
Add: Dilutive effect of outstanding options	113,176	120,402	117,518	122,529
Add: Dilutive effect of restricted stock	5,659	3,244	6,265	1,262
Weighted average common shares outstanding, as adjusted	2,370,260	2,344,419	2,363,606	2,336,746

Net income per common share, diluted	$0.69	$0.94	$2.14	$1.94

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive stock options or restricted stock awards excluded from the calculation of diluted net income per share for the three- and six-month periods ended March 31, 2018. Stock options for 51,295 shares of common stock were excluded from the calculation of diluted net income per common share for the six-month period ended March 31, 2017, because their effect was antidilutive. No restricted stock awards were excluded from the calculation of diluted net income per common share for the six-month period ended March 31, 2017. No stock options or restricted stock awards were excluded from the calculation of diluted net income per common share for the three-month period ended March 31, 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2018	2017
	(In thousands)
Cash payments for:
Interest	$2,766	$2,051
Income taxes (net of refunds received)	1,214	270
Transfers from loans held for sale to loans	560	-

Transfers from loans to foreclosed real estate	-	34

Proceeds from sales of foreclosed real estate financed through loans	427	189

Noncash exercise of stock options	387	294

9.	Fair Value Measurements and Disclosures about Fair Value of Financial Instruments

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2018 and September 30, 2017. The Company had no liabilities measured at fair value as of March 31, 2018 or September 30, 2017.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2018:
Assets Measured - Recurring Basis:
Trading account securities	$-	$5,749	$-	$5,749

Securities available for sale:
Agency mortgage-backed	$-	$36,823	$-	$36,823
Agency CMO	-	12,398	-	12,398
Privately issued CMO	-	1,724	-	1,724
Privately issued ABS	-	2,903	-	2,903
SBA certificates	-	1,487	-	1,487
Municipal	-	134,397	-	134,397
Total securities available for sale	$-	$189,732	$-	$189,732

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$5,072	$5,072
Commercial real estate	-	-	6,710	6,710
Land and land development	-	-	28	28
Commercial business	-	-	349	349
Consumer	-	-	239	239
Total impaired loans	$-	$-	$12,398	$12,398

Loans held for sale:
Residential mortgage loans held for sale	$-	$330	$-	$330
SBA loans held for sale	-	-	21,779	21,779
Total loans held for sale	$-	$330	$21,779	$22,109

Loan servicing rights	$-	$-	$2,116	$2,116

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Other than SBA loans held for sale (see discussion below), there have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six-month period ended March 31, 2018.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At March 31, 2018 and September 30, 2017, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the six-month periods ended March 31, 2018 and 2017, the Company recognized provisions for loan losses of $18,000 and $42,000, respectively, for impaired loans. During the three-month period ended March 31, 2018, the Company recognized provisions for loan losses of $16,000 for impaired loans. No provision for loan losses was recognized for the three-month period ended March 31, 2017 for impaired loans.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential mortgage loans and the guaranteed portion of SBA loans. At March 31, 2018, the fair value of residential mortgage loans held for sale is based on specific prices of the underlying contracts for sale to investors and is classified as Level 2 in the fair value hierarchy, and the fair value of SBA loans held for sale reflects management’s estimate based on the weighted average price of SBA loans sold to investors during the prior quarter and is classified as Level 3 in the fair value hierarchy. At September 30, 2017, the fair value of residential mortgage and SBA loans held for sale is based on specific prices of the underlying contracts for sale to investors, and is classified as Level 2 in the fair value hierarchy.

Loan Servicing Rights. Loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At March 31, 2018, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 10.84% to 15.65% with a weighted average of 12.63% and prepayment speed assumptions ranging from 4.07% to 11.56% with a weighted average rate of 8.50%. At September 30, 2017, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 9.12% to 13.90% with a weighted average of 11.66% and prepayment speed assumptions ranging from 2.94% to 8.87% with a weighted average rate of 6.63%. Impairment of the loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company did not recognize any impairment charges on loan servicing rights for the three- and six-month periods ended March 31, 2018 and 2017.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At September 30, 2017, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 16.1% to 58.8% with a weighted average of 46.6%. The Company recognized charges of $49,000 and $59,000 to write-down other real estate owned to fair value for the three- and six-month periods ended March 31, 2018. The Company recognized charges of $10,000 to write-down other real estate owned to fair value for the three and six months ended March 31, 2017.

Transfers Between Categories. As previously described, management changed its valuation methodology related to SBA loans held for sale during the quarter ended March 31, 2018, resulting in a change in classification from Level 2 to Level 3 for these types of instruments. Other than that change, there were no transfers into or out of Levels 1, 2, or 3 of the fair value hierarchy for the three- and six-month periods ended March 30, 2018 and 2017.

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

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2018:
Financial assets:
Cash and due from banks	$12,457	$12,457	$-	$-
Interest-bearing deposits with banks	26,573	26,573	-	-
Interest-bearing time deposits	2,756	-	2,757	-
Trading account securities	5,749	-	5,749	-
Securities available for sale	189,732	-	189,732	-
Securities held to maturity	2,725	-	3,041	-

Loans, net	682,441	-	-	664,011

Residential mortgage loans held for sale	330	-	330	-
SBA loans held for sale	21,779	-	-	23,553
FRB and FHLB stock	9,621	N/A	N/A	N/A
Accrued interest receivable	3,874	-	3,874	-
Loan servicing rights (included in other assets)	2,116	-	-	2,155

Financial liabilities:
Deposits	758,787	-	-	757,477
Short-term repurchase agreements	1,350	-	1,350	-
Borrowings from FHLB	144,223	-	139,728	-
Accrued interest payable	316	-	316	-
Advance payments by borrowers for taxes and insurance	980	-	980	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2017:
Financial assets:
Cash and due from banks	$11,017	$11,017	$-	$-
Interest-bearing deposits with banks	23,242	23,242	-	-
Interest-bearing time deposits	2,435	-	2,435	-
Trading account securities	7,175	-	7,175	-
Securities available for sale	178,099	-	178,099	-
Securities held to maturity	2,878	-	3,306	-

Loans, net	586,456	-	-	579,074

Residential mortgage loans held for sale	727	-	727	-
SBA loans held for sale	24,908	-	27,980	-
FRB and FHLB stock	6,936	N/A	N/A	N/A
Accrued interest receivable	3,398	-	3,398	-
Loan servicing rights (included in other assets)	1,389	-	-	1,456

Financial liabilities:
Deposits	669,382	-	-	670,050
Short-term repurchase agreements	1,348	-	1,348	-
Borrowings from FHLB	118,065	-	117,920	-
Accrued interest payable	283	-	283	-
Advance payments by borrowers for taxes and insurance	1,212	-	1,212	-

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

The fair value of residential mortgage loans held for sale is estimated based on specific prices of underlying contracts for sales to investors, as previously described. The fair value of SBA loans held for sale at March 31, 2018 is estimated based on the weighted average price of similar loans sold to investors during the prior quarter, as previously described.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan therefore no compensation expense was recognized for the three- and six-month periods ended March 31, 2018 and 2017. The ESOP trust held 158,443 and 161,115 shares of Company common stock at March 31, 2018 and September 30, 2017, respectively.

11.	Stock Based Compensation Plans

The Company maintains two equity incentive plans under which stock options and restricted stock have or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”) approved by the Company’s shareholders in February 2010 and the 2016 Equity Incentive Plan (“2016 Plan”) approved by the Company’s shareholders in February 2016. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At March 31, 2018, 13,458 shares of the Company’s common stock were available for issuance under the 2010 Plan as stock options and 15,940 shares of the Company’s common stock were available for issuance under the 2016 Plan, consisting of 12,205 stock options and 3,735 shares of restricted stock.

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

The fair value of options granted during the six-month period ended March 31, 2018 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5 years
Weighted average fair value at grant date	$6.13

A summary of stock option activity as of March 31, 2018, and changes during the six-month period then ended is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at beginning of year	197,529	$20.15
Granted	4,200	56.56
Exercised	(42,296)	13.63
Forfeited or expired	(1,200)	56.56
Outstanding at end of year	158,233	$22.59	4.3	$7,423,000
Vested and expected to vest	158,233	$22.59	4.3	$7,423,000
Exercisable at end of year	114,597	$15.49	2.7	$6,190,000

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The intrinsic value of stock options exercised during the six-month period ended March 31, 2018 was $2.1 million. The Company recognized compensation expense related to stock options of $16,000 and $33,000 for the three- and six-month periods ended March 31, 2018, respectively. The company recognized compensation expense related to stock options of $16,000 and $24,000 for the three- and six-month periods ended March 31, 2017, respectively. At March 31, 2018, there was $243,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over the remaining vesting period of 4.6 years.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three- and six-month periods ended March 31, 2018 was $37,000 and $73,000, respectively. Compensation expense related to restricted stock recognized for the three- and six-month periods ended March 31, 2017 was $35,000 and $52,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of March 31, 2018 and changes during the six-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2017	17,265	$40.09
Granted	1,500	$56.56
Vested	(3,453)	$40.09
Forfeited	(500)	$56.56
Nonvested at March 31, 2018	14,812	$41.20

There were 3,453 restricted shares vested during the six-month period ended March 31, 2018 and the total fair value that vested during the six-month period ended March 31, 2018 was $195,000. There were no restricted shares that vested during the three-month period ended March 31, 2018 or the three- and six-month periods ended March 31, 2017. At March 31, 2018 there was $554,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 4.6 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company and the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer is 1.25% for 2017 and 1.875% for 2018. The Company and Bank met all capital adequacy requirements to which they are subject as of March 31, 2018 and September 30, 2017.

As of March 31, 2018, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk at either period.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of March 31, 2018:

Total capital (to risk-weighted assets):
Consolidated	$90,259	11.43%	$63,166	8.00%	N/A	N/A
Bank	86,432	10.98	62,981	8.00	$78,726	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$81,395	10.31%	$47,374	6.00%	N/A	N/A
Bank	77,568	9.85	47,235	6.00	$62,981	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$81,395	10.31%	$35,531	4.50%	N/A	N/A
Bank	77,568	9.85	35,427	4.50	$51,172	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$81,395	8.54%	$38,138	4.00%	N/A	N/A
Bank	77,568	8.16	38,005	4.00	$47,507	5.00%

As of September 30, 2017:

Total capital (to risk-weighted assets):
Consolidated	$88,179	12.69%	$55,587	8.00%	N/A	N/A
Bank	84,720	12.22	55,476	8.00	$69,345	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$80,087	11.53%	$41,690	6.00%	N/A	N/A
Bank	76,628	11.05	41,607	6.00	$55,476	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$80,087	11.53%	$31,267	4.50%	N/A	N/A
Bank	76,628	11.05	31,205	4.50	$45,074	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$80,087	9.14%	$35,031	4.00%	N/A	N/A
Bank	76,628	8.79	34,887	4.00	$43,608	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.	Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption. Management expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses through retained earnings as of the beginning of the first reporting period in which the new standard is effective; however, the magnitude of the adjustment is unknown. In planning for the implementation of ASU 2016-13, management is currently evaluating software solutions, data requirements and loss methodologies.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance in Topic 740, Income Taxes, requires that deferred tax assets and liabilities be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. As a result, the tax effect of items within accumulated other comprehensive income (“AOCI”) do not reflect the appropriate tax rate, referred to as “stranded tax effects”. The update was issued to allow a reclassification from AOCI to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017. The update requires that an entity disclose a description of the accounting policy for releasing income tax effects from AOCI. An entity that elects to reclassify the income tax effects of the TCJA from AOCI to retained earnings must disclose in the period of adoption a statement that an election was made and a description of other income tax effects related to the application of the TCJA that are reclassified from AOCI to retained earnings, if any. The amendments in the update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for public entities for periods for which financial statements have not yet been issued. The Company adopted the amendments in this update as of January 1, 2018 and reclassified $619,000 from AOCI to retained earnings during the quarter ended March 31, 2018. The reclassification, which increased AOCI and decreased retained earnings, related entirely to unrealized gains and losses on available for sale securities.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.	Segment Reporting

The Company’s operations include two primary segments: core banking and SBA lending. The core banking segment originates residential, commercial and consumer loans and attracts deposits from its customer base. Net interest income from loans and investments that are funded by deposits and borrowings is the primary revenue for the core banking segment. The SBA lending segment originates loans guaranteed by the SBA, subsequently selling the guaranteed portion to outside investors. Net gains on sales of loans and net interest income are the primary sources of revenue for the SBA lending segment.

The core banking segment is comprised primarily by the Bank and First Savings Investments, Inc., while the SBA lending segment’s revenues are comprised primarily of net interest income and gains on the sales of SBA loans generated by Q2 beginning January 1, 2017 and SBA loan related income of the Bank prior to the formation of Q2.

The following segment financial information has been derived from the internal financial statements of the Company which are used by management to monitor and manage financial performance. The accounting policies of the two segments are the same as those of the Company. The amounts reflected in the “Other” column in the below tables represent combined balances of the Company and the Captive, and are the primary differences between the sum of the segment amounts and consolidated totals, along with amounts to eliminate transactions between segments.

	Core Banking	SBA Lending	Other	Consolidated Totals
	(In thousands)
Three Months Ended March 31, 2018:
Net interest income	$7,975	$741	$7	$8,723
Net gains on sales of loans, SBA	-	1,488	-	1,488
Noncash items:
Provision for loan losses	256	115	-	371
Depreciation and amortization	322	13	-	335
Income tax expense (benefit)	494	-	(156)	338
Segment profit	1,059	1,175	(12)	2,222
Segment assets at March 31, 2018	1,001,206	58,690	(55,910)	1,008,554

	Core Banking	SBA Lending	Other	Consolidated Totals
	(In thousands)
Six Months Ended March 31, 2018:
Net interest income	$15,494	$1,268	$14	$16,776
Net gains on sales of loans, SBA	-	3,027	-	3,027
Noncash items:
Provision for loan losses	(138)	971	-	833
Depreciation and amortization	609	26	-	635
Income tax expense (benefit)	1,181	-	(221)	960
Segment profit	4,214	1,393	108	5,715
Segment assets at March 31, 2018	1,001,206	58,690	(55,910)	1,008,554

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core Banking	SBA Lending	Other	Consolidated Totals
	(In thousands)
Three Months Ended March 31, 2017:
Net interest income	$6,766	$417	$4	$7,187
Net gains on sales of loans, SBA	-	949	-	949
Noncash items:
Provision for loan losses	299	76	-	375
Depreciation and amortization	279	10	-	289
Income tax expense (benefit)	500	-	(87)	413
Segment profit	1,702	398	94	2,194
Segment assets at March 31, 2017	836,862	32,641	(28,901)	840,602

	Core Banking	SBA Lending	Other	Consolidated Totals
	(In thousands)
Six Months Ended March 31, 2017:
Net interest income	$13,461	$706	$9	$14,176
Net gains on sales of loans, SBA	-	1,803	-	1,803
Noncash items:
Provision for loan losses	465	216	-	681
Depreciation and amortization	562	20	-	582
Income tax expense (benefit)	1,222	-	(128)	1,094
Segment profit	3,623	641	267	4,531
Segment assets at March 31, 2017	836,862	32,641	(28,901)	840,602

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

Critical Accounting Policies

During the six-month period ended March 31, 2018, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2017.

Comparison of Financial Condition at March 31, 2018 and September 30, 2017

Cash and Cash Equivalents. Cash and cash equivalents increased $4.7 million from $34.3 million at September 30, 2017 to $39.0 million at March 31, 2018.

Loans. Net loans receivable increased $95.9 million, from $586.5 million at September 30, 2017 to $682.4 million at March 31, 2018, due primarily to increases in commercial real estate loans of $45.2 million, residential real estate loans of $19.3 million and commercial business loans of $11.3 million. The increase in net loans included $34.5 million of net loans acquired in the FNBO transaction.

Loans Held for Sale. Loans held for sale decreased $3.5 million, from $25.6 million at September 30, 2017 to $22.1 million at March 31, 2018, due to decreases in SBA loans held for sale of $3.1 million, and a decrease in residential mortgage loans held for sale of $397,000. The Company originated $58.1 million of SBA loans held for sale in the secondary market for the six-month period ended March 31, 2018 compared to $37.2 million in originations for the six-month period ended March 31, 2017, as management continues to focus on expanding the SBA lending program.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Trading Account Securities. Trading account securities decreased $1.5 million, from $7.2 million at September 30, 2017 to $5.7 million at March 31, 2018. Trading account securities are comprised of investment grade municipal bonds and the portfolio is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission.

Securities Available for Sale. Securities available for sale increased $11.6 million, from $178.1 million at September 30, 2017 to $189.7 million at March 31, 2018, due primarily to purchases of $16.2 million and $40.0 million acquired in the FNBO transaction, which more than offset sales of $32.3 million, calls and maturities of $1.3 million, principal repayments of $7.1 million and a net decrease in unrealized gains on securities available for sale of $3.6 million.

Securities Held to Maturity. Investment securities held to maturity decreased $153,000, from $2.9 million at September 30, 2017 to $2.7 million at March 31, 2018. There were no purchases of securities held to maturity, and partial calls and principal repayments on mortgage-backed securities and municipal obligations totaled $153,000 during the six-month period ended March 31, 2018.

Deposits. Total deposits increased $89.4 million, from $669.4 million at September 30, 2017 to $758.8 million at March 31, 2018, due primarily to increases in non-interest bearing deposit accounts and interest bearing deposits accounts of $66.4 million and $23.0 million, respectively. These increases were due primarily to the $91.8 million in deposits assumed as part of the FNBO transaction.

Borrowings. Borrowings from the FHLB increased $26.1 million, from $118.1 million at September 30, 2017 to $144.2 million at March 31, 2018. The increase in borrowings was primarily used to fund loan growth.

Equity. Stockholders’ equity attributable to the Company was $95.2 million at March 31, 2018 and increased $2.1 million from $93.1 million September 30, 2017 due primarily to retained net income of $4.4 million, partially offset by the decrease in net unrealized gains on securities available for sale of $2.6 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Overview. The Company reported net income of $1.6 million, or $0.69 per diluted share, for the three-month period ended March 31, 2018 compared to net income of $2.2 million, or $0.94 per diluted share, for the three-month period ended March 31, 2017. The annualized return on average assets and average equity were 0.68% and 6.83%, respectively, for the three-month period ended March 31, 2018. The annualized return on average assets and average equity were 1.06% and 10.23%, respectively, for the three-month period ended March 31, 2017. The decrease in net income for 2018 compared to 2017 was due primarily to merger and integration expenses recognized during 2018 that were related to the acquisition of FNBO.

Net Interest Income. Net interest income increased $1.5 million, or 21.3%, for the three-month period ended March 31, 2018 as compared to the same period in 2017. Average interest-earning assets increased $133.7 million and average interest-bearing liabilities increased $90.7 million when comparing the two periods. The tax-equivalent net interest margin was 3.97% for 2018 compared to 3.90% for 2017.

Total interest income increased $1.9 million, or 23.4%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $133.7 million, from $777.1 million for 2017 to $910.8 million for 2018, and an increase in the average tax equivalent yield on interest-earning assets from 4.43% for 2017 to 4.59% for 2018. The majority of the increase in average interest-earning assets was attributable to loans, which increased $118.4 million compared to 2017.

Total interest expense increased $391,000, or 39.1%, due to an increase in the average balance of interest-bearing liabilities of $90.7 million, from $642.2 million for 2017 to $732.9 million for 2018, and an increase in the average cost of interest-bearing liabilities from 0.64% for 2017 to 0.78% for 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended March 31, 2018 and 2017. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 24.5% for 2018 and 34.0% for 2017.

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$28,318	$116	1.64%	$25,033	$40	0.64%
Loans	683,865	8,192	4.79	565,450	6,551	4.63
Investment securities	153,636	1,765	4.60	137,636	1,710	4.97
Agency mortgage-backed securities	35,421	235	2.65	42,052	226	2.15
Dividend income	9,569	149	6.23	6,936	77	4.44
Total interest-earning assets	910,809	10,457	4.59	777,107	8,604	4.43

Noninterest-earning assets	54,900			53,359
Total assets	$965,709			$830,466

Liabilities and equity:
NOW accounts	$195,084	$128	0.26%	$169,678	$89	0.21%
Money market deposit accounts	77,618	94	0.48	61,113	38	0.25
Savings accounts	107,063	20	0.07	87,814	15	0.07
Time deposits	202,096	565	1.12	211,380	487	0.92
Total interest-bearing deposits	581,861	807	0.55	529,985	629	0.47

Borrowings (1)	151,029	616	1.63	112,239	403	1.44
Total interest-bearing liabilities	732,890	1,423	0.78	642,224	1,032	0.64

Noninterest-bearing deposits	130,224			95,183
Other noninterest-bearing liabilities	6,233			7,266
Total liabilities	869,347			744,673

Total equity	96,362			85,793
Total liabilities and equity	$965,709			$830,466
Net interest income (taxable equivalent basis)		9,034			$7,572
Less: taxable equivalent adjustment		(311)			(385)
Net interest income		$8,723			$7,187
Interest rate spread			3.81%			3.79%
Net interest margin			3.97%			3.90%
Average interest-earning assets to average interest-bearing liabilities			124.28%			121.00%

(1) Includes FHLB borrowings, federal funds purchased and repurchase agreements.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended March 31, 2018 and 2017. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$70	$6	$76
Loans	232	1,409	1,641
Investment securities	(97)	152	55
Agency mortgage-backed securities	28	(19)	9
Dividend income	37	35	72
Total interest-earning assets	270	1,583	1,853

Interest expense:
Deposits	113	65	178
Borrowings (1)	58	155	213
Total interest-bearing liabilities	171	220	391

Net increase in net interest income (tax equivalent basis)	$99	$1,363	$1,462

(1) Includes FHLB borrowings, federal funds purchased and repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $371,000 for the three-month period ended March 31, 2018 compared to $375,000, for the same period in 2017. The increase in the provision for loans losses for 2018 as compared to the prior period was due primarily to growth in the loan portfolio. Gross loans increased approximately $31.3 million for the three-month period ended March 31, 2018 (excluding loans acquired in the FNBO transaction) compared to an increase of approximately $14.8 million for the three-month period ended March 31, 2017.

The Company recognized net charge-offs of $18,000 for the three-month period ended March 31, 2018 compared to net charge-offs of $76,000 for the same period in 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $706,000 for the three months ended March 31, 2018 as compared to the same period in 2017. The increase was due primarily to increases in the net gain on sale of loans guaranteed by the SBA of $539,000 and other income of $198,000, and the recognition of a $226,000 impairment loss on a tax credit investment during the quarter ended March 31, 2017 (there was no comparable loss in 2018). These increases were partially offset by a decrease in the net gain on trading account securities of $270,000. The net gain on sales of loans guaranteed by the SBA was $1.5 million for the three months ended March 31, 2018 as compared to $949,000 for the same period in 2017. The net loss on trading account securities was $59,000 for the three months ended March 31, 2018 as compared to a net gain of $211,000 for the same period in 2017. The decrease in net gain (loss) on trading account securities is due to market volatility in the municipal bond sector during the three months ended March 31, 2018. The increase in other income is primarily attributable to increased servicing income on SBA-guaranteed loans.

Noninterest Expense. Noninterest expense increased $2.3 million for the three months ended March 31, 2018 as compared to the same period in 2017. The increase was due primarily to increases in data processing, compensation and benefits, occupancy and equipment, professional fees, and other operating expenses of $896,000, $751,000, $232,000, $198,000 and $162,000, respectively, which included merger-related expenses as provided in the table below.

	Data	Compensation	Occupancy	Professional	Other
	Processing	& Benefits	& Equipment	Fees	Operating
	(In thousands)
Increase	$896	$751	$232	$198	$162
Less: Merger-Related	839	83	69	207	29
	$57	$668	$163	$(9)	$133

The increase in compensation and benefits expense (excluding nonrecurring merger-related expenses) is attributable to the addition of new employees to support the growth of the Company, including its SBA lending activities, post-merger compensation for the retained FNBO employees, and normal salary and benefits adjustments. The increase in occupancy and equipment expense (excluding nonrecurring merger-related expenses) is primarily attributable to increases in repairs, maintenance and software licensing expenses.

Income Tax Expense. The Company recognized income tax expense of $338,000 for the three months ended March 31, 2018, for an effective tax rate of 13.2%, as compared to income tax expense of $413,000, for an effective tax rate of 15.8%, for the same period in 2017. The decrease in the effective tax rate is due primarily to a reduction in the Company’s statutory federal income tax rate from 34.0% to 24.5% as a result of the Tax Cuts and Jobs Act enacted in December 2017, and net income attributable to noncontrolling interests of $576,000, which is pass-through income not subject to income tax at the entity level. The Company files federal income tax returns on a fiscal year basis so, in accordance with Internal Revenue Code regulations, the Company’s federal income tax rate for the tax year ending September 30, 2018 is based on a blended rate of 24.5%.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended March 31, 2018 and 2017

Overview. The Company reported net income of $5.1 million, or $2.14 per diluted share, for the six-month period ended March 31, 2018 compared to net income of $4.5 million, or $1.94 per diluted share, for the six-month period ended March 31, 2017. The annualized return on average assets and average equity were 1.08% and 10.65%, respectively, for the six-month period ended March 31, 2018. The annualized return on average assets and average equity were 1.11% and 10.54%, respectively, for the six-month period ended March 31, 2017.

Net Interest Income. Net interest income increased $2.6 million, or 18.3%, for the six-month period ended March 31, 2018 as compared to the same period in 2017. Average interest-earning assets increased $126.7 million and average interest-bearing liabilities increased $87.7 million when comparing the two periods. The tax-equivalent net interest margin was 3.92% for 2018 compared to 3.93% for 2017.

Total interest income increased $3.3 million, or 20.6%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $126.7 million, from $758.1 million for 2017 to $884.8 million for 2018, and an increase in the average tax equivalent yield on interest-earning assets from 4.47% for 2017 to 4.56% for 2018. The majority of the increase in average interest-earning assets was attributable to loans, which increased $113.0 million compared to 2017.

Total interest expense increased $742,000, or 35.3%, due to an increase in the average balance of interest-bearing liabilities of $87.7 million, from $633.3 million for 2017 to $721.0 million for 2018, and an increase in the average cost of interest-bearing liabilities from 0.65% for 2017 to 0.78% for 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the six-month periods ended March 31, 2018 and 2017. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 24.5% for 2018 and 34.0% for 2017.

	Six Months Ended March 31,
	2018			2017
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$28,897	$187	1.29%	$23,498	$62	0.53%
Loans	662,768	15,894	4.80	549,734	12,921	4.70
Investment securities	148,790	3,389	4.56	134,629	3,363	5.00
Agency mortgage-backed securities	35,592	449	2.52	43,309	460	2.12
Dividend income	8,742	239	5.47	6,936	156	4.50
Total interest-earning assets	884,789	20,158	4.56	758,106	16,962	4.47

Noninterest-earning assets	54,231			58,307
Total assets	$939,020			$816,413

Liabilities and equity:
NOW accounts	$191,934	$253	0.26%	$163,230	$172	0.21%
Money market deposit accounts	75,140	168	0.45	61,475	78	0.25
Savings accounts	99,254	38	0.08	86,226	30	0.07
Time deposits	213,946	1,210	1.13	208,173	961	0.92
Total interest-bearing deposits	580,274	1,669	0.58	519,104	1,241	0.48

Borrowings (1)	140,716	1,127	1.60	114,159	813	1.42
Total interest-bearing liabilities	720,990	2,796	0.78	633,263	2,054	0.65

Noninterest-bearing deposits	115,518			90,211
Other noninterest-bearing liabilities	7,621			6,977
Total liabilities	844,129			730,451

Total equity	94,891			85,962
Total liabilities and equity	$939,020			$816,413
Net interest income (taxable equivalent basis)		17,362			$14,908
Less: taxable equivalent adjustment		(586)			(732)
Net interest income		$16,776			$14,176
Interest rate spread			3.78%			3.82%
Net interest margin			3.92%			3.93%
Average interest-earning assets to average interest-bearing liabilities			122.72%			119.71%

(1) Includes FHLB borrowings, federal funds purchased and repurchase agreements.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the six-month periods ended March 31, 2018 and 2017. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$108	$17	$125
Loans	279	2,694	2,973
Investment securities	(133)	159	26
Agency mortgage-backed securities	(211)	200	(11)
Dividend income	38	45	83
Total interest-earning assets	81	3,115	3,196

Interest expense:
Deposits	273	155	428
Borrowings (1)	111	203	314
Total interest-bearing liabilities	384	358	742

Net increase (decrease) in net interest income (tax equivalent basis)	$(303)	$2,757	$2,454

(1) Includes FHLB borrowings, federal funds purchased and repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $833,000 for the six-month period ended March 31, 2018 compared to $681,000, for the same period in 2017. The increase in the provision for loans losses for 2018 as compared to the prior period was due primarily to growth in the loan portfolio. Gross loans increased approximately $62.2 million for the six-month period ended March 31, 2018 (excluding loans acquired in the FNBO transaction) compared to an increase of approximately $31.1 million for the six-month period ended March 31, 2017.

The Company recognized net charge-offs of $61,000 for the six-month period ended March 31, 2018 compared to net charge-offs of $85,000 for the same period in 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $1.7 million for the six months ended March 31, 2018 as compared to the same period in 2017. The increase was due primarily to increases in the net gain on sale of loans guaranteed by the SBA of $1.2 million, other income of $236,000 and the net gain on trading account securities of $162,000. The net gain on sales of loans guaranteed by the SBA was $3.0 million for the six months ended March 31, 2018 as compared to $1.8 million for the same period in 2017. The net gain on trading account securities was $91,000 for the six months ended March 31, 2018 as compared to a net loss of $71,000 for the same period in 2017. The increase in other income is primarily attributable to increased servicing income on SBA-guaranteed loans.

Noninterest Expense. Noninterest expense increased $3.1 million for the six months ended March 31, 2018 as compared to the same period in 2017. The increase was due primarily to increases in data processing, compensation and benefits, occupancy and equipment, professional fees, and other operating expenses of $869,000, $1.2 million, $374,000, $366,000 and $298,000, respectively, which included merger-related expenses as provided in the table below.

	Data	Compensation	Occupancy	Professional	Other
	Processing	& Benefits	& Equipment	Fees	Operating
	(In thousands)
Increase	$869	$1,221	$374	$366	$298
Less: Merger-Related	839	83	72	217	43
	$30	$1,138	$302	$149	$255

The increase in compensation and benefits expense (excluding nonrecurring merger-related expense) is attributable to the addition of new employees to support the growth of the Company, including its SBA lending activities, post-merger compensation for the retained FNBO employees, and normal salary and benefits adjustments. The increase in occupancy and equipment expense (excluding nonrecurring merger-related expense) is primarily attributable to increases in repairs, maintenance and software licensing expenses. The increase in professional fees expense (excluding nonrecurring merger-related expense) is primarily attributable to third-party loan review engagements and increased performance-based investment advisor fees on the trading account portfolio.

Income Tax Expense. The Company recognized income tax expense of $960,000 for the six-months ended March 31, 2018, for an effective tax rate of 14.4% as compared to income tax expense of $1.1 million, for an effective tax rate of 19.4%, for the same period in 2017. The decrease in the effective tax rate is due primarily to a reduction in the Company’s statutory federal income tax rate from 34.0% to 24.5% as a result of the enacted Tax Cuts and Jobs Act, and net income attributable to noncontrolling interests of $663,000, which is pass-through income not subject to income tax at the entity level.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2018, the Bank had cash and cash equivalents of $39.0 million, trading account securities with a fair value of $5.7 million and securities available-for-sale with a fair value of $189.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2018, the Company (unconsolidated basis) had liquid assets of $513,000.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2018, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 8.16%, 9.85%, 9.85% and 10.98%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At March 31, 2018, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six-month period ended March 31, 2018, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

	At March 31, 2018		At September 30, 2017
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)

300bp	$(272)	(0.78)%	$319	1.04%
200bp	803	2.30	332	1.08
100bp	425	1.22	155	0.51
(100)bp	(395)	(1.13)	(463)	(1.51)

At March 31, 2018, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $425,000, or 1.22%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 2.30% and decrease by 0.78%, respectively. Conversely, an immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $395,000, or 1.13%, over a one year horizon compared to a flat interest rate scenario.

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

During the quarter ended March 31, 2018, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended March 31, 2018:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2018 through January 31, 2018	1,295	$63.50	1,295	65,091
February 1, 2018 through February 28, 2018	2,642	$65.16	2,642	62,449
March 1, 2018 through March 31, 2018	1,977	$67.00	1,977	60,472
Total	5,914	$65.41	5,914	60,472

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

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated May 10, 2018	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated May 10, 2018	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-68-