Form 10-Q
period 2018-06-30
First Savings Financial Group Inc
filed 2018-08-09
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2018 was 2,292,021.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2018	2017

ASSETS
Cash and due from banks	$13,725	$11,017
Interest-bearing deposits with banks	24,277	23,242
Total cash and cash equivalents	38,002	34,259

Interest-bearing time deposits	2,756	2,435
Trading account securities, at fair value	-	7,175
Securities available for sale, at fair value	208,071	178,099
Securities held to maturity	2,687	2,878

Loans held for sale, residential mortgage	3,002	727
Loans held for sale, Small Business Administration	22,274	24,908
Loans, net of allowance for loan losses of $9,026 and $8,092	693,858	586,456

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	9,621	6,936
Premises and equipment	12,608	11,270
Other real estate owned, held for sale	64	852
Accrued interest receivable:
Loans	2,405	1,907
Securities	2,107	1,491
Cash surrender value of life insurance	19,861	18,297
Goodwill	9,511	7,936
Core deposit intangibles	2,463	693
Other assets	6,056	4,814

Total Assets	$1,035,346	$891,133

LIABILITIES
Deposits:
Noninterest-bearing	$156,827	$96,283
Interest-bearing	677,927	573,099
Total deposits	834,754	669,382

Repurchase agreements	1,351	1,348
Borrowings from Federal Home Loan Bank	90,000	118,065
Accrued interest payable	428	283
Advance payments by borrowers for taxes and insurance	808	1,212
Accrued expenses and other liabilities	9,136	7,728
Total Liabilities	936,477	798,018

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,560,907 shares (2,559,307 at September 30, 2017); outstanding 2,292,021 shares (2,242,454 shares at September 30, 2017)	26	25
Additional paid-in capital	27,612	27,798
Retained earnings - substantially restricted	74,123	67,583
Accumulated other comprehensive income	1,665	4,158
Unearned stock compensation	(517)	(571)
Less treasury stock, at cost - 268,886 shares (316,853 shares at September 30, 2017)	(5,269)	(5,878)
Total First Savings Financial Group, Inc. Stockholders' Equity	97,640	93,115

Noncontrolling interests in subsidiary	1,229	-
Total Equity	98,869	93,115

Total Liabilities and Equity	$1,035,346	$891,133

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2018	2017	2018	2017

INTEREST INCOME
Loans, including fees	$8,866	$6,908	$24,726	$19,781
Securities:
Taxable	1,201	880	2,787	2,691
Tax-exempt	920	754	2,620	2,082
Dividend income	107	79	346	235
Interest-bearing deposits with banks	112	43	299	105
Total interest income	11,206	8,664	30,778	24,894

INTEREST EXPENSE
Deposits	1,222	689	2,891	1,930
Federal funds purchased	-	14	-	21
Repurchase agreements	1	1	3	3
Borrowings from Federal Home Loan Bank	476	428	1,601	1,232
Total interest expense	1,699	1,132	4,495	3,186

Net interest income	9,507	7,532	26,283	21,708
Provision for loan losses	266	321	1,099	1,002

Net interest income after provision for loan losses	9,241	7,211	25,184	20,706

NONINTEREST INCOME
Service charges on deposit accounts	461	329	1,237	971
Net gain on sales of available for sale securities	99	30	99	30
Other than temporary impairment loss on securities	(95)	-	(95)	-
Net gain (loss) on trading account securities	(48)	184	43	113
Net gain on sales of loans, residential mortgage	91	104	259	342
Net gain on sales of loans, Small Business Administration	1,558	938	4,585	2,741
Increase in cash surrender value of life insurance	112	105	325	318
Gain on life insurance	-	-	-	189
Commission income	99	78	325	283
Income (loss) on tax credit investment	340	-	340	(226)
Other income	637	355	1,609	1,098
Total noninterest income	3,254	2,123	8,727	5,859

NONINTEREST EXPENSE
Compensation and benefits	5,113	3,837	13,532	11,035
Occupancy and equipment	894	699	2,559	1,990
Data processing	408	329	1,979	1,031
Advertising	162	126	457	363
Professional fees	370	419	1,236	919
FDIC insurance premiums	135	113	382	342
Net (gain) loss on other real estate owned	7	(14)	(171)	(123)
Other operating expenses	1,033	796	2,889	2,354
Total noninterest expense	8,122	6,305	22,863	17,911
Income before income taxes	4,373	3,029	11,048	8,654
Income tax expense	696	586	1,656	1,680
Net Income	3,677	2,443	9,392	6,974
Less: net income attributable to noncontrolling interests	571	-	1,234	-
Net Income Attributable to First Savings Financial Group, Inc.	$3,106	$2,443	$8,158	$6,974

Net income per share:
Basic	$1.37	$1.10	$3.62	$3.15
Diluted	$1.31	$1.04	$3.44	$2.98

Weighted average shares outstanding:
Basic	2,274,951	2,225,189	2,251,387	2,217,033
Diluted	2,378,839	2,351,739	2,369,710	2,340,688

Dividends per share	$0.15	$0.14	$0.44	$0.41

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017

Net Income	$3,677	$2,443	$9,392	$6,974

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(545)	2,307	(3,851)	(2,309)
Income tax benefit (expense)	35	(800)	742	823
Net of tax amount	(510)	1,507	(3,109)	(1,486)

Less: reclassification adjustment for realized gains included in net income	(99)	(30)	(99)	(30)
Income tax expense	26	10	26	10
Net of tax amount	(73)	(20)	(73)	(20)

Less: reclassification adjustment for other-than-temporary impairment loss on securities included in net income	95	-	95	-
Income tax benefit	(25)	-	(25)	-
Net of tax amount	70	-	70	-

Other Comprehensive Income (Loss)	(513)	1,487	(3,112)	(1,506)

Comprehensive Income	3,164	3,930	6,280	5,468
Less: comprehensive income attributable to noncontrolling interests	571	-	1,234	-

Comprehensive Income Attributable to First Savings Financial Group, Inc.	$2,593	$3,930	$5,046	$5,468

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interest in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total

Nine Months Ended June 30, 2017:
Balances at October 1, 2016	$25	$27,182	$59,499	$5,944	$-	$(6,070)	$-	$86,580

Net income	-	-	6,974	-	-	-	-	6,974

Other comprehensive loss	-	-	-	(1,506)	-	-	-	(1,506)

Common stock dividends - $0.41 per share	-	-	(915)	-	-	-	-	(915)

Restricted stock grants - 17,265 shares	-	692	-	-	(692)	-	-	-

Stock compensation expense	-	39	-	-	86	-	-	125

Stock option exercises - 26,858 shares	-	(131)	-	-	-	486	-	355

Purchase of 6,456 treasury shares	-	-	-	-	-	(294)	-	(294)

Balances at June 30, 2017	$25	$27,782	$65,558	$4,438	$(606)	$(5,878)	$-	$91,319

Nine Months Ended June 30, 2018:
Balances at October 1, 2017	$25	$27,798	$67,583	$4,158	$(571)	$(5,878)	$-	$93,115

Net income	-	-	8,158	-	-	-	1,234	9,392

Other comprehensive loss	-	-	-	(3,112)	-	-	-	(3,112)

Reclassification from AOCI to retained earnings for change in federal tax rate	-	-	(619)	619	-	-	-	-

Preferred stock dividends	-	-	-	-	-	-	-	-

Common stock dividends - $0.44 per share	-	-	(999)	-	-	-	-	(999)

Distributions to noncontrolling interests	-	-	-	-	-	-	(5)	(5)

Restricted stock grants - 1,000 shares	1	56	-	-	(57)	-	-	-

Stock compensation expense	-	50	-	-	111	-	-	161

Stock option exercises - 55,296 shares	-	(292)	-	-	-	1,042	-	750

Purchase of 6,729 treasury shares	-	-	-	-	-	(433)	-	(433)

Balances at June 30, 2018	$26	$27,612	$74,123	$1,665	$(517)	$(5,269)	$1,229	$98,869

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,392	$6,974
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,099	1,002
Depreciation and amortization	995	871
Amortization of premiums and accretion of discounts on securities, net	118	516
Decrease in trading account securities	7,175	3,436
Loans originated for sale	(87,277)	(67,128)
Proceeds on sales of loans	94,208	52,145
Net gain on sales of loans	(4,844)	(3,083)
Net realized and unrealized gain on other real estate owned	(212)	(168)
Net gain on sales of available for sale securities	(99)	(30)
Other than temporary impairment loss on securities	95	-
Gain on life insurance	-	(189)
Increase in cash surrender value of life insurance	(325)	(318)
Net gain on sale of premises and equipment	(20)	(30)
(Income) loss on tax credit investment	(340)	226
Deferred income taxes	883	1,293
Stock compensation expense	161	125
Increase in accrued interest receivable	(787)	(702)
Increase in accrued interest payable	144	70
Change in other assets and liabilities, net	(394)	(755)
Net Cash Provided By (Used In) Operating Activities	19,972	(5,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(490)	(445)
Proceeds from sales of interest-bearing time deposits	2,741	-
Proceeds from maturities of interest-bearing time deposits	1,245	990
Purchase of securities available for sale	(44,482)	(26,422)
Proceeds from sales of securities available for sale	37,315	4,255
Proceeds from maturities of securities available for sale	1,280	2,830
Proceeds from maturities of securities held to maturity	150	139
Principal collected on securities	11,542	13,047
Net increase in loans	(74,357)	(48,644)
Proceeds from redemption of Federal Reserve Bank stock	21	-
Purchase of Federal Home Loan Bank stock	(2,562)	-
Proceeds from life insurance	540	-
Proceeds from sale of other real estate owned	606	186
Purchase of premises and equipment	(918)	(389)
Proceeds from sale of premises and equipment	20	19
Net cash received in the acquisition of Dearmin Bancorp and FNBO	6,667	-
Net Cash Used In Investing Activities	(60,682)	(54,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	73,607	94,433
Net increase in repurchase agreements	3	2
Decrease in Federal Home Loan Bank line of credit	(18,065)	(21,633)
Proceeds from Federal Home Loan Bank advances	209,500	15,000
Repayment of Federal Home Loan Bank advances	(219,500)	(15,000)
Net decrease in advance payments by borrowers for taxes and insurance	(404)	(22)
Proceeds from exercise of stock options	362	62
Taxes paid on stock award shares for employees	(46)	-
Dividends paid on common stock	(999)	(915)
Distributions to noncontrolling interests	(5)	-
Net Cash Provided By Financing Activities	44,453	71,927

Net Increase in Cash and Cash Equivalents	3,743	11,748

Cash and cash equivalents at beginning of year	34,259	29,342

Cash and Cash Equivalents at End of Year	$38,002	$41,090

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2018, the results of operations for the three- and nine-month periods ended June 30, 2018 and 2017, and the cash flows for the nine-month periods ended June 30, 2018 and 2017. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Pursuant to the terms of the merger agreement, FNBO stockholders received $265.00 in cash for each share of FNBO common stock for total cash consideration of $10.6 million. Under the acquisition method of accounting, the purchase price is assigned to the identifiable assets acquired and liabilities assumed based on their fair values, net of applicable income tax effects. In accounting for the acquisition, the excess of cost over the fair value of the acquired net assets of $1.6 million, based on management’s initial preliminary valuation, has been recorded as goodwill. Transaction and integration costs related to the acquisition totaling $1.3 million were expensed as incurred for the nine-month period ended June 30, 2018. No transaction and integration costs were recognized for the three-month period ended June 30, 2018.

Following is a condensed balance sheet providing the fair values of the assets acquired and the liabilities assumed, based on management’s preliminary analysis, as of the date of acquisition:

(In thousands)

Cash and due from banks	$1,310
Interest-bearing deposits with banks	15,957
Interest-bearing time deposits with banks	3,817
Investment securities	39,978
Loans	34,467
Premises and equipment	1,125
Goodwill arising in the acquisition	1,575
Net deferred tax asset	2,083
Other assets	2,659
Total assets acquired	102,971

Deposit accounts	91,765
Net deferred tax liabilities	233
Other liabilities	373
Total liabilities assumed	92,371

Total consideration	$10,600

Based on management’s initial preliminary valuation, $2.1 million was assigned to a core deposit intangible which is amortized over a weighted-average estimated economic life of 7.9 years. It is not anticipated that the core deposit intangible will have a significant residual value. No amount of the goodwill or core deposit intangible arising in the acquisition is deductible for income tax purposes.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. On the acquisition date, no loans were identified with evidence of deterioration of credit quality since origination. Loans acquired not subject to ASC 310-30 included non-impaired loans with a fair value of $34.5 million and gross contractual amounts receivable of $41.5 million at the date of acquisition.

The following unaudited pro forma combined results of operations for the three- and nine-month periods ended June 30, 2018 and 2017 assumes that the acquisition was consummated on October 1, 2016:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)

Interest income	$10,435	$9,415	$20,614	$27,141
Interest expense	1,426	1,155	2,820	3,258
Net interest income	9,009	8,260	17,794	23,883
Provision for loan losses	371	331	833	1,042
Net interest income after provision for loan losses	8,638	7,929	16,961	22,841
Noninterest income	2,657	2,301	5,745	6,409
Noninterest expense	7,612	6,981	14,814	21,240
Income before income taxes	3,683	3,249	7,982	8,010
Income tax expense	661	638	1,384	1,377

Net income	3,022	2,611	6,508	6,633

Net income attributable to noncontrolling interests in subsidiary	571	-	1,234	-

Net income attributable to First Savings Financial Group	$2,446	$2,611	$5,845	$6,633

Weighted average common shares outstanding, basic	2,274,951	2,225,189	2,251,387	2,217,033

Net income per common share, basic	$1.09	$1.17	$2.61	$2.99

Weighted average common shares outstanding, basic	2,274,951	2,225,189	2,251,387	2,217,033
Add: Dilutive effect of outstanding options	96,662	121,773	111,382	121,267
Add: Dilutive effect of restricted stock	7,226	4,777	6,941	2,388
Weighted average common shares outstanding, as adjusted	2,378,839	2,351,739	2,369,710	2,340,688

Net income per common share, diluted	$1.03	$1.11	$2.47	$2.83

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In addition to combining the historical results of operations, the pro forma calculations consider the purchase accounting adjustments and nonrecurring charges directly related to the acquisition and the related tax effects. The pro forma information for the nine months ended June 30, 2018 was adjusted to exclude $1.3 million of acquisition-related costs incurred during the period and the pro forma information for the nine months ended June 30, 2017 was adjusted to include those costs. The pro forma calculations do not include any anticipated cost savings as a result of the acquisition. The pro forma results of operations are presented for informational purposes only and are not necessarily indicative of the actual results of operations that would have occurred had the FNBO acquisition actually been consummated on October 1, 2016, or results that may occur in the future.

3.	Investment Securities

U.S. agency bonds and notes, agency mortgage-backed securities and agency collateralized mortgage obligations (“CMO”) include treasury notes issued by the U.S. government; securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency; and securities issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”), which are U.S. government sponsored enterprises. The Company holds municipal bonds issued by municipal governments within the U.S. The Company also holds pass-through asset-backed securities guaranteed by the SBA representing participating interests in pools of long term debentures issued by state and local development companies certified by the SBA. Privately issued CMO and asset-backed securities (“ABS”) are complex securities issued by non government special purpose entities that are collateralized by residential mortgage loans and residential home equity loans.

Investment securities have been classified according to management’s intent.

Trading Account Securities

Prior to June 30, 2018, the Company invested in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account was managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At September 30, 2017, trading account securities recorded at fair value totaled $7.2 million and were comprised of investment grade municipal bonds. During May 2018, the Company ceased its trading activity and had no trading account securities at June 30, 2018. During the three-month period ended June 30, 2018, the Company reported a net loss on trading account securities of $48,000. During the three-month period ended June 30, 2017, the Company reported a net gain on trading account securities of $184,000. During the nine-month period ended June 30, 2018, the Company reported a net gain on trading account securities of $43,000. During the nine-month period ended June 30, 2017, the Company reported a net gain on trading account securities of $113,000.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2018:
Securities available for sale:

Agency bonds and notes	$9,868	$1	$-	$9,869
Agency mortgage-backed	44,637	126	583	44,180
Agency CMO	11,364	7	290	11,081
Privately-issued CMO	1,470	157	51	1,576
Privately-issued ABS	1,827	390	-	2,217
SBA certificates	1,356	58	6	1,408
Municipal bonds	135,394	3,039	693	137,740

Total securities available for sale	$205,916	$3,778	$1,623	$208,071

Securities held to maturity:

Agency mortgage-backed	$139	$9	$-	$148
Municipal bonds	2,548	304	-	2,852

Total securities held to maturity	$2,687	$313	$-	$3,000

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2017:
Securities available for sale:

Agency mortgage-backed	$36,439	$382	$85	$36,736
Agency CMO	14,605	37	66	14,576
Privately-issued CMO	1,825	204	28	2,001
Privately-issued ABS	2,691	757	-	3,448
SBA certificates	913	-	1	912
Municipal bonds	115,193	5,409	176	120,426

Total securities available for sale	$171,666	$6,789	$356	$178,099

Securities held to maturity:

Agency mortgage-backed	$179	$16	$-	$195
Municipal bonds	2,699	412	-	3,111

Total securities held to maturity	$2,878	$428	$-	$3,306

The amortized cost and fair value of investment securities as of June 30, 2018 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$4,020	$4,077	$238	$266
Due after one year through five years	16,587	17,066	992	1,111
Due after five years through ten years	38,449	39,119	929	1,044
Due after ten years	86,206	87,347	389	431
CMO	12,834	12,657	-	-
ABS	1,827	2,217	-	-
SBA certificates	1,356	1,408	-	-
Mortgage-backed securities	44,637	44,180	139	148

	$205,916	$208,071	$2,687	$3,000

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at June 30, 2018 and September 30, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
June 30, 2018:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	20	$30,781	$380
Agency CMO	6	5,633	119
SBA certificates	1	664	6
Municipal bonds	68	29,400	370

Total less than twelve months	95	66,478	875

Continuous loss position more than twelve months:
Agency mortgage-backed	7	6,170	203
Agency CMO	7	5,246	171
Privately-issued CMO	2	74	51
Municipal bonds	7	5,941	323

Total more than twelve months	23	17,431	748

Total securities available for sale	118	$83,909	$1,623

September 30, 2017:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	12	$13,332	$85
Agency CMO	9	9,062	52
Privately-issued CMO	2	113	28
Municipal bonds	9	6,522	157

Total less than twelve months	32	29,029	322

Continuous loss position more than twelve months:
Agency CMO	3	2,605	14
SBA certificates	1	912	1
Municipal bonds	1	513	19

Total more than twelve months	5	4,030	34

Total securities available for sale	37	$33,059	$356

At June 30, 2018 and September 30, 2017, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at June 30, 2018, which consisted of U.S. government agency mortgage backed securities and CMOs, privately issued CMOs, SBA certificates and municipal bonds, had a fair value as a percentage of amortized cost of 98.16%. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At June 30, 2018, the Company held fourteen privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $1.3 million and fair value of $1.7 million that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various nationally recognized statistical rating organizations (“NRSROs”).

At June 30, 2018, two privately-issued CMO were in loss positions and had depreciated approximately 5.55% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $74,000 and a total unrealized loss of $51,000 at June 30, 2018, and were rated below investment grade by NRSROs. Based on the independent third party analysis of the expected cash flows, management has determined that no other-than-temporary impairment is required to be recognized on the remaining privately issued CMO and ABS portfolios. While the Company does not anticipate additional credit-related impairment losses at June 30, 2018, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit related impairment charge.

During the three-month period ended June 30, 2018, the Company recognized an other-than-temporary write-down charge to earnings of $95,000 representing the total amortized cost of a privately-issued CMO. The security was determined to be other-than-temporarily impaired and the Company does not anticipate recovering its investment in the security.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

During the three- and nine-month periods ended June 30, 2018, the Company realized gross gains on sales of available for sale securities of $99,000. During the three- and nine-month periods ended June 30, 2017, the Company realized gross gains on sales of available for sale securities of $96,000 and gross losses of $66,000. Securities and interest-bearing time deposits acquired in the FNBO transaction with a fair value of $35.0 million were sold within a short period of time following the merger, resulting in no gain or loss for financial reporting purposes.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at June 30, 2018 and September 30, 2017, and may be pledged to secure federal funds borrowings.

4.	Loans and Allowance for Loan Losses

Loans at June 30, 2018 and September 30, 2017 consisted of the following:

	June 30, 2018	September 30, 2017
	(In thousands)
Real estate mortgage:
1-4 family residential	$194,462	$171,863
Commercial	341,093	273,106
Multifamily residential	28,436	21,121
Residential construction	17,009	15,088
Commercial construction	7,783	18,385
Land and land development	9,541	9,733
Commercial business	65,632	52,724

Consumer:
Home equity	23,675	22,939
Auto	12,035	7,057
Other consumer	2,914	2,323
Total Loans	702,580	594,339

Deferred loan origination fees and costs, net	304	209
Allowance for loan losses	(9,026)	(8,092)

Loans, net	$693,858	$586,456

During the nine-month period ended June 30, 2018, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

At June 30, 2018 and September 30, 2017, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $1.5 million and $1.6 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of June 30, 2018:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$194,462	$341,093	$28,436	$24,792	$9,541	$65,632	$38,624	$702,580

Accrued interest receivable	540	1,259	102	140	23	274	67	2,405

Net deferred loan origination fees and costs	(30)	120	(22)	13	3	248	(28)	304

Recorded investment in loans	$194,972	$342,472	$28,516	$24,945	$9,567	$66,154	$38,663	$705,289

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$5,035	$7,125	$-	$-	$27	$343	$274	$12,804

Collectively evaluated for impairment	189,937	335,347	28,516	24,945	9,540	65,811	38,389	692,485

Ending balance	$194,972	$342,472	$28,516	$24,945	$9,567	$66,154	$38,663	$705,289

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of June 30, 2018 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$17	$324	$-	$-	$-	$-	$6	$347

Collectively evaluated for impairment	330	6,241	193	512	192	998	213	8,679

Ending balance	$347	$6,565	$193	$512	$192	$998	$219	$9,026

An analysis of the allowance for loan losses as of September 30, 2017 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$2	$-	$-	$-	$-	$-	$21	$23

Collectively evaluated for impairment	250	5,739	106	810	223	839	102	8,069

Ending balance	$252	$5,739	$106	$810	$223	$839	$123	$8,092

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2018 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$248	$6,182	$146	$985	$230	$927	$146	$8,864
Provisions	147	383	47	(473)	(38)	60	140	266
Charge-offs	(69)	-	-	-	-	-	(83)	(152)
Recoveries	21	-	-	-	-	11	16	48

Ending balance	$347	$6,565	$193	$512	$192	$998	$219	$9,026

An analysis of the changes in the allowance for loan losses for the nine months ended June 30, 2018 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$252	$5,739	$106	$810	$223	$839	$123	$8,092
Provisions	146	826	87	(298)	(31)	147	222	1,099
Charge-offs	(93)	-	-	-	-	-	(167)	(260)
Recoveries	42	-	-	-	-	12	41	95

Ending balance	$347	$6,565	$193	$512	$192	$998	$219	$9,026

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of June 30, 2018 and for the three and nine months ended June 30, 2018 and 2017.

	At June 30, 2018			Three Months Ended June 30,				Nine Months Ended June 30,
				2018	2018	2017	2017	2018	2018	2017	2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,524	$5,025	$-	$4,964	$37	$4,371	$36	$5,054	$108	$4,264	$106
Commercial real estate	6,605	6,795	-	6,847	81	5,731	50	6,677	225	6,085	149
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	27	28	-	29	-	270	1	29	-	254	1
Commercial business	343	352	-	355	3	206	1	309	9	211	4
Consumer	135	136	-	139	1	120	1	118	3	151	3
	$11,634	$12,336	$-	$12,334	$122	$10,698	$89	$12,187	$345	$10,965	$263

Loans with an allowance recorded:
Residential real estate	$511	$526	$17	$376	$-	$406	$-	$308	$-	$444	$-
Commercial real estate	520	543	324	136	-	-	-	54	-	-	-
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-	-	-	-	-
Consumer	139	145	6	145	-	88	-	133	-	86	-
	$1,170	$1,214	$347	$657	$-	$494	$-	$495	$-	$530	$-

Total:
Residential real estate	$5,035	$5,551	$17	$5,340	$37	$4,777	$36	$5,362	$108	$4,708	$106
Commercial real estate	7,125	7,338	324	6,983	81	5,731	50	6,731	225	6,085	149
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	27	28	-	29	-	270	1	29	-	254	1
Commercial business	343	352	-	355	3	206	1	309	9	211	4
Consumer	274	281	6	284	1	208	1	251	3	237	3
	$12,804	$13,550	$347	$12,991	$122	$11,192	$89	$12,682	$345	$11,495	$263

The Company did not recognize any interest income using the cash receipts method during the three- and nine-month periods ended June 30, 2018 and 2017.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2018:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)
Residential real estate	$2,608	$-	$2,608
Commercial real estate	593	-	593
Multifamily	-	-	-
Construction	-	-	-
Land and land development	27	-	27
Commercial business	-	124	124
Consumer	187	-	187

Total	$3,415	$124	$3,539

The following table presents the recorded investment in nonperforming loans at September 30, 2017:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)
Residential real estate	$2,358	$83	$2,441
Commercial real estate	1,253	-	1,253
Multifamily	-	-	-
Construction	-	-	-
Land and land development	30	-	30
Commercial business	81	-	81
Consumer	101	10	111

Total	$3,823	$93	$3,916

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at June 30, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential real estate	$1,952	$675	$1,698	$4,325	$190,647	$194,972
Commercial real estate	1,549	-	-	1,549	340,923	342,472
Multifamily	-	-	-	-	28,516	28,516
Construction	-	-	-	-	24,945	24,945
Land and land development	103	-	-	103	9,464	9,567
Commercial business	26	-	124	150	66,004	66,154
Consumer	94	14	33	141	38,522	38,663

Total	$3,724	$689	$1,855	$6,268	$699,021	$705,289

The following table presents the aging of the recorded investment in past due loans at September 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential real estate	$2,288	$1,255	$1,540	$5,083	$167,323	$172,406
Commercial real estate	-	-	-	-	274,061	274,061
Multifamily	176	-	-	176	20,967	21,143
Construction	-	-	-	-	33,593	33,593
Land and land development	48	-	30	78	9,688	9,766
Commercial business	201	-	-	201	52,928	53,129
Consumer	29	11	10	50	32,307	32,357

Total	$2,742	$1,266	$1,580	$5,588	$590,867	$596,455

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of June 30, 2018, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)
Pass	$189,811	$334,414	$28,009	$24,945	$9,540	$63,711	$38,607	$689,037
Special Mention	-	355	-	-	-	-	-	355
Substandard	5,017	7,703	507	-	27	2,443	56	15,753
Doubtful	144	-	-	-	-	-	-	144
Loss	-	-	-	-	-	-	-	-

Total	$194,972	$342,472	$28,516	$24,945	$9,567	$66,154	$38,663	$705,289

As of September 30, 2017, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)
Pass	$165,192	$268,481	$20,299	$33,500	$9,736	$52,398	$32,172	$581,778
Special Mention	895	1,982	844	93	-	641	53	4,508
Substandard	6,152	3,598	-	-	30	90	111	9,981
Doubtful	167	-	-	-	-	-	21	188
Loss	-	-	-	-	-	-	-	-

Total	$172,406	$274,061	$21,143	$33,593	$9,766	$53,129	$32,357	$596,455

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

The following table summarizes the Company’s recorded investment in TDRs at June 30, 2018 and September 30, 2017. There was no specific reserve included in the allowance for loan losses related to TDRs at June 30, 2018 and September 30, 2017.

	Accruing	Nonaccrual	Total
	(In thousands)
June 30, 2018:
Residential real estate	$2,427	$25	$2,452
Commercial real estate	6,532	73	6,605
Commercial business	343	-	343
Consumer	87	-	87
Total	$9,389	$98	$9,487

September 30, 2017:
Residential real estate	$2,610	$25	$2,635
Commercial real estate	4,225	1,253	5,478
Commercial business	111	82	193
Consumer	95	-	95
Total	$7,041	$1,360	$8,401

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three- and nine-month periods ended June 30, 2018 and 2017:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(In thousands)
Three Months Ended June 30, 2018:
Total	-	$-	$-

Nine Months Ended June 30, 2018:
Residential real estate	1	$140	$120
Commercial real estate	1	1,674	1,674
Commercial business	1	170	170
Consumer	1	3	3
Total	4	$1,987	$1,967

Three Months Ended June 30, 2017:
Residential real estate	1	$21	$21
Commercial business	1	103	103
Total	2	$124	$124

Nine Months Ended June 30, 2017:
Residential real estate	2	$472	$474
Land and land development	1	31	32
Commercial business	1	103	103
Total	4	$606	$609

No loans were modified as TDRs during the three-month period ended June 30, 2018. For the TDRs listed above, the terms of modification included deferral of contractual principal and interest payments, reduction of the stated interest rate and extension of the maturity date where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

At June 30, 2018 and September 30, 2017, the Company had committed to lend $1,000 and $17,000, respectively, to customers with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the three- and nine-month periods ended June 30, 2018 and 2017. There was no specific allowance for loan losses related to TDRs modified during the three- and nine-month periods ended June 30, 2018 and 2017. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three- and nine-month periods ended June 30, 2018 and 2017, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loan Servicing Rights

The Company originates loans to commercial customers under the SBA 7(a) and other programs, and sells the guaranteed portion of the SBA loans with servicing rights retained. Loan servicing rights on originated SBA loans that have been sold are initially recorded at fair value. Capitalized servicing rights are then amortized in proportion to and over the period of estimated net servicing income. Impairment of servicing rights is assessed using the present value of estimated future cash flows.

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

The unpaid principal balance of SBA loans serviced for others was $113.5 million, $61.2 million and $45.1 million at June 30, 2018, September 30, 2017 and June 30, 2017, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $3,000 and $12,000 for the three- and nine-month periods ended June 30, 2018, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $1,000 and $45,000 for the three- and nine-month periods ended June 30, 2017, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans were $240,000 and $581,000 for the three- and nine-month periods ended June 30, 2018, respectively. Net servicing costs (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans were $41,000 and $110,000 for the three- and nine-month periods ended June 30, 2017, respectively. Net servicing income and costs are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three- and nine-month periods ended June 30, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Balance, beginning of period	$2,116	$783	$1,389	$310
Servicing rights resulting from transfers of loans	430	274	1,297	781
Amortization	(83)	(31)	(223)	(65)
(Increase) decrease in valuation allowance	(18)	-	(18)	-

Balance, end of period	$2,445	$1,026	$2,445	$1,026

Valuation allowance, end of period	$18	$-	$18	$-

Residential mortgage loans originated for sale in the secondary market continue to be sold with servicing released.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Investment in Historic Tax Credit Entity

On October 15, 2014, the Bank entered into an agreement to participate in the rehabilitation of a certified historic structure located in Louisville, Kentucky with a regional commercial developer. As part of the agreement, the Bank committed to invest $4.2 million into a limited liability company organized in Kentucky by the commercial developer, for which it received a 99% equity interest in the entity and will receive an allocation of 99% of the operating profit and losses and any historic tax credits generated by the entity. The tax credits initially expected to be allocated to the Bank include federal rehabilitation investment credits totaled $4.7 million available under Internal Revenue Code Section 47. Subsequently, during the three-month period ended March 31, 2017, the estimate of tax credits increased to $5.0 million and the Company’s investment in equity increased to $4.5 million, or 90% of the anticipated credits to be received.

The Bank’s investment in the historic tax credit entity is accounted for using the equity method of accounting. During the three- and nine-month periods ended June 30, 2018, the Bank recognized income related to distributions from the historic tax credit entity of $340,000. During the nine-month period ended June 30, 2017, the Company recognized impairment losses in noninterest income of $226,000 and recorded historic tax credits as an offset to income tax expense of $249,000.

6.	Deposits

Deposits at June 30, 2018 and September 30, 2017 consisted of the following:

	June 30, 2018	September 30, 2017
	(In thousands)
Noninterest-bearing demand deposits	$156,827	$96,283
NOW accounts	171,506	182,068
Money market accounts	116,830	70,775
Savings accounts	122,017	90,360
Retail time deposits	124,732	123,010
Brokered time deposits	142,842	106,886

Total	$834,754	$669,382

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Supplemental Disclosure for Earnings Per Share

Earnings per share information is presented below for the three- and nine-month periods ended June 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$3,106	$2,443	$8,158	$6,974
Shares:
Weighted average common shares outstanding, basic	2,274,951	2,225,189	2,251,387	2,217,033

Net income per common share, basic	$1.37	$1.10	$3.62	$3.15

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$3,106	$2,443	$8,158	$6,974
Shares:
Weighted average common shares outstanding, basic	2,274,951	2,225,189	2,251,387	2,217,033
Add: Dilutive effect of outstanding options	96,662	121,773	111,382	121,267
Add: Dilutive effect of restricted stock	7,226	4,777	6,941	2,388
Weighted average common shares outstanding, as adjusted	2,378,839	2,351,739	2,369,710	2,340,688

Net income per common share, diluted	$1.31	$1.04	$3.44	$2.98

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three- and nine-month periods ended June 30, 2018 and 2017. Stock options for 4,800 shares of common stock were excluded from the calculation of diluted net income per common share for the three- and nine-month periods ended June 30, 2018, because their effect was antidilutive. Stock options for 51,295 shares of common stock were excluded from the calculation of diluted net income per common share for the nine-month period ended June 30, 2017, because their effect was antidilutive. No stock options were excluded from the calculation of diluted net income per common share for the three-month period ended June 30, 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2018	2017
	(In thousands)
Cash payments for:
Interest	$4,348	$3,140
Income taxes (net of refunds received)	1,762	301

Transfers from loans held for sale to loans	509	903

Transfers from loans to foreclosed real estate	69	163

Proceeds from sales of foreclosed real estate financed through loans	427	189

Noncash exercise of stock options	387	293

9.	Fair Value Measurements and Disclosures about Fair Value of Financial Instruments

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2018 and September 30, 2017. The Company had no liabilities measured at fair value as of June 30, 2018 or September 30, 2017.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2018:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency bond and notes	$-	$9,869	$-	$9,869
Agency mortgage-backed	-	44,180	-	44,180
Agency CMO	-	11,081	-	11,081
Privately issued CMO	-	1,576	-	1,576
Privately issued ABS	-	2,217	-	2,217
SBA certificates	-	1,408	-	1,408
Municipal	-	137,740	-	137,740
Total securities available for sale	$-	$208,071	$-	$208,071

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$5,018	$5,018
Commercial real estate	-	-	6,801	6,801
Land and land development	-	-	27	27
Commercial business	-	-	343	343
Consumer	-	-	268	268
Total impaired loans	$-	$-	$12,457	$12,457

Loans held for sale:
Residential mortgage loans held for sale	$-	$3,002	$-	$3,002
SBA loans held for sale	-	-	22,274	22,274
Total loans held for sale	$-	$3,002	$22,274	$25,276

Loan servicing rights	$-	$-	$2,445	$2,445

Other real estate owned, held for sale:
Residential real estate	$-	$-	$64	$64
Total other real estate owned	$-	$-	$64	$64

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Other than SBA loans held for sale (see discussion below), there have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine-month period ended June 30, 2018.

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2018 and September 30, 2017, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the nine-month periods ended June 30, 2018 and 2017, the Company recognized provisions for loan losses of $349,000 and $181,000, respectively, for impaired loans. During the three-month periods ended June 30, 2018 and 2017, the Company recognized provisions for loan losses of $331,000 and $139,000, respectively, for impaired loans.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential mortgage loans and the guaranteed portion of SBA loans. At June 30, 2018, the fair value of residential mortgage loans held for sale is based on specific prices of the underlying contracts for sale to investors and is classified as Level 2 in the fair value hierarchy, and the fair value of SBA loans held for sale reflects management’s estimate based on the weighted average price of SBA loans sold to investors during the prior quarter and is classified as Level 3 in the fair value hierarchy. At September 30, 2017, the fair value of residential mortgage and SBA loans held for sale is based on specific prices of the underlying contracts for sale to investors, and is classified as Level 2 in the fair value hierarchy.

Loan Servicing Rights. Loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At June 30, 2018, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 10.46% to 16.40% with a weighted average of 12.37% and prepayment speed assumptions ranging from 3.97% to 13.30% with a weighted average rate of 9.64%. At September 30, 2017, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 9.12% to 13.90% with a weighted average of 11.66% and prepayment speed assumptions ranging from 2.94% to 8.87% with a weighted average rate of 6.63%. Impairment of the loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company recognized $18,000 of impairment charges on loan servicing rights for the three- and nine-month periods ended June 30, 2018. The Company did not recognize any impairment charges on loan servicing rights for the three- and nine-month periods ended June 30, 2017.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At June 30, 2018, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 100% with a weighted average of 60.5%. At September 30, 2017, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 16.1% to 58.8% with a weighted average of 46.6%. The Company recognized charges of $4,000 and $63,000 to write-down other real estate owned to fair value for the three- and nine-month periods ended June 30, 2018. The Company recognized charges of $3,000 and $13,000 to write-down other real estate owned to fair value for the three and nine months ended June 30, 2017.

Transfers Between Categories. As previously described, management changed its valuation methodology related to SBA loans held for sale during the three-month period ended March 31, 2018, resulting in a change in classification from Level 2 to Level 3 for those types of instruments. Other than that change, there were no transfers into or out of Levels 1, 2, or 3 of the fair value hierarchy for the three- and nine-month periods ended June 30, 2018 and 2017.

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

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2018:
Financial assets:
Cash and due from banks	$13,725	$13,725	$-	$-
Interest-bearing deposits with banks	24,277	24,277	-	-
Interest-bearing time deposits	2,756	-	2,749	-
Securities available for sale	208,071	-	208,071	-
Securities held to maturity	2,687	-	3,000	-

Loans, net	693,858	-	-	670,519

Residential mortgage loans held for sale	3,002	-	3,002	-
SBA loans held for sale	22,274	-	-	24,266
FRB and FHLB stock	9,621	N/A	N/A	N/A
Accrued interest receivable	4,512	-	4,512	-
Loan servicing rights (included in other assets)	2,445	-	-	2,447

Financial liabilities:
Deposits	834,754	-	-	832,952
Short-term repurchase agreements	1,351	-	1,351	-
Borrowings from FHLB	90,000	-	85,300	-
Accrued interest payable	428	-	428	-
Advance payments by borrowers for taxes and insurance	808	-	808	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2017:
Financial assets:
Cash and due from banks	$11,017	$11,017	$-	$-
Interest-bearing deposits with banks	23,242	23,242	-	-
Interest-bearing time deposits	2,435	-	2,435	-
Trading account securities	7,175	-	7,175	-
Securities available for sale	178,099	-	178,099	-
Securities held to maturity	2,878	-	3,306	-

Loans, net	586,456	-	-	579,074

Residential mortgage loans held for sale	727	-	727	-
SBA loans held for sale	24,908	-	27,980	-
FRB and FHLB stock	6,936	N/A	N/A	N/A
Accrued interest receivable	3,398	-	3,398	-
Loan servicing rights (included in other assets)	1,389	-	-	1,456

Financial liabilities:
Deposits	669,382	-	-	670,050
Short-term repurchase agreements	1,348	-	1,348	-
Borrowings from FHLB	118,065	-	117,920	-
Accrued interest payable	283	-	283	-
Advance payments by borrowers for taxes and insurance	1,212	-	1,212	-

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

The fair value of residential mortgage loans held for sale is estimated based on specific prices of underlying contracts for sales to investors, as previously described. The fair value of SBA loans held for sale at June 30, 2018 is estimated based on the weighted average price of similar loan sold to investors during the prior quarter, as previously discussed.

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan therefore no compensation expense was recognized for the three- and nine-month periods ended June 30, 2018 and 2017. The ESOP trust held 155,907 and 161,115 shares of Company common stock at June 30, 2018 and September 30, 2017, respectively.

11.	Stock Based Compensation Plans

The Company maintains two equity incentive plans under which stock options and restricted stock have or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”) approved by the Company’s shareholders in February 2010 and the 2016 Equity Incentive Plan (“2016 Plan”) approved by the Company’s shareholders in February 2016. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At June 30, 2018, 13,458 shares of the Company’s common stock were available for issuance under the 2010 Plan as stock options and 11,140 shares of the Company’s common stock were available for issuance under the 2016 Plan, consisting of 7,405 stock options and 3,735 shares of restricted stock.

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

The fair value of options granted during the nine-month period ended June 30, 2018 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5 years
Weighted average fair value at grant date	$6.13

A summary of stock option activity as of June 30, 2018, and changes during the nine-month period then ended is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at beginning of period	197,529	$20.15
Granted	9,000	63.23
Exercised	(55,296)	13.54
Forfeited or expired	(1,200)	56.56
Outstanding at end of period	150,033	$24.88	4.5	$7,293
Vested and expected to vest	150,033	$24.88	4.5	$7,293
Exercisable at end of period	101,597	$15.78	2.5	$5,864

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The intrinsic value of stock options exercised during the nine-month period ended June 30, 2018 was $2.8 million. The Company recognized compensation expense related to stock options of $17,000 and $50,000 for the three- and nine-month periods ended June 30, 2018, respectively. The company recognized compensation expense related to stock options of $16,000 and $39,000 for the three- and nine-month periods ended June 30, 2017, respectively. At June 30, 2018, there was $255,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over the remaining vesting period of 4.9 years.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three- and nine-month periods ended June 30, 2018 was $37,000 and $111,000, respectively. Compensation expense related to restricted stock recognized for the three- and nine-month periods ended June 30, 2017 was $35,000 and $87,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of June 30, 2018 and changes during the nine-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2017	17,265	$40.09
Granted	1,500	$56.56
Vested	(3,453)	$40.09
Forfeited	(500)	$56.56
Nonvested at June 30, 2018	14,812	$41.20

There were 3,453 restricted shares vested during the nine-month period ended June 30, 2018 and the total fair value that vested during the nine-month period ended June 30, 2018 was $195,000. There were no restricted shares that vested during the three-month period ended June 30, 2018 or the three- and nine-month periods ended June 30, 2017. At June 30, 2018 there was $517,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 4.4 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company and the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer was 1.25% for 2017 and is 1.875% for 2018. The Company and Bank met all capital adequacy requirements to which they are subject as of June 30, 2018 and September 30, 2017.

As of June 30, 2018, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk at either period.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2018:

Total capital (to risk-weighted assets):
Consolidated	$93,726	12.04%	$62,278	8.00%	N/A	N/A
Bank	89,275	11.49	62,153	8.00	$77,691	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$84,700	10.88%	$46,708	6.00%	N/A	N/A
Bank	80,249	10.33	46,615	6.00	$62,153	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$84,700	10.88%	$35,031	4.50%	N/A	N/A
Bank	80,249	10.33	34,961	4.50	$50,499	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$84,700	8.33%	$40,687	4.00%	N/A	N/A
Bank	80,249	7.91	40,570	4.00	$50,712	5.00%

As of September 30, 2017:

Total capital (to risk-weighted assets):
Consolidated	$88,179	12.69%	$55,587	8.00%	N/A	N/A
Bank	84,720	12.22	55,476	8.00	$69,345	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$80,087	11.53%	$41,690	6.00%	N/A	N/A
Bank	76,628	11.05	41,607	6.00	$55,476	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$80,087	11.53%	$31,267	4.50%	N/A	N/A
Bank	76,628	11.05	31,205	4.50	$45,074	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$80,087	9.14%	$35,031	4.00%	N/A	N/A
Bank	76,628	8.79	34,887	4.00	$43,608	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position or results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is evaluating the new guidance and expects to report increased assets and liabilities as a result of recording right-of-use assets and lease liabilities. However, the magnitude of the adjustments is currently unknown.

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

	Core Banking	SBA Lending	Other	Consolidated Totals
	(In thousands)
Three Months Ended June 30, 2018:
Net interest income	$8,688	$810	$9	$9,507
Net gains on sales of loans, SBA	-	1,558	-	1,558
Noncash items:
Provision for loan losses	52	214	-	266
Depreciation and amortization	349	12	-	361
Income tax expense (benefit)	825	-	(129)	696
Segment profit	2,336	1,166	175	3,677
Segment assets at June 30, 2018	1,026,998	64,206	(55,858)	1,035,346

	Core Banking	SBA Lending	Other	Consolidated Totals
	(In thousands)
Nine Months Ended June 30, 2018:
Net interest income	$24,182	$2,078	$23	$26,283
Net gains on sales of loans, SBA	-	4,585	-	4,585
Noncash items:
Provision for loan losses	(86)	1,185	-	1,099
Depreciation and amortization	957	38	-	995
Income tax expense (benefit)	2,006	-	(350)	1,656
Segment profit	6,550	2,559	283	9,392
Segment assets at June 30, 2018	1,026,998	64,206	(55,858)	1,035,346

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core Banking	SBA Lending	Other	Consolidated Totals
	(In thousands)
Three Months Ended June 30, 2017:
Net interest income	$6,993	$533	$6	$7,532
Net gains on sales of loans, SBA	-	938	-	938
Noncash items:
Provision for loan losses	200	121	-	321
Depreciation and amortization	278	11	-	289
Income tax expense (benefit)	597	-	(11)	586
Segment profit	1,959	405	79	2,443
Segment assets at June 30, 2017	869,920	45,900	(41,738)	874,082

	Core Banking	SBA Lending	Other	Consolidated Totals
	(In thousands)
Nine Months Ended June 30, 2017:
Net interest income	$20,454	$1,239	$15	$21,708
Net gains on sales of loans, SBA	-	2,741	-	2,741
Noncash items:
Provision for loan losses	665	337	-	1,002
Depreciation and amortization	840	31	-	871
Income tax expense (benefit)	1,819	-	(139)	1,680
Segment profit	5,582	1,046	346	6,974
Segment assets at June 30, 2017	869,920	45,900	(41,738)	874,082

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

Critical Accounting Policies

During the nine-month period ended June 30, 2018, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2017.

Comparison of Financial Condition at June 30, 2018 and September 30, 2017

Cash and Cash Equivalents. Cash and cash equivalents increased $3.7 million from $34.3 million at September 30, 2017 to $38.0 million at June 30, 2018.

Loans. Net loans receivable increased $107.4 million, from $586.5 million at September 30, 2017 to $693.9 million at June 30, 2018, due primarily to increases in commercial real estate loans of $68.0 million, residential real estate loans of $22.6 million and commercial business loans of $12.9 million. The increase in net loans included $34.5 million of net loans acquired in the merger with The First National Bank of Odon (“FNBO”) on February 9, 2018.

Loans Held for Sale. Loans held for sale decreased $359,000, from $25.6 million at September 30, 2017 to $25.3 million at June 30, 2018, due to decreases in SBA loans held for sale of $2.6 million, and an increase in residential mortgage loans held for sale of $2.3 million. The Company originated $76.3 million of SBA loans held for sale in the secondary market for the nine-month period ended June 30, 2018 compared to $55.5 million in originations for the nine-month period ended June 30, 2017, as management continues to focus on expanding the SBA lending program. The increase in residential mortgage loans held for sale is due to additional staff hired during the three-month period ended June 30, 2018 for the purpose of expanding the Company’s mortgage banking activities.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Trading Account Securities. Trading account securities decreased $7.2 million, from $7.2 million at September 30, 2017. The Bank has ceased its trading account securities activity as of June 30, 2018.

Securities Available for Sale. Securities available for sale increased $30.0 million, from $178.1 million at September 30, 2017 to $208.1 million at June 30, 2018, due primarily to purchases of $44.5 million and $40.0 million acquired in the FNBO transaction, which more than offset sales of $37.3 million, calls and maturities of $1.3 million, principal repayments of $11.5 million and a net decrease in unrealized gains on securities available for sale of $4.3 million.

Securities Held to Maturity. Investment securities held to maturity decreased $191,000, from $2.9 million at September 30, 2017 to $2.7 million at June 30, 2018. There were no purchases of securities held to maturity, and partial calls and principal repayments on mortgage-backed securities and municipal obligations totaled $191,000 during the nine-month period ended June 30, 2018.

Deposits. Total deposits increased $165.4 million, from $669.4 million at September 30, 2017 to $834.8 million at June 30, 2018, due primarily to increases in interest bearing deposit accounts and non-interest bearing deposit accounts of $104.8 million and $60.5 million, respectively. These increases were due primarily to the $91.8 million in deposits assumed as part of the FNBO merger and an increase in brokered certificates of deposit of $36.0 million.

Borrowings. Borrowings from the FHLB decreased $28.1 million, from $118.1 million at September 30, 2017 to $90.0 million at June 30, 2018. The decrease in borrowings is due primarily to the use of brokered certificates of deposit as an alternative funding source.

Equity. Stockholders’ equity attributable to the Company was $97.6 million at June 30, 2018 and increased $4.5 million from $93.1 million September 30, 2017 due primarily to retained net income of $6.5 million, partially offset by the decrease in net unrealized gains on securities available for sale of $2.5 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Overview. The Company reported net income of $3.1 million, or $1.31 per diluted share, for the three-month period ended June 30, 2018 compared to net income of $2.4 million, or $1.04 per diluted share, for the three-month period ended June 30, 2017. The annualized return on average assets and average equity were 1.21% and 12.93%, respectively, for the three-month period ended June 30, 2018. The annualized return on average assets and average equity were 1.14% and 11.01%, respectively, for the three-month period ended June 30, 2017. The increase in net income for 2018 as compared to 2017 was due primarily to increases in net interest income and noninterest income, which more than offset an increase in noninterest expense.

Net Interest Income. Net interest income increased $2.0 million, or 26.2%, for the three-month period ended June 30, 2018 as compared to the same period in 2017. Average interest-earning assets increased $169.9 million and average interest-bearing liabilities increased $102.2 million when comparing the two periods. The tax-equivalent net interest margin was 4.05% for 2018 compared to 3.97% for 2017.

Total interest income increased $2.5 million, or 29.3%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $169.9 million, from $800.3 million for 2017 to $970.2 million for 2018, and an increase in the average tax equivalent yield on interest-earning assets from 4.54% for 2017 to 4.75% for 2018. The majority of the increase in average interest-earning assets was attributable to loans, which increased $134.4 million compared to 2017.

Total interest expense increased $567,000, or 50.1%, due to an increase in the average balance of interest-bearing liabilities of $102.2 million, from $663.3 million for 2017 to $765.5 million for 2018, and an increase in the average cost of interest-bearing liabilities from 0.68% for 2017 to 0.89% for 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended June 30, 2018 and 2017. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 24.5% for 2018 and 34.0% for 2017.

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$30,967	$112	1.45%	$23,901	$43	0.72%
Loans	723,427	8,885	4.91	589,050	6,932	4.71
Investment securities	163,610	2,123	5.19	140,295	1,804	5.14
Agency mortgage-backed securities	42,624	297	2.79	40,135	218	2.17
FRB and FHLB stock	9,621	107	4.45	6,936	79	4.56
Total interest-earning assets	970,249	11,524	4.75	800,317	9,076	4.54

Noninterest-earning assets	59,439			54,722
Total assets	$1,029,688			$855,039

Liabilities and equity:
NOW accounts	$179,338	$114	0.25%	$174,904	$108	0.25%
Money market deposit accounts	97,142	183	0.75	66,516	53	0.32
Savings accounts	121,183	24	0.08	90,962	16	0.07
Time deposits	255,456	901	1.41	211,832	512	0.97
Total interest-bearing deposits	653,119	1,222	0.75	544,214	689	0.51

Borrowings (1)	112,386	477	1.70	119,080	443	1.49
Total interest-bearing liabilities	765,505	1,699	0.89	663,294	1,132	0.68

Noninterest-bearing deposits	158,216			95,306
Other noninterest-bearing liabilities	9,877			7,661
Total liabilities	933,598			766,261

Total equity	96,090			88,778
Total liabilities and equity	$1,029,688			$855,039
Net interest income (taxable equivalent basis)		9,825			$7,944
Less: taxable equivalent adjustment		(318)			(412)
Net interest income		$9,507			$7,532
Interest rate spread			3.86%			3.86%
Net interest margin			4.05%			3.97%
Average interest-earning assets to average interest-bearing liabilities			126.75%			120.66%

(1)	Includes FHLB borrowings, federal funds purchased and repurchase agreements.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended June 30, 2018 and 2017. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$53	$16	$69
Loans	307	1,646	1,953
Investment securities	18	301	319
Agency mortgage-backed securities	64	15	79
FRB and FHLB stock	(2)	30	28
Total interest-earning assets	440	2,008	2,448

Interest expense:
Deposits	374	159	533
Borrowings (1)	56	(22)	34
Total interest-bearing liabilities	430	137	567

Net increase in net interest income (tax equivalent basis)	$10	$1,871	$1,881

(1)	Includes FHLB borrowings, federal funds purchased and repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $266,000 for the three-month period ended June 30, 2018 compared to $321,000, for the same period in 2017. The decrease in the provision for loans losses for 2018 as compared to the prior period was due primarily to a decrease in nonperforming loans. Gross loans increased approximately $11.6 million for the three-month period ended June 30, 2018 compared to an increase of approximately $15.6 million for the three-month period ended June 30, 2017.

The Company recognized net charge-offs of $104,000 for the three-month period ended June 30, 2018 compared to net charge-offs of $44,000 for the same period in 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $1.1 million for the three months ended June 30, 2018 as compared to the same period in 2017. The increase was due primarily to increases in net gain on sales of loans guaranteed by the U.S. Small Business Administration (“SBA”), income from the Bank’s tax credit investment entity and other income of $620,000, $340,000 and $282,000, respectively. These increases were partially offset by a decrease in net gain on trading account securities of $232,000. The net gain on sales of loans guaranteed by the SBA was $1.6 million for the three months ended June 30, 2018 as compared to $938,000 for the same period in 2017. The increase in other income is primarily attributable to increased servicing income on SBA-guaranteed loans of $210,000. The net loss on trading account securities was $48,000 for the three months ended June 30, 2018 as compared to a net gain of $184,000 for the same period in 2017. The decrease in net gain (loss) on trading account securities is due to market volatility in the municipal bond sector during the periods. The Bank ceased its trading account securities activity as of June 30, 2018.

Noninterest Expense. Noninterest expense increased $1.8 million for the three months ended June 30, 2018 as compared to the same period in 2017. The increase was due primarily to increases in compensation and benefits, occupancy and equipment, and other operating expenses of $1.3 million, $195,000 and $237,000, respectively, which included the initial operating expenses of the secondary-market residential mortgage lending division, as provided in the table below.

	Compensation	Occupancy	Other
	& Benefits	& Equipment	Operating
	(In thousands)
Increase	$1,276	$195	$237
Less: Initial secondary-market residential mortgage division operating expenses	475	98	30
	$801	$97	$207

The increase in compensation and benefits expense is attributable to the addition of new employees to support the growth of the Company, including its SBA and secondary-market residential mortgage lending activities, compensation for the employees retained in the merger with FNBO, and normal salary and benefits adjustments. The increase in occupancy and equipment expense is primarily attributable to increases in repairs, maintenance and software licensing expenses.

Income Tax Expense. The Company recognized income tax expense of $696,000 for the three months ended June 30, 2018, for an effective tax rate of 15.9%, as compared to income tax expense of $586,000, for an effective tax rate of 19.3%, for the same period in 2017. The decrease in the effective tax rate is due primarily to a reduction in the Company’s statutory federal income tax rate from 34.0% to 24.5% as a result of the Tax Cuts and Jobs Act enacted in December 2017, and net income attributable to noncontrolling interests of $571,000, which is pass-through income not subject to income tax at the entity level. The Company files federal income tax returns on a fiscal year basis, so in accordance with Internal Revenue Code regulations, the Company’s federal income tax rate for the tax year ending September 30, 2018 is based on a blended rate of 24.5%.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended June 30, 2018 and 2017

Overview. The Company reported net income of $8.2 million, or $3.44 per diluted share, for the nine-month period ended June 30, 2018 compared to net income of $7.0 million, or $2.98 per diluted share, for the nine-month period ended June 30, 2017. The annualized return on average assets and average equity were 1.12% and 11.41%, respectively, for the nine-month period ended June 30, 2018. The annualized return on average assets and average equity were 1.12% and 10.70%, respectively, for the nine-month period ended June 30, 2017.

Net Interest Income. Net interest income increased $4.6 million, or 21.1%, for the nine-month period ended June 30, 2018 as compared to the same period in 2017. Average interest-earning assets increased $141.1 million and average interest-bearing liabilities increased $92.5 million when comparing the two periods. The tax-equivalent net interest margin was 3.97% for 2018 compared to 3.95% for 2017.

Total interest income increased $5.9 million, or 23.6%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $141.1 million, from $772.2 million for 2017 to $913.3 million for 2018, and an increase in the average tax equivalent yield on interest-earning assets from 4.50% for 2017 to 4.63% for 2018. The majority of the increase in average interest-earning assets was attributable to loans, which increased $120.1 million compared to 2017.

Total interest expense increased $1.3 million, or 41.1%, due to an increase in the average balance of interest-bearing liabilities of $92.5 million, from $643.3 million for 2017 to $735.8 million for 2018, and an increase in the average cost of interest-bearing liabilities from 0.66% for 2017 to 0.81% for 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the nine-month periods ended June 30, 2018 and 2017. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 24.5% for 2018 and 34.0% for 2017.

	Nine Months Ended June 30,
	2018			2017
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$29,587	$299	1.35%	$23,633	$105	0.59%
Loans	682,988	24,780	4.84	562,839	19,854	4.70
Investment securities	153,730	5,511	4.78	136,518	5,168	5.05
Agency mortgage-backed securities	37,936	746	2.62	42,251	678	2.14
FRB and FHLB stock	9,035	346	5.11	6,936	235	4.52
Total interest-earning assets	913,276	31,682	4.63	772,177	26,040	4.50

Noninterest-earning assets	55,800			57,111
Total assets	$969,076			$829,288

Liabilities and equity:
NOW accounts	$187,735	$368	0.26%	$167,121	$280	0.22%
Money market deposit accounts	82,474	351	0.57	63,155	131	0.28
Savings accounts	106,563	61	0.08	87,805	46	0.07
Time deposits	227,783	2,111	1.24	209,393	1,473	0.94
Total interest-bearing deposits	604,555	2,891	0.64	527,474	1,930	0.49

Borrowings (1)	131,273	1,604	1.63	115,799	1,256	1.45
Total interest-bearing liabilities	735,828	4,495	0.81	643,273	3,186	0.66

Noninterest-bearing deposits	129,750			91,909
Other noninterest-bearing liabilities	8,207			7,206
Total liabilities	873,785			742,388

Total equity	95,291			86,900
Total liabilities and equity	$969,076			$829,288
Net interest income (taxable equivalent basis)		27,187			$22,854
Less: taxable equivalent adjustment		(904)			(1,146)
Net interest income		$26,283			$21,708
Interest rate spread			3.82%			3.84%
Net interest margin			3.97%			3.95%
Average interest-earning assets to average interest-bearing liabilities			124.12%			120.04%

(1)	Includes FHLB borrowings, federal funds purchased and repurchase agreements.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the nine-month periods ended June 30, 2018 and 2017. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$162	$32	$194
Loans	603	4,323	4,926
Investment securities	(253)	596	343
Agency mortgage-backed securities	124	(56)	68
FRB and FHLB stock	33	78	111
Total interest-earning assets	669	4,973	5,642

Interest expense:
Deposits	650	311	961
Borrowings (1)	167	181	348
Total interest-bearing liabilities	817	492	1,309

Net increase (decrease) in net interest income (tax equivalent basis)	$(148)	$4,481	$4,333

(1)	Includes FHLB borrowings, federal funds purchased and repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $1.1 million for the nine-month period ended June 30, 2018 compared to $1.0 million, for the same period in 2017. The increase in the provision for loans losses for 2018 as compared to the prior period was due primarily to growth in the loan portfolio. Gross loans increased approximately $73.9 million for the nine-month period ended June 30, 2018 (excluding loans acquired in the FNBO transaction) compared to an increase of approximately $46.7 million for the nine-month period ended June 30, 2017.

The Company recognized net charge-offs of $165,000 for the nine-month period ended June 30, 2018 compared to net charge-offs of $129,000 for the same period in 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $2.9 million for the nine months ended June 30, 2018 as compared to the same period in 2017. The increase was due primarily to increases in net gain on sales of loans guaranteed by the SBA, income from the Bank’s tax credit investment entity and other income of $1.8 million, $566,000 and $511,000. The net gain on sales of loans guaranteed by the SBA was $4.6 million for the nine months ended June 30, 2018 as compared to $2.7 million for the same period in 2017. The increase in other income is primarily attributable to increased servicing income on SBA-guaranteed loans of $515,000. The net gain on trading account securities was $43,000 for the nine months ended June 30, 2018 as compared to $113,000 for the same period in 2017.

Noninterest Expense. Noninterest expense increased $5.0 million for the nine months ended June 30, 2018 as compared to the same period in 2017. The increase was due primarily to increases in compensation and benefits, data processing, occupancy and equipment, professional fees, and other operating expenses of $2.5 million, $948,000, $569,000, $317,000 and $535,000, respectively, which included FNBO merger-related expenses and initial operating expenses of the secondary-market residential mortgage lending division, as provided in the table below.

	Data	Compensation	Occupancy	Professional	Other
	Processing	& Benefits	& Equipment	Fees	Operating
	(In thousands)
Increase	$948	$2,497	$569	$317	$535
Less: Merger-related	839	83	72	217	43
Less: Initial secondary-market residential mortgage division operating expenses	-	475	98	58	30
	$109	$1,939	$399	$42	$462

The increase in compensation and benefits expense is attributable to the addition of new employees to support the growth of the Company, including its SBA and secondary-market residential mortgage lending activities, compensation for the retained FNBO employees, and normal salary and benefits adjustments. The increase in occupancy and equipment expense (excluding nonrecurring merger-related expense) is primarily attributable to increases in repairs, maintenance and software licensing expenses.

Income Tax Expense. The Company recognized income tax expense of $1.7 million for the nine-months ended June 30, 2018, for an effective tax rate of 15.0% as compared to income tax expense of $1.7 million, for an effective tax rate of 19.4%, for the same period in 2017. The decrease in the effective tax rate is due primarily to a reduction in the Company’s statutory federal income tax rate from 34.0% to 24.5% as a result of the enacted Tax Cuts and Jobs Act, and net income attributable to noncontrolling interests of $1.2 million, which is pass-through income not subject to income tax at the entity level.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2018, the Bank had cash and cash equivalents of $38.0 million and securities available-for-sale with a fair value of $208.1 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2018, the Company (unconsolidated basis) had liquid assets of $663,000.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2018, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 7.91%, 10.33%, 10.33% and 11.49%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At June 30, 2018, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine-month period ended June 30, 2018, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

	At June 30, 2018		At September 30, 2017
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$(1,140)	(3.18)%	$319	1.04%
200bp	766	2.14	332	1.08
100bp	423	1.18	155	0.51
(100)bp	(401)	(1.12)	(463)	(1.51)

At June 30, 2018, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $423,000, or 1.18%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 2.14% and decrease by 3.18%, respectively. Conversely, an immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $401,000, or 1.12%, over a one year horizon compared to a flat interest rate scenario. All estimated changes presented in the above table are within the policy guidelines approved by the Company’s Board of Directors.

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

During the quarter ended June 30, 2018, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2018:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2018 through April 30, 2018	-	$-	-	60,472
May 1, 2018 through May 31, 2018	-	$-	-	60,472
June 1, 2018 through June 30, 2018	-	$-	-	60,472
Total	-	$-	-	60,472

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

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated August 9, 2018	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated August 9, 2018	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-68-