Form 10-K
period 2018-09-30
First Savings Financial Group Inc
filed 2018-12-14
CIK 1435508

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 1-34155

FIRST SAVINGS FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	37-1567871 (I.R.S. Employer Identification No.)

501 East Lewis & Clark Parkway, Clarksville, Indiana (Address of principal executive offices)	47129 (Zip Code)

Registrant’s telephone number, including area code: (812) 283-0724

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	NASDAQ Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $124.0 million, based upon the closing price of $69.50 per share as quoted on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2018.

The number of shares outstanding of the registrant’s common stock as of December 10, 2018 was 2,300,810.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, First Savings Financial Group does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events, except as may be required by applicable law or regulation.

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

Our website address is www.fsbbank.net. Information on our website is not, and should not be considered a part of, this annual report.

Market Area

We are located in South Central Indiana along the axis of Interstate 65 and Interstate 64, directly across the Ohio River from Louisville, Kentucky. We consider Clark, Floyd, Harrison, Crawford, Washington and Daviess counties, Indiana, in which all of our offices are located, and the surrounding areas to be our primary market area. The current top employment sectors in these counties are the private retail, service and manufacturing industries, which are likely to continue to be supported by the projected growth in population and median household income. These counties are well-served by barge transportation, rail service, and commercial and general aviation services, including the United Parcel Service’s major hub, which are located in our primary market area.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2018, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held approximately 16.27%, 3.06%, 36.57%, 100.00%, 17.09% and 17.16% of the FDIC-insured deposits in Clark, Floyd, Harrison, Crawford, Washington and Daviess, Counties, Indiana, respectively. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, may have greater resources.

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

One- to Four-Family Residential Loans. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in Clark, Floyd, Harrison, Crawford, Washington and Daviess Counties, Indiana, and the surrounding areas.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 80%, including that for non-owner occupied residential real estate loans whose loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance. However, the total balance of residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $19.0 million, of which some do not have private mortgage insurance or government guaranty. We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

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

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area. This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees. The terms of the loans are generally consistent with the aforementioned terms of in-market commercial real estate loans; however, these cannot exceed 70% loan-to-value and loan maturities cannot exceed the expiration of the underlying leases. In addition, the Company has established guidelines with respect to concentrations by state, lessee and industry of lessees as a percent of regulatory capital. The average size of these loans originated was $1.2 million and the portfolio balance was $168.5 million at September 30, 2018.

Construction Loans. We originate construction loans for one to four family homes and commercial properties such as small industrial buildings, warehouses, retail shops and office units. Construction loans, including speculative construction loans to builders who have not identified a buyer or lessee for the completed property at the time of origination, are made to a limited group of well-established builders in our primary market area and we limit the number of projects with each builder. Construction loans are typically for a term of 12 months with monthly interest only payments and interest rates on these loans are generally tied to the prime lending rate. Except for speculative construction loans, repayment of construction loans typically comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated. Occasionally, a speculative construction loan may be converted to a permanent loan if the builder has not secured a buyer within a limited period of time after the completion of the home. We also offer construction loans for the financing of pre-sold homes, which convert into permanent loans at the end of the construction period. Such loans generally have a six month construction period with interest only payments due monthly, followed by an automatic conversion to a 15 year to 30 year permanent loan with monthly payments of principal and interest. Construction loans, other than land development loans, generally will not exceed the lesser of 80% of the appraised value or 90% of the direct costs, excluding items such as developer fees, operating deficits or other items that do not relate to the direct development of the project. We require a maximum loan-to-value ratio of 80% for speculative construction loans. Generally, commercial construction loans require the personal guarantee of the owners of the business. We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.

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

We generally do not sell whole loans, other than long-term fixed rate residential mortgage loans that we originate, or participation interests in loans originated by us. We also generally do not purchase whole loans or participation interests in loans originated by other financial institutions. However, in order to manage certain risk factors or supplement our lending portfolio, we may sell or purchase whole loans or participation interests in loans from time to time depending on various factors. At September 30, 2018, $54.3 million of loans included sold participation interests of $29.1 million, for a net position of $25.2 million outstanding in our portfolio. At September 30, 2018, acquired participation interests of loans from one lending relationship totaled $702,000.

Beginning in April 2015, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in SBA lending in order to enhance the Company’s proficiency in SBA 7(a) program loan originations and sales. The Bank continues to hire additional business development officers and appropriate supporting staff in order to grow this lending platform. The primary purpose of this lending platform is to originate SBA 7(a) program loans, the borrowers and collateral for which are outside of our primary market area, and sell the amounts guaranteed by the SBA in the secondary market. This lending platform is also designed to diversify the Company’s geographic and interest rate risk profile with respect to the retained unguaranteed amounts given the geographic dispersion of the loans and collateral, and their floating rate structure. The Company originated SBA loans with a total commitment of $85.4 million during the year ended September 30, 2018. At September 30, 2018, $186.7 million of SBA loans included sold guaranteed portions of $120.6 million, for a net position of $66.1 million outstanding in our portfolio. The amount outstanding in the Bank’s portfolio at September 30, 2018 included $21.1 million in SBA loans held for sale, $6.9 million in the unguaranteed portion of SBA loans not yet sold and $38.1 million in the unguaranteed portion of SBA loans sold. All SBA loans held for sale were carried at the lower of cost or market value at September 30, 2018 and 2017.

Beginning in April 2018, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in the originations and sales of one- to four-family residential real estate loans on a nationwide basis. The Bank continues to hire additional business development officers and appropriate supporting staff in order to grow this lending platform. The primary purpose of this lending platform is to originate one- to four-family residential real estate loans, the borrowers and collateral for which are outside of our primary market area, and sell the whole loans in the secondary market. The Company originated $43.3 million and sold $33.6 million of one- to four-family residential real estate loans within this lending platform during the year ended September 30, 2018. The amount outstanding in the Bank’s portfolio at September 30, 2018 included $10.0 million in loans held for sale. All residential real estate loans held for sale were carried at market value at September 30, 2018 and carried at the lower of cost or market value at September 30, 2017.

Our decision to sell or purchase loans is based on prevailing market interest rate conditions, interest rate risk management considerations, regulatory lending restrictions and liquidity needs.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At September 30, 2018, our regulatory limit on loans to one borrower was $15.3 million. At that date, our largest lending relationship was for a commitment of $12.0 million, of which $11.9 million was outstanding, and was performing according to its original terms at that date.

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

At September 30, 2018, our investment portfolio consisted primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and pass-through asset-backed securities guaranteed by the SBA.

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

Personnel

As of September 30, 2018, we had 326 full-time employees and 38 part-time employees, none of whom is represented by a collective bargaining unit.

Subsidiaries

The Company has two wholly-owned subsidiaries, First Savings Bank and First Savings Insurance Risk Management, Inc. (the “Captive”). The Bank has three subsidiaries, Southern Indiana Financial Corporation, Q2 Business Capital, LLC, and First Savings Investments, Inc. The Captive, an insurance subsidiary of the Company, is a Nevada corporation that provides property and casualty insurance to the Company, the Bank and the Bank’s active subsidiaries. In addition, the Captive provides reinsurance to eleven other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. Southern Indiana Financial Corporation is an independent insurance agency, offering various types of annuities and life insurance policies, but is currently inactive.

On April 25, 2017, the Bank formed Q2 Business Capital, LLC (“Q2”), which is an Indiana limited liability company that specializes in the origination and servicing of SBA loans. The Bank owns 51% of Q2 with the option to purchase the minority interest between July 1, 2020 and September 30, 2020. In accordance with Q2’s operating agreement, the Bank was allocated the first $1.7 million of cumulative net income of Q2 and subsequent profits and losses are allocated 51% to the Bank and 49% to Q2’s minority members.

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

As of September 30, 2018, First Savings Bank met all applicable capital adequacy requirements in effect at that date.

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

Assessments. Indiana banks are required to pay assessments to the INDFI to fund the agency’s operations. The assessments paid to the INDFI by First Savings Bank for the year ended September 30, 2018 totaled $52,000.

Federal Home Loan Bank System. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. First Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. First Savings Bank was in compliance with this requirement with an investment in FHLB capital stock at September 30, 2018 of $8.7 million.

Federal Reserve Board System. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). As of September 30, 2018 and through the date of filing, First Savings Bank was in compliance with this requirement.

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

Holding Company Regulation

General. As a bank holding company that has elected financial holding company status within the meaning of the Bank Holding Company Act of 1956, as amended, First Savings Financial Group is subject to FRB regulation, examination, supervision and reporting requirements. In addition, the FRB has enforcement authority over First Savings Financial Group and its non-savings institution subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to First Savings Bank. The INDFI also has examination and enforcement authority since First Savings Financial Group controls an Indiana bank.

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

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. Among other things, the Act reduces the Company’s corporate federal tax rate from 34% to 21% effective January 1, 2018. The Company files federal income tax returns on a September 30 fiscal year basis, so in accordance with Internal Revenue Code regulations, the Company’s federal income tax rate for the year ended September 30, 2018 is based on a blended rate of 24.5%. As a result of the Tax Act, the Company was required to re-measure, through income tax expense, deferred tax assets and liabilities using the enacted rate at which the Company expects them to be recovered or settled. The re-measurement of the net deferred tax asset resulted in an income tax benefit of approximately $145,000 for the year ended September 30, 2018.

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

The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if First Savings Bank makes a non-dividend distribution to First Savings Financial Group, approximately one and one-quarter times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 21% federal corporate income tax rate. First Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate. For the Company’s tax year ended September 30, 2018, Indiana imposed a 6.50% franchise tax based on a financial institution’s adjusted gross income as defined by statute. The Indiana franchise tax rate will be reduced to 6.5%, 6.25%, 6.0%, 5.5%, 5.0%, and 4.9% for the Company’s tax years ending September 30, 2019, 2020, 2021, 2022, 2023, and 2024 and years thereafter, respectively. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed.

The Company and its subsidiaries also file income and franchise tax returns in various other states where they are deemed to have tax nexus.

Our state income tax returns have not been audited during the last five years.

Item 1A.	RISK FACTORS

Our emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2018, $411.3 million, or 57.7%, of our loan portfolio consisted of commercial real estate loans and commercial business loans. Subject to market conditions, we intend to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At September 30, 2018, nonperforming commercial real estate loans totaled $1.3 million. At September 30, 2018 the Bank did not have any nonperforming commercial business loans. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At September 30, 2018, $38.7 million, or 5.4% of our loan portfolio consisted of construction loans, and land and land development loans, and $5.9 million, or 15.3% of the construction loan portfolio (excluding undisbursed commitments and portions participated to other financial institutions), consisted of speculative construction loans at that date. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans. These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would adversely affect our earnings. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2018, $26.8 million, or 13.7% of our residential mortgage loan portfolio and 3.8% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At September 30, 2018, we had seven non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $7.1 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At September 30, 2018, the Bank did not have any nonperforming non-owner occupied residential loans. At September 30, 2018, the Bank did not have any non-owner occupied residential properties held as real estate owned. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

Decreased residential mortgage origination volume and pricing decisions of competitors may adversely affect our profitability.

Our mortgage banking operation originates and sells residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products and the revenue realized on the sale of loans and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $2.3 million in the year ended September 30, 2018. This revenue could significantly decline in future periods if interest rates were to continue rising and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability.

We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances.

When residential mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers about the mortgage loans and the manner in which they were originated. We may be required to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach certain representations or warranties in connection with the sale of such loans. If repurchase and indemnity demands increase, are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations or financial condition may be materially and adversely affected.

Strong competition within our primary market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2018, which is the most recent date for which data is available from the FDIC, we held approximately 16.27%, 17.16%, 3.06%, 36.57%, 100.00% and 17.09% of the FDIC-insured deposits in Clark, Daviess, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

Changing interest rates may hurt our earnings and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income. At September 30, 2018, approximately $313.7 million, or 44.0% of the total loan portfolio, consisted of fixed rate mortgage loans. This investment in fixed-rate mortgage loans exposes the Company to increased levels of interest rate risk.

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

Market expansion and acquisitions, such as our acquisition of Dearmin and FNBO in February 2018, may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties and dilution to existing shareholder value.

We have acquired, and expect to continue to acquire, other financial institutions or parts of those institutions in the future, and we may engage in de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance that integration efforts for any mergers or acquisitions will be successful. Also, we may issue equity securities in connection with acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve profits comparable to, or better than, our historical experience.

Market expansion and acquisitions involve a number of expenses and risks, including:

•	the time and costs of associated with identifying and evaluating potential new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
•	the time and costs associated with identifying potential acquisition and merger targets;
•	the accuracy of the estimates and judgments used to evaluate credit, operations, management and market risks with respect to a target institution;
•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combined businesses;
•	our ability to finance an acquisition and possible dilution to our existing shareholders;
•	closing delays and expenses related to the resolution of lawsuits filed by shareholders of targets;
•	entry into new markets where we lack experience;
•	introduction of new products and services into our business;
•	the risk of loss of key employees and customers; and
•	incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations.

Future acquisitions could be material to the Company and it may issue additional shares of stock to pay for those acquisitions, which would dilute current shareholder’s ownership interests.

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could have a significant negative impact on our profitability.

Goodwill represents the amount of consideration exchanged over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  At September 30, 2018, our goodwill totaled $9.8 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2018 or that we will be able to pay future dividends at all.

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

There has been a sporadic trading market for our stock and you may not be able to resell your shares at or above the price you paid for them.

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

As of December 10, 2018, our directors, executive officers, and their related entities and persons currently beneficially own, in the aggregate, approximately 14.51% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our directors, executive officers, and their related entities and persons, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of September 30, 2018.

Location	Year Opened	Owned/ Leased

Main Office:

Clarksville Main Office 501 East Lewis & Clark Parkway Clarksville, Indiana	1968	Owned

Branch Offices:

Jeffersonville - Allison Lane Office 2213 Allison Lane Jeffersonville, Indiana	1975	Owned

Charlestown Office 1100 Market Street Charlestown, Indiana	1993	Owned

Georgetown Office 1000 Copperfield Drive Georgetown, Indiana	2003	Owned

Jeffersonville - Court Avenue Office 202 East Court Avenue Jeffersonville, Indiana	1986	Owned

Sellersburg Office 125 Hunter Station Way Sellersburg, Indiana	1995	Owned

Corydon Office 900 Hwy 62 NW Corydon, Indiana	1996	Owned

Salem Office 1336 S Jackson Street Salem, Indiana	1995	Owned

English Office 200 Indiana Avenue English, Indiana	1925	Owned

Marengo Office 125 W Old Short Street Marengo, Indiana	1984	Owned

Leavenworth Office 510 Hwy 62 Leavenworth, Indiana	1969	Owned

Lanesville Office 7340 Main Street NE Lanesville, Indiana	1948	Owned

Elizabeth Office 8160 Beech Street SE Elizabeth, Indiana	1975	Owned
New Albany Office 2218 State Street New Albany, Indiana	2013	Leased
Odon Office 501 West Main Street Odon, Indiana	1982	Owned
Montgomery Office 478 West Meyers Street Montgomery, Indiana	1992	Owned

The Bank owns two former branch office locations that have been closed and the operations of which were consolidated into existing branch office operations. The property located in Floyds Knobs, Indiana is utilized by the Bank as an operation center. The property located in Milltown, Indiana is fully reserved and therefore has a zero carrying value at September 30, 2018 on the balance sheet of the Consolidated Financial Statements.

The Company owned a 4.077 acre parcel of land in New Albany, Indiana, which was developed by FFCC, Inc., a former wholly-owned subsidiary of the Bank. The retail development, named “Wesley Commons”, included over 36,000 square feet of leasable class-A retail space and included the Bank’s New Albany branch office location. The retail development was sold September 29, 2016, at which time a 10-year lease with several renewal options for the branch office location was executed between the Bank and the buyer, and FFCC was voluntarily dissolved and completely liquidated effective December 31, 2016.

The Company purchased an 8.097 acre parcel of land in Jeffersonville, Indiana, in July 2013 upon which it intended to construction an office building, relocate its corporate headquarters, and subsequently divest of additional unused acreage in future years. However, on July 20, 2018, the Company entered into a purchase agreement to acquire real estate, which includes an office building, in Jeffersonville, Indiana, to which it intends to relocate its corporate headquarters. The purchase price was $7.5 million and the purchase was consummated on October 1, 2018. As of September 30, 2018, there were no formal plans for divestiture of the 8.097 acre parcel of land, which had a carrying value of approximately $1.7 million and was included in “premises and equipment” at September 30, 2018 on the balance sheet of the Consolidated Financial Statements.

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol “FSFG.” As of December 10, 2018, the Company had approximately 255 holders of record and 2,300,810 shares of common stock outstanding. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 25 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company.

The following table provides quarterly market price and dividend information per common share for the years ended September 30, 2018 and 2017 as reported by NASDAQ.

	High Sale	Low Sale	Dividends	Market price end of period
2018:
Fourth Quarter	$74.30	$66.56	$0.15	$68.28
Third Quarter	74.25	67.04	0.15	73.49
Second Quarter	80.01	57.00	0.15	69.50
First Quarter	58.00	53.40	0.14	57.02

2017:
Fourth Quarter	$55.50	$51.27	$0.14	$53.40
Third Quarter	58.97	48.16	0.14	52.78
Second Quarter	50.73	44.10	0.14	48.72
First Quarter	48.49	35.16	0.13	47.00

The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future.

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2018:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2018 through July 31, 2018	—	—	—	60,472
August 1, 2018 through August 31, 2018	—	—	—	60,472
September 1, 2018 through September 30, 2018	—	—	—	60,472
Total	—	—	—	60,472

(1)	On November 16, 2012, the Company announced that its Board of Directors authorized a stock repurchase program to acquire up to 230,217 shares, or 10.0% of the Company’s outstanding common stock. Under the program, which has no expiration date, repurchases are to be conducted through open market purchases or privately negotiated transactions, and are to be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. Repurchased shares will be held in treasury.

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2018 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	150,033	$24.88	24,598

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	150,033	$24.88	24,598

In December 2009 the Company adopted the 2010 Equity Incentive Plan (“2010 Plan”), which the Company’s shareholders approved in February 2010. The 2010 Plan provided for the award of stock options and restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 355,885 shares, consisting of 254,204 stock options and 101,681 shares of restricted stock. As of September 30, 2018, grants outstanding under the 2010 Plan included 101,681 restricted shares, 182,349 incentive stock options and 63,197 non-statutory stock options to directors, officers and key employees. The restricted shares and stock options granted vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

In December 2015 the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”), which the Company’s shareholders approved in February 2016. The 2016 Plan provides for the award of stock options and restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. As of September 30, 2018, grants outstanding under the 2016 Plan included 18,265 restricted shares, 45,895 incentive stock options and 7,900 non-statutory stock options to directors, officers and key employees. The restricted shares and stock options granted vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

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

	At September 30,
(In thousands)	2018	2017	2016	2015	2014
Financial Condition Data:
Total assets	$1,034,406	$891,133	$796,516	$749,946	$713,129
Cash and cash equivalents	42,274	34,259	29,342	24,994	20,330
Trading account securities	-	7,175	9,255	9,044	5,319
Securities available-for-sale	184,373	178,099	174,493	178,328	184,697
Securities held-to-maturity	2,607	2,878	3,166	4,620	5,419
Loans held for sale	32,125	25,635	5,471	6,803	281
Loans, net	704,271	586,456	518,611	457,112	433,876
Deposits	811,112	669,382	579,467	533,297	533,194
Borrowings from FHLB	90,000	118,065	121,633	104,867	79,548
Other borrowings	21,013	1,348	1,345	5,974	6,150
Stockholders’ equity	98,813	93,115	86,580	94,357	87,080

	For the Year Ended September 30,
(In thousands)	2018	2017	2016	2015	2014
Operating Data:
Interest income	$42,159	$33,917	$29,456	$27,987	$27,494
Interest expense	6,337	4,457	4,167	3,778	3,555
Net interest income	35,822	29,460	25,289	24,209	23,939
Provision for loan losses	1,353	1,301	637	859	1,246
Net interest income after provision for loan losses	34,469	28,159	24,652	23,350	22,693
Noninterest income	13,295	8,625	3,372	5,976	5,046
Noninterest expense	33,006	24,951	22,435	20,999	20,272
Income before income taxes	14,758	11,833	5,589	8,327	7,467
Income tax expense (benefit)	2,422	2,520	(2,322)	1,576	2,077
Net income	12,336	9,313	7,911	6,751	5,390
Less: net income attributable to noncontrolling interests	1,434	-	-	-	-
Net income attributable to First Savings Financial Group	10,902	9,313	7,911	6,751	5,390
Less: Preferred stock dividends declared	-	-	62	171	171
Net income available to common shareholders	$10,902	$9,313	$7,849	$6,580	$5,219

	For the Year Ended September 30,
	2018	2017	2016	2015	2014
Per Share Data:
Net income per common share, basic	$4.83	$4.20	$3.57	$3.07	$2.46
Net income per common share, diluted	4.60	3.97	3.41	2.93	2.34
Dividends per common share	0.59	0.55	0.51	0.47	0.43

	At or For the Year Ended September 30,
	2018	2017	2016	2015	2014
Performance Ratios:
Return on average assets	1.11%	1.10%	1.03%	0.93%	0.78%

Return on average equity	11.37	10.56	9.04	7.43	6.38

Return on average common stockholders’ equity	11.37	10.56	9.73	9.16	8.01

Interest rate spread (1)	3.82	3.84	3.71	3.74	3.86

Net interest margin (2)	3.99	3.95	3.81	3.84	3.93

Other expenses to average assets	3.35	2.96	2.93	2.88	2.92

Efficiency ratio (3)	67.20	65.51	78.28	69.57	69.94

Efficiency ratio (excluding nonrecurring items) (4)	63.96	64.69	68.20	69.57	69.94

Average interest-earning assets to average interest-bearing liabilities	125.02	120.21	117.86	116.90	114.66

Dividend payout ratio	12.32	13.20	14.03	14.74	16.96

Average equity to average assets	9.77	10.45	11.45	12.47	12.17

Capital Ratios (5):
Total capital (to risk-weighted assets):
Consolidated	14.50%	12.69%	11.82%	16.21%	N/A
Bank	12.92	12.22	11.33	13.13	14.87%

Tier 1 capital (to risk-weighted assets):
Consolidated	10.84	11.53	10.66	14.96	N/A
Bank	11.75	11.05	10.16	11.88	13.62

Common equity Tier 1 capital (to risk-weighted assets):
Consolidated	10.84	11.53	10.66	14.96	N/A
Bank	11.75	11.05	10.16	11.88	N/A

Tier 1 capital (to average adjusted total assets):
Consolidated	8.39	9.14	8.43	11.01	N/A
Bank	9.10	8.79	8.09	8.67	9.14

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a blended federal marginal tax rate of 24.5% for 2018 and 34% for years 2014 through 2017.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 24.5% for 2018 and 34% for years 2014 through 2017.
(3)	Represents other expenses divided by the sum of net interest income and other income. This is a non-GAAP financial measure that management believes is useful to investors in understanding the Company’s performance.
(4)	Represents other expenses, excluding nonrecurring items as discussed below, divided by the sum of net interest income and other income, excluding income (loss) on tax credit investment as discussed below. The efficiency ratio for 2018 excludes the income on tax credit investment of $585,000, expenses of $1.3 million associated with the acquisition of and merger with Dearmin and FNBO, and expenses of $661,000 associated with the initial operations of the secondary-market residential mortgage lending division. The efficiency ratio for 2017 excludes the loss on tax credit investment of $226,000 and expenses of $166,000 associated with the acquisition of and merger with Dearmin and FNBO. The efficiency ratio for 2016 excludes the loss on tax credit investment of $4.2 million. This is a non-GAAP financial measure that management believes is useful to investors in understanding the Company’s performance.
(5)	First Savings Financial Group was not subject to the regulatory capital requirements until its conversion from a savings and loan holding company to a bank holding company in December 2014. Therefore, the capital amounts and ratios presented for the year ended September 30, 2014 are for the Bank only.

	At or For the Year Ended September 30,
	2018	2017	2016	2015	2014
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.31%	1.36%	1.35%	1.43%	1.42%

Allowance for loan losses as a percent of nonperforming loans	218.18	206.64	182.76	150.37	145.96

Net charge-offs to average outstanding loans during the period	0.02	0.06	0.03	0.11	0.12

Non performing loans as a percent of total loans	0.60	0.66	0.74	0.95	0.97

Nonperforming assets as a percent of total assets	1.31	1.33	1.49	1.75	1.79

Other Data:
Number of full service branch offices	16	14	14	14	15
Number of deposit accounts	37,736	33,594	33,407	33,430	34,049
Number of loans	7,228	5,679	5,409	5,373	5,482

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts and loan servicing fees), ATM and interchange fees on debit and credit cards, increases in the cash surrender value of life insurance, income from sales of residential mortgage and SBA loans originated for sale in the secondary market, commissions on sales of securities and insurance products, and net realized and unrealized gains on trading account securities. We also recognize income from the sale of investment securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, data processing expenses, professional service fees, federal deposit insurance premiums, advertising, net losses on foreclosed real estate and other miscellaneous expenses. Salaries and employee benefits consist primarily of: salaries and wages paid to our employees; payroll taxes; and expenses for health insurance, retirement plans and other employee benefits. We also recognize annual employee compensation expenses related to our equity incentive plans as the equity incentive awards vest. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes, office lease expense and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years. Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans. Professional fees expense represents the fees we pay to third parties for legal, accounting, investment advisory and other consulting services. Federal deposit insurance premiums are payments we make to the FDIC to insure of our deposit accounts. Other expenses include expenses for office supplies, postage, telephone, insurance, regulatory assessments and other miscellaneous operating expenses.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. There were no substantive changes to the Company’s methodology or assumptions used to estimate the allowance for loan losses during the year ended September 30, 2018. See Note 1 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the methodology used to determine the allowance for loan losses.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as investment securities. However, for those items for which market-based prices do not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans held for sale, loan servicing rights, derivative financial instruments, goodwill and other intangible assets, foreclosed and other repossessed assets, estimated present value of impaired loans, value ascribed to stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. See Note 23 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information.

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

Balance Sheet Analysis

Cash and Cash Equivalents. At September 30, 2018 and 2017, cash and cash equivalents totaled $42.3 million and $34.3 million, respectively. The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but interest-bearing.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one to four family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans. To a lesser extent, we originate various consumer loans including home equity lines of credit. Net loans increased $117.8 million, from $586.5 million at September 30, 2017 to $704.3 million at September 30, 2018, including loans acquired in the FNBO merger with a recorded investment of $34.5 million at acquisition.

At September 30, 2018, residential mortgage loans totaled $195.3 million, or 27.4% of total loans, compared to $171.9 million, or 28.9% of total loans at September 30, 2017. We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 25-year and 30-year fixed rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income. Management intends to continue offering short-term adjustable rate residential mortgage loans and generally sell long-term fixed rate mortgage loans in the secondary market with servicing released.

Commercial real estate loans totaled $343.5 million, or 48.2% of total loans at September 30, 2018, compared to $273.1 million, or 46.0% of total loans at September 30, 2017. The balance of commercial real estate loans has increased primarily due to increased SBA commercial real estate loan originations and the previously discussed lending program that is focused on loans secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national brand retailers, the borrowers and collateral properties for which are outside of our primary market area. Management continues to focus on pursuing nonresidential loan opportunities in order to further diversify the loan portfolio.

Multi-family real estate loans totaled $28.8 million, or 4.0% of total loans at September 30, 2018, compared to $21.1 million, or 3.6% of total loans at September 30, 2017. These loans are primarily secured by apartment buildings and other multi-tenant developments in our primary market area.

Residential construction loans totaled $19.5 million, or 2.7% of total loans at September 30, 2018, of which $5.9 million were speculative construction loans. At September 30, 2017, residential construction loans totaled $15.1 million, or 2.5% of total loans, of which $4.1 million were speculative loans. The increase is due primarily to an increase in originations of residential construction loan during the year.

Commercial construction loans totaled $8.7 million, or 1.2% of total loans, at September 30, 2018 compared to $18.4 million, or 3.1% of total loans at September 30, 2017. The decrease is due primarily to a decrease in originations of commercial construction loans during the year.

Land and land development loans totaled $10.5 million, or 1.5% of total loans at September 30, 2018, compared to $9.7 million, or 1.6% of total loans at September 30, 2017. These loans are primarily secured by vacant lots to be improved for residential and nonresidential development, and farmland.

Commercial business loans totaled $67.8 million, or 9.5% of total loans, at September 30, 2017 compared to $52.7 million, or 8.9% of total loans, at September 30, 2017. The increase is due primarily to the increase of commercial business lending opportunities in our primary market area and increased SBA commercial business loan originations. Management continues to focus on pursuing commercial business loan opportunities in order to further diversify the loan portfolio.

Consumer loans totaled $39.3 million, or 5.5% of total loans, at September 30, 2018 compared to $32.3 million, or 5.4% of total loans, at September 30, 2017. In general, organic consumer loans including automobile loans, home equity lines of credit, unsecured loans and loans secured by deposits, has only slightly increased due to pay-downs, payoffs, charge-offs and management’s decision to focus on other lending opportunities with less inherent credit risk. Home equity lines of credit increased $1.7 million, or 7.4%, automobile loans increased $4.7 million, or 66.1%, and other consumer loans increased $595,000, or 25.6%, from September 30, 2017 to September 30, 2018.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$195,274	27.37%	$171,863	28.92%	$178,364	33.91%	$181,873	39.22%	$182,744	41.51%
Commercial	343,498	48.15	273,106	45.95	217,378	41.33	172,995	37.29	153,895	34.97
Multi-family	28,814	4.04	21,121	3.55	18,431	3.50	21,647	4.67	21,286	4.84
Residential construction	19,527	2.74	15,088	2.54	11,124	2.12	9,195	1.98	9,983	2.27
Commercial construction	8,669	1.22	18,385	3.09	19,212	3.65	7,477	1.61	6,629	1.51
Land and land development	10,504	1.47	9,733	1.64	11,137	2.12	11,061	2.38	11,290	2.57
Total	606,286	84.99	509,296	85.69	455,646	86.63	404,248	87.15	385,827	87.67

Commercial business	67,786	9.50	52,724	8.87	41,967	7.98	32,574	7.02	28,448	6.46

Consumer:
Home equity lines of credit	24,635	3.46	22,939	3.86	21,372	4.06	19,499	4.21	17,969	4.08
Auto loans	11,720	1.64	7,057	1.19	4,880	0.93	5,487	1.18	5,671	1.29
Other	2,918	0.41	2,323	0.39	2,078	0.40	2,048	0.44	2,201	0.50
Total	39,273	5.51	32,319	5.44	28,330	5.39	27,034	5.83	25,841	5.87

Principal loans	713,345	100.00%	594,339	100.00%	525,943	100.00%	463,856	100.00%	440,116	100.00%

Deferred loan origination fees and costs, net	249		209		(211)		(120)		10
Allowance for loan losses	(9,323)		(8,092)		(7,122)		(6,624)		(6,250)
Loans, net	$704,271		$586,456		$518,611		$457,112		$433,876

Loan Maturity

The following table sets forth certain information at September 30, 2018 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At September 30, 2018
(In thousands)	Residential Real Estate (1)	Commercial Real Estate (2)	Construction (3)	Commercial Business	Consumer	Total Loans
Amounts due in:
One year or less	$19,043	$46,114	$28,196	$34,811	$6,700	$134,864
More than one year to five years	43,148	127,934	-	19,342	15,919	206,343
More than five years	161,897	179,954	-	13,633	16,654	372,138
Total	$224,088	$354,002	$28,196	$67,786	$39,273	$713,345

(1)       Includes multi-family loans.

(2)       Includes farmland and land and land development loans.

(3)       Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2018 that are due after September 30, 2019, and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$92,011	$113,034	$205,045
Commercial real estate (2)	127,612	180,276	307,888
Commercial business	17,718	15,257	32,975
Consumer	5,622	26,951	32,573
Total	$242,963	$335,518	$578,481

(1)       Includes multi-family loans.

(2)       Includes farmland and land and land development loans.

Trading Account Securities. Our trading account securities represent an investment in a managed brokerage account that invests in small and medium lot, investment grade municipal bonds. The brokerage account is managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. At September 30, 2017, trading account securities recorded at fair value totaled $7.2 million. The Bank ceased its trading account securities activity and liquidated this portfolio as of June 30, 2018.

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and pass-through asset-backed securities guaranteed by the SBA. Available for sale securities increased by $6.3 million, from $178.1 million at September 30, 2017 to $184.4 million at September 30, 2018, due primarily to purchases of $50.0 million and securities acquired in the FNBO merger with a fair value of $40.0 million, which more than offset maturities and calls of $2.6 million, sales of $58.1 million and principal repayments of $16.8 million and a decrease in unrealized gains of $5.6 million.

Securities Held to Maturity. Our held to maturity securities portfolio consists of mortgage-backed securities issued by government sponsored enterprises and municipal bonds. Held to maturity securities decreased by $271,000 from September 30, 2017 to September 30, 2018, due primarily to maturities and principal repayments.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2018		2017		2016
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Agency bonds and notes	$-	$-	$-	$-	$1,024	$1,032
Agency mortgage-backed securities	31,686	31,130	36,439	36,736	46,376	47,405
Agency CMO	10,754	10,441	14,605	14,576	16,053	16,095
Privately-issued CMO	1,434	1,579	1,825	2,001	2,359	2,652
Privately-issued asset-backed	1,538	1,884	2,691	3,448	3,675	4,532
SBA certificates	1,305	1,351	913	912	1,220	1,227
Municipal	137,144	137,988	115,193	120,426	94,567	101,550
Total	$183,861	$184,373	$171,666	$178,099	$165,274	$174,493

Securities held to maturity:
Agency mortgage-backed securities	$134	$142	$179	$195	$260	$283
Municipal	2,473	2,754	2,699	3,111	2,906	3,371
Total	$2,607	$2,896	$2,878	$3,306	$3,166	$3,654

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2018. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 24.5%. Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available for sale:

Agency mortgage-backed securities	$4,775	1.95%	$1,962	1.76%	$7,209	2.11%	$17,184	3.52%	$31,130	2.84%
Agency CMO	1,461	1.95	677	1.70	2,032	2.32	6,271	2.35	10,441	2.25
Privately-issued CMO	–	–	–	–	–	–	1,579	8.31	1,579	8.31
Privately-issued ABS	–	–	–	–	–	–	1,884	18.24	1,884	18.24
SBA certificates	–	–	–	–	1,351	4.06	–	–	1,351	4.06
Municipal	5,956	4.56	16,299	3.85	27,574	4.06	88,159	4.06	137,988	4.06
Total	$12,192	3.23%	$18,938	3.55%	$38,166	3.60%	$115,077	4.18%	$184,373	3.93%

Securities held to maturity:

Agency mortgage-backed securities	$–	–%	$–	–%	$97	5.33%	$37	4.38%	$134	5.07%
Municipal	240	6.35	1,003	6.39	902	6.15	328	5.56	2,473	6.19
Total	$240	6.35%	$1,003	6.39%	$999	6.07%	$365	5.44%	$2,607	6.13%

As of September 30, 2018, we did not own any investment securities of a single issuer that had an aggregate book value in excess of 10% of the Company’s consolidated stockholders’ equity at that date, other than securities and obligations issued by U.S. government agencies and sponsored enterprises.

Deposits. Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments. Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and time deposits. Deposits increased $141.7 million from $669.4 million at September 30, 2017 to $811.1 million at September 30, 2018, including deposits with a fair value of $91.8 million acquired in the FNBO merger. The Bank recognized increases in time deposits of $11.8 million, noninterest-bearing checking accounts of $71.4 million, money market deposit accounts of $36.3 million and savings accounts of $30.6 million and decreases interest-bearing checking accounts of $8.5 million, when comparing the two years. Brokered certificates of deposit totaled $118.7 million at September 30, 2018 compared to $106.9 million at September 30, 2017. We have continued to promote relationship oriented deposit accounts but at times also utilize brokered certificates of deposit as a lower cost alternative to retail time deposits. In addition, we have continued to develop and promote cash management services including sweep accounts and remote deposit capture in order to increase the level of commercial deposit accounts. We believe that the development and promotion of these products has made us more competitive in attracting commercial deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2018	2017	2016
Non-interest-bearing demand deposits	$167,705	$96,283	$79,859
NOW accounts	173,543	182,068	145,816
Money market accounts	107,124	70,775	60,702
Savings accounts	120,995	90,360	83,911
Time deposits	241,745	229,896	209,179
Total	$811,112	$669,382	$579,467

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2018. Jumbo certificates of deposit require minimum deposits of $100,000.

(In thousands)	Amount
Three months or less	$4,894
Over three through six months	5,153
Over six through twelve months	9,236
Over twelve months	24,625
Total	$43,908

Borrowings. We use borrowings from the FHLB consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments. We also utilize retail repurchase agreements as a source of borrowings.

The following table sets forth certain information regarding the Bank’s use of FHLB borrowings.

	Year Ended September 30,
(Dollars in thousands)	2018	2017	2016
Maximum amount of FHLB borrowings outstanding at any month-end during period	$159,863	$122,089	$121,633
Average FHLB borrowings outstanding during period	121,691	110,952	100,894
Weighted average interest rate during period	1.66%	1.50%	1.50%
Balance outstanding at end of period	$90,000	$118,065	$121,633
Weighted average interest rate at end of period	1.63%	1.54%	1.50%

The outstanding balance of borrowings from the FHLB decreased $28.1 million, from $118.1 million at September 30, 2017 to $90.0 million at September 30, 2018. FHLB borrowings are primarily used to fund loan demand and to purchase available for sale securities.

The following table sets forth certain information regarding the Bank’s use of borrowings under retail repurchase agreements.

	Year Ended September 30,
(Dollars in thousands)	2018	2017	2016
Maximum amount of retail repurchase agreements outstanding at any month-end during period	$1,352	$1,348	$1,345
Average retail repurchase agreements outstanding during period	1,350	1,346	1,343
Weighted average interest rate during period	0.25%	0.25%	0.25%
Balance outstanding at end of period	$1,352	$1,348	$1,345
Weighted average interest rate at end of period	0.25%	0.25%	0.25%

On September 20, 2018, the Company entered into a subordinated note purchase agreement in the principal amount of $20 million. The subordinated note initially bears a fixed interest rate of 6.02% per year through September 30, 2023, and thereafter a floating rate, reset quarterly, equal to the three-month LIBOR rate plus 310 basis points. All interest is payable quarterly and the subordinated note is scheduled to mature on September 30, 2028. The subordinated note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after September 30, 2023. The subordinated note is intended to qualify as Tier 2 capital for the Company under regulatory guidelines. The subordinated note had a carrying value of $19.7 million, net of unamortized debt issuance costs of 339,000, at September 30, 2018 on the balance sheet of the Consolidated Financial Statements.

Stockholders’ Equity. Stockholders’ equity increased $5.7 million, from $93.1 million at September 30, 2017 to $98.8 million at September 30, 2018. The increase is due to an increase in retained net income of $8.9 million during the year ended September 30, 2018 partially offset by a $3.8 million decrease in accumulated other comprehensive income due to a decrease in the market value of available-for-sale securities.

Results of Operations for the Years Ended September 30, 2018, 2017 and 2016

Overview. The Company reported net income of $10.9 million ($4.60 per common share diluted) for the year ended September 30, 2018, compared to net income of $9.3 million ($3.97 per common share diluted) for the year ended September 30, 2017. The increase in net income was due to increases in net interest income of $6.4 million and noninterest income of $4.7 million offset by an increase in noninterest expense of $8.1 million.

Net income increased to $9.3 million ($3.97 per common share diluted) for the year ended September 30, 2017 compared to net income of $7.9 million ($3.41 per common share diluted) for the year ended September 30, 2016. During the year ended September 30, 2016, the Company recognized a $4.7 million historic structure rehabilitation tax credit related to its equity investment in a community-based economic development (“CBED”) project, which resulted in a net tax benefit of $2.3 million for the year. As a result of the recognition of the tax credit, the Company also recognized a $4.2 million impairment loss in noninterest income during the year ended September 30, 2016 related to the equity investment in the CBED project. The net impact of the tax benefit and the impairment loss was a $332,000 increase in net income for the year ended September 30, 2016. During the year ended September 30, 2016, the Company also recognized $2.0 million in other income related to the gain on sale of its commercial real estate development in New Albany, Indiana (“Wesley Commons”).

Net Interest Income. For the year ended September 30, 2018, net interest income increased $6.4 million or 21.6%, as compared to 2017, primarily as the result of an increase in the average balance of interest earning assets. The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased slightly from 3.84% for 2017 to 3.82% for 2018 due primarily to an increase in the average cost of interest-bearing liabilities from 0.68% for 2017 to 0.85% for 2018 and an increase in average interest-bearing liabilities from $654.4 million for 2017 to $743.3 million for 2018, which more than offset the effect of an increase in the average yield on interest-bearing assets from 4.52% for 2017 to 4.67% for 2018 and an increase in the average balance of interest-bearing assets from $786.6 million for 2017 to $929.2 million for 2018. For the year ended September 30, 2017, net interest income increased $4.2 million or 16.5% as compared 2016, primarily as the result of an increase in the average balance of interest earning assets and an increase in the interest rate spread from 2016 to 2017. The interest rate spread increased from 3.71% for 2016 to 3.84% for 2017 due primarily to an increase in the average balance of interest-bearing assets from $696.6 million for 2016 to $786.7 million for 2017 and a decrease in the average cost of interest-bearing liabilities from 0.70% for 2016 to 0.68% for 2017.

For the year ended September 30, 2018, total interest income increased $8.2 million, or 24.3%, as compared to 2017. The increase in total interest income is due primarily to an increase in the average balance of interest earning assets of $142.6 million, from $786.6 million for 2017 to $929.2 million for 2018, and the average tax-equivalent yield on interest-earning assets increased from 4.52% for 2017 to 4.67% for 2018. The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $123.6 million and securities of $13.6 million. For the year ended September 30, 2017, total interest income increased $4.4 million, or 15.1%, from $29.5 million for the year ended September 30, 2016 to $33.9 million for the year ended September 30, 2017. The increase in total interest income is due primarily to an increase in the average balance of interest earning assets of $90.0 million, from $696.6 million for 2016 to $786.6 million for 2017, and the average tax-equivalent yield on interest-earning assets increased from 4.41% for 2016 to 4.52% for 2017. The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $86.3 million and interest-bearing deposits with banks of $4.4 million.

Interest income on loans increased $7.0 million, or 25.7%, from $27.1 million for 2017 to $34.1 million for 2018, due primarily to an increase in the average balance of loans outstanding of $123.6 million, from $575.0 million for 2017 to $698.6 million, and an increase in the average tax-equivalent yield on loans from 4.73% for 2017 to 4.89% for 2018. In 2017, interest income on loans increased $4.2 million, or 18.4%, from $22.9 million for 2016 to $27.1 million for 2017, due primarily to an increase in the average balance of loans outstanding of $86.3 million, from $488.7 million for 2016 to $575.0 million for 2017, and an increase in the average tax-equivalent yield on loans from 4.70% for 2016 to 4.73% for 2017. The increase in the average balance of loans outstanding for both 2018 and 2017 is due primarily to an increase in commercial real estate mortgage loans, as a result of increased SBA loan originations and the previously discussed lending program that is focused on loans secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area.

Interest income on investment securities increased $874,000, or 13.8%, from $6.3 million for 2017 to $7.2 million for 2018, primarily due to the increase in the average balance of investment securities of $13.6 million, from $178.9 million for 2017 to $192.5 million for 2018. The average tax equivalent yield on investment securities decreased from 4.40% for 2017 to 4.34% for 2018 due primarily to the decrease in the federal marginal income tax rate from 34.0% for 2017 to a blended rate of 24.5% for 2018. In 2017, interest income on investment securities increased $166,000, or 2.7%, from $6.2 million for 2016 to $6.3 million for 2017, despite a decrease in the average balance of investment securities of $682,000, from $179.6 million for 2016 to $178.9 million for 2017, due to an increase in the average tax-equivalent yield on investment securities.

Total interest expense increased $1.9 million, or 42.2%, due primarily to an increase in the average balance of interest-bearing liabilities of $88.9 million, from $654.4 million for 2017 to $743.3 million for 2018, and an increase in the average cost of funds from 0.68% for 2017 to 0.85% for 2018. The average balance of interest-bearing deposits increased $79.8 million, or 14.8%, from $539.9 million for 2017 to $619.7 million for 2018, and the average cost of funds was 0.51% for 2017 compared to 0.69% for 2018. The average balance of borrowings increased $9.2 million, or 8.0%, from $114.4 million for 2017 to $123.6 million for 2018, and the average cost of funds for borrowings was 1.48% for 2017 compared to 1.66% for 2018. In 2016, total interest expense increased $290,000, or 6.9%, due primarily to an increase in the average balance of interest-bearing liabilities of $63.3 million, from $591.1 million for 2016 to $654.4 million for 2017, which more than offset a decrease in the average cost of funds from 0.70% for 2016 to 0.68% for 2017. The average balance of interest-bearing deposits increased $55.7 million, or 11.5%, from $484.2 million for 2016 to $539.9 million for 2017, and the average cost of funds for deposits was 0.51% for both 2016 and 2017. The average balance of borrowings increased $7.5 million, or 7.1%, from $106.9 million for 2016 to $114.4 million for 2017, and the average cost of funds for borrowings was 1.57% for 2016 compared to 1.48% for 2017.

Average Balances and Yields.

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities for the 2018, 2017 and 2016 periods has been adjusted to a tax equivalent basis using a federal marginal tax rate of 24.5%, 34.0% and 34.0%, respectively.

	Year Ended September 30,
	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits with banks	$28,863	$436	1.51%	$25,835	$184	0.71%	$21,481	$109	0.51%
Loans	698,638	34,130	4.89	574,957	27,188	4.73	488,702	22,955	4.70
Investment securities	154,764	7,333	4.74	137,756	6,993	5.08	130,947	6,346	4.85
Mortgage-backed securities	37,799	1,020	2.70	41,167	886	2.15	48,658	1,018	2.09
FRB and FHLB stock	9,183	465	5.06	6,936	313	4.51	6,859	310	4.52
Total interest-earning assets	929,247	43,384	4.67	786,651	35,564	4.52	696,647	30,738	4.41

Non-interest-earning assets	56,921			56,520			67,843
Total assets	$986,168			$843,171			$764,490

Liabilities and equity:
NOW accounts	$185,026	$483	0.26	$171,831	$404	0.24	$147,851	$306	0.21
Money market deposit accounts	89,256	624	0.70	65,016	199	0.31	57,857	148	0.26
Savings accounts	110,289	85	0.08	88,418	63	0.07	80,001	57	0.07
Time deposits	235,100	3,087	1.31	214,673	2,096	0.98	198,522	1,979	1.00
Total interest-bearing deposits	619,671	4,279	0.69	539,938	2,762	0.51	484,231	2,490	0.51

Borrowings (1)	123,634	2,058	1.66	114,436	1,695	1.48	106,852	1,677	1.57
Total interest-bearing liabilities	743,305	6,337	0.85	654,374	4,457	0.68	591,083	4,167	0.70

Non-interest-bearing deposits	137,742			93,083			75,368
Other non-interest-bearing liabilities	8,760			7,563			10,491
Total liabilities	899,807			755,020			676,942

Total stockholders’ equity	95,889			88,151			87,548
Noncontrolling interests in subsidiary	472			-			-
Total equity	96,361			88,151			87,548

Total liabilities and equity	$986,168			$843,171			$764,490
Net interest income (taxable equivalent basis		37,047			31,107			26,571
Less: taxable equivalent adjustment		(1,225)			(1,647)			(1,282)
Net interest income		$35,822			$29,460			$25,289
Interest rate spread			3.82%			3.84%			3.71%
Net interest margin			3.99			3.95			3.81
Average interest-earning assets to average interest-bearing liabilities			125.02			120.21			117.86

(1)	Includes FHLB borrowings, repurchase agreements and other long-term debt.

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

	Year Ended September 30, 2018 Compared to Year Ended September 30, 2017			Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$23	$229	$252	$25	$50	$75
Loans	5,999	943	6,942	4,086	147	4,233
Investment securities	742	(402)	340	338	309	647
Mortgage-backed securities	(63)	197	134	(162)	30	(132)
Other interest-earning assets	110	42	152	5	(2)	3
Total interest-earning assets	6,811	1,009	7,820	4,292	534	4,826

Interest expense:
Deposits	473	1,044	1,517	272	-	272
Borrowings (1)	144	219	363	89	(71)	18
Total interest-bearing liabilities	617	1,263	1,880	361	(71)	290
Net increase (decrease) in net interest income (taxable equivalent basis)	$6,194	$(254)	$5,940	$3,931	$605	$4,536

(1)	Includes FHLB borrowings, repurchase agreements and other long-term debt.

Provision for Loan Losses. The provision for loan losses increased $52,000, or 4.0%, from $1.3 million for the year ended September 30, 2017 to $1.4 million for the year ended September 30, 2018 due primarily to an increase in total loans of $84.5 million (excluding loans acquired in the FNBO merger). Net charge-offs in 2018 were $122,000 compared to $331,000 for 2017 and nonperforming loans increased $357,000 to $4.3 million at September 30, 2018. In 2017, the provision for loan losses increased $664,000, or 104.2%, from $637,000 for the year ended September 30, 2016 to $1.3 million for the year ended September 30, 2017 due primarily to an increase in the total loan portfolio of $68.4 million. Net charge-offs in 2017 were $331,000 compared to $139,000 for 2016 and nonperforming loans increased $19,000 to $3.9 million at September 30, 2017. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses for 2018 consistent with the growth in the commercial real estate mortgage loan portfolio. See “Analysis of Nonperforming and Classified Assets” included herein. It is management’s assessment that the allowance for loan losses at September 30, 2018 was adequate and appropriately reflected the probable incurred losses in the Bank’s loan portfolio at that date.

Noninterest Income. Noninterest income increased $4.7 million, or 54.1%, from $8.6 million for the year ended September 30, 2017 to $13.3 million for the year ended September 30, 2018. The increase was due primarily to increases in mortgage banking income, net gain on sales of SBA loans, income on tax credit investments, service charges on deposit accounts, and other income of $1.8 million, $1.3 million, $811,000, $376,000 and $386,000, respectively. The increase in mortgage banking income is due to the production from the newly hired secondary-market residential mortgage lending staff previously discussed. The net gain on sales of loans guaranteed by the SBA was $5.5 million for the year ended September 30, 2018, compared to $4.2 million for the same period in 2017, and the increase is due to increased production and sales volume. The Company recognized income on tax credit investment of $585,000 for the year ended September 30, 2018 related to distributions receivable from the tax credit investment entity, compared to an impairment loss of $226,000 on the investment in the entity for 2017. The increase in service charges on deposit accounts is due primary to the deposit accounts acquired in the FNBO merger. In 2017, noninterest income increased $5.4 million, or 155.8%, from $3.4 million for the year ended September 30, 2016 to $8.6 million for the year ended September 30, 2017. The increase was due primarily to a $4.2 million impairment loss on a historic tax credit investment during the year ended September 30, 2016 compared to a $226,000 loss in 2017, as well as an increase in net gain on sales of loans guaranteed by the SBA of $3.5 million.

The total net gain on sales of loans guaranteed by the SBA was $4.2 million for the year ended September 30, 2017 as compared to $715,000 for the year ended September 30, 2016. The aforementioned increases in noninterest income were offset by decreases in the net gain on sale of real estate development and net gain on trading account securities of $1.9 million and $548,000, respectively. The decrease in the net gain on sale of real estate development is due to the sale of Wesley Commons in September 2016. The net gain on trading account securities was $200,000 for the year ended September 30, 2017 as compared to $748,000 for the year ended September 30, 2016.

Noninterest Expense. Noninterest expenses increased $8.0 million, or 32.3%, from $25.0 million for the year ended September 30, 2017 to $33.0 million for the year ended September 30, 2018. The increase was due primarily to increases in compensation and benefits, data processing, other operating expenses and occupancy and equipment of $4.6 million, $1.1 million, $933,000 and $841,000, respectively, which included merger-related expenses and initial operating expenses of the secondary-market residential mortgage lending division, as provided in the table below.

	Compensation	Data	Other	Occupancy
(In thousands)	& Benefits	Processing	Operating	&Equipment
Increase	$4,641	$1,068	$933	$841
Less: Merger-related expenses	83	839	43	72
Less: Initial secondary-market residential mortgage division operating expenses	475	-	30	58
	$4,083	$229	$860	$711

The increase in compensation and benefits expense is attributable to the addition of new employees to support the growth of the Company, including its SBA and secondary-market residential mortgage lending activities, compensation for the employees retained in the FNBO merger, and normal salary and benefits adjustments. The increase in data processing expense is primarily attributable to costs associated with the FNBO merger. The increase in occupancy and equipment expense is primarily attributable to increases in repairs, maintenance and software licensing expenses. In 2017, noninterest expenses increased $2.6 million, or 11.2%, from $22.4 million for the year ended September 30, 2016 to $25.0 million for the year ended September 30, 2017. The increase was due primarily to an increase in compensation and benefits of $2.2 million, which more than offset a decrease in data processing of $230,000. The increase in compensation and benefits was attributable to the addition of new employees to support the Company’s SBA lending activities as well as normal salary and benefits increases. The decrease in data processing was primarily due to new contracts signed in 2017, which resulted in a decrease in monthly processing fees.

Income Tax Expense. The Company recognized income tax expense of $2.4 million for the year ended September 30, 2018, compared to income tax expense of $2.5 million for the year ended September 30, 2017 and an income tax benefit of $2.3 million for the year ended September 30, 2016. The effective tax rate was 16.4% and 21.3%, for the years ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate is due primarily to a reduction in the Company’s statutory federal income tax rate from 34.0% for 2017 to a blended rate of 24.5% for 2018 as a result of the Tax Act enacted in December 2017, and net income attributable to noncontrolling interests of $1.4 million, which is pass-through income not subject to income tax at the entity level. The Company files federal income tax returns on a fiscal year basis and, in accordance with Internal Revenue Code regulations, the Company’s federal income tax rate for the tax year ended September 30, 2018 is based on a blended rate of 24.5%. The tax benefit for 2016 was due to the aforementioned recognition of the $4.7 million tax credit as a result of the CBED project investment.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired it is recorded at its fair market value, less estimated costs to sell, at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be TDRs. The Bank had 32 TDRs totaling $9.1 million, which were performing according to their terms and on accrual status, as of September 30, 2018.

	At September 30,
(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans	$4,182	$3,823	$3,875	$4,153	$3,804
Accruing loans past due 90 days or more	91	93	22	252	478
Total nonperforming loans:	4,273	3,916	3,897	4,405	4,282
Performing TDRs	9,145	7,041	7,486	8,090	7,537
Real estate owned	103	852	519	618	953
Other nonperforming assets	–	–	–	–	12
Total nonperforming assets	$13,521	$11,809	$11,902	$13,113	$12,784

Total nonperforming loans to total loans	0.60%	0.66%	0.74%	0.95%	0.97%
Total nonperforming loans to total assets	0.41	0.44	0.49	0.59	0.60
Total nonperforming assets to total assets	1.31	1.33	1.49	1.75	1.79

Federal and state banking regulations require us to review and classify our assets on a regular basis. In addition, the Bank’s regulators have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution, without establishment of a specific allowance or charge-off, is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as doubtful we may establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

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

At September 30, 2018, the Company held fourteen privately-issued CMO and ABS securities with an aggregate carrying value of $1.3 million and fair value of $1.6 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies. Based on an independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO or ABS portfolios. At September 30, 2017, the Company held fifteen privately-issued CMO and ABS securities with an aggregate carrying value of $1.8 million and fair value of $2.4 million that had been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

Analysis and Determination of the Allowance for Loan Losses.

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on at least a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2018			2017			2016
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$274	2.94%	27.37%	$252	3.11%	28.92%	$335	4.70%	33.91%
Commercial real estate	6,825	73.21	48.15	5,739	70.92	45.95	5,160	72.46	41.33
Multi-family	195	2.09	4.04	106	1.31	3.55	109	1.53	3.50
Construction	580	6.22	3.96	810	10.01	5.63	845	11.86	5.77
Land and land development.	210	2.25	1.47	223	2.76	1.64	295	4.14	2.12
Commercial business	1,041	11.17	9.50	839	10.37	8.87	284	3.99	7.98
Consumer	198	2.12	5.51	123	1.52	5.44	94	1.32	5.39
Total allowance for loan losses	$9,323	100.00%	100.00%	$8,092	100.00%	100.00%	$7,122	100.00%	100.00%

	At September 30,
	2015			2014
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$444	6.70%	39.22%	$577	9.23%	41.51%
Commercial real estate	4,327	65.32	37.29	3,808	60.93	34.97
Multi-family	156	2.36	4.67	146	2.34	4.84
Construction	551	8.32	3.59	443	7.09	3.78
Land and land development.	369	5.57	2.38	302	4.83	2.57
Commercial business	678	10.24	7.02	795	12.72	6.46
Consumer	99	1.49	5.83	179	2.86	5.87
Total allowance for loan losses	$6,624	100.00%	100.00%	$6,250	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses at beginning of period	$8,092	$7,122	$6,624	$6,250	$5,538
Provision for loan losses	1,353	1,301	637	859	1,246
Charge offs:
Residential real estate	98	169	207	283	278
Commercial real estate	–	–	–	40	224
Multi-family	–	–	–	–	–
Construction	–	–	–	–	–
Land and land development	–	–	–	–	–
Commercial business	–	200	10	126	234
Consumer	223	116	108	144	136
Total charge-offs	321	485	325	593	872

Recoveries:
Residential real estate	106	71	115	41	28
Commercial real estate	–	10	–	–	219
Multi-family	–	–	–	–	–
Land and land development	–	–	–	–	–
Construction	–	–	–	–	–
Commercial business	12	17	1	1	–
Consumer	81	56	70	66	91
Total recoveries	199	154	186	108	338
Net charge-offs	122	331	139	485	534

Allowance for loan losses at end of period	$9,323	$8,092	$7,122	$6,624	$6,250

Allowance for loan losses to nonperforming loans	218.18%	206.64%	182.76%	150.37%	145.96%
Allowance for loan losses to total loans outstanding at the end of the period	1.31	1.36	1.35	1.43	1.42
Net charge-offs to average loans outstanding during the period	0.02	0.06	0.03	0.11	0.12

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration and generally selling in the secondary market substantially all newly originated, fixed rate one-to four-family residential real estate loans. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments, other than the use of forward mortgage loan sale contracts in connection with our mortgage banking activities. See Note 22 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding derivative financial instruments.

We have an Asset/Liability Management Committee, which includes members of management selected by the Board of Directors, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2018 and 2017 financial information.

	At September 30, 2018		At September 30, 2017
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$(1,821)	(4.92)%	$319	1.04%
200bp	764	2.06	332	1.08
100bp	410	1.11	155	0.51
Static	-	-	-	-
(100)bp	(415)	(1.12)	(463)	(1.51)

At September 30, 2018, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $410,000 or 1.11% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 2.06% and decrease by 4.92%, respectively. An immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $415,000, or 1.12%, over a one year horizon compared to a flat interest rate scenario.

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to our base case scenario, based on September 30, 2018 and 2017 financial information.

	At September 30, 2018
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$138,241	$(38,592)	(21.82)%	15.55%	(222	)bp
200bp	162,949	(13,884)	(7.85)	17.68	(9	)bp
100bp	171,236	(5,597)	(3.17)	17.86	9	bp
Static	176,833	-	-	17.77	-	bp
(100)bp	176,695	(138)	(0.08)	17.18	(59	)bp

	At September 30, 2017
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$128,282	$(11,951)	(8.52)%	16.20%	33	bp
200bp	135,642	(4,591)	(3.27)	16.48	61	bp
100bp	140,196	(37)	(0.03)	16.41	54	bp
Static	140,233	-	-	15.87	-	bp
(100)bp	132,724	(7,509)	(5.35)	14.66	(121	)bp

The previous table indicates that at September 30, 2018, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point increase and/or 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at September 30, 2018 comprised approximately 42.0% of the loan portfolio.

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

The Bank regularly adjusts its investments in liquid assets based upon its assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $42.3 million. Securities classified as available-for-sale, amounting to $184.4 million, at September 30, 2018, provide additional sources of liquidity. At September 30, 2018, we had the ability to borrow a total of approximately $192.8 million from the FHLB, of which $90.0 million was borrowed and outstanding. In addition, we had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at September 30, 2018. We also had a second federal funds line of credit facility with another financial institution from which we had the ability to borrow an additional $15 million. The Bank had no outstanding federal funds purchased under either facility at September 30, 2018.

At September 30, 2018, the Bank had $131.6 million in commitments to extend credit outstanding, excluding interest rate lock commitments for residential mortgage loans intended for sale in the secondary market that meet the definition of a derivative. Time deposits due within one year of September 30, 2018 totaled $170.3 million, or 70.4% of time deposits. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing time deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2019. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2018, the Company had liquid assets of $10.2 million on a stand-alone, unconsolidated basis.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2018, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement.”

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

For the year ended September 30, 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)	Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed First Savings Financial Group, Inc.’s system of internal control over financial reporting as of September 30, 2018, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that, as of September 30, 2018, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework”.

(c)	Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits
	No.	Description

	3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
	3.2	Articles of Amendment to the Articles of Incorporation for the Series A Preferred Stock (2)
	3.3	Bylaws of First Savings Financial Group, Inc. (1)
	4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
	10.1	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Larry W. Myers, dated October 7, 2009* (3)
	10.2	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and John P. Lawson, Jr., dated October 7, 2009* (3)
	10.3	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Anthony A. Schoen, dated October 7, 2009* (3)
	10.4	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (4)
	10.5	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (4)
	10.6	Agreement and Plan of Reorganization dated July 21, 2017 (2)
	10.7	Amended and Restated Director Deferred Compensation Agreement* (1)
	10.8	Subordinated Note Purchase Agreement dated September 20, 2018 (5)
	21.0	Subsidiaries of the Registrant
	23.0	Consent of Monroe Shine & Co., Inc.
	31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
	32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
	101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-151636), as amended, initially filed with the Securities and Exchange Commission on June 13, 2008.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2011.
(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.
(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2018.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.	FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 14, 2018	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer	December 14, 2018
Larry W. Myers	and Director
(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	December 14, 2018
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John P. Lawson, Jr.	Chief Operating Officer and Director	December 14, 2018
John P. Lawson, Jr.

/s/ Samuel E. Eckart	Director	December 14, 2018
Samuel E. Eckart

/s/ Cecile A. Blau	Director	December 14, 2018
Cecile A. Blau

/s/ Martin A. Padgett	Director	December 14, 2018
Martin A. Padgett

/s/ Michael F. Ludden	Director	December 14, 2018
Michael F. Ludden

/s/ Douglas A. York	Director	December 14, 2018
Douglas A. York

/s/ L. Chris Fordyce	Director	December 14, 2018
L. Chris Fordyce

/s/ Frank N. Czeschin	Director	December 14, 2018
Frank N. Czeschin

/s/ John E. Colin	Director	December 14, 2018
John E. Colin

/s/ Pamela Bennett-Martin	Director	December 14, 2018
Pamela Bennett-Martin

FIRST SAVINGS FINANCIAL GROUP, INC.

CLARKSVILLE, INDIANA

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED

SEPTEMBER 30, 2018, 2017 AND 2016

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

Management assessed First Savings Financial Group, Inc.’s system of internal control over financial reporting as of September 30, 2018, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of September 30, 2018, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework.”

Monroe Shine & Co., Inc., independent registered public accounting firm, has issued an audit report dated December 14, 2018 on the effectiveness of the Company’s internal control over financial reporting.

/s/ Larry W. Myers	/s/ Anthony A. Schoen
Larry W. Myers	Anthony A. Schoen
President and	Chief Financial Officer
Chief Executive Officer

December 14, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Savings Financial Group, Inc.

Clarksville, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Savings Financial Group, Inc. (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

We have served as the Company’s, or its predecessors’, auditor consecutively since at least 1968.

New Albany, Indiana
December 14, 2018

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2018 AND 2017

(In thousands, except share and per share data)	2018	2017

ASSETS
Cash and due from banks	$14,191	$11,017
Interest-bearing deposits with banks	28,083	23,242
Total cash and cash equivalents	42,274	34,259

Interest-bearing time deposits	2,501	2,435
Trading account securities, at fair value	-	7,175
Securities available for sale, at fair value	184,373	178,099
Securities held to maturity	2,607	2,878

Loans held for sale, residential mortgage ($9,952 at fair value in 2018)	10,466	727
Loans held for sale, Small Business Administration	21,659	24,908
Loans, net of allowance for loan losses of $9,323 and $8,092	704,271	586,456

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	9,621	6,936
Premises and equipment	13,013	11,270
Other real estate owned, held for sale	103	852
Accrued interest receivable:
Loans	2,687	1,907
Securities	1,600	1,491
Cash surrender value of life insurance	19,966	18,297
Goodwill	9,848	7,936
Core deposit intangibles	1,727	693
Other assets	7,690	4,814

Total Assets	$1,034,406	$891,133

LIABILITIES
Deposits:
Noninterest-bearing	$167,705	$96,283
Interest-bearing	643,407	573,099
Total deposits	811,112	669,382

Repurchase agreements	1,352	1,348
Borrowings from Federal Home Loan Bank	90,000	118,065
Other borrowings	19,661	-
Accrued interest payable	743	283
Advance payments by borrowers for taxes and insurance	1,218	1,212
Accrued expenses and other liabilities	10,075	7,728
Total Liabilities	934,161	798,018

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,560,907 shares (2,559,307 at September 30, 2017); outstanding 2,292,021 shares (2,242,454 shares at September 30, 2017)	26	25
Additional paid-in capital	27,630	27,798
Retained earnings - substantially restricted	76,523	67,583
Accumulated other comprehensive income	382	4,158
Unearned stock compensation	(479)	(571)
Less treasury stock, at cost - 268,886 shares (316,853 shares at September 30, 2017)	(5,269)	(5,878)
Total First Savings Financial Group, Inc. Stockholders' Equity	98,813	93,115

Noncontrolling interests in subsidiary	1,432	-
Total Equity	100,245	93,115

Total Liabilities and Equity	$1,034,406	$891,133

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2018, 2017 AND 2016

(In thousands, except share and per share data)	2018	2017	2016

INTEREST INCOME
Loans, including fees	$34,057	$27,093	$22,876
Securities:
Taxable	3,650	3,315	3,691
Tax-exempt	3,551	3,012	2,470
Dividend income	465	313	310
Interest-bearing deposits with banks	436	184	109
Total interest income	42,159	33,917	29,456

INTEREST EXPENSE
Deposits	4,279	2,762	2,490
Federal funds purchased	-	23	1
Repurchase agreements	3	3	3
Borrowings from Federal Home Loan Bank	2,022	1,669	1,512
Other borrowings	33	-	161
Total interest expense	6,337	4,457	4,167

Net interest income	35,822	29,460	25,289
Provision for loan losses	1,353	1,301	637

Net interest income after provision for loan losses	34,469	28,159	24,652

NONINTEREST INCOME
Service charges on deposit accounts	1,731	1,355	1,221
ATM and interchange fees	1,580	1,348	1,073
Net gain on sales of available for sale securities	99	30	-
Other than temporary impairment loss on securities	(95)	-	-
Net gain on trading account securities	43	200	748
Net gain on sales of loans, Small Business Administration	5,493	4,204	715
Mortgage banking income	2,318	530	430
Increase in cash surrender value of life insurance	430	433	448
Gain on life insurance	-	189	-
Commission income	550	379	369
Real estate lease income	5	-	489
Net gain on sale of premises and equipment	25	38	168
Net gain on sale of real estate development	-	-	1,862
Income (loss) on tax credit investment	585	(226)	(4,236)
Other income	531	145	85
Total noninterest income	13,295	8,625	3,372

NONINTEREST EXPENSE
Compensation and benefits	19,730	15,089	12,858
Occupancy and equipment	3,629	2,788	2,698
Data processing	2,425	1,357	1,587
Advertising	808	538	545
Professional fees	1,786	1,527	1,259
FDIC insurance premiums	580	490	502
Net (gain) loss on other real estate owned	(160)	(113)	28
Other operating expenses	4,208	3,275	2,958
Total noninterest expense	33,006	24,951	22,435
Income before income taxes	14,758	11,833	5,589
Income tax expense (benefit)	2,422	2,520	(2,322)
Net Income	12,336	9,313	7,911
Less: net income attributable to noncontrolling interests	1,434	-	-
Net Income Attributable to First Savings Financial Group, Inc.	$10,902	$9,313	$7,911

Preferred stock dividends declared	-	-	62
Net Income Available to Common Shareholders	$10,902	$9,313	$7,849

Net income per share:
Basic	$4.83	$4.20	$3.57
Diluted	$4.60	$3.97	$3.41

Weighted average shares outstanding:
Basic	2,258,020	2,219,088	2,200,258
Diluted	2,372,554	2,346,008	2,303,628

Dividends per share	$0.59	$0.55	$0.51

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED SEPTEMBER 30, 2018, 2017 AND 2016

(In thousands)	2018	2017	2016

Net Income	$12,336	$9,313	$7,911

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(5,649)	(2,743)	2,631
Income tax benefit (expense)	1,257	977	(897)
Net of tax amount	(4,392)	(1,766)	1,734

Less: reclassification adjustment for realized gains included in net income	(99)	(30)	-
Income tax expense	26	10	-
Net of tax amount	(73)	(20)	-

Less: reclassification adjustment for other-than-temporary impairment loss on securities included in net income	95	-	-
Income tax benefit	(25)	-	-
Net of tax amount	70	-	-

Other Comprehensive Income (Loss)	(4,395)	(1,786)	1,734

Comprehensive Income	7,941	7,527	9,645
Less: comprehensive income attributable to noncontrolling interests	1,434	-	-

Comprehensive Income Attributable to First Savings Financial Group, Inc.	$6,507	$7,527	$9,645

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2018, 2017 AND 2016

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Compensation	Treasury Stock	Noncontrolling Interests in Subsidiary	Total

Balances at October 1, 2015	$25	$43,916	$52,760	$4,210	$(197)	$(6,357)	$-	$94,357

Net income	-	-	7,911	-	-	-	-	7,911

Other comprehensive income	-	-	-	1,734	-	-	-	1,734

Preferred stock dividends	-	-	(62)	-	-	-	-	(62)

Common stock dividends - $0.51 per share	-	-	(1,110)	-	-	-	-	(1,110)

Shares released by ESOP trust	-	504	-	-	197	-	-	701

Stock option exercises - 26,210 shares	-	(118)	-	-	-	466	-	348

Redemption of preferred stock - 17,120 shares	-	(17,120)	-	-	-	-	-	(17,120)

Purchase 4,933 treasury shares	-	-	-	-	-	(179)	-	(179)

Balances at September 30, 2016	$25	$27,182	$59,499	$5,944	$-	$(6,070)	$-	$86,580

Net income	-	-	9,313	-	-	-	-	9,313

Other comprehensive loss	-	-	-	(1,786)	-	-	-	(1,786)

Common stock dividends ($0.55 per share)	-	-	(1,229)	-	-	-	-	(1,229)

Restricted stock grants - 17,265 shares	-	692	-	-	(692)	-	-	-

Stock compensation expense	-	55	-	-	121	-	-	176

Stock option exercises - 26,858 shares	-	(131)	-	-	-	486	-	355

Purchase of 6,456 treasury shares	-	-	-	-	-	(294)	-	(294)

Balances at September 30, 2017	$25	$27,798	$67,583	$4,158	$(571)	$(5,878)	$-	$93,115

Net income	-	-	10,902	-	-	-	1,434	12,336

Other comprehensive loss	-	-	-	(4,395)	-	-	-	(4,395)

Reclassification from AOCI to retained earnings for change in federal tax rate	-	-	(619)	619	-	-	-	-

Common stock dividends - $0.59 per share	-	-	(1,343)	-	-	-	-	(1,343)

Distributions to noncontrolling interests	-	-	-	-	-	-	(2)	(2)

Restricted stock grants, net of forfeitures - 1,000 shares	1	56	-	-	(57)	-	-	-

Stock compensation expense	-	68	-	-	149	-	-	217

Stock option exercises - 55,296 shares	-	(292)	-	-	-	1,042	-	750

Purchase of 6,729 treasury shares	-	-	-	-	-	(433)	-	(433)

Balances at September 30, 2018	$26	$27,630	$76,523	$382	$(479)	$(5,269)	$1,432	$100,245

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2018, 2017 AND 2016

(In thousands)	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,336	$9,313	$7,911
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,353	1,301	637
Depreciation and amortization	1,373	1,164	1,461
Amortization of premiums and accretion of discounts on securities, net	235	702	553
(Increase) decrease in trading account securities	7,175	2,080	(211)
Amortization and accretion of fair value adjustments on loans, net	(517)	(10)	171
Loans originated for sale	(115,065)	(89,738)	(27,572)
Proceeds on sales of loans	115,980	75,638	28,797
Net realized and unrealized gain on loans held for sale	(7,080)	(4,734)	(1,145)
Net realized and unrealized gain on other real estate owned	(215)	(170)	(49)
Net gain on sales of available for sale securities	(99)	(30)	-
Other than temporary impairment loss on securities	95	-	-
Gain on life insurance	-	(189)	-
Increase in cash surrender value of life insurance	(430)	(433)	(448)
Net gain on sale of premises, equipment and real estate development	(25)	(38)	(2,030)
(Income) loss on tax credit investment	(585)	226	4,236
Deferred income taxes	235	1,836	(2,431)
Stock compensation expense	217	176	628
Increase in accrued interest receivable	(562)	(592)	(151)
Increase in accrued interest payable	459	88	9
Change in other assets and liabilities, net	3,085	1,181	(1,001)
Net Cash Provided By (Used In) Operating Activities	17,965	(2,229)	9,365

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(980)	(455)	(245)
Proceeds from sales and maturities of interest-bearing time deposits	4,734	1,120	245
Purchase of securities available for sale	(50,020)	(32,005)	(15,659)
Proceeds from sales of securities available for sale	58,116	4,255	-
Proceeds from maturities of securities available for sale	2,625	3,665	6,725
Proceeds from maturities of securities held to maturity	227	208	1,381
Principal collected on securities	16,875	17,103	14,894
Net increase in loans	(85,798)	(71,583)	(52,721)
Proceeds from redemption of Federal Reserve Bank stock	21	-	-
Purchase of Federal Home Loan Bank stock	(2,562)	-	(216)
Proceeds from life insurance	540	-	1,564
Investment in historic tax credit entity	-	(344)	(3,285)
Proceeds from sale of other real estate owned	606	208	472
Purchase of premises, equipment and real estate development	(1,594)	(426)	(353)
Proceeds from sales of premises, equipment and real estate development	51	19	1,866
Net cash received in the acquisition of Dearmin Bancorp and FNBO	6,667	-	-
Net Cash Used In Investing Activities	(50,492)	(78,235)	(45,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	49,965	89,915	46,170
Net increase in repurchase agreements	4	3	3
Increase (decrease) in Federal Home Loan Bank line of credit	(18,065)	(3,568)	6,766
Proceeds from Federal Home Loan Bank advances	224,500	15,000	35,000
Repayment of Federal Home Loan Bank advances	(234,500)	(15,000)	(25,000)
Net proceeds from subordinated note	19,661	-	-
Repayment of other long-term debt	-	-	(4,632)
Net increase in advance payments by
borrowers for taxes and insurance	6	198	131
Redemption of preferred stock	-	-	(17,120)
Proceeds from exercise of stock options	362	62	169
Treasury shares purchased with cash	(46)	-	-
Dividends paid on preferred stock	-	-	(62)
Dividends paid on common stock	(1,343)	(1,229)	(1,110)
Distributions to noncontrolling interests	(2)	-	-
Net Cash Provided By Financing Activities	40,542	85,381	40,315

Net Increase in Cash and Cash Equivalents	8,015	4,917	4,348

Cash and cash equivalents at beginning of year	34,259	29,342	24,994

Cash and Cash Equivalents at End of Year	$42,274	$34,259	$29,342

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Savings Financial Group, Inc. (the “Company”) is a financial holding company and the parent of First Savings Bank (the “Bank”) and First Savings Insurance Risk Management, Inc. (the “Captive”).

The Bank, which is a wholly-owned Indiana-chartered commercial bank subsidiary of the Company, provides a variety of banking services to individuals and business customers through 16 locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate residential mortgage, commercial mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities and other securities. The Bank has two wholly owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio and Southern Indiana Financial Corporation, which is currently inactive.

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

On April 25, 2017, the Bank formed Q2 Business Capital, LLC (“Q2”), which is an Indiana limited liability company that specializes in the origination and servicing of U.S. Small Business Administration (“SBA”) loans. The Bank owns 51% of Q2 with the option to purchase the minority interest between July 1, 2020 and September 30, 2020. In accordance with Q2’s operating agreement, the Bank was allocated the first $1.7 million of cumulative net income of Q2 with any additional profits and losses allocated 51% to the Bank and 49% to Q2’s minority members.

The Captive, which is a wholly-owned insurance subsidiary of the Company, is a Nevada corporation that provides property and casualty insurance to the Company, the Bank and the Bank’s active subsidiaries. In addition, the Captive provides reinsurance to 11 other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.

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

SEPTEMBER 30, 2018, 2017 AND 2016

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate and other assets acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and the valuation of other real estate owned, management obtains independent appraisals for significant properties.

A substantial portion of the Bank’s loan portfolio consists of single-family residential and commercial real estate loans to customers in the southern Indiana and Louisville, Kentucky metropolitan area. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and other real estate owned, further reductions in the carrying amounts of loans and other real estate owned may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and other real estate owned. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible the estimated losses on loans and other real estate owned may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

Securities Available for Sale: Securities available for sale consist primarily of municipal obligations, mortgage-backed securities and collateralized mortgage obligations (“CMOs”), and are stated at fair value. The Company holds municipal bonds issued by municipal governments within the U.S.; mortgage-backed securities and CMOs issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), government-sponsored enterprises; debt securities issued by government-sponsored enterprises; and privately-issued CMOs and asset-backed securities (“ABSs”). The Company also holds pass-through asset-backed securities guaranteed by the SBA representing participating interests in pools of long-term debentures issued by state and local development companies certified by the SBA. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. CMOs and ABSs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

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

Investments in non-marketable equity securities such as Federal Reserve Bank (“FRB”) stock and Federal Home Loan Bank of Indianapolis (“FHLB”) stock are carried at cost and are classified as restricted securities. Both cash and stock dividends received from these investments are included in dividend income. Impairment testing on these investments is based on applicable accounting guidance and the cost basis is reduced when impairment is deemed to be other-than-temporary.

Loans Held for Sale

Prior to July 1, 2018, residential mortgage loans originated and intended for sale in the secondary market were carried at the lower of aggregate cost or market value. Aggregate market value was determined based on the quoted prices under a “best efforts” sales agreement with a third party. Effective July 1, 2018, the Company elected to record residential mortgage loans held for sale at fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10. Net unrealized gains and losses are included in mortgage banking income in the accompanying consolidated statements of income. Realized gains on sales of residential mortgage loans are determined using the specific identification method and are included in mortgage banking income. Residential mortgage loans are sold with servicing released.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(1 - continued)

Loans Held for Sale - continued

The Bank originates loans to customers under the SBA 7(a) and other programs that generally provide for SBA guarantees of 75% to 90% of each loan. The Bank intends to sell the guaranteed portion of the SBA loans. The guaranteed portion of the SBA loans was classified as loans held for sale at September 30, 2018 and 2017. At September 30, 2018 and 2017, SBA loans held for sale totaling $21.7 million and $24.9 million, respectively, were carried at the lower of aggregate cost or fair value. Realized gains and losses on sales of SBA loans held for sale are determined based on the allocation of participating interests sold and retained and are included in net gain on sales of SBA loans in the accompanying consolidated statements of income. Direct loan origination costs and fees related to SBA loans held for sale are deferred upon origination and are recognized as an adjustment to the gain or loss on the date of sale. SBA loans held for sale are sold on a servicing retained basis.

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

The Company sells financial assets in the normal course of business, the majority of which are related to the SBA-guaranteed portion of loans, residential mortgage loan sales through established programs, and commercial loan sales through participation agreements. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, the Company's continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses.

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

SEPTEMBER 30, 2018, 2017 AND 2016

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

SEPTEMBER 30, 2018, 2017 AND 2016

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

The general component covers loans not considered to be impaired. Such loans are pooled by segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 60-month period. Prior to 2017, management used a 36-month historical loss period as the basis for its allowance for loan losses methodology. However, based on the Company’s loss history and changes in the loan portfolio, management determined that a 60-month historical loss history was appropriate and updated its methodology in 2017.

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

SEPTEMBER 30, 2018, 2017 AND 2016

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

Other than the change from a 36-month historical loss period to a 60-month historical loss period in 2017 discussed above, there were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended September 30, 2018, 2017, and 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

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

SEPTEMBER 30, 2018, 2017 AND 2016

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

Other Real Estate Owned

Other real estate owned includes formally foreclosed property, property obtained via a deed in lieu of foreclosure and former banking facilities held for sale. At the time of foreclosure, foreclosed real estate is recorded at its fair value less estimated costs to sell, which becomes the property’s new cost basis. Any write-downs based on the property’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure or the decision to classify property as held for sale, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value, less estimated costs to sell. Costs incurred in maintaining other real estate owned and subsequent impairment adjustments to the carrying amount of a property, if any, are included in noninterest expense.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(1 - continued)

Derivative Financial Instruments

In connection with the origination of residential mortgage loans to be sold in the secondary market, the Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitment). The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days. The Company also enters into forward mortgage loan commitments to sell to various investors to protect itself against exposure to various factors and to reduce sensitivity to interest rate movements. Both the interest rate lock commitments and the related forward mortgage loan sales contracts are considered derivatives and are recorded on the balance sheet at fair value in accordance with FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in mortgage banking income in the accompanying consolidated statements of income. All such derivatives are considered stand-alone derivatives and have not been formally designated as hedges by management.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

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

Comprehensive Income

Comprehensive income consists of reported net income and other comprehensive income. Other comprehensive income, recognized as a separate component of equity, includes the change in unrealized gains and losses on securities available for sale. Amounts reclassified out of unrealized gains or losses on securities available for sale included in accumulated other comprehensive income or loss are included in the net gain on sales of available for sale securities and other than temporary impairment loss on securities line items in the consolidated statements of income.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new leases standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Management is evaluating the new guidance and expects to report increased assets and liabilities as a result of recording right-of-use assets and lease liabilities. However, based on current lease obligations, the adoption is expected to increase the Company’s consolidated balance sheets by less than 5% and not have a material impact on the Company’s or the Bank’s regulatory capital ratios.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(1 - continued)

Recent Accounting Pronouncements – continued

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and adds certain disclosure requirements for fair value measurements. Among other changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in the update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(2)	ACQUISITION OF DEARMIN BANCORP AND THE FIRST NATIONAL BANK OF ODON

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

Pursuant to the terms of the merger agreement, FNBO stockholders received $265.00 in cash for each share of FNBO common stock for total cash consideration of $10.6 million. Under the acquisition method of accounting, the purchase price is assigned to the assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. In accounting for the acquisition, the excess of cost over the fair value of the acquired net assets of $1.9 million has been recorded as goodwill. Transaction and integration costs related to the acquisition totaling $1.3 million and $166,000 were expensed as incurred during the years ended September 30, 2018 and 2017, respectively.

During the quarter ended September 30, 2018, management finalized its valuation of certain assets acquired and liabilities assumed in the merger with FNBO, resulting in adjustments to goodwill, core deposit intangible, other assets and net deferred tax liabilities from amounts previously reported. As a result of these adjustments, goodwill and other assets increased $337,000 and $231,000, respectively, while core deposit intangible and net deferred tax liabilities decreased $596,000 and $28,000, respectively, from the amounts previously reported.

Following is a condensed balance sheet providing the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(In thousands)

Cash and due from banks	$1,310
Interest-bearing deposits with banks	15,957
Interest-bearing time deposits with banks	3,817
Investment securities	39,978
Loans, net	34,467
Premises and equipment	1,125
Goodwill arising in the acquisition	1,912
Core deposit intangible	1,487
Other assets	2,890
Total assets acquired	102,943

Deposit accounts	91,765
Net deferred tax liabilities	205
Other liabilities	373
Total liabilities assumed	92,343

Total consideration	$10,600

In accounting for the acquisition, $1.5 million was assigned to a core deposit intangible which is amortized over a weighted-average estimated economic life of 9.1 years. It is not anticipated that the core deposit intangible will have a significant residual value. No amount of the goodwill or core deposit intangible arising in the acquisition is deductible for income tax purposes.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(2 - continued)

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. On the acquisition date, no loans were identified with evidence of deterioration of credit quality since origination. Loans acquired not subject to ASC 310-30 included non-impaired loans with a fair value of $34.5 million and gross contractual amounts receivable of $41.5 million at the date of acquisition.

The following table presents unaudited pro forma information for the years ended September 30, 2018, 2017 and 2016 assuming that the acquisition was consummated on October 1, 2015:

(In thousands, except per share data)	2018	2017	2016

Net interest income	$36,777	$32,309	$28,062

Net income	$13,149	$10,142	$7,472

Net income attributable to First Savings Financial Group, Inc.	$11,715	$10,142	$7,472

Net income available to common shareholders	$11,715	$10,142	$7,472

Basic earnings per share	$5.19	$4.57	$3.40

Diluted earnings per share	$4.94	$4.32	$3.24

In addition to combining the historical results of operations, the pro forma calculations consider the purchase accounting adjustments and nonrecurring charges directly related to the acquisition and the related tax effects. The pro forma information for the years ended September 30, 2018 and 2017 was adjusted to exclude $1.3 million and $166,000 of acquisition-related costs incurred during the years and the pro forma information for the year ended September 30, 2016 was adjusted to include those costs. The pro forma calculations do not include any anticipated cost savings as a result of the acquisition. The pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results of operations that would have occurred had the FNBO acquisition actually been consummated on October 1, 2015, or results that may occur in the future.

(3)	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but are interest-bearing. The average amount of those reserve balances was approximately $17.4 million, $12.9 million, and $10.3 million for the years ended September 30, 2018, 2017, and 2016, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(4)	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.

Trading Account Securities

Prior to June 30, 2018, the Company invested in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account was managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. Trading account securities recorded at fair value totaled $7.2 million at September 30, 2017. The trading account portfolio was liquidated in June 2018.

The following is a summary of the reported net gains on trading account securities for the years ended September 30, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016

Net realized gain on sales	$43	$229	$795
Net unrealized loss on securities held as of the balance sheet date	-	(29)	(47)
Net gain on trading account securities	$43	$200	$748

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

September 30, 2018:
Securities available for sale:

Agency mortgage-backed	$31,686	$90	$646	$31,130
Agency CMO	10,754	-	313	10,441
Privately-issued CMO	1,434	148	3	1,579
Privately-issued ABS	1,538	346	-	1,884
SBA certificates	1,305	53	7	1,351
Municipal bonds	137,144	2,189	1,345	137,988

Total securities available for sale	$183,861	$2,826	$2,314	$184,373

Securities held to maturity:

Agency mortgage-backed	$134	$8	$-	$142
Municipal bonds	2,473	281	-	2,754

Total securities held to maturity	$2,607	$289	$-	$2,896

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(4 – continued)

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

The amortized cost and fair value of available for sale and held to maturity debt securities as of September 30, 2018 by contractual maturity are shown below. Expected maturities of mortgage and other asset-backed securities may differ from contractual maturities because the mortgages and other assets underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$5,888	$5,956	$240	$266
Due after one year through five years	15,975	16,299	1,003	1,116
Due after five years through ten years	27,145	27,574	902	1,009
Due after ten years	88,136	88,159	328	363
CMO	12,188	12,020	-	-
ABS	1,538	1,884	-	-
SBA certificates	1,305	1,351	-	-
Mortgage-backed securities	31,686	31,130	134	142

	$183,861	$184,373	$2,607	$2,896

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(4 – continued)

Information pertaining to securities with gross unrealized losses at September 30, 2018 and 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

(Dollars in thousands)	Number of Investment Positions	Fair Value	Gross Unrealized Losses

September 30, 2018:
Securities available for sale:
Continuous loss position less than twelve months:

Agency mortgage-backed	15	$14,814	$313
Agency CMO	4	2,560	54
Municipal bonds	93	44,162	944

Total less than twelve months	112	61,536	1,311

Continuous loss position more than twelve months:

Agency mortgage-backed	11	9,283	333
Agency CMO	9	7,881	259
Privately-issued CMO	1	37	3
SBA certificates	1	617	7
Municipal bonds	8	6,106	401

Total more than twelve months	30	23,924	1,003

Total securities available for sale	142	$85,460	$2,314

September 30, 2017:
Securities available for sale:
Continuous loss position less than twelve months:

Agency mortgage-backed	12	$13,332	$85
Agency CMO	9	9,062	52
Privately-issued ABS	2	113	28
Municipal bonds	9	6,522	157

Total less than twelve months	32	29,029	322

Continuous loss position more than twelve months:

Agency CMO	3	2,605	14
SBA certificates	1	912	1
Municipal bonds	1	513	19

Total more than twelve months	5	4,030	34

Total securities available for sale	37	$33,059	$356

At September 30, 2018 and 2017, the Company did not have any securities held to maturity with an unrealized loss.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(4 – continued)

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

The total available for sale debt securities in loss positions at September 30, 2018, which consisted of U.S. government agency mortgaged-backed, agency CMOs, privately-issued CMOs, SBA certificates, and municipal bonds, had depreciated approximately 2.64% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 2.76% and a weighted-average coupon rate of 3.11% at September 30, 2018. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At September 30, 2018, the Company held 14 privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate carrying value of $1.3 million and fair value of $1.6 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(4 – continued)

At September 30, 2018, one privately-issued CMO in a loss position had depreciated approximately 7.50% from the Company’s carrying value and includes securities collateralized by residential mortgage loans and residential home equity lines of credit. This security had a fair value of $37,000 and an unrealized loss of $3,000 at September 30, 2018 and was rated below investment grade by a nationally recognized statistical rating organization (“NRSRO”). Based on the independent third party analysis of the expected cash flows, management has determined that the decline in value for this security is temporary and, as a result, no other-than-temporary impairment is required to be recognized on the remaining privately-issued CMO and ABS portfolios. While the Company does not anticipate additional credit-related impairment losses at September 30, 2018, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require additional credit-related impairment charges.

During the fiscal year ended September 30, 2018, the Company recognized an other-than-temporary write-down charge to earnings of $95,000 representing the total amortized cost of a privately-issued CMO. The security was determined to be other-than-temporarily impaired and the Company does not anticipate recovering its investment in the security.

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

The following is a summary of the reported gross gains and losses on sales of available for sale securities for the years ended September 30, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016

Gross realized gains on sales	$119	$96	$-
Gross realized losses on sales	(20)	(66)	-
Net realized gain on sales of available for sale securities	$99	$30	$-

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at September 30, 2018 and 2017, and may be pledged to secure federal funds borrowings (see Notes 12, 13 and 14).

At September 30, 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S government and its agencies, with an aggregate book value greater than 10% of the Company’s consolidated stockholders’ equity.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2018 and 2017 consisted of the following:

(In thousands)	2018	2017

Real estate mortgage:
1-4 family residential	$195,274	$171,863
Commercial	343,498	273,106
Multifamily residential	28,814	21,121
Residential construction	19,527	15,088
Commercial construction	8,669	18,385
Land and land development	10,504	9,733
Commercial business	67,786	52,724

Consumer:
Home equity	24,635	22,939
Auto	11,720	7,057
Other consumer	2,918	2,323
Total loans	713,345	594,339

Deferred loan origination fees and costs, net	249	209
Allowance for loan losses	(9,323)	(8,092)

Loans, net	$704,271	$586,456

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

The following is a summary of activity for related party loans for the years ended September 30, 2018 and 2017:

(In thousands)	2018	2017

Beginning balance	$10,299	$10,646
New loans and advances	2,521	2,049
Repayments	(4,515)	(2,204)
Reclassifications due to officer and director changes	(74)	(192)

Ending balance	$8,231	$10,299

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(5 – continued)

The following table provides the components of the recorded investment in loans as of September 30, 2018:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$195,274	$343,498	$28,814	$28,196	$10,504	$67,786	$39,273	$713,345

Accrued interest receivable	589	1,403	81	156	24	365	69	2,687

Net deferred loan origination fees and costs	(62)	104	(30)	(5)	(4)	275	(29)	249

Recorded investment in loans	$195,801	$345,005	$28,865	$28,347	$10,524	$68,426	$39,313	$716,281

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$5,107	$7,719	$-	$-	$27	$231	$243	$13,327

Collectively evaluated for impairment	190,694	337,286	28,865	28,347	10,497	68,195	39,070	702,954

Recorded investment in loans	$195,801	$345,005	$28,865	$28,347	$10,524	$68,426	$39,313	$716,281

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(5 – continued)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2018 and 2017:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
2018:
Individually evaluated for impairment	$7	$492	$-	$-	$-	$-	$12	$511

Collectively evaluated for impairment	267	6,333	195	580	210	1,041	186	8,812

Ending balance	$274	$6,825	$195	$580	$210	$1,041	$198	$9,323

2017:
Individually evaluated for impairment	$2	$-	$-	$-	$-	$-	$21	$23

Collectively evaluated for impairment	250	5,739	106	810	223	839	102	8,069

Ending balance	$252	$5,739	$106	$810	$223	$839	$123	$8,092

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(5 – continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended September 30, 2018, 2017, and 2016:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
2018:
Beginning balance	$252	$5,739	$106	$810	$223	$839	$123	$8,092
Provisions	14	1,086	89	(230)	(13)	190	217	1,353
Charge-offs	(98)	-	-	-	-	-	(223)	(321)
Recoveries	106	-	-	-	-	12	81	199
Ending balance	$274	$6,825	$195	$580	$210	$1,041	$198	$9,323

2017:
Beginning balance	$335	$5,160	$109	$845	$295	$284	$94	$7,122
Provisions	15	569	(3)	(35)	(72)	738	89	1,301
Charge-offs	(169)	-	-	-	-	(200)	(116)	(485)
Recoveries	71	10	-	-	-	17	56	154
Ending balance	$252	$5,739	$106	$810	$223	$839	$123	$8,092

2016:
Beginning balance	$444	$4,327	$156	$551	$369	$678	$99	$6,624
Provisions	(17)	833	(47)	294	(74)	(385)	33	637
Charge-offs	(207)	-	-	-	-	(10)	(108)	(325)
Recoveries	115	-	-	-	-	1	70	186
Ending balance	$335	$5,160	$109	$845	$295	$284	$94	$7,122

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(5 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2018. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended September 30, 2018.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$4,833	$5,285	$-	$5,082	$142
Commercial real estate	6,568	6,715	-	6,694	312
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	27	28	-	29	-
Commercial business	231	241	-	316	13
Consumer	122	123	-	120	4

	$11,781	$12,392	$-	$12,241	$471

Loans with an allowance recorded:
Residential real estate	$274	$282	$7	$315	$-
Commercial real estate	1,151	1,293	492	256	-
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	121	128	12	137	-

	$1,546	$1,703	$511	$708	$-

Total:
Residential real estate	$5,107	$5,567	$7	$5,397	$142
Commercial real estate	7,719	8,008	492	6,950	312
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	27	28	-	29	-
Commercial business	231	241	-	316	13
Consumer	243	251	12	257	4

	$13,327	$14,095	$511	$12,949	$471

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

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

SEPTEMBER 30, 2018, 2017 AND 2016

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(5 – continued)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2018 and 2017:

	At September 30, 2018			At September 30, 2017
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,711	$91	$2,802	$2,358	$83	$2,441
Commercial real estate	1,284	-	1,284	1,253	-	1,253
Multifamily	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Land and land development	27	-	27	30	-	30
Commercial business	-	-	-	81	-	81
Consumer	160	-	160	101	10	111

Total	$4,182	$91	$4,273	$3,823	$93	$3,916

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(5 – continued)

The following table presents the aging of the recorded investment in past due loans at September 30, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,088	$649	$1,202	$3,939	$191,862	$195,801
Commercial real estate	696	-	210	906	344,099	345,005
Multifamily	-	-	-	-	28,865	28,865
Construction	-	-	-	-	28,347	28,347
Land and land development	-	27	-	27	10,497	10,524
Commercial business	7	-	-	7	68,419	68,426
Consumer	43	37	32	112	39,201	39,313

Total	$2,834	$713	$1,444	$4,991	$711,290	$716,281

The following table presents the aging of the recorded investment in past due loans at September 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,288	$1,255	$1,540	$5,083	$167,323	$172,406
Commercial real estate	-	-	-	-	274,061	274,061
Multifamily	176	-	-	176	20,967	21,143
Construction	-	-	-	-	33,593	33,593
Land and land development	48	-	30	78	9,688	9,766
Commercial business	201	-	-	201	52,928	53,129
Consumer	29	11	10	50	32,307	32,357

Total	$2,742	$1,266	$1,580	$5,588	$590,867	$596,455

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)
September 30, 2018:
Pass	$190,647	$338,256	$28,365	$28,347	$10,207	$66,162	$39,246	$701,230
Special Mention	19	-	-	-	290	-	-	309
Substandard	5,061	6,749	500	-	27	2,264	67	14,668
Doubtful	74	-	-	-	-	-	-	74
Loss	-	-	-	-	-	-	-	-

Total	$195,801	$345,005	$28,865	$28,347	$10,524	$68,426	$39,313	$716,281

September 30, 2017:
Pass	$165,192	$268,481	$20,299	$33,500	$9,736	$52,398	$32,172	$581,778
Special Mention	895	1,982	844	93	-	641	53	4,508
Substandard	6,152	3,598	-	-	30	90	111	9,981
Doubtful	167	-	-	-	-	-	21	188
Loss	-	-	-	-	-	-	-	-

Total	$172,406	$274,061	$21,143	$33,593	$9,766	$53,129	$32,357	$596,455

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(5 – continued)

Troubled Debt Restructurings

The following table summarizes TDRs by accrual status at September 30, 2018 and 2017. There was $5,000 of specific reserve included in the allowance for loan losses related to TDRs at September 30, 2018. There was no specific reserve included in the allowance for loan losses related to TDRs at September 30, 2017.

	Accruing	Nonaccrual	Total
	(In thousands)
September 30, 2018:
Residential real estate	$2,396	$21	$2,417
Commercial real estate	6,435	65	6,500
Commercial business	231	-	231
Consumer	83	-	83

Total	$9,145	$86	$9,231

September 30, 2017:
Residential real estate	$2,610	$25	$2,635
Commercial real estate	4,225	1,253	5,478
Commercial business	111	82	193
Consumer	95	-	95

Total	$7,041	$1,360	$8,401

The following table summarizes information in regard to TDRs that were restructured during the years ended September 30, 2018, 2017, and 2016.

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
		(Dollars in thousands)
September 30, 2018:
Residential real estate	1	$140	$120
Commercial real estate	1	1,674	1,674
Commercial business	1	170	170
Consumer	1	3	3

Total	4	$1,987	$1,967

September 30, 2017:
Residential real estate	2	$473	$474
Commercial real estate	1	233	233
Land and land development	1	31	32
Commercial business	1	103	103

Total	5	$840	$842

September 30, 2016:
Residential real estate	5	$181	$247
Commercial real estate	1	94	131
Commercial business	3	186	216

Total	9	$461	$594

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(5 – continued)

At September 30, 2018 and 2017, the Company had committed to lend $1,000 and $17,000, respectively, to customers with outstanding loans classified as TDRs.

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate, extension of the maturity date, deferral of the contractual principal and interest payments, and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

There were no principal charge-offs recorded as a result of TDRs during the years ended September 30, 2018, 2017 and 2016. Provisions for loan losses related to TDRs totaled $5,000 for the year ended September 30, 2018. There were no provisions for loan losses related to TDRs for the years ended September 30, 2017 and 2016. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the years ended September 30, 2018, 2017, and 2016, the Company did not have any TDRs that were modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure).

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

The aggregate fair value of loan servicing rights at September 30, 2018 and 2017 approximated its carrying value. A valuation model employed by an independent third party calculates the present value of future cash flows and is used to estimate fair value at the date of sale and on a quarterly basis for impairment analysis purposes. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the loan servicing rights at September 30, 2018 and 2017 were as follows:

Assumption	Range of Assumption (Weighted Average)
	2018	2017

Discount rate	10.84% to 23.22% (14.63%)	9.12% to 13.90% (11.66%)
Prepayment rate	4.32% to 14.43% (10.08%)	2.94% to 8.87% (6.63%)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(5 – continued)

The unpaid principal balance of SBA loans serviced for others was $120.6 million and $61.2 million at September 30, 2018 and 2017, respectively. An analysis of loan servicing fees on SBA loans for the years ended September 30, 2018, 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016

Late fees and ancillary fees earned	$17	$47	$37
Net servicing income (costs)	863	(9)	(59)
SBA net servicing fees (costs)	$880	$38	$(22)

Contractually specified late fees and ancillary fees earned on SBA loans are included in interest income on loans in the consolidated statements of income. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the years ended September 30, 2018, 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016

Balance as of October 1	$1,389	$310	$-
Servicing rights capitalized	1,565	1,188	345
Amortization	(372)	(109)	(35)
Change in valuation allowance	(177)	-	-
Balance as of September 30	$2,405	$1,389	$310

An analysis of the valuation allowance related to SBA loan servicing rights for the years ended September 30, 2018, 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016

Balance as of October 1	$-	$-	$-
Additions charged to earnings	177	-	-
Recoveries credited to earnings	-	-	-
Write-downs charged against allowance	-	-	-
Balance as of September 30	$177	$-	$-

Residential mortgage loans originated for sale in the secondary market continue to be sold with servicing released.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(6)	REAL ESTATE DEVELOPMENT AND CONSTRUCTION

The Company developed a parcel of land in New Albany, Indiana for retail purposes through the Bank’s former subsidiary, FFCC. The total cost of the development was $7.6 million, and the development costs were partially funded by a loan from another financial institution (see Note 15). On August 12, 2016, the Bank and FFCC executed a purchase and sale agreement for the sale of the development and property owned by the Bank to an unaffiliated third party. The sale closed on September 29, 2016. The net sales proceeds were $10.8 million, $8.8 million of which was allocated to the development owned by FFCC and $2.0 million of which was allocated to property owned by the Bank. The sale of the development resulted in a gain of $1.9 million recognized in noninterest income in the accompanying consolidated statements of income.

Depreciation expense recognized for real estate development and construction for the years ended September 30, 2018, 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016

Depreciation expense	$-	$-	$198

(7)	INVESTMENT IN HISTORIC TAX CREDIT ENTITY

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

The Bank’s investment in the historic tax credit entity is accounted for using the equity method of accounting. During the year ended September 30, 2018, the Bank recognized income related to distributions from the historic tax credit entity of $585,000. During the years ended September 30, 2017 and 2016, the Bank recognized impairment losses in noninterest income of $226,000 and $4.2 million, respectively, and recorded historic tax credits of $249,000 and $4.7 million, respectively, as an offset to income tax expense.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(8)	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at September 30, 2018 and 2017:

(In thousands)	2018	2017

Land and land improvements	$4,582	$4,413
Office buildings	10,592	9,381
Leasehold improvements	61	61
Furniture, fixtures and equipment	6,100	4,948
	21,335	18,803
Less: accumulated depreciation	(8,322)	(7,533)

Totals	$13,013	$11,270

Depreciation expense recognized for premises and equipment for the years ended September 30, 2018, 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016

Depreciation expense	$920	$820	$919

As discussed further in Note 6, the Bank sold property in conjunction with the sale of a real estate development owned by FFCC in September 2016. The Bank’s property sold in the transaction consisted of a retail branch operated by the Bank and other retail space leased to a third-party tenant. In accordance with the purchase and sale agreement, the Bank executed a lease agreement with the buyer to lease back the portion of the property consisting of the retail branch. The lease has an initial term of 10 years and may be extended for up to six consecutive five-year periods. The Bank is accounting for the leaseback as an operating lease. The total gain realized on the sale of the property was $471,000, with $307,000 attributable to the retail branch property operated by the Bank and $164,000 attributable to the other retail space. The gain on the other retail space has been recognized in noninterest income in the accompanying consolidated statements of income. The gain attributable to the retail branch property has been deferred and will be recognized in income in proportion to the rent charged over the term of the lease. At September 30, 2018 and 2017, the remaining deferred gain of $248,000 and $278,000, respectively, is included in other liabilities in the accompanying consolidated balance sheets. See Note 20 for additional information regarding the Company’s operating leases.

On July 20, 2018, the Company entered into a purchase agreement to acquire real estate in Jeffersonville, Indiana for a new corporate headquarters. The purchase price was $7.5 million and the purchase was consummated on October 1, 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(9)	OTHER REAL ESTATE OWNED

Other real estate owned asset activity was as follows for the years ended September 30, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016

Balance as of October 1	$852	$519	$618
Acquired from FNBO	31	-	-
Transfers from loans to other real estate owned	133	703	648
Direct write-downs	(63)	(28)	(100)
Sales	(827)	(337)	(621)
Other adjustments	(23)	(5)	(26)
Balance as of September 30	$103	$852	$519

At September 30, 2018 and 2017, the balance of other real estate owned included $103,000 and $310,000, respectively, of residential real estate properties where physical possession has been obtained. At September 30, 2018 and 2017, the recorded investment in consumer mortgage loans secured by residential real estate properties where formal foreclosure proceedings are in process was $1.3 million and $1.6 million, respectively.

Net (gain) loss on other real estate owned for the years ended September 30, 2018, 2017 and 2016 was as follows:

(In thousands)	2018	2017	2016

Net gain on sales	$(278)	$(198)	$(150)
Direct write-downs	63	28	100
Operating expenses, net of rental income	55	57	78
	$(160)	$(113)	$28

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(10)	GOODWILL AND OTHER INTANGIBLES

Goodwill and the core deposit intangibles acquired in the acquisitions of Community First Bank (“Community First”) on September 30, 2009, the First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”) branches on July 6, 2012, and Dearmin/FNBO on February 9, 2018, are evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill or the core deposit intangibles was recognized during 2018, 2017, and 2016.

The changes in the carrying amount of goodwill for the years ended September 30, 2018, 2017 and 2016 are summarized as follows:

(In thousands)	2018	2017	2016

Beginning balance	$7,936	$7,936	$7,936
Acquisition of Dearmin/FNBO	1,912	-	-
Ending balance	$9,848	$7,936	$7,936

The following is a summary of other intangible assets subject to amortization:

(In thousands)	2018	2017

Core deposit intangible acquired in Community First acquisition	$2,741	$2,741
Core deposit intangible acquired in First Federal branch acquisition	566	566
Core deposit intangible acquired in Dearmin/FNBO acquisition	1,487	-
Less accumulated amortization	(3,067)	(2,614)
Ending balance	$1,727	$693

Amortization expense on intangibles for the years ended September 30, 2018, 2017 and 2016 is summarized as follows:

(In thousands)	2018	2017	2016

Amortization expense	$453	$344	$344

Estimated amortization expense for the core deposit intangibles for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)

2019	$312
2020	214
2021	214
2022	214
2023	214
2024 and thereafter	559
Total	$1,727

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(11)	DEPOSITS

Deposits at September 30, 2018 and 2017 consisted of the following:

(In thousands)	2018	2017

Noninterest-bearing demand deposits	$167,705	$96,283
NOW accounts	173,543	182,068
Money market accounts	107,124	70,775
Savings accounts	120,995	90,360
Retail time deposits	123,007	123,010
Brokered time deposits	118,738	106,886

Total	$811,112	$669,382

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was $12.9 million and $11.3 million at September 30, 2018 and 2017, respectively.

At September 30, 2018, scheduled maturities of time deposits were as follows:

Years ending September 30:	(In thousands)

2019	$170,261
2020	30,082
2021	20,664
2022	12,047
2023	8,692
Total	$241,746

The Bank held deposits for related parties of $6.9 million and $5.6 million at September 30, 2018 and 2017, respectively.

(12)	FEDERAL FUNDS PURCHASED

The Bank has entered into a federal funds purchased line of credit facility with another financial institution that established a line of credit not to exceed the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves. Availability under the line of credit is subject to continued borrower eligibility and expires on June 30, 2019 unless it is extended.  The line of credit is intended to support short-term liquidity needs, and the agreement states that the Bank may borrow under the facility for up to seven consecutive days without pledging collateral to secure the borrowing. At September 30, 2018 and 2017, the Bank had no outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed $15 million. The line of credit is intended to support short-term liquidity needs. At September 30, 2018 and 2017, the Bank had no outstanding federal funds purchased under the facility.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(13)	REPURCHASE AGREEMENTS

Repurchase agreements include retail repurchase agreements representing overnight borrowings from deposit customers.

Repurchase agreements at September 30, 2018 and 2017 are summarized as follows:

	2018		2017
(Dollars in thousands)	Weighted Average Rate	Amount	Weighted Average Rate	Amount

Retail repurchase agreements	0.25%	$1,352	0.25%	$1,348

Information concerning borrowings under retail repurchase agreements as of and for the years ended September 30, 2018, 2017 and 2016 is summarized as follows:

(Dollars in thousands)	2018	2017	2016
Weighted average interest rate during the year	0.25%	0.25%	0.25%
Average balance during the year	$1,350	$1,346	$1,343
Maximum month-end balance during the year	1,352	1,348	1,345

Available for sale securities underlying the repurchase agreements had a fair value of $1.6 million and $2.2 million at September 30, 2018 and 2017, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(14)	BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2018 and 2017 borrowings from the FHLB were as follows:

	2018		2017
(Dollars in thousands)	Weighted Average Rate	Amount	Weighted Average Rate	Amount
Advances maturing in:

2018	-%	$-	1.04%	$10,000
2019	1.57	15,000	1.57	15,000
2020	1.86	25,000	1.86	25,000
2021	1.87	10,000	1.87	10,000
2022	2.01	10,000	2.01	10,000
2023 and beyond	1.26	30,000	1.26	30,000

Total advances		90,000		100,000

Line of credit balance	2.01	-	1.38	18,065

Total borrowings from FHLB		$90,000		$118,065

The Bank entered into an Advances, Pledge and Security Agreement with the FHLB, allowing the Bank to initiate advances from the FHLB. The advances are secured under a blanket collateral agreement. At September 30, 2018, the eligible blanket collateral included residential mortgage loans with a carrying value of $184.6 million, commercial real estate loans with a carrying value of $250.3 million and available for sale securities with a fair value of $12.1 million.

On August 14, 2018, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $30.0 million secured under the blanket collateral agreement. This agreement expires on August 14, 2019. At September 30, 2018, there was no outstanding balance under this agreement.

On June 19, 2014, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $3.3 million secured under the blanket collateral agreement. The agreement had an initial expiration date of July 1, 2015 and is automatically extended for one additional year for successive one-year periods, not to extend beyond July 1, 2034. This agreement was extended in June 2018, lowering the amount to $2.5 million, and now expires on June 30, 2019. At September 30, 2018, there was no outstanding balance under this agreement.

On May 31, 2017, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $2.2 million. The agreement had an initial expiration date of May 31, 2018 and is automatically extended for one additional year for successive one-year periods, not to extend beyond June 1, 2037. At September 30, 2018, there was no outstanding balance under this agreement.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(15)	OTHER BORROWINGS

On September 20, 2018, the Company entered into a subordinated note purchase agreement in the principal amount of $20 million. The subordinated note initially bears a fixed interest rate of 6.02% per year through September 30, 2023, and thereafter a floating rate, reset quarterly, equal to the three-month LIBOR rate plus 310 basis points. All interest is payable quarterly and the subordinated note is scheduled to mature on September 30, 2028. The subordinated note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after September 30, 2023. The subordinated note is intended to qualify as Tier 2 capital for the Company under regulatory guidelines. The subordinated note is presented net of unamortized debt issuance costs of $339,000 at September 30, 2018 in the accompanying consolidated balance sheet. The debt issuance costs are being amortized over five years, which represents the period from issuance to the first redemption date of September 30, 2023.

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

Interest expense recognized on other borrowings for the years ended September 30, 2018, 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016

FFCC long-term debt	$-	$-	$161
Subordinated note	33	-	-

Interest expense on other borrowings	$33	$-	$161

(16)	DEFERRED COMPENSATION PLANS

The Bank has deferred compensation agreements with former and current officers. The agreements provide for the payment of specific benefits following retirement. The balance of the accrued benefit for these agreements was $132,000 and $80,000 at September 30, 2018 and 2017, respectively.

Deferred compensation expense for the years ended September 30, 2018, 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016

Deferred compensation expense	$51	$80	$2

The Company has a directors’ deferred compensation plan whereby a director, at his or her election on an annual basis, may defer all or a portion of the director fees into an account with the Company. The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%. The deferral period extends until separation from service by the director. The benefits under the plan are payable in a lump sum or in monthly installments over a period of up to ten years following the separation from service; however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death. The balance of the accrued benefit for the director plan was $1.4 million and $1.3 million at September 30, 2018 and 2017, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(16 – continued)

Deferred directors’ fees expense for the years ended September 30, 2018, 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016

Deferred directors’ fee expense	$224	$194	$195

(17)	BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k).

Company contributions to the plan for the years ended September 30, 2018, 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016

Company contributions to the plan	$576	$493	$387

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

Compensation expense recognized for the years ended September 30, 2018, 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016

Compensation expense	$-	$-	$628

The employer loan was fully repaid in December 2015 and all shares of Company stock were allocated to participant accounts as of September 30, 2016. The ESOP trust held 151,999 and 161,115 shares of Company common stock allocated to participant accounts at September 30, 2018 and 2017, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(18)	STOCK-BASED COMPENSATION PLANS

The Company maintains two equity incentive plans under which stock options and restricted stock have or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”) approved by the Company’s shareholders in February 2010 and the 2016 Equity Incentive Plan (“2016 Plan”) approved by the Company’s shareholders in February 2016. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At September 30, 2018, 8,658 shares of the Company’s common stock were available for issuance under the 2010 Plan as stock options and 15,940 shares of the Company’s common stock were available for issuance under the 2016 Plan, consisting of 12,205 stock options and 3,735 shares of restricted stock.

Stock based compensation expense related to stock options and restricted stock for the years ended September 30, 2018, 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016

Stock option expense	$68	$55	$-
Restricted stock expense	148	121	-

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

The fair value of options granted during the years ended September 30, 2018 and 2017 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5 years
Weighted average fair value at grant date	$6.13

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(18 - continued)

A summary of stock option activity as of September 30, 2018, and changes during the year then ended is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at beginning of year	197,529	$20.15
Granted	9,000	63.23
Exercised	(55,296)	13.54
Forfeited or expired	(1,200)	56.56
Outstanding at end of year	150,033	$24.88	4.2	$6,515,000
Vested and expected to vest	150,033	$24.88	4.2	$6,515,000
Exercisable at end of year	101,597	$15.78	2.2	$5,334,000

The intrinsic value of stock options exercised during the years ended September 30, 2018, 2017 and 2016 was $2.8 million, $860,000 and $580,000, respectively. At September 30, 2018, there was $237,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over the remaining vesting period of 4.63 years.

Restricted Stock:

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period.

A summary of the Company’s nonvested restricted shares activity as of September 30, 2018 and changes during the year then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2017	17,265	$40.09
Granted	1,500	$56.56
Vested	(3,453)	$40.09
Forfeited	(500)	$56.56
Nonvested at September 30, 2018	14,812	$56.56

There were 3,453 restricted shares vested during the year ended September 30, 2018. There were no restricted shares vested during the years ended September 30, 2017 and 2016. The total fair value of restricted shares that vested during the year ended September 30, 2018 was $195,000. At September 30, 2018, there was $479,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 4.14 years.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(19)	INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns. The components of consolidated income tax expense (benefit) were as follows for the years ended September 30, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016

Current	$1,753	$683	$109
Valuation allowance	102	76	1,597
Deferred	567	1,761	(4,028)
Income tax expense (benefit)	$2,422	$2,520	$(2,322)

The reconciliation of income tax expense (benefit) with the amount which would have been provided at the blended federal statutory rate of 24.5% for the year ended September 30, 2018 and the federal statutory rate of 34% for 2017 and 2016 follows:

(In thousands)	2018	2017	2016

Provision at federal statutory rate	$3,616	$4,023	$1,900
State income tax-net of federal tax benefit	110	234	27
Federal tax rate change – 2017 Tax Cut and Jobs Act	(145)	-	-
Tax-exempt interest income	(917)	(1,082)	(877)
Bank owned life insurance	(104)	(210)	(151)
Captive insurance net premiums	(208)	(275)	(297)
Increase in deferred tax valuation allowance	102	76	1,597
Historic tax credit	-	(249)	(4,660)
Other	(32)	3	139
Income tax expense (benefit)	$2,422	$2,520	$(2,322)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(19 - continued)

Significant components of deferred tax assets and liabilities at September 30, 2018 and 2017 are as follows:

(In thousands)	2018	2017

Deferred tax assets:
Allowance for loan losses	$1,763	$2,846
Deferred compensation plans	371	529
Equity incentive plans	55	117
Other-than-temporary impairment loss on available for sale securities	27	7
Valuation allowance on other real estate owned	67	101
Interest on nonaccrual loans	105	186
Loss on tax credit investment	1,342	1,673
Historic tax credit carryforward	-	171
Deferred loan fees and costs, net	158	205
Investment in subsidiary	179	69
Other	132	311
Gross deferred tax assets	4,199	6,215
Valuation allowance	(1,342)	(1,673)
Net deferred tax assets	2,857	4,542

Deferred tax liabilities:
Unrealized gain on securities available for sale	(92)	(2,234)
Accumulated depreciation	(519)	(811)
Installment sale	(313)	(481)
Acquisition purchase accounting adjustments	(735)	(574)
FHLB stock dividends	(84)	(129)
Unrealized gain on trading account securities	-	(2)
Prepaid expenses	(337)	(589)
Other	(113)	(141)
Deferred tax liabilities	(2,193)	(4,961)

Net deferred tax asset (liability)	$664	$(419)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(19 - continued)

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. Among other things, the Tax Act reduces the Company’s corporate federal tax rate from 34% to 21% effective January 1, 2018. The Company files federal income tax returns on a September 30 fiscal year basis, so in accordance with Internal Revenue Code regulations, the Company’s federal income tax rate for the year ended September 30, 2018 is based on a blended rate of 24.5%. As a result of the Tax Act, the Company was required to re-measure, through income tax expense, deferred tax assets and liabilities using the enacted rate at which the Company expects them to be recovered or settled. The re-measurement of the net deferred tax liability resulted in an income tax benefit of approximately $145,000 for the year ended September 30, 2018.

At March 31, 2018, the Company early adopted ASU 2018-02 and reclassified out of retained earnings and into accumulated other comprehensive income approximately $619,000 of income tax benefit that was recorded through income tax expense at December 31, 2017 due to re-measuring to 21% deferred taxes on available for sale securities.

Tax laws enacted in 2013 and 2014 decrease the Indiana financial institutions tax rate beginning in 2014 and ending in 2023. Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at September 30, 2018, except for a valuation allowance of $1.3 million on the net deferred tax asset related to losses on a historic tax credit investment totaling $5.8 million. In assessing the need for a valuation allowance for the deferred tax assets for the historic tax credit investment, the Company considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets related to the investment. Because of the tax nature of the loss to be recognized when the investment is ultimately sold (which for tax purposes will give rise to a capital loss for the historic tax credit investment), the Company may not be able to generate capital gains in the future to be able to utilize the capital losses from the investment. Therefore, the Company’s assessment of the deferred tax asset warrants the need for a valuation allowance.

At September 30, 2018 and 2017, the Company had a federal historic tax credit of $0 and $171,000, respectively, available to reduce federal income taxes in subsequent years.

At September 30, 2018 and 2017, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ending on or after September 30, 2014 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank at September 30, 2018 and 2017 include approximately $4.6 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of September 30, 1988 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on these amounts was approximately $957,000 and $1.5 million at September 30, 2018 and 2017, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(20)	OPERATING LEASES

The Bank and Q2 rent office space and equipment under operating lease agreements that expire at different dates through September 2026. The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2018:

Years ending September 30:	(In thousands)

2019	$721
2020	567
2021	264
2022	107
2023	107
2024 and thereafter	321
Total	$2,087

Rent expense under operating leases for the years ended September 30, 2018, 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016

Rent expense	$462	$278	$95

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(21)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. Commitments under outstanding standby letters of credit totaled $5.4 million and $5.7 million at September 30, 2018 and 2017, respectively.

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

The Bank has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2018 or 2017.

The following is a summary of the commitments to extend credit at September 30, 2018 and 2017. Interest rate lock commitments that meet the definition of a derivative are excluded from these totals.

(In thousands)	2018	2017

Loan commitments:
Fixed rate	$14,578	$17,069
Adjustable rate	22,811	29,933

Guarantees of third-party revolving credit	157	153
Undisbursed portion of home equity lines of credit	30,629	28,422
Undisbursed portion of commercial and personal lines of credit	35,637	23,066
Undisbursed portion of construction loans in process	22,429	25,483
Total commitments to extend credit	$126,241	$124,126

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(22)	DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitment). The Company also enters into forward mortgage loan commitments to sell to various investors to protect itself against exposure to various factors and to reduce sensitivity to interest rate movements. Both the interest rate lock commitments and the related forward mortgage loan sales contracts are considered derivatives and are recorded on the balance sheet at fair value in accordance with FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in mortgage banking income in the accompanying consolidated statements of income. All such derivatives are considered stand-alone derivatives and have not been formally designated as hedges by management.

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements. However, the Company has not elected to offset such financial instruments in the consolidated balance sheets.

The table below provides information on the Company’s derivative financial instruments as of September 30, 2018. The Company had no derivative financial instruments outstanding at September 30, 2017.

(In thousands)	Notional Amount	Asset Derivatives	Liability Derivatives

Interest rate lock commitments	$16,634	$380	$-
Forward mortgage loan sale contracts	13,750	41	-

	$30,384	$421	$-

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the years ended September 30, 2018, 2017 and 2016, is as follows:

(In thousands)	2018	2017	2016

Interest rate lock commitments	$380	$-	$-
Forward mortgage loan sale contracts	37	-	-

	$417	$-	$-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(23)	FAIR VALUE MEASUREMENTS

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(23 - continued)

The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2018. The Company had no liabilities measured at fair value as of September 30, 2018.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2018:
Assets Measured – Recurring Basis
Securities available for sale:
Agency mortgage-backed	$-	$31,130	$-	$31,130
Agency CMO	-	10,441	-	10,441
Privately-issued CMO	-	1,579	-	1,579
Privately-issued ABS	-	1,884	-	1,884
SBA certificates	-	1,351	-	1,351
Municipal bonds	-	137,988	-	137,988
Total securities available for sale	$-	$184,373	$-	$184,373

Residential mortgage loans held for sale – fair value option elected	$-	$9,952	$-	$9,952

Derivative assets (included in other assets)	$-	$41	$380	$421

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$5,100	$5,100
Commercial real estate	-	-	7,227	7,227
Land and land development	-	-	27	27
Commercial business	-	-	231	231
Consumer	-	-	231	231
Total impaired loans	$-	$-	$12,816	$12,816

Residential mortgage loans held for sale – fair value option not elected	$-	$514	$-	$514

SBA loans held for sale	$-	$21,659	$-	$21,659

Loan servicing rights	$-	$-	$2,405	$2,405

Other real estate owned, held for sale:
Residential real estate	$-	$-	$103	$103
Total other real estate owned	$-	$-	$103	$103

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(23 - continued)

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

SEPTEMBER 30, 2018, 2017 AND 2016

(23 - continued)

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

Residential Mortgage Loans Held for Sale. Prior to June 30, 2018, residential mortgage loans held for sale were carried at the lower of cost or market value. Effective July 1, 2018, the Company elected to record substantially all of its residential mortgage loans held for sale at fair value in accordance with FASB ASC 825-10. The fair value of residential mortgage loans held for sale is based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and is classified as level 2 in the fair value hierarchy.

SBA Loans Held for Sale. SBA loans held for sale are carried at the lower of cost or market value. The fair value of SBA loans held for sale is based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and is classified as level 2 in the fair value hierarchy.

Derivative Financial Instruments. Derivative financial instruments consist of mortgage banking interest rate lock commitments and forward mortgage loan sale commitments. The fair value of forward mortgage loan sale commitments is obtained from an independent third party and is based on the gain or loss that would occur if the Company were to pair-off the sales transaction with the investor. The fair value of forward mortgage loan sale commitments is classified as Level 2 in the fair value hierarchy.

The fair value of interest rate lock commitments is also obtained from an independent third party and is based on investor prices for the underlying loans or current secondary market prices for loans with similar characteristics, less estimated costs to originate the loans and adjusted for the anticipated funding probability (pull-through rate). The fair value of interest rate lock commitments is classified as Level 3 in the fair value hierarchy.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(23 - continued)

The table below presents a reconciliation of derivative assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016

Beginning balance	$-	$-	$-
Unrealized gains recognized in earnings	380	-	-
Net settlements	-	-	-

Ending balance	$380	$-	$-

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Gains recognized in earnings for the year ended September 30, 2018 attributable to Level 3 assets held at the balance sheet date were $380,000.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a recurring basis as of September 30, 2018. No assets were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2017.

Financial Instrument	Significant Unobservable Inputs	Range of Inputs

Interest rate lock commitments	Pull-through rate	72% - 95%
	Direct costs to close	1% - 3%

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At September 30, 2018 and 2017, all impaired loans were considered to be collateral-dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At September 30, 2018 and 2017, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 12.0%.

Provisions for loan losses recognized for impaired loans for the years ended September 30, 2018, 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016

Provision for loan losses recognized	$573	$182	$43

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(23 - continued)

Loan Servicing Rights. Loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At September 30, 2018, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 10.84% to 23.22% with a weighted average of 14.63% and prepayment speed assumptions ranging from 4.32% to 14.43% with a weighted average rate of 10.08%. At September 30, 2017, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 9.12% to 13.90% with a weighted average of 11.66% and prepayment speed assumptions ranging from 2.94% to 8.87% with a weighted average rate of 6.63%. Impairment of the loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount.

Impairment charges to write down loan servicing rights to fair value for the years ended September 30, 2018, 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016

Charges to write down loan servicing rights	$177	$-	$-

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At September 30, 2018, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 100.0% with a weighted average of 48.9%. At September 30, 2017, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 16.1% to 58.8% with a weighted average of 46.6%.

Charges to write down real estate owned to fair value for the years ended September 30, 2018, 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016

Charges to write down real estate owned	$63	$28	$100

Transfers between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended September 30, 2018 and 2017. There were no transfers into or out of Level 3 financial assets or liabilities for the years ended September 30, 2018 and 2017. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2018 and 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(23 - continued)

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition of an eligible financial asset or financial liability, and may not be revoked once made.

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale effective July 1, 2018, including all loans originated by the newly formed wholesale lending division. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status as of September 30, 2018.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of September 30, 2018. There were no loans for which the fair value option had been elected as of September 30, 2017.

(In thousands)	Aggregate Fair Value	Aggregate Principal Balance	Difference

Residential mortgage loans held for sale	$9,952	$9,695	$257

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the years ended September 30, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016

Gains – included in mortgage banking income	$257	$-	$-
Interest and fees – included in interest income	376	-	-

	$633	$-	$-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(23 - continued)

Fair Value of Financial Instruments

The following tables summarize the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and 2017.

	Carrying	Fair Value Measurements Using:
(In thousands)	Amount	Level 1	Level 2	Level 3

September 30, 2018:
Financial assets:
Cash and due from banks	$14,191	$14,191	$-	$-
Interest-bearing deposits with banks	28,083	28,083	-	-
Interest-bearing time deposits	2,501	-	2,494	-
Securities available for sale	184,373	-	184,373	-
Securities held to maturity	2,607	-	2,896	-
Residential mortgage loans held for sale	10,466	-	10,476	-
SBA loans held for sale	21,659	-	23,488	-
Loans, net	704,271	-	-	673,652
FRB and FHLB stock	9,621	N/A	N/A	N/A
Accrued interest receivable	4,287	-	4,287	-
Loan servicing rights (included in other assets)	2,405	-	-	2,405
Derivative assets (included in other assets)	421	-	41	380

Financial liabilities:
Deposits	811,112	-	-	809,305
Short-term repurchase agreements	1,352	-	1,352	-
Borrowings from FHLB	90,000	-	84,175	-
Subordinated note	19,661	-	19,661	-
Accrued interest payable	743	-	743	-
Advance payments by borrowers for taxes and insurance	1,218	-	1,218	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(23 - continued)

	Carrying	Fair Value Measurements Using:
(In thousands)	Amount	Level 1	Level 2	Level 3

September 30, 2017:
Financial assets:
Cash and due from banks	$11,017	$11,017	$-	$-
Interest-bearing deposits with banks	23,242	23,242	-	-
Interest-bearing time deposits	2,435	-	2,435	-
Trading account securities	7,175	-	7,175	-
Securities available for sale	178,099	-	178,099	-
Securities held to maturity	2,878	-	3,306	-
Residential mortgage loans held for sale	727	-	727	-
SBA loans held for sale	24,908	-	27,980	-
Loans, net	586,456	-	-	579,074
FRB and FHLB stock	6,936	N/A	N/A	N/A
Accrued interest receivable	3,398	-	3,398	-
Loan servicing rights (included in other assets)	1,389	-	-	1,456

Financial liabilities:
Deposits	669,382	-	-	670,050
Short-term repurchase agreements	1,348	-	1,348	-
Borrowings from FHLB	118,065	-	117,920	-
Accrued interest payable	283	-	283	-
Advance payments by borrowers for taxes and insurance	1,212	-	1,212	-

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

SEPTEMBER 30, 2018, 2017 AND 2016

(23 - continued)

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

The fair value of loans held for sale is based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, as previously discussed.

FRB and FHLB stock

It is not practical to determine the fair value of FRB and FHLB stock due to restrictions placed on transferability.

Loan Servicing Rights

The fair value of loan serving rights is determined by a valuation model employed by an independent third party using market-based discount rate and prepayment assumptions, as previously described.

Derivative Financial Instruments

The fair value of derivative financial instruments is obtained from an independent third party. The fair value of forward mortgage loan sale commitments is based on the gain or loss that would occur if the Company were to pair-off the sales transaction with the investor. The fair value of interest rate lock commitments is based on investor prices for the underlying loans or current secondary market prices for loans with similar characteristics, less estimated costs to originate the loans and adjusted for the anticipated funding probability (pull-through rate).

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

Borrowed Funds

Borrowed funds include borrowings from the FHLB, repurchase agreements and other borrowings. Fair value for FHLB advances, long-term repurchase agreements and subordinated debt is estimated by discounting the future cash flows at current interest rates for FHLB advances of similar maturities. For short-term repurchase agreements and FHLB line of credit borrowings, the carrying value is a reasonable estimate of fair value.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

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

(25)	CAPITAL REQUIREMENTS AND RESTRICTION ON DIVIDENDS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company and the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer is 1.875% for 2018 and 1.25% for 2017. Management believes that the Company and Bank met all capital adequacy requirements to which they were subject as of September 30, 2018 and 2017.

As of September 30, 2018, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(25 - continued)

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk in either year.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2018:

Total capital (to risk-weighted assets):
Consolidated	$114,911	14.50%	$63,402	8.00%	N/A	N/A
Bank	102,281	12.92%	63,312	8.00%	$79,140	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	$85,927	10.84%	$47,551	6.00%	N/A	N/A
Bank	92,958	11.75%	47,484	6.00%	$63,312	8.00%

Common equity tier I capital (to risk-weighted assets):
Consolidated	$85,927	10.84%	$35,663	4.50%	N/A	N/A
Bank	92,958	11.75%	35,613	4.50%	$51,441	6.50%

Tier I capital (to average adjusted total assets):
Consolidated	$85,927	8.39%	$40,982	4.00%	N/A	N/A
Bank	92,958	9.10%	40,840	4.00%	$51,050	5.00%

As of September 30, 2017:

Total capital (to risk-weighted assets):
Consolidated	$88,179	12.69%	$55,587	8.00%	N/A	N/A
Bank	84,720	12.22%	55,476	8.00%	$69,345	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	$80,087	11.53%	$41,690	6.00%	N/A	N/A
Bank	76,628	11.05%	41,607	6.00%	$55,476	8.00%

Common equity tier I capital (to risk-weighted assets):
Consolidated	$80,087	11.53%	$31,267	4.50%	N/A	N/A
Bank	76,628	11.05%	31,205	4.50%	$45,074	6.50%

Tier I capital (to average adjusted total assets):
Consolidated	$80,087	9.14%	$35,031	4.00%	N/A	N/A
Bank	76,628	8.79%	34,887	4.00%	$43,608	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(25 - continued)

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

In the event of complete liquidation, and only in such an event, each eligible depositor is entitled to receive a liquidation distribution from the liquidation account in the proportionate amount of the then current adjusted balance for deposits held, before any liquidation distribution may be made with respect to the Bank’s stockholders. Except for the repurchase of stock and payment of dividends by the Bank, the existence of the liquidation account does not restrict the use or application of retained earnings of the Bank.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(26)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended September 30, 2018, 2017 and 2016.

	Years Ended September 30,
(In thousands, except share and per share data)	2018	2017	2016

Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$10,902	$9,313	$7,849

Shares:
Weighted average common shares outstanding, basic	2,258,020	2,219,088	2,200,258

Net income per common share, basic	$4.83	$4.20	$3.57

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$10,902	$9,313	$7,849

Shares:
Weighted average common shares outstanding, basic	2,258,020	2,219,088	2,200,258
Add: Dilutive effect of outstanding options	107,274	123,557	103,370
Add: Dilutive effect of restricted stock	7,260	3,363	-
Weighted average common shares outstanding, as adjusted	2,372,554	2,346,008	2,303,628

Net income per common share, diluted	$4.60	$3.97	$3.41

Unearned ESOP and nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the years ended September 30, 2018, 2017 and 2016. Stock options for 4,800 shares of common stock were excluded from the calculation of diluted net income per common share for the year ended September 30, 2018, because their effect was antidilutive. No stock options were excluded from the calculation of diluted net income per common share for the years ended September 30, 2017 and 2016.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(27)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets

	As of September 30,
(In thousands)	2018	2017

Assets:
Cash and due from banks	$10,170	$1,290
Time deposits	-	10
Other assets	928	566
Investment in subsidiaries	108,007	91,681
	$119,105	$93,547

Liabilities and Equity:
Subordinated note	$19,661	$-
Accrued interest payable	33	-
Accrued expenses	598	432
Stockholders' equity	98,813	93,115
	$119,105	$93,547

Statements of Income

	Years Ended September 30,
(In thousands)	2018	2017	2016

Dividend income from subsidiaries	$9,875	$1,850	$4,000
Interest expense	(33)	-	-
Other operating expenses	(921)	(778)	(1,027)

Income before income taxes and equity in undistributed net income of subsidiaries	8,921	1,072	2,973

Income tax benefit	408	239	282

Income before equity in undistributed net income of subsidiaries	9,329	1,311	3,255

Equity in undistributed net income of subsidiaries	1,573	8,002	4,656

Net income	$10,902	$9,313	$7,911

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(27 - continued)

Statements of Cash Flows

	Years Ended September 30,
(In thousands)	2018	2017	2016

Operating Activities:
Net income	$10,902	$9,313	$7,911
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,573)	(8,002)	(4,656)
Stock compensation expense	217	176	628
Net change in other assets and liabilities	(162)	131	368
Net cash provided by operating activities	9,384	1,618	4,251

Investing Activities:
Acquisition of Dearmin	(9,148)	-	-
Investment in bank subsidiary	(10,000)	-	-
Investment in interest-bearing time deposits	-	(10)	-
Proceeds from maturities of interest-bearing time deposits	10	-	-
Net cash used in investing activities	(19,138)	(10)	-

Financing Activities:
Net proceeds from subordinated note	19,661	-	-
Redemption of preferred stock	-	-	(17,120)
Exercise of stock options	362	62	169
Tax paid on stock award shares for employees	(46)	-	-
Dividends paid	(1,343)	(1,229)	(1,172)
Net cash provided by (used) in financing activities	18,634	(1,167)	(18,123)

Net increase (decrease) in cash and due from banks	8,880	441	(13,872)
Cash and due from banks at beginning of year	1,290	849	14,721

Cash and due from banks at end of year	$10,170	$1,290	$849

(28)	CONCENTRATION OF CREDIT RISK

At September 30, 2018 and 2017, the Bank had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $9.6 million and $7.2 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(29)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended September 30,
(In thousands)	2018	2017	2016

Cash payments for:
Interest	$5,873	$4,400	$4,218
Income taxes (net of refunds received)	1,759	(598)	743

Non-cash activities:
Transfers from (to) loans held for sale (from) to loans	-	(854)	1,319
Transfers from loans to other real estate owned	133	703	648
Proceeds from sales of other real estate owned financed through loans	453	189	299
Proceeds from sales of premises, equipment and real estate development financed through loans	-	-	8,950
Cashless exercise of stock options	387	294	179

(30)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

September 30, 2018:
Interest income	$9,426	$10,146	$11,206	$11,381
Interest expense	1,373	1,423	1,699	1,842
Net interest income	8,053	8,723	9,507	9,539
Provision for loan losses	462	371	266	254
Net interest income after provision for loan losses	7,591	8,352	9,241	9,285
Noninterest income	2,906	2,567	3,254	4,568
Noninterest expenses	6,382	8,359	8,122	10,143
Income before income taxes	4,115	2,560	4,373	3,710
Income tax expense	622	338	696	766

Net income	3,493	2,222	3,677	2,944
Net income attributable to noncontrolling interest in subsidiary	87	576	571	200

Net income attributable to First Savings Financial Group, Inc.	$3,406	$1,646	$3,106	$2,744

Net income per common share, basic	$1.53	$0.73	$1.37	$1.20

Net income per common share, diluted	$1.44	$0.69	$1.31	$1.15

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(30 - continued)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

September 30, 2017:
Interest income	$8,011	$8,219	$8,664	$9,023
Interest expense	1,022	1,032	1,132	1,271
Net interest income	6,989	7,187	7,532	7,752
Provision for loan losses	306	375	321	299
Net interest income after provision for loan losses	6,683	6,812	7,211	7,453
Noninterest income	1,875	1,861	2,123	2,766
Noninterest expenses	5,540	6,066	6,305	7,040
Income before income taxes	3,018	2,607	3,029	3,179
Income tax expense	681	413	586	840

Net income	2,337	2,194	2,443	2,339
Less: Preferred stock dividends declared	-	-	-	-

Net income available to common shareholders	$2,337	$2,194	$2,443	$2,339

Net income per common share, basic	$1.06	$0.99	$1.10	$1.05

Net income per common share, diluted	$1.00	$0.94	$1.04	$0.99

September 30, 2016:
Interest income	$7,126	$7,147	$7,422	$7,761
Interest expense	968	1,028	1,115	1,056
Net interest income	6,158	6,119	6,307	6,705
Provision for loan losses	-	125	303	209
Net interest income after provision for loan losses	6,158	5,994	6,004	6,496
Noninterest income	1,444	1,262	(2,576)	3,242
Noninterest expenses	5,892	5,232	5,590	5,721
Income (loss) before income taxes	1,710	2,024	(2,162)	4,017
Income tax expense (benefit)	467	389	(4,389)	1,211

Net income	1,243	1,635	2,227	2,806
Less: Preferred stock dividends declared	43	19	-	-

Net income available to common shareholders	$1,200	$1,616	$2,227	$2,806

Net income per common share, basic	$0.55	$0.73	$1.01	$1.27

Net income per common share, diluted	$0.52	$0.70	$0.97	$1.22

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(31)	SEGMENT REPORTING

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

The core banking segment is comprised primarily of the Bank and First Savings Investments, Inc., while the SBA lending segment’s revenues are comprised primarily of net interest income and gains on the sales of SBA loans generated by Q2 beginning January 1, 2017 and SBA loan related income of the Bank prior to the formation of Q2.

The following segment financial information has been derived from the internal financial statements of the Company which are used by management to monitor and manage financial performance. The accounting policies of the two segments are the same as those of the Company. The amounts reflected in the “Other” column in the tables below represent combined balances of the Company and the Captive, and are the primary differences between the sum of the segment amounts and consolidated totals, along with amounts to eliminate transactions between segments.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 AND 2016

(31 - continued)

	Core Banking	SBA Lending	Other	Consolidated Totals
	(In thousands)
Year Ended September 30, 2018:
Net interest income	$32,812	$3,012	$(2)	$35,822
Net gains on sales of loans, SBA	-	5,493	-	5,493
Noncash items:
Provision for loan losses	(69)	1,422	-	1,353
Depreciation and amortization	1,323	50	-	1,373
Income tax expense (benefit)	2,825	-	(403)	2,422
Segment profit	9,050	2,968	318	12,336
Segment assets at September 30, 2018	1,025,135	66,970	(57,699)	1,034,406

	Core Banking	SBA Lending	Other	Consolidated Totals
	(In thousands)
Year Ended September 30, 2017:
Net interest income	$27,637	$1,802	$21	$29,460
Net gains on sales of loans, SBA	-	4,204	-	4,204
Noncash items:
Provision for loan losses	868	433	-	1,301
Depreciation and amortization	1,120	44	-	1,164
Income tax expense (benefit)	2,754	-	(234)	2,520
Segment profit	7,109	1,924	280	9,313
Segment assets at September 30, 2017	885,669	51,821	(46,357)	891,133

	Core Banking	SBA Lending	Other	Consolidated Totals
	(In thousands)
Year Ended September 30, 2016:
Net interest income	$24,880	$390	$19	$25,289
Net gains on sales of loans, SBA	-	715	-	715
Noncash items:
Provision for loan losses	501	136	-	637
Depreciation and amortization	1,426	35	-	1,461
Income tax benefit	(2,045)	-	(277)	(2,322)
Segment profit (loss)	9,604	(1,830)	137	7,911
Segment assets at September 30, 2016	785,287	11,954	(725)	796,516

