Form 10-Q
period 2018-12-31
First Savings Financial Group Inc
filed 2019-02-08
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2019 was 2,304,310.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	December 31, 2018	September 30, 2018

ASSETS
Cash and due from banks	$11,524	$14,191
Interest-bearing deposits with banks	24,820	28,083
Total cash and cash equivalents	36,344	42,274

Interest-bearing time deposits	2,991	2,501
Securities available for sale, at fair value	186,260	184,373
Securities held to maturity	2,570	2,607

Loans held for sale, residential mortgage ($15,920 at fair value at December 31, 2018; $9,952 at fair value at September 30, 2018)	15,920	10,466
Loans held for sale, Small Business Administration	22,032	21,659
Loans, net of allowance for loan losses of $9,620 and $9,323	734,061	704,271

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	10,196	9,621
Premises and equipment	20,159	13,013
Other real estate owned, held for sale	232	103
Accrued interest receivable:
Loans	2,794	2,687
Securities	2,014	1,600
Cash surrender value of life insurance	20,077	19,966
Goodwill	9,848	9,848
Core deposit intangibles	1,601	1,727
Other assets	6,890	7,690

Total Assets	$1,073,989	$1,034,406

LIABILITIES
Deposits:
Noninterest-bearing	$169,062	$167,705
Interest-bearing	663,011	643,407
Total deposits	832,073	811,112

Repurchase agreements	1,352	1,352
Borrowings from Federal Home Loan Bank	107,019	90,000
Other borrowings	19,678	19,661
Accrued interest payable	996	743
Advance payments by borrowers for taxes and insurance	855	1,218
Accrued expenses and other liabilities	7,455	10,075
Total Liabilities	969,428	934,161

STOCKHOLDERS' EQUITY
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,563,736 shares (2,560,907 at September 30, 2018); outstanding 2,304,310 shares (2,292,021 shares at September 30, 2018)	26	26
Additional paid-in capital	27,746	27,630
Retained earnings - substantially restricted	79,109	76,523
Accumulated other comprehensive income	1,772	382
Unearned stock compensation	(580)	(479)
Less treasury stock, at cost - 259,426 shares (268,886 shares at September 30, 2018)	(5,105)	(5,269)
Total First Savings Financial Group, Inc. Stockholders' Equity	102,968	98,813

Noncontrolling interests in subsidiary	1,593	1,432
Total Equity	104,561	100,245

Total Liabilities and Equity	$1,073,989	$1,034,406

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December, 31
(In thousands, except share and per share data)	2018	2017

INTEREST INCOME
Loans, including fees	$9,810	$7,687
Securities:
Taxable	747	777
Tax-exempt	970	801
Dividend income	121	90
Interest-bearing deposits with banks	153	71
Total interest income	11,801	9,426

INTEREST EXPENSE
Deposits	1,424	862
Repurchase agreements	1	1
Borrowings from Federal Home Loan Bank	478	510
Other borrowings	322	-
Total interest expense	2,225	1,373

Net interest income	9,576	8,053
Provision for loan losses	315	462

Net interest income after provision for loan losses	9,261	7,591

NONINTEREST INCOME
Service charges on deposit accounts	511	377
ATM and interchange fees	453	363
Net gain on trading account securities	-	150
Net gain on sales of loans, Small Business Administration	964	1,539
Mortgage banking income	3,289	115
Increase in cash surrender value of life insurance	111	107
Commission income	57	128
Real estate lease income	158	-
Net gain on sale of premises and equipment	1	7
Other income	237	120
Total noninterest income	5,781	2,906

NONINTEREST EXPENSE
Compensation and benefits	7,257	4,011
Occupancy and equipment	1,325	742
Data processing	427	347
Advertising	396	117
Professional fees	460	373
FDIC insurance premiums	66	119
Net gain on other real estate owned	(21)	(156)
Other operating expenses	1,506	829
Total noninterest expense	11,416	6,382
Income before income taxes	3,626	4,115
Income tax expense (benefit)	522	622
Net Income	3,104	3,493
Less: net income attributable to noncontrolling interests	173	87
Net Income Attributable to First Savings Financial Group, Inc.	$2,931	$3,406

Net income per share:
Basic	$1.28	$1.53
Diluted	$1.24	$1.44

Weighted average shares outstanding:
Basic	2,284,665	2,228,256
Diluted	2,371,480	2,358,935

Dividends per share	$0.15	$0.14

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,
(In thousands)	2018	2017

Net Income	$3,104	$3,493

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	1,780	(1,566)
Income tax benefit (expense)	(390)	550
Other Comprehensive Income (Loss)	1,390	(1,016)

Comprehensive Income	4,494	2,477
Less: comprehensive income attributable to noncontrolling interests	173	87

Comprehensive Income Attributable to First Savings Financial Group, Inc.	$4,321	$2,390

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total

Three Months Ended December 31, 2017:
Balances at October 1, 2017	$25	$27,798	$67,583	$4,158	$(571)	$(5,878)	$-	$93,115

Net income	-	-	3,406	-	-	-	87	3,493

Other comprehensive loss	-	-	-	(1,016)	-	-	-	(1,016)

Common stock dividends - $0.14 per share	-	-	(315)	-	-	-	-	(315)

Restricted stock grants - 1,500 shares	1	84	-	-	(85)	-	-	-

Stock compensation expense	-	17	-	-	37	-	-	54

Stock option exercises - 8,400 shares	-	(27)	-	-	-	149	-	122

Purchase of 815 treasury shares	-	-	-	-	-	(46)	-	(46)

Balances at December 31, 2017	$26	$27,872	$70,674	$3,142	$(619)	$(5,775)	$87	$95,407

Three Months Ended December 31, 2018:
Balances at October 1, 2018	$26	$27,630	$76,523	$382	$(479)	$(5,269)	$1,432	$100,245

Net income	-	-	2,931	-	-	-	173	3,104

Other comprehensive loss	-	-	-	1,390	-	-	-	1,390

Common stock dividends - $0.15 per share	-	-	(345)	-	-	-	-	(345)

Distributions to noncontrolling interests	-	-	-	-	-	-	(12)	(12)

Restricted stock grants, net of forfeitures - 2,329 shares	-	141	-	-	(141)	-	-	-

Stock compensation expense	-	19	-	-	40	-	-	59

Stock option exercises - 10,500 shares	-	(44)	-	-	-	196	-	152

Purchase of 540 treasury shares	-	-	-	-	-	(32)	-	(32)

Balances at December 31, 2018	$26	$27,746	$79,109	$1,772	$(580)	$(5,105)	$1,593	$104,561

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
(In thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,104	$3,493
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	315	462
Depreciation and amortization	484	300
Amortization of premiums and accretion of discounts on securities, net	126	146
Decrease in trading account securities	-	536
Amortization and accretion of fair value adjustments on loans, net	(129)	(71)
Loans originated for sale	(79,437)	(48,992)
Proceeds on sales of loans	76,830	49,096
Net realized and unrealized gain on loans held for sale	(3,270)	(1,654)
Net realized and unrealized gain on other real estate owned	(27)	(180)
Increase in cash surrender value of life insurance	(111)	(107)
Net gain on sale of premises and equipment	(1)	(7)
Deferred income taxes	(52)	796
Stock compensation expense	59	54
Increase in accrued interest receivable	(521)	(595)
Increase in accrued interest payable	253	46
Change in other assets and liabilities, net	(1,798)	(2,814)
Net Cash Provided By (Used In) Operating Activities	(4,175)	509

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(490)	(490)
Proceeds from sales and maturities of interest-bearing time deposits	-	245
Purchase of securities available for sale	(8,530)	(4,112)
Proceeds from maturities of securities available for sale	385	355
Proceeds from maturities of securities held to maturity	30	25
Principal collected on securities	7,919	3,652
Net increase in loans	(30,430)	(30,569)
Purchase of Federal Reserve Bank stock	-	(2,562)
Purchase of Federal Home Loan Bank stock	(575)	-
Proceeds from sale of other real estate owned	49	484
Purchase of premises and equipment	(7,544)	(100)
Proceeds from sales of premises and equipment	51	-
Net Cash Used In Investing Activities	(39,135)	(33,072)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	20,961	6,067
Net increase in repurchase agreements	-	1
Increase (decrease) in Federal Home Loan Bank line of credit	17,019	(18,065)
Proceeds from Federal Home Loan Bank advances	15,000	94,500
Repayment of Federal Home Loan Bank advances	(15,000)	(44,500)
Net increase in advance payments by borrowers for taxes and insurance	(363)	(429)
Proceeds from exercise of stock options	152	122
Taxes paid on stock award shares for employees	(32)	(46)
Dividends paid on common stock	(345)	(315)
Distributions to noncontrolling interests	(12)	-
Net Cash Provided By Financing Activities	37,380	37,335

Net Increase (Decrease) in Cash and Cash Equivalents	(5,930)	4,772

Cash and cash equivalents at beginning of period	42,274	34,259

Cash and Cash Equivalents at End of Period	$36,344	$39,031

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of December 31, 2018, the results of operations for the three-month periods ended December 31, 2018 and 2017, and the cash flows for the three-month periods ended December 31, 2018 and 2017. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements, conform to general practices within the banking industry and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2018 included in the Company’s Annual Report on Form 10-K.

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

Pursuant to the terms of the merger agreement, FNBO stockholders received $265.00 in cash for each share of FNBO common stock for total cash consideration of $10.6 million. Under the acquisition method of accounting, the purchase price is assigned to the identifiable assets acquired and liabilities assumed based on their fair values, net of applicable income tax effects. In accounting for the acquisition, the excess of cost over the fair value of the acquired net assets of $1.9 million was recorded as goodwill. Transaction and integration costs related to the acquisition totaling $1.3 million were expensed as incurred for the year ended September 30, 2018 including $24,000 incurred for the three-month period ended December 31, 2017. No transaction and integration costs were recognized for the three-month period ended December 31, 2018.

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

Trading Account Securities

Prior to June 30, 2018, the Company invested in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account was managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. During May 2018, the Company ceased its trading activity and had no trading account securities at September 30, 2018 or December 31, 2018. During the three-month period ended December 31, 2017, the Company reported a net gain on trading account securities of $150,000.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2018:
Securities available for sale:

Agency mortgage-backed	$24,533	$76	$416	$24,193
Agency CMO	12,262	20	233	12,049
Privately-issued CMO	1,367	129	4	1,492
Privately-issued ABS	1,289	300	-	1,589
SBA certificates	1,277	46	5	1,318
Municipal bonds	143,239	3,053	673	145,619

Total securities available for sale	$183,967	$3,624	$1,331	$186,260

Securities held to maturity:

Agency mortgage-backed	$128	$7	$-	$135
Municipal bonds	2,442	320	-	2,762

Total securities held to maturity	$2,570	$327	$-	$2,897

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2018:
Securities available for sale:

Agency mortgage-backed	$31,686	$90	$646	$31,130
Agency CMO	10,754	-	313	10,441
Privately-issued CMO	1,434	148	3	1,579
Privately-issued ABS	1,538	346	-	1,884
SBA certificates	1,305	53	7	1,351
Municipal bonds	137,144	2,189	1,345	137,988

Total securities available for sale	$183,861	$2,826	$2,314	$184,373

Securities held to maturity:

Agency mortgage-backed	$134	$8	$-	$142
Municipal bonds	2,473	281	-	2,754

Total securities held to maturity	$2,607	$289	$-	$2,896

The amortized cost and fair value of investment securities as of December 31, 2018 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$5,625	$5,661	$240	$270
Due after one year through five years	19,373	19,793	1,008	1,140
Due after five years through ten years	31,265	31,999	866	983
Due after ten years	86,976	88,166	328	369
CMO	13,629	13,541	-	-
ABS	1,289	1,589	-	-
SBA certificates	1,277	1,318	-	-
Mortgage-backed securities	24,533	24,193	128	135

	$183,967	$186,260	$2,570	$2,897

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at December 31, 2018 and September 30, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
December 31, 2018:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	5	$6,097	$46
Agency CMO	1	119	6
Municipal bonds	38	19,599	165

Total less than twelve months	44	25,815	217

Continuous loss position more than twelve months:
Agency mortgage-backed	18	12,293	370
Agency CMO	12	10,000	227
Privately-issued CMO	1	36	4
SBA certificates	1	595	5
Municipal bonds	26	14,669	508

Total more than twelve months	58	37,593	1,114

Total securities available for sale	102	$63,408	$1,331

September 30, 2018:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	15	$14,814	$313
Agency CMO	4	2,560	54
Municipal bonds	93	44,162	944

Total less than twelve months	112	61,536	1,311

Continuous loss position more than twelve months:
Agency mortgage-backed	11	9,283	333
Agency CMO	9	7,881	259
Privately-issued CMO	1	37	3
SBA certificates	1	617	7
Municipal bonds	8	6,106	401

Total more than twelve months	30	23,924	1,003

Total securities available for sale	142	$85,460	$2,314

At December 31, 2018 and September 30, 2018, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at December 31, 2018, which consisted of U.S. government agency mortgage backed securities and CMOs, privately issued CMOs, SBA certificates and municipal bonds, had a fair value as a percentage of amortized cost of 97.94%. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At December 31, 2018, the Company held fourteen privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $1.2 million and fair value of $1.5 million that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various nationally recognized statistical rating organizations (“NRSROs”).

At December 31, 2018, one privately-issued CMO was in a loss position and had depreciated approximately 9.45% from the Company’s carrying value and was collateralized by residential mortgage loans. This security had a total fair value of $36,000 and a total unrealized loss of $4,000 at December 31, 2018, and was rated below investment grade by NRSROs. Based on the independent third party analysis of the expected cash flows, management has determined that no other-than-temporary impairment is required to be recognized on the remaining privately issued CMO and ABS portfolios. While the Company does not anticipate additional credit-related impairment losses at December 31, 2018, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require a credit related impairment charge.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

During the three-month periods ended December 31, 2018 and 2017, the Company did not realize any gross gains or losses on sales of available for sale securities.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at December 31, 2018 and September 30, 2018, and may be pledged to secure federal funds borrowings.

4.	Loans and Allowance for Loan Losses

Loans at December 31, 2018 and September 30, 2018 consisted of the following:

	December 31, 2018	September 30, 2018
	(In thousands)
Real estate mortgage:
1-4 family residential	$196,810	$195,274
Commercial	355,951	343,498
Multifamily residential	27,731	28,814
Residential construction	23,825	19,527
Commercial construction	10,383	8,669
Land and land development	10,960	10,504
Commercial business	75,834	67,786

Consumer:
Home equity	25,133	24,635
Auto	12,007	11,720
Other consumer	4,802	2,918
Total Loans	743,436	713,345

Deferred loan origination fees and costs, net	245	249
Allowance for loan losses	(9,620)	(9,323)

Loans, net	$734,061	$704,271

During the three-month period ended December 31, 2018, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

At December 31, 2018 and September 30, 2018, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $1.2 million and $1.3 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of December 31, 2018:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$196,810	$355,951	$27,731	$34,208	$10,960	$75,834	$41,942	$743,436

Accrued interest receivable	552	1,546	65	127	22	412	70	2,794

Net deferred loan origination fees and costs	(73)	114	(29)	(22)	(4)	288	(29)	245

Recorded investment in loans	$197,289	$357,611	$27,767	$34,313	$10,978	$76,534	$41,983	$746,475

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,924	$7,848	$-	$-	$-	$294	$340	$13,406

Collectively evaluated for impairment	192,365	349,763	27,767	34,313	10,978	76,240	41,643	733,069

Ending balance	$197,289	$357,611	$27,767	$34,313	$10,978	$76,534	$41,983	$746,475

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of September 30, 2018:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$195,274	$343,498	$28,814	$28,196	$10,504	$67,786	$39,273	$713,345

Accrued interest receivable	589	1,403	81	156	24	365	69	2,687

Net deferred loan origination fees and costs	(62)	104	(30)	(5)	(4)	275	(29)	249

Recorded investment in loans	$195,801	$345,005	$28,865	$28,347	$10,524	$68,426	$39,313	$716,281

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$5,107	$7,719	$-	$-	$27	$231	$243	$13,327

Collectively evaluated for impairment	190,694	337,286	28,865	28,347	10,497	68,195	39,070	702,954

Ending balance	$195,801	$345,005	$28,865	$28,347	$10,524	$68,426	$39,313	$716,281

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of December 31, 2018 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$2	$654	$-	$-	$-	$-	$39	$695

Collectively evaluated for impairment	247	6,062	158	693	219	1,288	258	8,925

Ending balance	$249	$6,716	$158	$693	$219	$1,288	$297	$9,620

An analysis of the allowance for loan losses as of September 30, 2018 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$7	$492	$-	$-	$-	$-	$12	$511

Collectively evaluated for impairment	267	6,333	195	580	210	1,041	186	8,812

Ending balance	$274	$6,825	$195	$580	$210	$1,041	$198	$9,323

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2018 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$274	$6,825	$195	$580	$210	$1,041	$198	$9,323
Provisions	(30)	(109)	(37)	113	9	247	122	315
Charge-offs	(1)	-	-	-	-	-	(42)	(43)
Recoveries	6	-	-	-	-	-	19	25

Ending balance	$249	$6,716	$158	$693	$219	$1,288	$297	$9,620

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2017 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$252	$5,739	$106	$810	$223	$839	$123	$8,092
Provisions	(18)	367	(4)	93	(4)	(23)	51	462
Charge-offs	(13)	-	-	-	-	-	(52)	(65)
Recoveries	12	-	-	-	-	-	10	22

Ending balance	$233	$6,106	$102	$903	$219	$816	$132	$8,511

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of December 31, 2018 and for the three months ended December 31, 2018 and 2017.

	At December 31, 2018			Three Months Ended December 31,
				2018	2018	2017	2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$4,654	$5,135	$-	$4,744	$34	$4,751	$36
Commercial real estate	6,525	6,714	-	6,547	82	6,147	64
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	14	-	30	-
Commercial business	294	305	-	263	2	274	2
Consumer	117	126	-	120	1	100	1
	$11,590	$12,280	$-	$11,688	$119	$11,302	$103

Loans with an allowance recorded:
Residential real estate	$270	$281	$2	$272	$-	$235	$-
Commercial real estate	1,323	1,376	654	1,237	-	-	-
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	223	223	39	172	-	101	-
	$1,816	$1,880	$695	$1,681	$-	$336	$-

Total:
Residential real estate	$4,924	$5,416	$2	$5,016	$34	$4,986	$36
Commercial real estate	7,848	8,090	654	7,784	82	6,147	64
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	14	-	30	-
Commercial business	294	305	-	263	2	274	2
Consumer	340	349	39	292	1	201	1
	$13,406	$14,160	$695	$13,369	$119	$11,638	$103

The Company did not recognize any interest income on impaired loans using the cash receipts method during the three-month periods ended December 31, 2018 and 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2018.

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$4,833	$5,285	$-
Commercial real estate	6,568	6,715	-
Multifamily	-	-	-
Construction	-	-	-
Land and land development	27	28	-
Commercial business	231	241	-
Consumer	122	123	-
	$11,781	$12,392	$-

Loans with an allowance recorded:
Residential real estate	$274	$282	$7
Commercial real estate	1,151	1,293	492
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	-	-	-
Consumer	121	128	12
	$1,546	$1,703	$511

Total:
Residential real estate	$5,107	$5,567	$7
Commercial real estate	7,719	8,008	492
Multifamily	-	-	-
Construction	-	-	-
Land and land development	27	28	-
Commercial business	231	241	-
Consumer	243	251	12
	$13,327	$14,095	$511

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2018:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,684	$57	$2,741
Commercial real estate	1,528	-	1,528
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	79	-	79
Consumer	260	-	260

Total	$4,551	$57	$4,608

The following table presents the recorded investment in nonperforming loans at September 30, 2018:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,711	$91	$2,802
Commercial real estate	1,284	-	1,284
Multifamily	-	-	-
Construction	-	-	-
Land and land development	27	-	27
Commercial business	-	-	-
Consumer	160	-	160

Total	$4,182	$91	$4,273

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$1,903	$815	$998	$3,716	$193,573	$197,289
Commercial real estate	1,306	-	1,239	2,545	355,066	357,611
Multifamily	80	-	-	80	27,687	27,767
Construction	-	-	-	-	34,313	34,313
Land and land development	-	-	-	-	10,978	10,978
Commercial business	43	-	79	122	76,412	76,534
Consumer	159	12	3	174	41,809	41,983

Total	$3,491	$827	$2,319	$6,637	$739,838	$746,475

The following table presents the aging of the recorded investment in past due loans at September 30, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,088	$649	$1,202	$3,939	$191,862	$195,801
Commercial real estate	696	-	210	906	344,099	345,005
Multifamily	-	-	-	-	28,865	28,865
Construction	-	-	-	-	28,347	28,347
Land and land development	-	27	-	27	10,497	10,524
Commercial business	7	-	-	7	68,419	68,426
Consumer	43	37	32	112	39,201	39,313

Total	$2,834	$713	$1,444	$4,991	$711,290	$716,281

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of December 31, 2018, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$192,749	$344,399	$27,275	$34,313	$10,895	$74,208	$41,932	$725,771
Special Mention	-	5,096	-	-	83	-	-	5,179
Substandard	4,470	8,116	492	-	-	2,326	51	15,455
Doubtful	70	-	-	-	-	-	-	70
Loss	-	-	-	-	-	-	-	-

Total	$197,289	$357,611	$27,767	$34,313	$10,978	$76,534	$41,983	$746,475

As of September 30, 2018, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$190,647	$338,256	$28,365	$28,347	$10,207	$66,162	$39,246	$701,230
Special Mention	19	-	-	-	290	-	-	309
Substandard	5,061	6,749	500	-	27	2,264	67	14,668
Doubtful	74	-	-	-	-	-	-	74
Loss	-	-	-	-	-	-	-	-

Total	$195,801	$345,005	$28,865	$28,347	$10,524	$68,426	$39,313	$716,281

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

The following table summarizes the Company’s recorded investment in TDRs at December 31, 2018 and September 30, 2018. There was no specific reserve included in the allowance for loan losses related to TDRs at December 31, 2018. There was $5,000 of specific reserve included in the allowance for loan losses related to TDRs at September 30, 2018.

	Accruing	Nonaccrual	Total
	(In thousands)
December 31, 2018:
Residential real estate	$2,240	$136	$2,376
Commercial real estate	6,320	68	6,388
Commercial business	215	-	215
Consumer	80	-	80
Total	$8,855	$204	$9,059

September 30, 2018:
Residential real estate	$2,396	$21	$2,417
Commercial real estate	6,435	65	6,500
Commercial business	231	-	231
Consumer	83	-	83
Total	$9,145	$86	$9,231

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

There were no TDRs that were restructured during the three-month period ended December 31, 2018.

The following table summarizes information in regard to TDRs that were restructured during the three-month period ended December 31, 2017:

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

At December 31, 2018 and September 30, 2018, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the three-month periods ended December 31, 2018 and 2017. There was no specific allowance for loan losses related to TDRs modified during the three-month periods ended December 31, 2018 and 2017. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three-month period ended December 30, 2018, the Company had one TDR with an outstanding balance of $114,000 that was modified within the previous twelve months and for which there was a payment default. During the three month period ended December 30, 2017, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

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

The unpaid principal balance of SBA loans serviced for others was $131.8 million, $120.6 million and $77.7 million at December 31, 2018, September 30, 2018 and December 31, 2017, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $7,000 and $2,000 for the three-month periods ended December 31, 2018 and 2017, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans were $272,000 and $150,000 for the three-month periods ended December 31, 2018 and 2017, respectively. Net servicing income and costs are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three month periods ended December 31, 2018 and 2017 is as follows:

(In thousands)	Three Months Ended December 31, 2018
	2018	2017

Balance, beginning of period	$2,405	$1,389
Servicing rights resulting from transfers of loans	251	429
Amortization	(102)	(72)
Change in valuation allowance	-	-

Balance, end of period	$2,554	$1,746

Residential mortgage loans originated for sale in the secondary market continue to be sold with servicing released.

The valuation allowance related to SBA loan servicing rights was $177,000 at December 31, 2018 and September 30, 2018. There was no valuation allowance related to SBA loan servicing rights at December 31, 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Deposits

Deposits at December 31, 2018 and September 30, 2018 consisted of the following:

	December 31, 2018	September 30, 2018
	(In thousands)

Noninterest-bearing demand deposits	$169,062	$167,705
NOW accounts	178,439	173,543
Money market accounts	121,379	107,124
Savings accounts	118,903	120,995
Retail time deposits	118,645	123,007
Brokered time deposits	125,645	118,738

Total	$832,073	$811,112

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	Supplemental Disclosure for Earnings Per Share

Earnings per share information is presented below for the three month periods ended December 31, 2018 and 2017.

	Three Months Ended
	December 31,
(Dollars in thousands, except per share data)	2018	2017

Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$2,931	$3,406

Shares:
Weighted average shares outstanding	2,284,665	2,228,256

Net income per share, basic	$1.28	$1.53

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$2,931	$3,406

Shares:
Weighted average shares outstanding	2,284,665	2,228,256
Add: Dilutive effect of outstanding options	81,210	124,466
Add: Dilutive effect of nonvested restricted stock	5,605	6,213
Weighted average shares outstanding, as adjusted	2,371,480	2,358,935

Net income per share, diluted	$1.24	$1.44

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three-month periods ended December 31, 2018 and 2017. Stock options for 10,200 shares of common stock were excluded from the calculation of diluted net income per common share for the three-month period ended December 31, 2018, because their effect was antidilutive. No stock options were excluded from the calculation of diluted net income per common share for the three-month period ended December 31, 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2018	2017
	(In thousands)
Cash payments for:
Interest	$1,974	$1,333
Income taxes (net of refunds received)	(117)	(723)

Noncash investing activities:
Transfers from loans held for sale to loans	-	851

Transfers from loans to foreclosed real estate	203	-

Proceeds from sales of foreclosed real estate financed through loans	47	337

8.	Fair Value Measurements and Disclosures about Fair Value of Financial Instruments

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2018 and September 30, 2018. The Company had no liabilities measured at fair value as of September 30, 2018.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2018:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency mortgage-backed	$-	$24,193	$-	$24,193
Agency CMO	-	12,049	-	12,049
Privately-issued CMO	-	1,492	-	1,492
Privately-issued ABS	-	1,589	-	1,589
SBA certificates	-	1,318	-	1,318
Municipal	-	145,619	-	145,619
Total securities available for sale	$-	$186,260	$-	$186,260
Residential mortgage loans held for sale – fair value option elected	$-	$15,920	$-	$15,920
Derivative assets (included in other assets)	$-	$-	$658	$658
Liabilities Measured – Recurring Basis:
Derivative liabilities (included in other liabilities)	$-	$132	$-	$132

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,922	$4,922
Commercial real estate	-	-	7,194	7,194
Land and land development	-	-	-	-
Commercial business	-	-	294	294
Consumer	-	-	301	301
Total impaired loans	$-	$-	$12,711	$12,711
SBA loans held for sale	$-	$-	$22,032	$22,032
Loan servicing rights	$-	$-	$2,554	$2,554
Other real estate owned, held for sale:
Residential real estate	$-	$-	$122	$122
Commercial real estate	-	-	110	110
Total other real estate owned	$-	$-	$232	$232

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2018:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency mortgage-backed	$-	$31,130	$-	$31,130
Agency CMO	-	10,441	-	10,441
Privately-issued CMO	-	1,579	-	1,579
Privately-issued ABS	-	1,884	-	1,884
SBA certificates	-	1,351	-	1,351
Municipal	-	137,988	-	137,988
Total securities available for sale	$-	$184,373	$-	$184,373
Residential mortgage loans held for sale – fair value option elected	$-	$9,952	$-	$9,952
Derivative assets (included in other assets)	$-	$41	$380	$421
Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$5,100	$5,100
Commercial real estate	-	-	7,227	7,227
Land and land development	-	-	27	27
Commercial business	-	-	231	231
Consumer	-	-	231	231
Total impaired loans	$-	$-	$12,816	$12,816
Residential mortgage loans held for sale – fair value option not elected	$-	$514	$-	$514
SBA loans held for sale	$-	$21,659	$-	$21,659
Loan servicing rights	$-	$-	$2,405	$2,405
Other real estate owned, held for sale:
Residential real estate	$-	$-	$103	$103
Total other real estate owned	$-	$-	$103	$103

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Other than SBA loans held for sale (see discussion below), there have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three-month period ended December 31, 2018.

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

SBA Loans Held for Sale. SBA loans held for sale are carried at the lower of cost or market value. At September 30, 2018, the fair value of SBA loans held for sale was obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and was classified as Level 2 in the fair value hierarchy. At December 31, 2018, the fair value of SBA loans held for sale reflects management’s estimate based on the weighted average price of SBA loans sold to investors during the prior quarter and is classified as Level 3 in the fair value hierarchy.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents a reconciliation of derivative assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2018 and 2017:

(In thousands)	2018	2017

Beginning balance	$380	$-
Unrealized gains recognized in earnings	658	-
Net settlements	(380)	-

Ending balance	$658	$-

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Gains recognized in earnings for the three months ended December 31, 2018 attributable to Level 3 assets held at the balance sheet date were $658,000.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a recurring basis as of December 31, 2018 and September 30, 2018.

Financial Instrument	Significant Unobservable Inputs	Range of Inputs	Range of Inputs
		December 31, 2018	September 30, 2018
Interest rate lock commitments	Pull-through rate	69% - 97%	72% - 95%
	Direct costs to close	1%	1% - 3%

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At December 31, 2018 and September 30, 2018, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At December 31, 2018 and September 30, 2018, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the three-month periods ended December 31, 2018 and 2017, the Company recognized provisions for loan losses of $194,000 and $2,000, respectively, for impaired loans.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loan Servicing Rights. Loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At December 31, 2018, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 10.28% to 21.19% with a weighted average of 13.10% and prepayment speed assumptions ranging from 5.03% to 16.38% with a weighted average rate of 11.18%. At September 30, 2018, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 10.84% to 23.22% with a weighted average of 14.63% and prepayment speed assumptions ranging from 4.32% to 14.43% with a weighted average rate of 10.08%. Impairment of the loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company did not recognize any impairment charges on loan servicing rights for the three-month periods ended December 31, 2018 and 2017.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At December 31, 2018, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 18.4% with a weighted average of 15.9%. At September 30, 2018, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 100.0% with a weighted average of 48.9%. The Company did not recognize any charges to write down other real estate owned to fair value for the three month period ended December 31, 2018. The Company recognized charges of $10,000 to write down other real estate owned to fair value for the three month period ended December 31, 2017.

Transfers Between Categories. As previously described, management used different valuation methodologies related to SBA loans held for sale at December 31, 2018 and September 30, 2018, resulting in a change in classification from Level 2 to Level 3 for those types of instruments. Other than that change, there were no transfers into or out of Levels 1, 2, or 3 of the fair value hierarchy for the three month periods ended December 31, 2018 and 2017.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale effective July 1, 2018, including all loans originated by the newly formed wholesale lending division. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status as of December 31, 2018 or September 30, 2018.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of December 31, 2018 and September 30, 2018.

(In thousands)	Aggregate Fair Value December 31, 2018	Aggregate Principal Balance December 31, 2018	Difference

Residential mortgage loans held for sale	$15,920	$15,331	$589

(In thousands)	Aggregate Fair Value September 30, 2018	Aggregate Principal Balance September 30, 2018	Difference

Residential mortgage loans held for sale	$9,952	$9,695	$257

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three month periods ended December 31, 2018 and 2017:

(In thousands)	2018	2017

Gains – included in mortgage banking income	$589	$-
Interest income	154	-

	$743	$-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

GAAP requires disclosure of fair value information about financial instruments for interim reporting periods, whether or not recognized in the consolidated balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company's financial instruments are as follows. In accordance with the Company’s adoption of Accounting Standards Update (“ASU”) 2016-01 effective October 1, 2018, the table below for December 31, 2018 presents the fair values measured using an exit price notion. The fair value of loans at September 30, 2018 was measured using an entry price notion.

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2018:
Financial assets:
Cash and due from banks	$11,524	$11,524	$-	$-
Interest-bearing deposits with banks	24,820	24,820	-	-
Interest-bearing time deposits	2,991	-	2,978	-
Securities available for sale	186,260	-	186,260	-
Securities held to maturity	2,570	-	2,897	-
Residential mortgage loans held for sale	15,920	-	15,920	-
SBA loans held for sale	22,032	-	-	24,128

Loans, net	734,061	-	-	698,595

FRB and FHLB stock	10,196	N/A	N/A	N/A
Accrued interest receivable	4,808	-	4,808	-
Loan servicing rights (included in other assets)	2,554	-	-	2,614
Derivative assets (included in other assets)	658	-	-	658
Financial liabilities:
Deposits	832,073	-	-	830,814
Short-term repurchase agreements	1,352	-	1,352	-
Borrowings from FHLB	107,019	-	102,984	-
Subordinated note	19,678	-	19,678	-
Accrued interest payable	996	-	996	-
Advance payments by borrowers for taxes and insurance	855	-	855	-
Derivative liabilities (included in other liabilities)	132	-	132	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2018:
Financial assets:
Cash and due from banks	$14,191	$14,191	$-	$-
Interest-bearing deposits with banks	28,083	28,083	-	-
Interest-bearing time deposits	2,501	-	2,494	-
Securities available for sale	184,373	-	184,373	-
Securities held to maturity	2,607	-	2,896	-
Residential mortgage loans held for sale	10,466	-	10,476	-
SBA loans held for sale	21,659	-	23,488	-
Loans, net	704,271	-	-	673,652
FRB and FHLB stock	9,621	N/A	N/A	N/A
Accrued interest receivable	4,287	-	4,287	-
Loan servicing rights (included in other assets)	2,405	-	-	2,405
Derivative assets (included in other assets)	421	-	41	380

Financial liabilities:
Deposits	811,112	-	-	809,305
Short-term repurchase agreements	1,352	-	1,352	-
Borrowings from FHLB	90,000	-	84,175	-
Subordinated note	19,661	-	19,661	-
Accrued interest payable	743	-	743	-
Advance payments by borrowers for taxes and insurance	1,218	-	1,218	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan therefore no compensation expense was recognized for the three-month periods ended December 31, 2018 and 2017. The ESOP trust held 151,509 and 151,999 shares of Company common stock at December 31, 2018 and September 30, 2018, respectively.

10.	Stock Based Compensation Plans

The Company maintains two equity incentive plans under which stock options and restricted stock have or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, and the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At December 31, 2018, 8,658 shares of the Company’s common stock were available for issuance under the 2010 Plan as stock options and 11,661 shares of the Company’s common stock were available for issuance under the 2016 Plan, consisting of 10,255 stock options and 1,406 shares of restricted stock.

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

The fair value of options granted during the three-month period ended December 31, 2018 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5 years
Weighted average fair value at grant date	$6.13

A summary of stock option activity as of December 31, 2018, and changes during the three-month period then ended is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)

Outstanding at beginning of period	150,033	$24.88
Granted	2,400	59.23
Exercised	(10,500)	14.53
Forfeited or expired	(450)	40.09
Outstanding at end of period	141,483	$26.18	4.2	$3,758
Vested and expected to vest	141,483	$26.18	4.2	$3,758
Exercisable at end of period	101,856	$18.57	2.7	$3,402

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The intrinsic value of stock options exercised during the three-month period ended December 31, 2018 was $470,000. The intrinsic value of stock options exercised during the three-month period ended December 31, 2017 was $355,000. The Company recognized compensation expense related to stock options of $18,000 and $16,000 for the three-month periods ended December 31, 2018 and 2017, respectively. At December 31, 2018, there was $231,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over the remaining vesting period of 4.9 years.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three-month periods ended December 31, 2018 and 2017 was $41,000 and $37,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of December 31, 2018 and changes during the three-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2018	14,812	$41.20
Granted	2,500	$59.23
Vested	(3,653)	$40.99
Forfeited	(171)	$40.09
Nonvested at December 31, 2018	13,488	$44.61

There were 3,653 restricted shares vested during the three-month period ended December 31, 2018 with a total fair value of $216,000. There were 3,453 restricted shares that vested during the three-month period ended December 30, 2017 with a total fair value of $195,000. At December 31, 2018, there was $580,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 4.9 years.

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

The tables below provide information on the Company’s derivative financial instruments as of December 31, 2018 and September 30, 2018.

(In thousands)	Notional Amount December 31, 2018	Asset Derivatives December 31, 2018	Liability Derivatives December 31, 2018

Interest rate lock commitments	$28,049	$658	$-
Forward mortgage loan sale contracts	24,750	-	132

	$52,799	$658	$132

(In thousands)	Notional Amount September 30, 2018	Asset Derivatives September 30, 2018	Liability Derivatives September 30, 2018

Interest rate lock commitments	$16,634	$380	$-
Forward mortgage loan sale contracts	13,750	41	-

	$30,384	$421	$-

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three-month periods ended December 31, 2018 and 2017 is as follows:

(In thousands)	2018	2017

Interest rate lock commitments	$278	$-
Forward mortgage loan sale contracts	(151)	-

	$127	$-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company and the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer was 1.25% for 2017 and is 1.875% for 2018. The Company and Bank met all capital adequacy requirements to which they are subject as of December 31, 2018 and September 30, 2018.

As of December 31, 2018, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk at either period.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2018:

Total capital (to risk-weighted assets):
Consolidated	$117,981	14.27%	$66,125	8.00%	N/A	N/A
Bank	105,646	12.79	66,067	8.00	$82,583	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$88,683	10.73%	$49,594	6.00%	N/A	N/A
Bank	96,026	11.63	49,550	6.00	$66,067	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$88,683	10.73%	$37,195	4.50%	N/A	N/A
Bank	96,026	11.63	37,163	4.50	$53,679	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$88,683	8.50%	$41,756	4.00%	N/A	N/A
Bank	96,026	9.23	41,603	4.00	$52,004	5.00%

As of September 30, 2018:

Total capital (to risk-weighted assets):
Consolidated	$114,911	14.50%	$63,402	8.00%	N/A	N/A
Bank	102,281	12.92	63,312	8.00	$79,140	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$85,927	10.84%	$47,551	6.00%	N/A	N/A
Bank	92,958	11.75	47,484	6.00	$63,312	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$85,927	10.84%	$35,663	4.50%	N/A	N/A
Bank	92,958	11.75	35,613	4.50	$51,441	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$85,927	8.39%	$40,982	4.00%	N/A	N/A
Bank	92,958	9.10	40,840	4.00	$51,050	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The adoption of this update as of October 1, 2018 did not have a material impact on the Company’s consolidated financial position or results of operation. See Note 15 for further discussion.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this update as of October 1, 2018 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new leases standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Management is evaluating the new guidance and expects to report increased assets and liabilities as a result of recording right-of-use assets and lease liabilities. However, based on current lease obligations, the adoption is expected to increase the Company’s consolidated balance sheets by less than 5% and not have a material impact on the Company’s and the Bank’s regulatory capital ratios.

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

The Company’s operations include three primary segments: core banking, SBA lending, and mortgage banking. The core banking segment originates residential, commercial and consumer loans and attracts deposits from its customer base. Net interest income from loans and investments that are funded by deposits and borrowings is the primary revenue for the core banking segment. The SBA lending segment originates loans guaranteed by the SBA, subsequently selling the guaranteed portion to outside investors. Net gains on sales of loans and net interest income are the primary sources of revenue for the SBA lending segment. The mortgage banking segment originates residential mortgage loans and sells them in the secondary market. Net gains on the sales of loans, income from derivative financial instruments and net interest income are the primary sources of revenue for the mortgage banking segment.

The core banking segment is comprised primarily by the Bank and First Savings Investments, Inc., while the SBA lending segment’s revenues are comprised primarily of net interest income and gains on the sales of SBA loans generated by Q2 beginning January 1, 2017 and SBA loan related income of the Bank prior to the formation of Q2. The mortgage banking segment operates as a separate division of the Bank and began operations in April 2018.

The following segment financial information has been derived from the internal financial statements of the Company which are used by management to monitor and manage financial performance. The accounting policies of the three segments are the same as those of the Company. The amounts reflected in the “Other” column in the below tables represent combined balances of the Company and the Captive, and are the primary differences between the sum of the segment amounts and consolidated totals, along with amounts to eliminate transactions between segments.

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
		(In thousands)
Three Months Ended December 31, 2018:
Net interest income	$8,820	$908	$154	$(306)	$9,576
Net gains on sales of loans, SBA	-	964		-	964
Mortgage banking income	27	-	3,262	-	3,289
Noncash items:
Provision for loan losses	(16)	331	-	-	315
Depreciation and amortization	452	12	20	-	484
Income tax expense (benefit)	670	-	(13)	(135)	522
Segment profit (loss)	2,934	353	(37)	(146)	3,104
Segment assets at December 31, 2018	1,048,386	70,127	17,059	(61,583)	1,073,989

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
		(In thousands)
Three Months Ended December 31, 2017:
Net interest income	$7,519	$527	$-	$7	$8,053
Net gains on sales of loans, SBA	-	1,539	-	-	1,539
Mortgage banking income	115	-	-	-	115
Noncash items:
Provision for loan losses	(394)	856	-	-	462
Depreciation and amortization	287	13	-	-	300
Income tax expense (benefit)	687	-	-	(65)	622
Segment profit	3,155	218	-	120	3,493
Segment assets at December 31, 2017	924,594	63,030		(57,472)	930,152

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

15.	Revenue from Contracts with Customers

As of October 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective approach. The adoption of the ASU had no material impact on the measurement or recognition of revenue; however, additional disclosures have been added in accordance with the ASU. See Note 13 for additional information on this new accounting standard.

All of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three-month periods ended December 31, 2018 and 2017:

	Three Months Ended
	December 31,
	2018	2017
	(In thousands)

Service charges on deposit accounts	$511	$377
ATM and interchange fees	453	363
Investment advisory income	57	110
Other	37	36
Revenue from contracts with customers	1,058	886

Gain on sale of securities	-	150
Gain on sale of SBA loans	964	1,539
Mortgage banking income	3,289	115
Increase in cash value of life insurance	111	107
Real estate lease income	158	-
Other	201	109
Other noninterest income	4,723	2,020

Total noninterest income	$5,781	$2,906

A description of the Company’s revenue streams accounted for under FASB ASC 606 follows:

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as wire fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs.

ATM and Interchange Fees: The Company earns ATM usage fees and interchange fees from debit cardholder transactions conducted through a payment network. ATM fees are recognized at the point in time the transaction occurs. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Investment Advisory Income: The Company earns trust, insurance commissions, brokerage commissions and annuities income from its contracts with customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted services and are generally assessed based on the market value of assets under management. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed. Other related fees, which are based on a fixed fee schedule, are recognized when the services are rendered.

Other Income: Other income from contracts with customers includes check cashing and cashier’s check fees, safe deposit box fees and cash advance fees. This revenue is recognized at the time the transaction is executed or over the period the Company satisfies the performance obligation.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2018 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three-month period ended December 31, 2018, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2018.

Comparison of Financial Condition at December 31, 2018 and September 30, 2018

Cash and Cash Equivalents. Cash and cash equivalents decreased $6.0 million from $42.3 million at September 30, 2018 to $36.3 million at December 31, 2018.

Loans. Net loans receivable increased $29.8 million, from $704.3 million at September 30, 2018 to $734.1 million at December 31, 2018, due primarily to increases in commercial real estate loans of $12.4 million and commercial business loans of $8.0 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Loans Held for Sale. Loans held for sale increased $5.9 million, from $32.1 million at September 30, 2018 to $38.0 million at December 31, 2018, due to increases in residential mortgage loans held for sale of $5.5 million and an increase in SBA loans held for sale of $373,000. The increase in residential mortgage loans held for sale is due to additional staff hired in 2018 for the purpose of expanding the Company’s mortgage banking activities. The Company originated $66.4 million of residential loans held for sale in the secondary market for the three-month period ended December 31, 2018 compared to $2.9 million in originations for the three-month period ended December 31, 2017 due to the expansion of the Bank’s mortgage lending division.

Securities Available for Sale. Securities available for sale increased $1.9 million, from $184.4 million at September 30, 2018 to $186.3 million at December 31, 2018, due primarily to purchases of $8.5 million and an increase in unrealized gains on securities available for sale of $1.8 million, which more than offset calls and maturities of $385,000 and principal repayments of $7.9 million.

Securities Held to Maturity. Investment securities held to maturity decreased $37,000 from September 30, 2018 to December 31, 2018. There were no purchases of securities held to maturity, and partial calls and principal repayments on mortgage-backed securities and municipal obligations totaled $37,000 during the three-month period ended December 31, 2018.

Deposits. Total deposits increased $21.0 million, from $811.1 million at September 30, 2018 to $832.1 million at December 31, 2018, due primarily to increases in interest bearing deposit accounts and non-interest bearing deposit accounts of $19.6 million and $1.4 million, respectively.

Borrowings. Borrowings from the FHLB increased $17.0 million, from $90.0 million at September 30, 2018 to $107.0 million at December 31, 2018. The increase in borrowings was primarily used to fund loan growth.

Equity. Stockholders’ equity attributable to the Company was $103.0 million at December 31, 2018 and increased $4.2 million from $98.8 million September 30, 2018 due primarily to retained net income of $2.6 million and an increase in net unrealized gains on securities available for sale of $1.4 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2018 and 2017

Overview. The Company reported net income of $2.9 million, or $1.24 per diluted share, for the three-month period ended December 31, 2018 compared to net income of $3.4 million, or $1.44 per diluted share, for the three-month period ended December 31, 2017. The annualized return on average assets and average equity were 1.11% and 11.82%, respectively, for the three-month period ended December 31, 2018. The annualized return on average assets and average equity were 1.49% and 14.58%, respectively, for the three-month period ended December 31, 2017. Net income for the quarter ended December 31, 2018 was negatively impacted by interest expense of $245,000, net of taxes, related to the Company’s issuance of $20.0 million of subordinated debt in September 2018, which amounted to $0.10 per diluted share for the quarter.

Net Interest Income. Net interest income increased $1.5 million, or 18.9%, for the three-month period ended December 31, 2018 as compared to the same period in 2017. Average interest-earning assets increased $130.5 million and average interest-bearing liabilities increased $67.8 million when comparing the two periods. The tax-equivalent net interest margin was 3.98% for 2018 compared to 3.88% for 2017.

Total interest income increased $2.4 million, or 25.2%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $130.5 million, from $859.3 million for 2017 to $989.8 million for 2018, and an increase in the average tax equivalent yield on interest-earning assets from 4.52% for 2017 to 4.88% for 2018. The majority of the increase in average interest-earning assets was attributable to loans, which increased $121.5 million compared to 2017.

Total interest expense increased $852,000, or 62.1%, due to an increase in the average balance of interest-bearing liabilities of $67.8 million, from $709.3 million for 2017 to $777.1 million for 2018, and an increase in the average cost of interest-bearing liabilities from 0.77% for 2017 to 1.15% for 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended December 31, 2018 and 2017. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21.0% for 2018 and 24.5% for 2017.

	Three Months Ended December 31,
	2018			2017
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$30,271	$153	2.02%	$29,463	$71	0.96%
Loans	763,637	9,828	5.15	642,130	7,702	4.80
Investment securities	156,570	1,783	4.56	144,049	1,624	4.51
Agency mortgage-backed securities	29,133	193	2.65	35,759	214	2.39
FRB and FHLB stock	10,171	121	4.76	7,934	90	4.54
Total interest-earning assets	989,782	12,078	4.88	859,335	9,701	4.52

Noninterest-earning assets	66,632			55,116
Total assets	$1,056,414			$914,451

Liabilities and equity:
NOW accounts	$178,846	$125	0.28%	$188,852	$126	0.27%
Money market deposit accounts	110,769	316	1.14	72,716	74	0.41
Savings accounts	119,010	23	0.08	91,614	17	0.07
Time deposits	242,435	960	1.58	225,539	645	1.14
Total interest-bearing deposits	651,060	1,424	0.87	578,721	862	0.60

Repurchase agreements	1,352	1	0.30	1,348	1	0.30
FHLB borrowings	104,999	478	1.82	129,280	510	1.58
Other borrowings (1)	19,667	322	6.55	-	-	-
Total interest-bearing liabilities	777,078	2,225	1.15	709,349	1,373	0.77

Noninterest-bearing deposits	167,917			101,131
Other noninterest-bearing liabilities	10,844			10,521
Total liabilities	955,839			821,001

Total stockholders’ equity	99,193			93,450
Noncontrolling interest in subsidiary	1,382			-
Total equity	$100,575			$93,450

Total liabilities and equity	$1,056,414			$914,451
Net interest income (taxable equivalent basis)		9,853			$8,328
Less: taxable equivalent adjustment		(277)			(275)
Net interest income		$9,576			$8,053
Interest rate spread			3.73%			3.75%
Net interest margin			3.98%			3.88%
Average interest-earning assets to average interest-bearing liabilities			127.37%			121.14%

(1)	Includes subordinated debt and federal funds purchased

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended December 31, 2018 and 2017. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$80	$2	$82
Loans	593	1,533	2,126
Investment securities	20	139	159
Agency mortgage-backed securities	28	(49)	(21)
FRB and FHLB stock	4	27	31
Total interest-earning assets	725	1,652	2,377

Interest expense:
Deposits	426	136	562
Borrowings (1)	307	(17)	290
Total interest-bearing liabilities	733	119	852

Net increase in net interest income (tax equivalent basis)	$(8)	$1,533	$1,525

(1) Includes FHLB borrowings, subordinated debt, federal funds purchased and repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $315,000 for the three-month period ended December 31, 2018 compared to $462,000, for the same period in 2017. Gross loans increased approximately $30.1 million for the three-month period ended December 31, 2018 compared to an increase of approximately $30.9 million for the three-month period ended December 31, 2017.

The Company recognized net charge-offs of $18,000 for the three-month period ended December 31, 2018 compared to net charge-offs of $43,000 for the same period in 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $2.9 million for the three months ended December 31, 2018 as compared to the same period in 2017. The increase was due primarily to an increase in mortgage banking income of $3.2 million, which was partially offset by a decrease in the net gain on sale of loans guaranteed by the SBA of $575,000. The increase in mortgage banking income is due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018.

Noninterest Expense. Noninterest expense increased $5.0 million for the three months ended December 31, 2018 as compared to the same period in 2017. The increase was due primarily to increases in compensation and benefits, occupancy and equipment, and other operating expenses of $3.2 million, $583,000 and $677,000, respectively. The increase in compensation and benefits expense is attributable to the addition of new employees to support the growth of the Company, including its mortgage banking and SBA lending activities, and normal salary and benefits adjustments. The increase in occupancy and equipment expense is primarily attributable to increases in lease and rental, depreciation and equipment, and software licensing expenses that are primarily related to the new mortgage banking activities. The increase in other operating expenses is primarily due to increases in loan expense related to the mortgage banking activities and insurance reserves and claims related to the Company’s captive insurance subsidiary.

Income Tax Expense. The Company recognized income tax expense of $522,000 for the three months ended December 31, 2018, for an effective tax rate of 14.4%, as compared to income tax expense of $622,000, for an effective tax rate of 15.1%, for the same period in 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2018, the Bank had cash and cash equivalents of $36.3 million and securities available-for-sale with a fair value of $186.3 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2018, the Company (unconsolidated basis) had liquid assets of $10.2 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of December 31, 2018, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.23%, 11.63%, 11.63% and 12.79%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At December 31, 2018, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company's financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

For the three-month period ended December 31, 2018, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

	At December 31, 2018		At September 30, 2018
	One Year Horizon		One Year Horizon
Immediate Change in the Level of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in thousands)
300bp	$(4,650)	(12.28)%	$(1,821)	(4.92)%
200bp	(1,088)	(2.87)	764	2.06
100bp	(227)	(0.60)	410	1.11
(100)bp	197	0.52	(415)	(1.12)

At December 31, 2018, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $227,000, or 0.60%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 2.87% and 12.28%, respectively. Conversely, an immediate and sustained decrease in rates of 1.00% will increase our net interest income by $197,000, or 0.52%, over a one year horizon compared to a flat interest rate scenario. All estimated changes presented in the above table are within the policy guidelines approved by the Company’s Board of Directors.

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

During the quarter ended December 31, 2018, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.         Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2018 which could materially affect our business, financial condition or future results. Other than as noted below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K, however, these are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

A federal government shutdown could have a material adverse effect on our SBA lending program.

The failure of Congress to pass, or a presidential veto of, legislation that provides funding to federal government results in the cessation of operations of certain government agencies and is commonly known as a government shutdown.  Due to interpretation of the 1884 Antideficiency Act, a government shutdown results in the cessation of the operations of the SBA.  If a government shutdown occurs, our ability to both originate loans guaranteed under the SBA 7(a) program and sell the guaranteed portion of our SBA 7(a) program loans in the secondary market would be impaired, which could adversely affect our business and earnings.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended December 31, 2018:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2018 through October 31, 2018	-	$-	-	60,472
November 1, 2018 through November 30, 2018	-	$-	-	60,472
December 1, 2018 through December 31, 2018	540	$59.23	540	59,932
Total	540	$59.23	540	59,932

(1) On November 16, 2012, the Company announced that its Board of Directors authorized a stock repurchase program to acquire up to 230,217 shares, or 10.0% of the Company’s outstanding common stock. Under the program, repurchases are to be conducted through open market purchases or privately negotiated transactions, and are to be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. Repurchased shares are held in treasury.

Item 3.           Defaults upon Senior Securities

Not applicable.

Item 4.           Mine Safety Disclosures

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.          Other Information

None.

Item 6.          Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated February 8, 2019	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated February 8, 2019	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-64-