Form 10-Q
period 2019-03-31
First Savings Financial Group Inc
filed 2019-05-10
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities Registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	FSFG	The NASDAQ Stock Market, LLC
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

The number of shares outstanding of the registrant’s common stock as of April 30, 2019 was 2,344,836.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
(In thousands, except share and per share data)	2019	2018

ASSETS
Cash and due from banks	$11,617	$14,191
Interest-bearing deposits with banks	28,825	28,083
Total cash and cash equivalents	40,442	42,274

Interest-bearing time deposits	2,963	2,501
Securities available for sale, at fair value	191,082	184,373
Securities held to maturity	2,465	2,607

Loans held for sale, residential mortgage ($25,017 at fair value in 2019; $9,952 at fair value in 2018)	25,017	10,466
Loans held for sale, Small Business Administration	23,786	21,659
Loans, net of allowance for loan losses of $9,934 and $9,323	762,661	704,271

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	10,196	9,621
Premises and equipment	18,488	13,013
Other real estate owned, held for sale	1,917	103
Accrued interest receivable:
Loans	2,882	2,687
Securities	1,720	1,600
Cash surrender value of life insurance	26,224	19,966
Goodwill	9,848	9,848
Core deposit intangibles	1,523	1,727
Other assets	8,508	7,690

Total Assets	$1,129,722	$1,034,406

LIABILITIES
Deposits:
Noninterest-bearing	$162,901	$167,705
Interest-bearing	661,869	643,407
Total deposits	824,770	811,112

Repurchase agreements	1,353	1,352
Borrowings from Federal Home Loan Bank	160,938	90,000
Other borrowings	19,695	19,661
Accrued interest payable	1,325	743
Advance payments by borrowers for taxes and insurance	1,274	1,218
Accrued expenses and other liabilities	10,438	10,075
Total Liabilities	1,019,793	934,161

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,565,606 shares (2,560,907 at September 30, 2018); outstanding 2,344,836 shares (2,292,021 shares at September 30, 2018)	26	26
Additional paid-in capital	27,500	27,630
Retained earnings - substantially restricted	82,266	76,523
Accumulated other comprehensive income	4,089	382
Unearned stock compensation	(534)	(479)
Less treasury stock, at cost - 220,770 shares (268,886 shares at September 30, 2018)	(4,659)	(5,269)
Total First Savings Financial Group, Inc. Stockholders' Equity	108,688	98,813

Noncontrolling interests in subsidiary	1,241	1,432
Total Equity	109,929	100,245

Total Liabilities and Equity	$1,129,722	$1,034,406

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except share and per share data)	2019	2018	2019	2018

INTEREST INCOME
Loans, including fees	$10,211	$8,173	$20,021	$15,860
Securities:
Taxable	727	809	1,474	1,586
Tax-exempt	1,006	899	1,976	1,700
Dividend income	142	149	263	239
Interest-bearing deposits with banks	221	116	374	187
Total interest income	12,307	10,146	24,108	19,572

INTEREST EXPENSE
Deposits	1,607	807	3,031	1,669
Repurchase agreements	1	1	2	2
Borrowings from Federal Home Loan Bank	520	615	998	1,125
Other borrowings	318	-	640	-
Total interest expense	2,446	1,423	4,671	2,796

Net interest income	9,861	8,723	19,437	16,776
Provision for loan losses	340	371	655	833

Net interest income after provision for loan losses	9,521	8,352	18,782	15,943

NONINTEREST INCOME
Service charges on deposit accounts	449	399	960	776
ATM and interchange fees	446	299	899	662
Net gain on sales of available for sale securities	1	-	1	-
Net gain (loss) on trading account securities	-	(59)	-	91
Net gain on sales of loans, Small Business Administration	521	1,488	1,485	3,027
Mortgage banking income	5,074	53	8,363	168
Increase in cash surrender value of life insurance	147	106	258	213
Commission income	77	98	134	226
Real estate lease income	157	1	315	1
Net gain on sale of premises and equipment	8	8	9	15
Other income	209	174	446	294
Total noninterest income	7,089	2,567	12,870	5,473

NONINTEREST EXPENSE
Compensation and benefits	8,240	4,408	15,497	8,419
Occupancy and equipment	1,420	923	2,745	1,665
Data processing	479	1,224	906	1,571
Advertising	567	178	963	295
Professional fees	504	493	964	866
FDIC insurance premiums	112	128	178	247
Net (gain) loss on other real estate owned	7	(22)	(14)	(178)
Other operating expenses	1,551	1,027	3,057	1,856
Total noninterest expense	12,880	8,359	24,296	14,741
Income before income taxes	3,730	2,560	7,356	6,675
Income tax expense	466	338	988	960
Net Income	3,264	2,222	6,368	5,715
Less: net income (loss) attributable to noncontrolling interests	(269)	576	(96)	663
Net Income Attributable to First Savings Financial Group, Inc.	$3,533	$1,646	$6,464	$5,052

Net income per share:
Basic	$1.53	$0.73	$2.82	$2.26
Diluted	$1.50	$0.69	$2.73	$2.14

Weighted average shares outstanding:
Basic	2,307,155	2,251,425	2,295,788	2,239,823
Diluted	2,360,004	2,370,260	2,366,524	2,363,606

Dividends per share	$0.16	$0.15	$0.31	$0.29

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2019	2018	2019	2018

Net Income	$3,264	$2,222	$6,368	$5,715

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	2,964	(2,023)	4,744	(3,332)
Income tax benefit (expense)	(646)	441	(1,036)	733
Net of tax amount	2,318	(1,582)	3,708	(2,599)

Less: reclassification adjustment for realized gains included in net income	(1)	-	(1)	-
Income tax expense	-	-	-	-
Net of tax amount	(1)	-	(1)	-

Other Comprehensive Income (Loss)	2,317	(1,582)	3,707	(2,599)

Comprehensive Income	5,581	640	10,075	3,116
Less: comprehensive income (loss) attributable to noncontrolling interests	(269)	576	(96)	663

Comprehensive Income Attributable to First Savings Financial Group, Inc.	$5,850	$64	$10,171	$2,453

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total

Six Months Ended March 31, 2018:
Balances at October 1, 2017	$25	$27,798	$67,583	$4,158	$(571)	$(5,878)	$-	$93,115

Net income	-	-	5,052	-	-	-	663	5,715

Other comprehensive loss	-	-	-	(2,599)	-	-	-	(2,599)

Reclassification from AOCI to retained earnings for change in federal tax rate	-	-	(619)	619	-	-	-	-

Common stock dividends - $0.29 per share	-	-	(655)	-	-	-	-	(655)

Restricted stock grants - 1,000 shares	1	56	-	-	(57)	-	-	-

Stock compensation expense	-	32	-	-	74	-	-	106

Stock option exercises - 42,296 shares	-	(209)	-	-	-	787	-	578

Purchase of 6,729 treasury shares	-	-	-	-	-	(433)	-	(433)

Balances at March 31, 2018	$26	$27,677	$71,361	$2,178	$(554)	$(5,524)	$663	$95,827

Six Months Ended March 31, 2019:
Balances at October 1, 2018	$26	$27,630	$76,523	$382	$(479)	$(5,269)	$1,432	$100,245

Net income	-	-	6,464	-	-	-	(96)	6,368

Other comprehensive income	-	-	-	3,707	-	-	-	3,707

Common stock dividends - $0.31 per share	-	-	(721)	-	-	-	-	(721)

Distributions to noncontrolling interests	-	-	-	-	-	-	(95)	(95)

Restricted stock grants, net of forfeitures - 2,329 shares	-	141	-	-	(141)	-	-	-

Stock compensation expense	-	35	-	-	86	-	-	121

Stock option exercises - 61,484 shares	-	(306)	-	-	-	1,183	-	877

Purchase of 10,968 treasury shares	-	-	-	-	-	(573)	-	(573)

Balances at March 31, 2019	$26	$27,500	$82,266	$4,089	$(534)	$(4,659)	$1,241	$109,929

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,368	$5,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	655	833
Depreciation and amortization	860	634
Amortization of premiums and accretion of discounts on securities, net	240	274
Decrease in trading account securities	-	1,426
Amortization and accretion of fair value adjustments on loans, net	(318)	(186)
Loans originated for sale	(200,737)	(63,144)
Proceeds on sales of loans	191,800	71,516
Net realized and unrealized gain on loans held for sale	(7,762)	(3,195)
Net realized and unrealized gain on other real estate owned	(25)	(216)
Net gain on sales of available for sale securities	(1)	-
Increase in cash surrender value of life insurance	(258)	(213)
Net gain on sale of premises and equipment	(9)	(15)
Deferred income taxes	279	874
Stock compensation expense	120	106
Increase in accrued interest receivable	(315)	(149)
Increase in accrued interest payable	582	32
Change in other assets and liabilities, net	(1,178)	(3,691)
Net Cash Provided By (Used In) Operating Activities	(9,699)	10,601

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(690)	(490)
Proceeds from sales and maturities of interest-bearing time deposits	245	3,986
Purchase of securities available for sale	(18,296)	(16,161)
Proceeds from sales of securities available for sale	226	32,262
Proceeds from maturities of securities available for sale	3,505	1,280
Proceeds from maturities of securities held to maturity	132	120
Principal collected on securities	12,354	7,127
Net increase in loans	(59,358)	(61,980)
Proceeds from redemption of Federal Reserve Bank stock	-	21
Purchase of Federal Home Loan Bank stock	(575)	(2,562)
Investment in cash surrender value of life insurance	(6,000)	-
Proceeds from life insurance	-	540
Proceeds from sale of other real estate owned	123	606
Purchase of premises and equipment	(7,992)	(643)
Proceeds from sales of premises and equipment	51	-
Net cash received in the acquisition of Dearmin Bancorp and FNBO	-	6,667
Net Cash Used In Investing Activities	(76,275)	(29,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,658	(2,360)
Net increase in repurchase agreements	1	2
Increase (decrease) in Federal Home Loan Bank line of credit	5,938	(3,842)
Proceeds from Federal Home Loan Bank advances	95,000	179,500
Repayment of Federal Home Loan Bank advances	(30,000)	(149,500)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	56	(232)
Proceeds from exercise of stock options	337	189
Taxes paid on stock award shares for employees	(32)	(46)
Dividends paid on common stock	(721)	(314)
Distributions to noncontrolling interests	(95)	-
Net Cash Provided By Financing Activities	84,142	23,397

Net Increase (Decrease) in Cash and Cash Equivalents	(1,832)	4,771

Cash and cash equivalents at beginning of period	42,274	34,259

Cash and Cash Equivalents at End of Period	$40,442	$39,030

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2019, the results of operations for the three- and six-month periods ended March 31, 2019 and 2018, and the cash flows for the six-month periods ended March 31, 2019 and 2018. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Pursuant to the terms of the merger agreement, FNBO stockholders received $265.00 in cash for each share of FNBO common stock for total cash consideration of $10.6 million. Under the acquisition method of accounting, the purchase price is assigned to the identifiable assets acquired and liabilities assumed based on their fair values, net of applicable income tax effects. In accounting for the acquisition, the excess of cost over the fair value of the acquired net assets of $1.9 million was recorded as goodwill. Transaction and integration costs related to the acquisition totaling $1.3 million were expensed as incurred for the three-month and six-month periods ended March 31, 2018. No transaction and integration costs were recognized for the three- and six-month periods ended March 31, 2019.

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

Trading Account Securities

Prior to June 30, 2018, the Company invested in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account was managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. During May 2018, the Company ceased its trading activity and had no trading account securities at September 30, 2018 or March 31, 2019. As such, there were no gains or losses on trading account securities during the three and six-month periods ended March 31, 2019. During the three-month period ended March 31, 2018, the Company reported a net loss on trading account securities of $59,000. During the six-month period ended March 31, 2018, the Company reported a net gain on trading account securities of $91,000.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2019:
Securities available for sale:

Agency mortgage-backed	$23,529	$179	$215	$23,493
Agency CMO	11,709	42	121	11,630
Privately-issued CMO	1,314	122	3	1,433
Privately-issued ABS	1,128	255	-	1,383
SBA certificates	1,196	42	5	1,233
Municipal bonds	146,951	5,157	198	151,910

Total securities available for sale	$185,827	$5,797	$542	$191,082

Securities held to maturity:

Agency mortgage-backed	$125	$7	$-	$132
Municipal bonds	2,340	389	-	2,729

Total securities held to maturity	$2,465	$396	$-	$2,861

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2018:
Securities available for sale:

Agency mortgage-backed	$31,686	$90	$646	$31,130
Agency CMO	10,754	-	313	10,441
Privately-issued CMO	1,434	148	3	1,579
Privately-issued ABS	1,538	346	-	1,884
SBA certificates	1,305	53	7	1,351
Municipal bonds	137,144	2,189	1,345	137,988

Total securities available for sale	$183,861	$2,826	$2,314	$184,373

Securities held to maturity:

Agency mortgage-backed	$134	$8	$-	$142
Municipal bonds	2,473	281	-	2,754

Total securities held to maturity	$2,607	$289	$-	$2,896

The amortized cost and fair value of investment securities as of March 31, 2019 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$2,957	$2,975	$245	$284
Due after one year through five years	20,501	21,072	990	1,152
Due after five years through ten years	30,716	31,876	840	984
Due after ten years	92,777	95,987	265	309
CMO	13,023	13,063	-	-
ABS	1,128	1,383	-	-
SBA certificates	1,196	1,233	-	-
Mortgage-backed securities	23,529	23,493	125	132

	$185,827	$191,082	$2,465	$2,861

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at March 31, 2019 and September 30, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
March 31, 2019:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	2	$2,309	$1

Total less than twelve months	2	2,309	1

Continuous loss position more than twelve months:
Agency mortgage-backed	19	12,542	214
Agency CMO	12	8,569	121
Privately-issued CMO	1	37	3
SBA certificates	1	519	5
Municipal bonds	23	11,312	198

Total more than twelve months	56	32,979	541

Total securities available for sale	58	$35,288	$542

September 30, 2018:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	15	$14,814	$313
Agency CMO	4	2,560	54
Municipal bonds	93	44,162	944

Total less than twelve months	112	61,536	1,311

Continuous loss position more than twelve months:
Agency mortgage-backed	11	9,283	333
Agency CMO	9	7,881	259
Privately-issued CMO	1	37	3
SBA certificates	1	617	7
Municipal bonds	8	6,106	401

Total more than twelve months	30	23,924	1,003

Total securities available for sale	142	$85,460	$2,314

At March 31, 2019 and September 30, 2018, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at March 31, 2019, which consisted of U.S. government agency mortgage backed securities and CMOs, privately issued CMOs, SBA certificates and municipal bonds, had a fair value as a percentage of amortized cost of 98.49%. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At March 31, 2019, the Company held fourteen privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $1.2 million and fair value of $1.4 million that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various nationally recognized statistical rating organizations (“NRSROs”).

At March 31, 2019, one privately-issued CMO was in a loss position and had depreciated approximately 8.25% from the Company’s carrying value and was collateralized by residential mortgage loans. This security had a total fair value of $37,000 and a total unrealized loss of $3,000 at March 31, 2019, and was rated below investment grade by NRSROs. Based on the independent third party analysis of the expected cash flows, management has determined that no other-than-temporary impairment is required to be recognized on the remaining privately issued CMO and ABS portfolios. While the Company does not anticipate additional credit-related impairment losses at March 31, 2019, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future, and therefore, require a credit related impairment charge.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

During the three and six-month periods ended March 31, 2019, the Company realized gross gains on sales of available for sale securities of $1,000, and no gross losses. During the three and six-month periods ended March 31, 2018, the Company did not realize any gross gains or losses on sales of available for sale securities.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at March 31, 2019 and September 30, 2018, and may be pledged to secure federal funds borrowings.

4.	Loans and Allowance for Loan Losses

Loans at March 31, 2019 and September 30, 2018 consisted of the following:

	March 31, 2019	September 30, 2018
	(In thousands)
Real estate mortgage:
1-4 family residential	$198,526	$195,274
Commercial	383,754	343,498
Multifamily residential	34,430	28,814
Residential construction	16,209	19,527
Commercial construction	7,966	8,669
Land and land development	11,812	10,504
Commercial business	77,591	67,786

Consumer:
Home equity	24,946	24,635
Auto	14,146	11,720
Other consumer	2,915	2,918
Total Loans	772,295	713,345

Deferred loan origination fees and costs, net	300	249
Allowance for loan losses	(9,934)	(9,323)

Loans, net	$762,661	$704,271

During the six-month period ended March 31, 2019, there was no significant change in the Company’s lending activities or the methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

At March 31, 2019 and September 30, 2018, the balance of other real estate owned includes $79,000 and $103,000, respectively, of residential real estate properties where physical possession has been obtained. At March 31, 2019 and September 30, 2018, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $967,000 and $1.3 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of March 31, 2019:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$198,526	$383,754	$34,430	$24,175	$11,812	$77,591	$42,007	$772,295

Accrued interest receivable	610	1,510	91	111	42	443	75	2,882

Net deferred loan origination fees and costs	(87)	156	(38)	(6)	(6)	314	(33)	300

Recorded investment in loans	$199,049	$385,420	$34,483	$24,280	$11,848	$78,348	$42,049	$775,477

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,474	$8,725	$-	$-	$-	$297	$220	$13,716

Collectively evaluated for impairment	194,575	376,695	34,483	24,280	11,848	78,051	41,829	761,761

Ending balance	$199,049	$385,420	$34,483	$24,280	$11,848	$78,348	$42,049	$775,477

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of March 31, 2019 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$-	$963	$-	$-	$-	$70	$11	$1,044

Collectively evaluated for impairment	220	5,733	232	515	237	1,465	488	8,890

Ending balance	$220	$6,696	$232	$515	$237	$1,535	$499	$9,934

An analysis of the allowance for loan losses as of September 30, 2018 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$7	$492	$-	$-	$-	$-	$12	$511

Collectively evaluated for impairment	267	6,333	195	580	210	1,041	186	8,812

Ending balance	$274	$6,825	$195	$580	$210	$1,041	$198	$9,323

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2019 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$249	$6,716	$158	$693	$219	$1,288	$297	$9,620
Provisions	(28)	(20)	74	(178)	18	246	228	340
Charge-offs	(9)	-	-	-	-	-	(39)	(48)
Recoveries	8	-	-	-	-	1	13	22

Ending balance	$220	$6,696	$232	$515	$237	$1,535	$499	$9,934

An analysis of the changes in the allowance for loan losses for the six months ended March 31, 2019 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$274	$6,825	$195	$580	$210	$1,041	$198	$9,323
Provisions	(58)	(129)	37	(65)	27	493	350	655
Charge-offs	(10)	-	-	-	-	-	(81)	(91)
Recoveries	14	-	-	-	-	1	32	47

Ending balance	$220	$6,696	$232	$515	$237	$1,535	$499	$9,934

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of March 31, 2019 and for the three and six months ended March 31, 2019 and 2018.

	At March 31, 2019			Three Months Ended March 31,				Six Months Ended March 31,
				2019	2019	2018	2018	2019	2019	2018	2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,474	$4,965	$-	$5,132	$29	$5,247	$35	$5,203	$63	$5,136	$71
Commercial real estate	6,261	6,445	-	6,616	80	6,941	80	6,675	162	6,610	144
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	29	-	12	-	29	-
Commercial business	200	209	-	277	2	361	4	283	4	291	6
Consumer	111	115	-	118	1	121	1	119	2	110	2
	$11,046	$11,734	$-	$12,143	$112	$12,699	$120	$12,292	$231	$12,176	$223

Loans with an allowance recorded:
Residential real estate	$-	$-	$-	$91	$-	$255	$-	$172	$-	$272	$-
Commercial real estate	2,464	2,538	963	2,104	-	-	-	1,722	-	-	-
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	97	80	70	20	-	-	-	11	-	-	-
Consumer	109	109	11	153	-	129	-	164	-	124	-
	$2,670	$2,727	$1,044	$2,368	$-	$384	$-	$2,069	$-	$396	$-

Total:
Residential real estate	$4,474	$4,965	$-	$5,223	$29	$5,502	$35	$5,375	$63	$5,408	$71
Commercial real estate	8,725	8,983	963	8,720	80	6,941	80	8,397	162	6,610	144
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	29	-	12	-	29	-
Commercial business	297	289	70	297	2	361	4	294	4	291	6
Consumer	220	224	11	271	1	250	1	283	2	234	2
	$13,716	$14,461	$1,044	$14,511	$112	$13,083	$120	$14,361	$231	$12,572	$223

The Company did not recognize any interest income using the cash receipts method during the three- and six-month periods ended March 31, 2019 and 2018.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2019:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,446	$141	$2,587
Commercial real estate	2,529	-	2,529
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	97	-	97
Consumer	143	15	158

Total	$5,215	$156	$5,371

The following table presents the recorded investment in nonperforming loans at September 30, 2018:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,711	$91	$2,802
Commercial real estate	1,284	-	1,284
Multifamily	-	-	-
Construction	-	-	-
Land and land development	27	-	27
Commercial business	-	-	-
Consumer	160	-	160

Total	$4,182	$91	$4,273

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at March 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,423	$71	$782	$3,276	$195,773	$199,049
Commercial real estate	843	29	2,057	2,929	382,491	385,420
Multifamily	-	-	-	-	34,483	34,483
Construction	-	-	-	-	24,280	24,280
Land and land development	39	48	-	87	11,761	11,848
Commercial business	53	-	96	149	78,199	78,348
Consumer	78	1	15	94	41,955	42,049

Total	$3,436	$149	$2,950	$6,535	$768,942	$775,477

The following table presents the aging of the recorded investment in past due loans at September 30, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,088	$649	$1,202	$3,939	$191,862	$195,801
Commercial real estate	696	-	210	906	344,099	345,005
Multifamily	-	-	-	-	28,865	28,865
Construction	-	-	-	-	28,347	28,347
Land and land development	-	27	-	27	10,497	10,524
Commercial business	7	-	-	7	68,419	68,426
Consumer	43	37	32	112	39,201	39,313

Total	$2,834	$713	$1,444	$4,991	$711,290	$716,281

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of March 31, 2019, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$194,698	$375,796	$33,998	$24,280	$11,848	$75,176	$41,979	$757,775
Special Mention	-	1,063	-	-	-	400	-	1,463
Substandard	4,285	8,561	485	-	-	2,772	67	16,170
Doubtful	66	-	-	-	-	-	3	69
Loss	-	-	-	-	-	-	-	-

Total	$199,049	$385,420	$34,483	$24,280	$11,848	$78,348	$42,049	$775,477

As of September 30, 2018, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$190,647	$338,256	$28,365	$28,347	$10,207	$66,162	$39,246	$701,230
Special Mention	19	-	-	-	290	-	-	309
Substandard	5,061	6,749	500	-	27	2,264	67	14,668
Doubtful	74	-	-	-	-	-	-	74
Loss	-	-	-	-	-	-	-	-

Total	$195,801	$345,005	$28,865	$28,347	$10,524	$68,426	$39,313	$716,281

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

The following table summarizes the Company’s recorded investment in TDRs at March 31, 2019 and September 30, 2018. There was no specific reserve included in the allowance for loan losses related to TDRs at March 31, 2019. There was $5,000 of specific reserve included in the allowance for loan losses related to TDRs at September 30, 2018.

	Accruing	Nonaccrual	Total
	(In thousands)
March 31, 2019:
Residential real estate	$2,028	$293	$2,321
Commercial real estate	6,196	65	6,261
Commercial business	200	-	200
Consumer	77	-	77
Total	$8,501	$358	$8,859

September 30, 2018:
Residential real estate	$2,396	$21	$2,417
Commercial real estate	6,435	65	6,500
Commercial business	231	-	231
Consumer	83	-	83
Total	$9,145	$86	$9,231

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

There were no TDRs that were restructured during the three- and six-month periods ended March 31, 2019.

The following table summarizes information in regard to TDRs that were restructured during the three- and six-month periods ended March 31, 2018:

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

At March 31, 2019 and September 30, 2018, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the three- and six-month periods ended March 31, 2019 and 2018. There was no specific allowance for loan losses related to TDRs modified during the three- and six-month periods ended March 31, 2019 and 2018. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the six-month period ended March 31, 2019, the Company had one TDR with an outstanding balance of $114,000 that was modified within the previous twelve months and for which there was a payment default. During the three month period ended March 31, 2019 and the three- and six-month periods ended March 31, 2018, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

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

The unpaid principal balance of SBA loans serviced for others was $137.6 million, $120.6 million and $96.9 million at March 31, 2019, September 30, 2018 and March 31, 2018, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $9,000 and $16,000 for the three- and six-month periods ended March 31, 2019, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $6,000 and $9,000 for the three- and six-month periods ended March 31, 2018, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $301,000 and $573,000 for the three- and six-month periods ended March 31, 2019, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $191,000 and $341,000 for the three- and six-month periods ended March 31, 2018, respectively. Net servicing income and costs are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three- and six-month periods ended March 31, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2019	2018	2019	2018
	(In thousands)
Balance, beginning of period	$2,554	$1,746	$2,405	$1,389
Servicing rights resulting from transfers of loans	192	438	443	867
Amortization	(151)	(68)	(253)	(140)
Change in valuation allowance	-	-	-	-

Balance, end of period	$2,595	$2,116	$2,595	$2,116

Residential mortgage loans originated for sale in the secondary market continue to be sold with servicing released.

The valuation allowance related to SBA loan servicing rights was $177,000 at March 31, 2019 and September 30, 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Deposits

Deposits at March 31, 2019 and September 30, 2018 consisted of the following:

	March 31, 2019	September 30, 2018
	(In thousands)

Noninterest-bearing demand deposits	$162,901	$167,705
NOW accounts	170,454	173,543
Money market accounts	104,691	107,124
Savings accounts	121,978	120,995
Retail time deposits	136,640	123,007
Brokered time deposits	128,106	118,738

Total	$824,770	$811,112

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	Supplemental Disclosure for Earnings Per Share

Earnings per share information is presented below for the three- and six-month periods ended March 31, 2019 and 2018.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$3,533	$1,646	$6,464	$5,052
Shares:
Weighted average common shares outstanding, basic	2,307,155	2,251,425	2,295,788	2,239,823

Net income per common share, basic	$1.53	$0.73	$2.82	$2.26

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$3,533	$1,646	$6,464	$5,052
Shares:
Weighted average common shares outstanding, basic	2,307,155	2,251,425	2,295,788	2,239,823
Add: Dilutive effect of outstanding options	50,205	113,176	65,650	117,518
Add: Dilutive effect of restricted stock	2,644	5,659	5,086	6,265
Weighted average common shares outstanding, as adjusted	2,360,004	2,370,260	2,366,524	2,363,606

Net income per common share, diluted	$1.50	$0.69	$2.73	$2.14

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three- and six-month periods ended March 31, 2019 and 2018. Stock options for 10,200 shares of common stock were excluded from the calculation of diluted net income per common share for the three- and six-month periods ended March 31, 2019, because their effect was antidilutive. There were no antidilutive stock options or restricted stock awards excluded from the calculation of diluted net income per share for the three- and six-month periods ended March 31, 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2019	2018
	(In thousands)
Cash payments for:
Interest	$4,095	$2,766
Income taxes (net of refunds received)	337	1,214

Noncash investing activities:
Transfers from loans held for sale to loans	-	560
Transfers from loans to foreclosed real estate	224	-
Proceeds from sales of foreclosed real estate financed through loans	47	427
Noncash exercise of stock options	542	387
Transfers from premises and equipment to other real estate owned	1,838	-

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2019 and September 30, 2018. The Company had no liabilities measured at fair value as of September 30, 2018.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2019:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency mortgage-backed	$-	$23,493	$-	$23,493
Agency CMO	-	11,630	-	11,630
Privately-issued CMO	-	1,433	-	1,433
Privately-issued ABS	-	1,383	-	1,383
SBA certificates	-	1,233	-	1,233
Municipal	-	151,910	-	151,910
Total securities available for sale	$-	$191,082	$-	$191,082
Residential mortgage loans held for sale – fair value option elected	$-	$25,017	$-	$25,017
Derivative assets (included in other assets)	$-	$-	$1,705	$1,705
Liabilities Measured – Recurring Basis:
Derivative liabilities (included in other liabilities)	$-	$384	$-	$384

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,474	$4,474
Commercial real estate	-	-	7,762	7,762
Commercial business	-	-	227	227
Consumer	-	-	209	209
Total impaired loans	$-	$-	$12,672	$12,672
SBA loans held for sale	$-	$-	$23,786	$23,786
Loan servicing rights	$-	$-	$2,595	$2,595
Other real estate owned, held for sale:
Residential real estate	$-	$-	$79	$79
Former bank premises	-	-	1,838	1,838
Total other real estate owned	$-	$-	$1,917	$1,917

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Other than SBA loans held for sale (see discussion below), there have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six-month period ended March 31, 2019.

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

SBA Loans Held for Sale. SBA loans held for sale are carried at the lower of cost or market value. At September 30, 2018, the fair value of SBA loans held for sale was obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and was classified as Level 2 in the fair value hierarchy. At March 31, 2019, the fair value of SBA loans held for sale reflects management’s estimate based on the weighted average price of SBA loans sold to investors during the prior quarter and is classified as Level 3 in the fair value hierarchy.

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

The table below presents a reconciliation of derivative assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and six-months ended March 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2019	2018	2019	2018

Beginning balance	$658	$-	$380	$-
Unrealized gains recognized in earnings, net of settlements	1,047	-	1,325	-

Ending balance	$1,705	$-	$1,705	$-

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Gains recognized in earnings for the three- and six-months ended March 31, 2019 attributable to Level 3 assets held at the balance sheet date were $1.7 million.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a recurring basis as of March 31, 2019 and September 30, 2018.

Financial Instrument	Significant Unobservable Inputs	Range of Inputs March 31, 2019	Range of Inputs September 30, 2018

Interest rate lock commitments	Pull-through rate	69% - 97%	72% - 95%
	Direct costs to close	1%	1% - 3%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At March 31, 2019 and September 30, 2018, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At March 31, 2019 and September 30, 2018, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the three-month periods ended March 31, 2019 and 2018, the Company recognized provisions for loan losses of $379,000 and $16,000, respectively, for impaired loans. During the six-month periods ended March 31, 2019 and 2018, the Company recognized provisions for loan losses of $546,000 and $18,000, respectively, for impaired loans.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loan Servicing Rights. Loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At March 31, 2019, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 8.41% to 21.18% with a weighted average of 12.36% and prepayment speed assumptions ranging from 5.55% to 17.72% with a weighted average rate of 12.04%. At September 30, 2018, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 10.84% to 23.22% with a weighted average of 14.63% and prepayment speed assumptions ranging from 4.32% to 14.43% with a weighted average rate of 10.08%. Impairment of the loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company did not recognize any impairment charges on loan servicing rights for the three- and six-month periods ended March 31, 2019 and 2018.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At March 31, 2019, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 67.1% with a weighted average of 28.7%. At September 30, 2018, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 100.0% with a weighted average of 48.9%. The Company did not recognize any charges to write down other real estate owned to fair value for the three- and six-month periods ended March 31, 2019. The Company recognized charges of $49,000 and $59,000 to write-down other real estate owned to fair value for the three- and six-month periods ended March 31, 2018.

Transfers Between Categories. As previously described, management used different valuation methodologies related to SBA loans held for sale at March 31, 2019 and September 30, 2018, resulting in a change in classification from Level 2 to Level 3 for those types of instruments. Other than that change, there were no transfers into or out of Levels 1, 2, or 3 of the fair value hierarchy for the three- and six-month periods ended March 31, 2019 and 2018.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale effective July 1, 2018, including all loans originated by the Company’s wholesale lending division. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. There was one loan that was 90 days or more past due but has not been placed in nonaccrual status as of March 31, 2019 with an outstanding principal balance of less than $1,000. There were no loans that 90 days or more past due, nor were any on nonaccrual status as of September 30, 2018.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of March 31, 2019 and September 30, 2018.

(In thousands)	Aggregate Fair Value March 31, 2019	Aggregate Principal Balance March 31, 2019	Difference

Residential mortgage loans held for sale	$25,017	$23,959	$1,058

(In thousands)	Aggregate Fair Value September 30, 2018	Aggregate Principal Balance September 30, 2018	Difference

Residential mortgage loans held for sale	$9,952	$9,695	$257

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three- and six-month periods ended March 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2019	2018	2019	2018

Gains – included in mortgage banking income	$437	$-	$1,026	$-
Interest income	187	-	341	-

	$624	$-	$1,367	$-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

GAAP requires disclosure of fair value information about financial instruments for interim reporting periods, whether or not recognized in the consolidated balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company's financial instruments are as follows. In accordance with the Company’s adoption of Accounting Standards Update (“ASU”) 2016-01 effective October 1, 2018, the table below for March 31, 2019 presents the fair values measured using an exit price notion. The fair value of loans at September 30, 2018 was measured using an entry price notion.

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2019:
Financial assets:
Cash and due from banks	$11,617	$11,617	$-	$-
Interest-bearing deposits with banks	28,825	28,825	-	-
Interest-bearing time deposits	2,963	-	2,958	-
Securities available for sale	191,082	-	191,082	-
Securities held to maturity	2,465	-	2,861	-
Loans, net	762,661	-	-	727,442
Residential mortgage loans held for sale	25,017	-	25,017	-
SBA loans held for sale	23,786	-	-	26,407
FRB and FHLB stock	10,196	N/A	N/A	N/A
Accrued interest receivable	4,602	-	4,602	-
Loan servicing rights (included in other assets)	2,595	-	-	2,595
Derivative assets (included in other assets)	1,705	-	-	1,705

Financial liabilities:
Deposits	824,770	-	-	824,193
Short-term repurchase agreements	1,353	-	1,353	-
Borrowings from FHLB	160,938	-	155,264	-
Subordinated note	19,695	-	19,695	-
Accrued interest payable	1,325	-	1,325	-
Advance payments by borrowers for taxes and insurance	1,274	-	1,274	-
Derivative liabilities (included in other liabilities)	384	-	384	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2018:
Financial assets:
Cash and due from banks	$14,191	$14,191	$-	$-
Interest-bearing deposits with banks	28,083	28,083	-	-
Interest-bearing time deposits	2,501	-	2,494	-
Securities available for sale	184,373	-	184,373	-
Securities held to maturity	2,607	-	2,896	-
Residential mortgage loans held for sale	10,466	-	10,476	-
SBA loans held for sale	21,659	-	23,488	-
Loans, net	704,271	-	-	673,652
FRB and FHLB stock	9,621	N/A	N/A	N/A
Accrued interest receivable	4,287	-	4,287	-
Loan servicing rights (included in other assets)	2,405	-	-	2,405
Derivative assets (included in other assets)	421	-	41	380

Financial liabilities:
Deposits	811,112	-	-	809,305
Short-term repurchase agreements	1,352	-	1,352	-
Borrowings from FHLB	90,000	-	84,175	-
Subordinated note	19,661	-	19,661	-
Accrued interest payable	743	-	743	-
Advance payments by borrowers for taxes and insurance	1,218	-	1,218	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan therefore no compensation expense was recognized for the three- and six-month periods ended March 31, 2019 and 2018. The ESOP trust held 147,110 and 151,999 shares of Company common stock at March 31, 2019 and September 30, 2018, respectively.

10.	Stock Based Compensation Plans

The Company maintains two equity incentive plans under which stock options and restricted stock have been or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, and the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At March 31, 2019, 8,658 shares of the Company’s common stock were available for issuance under the 2010 Plan as stock options and 11,991 shares of the Company’s common stock were available for issuance under the 2016 Plan, consisting of 10,555 stock options and 1,436 shares of restricted stock.

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

The fair value of options granted during the six-month period ended March 31, 2019 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5 years
Weighted average fair value at grant date	$6.13

A summary of stock option activity as of March 31, 2019, and changes during the six-month period then ended is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)

Outstanding at beginning of period	150,033	$24.88
Granted	2,400	59.23
Exercised	(61,484)	14.30
Forfeited or expired	(750)	40.09
Outstanding at end of period	90,199	$32.88	5.4	$2,001
Vested and expected to vest	90,199	$32.88	5.4	$2,001
Exercisable at end of period	50,872	$22.90	3.4	$1,586

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The intrinsic value of stock options exercised during the six-month period ended March 31, 2019 was $2.4 million. The intrinsic value of stock options exercised during the six-month period ended March 31, 2018 was $2.1 million. The Company recognized compensation expense related to stock options of $17,000 and $35,000 for the three- and six-month periods ended March 31, 2019, respectively. The Company recognized compensation expense related to stock options of $16,000 and $33,000 for the three- and six-month periods ended March 31, 2018, respectively. At March 31, 2019, there was $211,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over the remaining vesting period of 4.6 years.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three and six-month periods ended March 31, 2019 was $44,000 and $85,000, respectively. Compensation expense related to restricted stock recognized for the three and six-month periods ended March 31, 2018 was $37,000 and $73,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of March 31, 2019 and changes during the six-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2018	14,812	$41.20
Granted	2,500	$59.23
Vested	(3,653)	$40.99
Forfeited	(201)	$40.09
Nonvested at March 31, 2019	13,458	$44.62

There were 3,653 restricted shares vested during the six-month period ended March 31, 2019 with a total fair value of $216,000. There were 3,453 restricted shares that vested during the six-month period ended March 30, 2018 with a total fair value of $195,000. At March 31, 2019, there was $534,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 4.6 years.

11.	Derivative Financial Instruments

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitment). The Company also enters into forward mortgage loan commitments to sell to various investors to protect itself against exposure to various factors and to reduce sensitivity to interest rate movements. Both the interest rate lock commitments and the related forward mortgage loan sales contracts are considered derivatives and are recorded on the accompanying balance sheet at fair value in accordance with FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in mortgage banking income in the accompanying consolidated statements of income. All such derivatives are considered stand-alone derivatives and have not been formally designated as hedges by management.

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

The tables below provide information on the Company’s derivative financial instruments as of March 31, 2019 and September 30, 2018.

(In thousands)	Notional Amount March 31, 2019	Asset Derivatives March 31, 2019	Liability Derivatives March 31, 2019

Interest rate lock commitments	$89,782	$1,705	$-
Forward mortgage loan sale contracts	63,500	-	384

	$153,282	$1,705	$384

(In thousands)	Notional Amount September 30, 2018	Asset Derivatives September 30, 2018	Liability Derivatives September 30, 2018

Interest rate lock commitments	$16,634	$380	$-
Forward mortgage loan sale contracts	13,750	41	-

	$30,384	$421	$-

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three- and six-month periods ended March 31, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2019	2018	2019	2018

Interest rate lock commitments	$1,047	$-	$1,325	$-
Forward mortgage loan sale contracts	(624)	-	(775)	-

	$423	$-	$550	$-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company and the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer was 1.875% for 2018 and 2.5% for 2019. The Company and Bank met all capital adequacy requirements to which they are subject as of March 31, 2019 and September 30, 2018.

As of March 31, 2019, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk at either period.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of March 31, 2019:

Total capital (to risk-weighted assets):
Consolidated	$121,718	14.12%	$68,978	8.00%	N/A	N/A
Bank	111,468	12.95	68,854	8.00	$86,068	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$92,089	10.68%	$51,733	6.00%	N/A	N/A
Bank	101,534	11.80	51,641	6.00	$68,854	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$92,089	10.68%	$38,800	4.50%	N/A	N/A
Bank	101,534	11.80	38,730	4.50	$55,944	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$92,089	8.42%	$43,751	4.00%	N/A	N/A
Bank	101,534	9.31	43,623	4.00	$54,529	5.00%

As of September 30, 2018:

Total capital (to risk-weighted assets):
Consolidated	$114,911	14.50%	$63,402	8.00%	N/A	N/A
Bank	102,281	12.92	63,312	8.00	$79,140	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$85,927	10.84%	$47,551	6.00%	N/A	N/A
Bank	92,958	11.75	47,484	6.00	$63,312	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$85,927	10.84%	$35,663	4.50%	N/A	N/A
Bank	92,958	11.75	35,613	4.50	$51,441	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$85,927	8.39%	$40,982	4.00%	N/A	N/A
Bank	92,958	9.10	40,840	4.00	$51,050	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new leases standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Management is evaluating the new guidance and expects to report increased assets and liabilities as a result of recording right-of-use assets and lease liabilities. However, based on current lease obligations, the adoption is expected to increase the Company’s consolidated balance sheet by less than 5% and not have a material impact on the Company’s and the Bank’s regulatory capital ratios.

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

The core banking segment is comprised primarily by the Bank and First Savings Investments, Inc., while the SBA lending segment’s revenues are comprised primarily of net interest income and gains on the sales of SBA loans generated by Q2. The mortgage banking segment operates as a separate division of the Bank and began operations in April 2018.

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

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Three Months Ended March 31, 2019:
Net interest income	$9,043	$934	$187	$(309)	$9,861
Net gains on sales of loans, SBA	-	521	-	-	521
Mortgage banking income	3	-	5,071	-	5,074
Noncash items:
Provision for loan losses	(492)	832	-	-	340
Depreciation and amortization	323	12	23	18	376
Income tax expense (benefit)	694	(70)	176	(334)	466
Segment profit (loss)	3,185	(477)	528	28	3,264
Segment assets at March 31, 2019	1,093,766	80,521	27,346	(71,911)	1,129,722

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Six Months Ended March 31, 2019:
Net interest income	$17,863	$1,842	$341	$(609)	$19,437
Net gains on sales of loans, SBA	-	1,485	-	-	1,485
Mortgage banking income	30	-	8,333	-	8,363
Noncash items:
Provision for loan losses	(508)	1,163	-	-	655
Depreciation and amortization	759	24	43	34	860
Income tax expense (benefit)	1,319	(25)	163	(469)	988
Segment profit	6,165	(170)	491	(118)	6,368
Segment assets at March 31, 2019	1,093,766	80,521	27,346	(71,911)	1,129,722

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Three Months Ended March 31, 2018:
Net interest income	$7,975	$741	$-	$7	$8,723
Net gains on sales of loans, SBA	-	1,488	-	-	1,488
Mortgage banking income	53	-	-	-	53
Noncash items:
Provision for loan losses	256	115		-	371
Depreciation and amortization	321	13	-	-	334
Income tax expense (benefit)	323	171	-	(156)	338
Segment profit (loss)	1,230	1,004	-	(12)	2,222
Segment assets at March 31, 2018	1,001,206	58,690	-	(51,342)	1,008,554

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Six Months Ended March 31, 2018:
Net interest income	$15,494	$1,268	$-	$14	$16,776
Net gains on sales of loans, SBA	-	3,027	-	-	3,027
Mortgage banking income	168	-	-	-	168
Noncash items:
Provision for loan losses	(138)	971	-	-	833
Depreciation and amortization	608	26	-	-	634
Income tax expense (benefit)	978	203	-	(221)	960
Segment profit	4,417	1,190	-	108	5,715
Segment assets at March 31, 2018	1,001,206	58,690		(51,342)	1,008,554

15.	Revenue from Contracts with Customers

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

All of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three- and six-month periods ended March 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(In thousands)

Service charges on deposit accounts	$449	$399	$960	$776
ATM and interchange fees	446	299	899	662
Investment advisory income	77	98	134	226
Other	43	30	80	66
Revenue from contracts with customers	1,015	826	2,073	1,730

Gain (loss) on sale of securities	1	(59)	1	91
Gain on sale of SBA loans	521	1,488	1,485	3,027
Mortgage banking income	5,074	53	8,363	168
Increase in cash value of life insurance	147	106	258	213
Real estate lease income	157	1	315	1
Other	174	152	375	243
Other noninterest income	6,074	1,741	10,797	3,743

Total noninterest income	$7,089	$2,567	$12,870	$5,473

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

ATM and Interchange Fees: The Company earns ATM usage fees and interchange fees from debit cardholder transactions conducted through a payment network. ATM fees are recognized when the transaction occurs. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Investment Advisory Income: The Company earns trust, insurance commissions, brokerage commissions and annuities income from its contracts with customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted services and are generally assessed based on the market value of assets under management. Fees that are transaction based, including trade execution services, are recognized when the transaction is executed. Other related fees, which are based on a fixed fee schedule, are recognized when the services are rendered.

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

Critical Accounting Policies

During the six-month period ended March 31, 2019, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 2019 and September 30, 2018

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.9 million from $42.3 million at September 30, 2018 to $40.4 million at March 31, 2019.

Loans. Net loans receivable increased $58.4 million, from $704.3 million at September 30, 2018 to $762.7 million at March 31, 2019, due primarily to increases in commercial real estate loans of $40.3 million and commercial business loans of $9.8 million.

Loans Held for Sale. Loans held for sale increased $16.7 million, from $32.1 million at September 30, 2018 to $48.8 million at March 31, 2019, due to increases in residential mortgage loans held for sale of $14.6 million and an increase in SBA loans held for sale of $2.1 million. The increase in residential mortgage loans held for sale is due to additional staff hired in 2018 and 2019 for the purpose of expanding the Company’s mortgage banking activities. The Company originated $177.1 million of residential loans held for sale in the secondary market for the six-month period ended March 31, 2019 compared to $5.0 million in originations for the six-month period ended March 31, 2018 due to the expansion of the Bank’s mortgage lending division.

Securities Available for Sale. Securities available for sale increased $6.7 million, from $184.4 million at September 30, 2018 to $191.1 million at March 31, 2019, due primarily to purchases of $18.3 million and an increase in unrealized gains on securities available for sale of $4.9 million, which more than offset calls and maturities of $3.5 million and principal repayments of $12.3 million.

Securities Held to Maturity. Investment securities held to maturity decreased $142,000 from September 30, 2018 to March 31, 2019 due to partial calls and principal repayments. There were no purchases of securities held to maturity during the six-month period ended March 31, 2019.

Deposits. Total deposits increased $13.7 million, from $811.1 million at September 30, 2018 to $824.8 million at March 31, 2019, due primarily to increases in interest bearing deposit accounts of $18.5 million, which was partially offset by a decrease in non-interest bearing deposit accounts of $4.8 million.

Borrowings. Borrowings from the FHLB increased $70.9 million, from $90.0 million at September 30, 2018 to $160.9 million at March 31, 2019. Other borrowings (consisting of subordinated debt) decreased $34,000 from September 30, 2018 to March 31, 2019 due to the amortization of debt issuance costs. The increase in borrowings was primarily used to fund loan growth.

Equity. Stockholders’ equity attributable to the Company was $108.7 million at March 31, 2019 and increased $9.9 million from $98.8 million September 30, 2018 due primarily to retained net income of $5.7 million and an increase in net unrealized gains on securities available for sale of $3.7 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Overview. The Company reported net income of $3.5 million, or $1.50 per diluted share, for the three-month period ended March 31, 2019 compared to net income of $1.6 million, or $0.69 per diluted share, for the three-month period ended March 31, 2018. The annualized return on average assets and average equity were 1.28% and 12.34%, respectively, for the three-month period ended March 31, 2019. The annualized return on average assets and average equity were 0.68% and 9.22%, respectively, for the three-month period ended March 31, 2018. Net income for the quarter ended March 31, 2018 was negatively impacted by merger costs associated with our acquisition of The First National Bank of Odon (“FNBO”), which totaled approximately $921,000, net of tax, or $0.39 per diluted share.

Net Interest Income. Net interest income increased $1.1 million, or 13.0%, for the three-month period ended March 31, 2019 as compared to the same period in 2018. Average interest-earning assets increased $124.2 million and average interest-bearing liabilities increased $95.3 million when comparing the two periods. The tax-equivalent net interest margin was 3.92% for 2019 compared to 3.97% for 2018.

Total interest income increased $2.2 million, or 21.3%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $124.2 million, from $910.8 million for 2018 to $1.0 billion for 2019, and an increase in the average tax equivalent yield on interest-earning assets from 4.59% for 2018 to 4.86% for 2019. The majority of the increase in average interest-earning assets was attributable to loans. The average balance of loans increased $118.8 million, or 17.4%, compared to 2018.

Total interest expense increased $1.0 million, or 71.9%, due to an increase in the average balance of interest-bearing liabilities of $95.3 million, from $732.9 million for 2018 to $828.2 million for 2019, and an increase in the average cost of interest-bearing liabilities from 0.78% for 2018 to 1.18% for 2019.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended March 31, 2019 and 2018. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21.0% for 2019 and 24.5% for 2018.

	Three Months Ended December 31,
	2019			2018
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$36,317	$221	2.43%	$28,318	$116	1.64%
Loans	802,652	10,227	5.10	683,865	8,192	4.79
Investment securities	161,170	1,819	4.51	153,636	1,765	4.60
Agency mortgage-backed securities	24,682	179	2.90	35,421	235	2.65
FRB and FHLB stock	10,196	142	5.57	9,569	149	6.23
Total interest-earning assets	1,035,017	12,588	4.86	910,809	10,457	4.59

Noninterest-earning assets	71,261			54,900
Total assets	$1,106,278			$965,709

Liabilities and equity:
NOW accounts	$176,596	$113	0.26%	$195,084	$128	0.26%
Money market deposit accounts	112,839	360	1.28	77,618	94	0.48
Savings accounts	119,593	23	0.08	107,063	20	0.07
Time deposits	284,099	1,111	1.56	202,096	565	1.12
Total interest-bearing deposits	693,127	1,607	0.93	581,861	807	0.55

Repurchase agreements	1,353	1	0.30	1,349	1	0.30
FHLB borrowings	114,044	520	1.82	149,680	615	1.64
Other borrowings (1)	19,684	318	6.46	-	-	-
Total interest-bearing liabilities	828,208	2,446	1.18	732,890	1,423	0.78

Noninterest-bearing deposits	161,737			130,224
Other noninterest-bearing liabilities	10,573			6,233
Total liabilities	1,000,518			869,347

Total stockholders’ equity	104,275			96,359
Noncontrolling interest in subsidiary	1,485			3
Total equity	105,760			96,362

Total liabilities and equity	$1,106,278			$965,709
Net interest income (taxable equivalent basis)		10,142			9,034
Less: taxable equivalent adjustment		(281)			(311)
Net interest income		$9,861			$8,723
Interest rate spread			3.68%			3.81%
Net interest margin			3.92%			3.97%
Average interest-earning assets to average interest-bearing liabilities			124.97%			124.28%

(1) Includes subordinated debt

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended March 31, 2019 and 2018. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$64	$41	$105
Loans	566	1,469	2,035
Investment securities	(31)	86	54
Agency mortgage-backed securities	19	(75)	(56)
FRB and FHLB stock	(16)	9	(7)
Total interest-earning assets	601	1,530	2,131

Interest expense:
Deposits	596	204	800
Repurchase agreements	-	-	-
Borrowings from FHLB and federal funds purchased	59	(154)	(95)
Subordinated debt	-	318	318
Total interest-bearing liabilities	655	368	1,023

Net increase (decrease) in net interest income (tax equivalent basis)	$(54)	$1,162	$1,108

Provision for Loan Losses. The provision for loan losses was $340,000 for the three-month period ended March 31, 2019 compared to $371,000, for the same period in 2018. Gross loans increased approximately $28.9 million for the three-month period ended March 31, 2019 compared to an increase of approximately $31.3 million for the three-month period ended March 31, 2018 (excluding loans acquired in the FNBO transaction).

The Company recognized net charge-offs of $26,000 for the three-month period ended March 31, 2019 compared to net charge-offs of $18,000 for the same period in 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $4.5 million for the three months ended March 31, 2019 as compared to the same period in 2018. The increase was due primarily to an increase in mortgage banking income of $5.0 million, which was partially offset by a decrease in the net gain on sale of loans guaranteed by the SBA of $967,000. The increase in mortgage banking income is due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018. The Bank’s SBA lending activities are performed under Q2, which specializes in the origination and servicing of SBA loans. The Bank owns 51% of Q2 with the option to purchase the minority interest in September 2020. Gross revenues and expenses related to Q2 are reported in the consolidated statements of income and the net income or net loss attributable to noncontrolling interests is then added (in the case of a net loss) or subtracted (in the case of net income) to arrive at net income attributable to the Company. Additional details regarding the financial performance of the mortgage banking and SBA lending segments are included in Note 14 to the consolidated financial statements.

Noninterest Expense. Noninterest expense increased $4.5 million for the three months ended March 31, 2019 as compared to the same period in 2018. The increase was due primarily to increases in compensation and benefits, other operating expenses, and occupancy and equipment of $3.8 million, $524,000 and $497,000, respectively. The increase in compensation and benefits expense is attributable to the addition of new employees to support the growth of the Company, including its mortgage banking and SBA lending activities, and normal salary and benefits adjustments. The increase in other operating expenses is primarily due to increases in loan expense related to the mortgage banking activities and insurance reserves and claims related to the Company’s captive insurance subsidiary. The increase in occupancy and equipment expense is primarily attributable to increases in lease and rental, depreciation and equipment, and software licensing expenses that are primarily related to the new mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $466,000 for the three months ended March 31, 2019, for an effective tax rate of 12.5%, as compared to income tax expense of $338,000, for an effective tax rate of 13.2%, for the same period in 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended March 31, 2019 and 2018

Overview. The Company reported net income of $6.5 million, or $2.73 per diluted share, for the six-month period ended March 31, 2019 compared to net income of $5.1 million, or $2.14 per diluted share, for the six-month period ended March 31, 2018. The annualized return on average assets and average equity were 1.20% and 12.35%, respectively, for the six-month period ended March 31, 2019. The annualized return on average assets and average equity were 1.08% and 12.05%, respectively, for the six-month period ended March 31, 2018. Net income for the six-months ended March 31, 2018 was negatively impacted by merger costs associated with our acquisition of FNBO, which totaled approximately $945,000, net of tax, or $0.40 per diluted share.

Net Interest Income. Net interest income increased $2.7 million, or 15.9%, for the six-month period ended March 31, 2019 as compared to the same period in 2018. Average interest-earning assets increased $127.4 million and average interest-bearing liabilities increased $81.4 million when comparing the two periods. The tax-equivalent net interest margin was 3.95% for 2019 compared to 3.92% for 2018.

Total interest income increased $4.5 million, or 23.2%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $127.4 million, from $884.8 million for 2018 to $1.0 billion for 2019, and an increase in the average tax equivalent yield on interest-earning assets from 4.56% for 2018 to 4.87% for 2019. The majority of the increase in average interest-earning assets was attributable to loans, which increased $120.2 million compared to 2018.

Total interest expense increased $1.9 million, or 67.1%, due to an increase in the average balance of interest-bearing liabilities of $81.4 million, from $721.0 million for 2018 to $802.4 million for 2019, and an increase in the average cost of interest-bearing liabilities from 0.78% for 2018 to 1.16% for 2019.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the six-month periods ended March 31, 2019 and 2018. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21.0% for 2019 and 24.5% for 2018.

	Six Months Ended March 31,
	2019			2018
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$33,261	$374	2.25%	$28,897	$187	1.29%
Loans	782,930	20,055	5.12	662,768	15,894	4.80
Investment securities	158,845	3,602	4.54	148,790	3,389	4.56
Agency mortgage-backed securities	26,932	372	2.76	35,592	449	2.52
FRB and FHLB stock	10,183	263	5.17	8,742	239	5.47
Total interest-earning assets	1,012,151	24,666	4.87	884,789	20,158	4.56

Noninterest-earning assets	68,878			54,231
Total assets	$1,081,029			$939,020

Liabilities and equity:
NOW accounts	$177,734	$238	0.27%	$191,934	$253	0.26%
Money market deposit accounts	111,793	676	1.21	75,140	168	0.45
Savings accounts	119,298	46	0.08	99,254	38	0.08
Time deposits	263,038	2,071	1.57	213,946	1,210	1.13
Total interest-bearing deposits	671,863	3,031	0.90	580,274	1,669	0.58

Repurchase agreements	1,352	2	0.30	1,349	2	0.30
FHLB borrowings	109,472	998	1.82	139,367	1,125	1.61
Other borrowings (1)	19,675	640	6.51	-	-	-
Total interest-bearing liabilities	802,362	4,671	1.16	720,990	2,796	0.78

Noninterest-bearing deposits	164,818			115,518
Other noninterest-bearing liabilities	10,710			7,621
Total liabilities	977,890			844,129

Total stockholders’ equity	101,706			94,889
Noncontrolling interest in subsidiary	1,433			2
Total equity	103,139			94,891

Total liabilities and equity	$1,081,029			$939,020
Net interest income (taxable equivalent basis)		19,995			17,362
Less: taxable equivalent adjustment		(558)			(586)
Net interest income		$19,437			$16,776
Interest rate spread			3.71%			3.78%
Net interest margin			3.95%			3.92%
Average interest-earning assets to average interest-bearing liabilities			126.15%			122.72%

(1) Includes subordinated debt

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the six-month periods ended March 31, 2019 and 2018. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$148	$39	$187
Loans	1,181	2,980	4,161
Investment securities	(16)	229	213
Agency mortgage-backed securities	38	(114)	(77)
FRB and FHLB stock	(14)	38	24
Total interest-earning assets	1,336	3,171	4,508

Interest expense:
Deposits	1,023	339	1,362
Repurchase agreements	-	-	-
Borrowings from FHLB	130	(256)	(127)
Subordinated debt	-	640	640
Total interest-bearing liabilities	1,152	723	1,875

Net increase in net interest income (tax equivalent basis)	$184	$2,449	$2,633

Provision for Loan Losses. The provision for loan losses was $655,000 for the six-month period ended March 31, 2019 compared to $833,000, for the same period in 2018. Gross loans increased approximately $59.0 million for the six-month period ended March 31, 2019 compared to an increase of approximately $62.2 million for the six-month period ended March 31, 2018 (excluding loans acquired in the FNBO transaction).

The Company recognized net charge-offs of $44,000 for the six-month period ended March 31, 2019 compared to net charge-offs of $61,000 for the same period in 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $7.4 million for the six months ended March 31, 2019 as compared to the same period in 2018. The increase was due primarily to an increase in mortgage banking income of $8.2 million, which was partially offset by a decrease in the net gain on sale of loans guaranteed by the SBA of $1.5 million. The increase in mortgage banking income is due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018. Additional details regarding the financial performance of the mortgage banking and SBA lending segments are included in Note 14 to the consolidated financial statements.

Noninterest Expense. Noninterest expense increased $9.6 million for the six months ended March 31, 2019 as compared to the same period in 2018. The increase was due primarily to increases in compensation and benefits, other operating expenses, and occupancy and equipment of $7.1 million, $1.2 million and $1.1 million, respectively. The increase in compensation and benefits expense is attributable to the addition of new employees to support the growth of the Company, including its mortgage banking and SBA lending activities, and normal salary and benefits adjustments. The increase in other operating expenses is primarily due to increases in loan expense related to the mortgage banking activities and insurance reserves and claims related to the Company’s captive insurance subsidiary. The increase in occupancy and equipment expense is primarily attributable to increases in lease and rental, depreciation and equipment, and software licensing expenses that are primarily related to the new mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $988,000 for the six months ended March 31, 2019, for an effective tax rate of 13.4%, as compared to income tax expense of $960,000, for an effective tax rate of 14.4%, for the same period in 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2019, the Bank had cash and cash equivalents of $40.4 million and securities available-for-sale with a fair value of $191.1 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2019, the Company (unconsolidated basis) had liquid assets of $7.6 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2019, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.31%, 11.80%, 11.80% and 12.95%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At March 31, 2019, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six-month period ended March 31, 2019, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

	At March 31, 2019		At September 30, 2018
Immediate Change	One Year Horizon		One Year Horizon
in the Level of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in thousands)
300bp	$(5,138)	(13.15)%	$(1,821)	(4.92)%
200bp	(1,576)	(4.03)	764	2.06
100bp	(402)	(1.03)	410	1.11
(100)bp	307	0.79	(415)	(1.12)
(200)bp	(109)	(0.28)	(746)	(2.02)

At March 31, 2019, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $402,000, or 1.03%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 4.03% and 13.15%, respectively. An immediate and sustained decrease in rates of 1.00% will increase our net interest income by $307,000, or 0.79%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause net interest income to decrease by 0.28%. All estimated changes presented in the above table are within the policy guidelines approved by the Company’s Board of Directors.

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

During the quarter ended March 31, 2019, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended March 31, 2019:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2019 through January 31, 2019	-	$-	-	59,932
February 1, 2019 through February 28, 2019	5,981	$51.46	5,981	53,951
March 1, 2019 through March 31, 2019	4,447	$52.70	4,447	49,504
Total	10,428	$51.99	10,428	49,504

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

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated May 10, 2019	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated May 10, 2019	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-72-