Form 10-Q
period 2019-06-30
First Savings Financial Group Inc
filed 2019-08-09
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered pursuant to Section 12(b) of the Act:

Common stock, $0.01 par value per share	FSFG
(Title of each class)	(Trading Symbol)

The NASDAQ Stock Market, LLC

(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2019 was 2,350,229.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2019	2018

ASSETS
Cash and due from banks	$10,760	$14,191
Interest-bearing deposits with banks	54,345	28,083
Total cash and cash equivalents	65,105	42,274

Interest-bearing time deposits	2,620	2,501
Securities available for sale, at fair value	179,991	184,373
Securities held to maturity	2,430	2,607

Loans held for sale, residential mortgage ($81,083 at fair value in 2019; $9,952 at fair value in 2018)	81,083	10,466
Loans held for sale, Small Business Administration	15,056	21,659
Loans, net of allowance for loan losses of $9,616 and $9,323	796,994	704,271

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	12,980	9,621
Premises and equipment	18,658	13,013
Other real estate owned, held for sale	1,896	103
Accrued interest receivable:
Loans	3,150	2,687
Securities	2,234	1,600
Cash surrender value of life insurance	26,381	19,966
Goodwill	9,848	9,848
Core deposit intangibles	1,469	1,727
Other assets	9,477	7,690

Total Assets	$1,229,372	$1,034,406

LIABILITIES
Deposits:
Noninterest-bearing	$172,915	$167,705
Interest-bearing	715,230	643,407
Total deposits	888,145	811,112

Repurchase agreements	1,354	1,352
Borrowings from Federal Home Loan Bank	189,255	90,000
Other borrowings	19,712	19,661
Accrued interest payable	983	743
Advance payments by borrowers for taxes and insurance	1,359	1,218
Accrued expenses and other liabilities	12,574	10,075
Total Liabilities	1,113,382	934,161

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,565,606 shares (2,560,907 at September 30, 2018); outstanding 2,350,229 shares (2,292,021 shares at September 30, 2018)	26	26
Additional paid-in capital	27,476	27,630
Retained earnings - substantially restricted	87,126	76,523
Accumulated other comprehensive income	6,221	382
Unearned stock compensation	(490)	(479)
Less treasury stock, at cost - 215,377 shares (268,886 shares at September 30, 2018)	(4,545)	(5,269)
Total First Savings Financial Group, Inc. Stockholders' Equity	115,814	98,813

Noncontrolling interests in subsidiary	176	1,432
Total Equity	115,990	100,245

Total Liabilities and Equity	$1,229,372	$1,034,406

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2019	2018	2019	2018

INTEREST INCOME
Loans, including fees	$10,905	$8,866	$30,926	$24,726
Securities:
Taxable	710	1,201	2,184	2,787
Tax-exempt	1,042	920	3,018	2,620
Dividend income	196	107	459	346
Interest-bearing deposits with banks	205	112	579	299
Total interest income	13,058	11,206	37,166	30,778

INTEREST EXPENSE
Deposits	1,548	1,222	4,579	2,891
Repurchase agreements	1	-	3	-
Borrowings from Federal Home Loan Bank	898	1	1,896	3
Other borrowings	319	476	959	1,601
Total interest expense	2,766	1,699	7,437	4,495

Net interest income	10,292	9,507	29,729	26,283
Provision for loan losses	337	266	992	1,099

Net interest income after provision for loan losses	9,955	9,241	28,737	25,184

NONINTEREST INCOME
Service charges on deposit accounts	484	461	1,444	1,237
ATM and interchange fees	529	439	1,428	1,101
Net gain (loss) on sales of available for sale securities	(56)	99	(55)	99
Other than temporary impairment loss on securities	-	(95)	-	(95)
Net gain (loss) on trading account securities	-	(48)	-	43
Net gain on sales of loans, Small Business Administration	1,515	1,558	3,000	4,585
Mortgage banking income	10,028	91	18,391	259
Increase in cash surrender value of life insurance	157	112	415	325
Commission income	87	99	221	325
Real estate lease income	158	2	473	3
Net gain on sale of premises and equipment	7	5	16	20
Income on tax credit investment	-	340	-	340
Other income	189	191	635	485
Total noninterest income	13,098	3,254	25,968	8,727

NONINTEREST EXPENSE
Compensation and benefits	11,456	5,113	26,953	13,532
Occupancy and equipment	1,572	894	4,317	2,559
Data processing	448	408	1,354	1,979
Advertising	727	162	1,690	457
Professional fees	496	370	1,460	1,236
FDIC insurance premiums	112	135	290	382
Net (gain) loss on other real estate owned	(30)	7	(44)	(171)
Other operating expenses	1,446	1,033	4,503	2,889
Total noninterest expense	16,227	8,122	40,523	22,863
Income before income taxes	6,826	4,373	14,182	11,048
Income tax expense	1,020	696	2,008	1,656
Net Income	5,806	3,677	12,174	9,392
Less: net income attributable to noncontrolling interests	571	571	475	1,234
Net Income Attributable to First Savings Financial Group, Inc.	$5,235	$3,106	$11,699	$8,158

Net income per share:
Basic	$2.24	$1.37	$5.07	$3.62
Diluted	$2.21	$1.31	$4.94	$3.44

Weighted average shares outstanding:
Basic	2,333,502	2,274,951	2,308,359	2,251,387
Diluted	2,373,578	2,378,839	2,369,421	2,369,710

Dividends per share	$0.16	$0.15	$0.47	$0.44

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Net Income	$5,806	$3,677	$12,174	$9,392

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	2,671	(545)	7,416	(3,851)
Income tax benefit (expense)	(584)	35	(1,621)	742
Net of tax amount	2,087	(510)	5,795	(3,109)

Less: reclassification adjustment for realized (gains) losses included in net income	56	(99)	55	(99)
Income tax expense (benefit)	(11)	26	(11)	26
Net of tax amount	45	(73)	44	(73)

Less: reclassification adjustment for other-than-temporary impairment loss on securities included in net income	-	95	-	95
Income tax benefit	-	(25)	-	(25)
Net of tax amount	-	70	-	70

Other Comprehensive Income (Loss)	2,132	(513)	5,839	(3,112)

Comprehensive Income	7,938	3,164	18,013	6,280
Less: comprehensive income attributable to noncontrolling interests	571	571	475	1,234

Comprehensive Income Attributable to First Savings Financial Group, Inc.	$7,367	$2,593	$17,538	$5,046

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total

Nine Months Ended June 30, 2018:
Balances at October 1, 2017	$25	$27,798	$67,583	$4,158	$(571)	$(5,878)	$-	$93,115

Net income	-	-	8,158	-	-	-	1,234	9,392

Other comprehensive loss	-	-	-	(3,112)	-	-	-	(3,112)

Reclassification from AOCI to retained earnings for change in federal tax rate	-	-	(619)	619	-	-	-	-

Common stock dividends - $0.44 per share	-	-	(999)	-	-	-	-	(999)

Distributions to noncontrolling interests	-	-	-	-	-	-	(5)	(5)

Restricted stock grants - 1,000 shares	1	56	-	-	(57)	-	-	-

Stock compensation expense	-	50	-	-	111	-	-	161

Stock option exercises - 55,296 shares	-	(292)	-	-	-	1,042	-	750

Purchase of 6,729 treasury shares	-	-	-	-	-	(433)	-	(433)

Balances at June 30, 2018	$26	$27,612	$74,123	$1,665	$(517)	$(5,269)	$1,229	$98,869

Nine Months Ended June 30, 2019:
Balances at October 1, 2018	$26	$27,630	$76,523	$382	$(479)	$(5,269)	$1,432	$100,245

Net income	-	-	11,699	-	-	-	475	12,174

Other comprehensive income	-	-	-	5,839	-	-	-	5,839

Common stock dividends - $0.47 per share	-	-	(1,096)	-	-	-	-	(1,096)

Distributions to noncontrolling interests	-	-	-	-	-	-	(1,731)	(1,731)

Restricted stock grants, net of forfeitures - 2,329 shares	-	141	-	-	(141)	-	-	-

Stock compensation expense	-	54	-	-	130	-	-	184

Stock option exercises - 66,877 shares	-	(349)	-	-	-	1,297	-	948

Purchase of 10,968 treasury shares	-	-	-	-	-	(573)	-	(573)

Balances at June 30, 2019	$26	$27,476	$87,126	$6,221	$(490)	$(4,545)	$176	$115,990

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,174	$9,392
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	992	1,099
Depreciation and amortization	1,221	995
Amortization of premiums and accretion of discounts on securities, net	370	118
Decrease in trading account securities	-	7,175
Amortization and accretion of fair value adjustments on loans, net	(440)	(311)
Loans originated for sale	(472,486)	(87,277)
Proceeds on sales of loans	426,723	94,208
Net realized and unrealized gain on loans held for sale	(18,171)	(4,844)
Net realized and unrealized gain on other real estate owned	(59)	(212)
Net (gain) loss on sales of available for sale securities	55	(99)
Other than temporary impairment loss on securities	-	95
Increase in cash surrender value of life insurance	(415)	(325)
Net gain on sale of premises and equipment	(16)	(20)
Income on tax credit investment	-	(340)
Deferred income taxes	(137)	883
Stock compensation expense	184	161
Increase in accrued interest receivable	(1,097)	(788)
Increase in accrued interest payable	240	144
Change in other assets and liabilities, net	287	(393)
Net Cash Provided By (Used In) Operating Activities	(50,575)	19,661

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(840)	(490)
Proceeds from sales and maturities of interest-bearing time deposits	738	3,986
Purchase of securities available for sale	(21,577)	(44,482)
Proceeds from sales of securities available for sale	13,948	37,315
Proceeds from maturities of securities available for sale	3,600	1,280
Proceeds from maturities of securities held to maturity	162	150
Principal collected on securities	15,456	11,542
Net increase in loans	(94,479)	(74,046)
Proceeds from redemption of Federal Reserve Bank stock	-	21
Purchase of Federal Home Loan Bank stock	(3,359)	(2,562)
Investment in cash surrender value of life insurance	(6,000)	-
Proceeds from life insurance	-	540
Proceeds from sale of other real estate owned	178	606
Purchase of premises and equipment	(8,452)	(918)
Proceeds from sales of premises and equipment	51	20
Net cash received in the acquisition of Dearmin Bancorp and FNBO	-	6,667
Net Cash Used In Investing Activities	(100,574)	(60,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	77,033	73,607
Net increase in repurchase agreements	2	3
Increase (decrease) in Federal Home Loan Bank line of credit	14,255	(18,065)
Proceeds from Federal Home Loan Bank advances	245,000	209,500
Repayment of Federal Home Loan Bank advances	(160,000)	(219,500)
Net increase (decrease) in advance payments by
borrowers for taxes and insurance	141	(404)
Proceeds from exercise of stock options	408	362
Taxes paid on stock award shares for employees	(32)	(46)
Dividends paid on common stock	(1,096)	(999)
Distributions to noncontrolling interests	(1,731)	(5)
Net Cash Provided By Financing Activities	173,980	44,453

Net Increase in Cash and Cash Equivalents	22,831	3,743

Cash and cash equivalents at beginning of period	42,274	34,259

Cash and Cash Equivalents at End of Period	$65,105	$38,002

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2019, the results of operations for the three- and nine-month periods ended June 30, 2019 and 2018, and the cash flows for the nine-month periods ended June 30, 2019 and 2018. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Pursuant to the terms of the merger agreement, FNBO stockholders received $265.00 in cash for each share of FNBO common stock for total cash consideration of $10.6 million. Under the acquisition method of accounting, the purchase price is assigned to the identifiable assets acquired and liabilities assumed based on their fair values, net of applicable income tax effects. In accounting for the acquisition, the excess of cost over the fair value of the acquired net assets of $1.9 million was recorded as goodwill. Transaction and integration costs related to the acquisition totaling $1.3 million were expensed as incurred for the nine-month period ended June 30, 2018. No transaction and integration costs were recognized for the three-month period ended June 30, 2018 or the three- and nine-month periods ended June 30, 2019.

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

U.S. agency bonds and notes, agency mortgage-backed securities and agency collateralized mortgage obligations (“CMO”) include treasury notes issued by the U.S. government; securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency; and securities issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”), which are U.S. government sponsored enterprises. The Company holds municipal bonds issued by municipal governments within the U.S. The Company also holds pass-through asset-backed securities guaranteed by the SBA representing participating interests in pools of long term debentures issued by state and local development companies certified by the SBA. Privately issued CMO and asset-backed securities (“ABS”) are complex securities issued by non-government special purpose entities that are collateralized by residential mortgage loans and residential home equity loans.

Investment securities have been classified according to management’s intent.

Trading Account Securities

Prior to June 30, 2018, the Company invested in small and medium lot, investment grade municipal bonds through a managed brokerage account. The brokerage account was managed by an investment advisory firm registered with the U.S. Securities and Exchange Commission. During May 2018, the Company ceased its trading activity and had no trading account securities at September 30, 2018 or June 30, 2019. As such, there were no gains or losses on trading account securities during the three and nine-month periods ended June 30, 2019. During the three-month period ended June 30, 2018, the Company reported a net loss on trading account securities of $48,000. During the nine-month period ended June 30, 2018, the Company reported a net gain on trading account securities of $43,000.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2019:
Securities available for sale:

Agency mortgage-backed	$16,037	$277	$33	$16,281
Agency CMO	7,132	159	8	7,283
Privately-issued CMO	1,281	138	3	1,416
Privately-issued ABS	1,075	212	-	1,287
SBA certificates	1,152	40	5	1,187
Municipal bonds	145,331	7,271	65	152,537

Total securities available for sale	$172,008	$8,097	$114	$179,991

Securities held to maturity:

Agency mortgage-backed	$120	$7	$-	$127
Municipal bonds	2,310	320	-	2,630

Total securities held to maturity	$2,430	$327	$-	$2,757

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2018:
Securities available for sale:

Agency mortgage-backed	$31,686	$90	$646	$31,130
Agency CMO	10,754	-	313	10,441
Privately-issued CMO	1,434	148	3	1,579
Privately-issued ABS	1,538	346	-	1,884
SBA certificates	1,305	53	7	1,351
Municipal bonds	137,144	2,189	1,345	137,988

Total securities available for sale	$183,861	$2,826	$2,314	$184,373

Securities held to maturity:

Agency mortgage-backed	$134	$8	$-	$142
Municipal bonds	2,473	281	-	2,754

Total securities held to maturity	$2,607	$289	$-	$2,896

The amortized cost and fair value of investment securities as of June 30, 2019 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$3,655	$3,675	$246	$275
Due after one year through five years	20,236	20,885	995	1,120
Due after five years through ten years	29,938	31,413	804	926
Due after ten years	91,502	96,564	265	309
CMO	8,413	8,699	-	-
ABS	1,075	1,287	-	-
SBA certificates	1,152	1,187	-	-
Mortgage-backed securities	16,037	16,281	120	127

	$172,008	$179,991	$2,430	$2,757

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at June 30, 2019 and September 30, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
June 30, 2019:
Securities available for sale:

Continuous loss position more than twelve months:
Agency mortgage-backed	6	$4,402	$33
Agency CMO	2	1,065	8
Privately-issued CMO	1	37	3
SBA certificates	1	480	5
Municipal bonds	6	3,548	65

Total more than twelve months	16	9,532	114

Total securities available for sale	16	$9,532	$114

September 30, 2018:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	15	$14,814	$313
Agency CMO	4	2,560	54
Municipal bonds	93	44,162	944

Total less than twelve months	112	61,536	1,311

Continuous loss position more than twelve months:
Agency mortgage-backed	11	9,283	333
Agency CMO	9	7,881	259
Privately-issued CMO	1	37	3
SBA certificates	1	617	7
Municipal bonds	8	6,106	401

Total more than twelve months	30	23,924	1,003

Total securities available for sale	142	$85,460	$2,314

At June 30, 2019, the Company did not have any securities available for sale in a continuous loss position less than twelve months. At June 30, 2019 and September 30, 2018, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at June 30, 2019, which consisted of U.S. government agency mortgage backed securities and CMOs, privately issued CMOs, SBA certificates and municipal bonds, had a fair value as a percentage of amortized cost of 99.81%. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At June 30, 2019, the Company held thirteen privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $1.1 million and fair value of $1.3 million that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various nationally recognized statistical rating organizations (“NRSROs”).

At June 30, 2019, one privately-issued CMO was in a loss position and had depreciated approximately 8.23% from the Company’s carrying value and was collateralized by residential mortgage loans. This security had a total fair value of $37,000 and a total unrealized loss of $3,000 at June 30, 2019, and was rated below investment grade by NRSROs. Based on the independent third party analysis of the expected cash flows, management has determined that no other-than-temporary impairment is required to be recognized on the remaining privately issued CMO and ABS portfolios. While the Company had not anticipated additional credit-related impairment losses at June 30, 2019, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future, and therefore, require a credit related impairment charge in the future.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

During the three month period ended June 30, 2019, the Company realized gross gains of $67,000 and gross losses of $123,000 on sales of available for sale securities. During the nine month period ended June 30, 2019, the Company realized gross gains of $68,000 and gross losses of $123,000 on sales of available for sale securities. During the three and nine-month periods ended June 30, 2018, the Company realized gross gains of $119,000 and gross losses of $20,000 on sales of available for sale securities.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at June 30, 2019 and September 30, 2018, and may be pledged to secure federal funds borrowings.

4.	Loans and Allowance for Loan Losses

Loans at June 30, 2019 and September 30, 2018 consisted of the following:

	June 30, 2019	September 30, 2018
	(In thousands)
Real estate mortgage:
1-4 family residential	$201,966	$195,274
Commercial	406,726	343,498
Multifamily residential	39,252	28,814
Residential construction	14,356	19,527
Commercial construction	9,375	8,669
Land and land development	12,151	10,504
Commercial business	80,008	67,786

Consumer:
Home equity	25,861	24,635
Auto	13,695	11,720
Other consumer	2,840	2,918
Total Loans	806,230	713,345

Deferred loan origination fees and costs, net	380	249
Allowance for loan losses	(9,616)	(9,323)

Loans, net	$796,994	$704,271

During the nine-month period ended June 30, 2019, there was no significant change in the Company’s lending activities or the methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

At June 30, 2019 and September 30, 2018, the balance of other real estate owned includes $57,000 and $103,000, respectively, of residential real estate properties where physical possession has been obtained. At June 30, 2019 and September 30, 2018, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $1.3 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of June 30, 2019:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$201,966	$406,726	$39,252	$23,731	$12,151	$80,008	$42,396	$806,230

Accrued interest receivable	731	1,618	123	119	50	437	72	3,150

Net deferred loan origination fees and costs	(92)	197	(36)	14	(4)	333	(32)	380

Recorded investment in loans	$202,605	$408,541	$39,339	$23,864	$12,197	$80,778	$42,436	$809,760

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,276	$8,619	$-	$-	$-	$240	$197	$13,332

Collectively evaluated for impairment	198,329	399,922	39,339	23,864	12,197	80,538	42,239	796,428

Ending balance	$202,605	$408,541	$39,339	$23,864	$12,197	$80,778	$42,436	$809,760

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of June 30, 2019 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$42	$422	$-	$-	$-	$14	$14	$492

Collectively evaluated for impairment	328	5,386	491	492	242	1,690	495	9,124

Ending balance	$370	$5,808	$491	$492	$242	$1,704	$509	$9,616

An analysis of the allowance for loan losses as of September 30, 2018 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$7	$492	$-	$-	$-	$-	$12	$511

Collectively evaluated for impairment	267	6,333	195	580	210	1,041	186	8,812

Ending balance	$274	$6,825	$195	$580	$210	$1,041	$198	$9,323

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2019 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$220	$6,696	$232	$515	$237	$1,535	$499	$9,934
Provisions	142	(316)	259	(23)	5	228	42	337
Charge-offs	-	(574)	-	-	-	(71)	(45)	(690)
Recoveries	8	2	-	-	-	12	13	35

Ending balance	$370	$5,808	$491	$492	$242	$1,704	$509	$9,616

An analysis of the changes in the allowance for loan losses for the nine months ended June 30, 2019 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$274	$6,825	$195	$580	$210	$1,041	$198	$9,323
Provisions	84	(445)	296	(88)	32	721	392	992
Charge-offs	(10)	(574)	-	-	-	(71)	(126)	(781)
Recoveries	22	2	-	-	-	13	45	82

Ending balance	$370	$5,808	$491	$492	$242	$1,704	$509	$9,616

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of June 30, 2019 and for the three and nine months ended June 30, 2019 and 2018.

	At June 30, 2019			Three Months Ended June 30,				Nine Months Ended June 30,
				2019	2019	2018	2018	2019	2019	2018	2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$3,897	$4,397	$-	$4,873	$26	$4,964	$37	$5,095	$89	$5,054	$108
Commercial real estate	6,368	6,593	-	6,451	78	6,847	81	6,608	240	6,677	225
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	29	-	8	-	29	-
Commercial business	121	74	-	171	2	355	3	246	6	309	9
Consumer	81	83	-	106	1	139	1	115	3	118	3
	$10,467	$11,147	$-	$11,601	$107	$12,334	$122	$12,072	$338	$12,187	$345

Loans with an allowance recorded:
Residential real estate	$379	$378	$42	$94	$-	$376	$-	$158	$-	$308	$-
Commercial real estate	2,251	2,640	422	2,549	-	136	-	1,971	-	54	-
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	119	120	14	90	-	-	-	36	-	-	-
Consumer	116	117	14	140	-	145	-	160	-	133	-
	$2,865	$3,255	$492	$2,873	$-	$657	$-	$2,325	$-	$495	$-

Total:
Residential real estate	$4,276	$4,775	$42	$4,967	$26	$5,340	$37	$5,253	$89	$5,362	$108
Commercial real estate	8,619	9,233	422	9,000	78	6,983	81	8,579	240	6,731	225
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	29	-	8	-	29	-
Commercial business	240	194	14	261	3	355	3	282	6	309	9
Consumer	197	200	14	246	1	284	1	275	3	251	3
	$13,332	$14,402	$492	$14,474	$107	$12,991	$122	$14,397	$338	$12,682	$345

The Company did not recognize any interest income using the cash receipts method during the three- and nine-month periods ended June 30, 2019 and 2018.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2019:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,381	$1	$2,382
Commercial real estate	2,547	-	2,547
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	56	-	56
Consumer	122	-	122

Total	$5,106	$1	$5,107

The following table presents the recorded investment in nonperforming loans at September 30, 2018:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,711	$91	$2,802
Commercial real estate	1,284	-	1,284
Multifamily	-	-	-
Construction	-	-	-
Land and land development	27	-	27
Commercial business	-	-	-
Consumer	160	-	160

Total	$4,182	$91	$4,273

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at June 30, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,455	$699	$770	$3,924	$198,681	$202,605
Commercial real estate	228	464	1,618	2,310	406,231	408,541
Multifamily	-	-	-	-	39,339	39,339
Construction	-	-	-	-	23,864	23,864
Land and land development	-	-	-	-	12,197	12,197
Commercial business	183	-	-	183	80,595	80,778
Consumer	105	14	-	119	42,317	42,436

Total	$2,971	$1,177	$2,388	$6,536	$803,224	$809,760

The following table presents the aging of the recorded investment in past due loans at September 30, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$2,088	$649	$1,202	$3,939	$191,862	$195,801
Commercial real estate	696	-	210	906	344,099	345,005
Multifamily	-	-	-	-	28,865	28,865
Construction	-	-	-	-	28,347	28,347
Land and land development	-	27	-	27	10,497	10,524
Commercial business	7	-	-	7	68,419	68,426
Consumer	43	37	32	112	39,201	39,313

Total	$2,834	$713	$1,444	$4,991	$711,290	$716,281

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of June 30, 2019, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$198,483	$399,743	$38,862	$23,864	$12,197	$77,915	$42,352	$793,416
Special Mention	-	490	-	-	-	398	-	888
Substandard	4,060	8,308	477	-	-	2,465	82	15,392
Doubtful	62	-	-	-	-	-	2	64
Loss	-	-	-	-	-	-	-	-

Total	$202,605	$408,541	$39,339	$23,864	$12,197	$80,778	$42,436	$809,760

As of September 30, 2018, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)

Pass	$190,647	$338,256	$28,365	$28,347	$10,207	$66,162	$39,246	$701,230
Special Mention	19	-	-	-	290	-	-	309
Substandard	5,061	6,749	500	-	27	2,264	67	14,668
Doubtful	74	-	-	-	-	-	-	74
Loss	-	-	-	-	-	-	-	-

Total	$195,801	$345,005	$28,865	$28,347	$10,524	$68,426	$39,313	$716,281

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

The following table summarizes the Company’s recorded investment in TDRs at June 30, 2019 and September 30, 2018. There was $56,000 of specific reserve included in the allowance for loan losses related to TDRs at June 30, 2019. There was $5,000 of specific reserve included in the allowance for loan losses related to TDRs at September 30, 2018.

	Accruing	Nonaccrual	Total
	(In thousands)
June 30, 2019:
Residential real estate	$1,895	$357	$2,252
Commercial real estate	6,072	62	6,134
Commercial business	184	-	184
Consumer	75	-	75
Total	$8,226	$419	$8,645

September 30, 2018:
Residential real estate	$2,396	$21	$2,417
Commercial real estate	6,435	65	6,500
Commercial business	231	-	231
Consumer	83	-	83
Total	$9,145	$86	$9,231

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

There were no TDRs that were restructured during the three- and nine-month periods ended June 30, 2019. There were no TDRs that were restructured during the three month period ended June 30, 2018.

The following table summarizes information in regard to TDRs that were restructured during the nine-month period ended June 30, 2018:

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

At June 30, 2019 and September 30, 2018, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the three- and nine-month periods ended June 30, 2019 and 2018. There was no specific allowance for loan losses related to TDRs modified during the three- and nine-month periods ended June 30, 2019 and 2018. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the nine-month period ended June 30, 2019, the Company had one TDR with an outstanding balance of $114,000 that was modified within the previous twelve months and for which there was a payment default. During the three month period ended June 30, 2019 and the three- and nine-month periods ended June 30, 2018, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

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

The unpaid principal balance of SBA loans serviced for others was $151.4 million, $120.6 million and $113.5 million at June 30, 2019, September 30, 2018 and June 30, 2018, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $11,000 and $27,000 for the three- and nine-month periods ended June 30, 2019, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $3,000 and $12,000 for the three- and nine-month periods ended June 30, 2018, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $317,000 and $890,000 for the three- and nine-month periods ended June 30, 2019, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $240,000 and $581,000 for the three- and nine-month periods ended June 30, 2018, respectively. Net servicing income and costs are included in other noninterest income in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of SBA loan servicing rights for the three- and nine-month periods ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
	(In thousands)
Balance, beginning of period	$2,595	$2,116	$2,405	$1,389
Servicing rights resulting from transfers of loans	449	430	892	1,297
Amortization	(130)	(83)	(383)	(223)
Direct write-offs	(142)	-	(142)	-
Change in valuation allowance	72	(18)	72	(18)

Balance, end of period	$2,844	$2,445	$2,844	$2,445

Residential mortgage loans originated for sale in the secondary market continue to be sold with servicing released.

The valuation allowance related to SBA loan servicing rights at June 30, 2019 and September 30, 2018 was $105,000 and $177,000, respectively.

5.	Deposits

Deposits at June 30, 2019 and September 30, 2018 consisted of the following:

	June 30, 2019	September 30, 2018
	(In thousands)

Noninterest-bearing demand deposits	$172,915	$167,705
NOW accounts	172,381	173,543
Money market accounts	128,057	107,124
Savings accounts	120,010	120,995
Retail time deposits	136,280	123,007
Brokered time deposits	158,502	118,738

Total	$888,145	$811,112

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	Supplemental Disclosure for Earnings Per Share

Earnings per share information is presented below for the three- and nine-month periods ended June 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$5,235	$3,106	$11,699	$8,158
Shares:
Weighted average common shares outstanding, basic	2,333,502	2,274,951	2,308,359	2,251,387

Net income per common share, basic	$2.24	$1.37	$5.07	$3.62

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$5,235	$3,106	$11,699	$8,158
Shares:
Weighted average common shares outstanding, basic	2,333,502	2,274,951	2,308,359	2,251,387
Add: Dilutive effect of outstanding options	35,669	96,662	55,692	111,382
Add: Dilutive effect of restricted stock	4,407	7,226	5,370	6,941
Weighted average common shares outstanding, as adjusted	2,373,578	2,378,839	2,369,421	2,369,710

Net income per common share, diluted	$2.21	$1.31	$4.94	$3.44

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three- and nine-month periods ended June 30, 2019 and 2018. Stock options for 7,200 and 10,200 shares of common stock were excluded from the calculation of diluted net income per common share for the three- and nine-month periods ended June 30, 2019, respectively, because their effect was antidilutive. Stock options for 4,800 shares of common stock were excluded from the calculation of diluted net income per share for the three- and nine-month periods ended June 30, 2018, because their effect was antidilutive.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2019	2018
	(In thousands)
Cash payments for:
Interest	$7,205	$4,348
Income taxes (net of refunds received)	308	1,762

Noncash investing and financing activities:
Transfers from loans held for sale to loans	-	509

Transfers from loans to foreclosed real estate	224	69

Proceeds from sales of foreclosed real estate financed through loans	47	427

Noncash exercise of stock options	542	387

Transfers from premises and equipment to other real estate owned	1,838	-

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2019 and September 30, 2018. The Company had no liabilities measured at fair value as of September 30, 2018.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2019:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency mortgage-backed	$-	$16,281	$-	$16,281
Agency CMO	-	7,283	-	7,283
Privately-issued CMO	-	1,416	-	1,416
Privately-issued ABS	-	1,287	-	1,287
SBA certificates	-	1,187	-	1,187
Municipal	-	152,537	-	152,537
Total securities available for sale	$-	$179,991	$-	$179,991
Residential mortgage loans held for sale – fair value option elected	$-	$81,083	$-	$81,083
Derivative assets (included in other assets)	$-	$-	$3,292	$3,292

Liabilities Measured – Recurring Basis:
Derivative liabilities (included in other liabilities)	$-	$916	$-	$916

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,234	$4,234
Commercial real estate	-	-	8,197	8,197
Commercial business	-	-	226	226
Consumer	-	-	183	183
Total impaired loans	$-	$-	$12,840	$12,840
SBA loans held for sale	$-	$-	$15,056	$15,056
Loan servicing rights	$-	$-	$2,844	$2,844
Other real estate owned, held for sale:
Residential real estate	$-	$-	$57	$57
Former bank premises	-	-	1,839	1,839
Total other real estate owned	$-	$-	$1,896	$1,896

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Other than SBA loans held for sale (see discussion below), there have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine-month period ended June 30, 2019.

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

SBA Loans Held for Sale. SBA loans held for sale are carried at the lower of cost or market value. At September 30, 2018, the fair value of SBA loans held for sale was obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and was classified as Level 2 in the fair value hierarchy. At June 30, 2019, the fair value of SBA loans held for sale reflects management’s estimate based on the weighted average price of SBA loans sold to investors during the prior quarter and is classified as Level 3 in the fair value hierarchy.

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

The table below presents a reconciliation of derivative assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and nine-months ended June 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Beginning balance	$1,705	$-	$380	$-
Unrealized gains recognized in earnings, net of settlements	1,587	-	2,912	-

Ending balance	$3,292	$-	$3,292	$-

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Gains recognized in earnings for the three- and nine-months ended June 30, 2019 attributable to Level 3 assets held at the balance sheet date were $3.3 million.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a recurring basis as of June 30, 2019 and September 30, 2018.

Financial Instrument	Significant Unobservable Inputs	Range of Inputs June 30, 2019	Range of Inputs September 30, 2018

Interest rate lock commitments	Pull-through rate	40% - 100%	72% - 95%
	Direct costs to close	1%	1% - 3%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At June 30, 2019 and September 30, 2018, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2019 and September 30, 2018, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts from appraised value ranging from 0.0% to 15.0% and estimated costs to sell the collateral ranging from 0.0% to 6.0%. During the three-month periods ended June 30, 2019 and 2018, the Company recognized provisions for loan losses of $171,000 and $331,000, respectively, for impaired loans. During the nine-month periods ended June 30, 2019 and 2018, the Company recognized provisions for loan losses of $717,000 and $349,000, respectively, for impaired loans.

Loan Servicing Rights. Loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At June 30, 2019, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 6.81% to 16.74% with a weighted average of 10.80% and prepayment speed assumptions ranging from 5.68% to 18.23% with a weighted average rate of 12.30%. At September 30, 2018, the significant unobservable inputs used in the fair value measurement of loan servicing rights included discount rates ranging from 10.84% to 23.22% with a weighted average of 14.63% and prepayment speed assumptions ranging from 4.32% to 14.43% with a weighted average rate of 10.08%. Impairment of the loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company recognized $70,000 of impairment charges on loan servicing rights for the three- and nine-month periods ended June 30, 2019 and 2018. The Company recognized $18,000 of impairment charges on loan servicing rights for the three- and nine-month periods ended June 30, 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At June 30, 2019, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 18.4% with a weighted average of 16.2%. At September 30, 2018, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 100.0% with a weighted average of 48.9%. The Company did not recognize any charges to write down other real estate owned to fair value for the three- and nine-month periods ended June 30, 2019. The Company recognized charges of $4,000 and $63,000 to write-down other real estate owned to fair value for the three- and nine-month periods ended June 30, 2018.

Transfers Between Categories. As previously described, management used different valuation methodologies related to SBA loans held for sale at June 30, 2019 and September 30, 2018, resulting in a change in classification from Level 2 to Level 3 for those types of instruments. Other than that change, there were no transfers into or out of Levels 1, 2, or 3 of the fair value hierarchy for the three- and nine-month periods ended June 30, 2019 and 2018.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale effective July 1, 2018, including all loans originated by the Company’s wholesale lending division. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of June 30, 2019 and September 30, 2018.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of June 30, 2019 and September 30, 2018.

(In thousands)	Aggregate Fair Value June 30, 2019	Aggregate Principal Balance June 30, 2019	Difference

Residential mortgage loans held for sale	$81,083	$78,005	$3,078

(In thousands)	Aggregate Fair Value September 30, 2018	Aggregate Principal Balance September 30, 2018	Difference

Residential mortgage loans held for sale	$9,952	$9,695	$257

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three- and nine-month periods ended June 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Gains – included in mortgage banking income	$1,890	$-	$2,916	$-
Interest income	425	-	766	-

	$2,315	$-	$3,682	$-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

GAAP requires disclosure of fair value information about financial instruments for interim reporting periods, whether or not recognized in the consolidated balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company's financial instruments are as follows. In accordance with the Company’s adoption of Accounting Standards Update (“ASU”) 2016-01 effective October 1, 2018, the table below for June 30, 2019 presents the fair values measured using an exit price notion. The fair value of loans at September 30, 2018 was measured using an entry price notion.

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2019:
Financial assets:
Cash and due from banks	$10,760	$10,760	$-	$-
Interest-bearing deposits with banks	54,345	54,345	-	-
Interest-bearing time deposits	2,620	-	2,620	-
Securities available for sale	179,991	-	179,991	-
Securities held to maturity	2,430	-	2,757	-

Loans, net	796,994	-	-	832,026

Residential mortgage loans held for sale	81,083	-	81,083	-
SBA loans held for sale	15,056	-	-	16,587
FRB and FHLB stock	12,980	N/A	N/A	N/A
Accrued interest receivable	5,384	-	5,384	-
Loan servicing rights (included in other assets)	2,844	-	-	2,844
Derivative assets (included in other assets)	3,292	-	-	3,292
Financial liabilities:
Deposits	888,145	-	-	888,369
Short-term repurchase agreements	1,354	-	1,354	-
Borrowings from FHLB	189,255	-	188,506	-
Subordinated note	19,712	-	19,712	-
Accrued interest payable	983	-	983	-
Advance payments by borrowers for taxes and insurance	1,359	-	1,359	-
Derivative liabilities (included in other liabilities)	916	-	916	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2018:
Financial assets:
Cash and due from banks	$14,191	$14,191	$-	$-
Interest-bearing deposits with banks	28,083	28,083	-	-
Interest-bearing time deposits	2,501	-	2,494	-
Securities available for sale	184,373	-	184,373	-
Securities held to maturity	2,607	-	2,896	-
Residential mortgage loans held for sale	10,466	-	10,476	-
SBA loans held for sale	21,659	-	23,488	-
Loans, net	704,271	-	-	673,652
FRB and FHLB stock	9,621	N/A	N/A	N/A
Accrued interest receivable	4,287	-	4,287	-
Loan servicing rights (included in other assets)	2,405	-	-	2,405
Derivative assets (included in other assets)	421	-	41	380

Financial liabilities:
Deposits	811,112	-	-	809,305
Short-term repurchase agreements	1,352	-	1,352	-
Borrowings from FHLB	90,000	-	84,175	-
Subordinated note	19,661	-	19,661	-
Accrued interest payable	743	-	743	-
Advance payments by borrowers for taxes and insurance	1,218	-	1,218	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan therefore no compensation expense was recognized for the three- and nine-month periods ended June 30, 2019 and 2018. The ESOP trust held 137,623 and 151,999 shares of Company common stock at June 30, 2019 and September 30, 2018, respectively.

10.	Stock Based Compensation Plans

The Company maintains two equity incentive plans under which stock options and restricted stock have been or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, and the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At June 30, 2019, 8,658 shares of the Company’s common stock were available for issuance under the 2010 Plan as stock options and 11,991 shares of the Company’s common stock were available for issuance under the 2016 Plan, consisting of 10,555 stock options and 1,436 shares of restricted stock.

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

The fair value of options granted during the nine-month period ended June 30, 2019 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5 years
Weighted average fair value at grant date	$6.13

A summary of stock option activity as of June 30, 2019, and changes during the nine-month period then ended is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)

Outstanding at beginning of period	150,033	$24.88
Granted	2,400	59.23
Exercised	(66,877)	14.21
Forfeited or expired	(750)	40.09
Outstanding at end of period	84,806	$34.13	5.5	$2,237
Vested and expected to vest	84,806	$34.13	5.5	$2,237
Exercisable at end of period	45,479	$24.04	3.5	$1,635

The intrinsic value of stock options exercised during the nine-month period ended June 30, 2019 was $2.6 million. The intrinsic value of stock options exercised during the nine-month period ended June 30, 2018 was $2.8 million. The Company recognized compensation expense related to stock options of $18,000 and $54,000 for the three- and nine-month periods ended June 30, 2019, respectively. The Company recognized compensation expense related to stock options of $17,000 and $50,000 for the three- and nine-month periods ended June 30, 2018, respectively. At June 30, 2019, there was $192,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over the remaining vesting period of 4.4 years.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three and nine-month periods ended June 30, 2019 was $44,000 and $129,000, respectively. Compensation expense related to restricted stock recognized for the three and nine-month periods ended June 30, 2018 was $37,000 and $111,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of June 30, 2019 and changes during the nine-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2018	14,812	$41.20
Granted	2,500	$59.23
Vested	(3,653)	$40.99
Forfeited	(201)	$40.09
Nonvested at June 30, 2019	13,458	$44.62

There were 3,653 restricted shares vested during the nine-month period ended June 30, 2019 with a total fair value of $216,000. There were 3,453 restricted shares that vested during the nine-month period ended June 30, 2018 with a total fair value of $195,000. At June 30, 2019, there was $490,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 4.4 years.

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

The tables below provide information on the Company’s derivative financial instruments as of June 30, 2019 and September 30, 2018.

(In thousands)	Notional Amount June 30, 2019	Asset Derivatives June 30, 2019	Liability Derivatives June 30, 2019

Interest rate lock commitments	$213,026	$3,292	$-
Forward mortgage loan sale contracts	163,250	-	916

	$376,276	$3,292	$916

(In thousands)	Notional Amount September 30, 2018	Asset Derivatives September 30, 2018	Liability Derivatives September 30, 2018

Interest rate lock commitments	$16,634	$380	$-
Forward mortgage loan sale contracts	13,750	41	-

	$30,384	$421	$-

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three- and nine-month periods ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Interest rate lock commitments	$1,587	$-	$2,912	$-
Forward mortgage loan sale contracts	(1,399)	-	(2,174)	-

	$188	$-	$738	$-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company and the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer was 1.875% for 2018 and 2.5% for 2019. The Company and Bank met all capital adequacy requirements to which they are subject as of June 30, 2019 and September 30, 2018.

As of June 30, 2019, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk at either date.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2019:

Total capital (to risk-weighted assets):
Consolidated	$126,267	13.74%	$73,516	8.00%	N/A	N/A
Bank	116,352	12.69	73,344	8.00	$91,680	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$96,939	10.55%	$55,137	6.00%	N/A	N/A
Bank	106,736	11.64	55,008	6.00	$73,344	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$96,939	10.55%	$41,353	4.50%	N/A	N/A
Bank	106,736	11.64	41,256	4.50	$59,592	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$96,939	8.39%	$46,231	4.00%	N/A	N/A
Bank	106,736	9.27	46,073	4.00	$57,591	5.00%

As of September 30, 2018:

Total capital (to risk-weighted assets):
Consolidated	$114,911	14.50%	$63,402	8.00%	N/A	N/A
Bank	102,281	12.92	63,312	8.00	$79,140	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$85,927	10.84%	$47,551	6.00%	N/A	N/A
Bank	92,958	11.75	47,484	6.00	$63,312	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$85,927	10.84%	$35,663	4.50%	N/A	N/A
Bank	92,958	11.75	35,613	4.50	$51,441	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$85,927	8.39%	$40,982	4.00%	N/A	N/A
Bank	92,958	9.10	40,840	4.00	$51,050	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.	Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption. Management expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses through retained earnings as of the beginning of the first reporting period in which the new standard is implemented; however, the magnitude of the adjustment is unknown. In planning for the implementation of ASU 2016-13, management is currently evaluating software solutions, data requirements and loss methodologies.

In July 2019, the FASB voted to propose a delay in the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities. The proposal would delay the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. The Company is a smaller reporting company and would qualify for the delayed effective date if the proposal is approved by the FASB.

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

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Three Months Ended June 30, 2019:
Net interest income	$9,106	$1,066	$424	$(304)	$10,292
Net gains on sales of loans, SBA	-	1,515	-	-	1,515
Mortgage banking income	(35)	-	10,063	-	10,028
Noncash items:
Provision for loan losses	162	175	-	-	337
Depreciation and amortization	306	12	26	17	361
Income tax expense (benefit)	176	148	841	(145)	1,020
Segment profit (loss)	2,379	1,015	2,552	(110)	5,806
Segment assets at June 30, 2019	1,153,432	75,979	86,569	(86,608)	1,229,372

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Nine Months Ended June 30, 2019:
Net interest income	$26,969	$2,908	$765	$(913)	$29,729
Net gains on sales of loans, SBA	-	3,000	-	-	3,000
Mortgage banking income	(5)	-	18,396	-	18,391
Noncash items:
Provision for loan losses	(346)	1,338	-	-	992
Depreciation and amortization	1,065	36	69	51	1,221
Income tax expense (benefit)	1,495	123	1,004	614	2,008
Segment profit (loss)	8,544	845	3,013	(228)	12,174
Segment assets at June 30, 2019	1,153,432	75,979	86,569	(86,608)	1,229,372

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Three Months Ended June 30, 2018:
Net interest income	$8,685	$810	$3	$9	$9,507
Net gains on sales of loans, SBA	-	1,558	-	-	1,558
Mortgage banking income	46	-	45	-	91
Noncash items:
Provision for loan losses	52	214	-	-	266
Depreciation and amortization	347	12	2	-	361
Income tax expense (benefit)	831	169	(175)	(129)	696
Segment profit (loss)	2,943	997	(438)	175	3,677
Segment assets at June 30, 2018	1,023,998	64,206	3,000	(55,858)	1,035,346

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Nine Months Ended June 30, 2018:
Net interest income	$24,179	$2,078	$3	$23	$26,283
Net gains on sales of loans, SBA	-	4,585	-	-	4,585
Mortgage banking income	214	-	45	-	259
Noncash items:
Provision for loan losses	(86)	1,185	-	-	1,099
Depreciation and amortization	955	38	2	-	995
Income tax expense (benefit)	1,809	372	(175)	(350)	1,656
Segment profit (loss)	7,360	2,187	(438)	283	9,392
Segment assets at June 30, 2018	1,023,998	64,206	3,000	(55,858)	1,035,346

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

15.	Revenue from Contracts with Customers

As of October 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective approach. The adoption of the ASU had no material impact on the measurement or recognition of revenue; however, additional disclosures have been added in accordance with the ASU.

All of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three- and nine-month periods ended June 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousand)
Service charges on deposit accounts	$484	$461	$1,444	$1,237
ATM and interchange fees	529	439	1,428	1,101
Investment advisory income	87	99	221	325
Other	29	33	109	103
Revenue from contracts with customers	1,129	1,032	3,202	2,766

Gain (loss) on securities	(56)	(44)	(55)	47
Gain on sale of SBA loans	1,515	1,558	3,000	4,585
Mortgage banking income	10,028	91	18,391	259
Increase in cash value of life insurance	157	112	415	325
Real estate lease income	158	2	473	3
Other	167	503	542	742
Other noninterest income	11,969	2,222	22,766	5,961

Total noninterest income	$13,098	$3,254	$25,968	$8,727

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

Critical Accounting Policies

During the nine-month period ended June 30, 2019, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 2019 and September 30, 2018

Cash and Cash Equivalents. Cash and cash equivalents increased $22.8 million from $42.3 million at September 30, 2018 to $65.1 million at June 30, 2019.

Loans. Net loans receivable increased $92.7 million, from $704.3 million at September 30, 2018 to $797.0 million at June 30, 2019, due primarily to increases in commercial real estate loans of $63.2 million and commercial business loans of $12.2 million.

Loans Held for Sale. Loans held for sale increased $64.0 million, from $32.1 million at September 30, 2018 to $96.1 million at June 30, 2019, due to an increase in residential mortgage loans held for sale of $70.6 million, partially offset by a decrease in SBA loans held for sale of $6.6 million. The increase in residential mortgage loans held for sale is due to additional staff hired in 2018 and 2019 for the purpose of expanding the Company’s mortgage banking activities. As a result of this expansion, the Company originated $435.8 million of residential loans held for sale in the secondary market for the nine-month period ended June 30, 2019 compared to $11.0 million in originations for the nine-month period ended June 30, 2018.

Securities Available for Sale. Securities available for sale decreased $4.4 million, from $184.4 million at September 30, 2018 to $180.0 million at June 30, 2019, due primarily to sales of $13.9 million, calls and maturities of $3.6 million and principal repayments of $15.4 million, partially offset by purchases of $21.6 million and an increase in unrealized gains on securities available for sale of $7.5 million.

Securities Held to Maturity. Investment securities held to maturity decreased $177,000 from September 30, 2018 to June 30, 2019 due to partial calls and principal repayments. There were no purchases of securities held to maturity during the nine-month period ended June 30, 2019.

Deposits. Total deposits increased $77.0 million, from $811.1 million at September 30, 2018 to $888.1 million at June 30, 2019, due primarily to increases in interest bearing deposit accounts and non-interest bearing deposit accounts of $71.8 million and $5.2 million, respectively.

Borrowings. Borrowings from the FHLB increased $99.3 million, from $90.0 million at September 30, 2018 to $189.3 million at June 30, 2019. The increase in borrowings was primarily used to fund loan growth and expansion of the Bank’s mortgage banking activities.

Equity. Stockholders’ equity attributable to the Company was $115.8 million at June 30, 2019 and increased $17.0 million from $98.8 million September 30, 2018 due primarily to retained net income of $10.6 million and an increase in net unrealized gains on securities available for sale of $5.8 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2019 and 2018

Overview. The Company reported net income of $5.2 million, or $2.21 per diluted share, for the three-month period ended June 30, 2019 compared to net income of $3.1 million, or $1.31 per diluted share, for the three-month period ended June 30, 2018. The annualized return on average assets and average equity were 1.78% and 21.00%, respectively, for the three-month period ended June 30, 2019. The annualized return on average assets and average equity were 1.21% and 15.31%, respectively, for the three-month period ended June 30, 2018.

Net Interest Income. Net interest income increased $785,000, or 8.3%, for the three-month period ended June 30, 2019 as compared to the same period in 2018. Average interest-earning assets increased $125.3 million and average interest-bearing liabilities increased $119.0 million when comparing the two periods. The tax-equivalent net interest margin was 3.87% for 2019 compared to 4.05% for 2018.

Total interest income increased $1.9 million, or 16.5%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $125.3 million, from $970.2 million for 2018 to $1.1 billion for 2019, and an increase in the average tax equivalent yield on interest-earning assets from 4.75% for 2018 to 4.88% for 2019. The majority of the increase in average interest-earning assets was attributable to loans. The average balance of loans increased $136.1 million, or 18.8%, compared to 2018.

Total interest expense increased $1.1 million, or 62.8%, due to an increase in the average balance of interest-bearing liabilities of $119.0 million, from $765.5 million for 2018 to $884.5 million for 2019, and an increase in the average cost of interest-bearing liabilities from 0.89% for 2018 to 1.25% for 2019.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended June 30, 2019 and 2018. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21.0% for 2019 and 24.5% for 2018.

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$38,332	$205	2.14%	$30,967	$112	1.45%
Loans	859,525	10,924	5.08	723,427	8,885	4.91
Investment securities	163,185	1,877	4.60	163,610	2,123	5.19
Agency mortgage-backed securities	21,993	152	2.76	42,624	297	2.79
FRB and FHLB stock	12,505	196	6.27	9,621	107	4.45
Total interest-earning assets	1,095,540	13,354	4.88	970,249	11,524	4.75

Noninterest-earning assets	79,111			59,439
Total assets	$1,174,651			$1,029,688

Liabilities and equity:
NOW accounts	$176,824	$118	0.27%	$179,338	$114	0.25%
Money market deposit accounts	114,261	376	1.32	97,142	183	0.75
Savings accounts	121,192	23	0.08	121,183	24	0.08
Time deposits	272,459	1,031	1.51	255,456	901	1.41
Total interest-bearing deposits	684,736	1,548	0.90	653,119	1,222	0.75

Repurchase agreements	1,354	1	0.30	1,350	1	0.30
FHLB borrowings	178,707	898	2.01	111,036	476	1.71
Other borrowings (1)	19,701	319	6.48	-	-	-
Total interest-bearing liabilities	884,498	2,766	1.25	765,505	1,669	0.89

Noninterest-bearing deposits	166,844			158,216
Other noninterest-bearing liabilities	12,719			9,877
Total liabilities	1,064,061			933,598

Total stockholders’ equity	110,513			95,427
Noncontrolling interest in subsidiary	77			663
Total equity	110,590			96,090

Total liabilities and equity	$1,174,651			$1,029,688
Net interest income (taxable equivalent basis)		10,588			$9,825
Less: taxable equivalent adjustment		(296)			(318)
Net interest income		$10,292			$9,507
Interest rate spread			3.63%			3.86%
Net interest margin			3.87%			4.05%
Average interest-earning assets to average interest-bearing liabilities			123.86%			126.75%

(1)	Includes subordinated debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended June 30, 2019 and 2018. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$60	$33	$93
Loans	337	1,702	2,039
Investment securities	(241)	(5)	(246)
Agency mortgage-backed securities	(2)	(142)	(145)
FRB and FHLB stock	50	39	89
Total interest-earning assets	204	1,626	1,830

Interest expense:
Deposits	259	67	326
Repurchase agreements	-	-	-
Borrowings from FHLB	109	314	422
Subordinated debt	-	319	319
Total interest-bearing liabilities	368	700	1,067

Net increase (decrease) in net interest income (tax equivalent basis)	$(163)	$926	$763

Provision for Loan Losses. The provision for loan losses was $337,000 for the three-month period ended June 30, 2019 compared to $266,000, for the same period in 2018. Gross loans increased approximately $33.9 million for the three-month period ended June 30, 2019 compared to an increase of approximately $11.6 million for the three-month period ended June 30, 2018 (excluding loans acquired in the FNBO transaction).

The Company recognized net charge-offs of $655,000 for the three-month period ended June 30, 2019 compared to net charge-offs of $104,000 for the same period in 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $9.8 million for the three months ended June 30, 2019 as compared to the same period in 2018. The increase was due primarily to an increase in mortgage banking income of $9.9 million, which was partially offset by the lack of income from tax credit investments in 2019 compared to income of $340,000 in 2018. The increase in mortgage banking income is due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018. The Bank’s SBA lending activities are performed under Q2, which specializes in the origination and servicing of SBA loans. The Bank owns 51% of Q2 with the option to purchase the minority interest in September 2020. Gross revenues and expenses related to Q2 are reported in the consolidated statements of income and the net income or net loss attributable to noncontrolling interests is then subtracted (in the case of net income) or added (in the case of net loss) to arrive at net income attributable to the Company. Additional details regarding the financial performance of the mortgage banking and SBA lending segments are included in Note 14 to the consolidated financial statements.

Noninterest Expense. Noninterest expense increased $8.1 million for the three months ended June 30, 2019 as compared to the same period in 2018. The increase was due primarily to increases in compensation and benefits, occupancy and equipment, and advertising expenses of $6.3 million, $678,000 and $565,000, respectively. The increase in compensation and benefits expense is attributable to the addition of new employees to support the growth of the Company, including its mortgage banking and SBA lending activities, and normal salary and benefits adjustments. The increase in occupancy and equipment expense is primarily attributable to increases in lease and rental, depreciation and equipment, and software licensing expenses that are all primarily related to the new mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $1.0 million for the three months ended June 30, 2019, for an effective tax rate of 14.9%, as compared to income tax expense of $696,000, for an effective tax rate of 15.9%, for the same period in 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended June 30, 2019 and 2018

Overview. The Company reported net income of $11.7 million, or $4.94 per diluted share, for the nine-month period ended June 30, 2019 compared to net income of $8.2 million, or $3.44 per diluted share, for the nine-month period ended June 30, 2018. The annualized return on average assets and average equity were 1.40% and 15.37%, respectively, for the nine-month period ended June 30, 2019. The annualized return on average assets and average equity were 1.12% and 13.14%, respectively, for the nine-month period ended June 30, 2018. Net income for the nine-months ended June 30, 2018 was negatively impacted by merger costs associated with our acquisition of FNBO, which totaled approximately $945,000, net of tax, or $0.40 per diluted share.

Net Interest Income. Net interest income increased $3.4 million, or 13.1%, for the nine-month period ended June 30, 2019 as compared to the same period in 2018. Average interest-earning assets increased $126.7 million and average interest-bearing liabilities increased $93.9 million when comparing the two periods. The tax-equivalent net interest margin was 3.92% for 2019 compared to 3.97% for 2018.

Total interest income increased $6.4 million, or 20.8%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $126.7 million, from $913.3 million for 2018 to $1.0 billion for 2019, and an increase in the average tax equivalent yield on interest-earning assets from 4.63% for 2018 to 4.87% for 2019. The majority of the increase in average interest-earning assets was attributable to loans, which increased $125.5 million compared to 2018.

Total interest expense increased $2.9 million, or 65.5%, due to an increase in the average balance of interest-bearing liabilities of $93.9 million, from $735.8 million for 2018 to $829.7 million for 2019, and an increase in the average cost of interest-bearing liabilities from 0.81% for 2018 to 1.20% for 2019.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the nine-month periods ended June 30, 2019 and 2018. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21.0% for 2019 and 24.5% for 2018.

	Nine Months Ended June 30,
	2019			2018
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$34,951	$579	2.21%	$29,587	$299	1.35%
Loans	808,462	30,977	5.11	682,988	24,780	4.84
Investment securities	160,291	5,479	4.56	153,730	5,511	4.78
Agency mortgage-backed securities	25,286	524	2.76	37,936	746	2.62
FRB and FHLB stock	10,957	459	5.59	9,035	346	5.11
Total interest-earning assets	1,039,947	38,018	4.87	913,276	31,682	4.63

Noninterest-earning assets	72,038			55,800
Total assets	$1,111,985			$969,076

Liabilities and equity:
NOW accounts	$177,430	$356	0.27%	$187,735	$368	0.26%
Money market deposit accounts	112,616	1,052	1.25	82,474	351	0.57
Savings accounts	119,930	69	0.08	106,563	61	0.08
Time deposits	266,178	3,102	1.55	227,783	2,111	1.24
Total interest-bearing deposits	676,154	4,579	0.90	604,555	2,891	0.64

Repurchase agreements	1,353	3	0.30	1,349	3	0.30
FHLB borrowings	132,550	1,896	1.91	129,924	1,601	1.64
Other borrowings (1)	19,684	959	6.50	-	-	-
Total interest-bearing liabilities	829,741	7,436	1.20	735,828	4,495	0.81

Noninterest-bearing deposits	165,493			129,750
Other noninterest-bearing liabilities	11,128			8,207
Total liabilities	1,006,362			873,785

Total stockholders’ equity	104,642			95,068
Noncontrolling interest in subsidiary	981			223
Total equity	105,623			95,291

Total liabilities and equity	$1,111,985			$969,076
Net interest income (taxable equivalent basis)		30,581			$27,187
Less: taxable equivalent adjustment		(852)			(904)
Net interest income		$29,729			$26,283
Interest rate spread			3.67%			3.82%
Net interest margin			3.92%			3.97%
Average interest-earning assets to average interest-bearing liabilities			125.33%			124.12%

(1)	Includes subordinated debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the nine-month periods ended June 30, 2019 and 2018. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$209	$72	$280
Loans	2,022	4,175	6,197
Investment securities	(340)	308	(32)
Agency mortgage-backed securities	42	(263)	(222)
FRB and FHLB stock	34	79	113
Total interest-earning assets	1,966	4,371	6,336

Interest expense:
Deposits	1,268	420	1,688
Repurchase agreements	-	-	-
Borrowings from FHLB	261	34	295
Subordinated debt	-	959	959
Total interest-bearing liabilities	1,530	1,413	2,942

Net increase in net interest income (tax equivalent basis)	$436	$2,958	$3,394

Provision for Loan Losses. The provision for loan losses was $992,000 for the nine-month period ended June 30, 2019 compared to $1.1 million for the same period in 2018. Gross loans increased approximately $92.9 million for the nine-month period ended June 30, 2019 compared to an increase of approximately $73.9 million for the nine-month period ended June 30, 2018 (excluding loans acquired in the FNBO transaction).

The Company recognized net charge-offs of $699,000 for the nine-month period ended June 30, 2019 compared to net charge-offs of $165,000 for the same period in 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $17.2 million for the nine months ended June 30, 2019 as compared to the same period in 2018. The increase was due primarily to an increase in mortgage banking income of $18.1 million, which was partially offset by a decrease in the net gain on sale of loans guaranteed by the SBA of $1.6 million. The increase in mortgage banking income is due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018. Additional details regarding the financial performance of the mortgage banking and SBA lending segments are included in Note 14 to the consolidated financial statements.

Noninterest Expense. Noninterest expense increased $17.7 million for the nine months ended June 30, 2019 as compared to the same period in 2018. The increase was due primarily to increases in compensation and benefits, occupancy and equipment, and other operating expenses of $13.4 million, $1.8 million and $1.6 million, respectively. The increase in compensation and benefits expense is attributable to the addition of new employees to support the growth of the Company, including its mortgage banking and SBA lending activities, and normal salary and benefits adjustments. The increase in occupancy and equipment expense is primarily attributable to increases in lease and rental, depreciation and equipment, and software licensing expenses that are all primarily related to the new mortgage banking segment. The increase in other operating expenses is primarily due to increases in loan expense related to the mortgage banking activities and insurance reserves and claims related to the Company’s captive insurance subsidiary.

Income Tax Expense. The Company recognized income tax expense of $2.0 million for the nine months ended June 30, 2019, for an effective tax rate of 14.2%, as compared to income tax expense of $1.7 million, for an effective tax rate of 15.0%, for the same period in 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2019, the Company had cash and cash equivalents of $65.1 million and securities available-for-sale with a fair value of $180.0 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2019, the Company (unconsolidated basis) had liquid assets of $7.0 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2019, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.27%, 11.64%, 11.64% and 12.69%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At June 30, 2019, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine-month period ended June 30, 2019, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

	At June 30, 2019		At September 30, 2018
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$(4,447)	(10.97)%	$(1,821)	(4.92)%
200bp	(1,765)	(4.35)	764	2.06
100bp	(632)	(1.56)	410	1.11
(100)bp	488	1.20	(415)	(1.12)
(200)bp	(875)	(2.16)	(746)	(2.02)

At June 30, 2019, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $632,000, or 1.56%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 4.35% and 10.97%, respectively. An immediate and sustained decrease in rates of 1.00% will increase our net interest income by $488,000, or 1.20%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to decrease by 2.16%. All estimated changes presented in the above table are within the policy guidelines approved by the Company’s Board of Directors.

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

During the quarter ended June 30, 2019, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2019:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2019 through April 30, 2019	-	$-	-	49,504
May 1, 2019 through May 31, 2019	-	$-	-	49,504
June 1, 2019 through June 30, 2019	-	$-	-	49,504
Total	-	$-	-	49,504

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

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10- Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated August 9, 2019	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated August 9, 2019	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer

-72-