Form 10-Q/A
period 2019-06-30
First Savings Financial Group Inc
filed 2019-12-04
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 2, 2019 was 2,350,229.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2019 (the “Form 10-Q/A”) is filed by First Savings Financial Group, Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed on August 9, 2019. The Form 10-Q/A contains the Company’s restated consolidated financial statements and related notes as of and for the periods ended June 30, 2019, and related disclosures, that address the accounting matters previously reported in the Company’s Current Report on Form 8-K filed on November 19, 2019. The previously reported accounting matters relate primarily to significant accounting assumptions used in the fair value calculations for interest rate lock commitments and mortgage loans held-for-sale relating to the Company’s mortgage banking operations segment and unrecognized accruals for incentive compensation related to such segment.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2019	2018
ASSETS
Cash and due from banks	$10,760	$14,191
Interest-bearing deposits with banks	54,345	28,083
Total cash and cash equivalents	65,105	42,274

Interest-bearing time deposits	2,620	2,501
Securities available for sale, at fair value	179,991	184,373
Securities held to maturity	2,430	2,607

Loans held for sale, residential mortgage ($81,191 at fair value in 2019; $9,952 at fair value in 2018)	81,191	10,466
Loans held for sale, Small Business Administration	15,056	21,659
Loans, net of allowance for loan losses of $9,616 and $9,323	796,994	704,271

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	12,980	9,621
Premises and equipment	18,732	13,013
Other real estate owned, held for sale	1,896	103
Accrued interest receivable:
Loans	3,150	2,687
Securities	2,234	1,600
Cash surrender value of life insurance	26,381	19,966
Goodwill	9,848	9,848
Core deposit intangibles	1,469	1,727
Other assets	8,876	7,690

Total Assets	$1,228,953	$1,034,406

LIABILITIES
Deposits:
Noninterest-bearing	$172,915	$167,705
Interest-bearing	715,230	643,407
Total deposits	888,145	811,112

Repurchase agreements	1,354	1,352
Borrowings from Federal Home Loan Bank	189,255	90,000
Other borrowings	19,712	19,661
Accrued interest payable	1,383	743
Advance payments by borrowers for taxes and insurance	1,359	1,218
Accrued expenses and other liabilities	12,598	10,075
Total Liabilities	1,113,806	934,161

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,565,606 shares (2,560,907 at September 30, 2018); outstanding 2,350,229 shares (2,292,021 shares at September 30, 2018)	26	26
Additional paid-in capital	27,476	27,630
Retained earnings - substantially restricted	86,283	76,523
Accumulated other comprehensive income	6,221	382
Unearned stock compensation	(490)	(479)
Less treasury stock, at cost - 215,377 shares (268,886 shares at September 30, 2018)	(4,545)	(5,269)
Total First Savings Financial Group, Inc. Stockholders' Equity	114,971	98,813

Noncontrolling interests in subsidiary	176	1,432
Total Equity	115,147	100,245

Total Liabilities and Equity	$1,228,953	$1,034,406

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
INTEREST INCOME
Loans, including fees	$10,905	$8,866	$30,926	$24,726
Securities:
Taxable	710	1,201	2,184	2,787
Tax-exempt	1,042	920	3,018	2,620
Dividend income	196	107	459	346
Interest-bearing deposits with banks	205	112	579	299
Total interest income	13,058	11,206	37,166	30,778

INTEREST EXPENSE
Deposits	1,948	1,222	4,979	2,891
Repurchase agreements	1	-	3	-
Borrowings from Federal Home Loan Bank	898	1	1,896	3
Other borrowings	319	476	959	1,601
Total interest expense	3,166	1,699	7,837	4,495

Net interest income	9,892	9,507	29,329	26,283
Provision for loan losses	337	266	992	1,099

Net interest income after provision for loan losses	9,555	9,241	28,337	25,184

NONINTEREST INCOME
Service charges on deposit accounts	484	461	1,444	1,237
ATM and interchange fees	529	439	1,428	1,101
Net gain (loss) on sales of available for sale securities	(56)	99	(55)	99
Other than temporary impairment loss on securities	-	(95)	-	(95)
Net gain (loss) on trading account securities	-	(48)	-	43
Net gain on sales of loans, Small Business Administration	1,515	1,558	3,000	4,585
Mortgage banking income	9,611	91	17,974	259
Increase in cash surrender value of life insurance	157	112	415	325
Commission income	87	99	221	325
Real estate lease income	121	2	436	3
Net gain on sale of premises and equipment	7	5	16	20
Income on tax credit investment	-	340	-	340
Other income	189	191	635	485
Total noninterest income	12,644	3,254	25,514	8,727

NONINTEREST EXPENSE
Compensation and benefits	11,705	5,113	27,202	13,532
Occupancy and equipment	1,572	894	4,317	2,559
Data processing	448	408	1,354	1,979
Advertising	727	162	1,690	457
Professional fees	508	370	1,472	1,236
FDIC insurance premiums	112	135	290	382
Net (gain) loss on other real estate owned	(30)	7	(44)	(171)
Other operating expenses	1,446	1,033	4,503	2,889
Total noninterest expense	16,488	8,122	40,784	22,863
Income before income taxes	5,711	4,373	13,067	11,048
Income tax expense	748	696	1,736	1,656
Net Income	4,963	3,677	11,331	9,392
Less: net income attributable to noncontrolling interests	571	571	475	1,234
Net Income Attributable to First Savings Financial Group, Inc.	$4,392	$3,106	$10,856	$8,158

Net income per share:
Basic	$1.88	$1.37	$4.70	$3.62
Diluted	$1.85	$1.31	$4.58	$3.44

Weighted average shares outstanding:
Basic	2,333,502	2,274,951	2,308,359	2,251,387
Diluted	2,373,578	2,378,839	2,369,421	2,369,710

Dividends per share	$0.16	$0.15	$0.47	$0.44

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST SAVINGS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Net Income	$4,963	$3,677	$11,331	$9,392

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	2,671	(545)	7,416	(3,851)
Income tax benefit (expense)	(584)	35	(1,621)	742
Net of tax amount	2,087	(510)	5,795	(3,109)

Less: reclassification adjustment for realized (gains) losses included in net income	56	(99)	55	(99)
Income tax expense (benefit)	(11)	26	(11)	26
Net of tax amount	45	(73)	44	(73)

Less: reclassification adjustment for other-than-temporary impairment loss on securities included in net income	-	95	-	95
Income tax benefit	-	(25)	-	(25)
Net of tax amount	-	70	-	70

Other Comprehensive Income (Loss)	2,132	(513)	5,839	(3,112)

Comprehensive Income	7,095	3,164	17,170	6,280
Less: comprehensive income attributable to noncontrolling interests	571	571	475	1,234

Comprehensive Income Attributable to First Savings Financial Group, Inc.	$6,524	$2,593	$16,695	$5,046

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Unearned		Noncontrolling
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total
Nine Months Ended June 30, 2018:
Balances at October 1, 2017	$25	$27,798	$67,583	$4,158	$(571)	$(5,878)	$-	$93,115

Net income	-	-	8,158	-	-	-	1,234	9,392

Other comprehensive loss	-	-	-	(3,112)	-	-	-	(3,112)

Reclassification from AOCI to retained earnings for change in federal tax rate	-	-	(619)	619	-	-	-	-

Common stock dividends - $0.44 per share	-	-	(999)	-	-	-	-	(999)

Distributions to noncontrolling interests	-	-	-	-	-	-	(5)	(5)

Restricted stock grants - 1,000 shares	1	56	-	-	(57)	-	-	-

Stock compensation expense	-	50	-	-	111	-	-	161

Stock option exercises - 55,296 shares	-	(292)	-	-	-	1,042	-	750

Purchase of 6,729 treasury shares	-	-	-	-	-	(433)	-	(433)

Balances at June 30, 2018	$26	$27,612	$74,123	$1,665	$(517)	$(5,269)	$1,229	$98,869

Nine Months Ended June 30, 2019:
Balances at October 1, 2018	$26	$27,630	$76,523	$382	$(479)	$(5,269)	$1,432	$100,245

Net income	-	-	10,856	-	-	-	475	11,331

Other comprehensive income	-	-	-	5,839	-	-	-	5,839

Common stock dividends - $0.47 per share	-	-	(1,096)	-	-	-	-	(1,096)

Distributions to noncontrolling interests	-	-	-	-	-	-	(1,731)	(1,731)

Restricted stock grants, net of forfeitures - 2,329 shares	-	141	-	-	(141)	-	-	-

Stock compensation expense	-	54	-	-	130	-	-	184

Stock option exercises - 66,877 shares	-	(349)	-	-	-	1,297	-	948

Purchase of 10,968 treasury shares	-	-	-	-	-	(573)	-	(573)

Balances at June 30, 2019	$26	$27,476	$86,283	$6,221	$(490)	$(4,545)	$176	$115,147

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,331	$9,392
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	992	1,099
Depreciation and amortization	1,221	995
Amortization of premiums and accretion of discounts on securities, net	370	118
Decrease in trading account securities	-	7,175
Amortization and accretion of fair value adjustments on loans, net	(440)	(311)
Loans originated for sale	(472,756)	(87,277)
Proceeds on sales of loans	426,723	94,208
Net realized and unrealized gain on loans held for sale	(18,008)	(4,844)
Net realized and unrealized gain on other real estate owned	(59)	(212)
Net (gain) loss on sales of available for sale securities	55	(99)
Other than temporary impairment loss on securities	-	95
Increase in cash surrender value of life insurance	(415)	(325)
Net gain on sale of premises and equipment	(16)	(20)
Income on tax credit investment	-	(340)
Deferred income taxes	(184)	883
Stock compensation expense	184	161
Increase in accrued interest receivable	(1,097)	(788)
Increase in accrued interest payable	640	144
Change in other assets and liabilities, net	959	(393)
Net Cash Provided By (Used In) Operating Activities	(50,500)	19,661

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(840)	(490)
Proceeds from sales and maturities of interest-bearing time deposits	738	3,986
Purchase of securities available for sale	(21,577)	(44,482)
Proceeds from sales of securities available for sale	13,948	37,315
Proceeds from maturities of securities available for sale	3,600	1,280
Proceeds from maturities of securities held to maturity	162	150
Principal collected on securities	15,456	11,542
Net increase in loans	(94,480)	(74,046)
Proceeds from redemption of Federal Reserve Bank stock	-	21
Purchase of Federal Home Loan Bank stock	(3,359)	(2,562)
Investment in cash surrender value of life insurance	(6,000)	-
Proceeds from life insurance	-	540
Proceeds from sale of other real estate owned	178	606
Purchase of premises and equipment	(8,526)	(918)
Proceeds from sales of premises and equipment	51	20
Net cash received in the acquisition of Dearmin Bancorp and FNBO	-	6,667
Net Cash Used In Investing Activities	(100,649)	(60,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	77,033	73,607
Net increase in repurchase agreements	2	3
Increase (decrease) in Federal Home Loan Bank line of credit	14,255	(18,065)
Proceeds from Federal Home Loan Bank advances	245,000	209,500
Repayment of Federal Home Loan Bank advances	(160,000)	(219,500)
Net increase in advance payments by borrowers for taxes and insurance	141	(404)
Proceeds from exercise of stock options	408	362
Taxes paid on stock award shares for employees	(32)	(46)
Dividends paid on common stock	(1,096)	(999)
Distributions to noncontrolling interests	(1,731)	(5)
Net Cash Provided By Financing Activities	173,980	44,453

Net Increase in Cash and Cash Equivalents	22,831	3,743

Cash and cash equivalents at beginning of period	42,274	34,259

Cash and Cash Equivalents at End of Period	$65,105	$38,002

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

The total available for sale debt securities in loss positions at June 30, 2019, which consisted of U.S. government agency mortgage backed securities and CMOs, privately issued CMOs, SBA certificates and municipal bonds, had a fair value as a percentage of amortized cost of 98.81%. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

During the three-month period ended June 30, 2019, the Company realized gross gains of $67,000 and gross losses of $123,000 on sales of available for sale securities. During the nine-month period ended June 30, 2019, the Company realized gross gains of $68,000 and gross losses of $123,000 on sales of available for sale securities. During the three- and nine-month periods ended June 30, 2018, the Company realized gross gains of $119,000 and gross losses of $20,000 on sales of available for sale securities.

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

	At June 30, 2019			Three Months Ended June 30,				Nine Months Ended June 30,
				2019	2019	2018	2018	2019	2019	2018	2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$3,897	$4,397	$-	$4,873	$26	$4,964	$37	$5,095	$89	$5,054	$108
Commercial real estate	6,368	6,593	-	6,451	78	6,847	81	6,608	240	6,677	225
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	29	-	8	-	29	-
Commercial business	121	74	-	171	2	355	3	246	6	309	9
Consumer	81	83	-	106	1	139	1	115	3	118	3
	$10,467	$11,147	$-	$11,601	$107	$12,334	$122	$12,072	$338	$12,187	$345

Loans with an allowance recorded:
Residential real estate	$379	$378	$42	$94	$-	$376	$-	$158	$-	$308	$-
Commercial real estate	2,251	2,640	422	2,549	-	136	-	1,971	-	54	-
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	119	120	14	90	-	-	-	36	-	-	-
Consumer	116	117	14	140	-	145	-	160	-	133	-
	$2,865	$3,255	$492	$2,873	$-	$657	$-	$2,325	$-	$495	$-

Total:
Residential real estate	$4,276	$4,775	$42	$4,967	$26	$5,340	$37	$5,253	$89	$5,362	$108
Commercial real estate	8,619	9,233	422	9,000	78	6,983	81	8,579	240	6,731	225
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	29	-	8	-	29	-
Commercial business	240	194	14	261	2	355	3	282	6	309	9
Consumer	197	200	14	246	1	284	1	275	3	251	3
	$13,332	$14,402	$492	$14,474	$107	$12,991	$122	$14,397	$338	$12,682	$345

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

There were no TDRs that were restructured during the three- and nine-month periods ended June 30, 2019. There were no TDRs that were restructured during the three-month period ended June 30, 2018.

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

During the nine-month period ended June 30, 2019, the Company had one TDR with an outstanding balance of $114,000 that was modified within the previous twelve months and for which there was a payment default. During the three-month period ended June 30, 2019 and the three- and nine-month periods ended June 30, 2018, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	Supplemental Disclosure for Earnings Per Share

Earnings per share information is presented below for the three- and nine-month periods ended June 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$4,392	$3,106	$10,856	$8,158
Shares:
Weighted average common shares outstanding, basic	2,333,502	2,274,951	2,308,359	2,251,387

Net income per common share, basic	$1.88	$1.37	$4.70	$3.62

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$4,392	$3,106	$10,856	$8,158
Shares:
Weighted average common shares outstanding, basic	2,333,502	2,274,951	2,308,359	2,251,387
Add: Dilutive effect of outstanding options	35,669	96,662	55,692	111,382
Add: Dilutive effect of restricted stock	4,407	7,226	5,370	6,941
Weighted average common shares outstanding, as adjusted	2,373,578	2,378,839	2,369,421	2,369,710

Net income per common share, diluted	$1.85	$1.31	$4.58	$3.44

NonveNonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three- and nine-month periods ended June 30, 2019 and 2018. Stock options for 7,200 and 10,200 shares of common stock were excluded from the calculation of diluted net income per common share for the three- and nine-month periods ended June 30, 2019, respectively, because their effect was antidilutive. Stock options for 4,800 shares of common stock were excluded from the calculation of diluted net income per share for the three- and nine-month periods ended June 30, 2018, because their effect was anti-dilutive.

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
	(In thousands)
June 30, 2019:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency mortgage-backed	$-	$16,281	$-	$16,281
Agency CMO	-	7,283	-	7,283
Privately-issued CMO	-	1,416	-	1,416
Privately-issued ABS	-	1,287	-	1,287
SBA certificates	-	1,187	-	1,187
Municipal	-	152,537	-	152,537
Total securities available for sale	$-	$179,991	$-	$179,991
Residential mortgage loans held for sale – fair value option elected	$-	$81,191	$-	$81,191
Derivative assets (included in other assets)	$-	$-	$2,767	$2,767

Liabilities Measured - Recurring Basis:
Derivative liabilities (included in other liabilities)	$-	$916	$-	$916

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,234	$4,234
Commercial real estate	-	-	8,197	8,197
Commercial business	-	-	226	226
Consumer	-	-	183	183
Total impaired loans	$-	$-	$12,840	$12,840
SBA loans held for sale	$-	$-	$15,056	$15,056
Loan servicing rights	$-	$-	$2,844	$2,844
Other real estate owned, held for sale:
Residential real estate	$-	$-	$57	$57
Former bank premises	-	-	1,839	1,839
Total other real estate owned	$-	$-	$1,896	$1,896

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

The table below presents a reconciliation of derivative assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and nine-months ended June 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$1,705	$-	$380	$-
Unrealized gains recognized in earnings, net of settlements	1,062	-	2,387	-

Ending balance	$2,767	$-	$2,767	$-

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Gains recognized in earnings for the three- and nine-months ended June 30, 2019 attributable to Level 3 assets held at the balance sheet date were $2.8 million.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a recurring basis as of June 30, 2019 and September 30, 2018.

Financial Instrument	Significant Unobservable Inputs	Range of Inputs June 30, 2019	Range of Inputs September 30, 2018
Interest rate lock commitments	Pull-through rate	48% - 100%	72% - 95%
	Direct costs to close	1%	1% - 3%

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

(In thousands)	Aggregate Fair Value June 30, 2019	Aggregate Principal Balance June 30, 2019	Difference
Residential mortgage loans held for sale	$81,191	$78,275	$2,916

(In thousands)	Aggregate Fair Value September 30, 2018	Aggregate Principal Balance September 30, 2018	Difference
Residential mortgage loans held for sale	$9,952	$9,695	$257

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three- and nine-month periods ended June 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Gains – included in mortgage banking income	$1,727	$-	$2,753	$-
Interest income	425	-	766	-
	$2,152	$-	$3,519	$-

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

		Fair Value Measurements Using:
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2019:
Financial assets:
Cash and due from banks	$10,760	$10,760	$-	$-
Interest-bearing deposits with banks	54,345	54,345	-	-
Interest-bearing time deposits	2,620	-	2,627	-
Securities available for sale	179,991	-	179,991	-
Securities held to maturity	2,430	-	2,757	-

Loans, net	796,994	-	-	832,026

Residential mortgage loans held for sale	81,191	-	81,191	-
SBA loans held for sale	15,056	-	-	16,587
FRB and FHLB stock	12,980	N/A	N/A	N/A
Accrued interest receivable	5,384	-	5,384	-
Loan servicing rights (included in other assets)	2,844	-	-	2,844
Derivative assets (included in other assets)	2,767	-	-	2,767
Financial liabilities:
Deposits	888,145	-	-	888,369
Short-term repurchase agreements	1,354	-	1,354	-
Borrowings from FHLB	189,255	-	188,506	-
Subordinated note	19,712	-	19,712	-
Accrued interest payable	1,383	-	1,383	-
Advance payments by borrowers for taxes and insurance	1,359	-	1,359	-
Derivative liabilities (included in other liabilities)	916	-	916	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Fair Value Measurements Using:
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2018:
Financial assets:
Cash and due from banks	$14,191	$14,191	$-	$-
Interest-bearing deposits with banks	28,083	28,083	-	-
Interest-bearing time deposits	2,501	-	2,494	-
Securities available for sale	184,373	-	184,373	-
Securities held to maturity	2,607	-	2,896	-
Residential mortgage loans held for sale	10,466	-	10,476	-
SBA loans held for sale	21,659	-	23,488	-
Loans, net	704,271	-	-	673,652
FRB and FHLB stock	9,621	N/A	N/A	N/A
Accrued interest receivable	4,287	-	4,287	-
Loan servicing rights (included in other assets)	2,405	-	-	2,405
Derivative assets (included in other assets)	421	-	41	380

Financial liabilities:
Deposits	811,112	-	-	809,305
Short-term repurchase agreements	1,352	-	1,352	-
Borrowings from FHLB	90,000	-	84,175	-
Subordinated note	19,661	-	19,661	-
Accrued interest payable	743	-	743	-
Advance payments by borrowers for taxes and insurance	1,218	-	1,218	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.	Employee Stock Ownership Plan

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

The tables below provide information on the Company’s derivative financial instruments as of June 30, 2019 and September 30, 2018.

(In thousands)	Notional Amount June 30, 2019	Asset Derivatives June 30, 2019	Liability Derivatives June 30, 2019
Interest rate lock commitments	$207,195	$2,767	$-
Forward mortgage loan sale contracts	163,250	-	916

	$370,445	$2,767	$916

(In thousands)	Notional Amount September 30, 2018	Asset Derivatives September 30, 2018	Liability Derivatives September 30, 2018
Interest rate lock commitments	$16,634	$380	$-
Forward mortgage loan sale contracts	13,750	41	-

	$30,384	$421	$-

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three- and nine-month periods ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Interest rate lock commitments	$1,062	$-	$2,387	$-
Forward mortgage loan sale contracts	(1,399)	-	(2,174)	-

	$(337)	$-	$213	$-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	Regulatory Capital

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

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of June 30, 2019:

Total capital (to risk-weighted assets):
Consolidated	$125,424	13.66%	$73,478	8.00%	N/A	N/A
Bank	115,509	12.61	73,306	8.00	$91,633	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$96,096	10.46%	$55,109	6.00%	N/A	N/A
Bank	105,893	11.56	54,980	6.00	$73,306	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$96,096	10.46%	$41,332	4.50%	N/A	N/A
Bank	105,893	11.56	41,235	4.50	$59,561	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$96,096	8.27%	$46,480	4.00%	N/A	N/A
Bank	105,893	9.19	46,073	4.00	$57,591	5.00%

As of September 30, 2018:

Total capital (to risk-weighted assets):
Consolidated	$114,911	14.50%	$63,402	8.00%	N/A	N/A
Bank	102,281	12.92	63,312	8.00	$79,140	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$85,927	10.84%	$47,551	6.00%	N/A	N/A
Bank	92,958	11.75	47,484	6.00	$63,312	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$85,927	10.84%	$35,663	4.50%	N/A	N/A
Bank	92,958	11.75	35,613	4.50	$51,441	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$85,927	8.39%	$40,982	4.00%	N/A	N/A
Bank	92,958	9.10	40,840	4.00	$51,050	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.	Recent Accounting Pronouncements

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

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Three Months Ended June 30, 2019:
Net interest income	$9,043	$1,066	$87	$(304)	$9,892
Net gains on sales of loans, SBA	-	1,515	-	-	1,515
Mortgage banking income	1	-	9,610	-	9,611
Noncash items:
Provision for loan losses	162	175	-	-	337
Depreciation and amortization	306	12	26	17	361
Income tax expense (benefit)	196	148	549	(145)	748
Segment profit (loss)	2,411	1,016	1,646	(110)	4,963
Segment assets at June 30, 2019	1,153,430	75,979	86,152	(86,608)	1,228,953

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Nine Months Ended June 30, 2019:
Net interest income	$27,043	$2,908	$291	$(913)	$29,329
Net gains on sales of loans, SBA	-	3,000	-	-	3,000
Mortgage banking income	31	-	17,943	-	17,974
Noncash items:
Provision for loan losses	(346)	1,338	-	-	992
Depreciation and amortization	1,065	36	69	51	1,221
Income tax expense (benefit)	1,549	123	678	(614)	1,736
Segment profit (loss)	8,680	846	2,033	(228)	11,331
Segment assets at June 30, 2019	1,153,430	75,979	86,152	(86,608)	1,228,953

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Three Months Ended June 30, 2018:
Net interest income	$8,685	$810	$3	$9	$9,507
Net gains on sales of loans, SBA	-	1,558	-	-	1,558
Mortgage banking income	46	-	45	-	91
Noncash items:
Provision for loan losses	52	214	-	-	266
Depreciation and amortization	347	12	2	-	361
Income tax expense (benefit)	831	169	(175)	(129)	696
Segment profit (loss)	2,943	997	(438)	175	3,677
Segment assets at June 30, 2018	1,023,998	64,206	3,000	(55,858)	1,035,346

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Nine Months Ended June 30, 2018:
Net interest income	$24,179	$2,078	$3	$23	$26,283
Net gains on sales of loans, SBA	-	4,585	-	-	4,585
Mortgage banking income	214	-	45	-	259
Noncash items:
Provision for loan losses	(86)	1,185	-	-	1,099
Depreciation and amortization	955	38	2	-	995
Income tax expense (benefit)	1,809	372	(175)	(350)	1,656
Segment profit (loss)	7,360	2,187	(438)	283	9,392
Segment assets at June 30, 2018	1,023,998	64,206	3,000	(55,858)	1,035,346

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

15.	Revenue from Contracts with Customers

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

All of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three- and nine-month periods ended June 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousand)
Service charges on deposit accounts	$484	$461	$1,444	$1,237
ATM and interchange fees	529	439	1,428	1,101
Investment advisory income	87	99	221	325
Other	29	33	109	103
Revenue from contracts with customers	1,129	1,032	3,202	2,766

Gain (loss) on securities	(56)	(44)	(55)	47
Gain on sale of SBA loans	1,515	1,558	3,000	4,585
Mortgage banking income	9,611	91	17,974	259
Increase in cash value of life insurance	157	112	415	325
Real estate lease income	121	2	436	3
Other	167	503	542	742
Other noninterest income	11,515	2,222	22,312	5,961

Total noninterest income	$12,644	$3,254	$25,514	$8,727

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

Loans Held for Sale. Loans held for sale increased $64.1 million, from $32.1 million at September 30, 2018 to $96.2 million at June 30, 2019, due to an increase in residential mortgage loans held for sale of $70.7 million, partially offset by a decrease in SBA loans held for sale of $6.6 million. The increase in residential mortgage loans held for sale is due to additional staff hired in 2018 and 2019 for the purpose of expanding the Company’s mortgage banking activities. As a result of this expansion, the Company originated $436.1 million of residential loans held for sale in the secondary market for the nine-month period ended June 30, 2019 compared to $11.0 million in originations for the nine-month period ended June 30, 2018.

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

Borrowings. Borrowings from the FHLB increased $99.3 million, from $90.0 million at September 30, 2018 to $189.3 million at June 30, 2019. The increase in borrowings was primarily used to fund loan growth and the expansion of the Bank’s mortgage lending activities.

Equity. Stockholders’ equity attributable to the Company was $115.0 million at June 30, 2019 and increased $16.2 million from $98.8 million at September 30, 2018 due primarily to retained net income of $9.8 million and an increase in net unrealized gains on securities available for sale of $5.8 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2019 and 2018

Overview. The Company reported net income of $4.4 million, or $1.85 per diluted share, for the three-month period ended June 30, 2019 compared to net income of $3.1 million, or $1.31 per diluted share, for the three-month period ended June 30, 2018. The annualized return on average assets and average equity were 1.50% and 17.95%, respectively, for the three-month period ended June 30, 2019. The annualized return on average assets and average equity were 1.21% and 15.31%, respectively, for the three-month period ended June 30, 2018.

Net Interest Income. Net interest income increased $385,000, or 4.1%, for the three-month period ended June 30, 2019 as compared to the same period in 2018. Average interest-earning assets increased $123.8 million and average interest-bearing liabilities increased $119.0 million when comparing the two periods. The tax-equivalent net interest margin was 3.72% for 2019 compared to 4.05% for 2018.

Total interest income increased $1.9 million, or 16.5%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $123.8 million, from $970.2 million for 2018 to $1.09 billion for 2019, and an increase in the average tax equivalent yield on interest-earning assets from 4.75% for 2018 to 4.88% for 2019. The majority of the increase in average interest-earning assets was attributable to loans. The average balance of loans increased $134.6 million, or 18.6%, compared to 2018.

Total interest expense increased $1.5 million, or 86.3%, due to an increase in the average balance of interest-bearing liabilities of $119.0 million, from $765.5 million for 2018 to $884.5 million for 2019, and an increase in the average cost of interest-bearing liabilities from 0.89% for 2018 to 1.43% for 2019.

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

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$38,332	$205	2.14%	$30,967	$112	1.45%
Loans	858,068	10,924	5.09	723,427	8,885	4.91
Investment securities	163,185	1,877	4.60	163,610	2,123	5.19
Agency mortgage-backed securities	21,993	152	2.76	42,624	297	2.79
FRB and FHLB stock	12,505	196	6.27	9,621	107	4.45
Total interest-earning assets	1,094,083	13,354	4.88	970,249	11,524	4.75

Noninterest-earning assets	80,566			59,439
Total assets	$1,174,649			$1,029,688

Liabilities and equity:
NOW accounts	$176,824	$118	0.27%	$179,338	$114	0.25%
Money market deposit accounts	114,261	376	1.32	97,142	183	0.75
Savings accounts	121,192	23	0.08	121,183	24	0.08
Time deposits	272,459	1,431	2.10	255,456	901	1.41
Total interest-bearing deposits	684,736	1,948	1.14	653,119	1,222	0.75

Repurchase agreements	1,354	1	0.30	1,350	1	0.30
FHLB borrowings	178,707	898	2.01	111,036	476	1.71
Other borrowings (1)	19,701	319	6.48	-	-	-
Total interest-bearing liabilities	884,498	3,166	1.43	765,505	1,699	0.89

Noninterest-bearing deposits	166,844			158,216
Other noninterest-bearing liabilities	12,727			9,877
Total liabilities	1,064,069			933,598

Total stockholders’ equity	110,503			95,427
Noncontrolling interest in subsidiary	77			663
Total equity	110,580			96,090

Total liabilities and equity	$1,174,649			$1,029,688
Net interest income (taxable equivalent basis)		10,188			$9,825
Less:taxable equivalent adjustment		(296)			(318)
Net interest income		$9,892			$9,507
Interest rate spread			3.45%			3.86%
Net interest margin			3.72%			4.05%
Average interest-earning assets to average interest-bearing liabilities			123.70%			126.75%

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

	Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$60	$33	$93
Loans	356	1,683	2,039
Investment securities	(241)	(5)	(246)
Agency mortgage-backed securities	(2)	(142)	(145)
FRB and FHLB stock	50	39	89
Total interest-earning assets	223	1,607	1,830

Interest expense:
Deposits	651	75	726
Repurchase agreements	-	-	-
Borrowings from FHLB	109	314	422
Subordinated debt	-	319	319
Total interest-bearing liabilities	760	708	1,467

Net increase (decrease) in net interest income (tax equivalent basis)	$(537)	$900	$363

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $9.4 million for the three months ended June 30, 2019 as compared to the same period in 2018. The increase was due primarily to an increase in mortgage banking income of $9.5 million. The increase in mortgage banking income is due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018. The Bank’s SBA lending activities are performed under Q2, which specializes in the origination and servicing of SBA loans. The Bank owns 51% of Q2 with the option to purchase the minority interest in September 2020. Gross revenues and expenses related to Q2 are reported in the consolidated statements of income and the net income or net loss attributable to noncontrolling interests is then subtracted (in the case of net income) or added (in the case of net loss) to arrive at net income attributable to the Company. Additional details regarding the financial performance of the mortgage banking and SBA lending segments are included in Note 14 to the consolidated financial statements.

Noninterest Expense. Noninterest expense increased $8.4 million for the three months ended June 30, 2019 as compared to the same period in 2018. The increase was due primarily to increases in compensation and benefits, occupancy and equipment, and advertising expenses of $6.6 million, $678,000 and $565,000, respectively. The increase in compensation and benefits expense is attributable to the addition of new employees to support the growth of the Company, including its mortgage banking and SBA lending activities, and normal salary and benefits adjustments. The increase in occupancy and equipment expense is primarily attributable to increases in lease and rental, depreciation and equipment, and software licensing expenses that are all primarily related to the new mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $748,000 for the three months ended June 30, 2019, for an effective tax rate of 13.1%, as compared to income tax expense of $696,000, for an effective tax rate of 15.9%, for the same period in 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended June 30, 2019 and 2018

Overview. The Company reported net income of $10.9 million, or $4.58 per diluted share, for the nine-month period ended June 30, 2019 compared to net income of $8.2 million, or $3.44 per diluted share, for the nine-month period ended June 30, 2018. The annualized return on average assets and average equity were 1.30% and 14.30%, respectively, for the nine-month period ended June 30, 2019. The annualized return on average assets and average equity were 1.12% and 13.14%, respectively, for the nine-month period ended June 30, 2018. Net income for the nine-months ended June 30, 2018 was negatively impacted by merger costs associated with our acquisition of FNBO, which totaled approximately $945,000, net of tax, or $0.40 per diluted share.

Net Interest Income. Net interest income increased $3.0 million, or 11.6%, for the nine-month period ended June 30, 2019 as compared to the same period in 2018. Average interest-earning assets increased $125.9 million and average interest-bearing liabilities increased $93.9 million when comparing the two periods. The tax-equivalent net interest margin was 3.87% for 2019 compared to 3.97% for 2018.

Total interest income increased $6.4 million, or 20.8%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $125.9 million, from $913.3 million for 2018 to $1.04 billion for 2019, and an increase in the average tax equivalent yield on interest-earning assets from 4.63% for 2018 to 4.88% for 2019. The majority of the increase in average interest-earning assets was attributable to loans, which increased $124.7 million compared to 2018.

Total interest expense increased $3.3 million, or 74.3%, due to an increase in the average balance of interest-bearing liabilities of $93.9 million, from $735.8 million for 2018 to $829.7 million for 2019, and an increase in the average cost of interest-bearing liabilities from 0.81% for 2018 to 1.26% for 2019.

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

	Nine Months Ended June 30,
	2019			2018
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$34,951	$579	2.21%	$29,587	$299	1.35%
Loans	807,691	30,977	5.11	682,988	24,780	4.84
Investment securities	160,291	5,479	4.56	153,730	5,511	4.78
Agency mortgage-backed securities	25,286	524	2.76	37,936	746	2.62
FRB and FHLB stock	10,957	459	5.59	9,035	346	5.11
Total interest-earning assets	1,039,176	38,018	4.88	913,276	31,682	4.63

Noninterest-earning assets	72,809			55,800
Total assets	$1,111,985			$969,076

Liabilities and equity:
NOW accounts	$177,430	$356	0.27%	$187,735	$368	0.26%
Money market deposit accounts	112,616	1,052	1.25	82,474	351	0.57
Savings accounts	119,930	69	0.08	106,563	61	0.08
Time deposits	266,178	3,502	1.75	227,783	2,111	1.24
Total interest-bearing deposits	676,154	4,979	0.98	604,555	2,891	0.64

Repurchase agreements	1,353	3	0.30	1,349	3	0.30
FHLB borrowings	132,550	1,896	1.91	129,924	1,601	1.64
Other borrowings (1)	19,684	959	6.50	-	-	-
Total interest-bearing liabilities	829,741	7,837	1.26	735,828	4,495	0.81

Noninterest-bearing deposits	165,493			129,750
Other noninterest-bearing liabilities	11,131			8,207
Total liabilities	1,006,365			873,785

Total stockholders’ equity	104,639			95,068
Noncontrolling interest in subsidiary	981			223
Total equity	105,620			95,291

Total liabilities and equity	$1,111,985			$969,076
Net interest income (taxable equivalent basis)		30,181			$27,187
Less: taxable equivalent adjustment		(852)			(904)
Net interest income		$29,329			$26,283
Interest rate spread			3.62%			3.82%
Net interest margin			3.87%			3.97%
Average interest-earning assets to average interest-bearing liabilities			125.24%			124.12%

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

	Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$208	$72	$280
Loans	1,509	4,688	6,197
Investment securities	(254)	222	(32)
Agency mortgage-backed securities	40	(262)	(222)
FRB and FHLB stock	33	80	113
Total interest-earning assets	1,536	4,800	6,336

Interest expense:
Deposits	1,633	455	2,088
Repurchase agreements	-	-	-
Borrowings from FHLB	266	29	295
Subordinated debt	-	959	959
Total interest-bearing liabilities	1,899	1,443	3,342

Net increase in net interest income (tax equivalent basis)	$(363)	$3,357	$2,994

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $16.8 million for the nine months ended June 30, 2019 as compared to the same period in 2018. The increase was due primarily to an increase in mortgage banking income of $17.7 million, which was partially offset by a decrease in the net gain on sale of loans guaranteed by the SBA of $1.6 million. The increase in mortgage banking income is due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018. Additional details regarding the financial performance of the mortgage banking and SBA lending segments are included in Note 14 to the consolidated financial statements.

Noninterest Expense. Noninterest expense increased $17.9 million for the nine months ended June 30, 2019 as compared to the same period in 2018. The increase was due primarily to increases in compensation and benefits, occupancy and equipment, and other operating expenses of $13.7 million, $1.8 million and $1.6 million, respectively. The increase in compensation and benefits expense is attributable to the addition of new employees to support the growth of the Company, including its mortgage banking and SBA lending activities, and normal salary and benefits adjustments. The increase in occupancy and equipment expense is primarily attributable to increases in lease and rental, depreciation and equipment, and software licensing expenses that are all primarily related to the new mortgage banking segment. The increase in other operating expenses is primarily due to increases in loan expense related to the mortgage banking activities and insurance reserves and claims related to the Company’s captive insurance subsidiary.

Income Tax Expense. The Company recognized income tax expense of $1.7 million for the nine months ended June 30, 2019, for an effective tax rate of 13.3%, as compared to income tax expense of $1.7 million, for an effective tax rate of 15.0%, for the same period in 2018.

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

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2019, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.19%, 11.56%, 11.56% and 12.61%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At June 30, 2019, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

The Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the principal executive officer and the principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s Rules and Forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to the evaluation made in connection with the filing of the Form 10-Q on August 9, 2019, management identified material weaknesses in internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses related to the design effectiveness of the Company's controls within the mortgage banking segment over the valuation of interest rate lock commitments and loans held for sale, and the accrual of incentive compensation.  The material weakness related to the valuation of interest rate lock commitments and loans held for sale occurred due to a failure to design appropriate controls for the evaluation of significant assumptions used in the valuation process.  The material weakness related to the accrual of incentive compensation occurred due to a failure to design appropriate controls to ensure that incentive compensation is recognized when earned based on the terms of the employment agreements.  When the material weaknesses were identified, management updated its valuation of interest rate lock commitments and loans held for sale, and recorded previously unrecognized incentive compensation, resulting in a restatement of the financial statements included in the Company's June 30, 2019 Form 10-Q.

As of June 30, 2019, based on management's assessment, the Company's internal control over financial reporting was not effective due to these matters.  Management is taking steps to remediate the material weaknesses by evaluating the Company's policies and practices for and resources allocated to the controls over the valuation of interest rate lock commitments and loans held for sale and the review of incentive compensation agreements.  Management also intends to provide additional training and improved documentation to support the assumptions utilized in the valuation of interest rate lock commitments and loans held for sale.

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

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated December 2, 2019	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated December 2, 2019	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer