Form 10-K
period 2019-09-30
First Savings Financial Group, Inc.
filed 2019-12-16
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________ to _____________

Commission File Number: 1-34155

FIRST SAVINGS FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	37-1567871 (I.R.S. Employer Identification No.)

501 East Lewis & Clark Parkway, Clarksville, Indiana (Address of principal executive offices)	47129 (Zip Code)

Registrant’s telephone number, including area code: (812) 283-0724

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	FSFG	NASDAQ Stock Market, LLC
(Title of each class)	(Trading symbol(s))	(Name of each exchange on which registered)

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $98.9 million, based upon the closing price of $54.05 per share as quoted on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2019.

The number of shares outstanding of the registrant’s common stock as of December 10, 2019 was 2,350,869.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2019, which is the most recent date for which data is available from the FDIC, we held approximately 16.06%, 16.82%, 3.25%, 38.86%, 100.00% and 19.80% of the FDIC-insured deposits in Clark, Daviess, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, may have greater resources.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 80%, including that for non-owner occupied residential real estate loans whose loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance. However, the total balance of residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $17.6 million, of which some do not have private mortgage insurance or government guaranty. We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

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

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area (“NNN Finance Program”). This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees. The terms of the loans are generally consistent with the aforementioned terms of in-market commercial real estate loans; however, these cannot exceed 70% loan-to-value and loan maturities cannot exceed the expiration of the underlying leases. In addition, the Company has established guidelines with respect to concentrations by state, lessee and industry of lessees as a percent of regulatory capital. The average size of these loans originated was $1.2 million and the portfolio balance was $223.4 million at September 30, 2019.

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

We generally do not sell whole loans, other than long-term fixed rate residential mortgage loans that we originate, or participation interests in loans originated by us. We also generally do not purchase whole loans or participation interests in loans originated by other financial institutions. However, in order to manage certain risk factors or supplement our lending portfolio, we may sell or purchase whole loans or participation interests in loans from time to time depending on various factors. At September 30, 2019, $54.5 million of loans included sold participation interests of $27.0 million, for a net position of $27.5 million outstanding in our portfolio. At September 30, 2019, acquired participation interests of loans from one lending relationship totaled $631,000.

Beginning in April 2015, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in SBA lending in order to enhance the Company’s proficiency in SBA 7(a) program loan originations and sales. The Bank continues to hire additional business development officers and appropriate supporting staff in order to grow this lending platform. The primary purpose of this lending platform is to originate SBA 7(a) program loans, the borrowers and collateral for which are outside of our primary market area, and sell the amounts guaranteed by the SBA in the secondary market. This lending platform is also designed to diversify the Company’s geographic and interest rate risk profile with respect to the retained unguaranteed amounts given the geographic dispersion of the loans and collateral, and their floating rate structure. The Company originated SBA loans with a total commitment of $86.5 million during the year ended September 30, 2019. At September 30, 2019, $252.2 million of SBA loans included sold guaranteed portions of $167.0 million, for a net position of $85.2 million outstanding in our portfolio. The amount outstanding in the Bank’s portfolio at September 30, 2019 included $15.6 million in SBA loans held for sale, $19.1 million in the unguaranteed portion of SBA loans not yet sold and $50.5 million in the unguaranteed portion of SBA loans sold. All SBA loans held for sale were carried at the lower of cost or fair market value at September 30, 2019 and 2018.

Beginning in April 2018, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in the originations and sales of one- to four-family residential real estate loans on a nationwide basis. The Bank continues to hire additional business development officers and appropriate supporting staff in order to grow this lending platform. The primary purpose of this lending platform is to originate one- to four-family residential real estate loans, the borrowers and collateral for which are outside of our primary market area, and sell the whole loans in the secondary market. The Company originated $883.5 million and sold $805.1 million of one- to four-family residential real estate loans within this lending platform during the year ended September 30, 2019. The amount outstanding in the Bank’s portfolio at September 30, 2019 included $77.8 million in loans held for sale. All residential real estate loans held for sale were carried at market value at September 30, 2019 and 2018.

Our decision to sell or purchase loans is based on prevailing market interest rate conditions, interest rate risk management considerations, regulatory lending restrictions and liquidity needs.

Loan Approval Procedures and Authority. Our conventional lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management. Certain of our employees have been granted individual lending limits, which vary depending on the individual, the type of loan and whether the loan is secured or unsecured. Generally, all loan requests for non-SBA 7(a) program lending relationships that exceed the individual officer lending limits, which is generally $300,000 secured or $25,000 unsecured, require committee or Board of Directors approval. Loans resulting in aggregated lending relationships in excess of individual office lending limits but less than $4.0 million require approval by the Officer Loan Committee and loans resulting in aggregated lending relationships in excess of $4.0 million but less than $8.0 million require approval of the Board Credit Committee. The Board Credit Committee consists of the President, Chief Lending Officer, Chief of Credit Administration and four independent board members, and the Officer Loan Committee consists of members of senior management and certain other officers designated by the Board of Directors. Loans resulting in aggregated lending relationships in excess of $8.0 million require approval by the Board of Directors.

Our SBA 7(a) program lending activities also follow underwriting standards and loan origination procedures established by our Board of Directors and management. Certain of our employees have been granted individual lending limits, which is $2.0 million for the aggregate loan balance, of which 75% or greater is guaranteed by the SBA. Generally, all SBA 7(a) program loan requests for lending relationships that exceed the individual officer lending limits require approval by the SBA Officer Loan Committee. The SBA Officer Loan Committee consists of the President, Chief Financial Officer, Chief Lending Officer, Chief of Credit Administration, Chief of SBA Lending, Senior SBA Lending Officer and a senior commercial lending officer. The aggregated lending relationships for the SBA 7(a) program may not exceed $5.0 million according to SBA guidelines and therefore no loan requests require approval by the Board of Directors given that the portion of SBA 7(a) program loans that are not guaranteed by the SBA may not exceed $1.25 million.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At September 30, 2019, our regulatory limit on loans to one borrower was $18.2 million. At that date, our largest lending relationship was for a commitment of $12.0 million, of which $11.6 million was outstanding, and was performing according to its original terms at that date.

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

At September 30, 2019, our investment portfolio consisted primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and pass-through asset-backed securities guaranteed by the SBA.

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

Personnel

As of September 30, 2019, we had 437 full-time employees and 36 part-time employees, none of whom is represented by a collective bargaining unit.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions by the institution and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances.

As of September 30, 2019, First Savings Bank met all applicable capital adequacy requirements in effect at that date.

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

Assessments. Indiana banks are required to pay assessments to the INDFI to fund the agency’s operations. The assessments paid to the INDFI by First Savings Bank for the year ended September 30, 2019 totaled $73,000.

Federal Home Loan Bank System. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. First Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. First Savings Bank was in compliance with this requirement with an investment in FHLB capital stock at September 30, 2019 of $11.5 million.

Federal Reserve Board System. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). As of September 30, 2019, First Savings Bank was in compliance with this requirement.

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

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. Among other things, the Act reduced the Company’s corporate federal tax rate from 34% to 21% effective January 1, 2018. The Company files federal income tax returns on a September 30 fiscal year basis, so in accordance with Internal Revenue Code regulations, the Company’s federal income tax rate for the year ended September 30, 2018 was based on a blended rate of 24.5%. As a result of the Tax Act, the Company was required to re-measure, through income tax expense, deferred tax assets and liabilities using the enacted rate at which the Company expects them to be recovered or settled. The re-measurement of the net deferred tax asset resulted in an income tax benefit of approximately $145,000 for the year ended September 30, 2018.

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate. For the Company’s tax year ended September 30, 2019, Indiana imposed a 6.50% franchise tax based on a financial institution’s adjusted gross income as defined by statute. The Indiana franchise tax rate will be reduced to 6.25%, 6.00%, 5.50%, 5.00%, and 4.90% for the Company’s tax years ending September 30, 2020, 2021, 2022, 2023, and 2024 and years thereafter, respectively. In computing Indiana taxable income, deductions for municipal interest, state and local income taxes and certain accelerated depreciation permitted for federal tax purposes are disallowed.

The Company and its subsidiaries also file income and franchise tax returns in various other states where they are deemed to have tax nexus.

Our state income tax returns have not been audited during the last five years.

Item 1A.	RISK FACTORS

Our emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2019, $509.1 million, or 62.1%, of our loan portfolio consisted of commercial real estate loans and commercial business loans. Subject to market conditions, we intend to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At September 30, 2019, nonperforming commercial real estate loans totaled $2.4 million. At September 30, 2019 the Bank did not have any nonperforming commercial business loans. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At September 30, 2019, $30.1 million, or 3.7% of our loan portfolio consisted of construction loans, and land and land development loans, and $4.5 million, or 20.0% of the construction loan portfolio (excluding undisbursed commitments and portions participated to other financial institutions), consisted of speculative construction loans at that date. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans. These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would adversely affect our earnings. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2019, $27.8 million, or 14.0% of our residential mortgage loan portfolio and 3.4% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At September 30, 2019, we had seven non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $6.8 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At September 30, 2019, the Bank had one nonperforming non-owner occupied residential loan totaling $65,000. At September 30, 2019, the Bank did not have any non-owner occupied residential properties held as real estate owned. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

Our mortgage banking operation originates and sells residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products and the revenue realized on the sale of loans and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $33.0 million in the year ended September 30, 2019. This revenue could significantly decline in future periods if interest rates were to rise and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2019, which is the most recent date for which data is available from the FDIC, we held approximately 16.06%, 16.82%, 3.25%, 38.86%, 100.00% and 19.80% of the FDIC-insured deposits in Clark, Daviess, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

Changing interest rates may hurt our earnings and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income. At September 30, 2019, approximately $371.5 million, or 45.3% of the total loan portfolio, consisted of fixed-rate mortgage loans. This investment in fixed-rate mortgage loans exposes the Company to increased levels of interest rate risk.

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

Market expansion and acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties and dilution to existing shareholder value.

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

Goodwill represents the amount of consideration exchanged over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  At September 30, 2019, our goodwill totaled $9.8 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2019 or that we will be able to pay future dividends at all.

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

As of December 10, 2018, our directors, executive officers, and their related entities and persons currently beneficially own, in the aggregate, approximately 15.26% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our directors, executive officers, and their related entities and persons, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”.

We identified material weaknesses in our internal control over financial reporting at September 30, 2019 and determined that our disclosure controls and procedures were not effective. Failure to remediate the identified material weaknesses and maintain effective internal control over financial reporting and disclosure controls and procedures in future periods could have a material adverse effect on our financial statements.

Management maintains and regularly monitors, reviews and updates the Company’s internal control over financial reporting and disclosure controls and procedures as required by The Sarbanes-Oxley Act and related rules and regulations. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the controls will be effective. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

The Company’s management, with the supervision of the Chief Financial Officer and the Chief Executive Officer, conducted an evaluation of the Company’s internal control over financial reporting and disclosure controls and procedures as of September 30, 2019. Based on that assessment, management determined that, as of September 30, 2019, the Company’s internal control over financial reporting was not effective as a result of identified material weaknesses, and that its disclosure controls and procedures were not effective as of such date as a result of the identified control deficiencies. The specific control deficiencies are described in Part II - Item 9A. “Controls and Procedures” of this Form 10-K and in “Management’s Report on Internal Control over Financial Reporting” contained herein. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

We are in the process of implementing remedial measures intended to address the control deficiencies that led to the material weaknesses. However, if the remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting or in our disclosure controls and procedures occur in the future, we may not be able to report our financial results in an accurate and timely manner, prevent or detect fraud, or provide reliable financial information pursuant to our reporting obligations, which could have a material adverse effect on our business, financial condition, and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of September 30, 2019.

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

The Bank owns three former branch office locations. These locations have been closed and the operations of which were consolidated into existing branch office operations. The property located in Floyds Knobs, Indiana is utilized by the Bank as an operation center. The property located in Leavenworth, Indiana has a carrying value of $55,000 at September 30, 2019 on the balance sheet of the Consolidated Financial Statements. The property located in Marengo, Indiana has a carrying value of $111,000 at September 30, 2019 on the balance sheet of the Consolidated Financial Statements.

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

The Company purchased an 8.097 acre parcel of land in Jeffersonville, Indiana, in July 2013 upon which it intended to construct an office building, relocate its corporate headquarters, and subsequently divest of additional unused acreage in future years. However, in October 2018, the Company acquired an office building for $7.5 million, in Jeffersonville, Indiana, to which it intends to relocate its corporate headquarters. As of September 30, 2019, the 8.097 acre parcel of land, which has a carrying value of approximately $1.7 million, is listed for sale and is included in “other real estate owned, held for sale” at September 30, 2019 on the balance sheet of the Consolidated Financial Statements.

The Company also rents additional office space and equipment under operating lease agreements that expire at different dates through August 2028. See Note 19 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the Company’s operating leases.

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol “FSFG.” As of December 10, 2019, the Company had approximately 255 holders of record and 2,350,869 shares of common stock outstanding. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 23 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company. The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future.

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2019:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2019 through July 31, 2019	—	—	—	49,504
August 1, 2019 through August 31, 2019	—	—	—	49,504
September 1, 2019 through September 30, 2019	—	—	—	49,504
Total	—	—	—	49,504

(1)	On November 16, 2012, the Company announced that its Board of Directors authorized a stock repurchase program to acquire up to 230,217 shares, or 10.0% of the Company’s outstanding common stock. Under the program, which has no expiration date, repurchases are to be conducted through open market purchases or privately negotiated transactions, and are to be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. Repurchased shares will be held in treasury.

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2019 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	84,806	$34.13	20,649

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	84,806	$34.13	20,649

In December 2009 the Company adopted the 2010 Equity Incentive Plan (“2010 Plan”), which the Company’s shareholders approved in February 2010. The 2010 Plan provided for the award of stock options and restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 355,885 shares, consisting of 254,204 stock options and 101,681 shares of restricted stock. As of September 30, 2019, grants outstanding under the 2010 Plan included 101,681 restricted shares, 182,349 incentive stock options and 63,197 non-statutory stock options to directors, officers and key employees. The restricted shares and stock options granted vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

In December 2015 the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”), which the Company’s shareholders approved in February 2016. The 2016 Plan provides for the award of stock options and restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. As of September 30, 2019, grants outstanding under the 2016 Plan included 20,564 restricted shares, 47,545 incentive stock options and 7,900 non-statutory stock options to directors, officers and key employees. The restricted shares and stock options granted vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

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

	At September 30,
(In thousands)	2019	2018	2017	2016	2015
Financial Condition Data:
Total assets	$1,222,579	$1,034,406	$891,133	$796,516	$749,946
Cash and cash equivalents	41,432	42,274	34,259	29,342	24,994
Trading account securities	-	-	7,175	9,255	9,044
Securities available-for-sale	177,302	184,373	178,099	174,493	178,328
Securities held-to-maturity	2,336	2,607	2,878	3,166	4,620
Loans held for sale	96,070	32,125	25,635	5,471	6,803
Loans, net	810,658	704,271	586,456	518,611	457,112
Deposits	834,384	811,112	669,382	579,467	533,297
Borrowings from FHLB	222,544	90,000	118,065	121,633	104,867
Other borrowings	23,729	21,013	1,348	1,345	5,974
Stockholders’ equity	121,053	98,813	93,115	86,580	94,357

	For the Year Ended September 30,
(In thousands)	2019	2018	2017	2016	2015
Operating Data:
Interest income	$50,995	$42,159	$33,917	$29,456	$27,987
Interest expense	10,906	6,337	4,457	4,167	3,778
Net interest income	40,089	35,822	29,460	25,289	24,209
Provision for loan losses	1,463	1,353	1,301	637	859
Net interest income after provision for loan losses	38,626	34,469	28,159	24,652	23,350
Noninterest income	43,854	13,295	8,625	3,372	5,976
Noninterest expense	62,390	33,006	24,951	22,435	20,999
Income before income taxes	20,090	14,758	11,833	5,589	8,327
Income tax expense (benefit)	3,095	2,422	2,520	(2,322)	1,576
Net income	16,995	12,336	9,313	7,911	6,751
Less: net income attributable to noncontrolling interests	818	1,434	-	-	-
Net income attributable to First Savings Financial Group	16,177	10,902	9,313	7,911	6,751
Less: Preferred stock dividends declared	-	-	-	62	171
Net income available to common shareholders	$16,177	$10,902	$9,313	$7,849	$6,580

	For the Year Ended September 30,
	2019	2018	2017	2016	2015
Per Share Data:
Net income per common share, basic	$6.99	$4.83	$4.20	$3.57	$3.07
Net income per common share, diluted	6.82	4.60	3.97	3.41	2.93
Dividends per common share	0.63	0.59	0.55	0.51	0.47

	At or For the Year Ended September 30,
	2019	2018	2017	2016	2015
Performance Ratios:
Return on average assets	1.42%	1.11%	1.10%	1.03%	0.93%

Return on average equity	15.65	12.80	10.56	9.04	7.43

Return on average common stockholders’ equity	15.00	11.37	10.56	9.73	9.16

Interest rate spread (1)	3.63	3.82	3.84	3.71	3.74

Net interest margin (2)	3.88	3.99	3.95	3.81	3.84

Other expenses to average assets	5.48	3.35	2.96	2.93	2.88

Efficiency ratio (3)	74.32	67.20	65.51	78.28	69.57

Efficiency ratio (excluding nonrecurring items) (4)	74.51	63.96	64.69	68.20	69.57

Average interest-earning assets to average interest-bearing liabilities	124.96	125.02	120.21	117.86	116.90

Dividend payout ratio	9.10	12.32	13.20	14.03	14.74

Average equity to average assets	9.54	9.77	10.45	11.45	12.47

Capital Ratios (5):
Total capital (to risk-weighted assets):
Consolidated	13.85%	14.50%	12.69%	11.82%	16.21%
Bank	12.88	12.92	12.22	11.33	13.13

Tier 1 capital (to risk-weighted assets):
Consolidated	10.70	10.84	11.53	10.66	14.96
Bank	11.81	11.75	11.05	10.16	11.88

Common equity Tier 1 capital (to risk-weighted assets):
Consolidated	10.70	10.84	11.53	10.66	14.96
Bank	11.81	11.75	11.05	10.16	11.88

Tier 1 capital (to average adjusted total assets):
Consolidated	8.39	8.39	9.14	8.43	11.01
Bank	9.34	9.10	8.79	8.09	8.67

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for 2019, a blended federal marginal tax rate of 24.5% for 2018 and 34% for years 2015 through 2017.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for 2019, a blended federal tax rate of 24.5% for 2018 and 34% for years 2015 through 2017.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	Represents other expenses, excluding nonrecurring items as discussed below, divided by the sum of net interest income and other income, excluding income (loss) on tax credit investment discussed below. The efficiency ratio for 2019 excludes the income on tax credit investment of $210,000. The efficiency ratio for 2018 excludes the income on tax credit investment of $585,000, expenses of $1.3 million associated with the acquisition of and merger with Dearmin and FNBO, and expenses of $661,000 associated with the initial operations of the secondary-market residential mortgage lending division. The efficiency ratio for 2017 excludes the loss on tax credit investment of $226,000 and expenses of $166,000 associated with the acquisition of and merger with Dearmin and FNBO. The efficiency ratio for 2016 excludes the loss on tax credit investment of $4.2 million. This is a non-GAAP financial measure that management believes is useful to investors in understanding the Company’s performance.

	At or For the Year Ended September 30,
	2019	2018	2017	2016	2015
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.22%	1.31%	1.36%	1.35%	1.43%

Allowance for loan losses as a percent of nonperforming loans	193.82	218.18	206.64	182.76	150.37

Net charge-offs to average outstanding loans during the period	0.09	0.02	0.06	0.03	0.11

Nonperforming loans as a percent of total loans	0.63	0.60	0.66	0.74	0.95

Nonperforming assets as a percent of total assets	1.02	1.31	1.33	1.49	1.75

Other Data:
Number of full service branch offices	15	16	14	14	14
Number of deposit accounts	44,343	43,368	33,594	33,407	33,430
Number of loans	7,759	7,228	5,679	5,409	5,373

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts and loan servicing fees), ATM and interchange fees on debit and credit cards, increases in the cash surrender value of life insurance, income from sales of residential mortgage and SBA loans originated for sale in the secondary market, commissions on sales of securities and insurance products, and real estate lease income. We also recognize income from the sale of investment securities.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. There were no substantive changes to the Company’s methodology or assumptions used to estimate the allowance for loan losses during the year ended September 30, 2019. See Note 1 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the methodology used to determine the allowance for loan losses.

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

Balance Sheet Analysis

Cash and Cash Equivalents. At September 30, 2019 and 2018, cash and cash equivalents totaled $41.4 million and $42.3 million, respectively. The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but interest-bearing.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one to four family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans. To a lesser extent, we originate various consumer loans including home equity lines of credit. Net loans increased $106.4 million, from $704.3 million at September 30, 2018 to $810.7 million at September 30, 2019.

At September 30, 2019, residential mortgage loans totaled $198.1 million, or 24.2% of total loans, compared to $195.3 million, or 27.4% of total loans at September 30, 2018. We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 25-year and 30-year fixed rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income. Management intends to continue offering short-term adjustable rate residential mortgage loans and generally sell long-term fixed rate mortgage loans in the secondary market with servicing released.

Commercial real estate loans totaled $436.0 million, or 53.2% of total loans at September 30, 2019, compared to $343.5 million, or 48.2% of total loans at September 30, 2018. The balance of commercial real estate loans has increased primarily due to increased SBA commercial real estate loan originations and NNN Finance Program originations. Management continues to focus on pursuing nonresidential real estate loan opportunities in order to further diversify the loan portfolio.

Multi-family real estate loans totaled $38.2 million, or 4.7% of total loans at September 30, 2019, compared to $28.8 million, or 4.0% of total loans at September 30, 2018. These loans are primarily secured by apartment buildings and other multi-tenant developments in our primary market area.

Residential construction loans totaled $12.5 million, or 1.5% of total loans at September 30, 2019, of which $4.5 million were speculative construction loans. At September 30, 2018, residential construction loans totaled $19.5 million, or 2.7% of total loans, of which $5.9 million were speculative loans.

Commercial construction loans totaled $7.0 million, or 0.9% of total loans, at September 30, 2019 compared to $8.7 million, or 1.2% of total loans at September 30, 2018. The decrease is due primarily to a decrease in originations of commercial construction loans during the year.

Land and land development loans totaled $10.5 million, or 1.3% of total loans at September 30, 2019, compared to $10.5 million, or 1.5% of total loans at September 30, 2018. These loans are primarily secured by vacant lots to be improved for residential and nonresidential development, and farmland.

Commercial business loans totaled $73.0 million, or 8.9% of total loans, at September 30, 2019 compared to $67.8 million, or 9.5% of total loans, at September 30, 2018. The increase is due primarily to the increase of commercial business lending opportunities in our primary market area and increased SBA commercial business loan originations. Management continues to focus on pursuing commercial business loan opportunities in order to further diversify the loan portfolio.

Consumer loans totaled $44.7 million, or 5.4% of total loans, at September 30, 2019 compared to $39.3 million, or 5.5% of total loans, at September 30, 2018. In general, organic consumer loans including automobile loans, home equity lines of credit, unsecured loans and loans secured by deposits, has only slightly increased due to pay-downs, payoffs, charge-offs and management’s decision to focus on other lending opportunities with less inherent credit risk. Home equity lines of credit increased $4.0 million, or 16.3%, automobile loans increased $1.6 million, or 13.9%, and other consumer loans decreased $255,000, or 8.7%, from September 30, 2018 to September 30, 2019.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$198,067	24.16%	$195,274	27.37%	$171,863	28.92%	$178,364	33.91%	$181,873	39.22%
Commercial	436,020	53.17	343,498	48.15	273,106	45.95	217,378	41.33	172,995	37.29
Multi-family	38,226	4.66	28,814	4.04	21,121	3.55	18,431	3.50	21,647	4.67
Residential construction	12,545	1.53	19,527	2.74	15,088	2.54	11,124	2.12	9,195	1.98
Commercial construction	6,995	0.85	8,669	1.22	18,385	3.09	19,212	3.65	7,477	1.61
Land and land development	10,536	1.28	10,504	1.47	9,733	1.64	11,137	2.12	11,061	2.38
Total	702,389	85.65	606,286	84.99	509,296	85.69	455,646	86.63	404,248	87.15

Commercial business	73,034	8.91	67,786	9.50	52,724	8.87	41,967	7.98	32,574	7.02

Consumer:
Home equity lines of credit	28,651	3.49	24,635	3.46	22,939	3.86	21,372	4.06	19,499	4.21
Auto loans	13,347	1.63	11,720	1.64	7,057	1.19	4,880	0.93	5,487	1.18
Other	2,663	0.32	2,918	0.41	2,323	0.39	2,078	0.40	2,048	0.44
Total	44,661	5.44	39,273	5.51	32,319	5.44	28,330	5.39	27,034	5.83

Principal loans	820,084	100.00%	713,345	100.00%	594,339	100.00%	525,943	100.00%	463,856	100.00%

Deferred loan origination fees and costs, net	614		249		209		(211)		(120)
Allowance for loan losses	(10,040)		(9,323)		(8,092)		(7,122)		(6,624)
Loans, net	$810,658		$704,271		$586,456		$518,611		$457,112

Loan Maturity

The following table sets forth certain information at September 30, 2019 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At September 30, 2019
(In thousands)	Residential Real Estate (1)	Commercial Real Estate (2)	Construction (3)	Commercial Business	Consumer	Total Loans
Amounts due in:
One year or less	$19,069	$65,309	$19,540	$32,131	$7,489	$143,538
More than one year to five years	43,495	161,304	-	24,062	17,239	246,100
More than five years	173,729	219,943	-	16,841	19,933	430,446
Total	$236,293	$446,556	$19,540	$73,034	$44,661	$820,084

(1)       Includes multi-family loans.

(2)       Includes farmland and land and land development loans.

(3)       Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2019 that are due after September 30, 2020, and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$94,100	$123,124	$217,224
Commercial real estate (2)	162,757	218,490	381,247
Commercial business	16,414	24,489	40,903
Consumer	6,384	30,788	37,172
Total	$279,655	$396,891	$676,546

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

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and pass-through asset-backed securities guaranteed by the SBA. Available for sale securities decreased by $7.1 million, from $184.4 million at September 30, 2018 to $177.3 million at September 30, 2019, due primarily to principal repayments of $18.l million, sales of $13.9 million and maturities and calls of $7.7 million, partially offset by purchases of $24.4 million and an increase in unrealized gains of $8.8 million.

Securities Held to Maturity. Our held to maturity securities portfolio consists of mortgage-backed securities issued by government sponsored enterprises and municipal bonds. Held to maturity securities decreased by $271,000 from September 30, 2018 to September 30, 2019, due primarily to maturities and principal repayments.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2019		2018		2017
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Agency bonds and notes	$-	$-	$-	$-	$-	$-
Agency mortgage-backed securities	13,743	14,097	31,686	31,130	36,439	36,736
Agency CMO	8,834	9,048	10,754	10,441	14,605	14,576
Privately-issued CMO	1,242	1,382	1,434	1,579	1,825	2,001
Privately-issued asset-backed	1,022	1,178	1,538	1,884	2,691	3,448
SBA certificates	1,119	1,154	1,305	1,351	913	912
Municipal	141,995	150,443	137,144	137,988	115,193	120,426
Total	$167,955	$177,302	$183,861	$184,373	$171,666	$178,099

Securities held to maturity:
Agency mortgage-backed securities	$102	$109	$134	$142	$179	$195
Municipal	2,234	2,561	2,473	2,754	2,699	3,111
Total	$2,336	$2,670	$2,607	$2,896	$2,878	$3,306

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2019. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 21.0%. Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available for sale:

Agency mortgage-backed securities	$–	–%	$788	1.85%	$3,439	2.51%	$9,870	3.27%	$14,097	3.01%
Agency CMO	–	–	–	–	3,849	2.85	5,199	3.06	9,048	2.97
Privately-issued CMO	–	–	–	–	–	–	1,382	7.17	1,382	7.17
Privately-issued ABS	–	–	–	–	–	–	1,178	25.97	1,178	25.97
SBA certificates	–	–	–	–	1,154	4.27	–	–	1,154	4.27
Municipal	2,713	5.01	23,846	3.82	29,955	4.17	93,929	4.05	150,443	4.05
Total	$2,713	5.01%	$24,634	3.76%	$38,397	3.89%	$111,558	4.20%	$177,302	4.09%

Securities held to maturity:

Agency mortgage-backed securities	$–	–%	$–	–%	$77	5.30%	$24	3.78%	$102	4.94%
Municipal	248	6.32	1,006	6.43	779	5.93	201	5.56	2,234	6.16
Total	$248	6.32%	$1,006	6.43%	$856	5.88%	$225	5.37%	$2,336	6.11%

As of September 30, 2019, we did not own any investment securities of a single issuer that had an aggregate book value in excess of 10% of the Company’s consolidated stockholders’ equity at that date, other than securities and obligations issued by U.S. government agencies and sponsored enterprises.

Deposits. Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments. Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and time deposits. Deposits increased $23.3 million from $811.1 million at September 30, 2018 to $834.4 million at September 30, 2019. The Bank recognized increases in money market deposit accounts of $14.2 million, noninterest-bearing checking accounts of $5.4 million, time deposits of $4.1 million and interest-bearing checking accounts of $203,000 and decreases in savings accounts of $602,000, when comparing the two years. Brokered certificates of deposit totaled $99.7 million at September 30, 2019 compared to $118.7 million at September 30, 2018. We have continued to promote relationship oriented deposit accounts but at times also utilize brokered certificates of deposit as a lower cost alternative to retail time deposits. In addition, we have continued to develop and promote cash management services including sweep accounts and remote deposit capture in order to increase the level of commercial deposit accounts. We believe that the development and promotion of these products has made us more competitive in attracting commercial deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2019	2018	2017
Non-interest-bearing demand deposits	$173,072	$167,705	$96,283
NOW accounts	173,746	173,543	182,068
Money market accounts	121,281	107,124	70,775
Savings accounts	120,393	120,995	90,360
Time deposits	245,892	241,745	229,896
Total	$834,384	$811,112	$669,382

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2019. Jumbo certificates of deposit require minimum deposits of $100,000.

(In thousands)	Amount
Three months or less	$9,818
Over three through six months	6,383
Over six through twelve months	16,439
Over twelve months	30,113
Total	$62,753

Borrowings. We use borrowings from the FHLB consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments. We also utilize retail repurchase agreements as a source of borrowings.

The following table sets forth certain information regarding the Bank’s use of FHLB borrowings.

	Year Ended September 30,
(Dollars in thousands)	2019	2018	2017
Maximum amount of FHLB borrowings outstanding at any month-end during period	$222,544	$159,863	$122,089
Average FHLB borrowings outstanding during period	143,480	121,691	110,952
Weighted average interest rate during period	1.87%	1.66%	1.50%
Balance outstanding at end of period	$222,544	$90,000	$118,065
Weighted average interest rate at end of period	1.64%	1.63%	1.54%

The outstanding balance of borrowings from the FHLB increased $132.5 million, from $90.0 million at September 30, 2018 to $222.5 million at September 30, 2019. FHLB borrowings are primarily used to fund loan demand and to purchase available for sale securities.

The following table sets forth certain information regarding the Bank’s use of borrowings under retail repurchase agreements.

	Year Ended September 30,
(Dollars in thousands)	2019	2018	2017
Maximum amount of retail repurchase agreements outstanding at any month-end during period	$1,354	$1,352	$1,348
Average retail repurchase agreements outstanding during period	1,075	1,350	1,346
Weighted average interest rate during period	0.25%	0.25%	0.25%
Balance outstanding at end of period	$-	$1,352	$1,348
Weighted average interest rate at end of period	0.00%	0.25%	0.25%

On September 20, 2018, the Company entered into a subordinated note purchase agreement in the principal amount of $20 million. The subordinated note initially bears a fixed interest rate of 6.02% per year through September 30, 2023, and thereafter a floating rate, reset quarterly, equal to the three-month LIBOR rate plus 310 basis points. All interest is payable quarterly and the subordinated note is scheduled to mature on September 30, 2028. The subordinated note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after September 30, 2023. The subordinated note is intended to qualify as Tier 2 capital for the Company under regulatory guidelines. The subordinated note had a carrying value of $19.7 million, net of unamortized debt issuance costs of 271,000, at September 30, 2019 on the balance sheet of the Consolidated Financial Statements.

The Bank has entered into federal funds purchased line of credit facilities with two other financial institutions that established lines of credit not to exceed the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, and $15 million, respectively. At September 30, 2019, the Bank had $4.0 million outstanding in federal funds purchased under one of the lines of credit.

Stockholders’ Equity. Stockholders’ equity increased $22.3 million, from $98.8 million at September 30, 2018 to $121.1 million at September 30, 2019. The increase is due to retained net income of $14.7 million during the year ended September 30, 2019 and a $6.9 million increase in accumulated other comprehensive income due to an increase in the market value of available-for-sale securities.

Results of Operations for the Years Ended September 30, 2019, 2018 and 2017

Overview. The Company reported net income of $16.2 million ($6.82 per common share diluted) for the year ended September 30, 2019, compared to net income of $10.9 million ($4.60 per common share diluted) for the year ended September 30, 2018. The increase in net income was due to increases in net interest income of $4.3 million and noninterest income of $30.6 million, partially offset by an increase in noninterest expense of $29.4 million.

Net income was $10.9 million ($4.60 per common share diluted) for the year ended September 30, 2018 compared to net income of $9.3 million ($3.97 per common share diluted) for the year ended September 30, 2017. The increase in net income for 2018 compared to 2017 was due to increases in net interest income and noninterest income of $6.4 million and $4.7 million, respectively, partially offset by an increase in noninterest expense of $8.1 million.

Net Interest Income. For the year ended September 30, 2019, net interest income increased $4.3 million or 11.9%, as compared to 2018, primarily as the result of an increase in the average balance of interest earning assets. The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased from 3.82% for 2018 to 3.63% for 2019 due primarily to an increase in the average cost of interest-bearing liabilities from 0.85% for 2018 to 1.28% for 2019 and an increase in average interest-bearing liabilities from $743.3 million for 2018 to $849.6 million for 2019, which more than offset the effect of an increase in the average yield on interest-bearing assets from 4.67% for 2018 to 4.91% for 2019 and an increase in the average balance of interest-bearing assets from $929.2 million for 2018 to $1.06 billion for 2019. For the year ended September 30, 2018, net interest income increased $6.4 million or 21.6% as compared 2017, primarily as the result of an increase in the average balance of interest earning assets. The interest rate spread decreased slightly from 3.84% for 2017 to 3.82% for 2018 due primarily to an increase in the average cost of interest-bearing liabilities from 0.68% for 2017 to 0.85% for 2018 and an increase in average interest-bearing liabilities from $654.4 million for 2017 to $743.3 million for 2018, which more than offset the effect of an increase in the average yield on interest-bearing assets from 4.52% for 2017 to 4.67% for 2018 and an increase in the average balance of interest-bearing assets from $786.6 million for 2017 to $929.2 million for 2018.

For the year ended September 30, 2019, total interest income increased $8.8 million, or 21.0%, as compared to 2018. The increase in total interest income is due primarily to increases in the average balance of interest earning assets of $132.4 million, from $929.2 million for 2018 to $1.06 billion for 2019, and the average tax-equivalent yield on interest-earning assets, from 4.67% for 2018 to 4.91% for 2019. The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $130.2 million. For the year ended September 30, 2018, total interest income increased $8.2 million, or 24.3%, from $33.9 million for the year ended September 30, 2017 to $42.2 million for the year ended September 30, 2018. The increase in total interest income is due primarily to increases in the average balance of interest earning assets of $142.6 million, from $786.6 million for 2017 to $929.2 million for 2018, and the average tax-equivalent yield on interest-earning assets, from 4.52% for 2017 to 4.67% for 2018. The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $123.6 million and securities of $13.6 million.

Interest income on loans increased $8.6 million, or 25.3%, from $34.1 million for 2018 to $42.7 million for 2019, due primarily to an increase in the average balance of loans outstanding of $130.2 million, from $698.6 million for 2018 to $828.8 million, and an increase in the average tax-equivalent yield on loans from 4.89% for 2018 to 5.16% for 2019. In 2018, interest income on loans increased $7.0 million, or 25.7%, from $27.1 million for 2017 to $34.1 million for 2018, due primarily to an increase in the average balance of loans outstanding of $123.6 million, from $575.0 million for 2017 to $698.6 million for 2018, and an increase in the average tax-equivalent yield on loans from 4.73% for 2017 to 4.89% for 2018. The increase in the average balance of loans outstanding for both 2019 and 2018 is due primarily to an increase in commercial real estate mortgage loans, as a result of increased SBA loan originations and NNN Finance Program originations.

Interest income on investment securities decreased $402,000, or 5.6%, from $7.2 million for 2018 to $6.8 million for 2019, primarily due to a decrease in the average balance of investment securities of $10.6 million, from $192.6 million for 2018 to $182.0 million for 2019. The average tax equivalent yield on investment securities decreased slightly from 4.34% for 2018 to 4.32% for 2019, due primarily to the decrease in the federal marginal income tax rate from a blended rate of 24.5% for 2018 to a rate of 21.0% for 2019. In 2018, interest income on investment securities increased $874,000, or 13.8%, from $6.3 million for 2017 to $7.2 million for 2018, primarily due to the increase in the average balance of investment securities of $13.6 million, from $178.9 million for 2017 to $192.5 million for 2018. The average tax equivalent yield on investment securities decreased from 4.40% for 2017 to 4.34% for 2018 due primarily to the decrease in the federal marginal income tax rate from 34.0% for 2017 to a blended rate of 24.5% for 2018.

Total interest expense increased $4.6 million, or 72.5%, due primarily to an increase in the average balance of interest-bearing liabilities of $106.3 million, from $743.3 million for 2018 to $849.6 million for 2019, and an increase in the average cost of funds from 0.85% for 2018 to 1.28% for 2019. The average balance of interest-bearing deposits increased $65.7 million, or 10.6%, from $619.7 million for 2018 to $685.4 million for 2019, and the average cost of funds for deposits was 0.69% for 2018 compared to 1.01% for 2019. The average balance of borrowings from the Federal Home Loan Bank increased $21.8 million, or 17.9%, from $121.7 million for 2018 to $143.5 million for 2019, and the average cost of Federal Home Loan Bank borrowings increased from 1.66% for 2018 to 1.87% for 2019. Average other borrowings, which are comprised of subordinated debt, increased from $593,000 for 2018 to $19.7 million for 2019. The average cost of other borrowings increased from 5.56% for 2018, net of amortization of debt issuance costs, to 6.48% for 2019, net of amortization of debt issuance costs. In 2018, total interest expense increased $1.9 million, or 42.2%, due primarily to an increase in the average balance of interest-bearing liabilities of $88.9 million, from $654.4 million for 2017 to $743.3 million for 2018, and an increase in the average cost of funds from 0.68% for 2017 to 0.85% for 2018. The average balance of interest-bearing deposits increased $79.8 million, or 14.8%, from $539.9 million for 2017 to $619.7 million for 2018, and the average cost of funds for deposits was 0.51% for 2017 compared to 0.69% for 2018. The average balance of borrowings increased $9.2 million, or 8.0%, from $114.4 million for 2017 to $123.6 million for 2018, and the average cost of funds for borrowings was 1.48% for 2017 compared to 1.66% for 2018.

Average Balances and Yields.

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities for the 2019, 2018 and 2017 periods has been adjusted to a tax equivalent basis using a federal marginal tax rate of 21.0%, 24.5% and 34.0%, respectively.

	Year Ended September 30,
	2019			2018			2017
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits with banks	$39,434	$856	2.17%	$28,863	$436	1.51%	$25,835	$184	0.71%
Loans	828,809	42,765	5.16	698,638	34,130	4.89	574,957	27,188	4.73
Investment securities	159,228	7,241	4.55	154,764	7,333	4.74	137,756	6,993	5.08
Mortgage-backed securities	22,738	629	2.77	37,799	1,020	2.70	41,167	886	2.15
FRB and FHLB stock	11,477	643	5.60	9,183	465	5.06	6,936	313	4.51
Total interest-earning assets	1,061,686	52,134	4.91	929,247	43,384	4.67	786,651	35,564	4.52

Non-interest-earning assets	76,449			56,921			56,520
Total assets	$1,138,135			$986,168			$843,171

Liabilities and equity:
NOW accounts	$177,316	$481	0.27	$185,026	$483	0.26	$171,831	$404	0.24
Money market deposit accounts	115,648	1,472	1.27	89,256	624	0.70	65,016	199	0.31
Savings accounts	119,966	93	0.08	110,289	85	0.08	88,418	63	0.07
Time deposits	272,433	4,898	1.80	235,100	3,087	1.31	214,673	2,096	0.98
Total interest-bearing deposits	685,363	6,944	1.01	619,671	4,279	0.69	539,938	2,762	0.51

Repurchase agreements	1,075	3	0.28	1,350	3	0.22	1,346	3	0.22
Federal funds purchased	33	1	3.03	-	-	0.00	2,138	23	1.08
Borrowings from FHLB	143,480	2,681	1.87	121,691	2,022	1.66	110,952	1,669	1.50
Other borrowings	19,692	1,277	6.48	593	33	5.56	-	-	0.00
Total interest-bearing liabilities	849,643	10,906	1.28	743,305	6,337	0.85	654,374	4,457	0.68

Non-interest-bearing deposits	166,719			137,742			93,083
Other non-interest-bearing liabilities	13,159			8,760			7,563
Total liabilities	1,029,521			899,807			755,020

Total stockholders’ equity	107,865			95,889			88,151
Noncontrolling interests in subsidiary	749			472			-
Total equity	108,614			96,361			88,151

Total liabilities and equity	$1,138,135			$986,168			$843,171
Net interest income (taxable equivalent basis		41,228			37,047			31,107
Less: taxable equivalent adjustment		(1,139)			(1,225)			(1,647)
Net interest income		$40,089			$35,822			$29,460
Interest rate spread			3.63%			3.82%			3.84%
Net interest margin			3.88			3.99			3.95
Average interest-earning assets to average interest-bearing liabilities			124.96			125.02			120.21

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

	Year Ended September 30, 2019 Compared to Year Ended September 30, 2018			Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$194	$225	$419	$23	$229	$252
Loans	6,574	2,062	8,636	5,999	943	6,942
Investment securities	206	(298)	(92)	742	(402)	340
Mortgage-backed securities	(412)	21	(391)	(63)	197	134
FRB and FHLB stock	122	56	178	110	42	152
Total interest-earning assets	6,684	2,066	8,750	6,811	1,009	7,820

Interest expense:
Deposits	577	2,088	2,665	473	1,044	1,517
Repurchase agreements	-	-	-	-	-	-
Federal funds purchased	1	-	1	(11)	(12)	(23)
Borrowings from FHLB	381	277	659	168	185	353
Other borrowings (sub debt)	1,244	-	1,244	33	-	33
Total interest-bearing liabilities	2,203	2,366	4,569	663	1,217	1,880
Net increase (decrease) in net interest income (taxable equivalent basis)	$4,481	$(300)	$4,181	$6,148	$(208)	$5,940

Provision for Loan Losses. The provision for loan losses increased $110,000, or 8.1%, from $1.4 million for the year ended September 30, 2018 to $1.5 million for the year ended September 30, 2019 due primarily to an increase in total loans of $106.7 million. Net charge-offs in 2019 were $746,000 compared to $122,000 for 2018 and nonperforming loans increased $907,000 to $5.2 million at September 30, 2019. In 2018, the provision for loan losses increased $52,000, or 4.0%, from $1.3 million for the year ended September 30, 2017 to $1.4 million for the year ended September 30, 2018 due primarily to an increase in total loans of $84.5 million (excluding loans acquired in the FNBO merger). Net charge-offs in 2018 were $122,000 compared to $331,000 for 2017 and nonperforming loans increased $357,000 to $4.3 million at September 30, 2018. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses for 2019 consistent with the growth in the commercial real estate mortgage loan portfolio. See “Analysis of Nonperforming and Classified Assets” included herein. It is management’s assessment that the allowance for loan losses at September 30, 2019 was adequate and appropriately reflected the probable incurred losses in the Bank’s loan portfolio at that date.

Noninterest Income. Noninterest income increased $30.6 million, or 229.9%, from $13.3 million for the year ended September 30, 2018 to $43.9 million for the year ended September 30, 2019. The increase was due primarily to increases in mortgage banking income and real estate lease income of $30.7 million and $589,000, respectively. These increases were partially offset by a decrease in the net gain on sale of loans guaranteed by the SBA of $924,000. The increase in mortgage banking income is due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018. The increase in real estate lease income for 2019 is due to the acquisition in October 2018 of a commercial office building that will serve as the Company’s new corporate headquarters, a portion of which is leased to other tenants. The net gain on sales of loans guaranteed by the SBA was $4.6 million for the year ended September 30, 2019, compared to $5.5 million for the same period in 2018. In 2018, noninterest income increased $4.7 million, or 54.1%, from $8.6 million for the year ended September 30, 2017 to $13.3 million for the year ended September 30, 2018. The increase was due primarily to increases in mortgage banking income, net gain on sales of SBA loans, income on tax credit investments, service charges on deposit accounts, and other income of $1.8 million, $1.3 million, $811,000, $376,000 and $386,000, respectively. The increase in mortgage banking income is due to the production from the newly hired secondary-market residential mortgage lending staff previously discussed. The net gain on sales of loans guaranteed by the SBA was $5.5 million for the year ended September 30, 2018, compared to $4.2 million for the same period in 2017, and the increase is due to increased production and sales volume. The Company recognized income on tax credit investment of $585,000 for the year ended September 30, 2018 related to distributions receivable from the tax credit investment entity, compared to an impairment loss of $226,000 on the investment in the entity for 2017. The increase in service charges on deposit accounts is due primary to the deposit accounts acquired in the FNBO merger.

Noninterest Expense. Noninterest expenses increased $29.4 million, or 89.0%, from $33.0 million for the year ended September 30, 2018 to $62.4 million for the year ended September 30, 2019. The increase was due primarily to increases in compensation and benefits, occupancy and equipment, advertising and other operating expense of $23.2 million, $2.5 million, $1.9 million and $2.0 million, respectively. The increase in compensation and benefits expense is attributable to the addition of new employees to support the growth of the Company, including its mortgage banking and SBA lending activities, and normal salary and benefits adjustments. The increase in occupancy and equipment expense is primarily attributable to increases in lease and rental, depreciation and equipment, and software licensing expenses that are all primarily related to the mortgage banking segment. The increases in advertising and other operating expenses are also primarily due to the expansion of the mortgage banking segment. In 2018, noninterest expenses increased $8.0 million, or 32.3%, from $25.0 million for the year ended September 30, 2017 to $33.0 million for the year ended September 30, 2018. The increase was due primarily to increases in compensation and benefits, data processing, other operating expenses and occupancy and equipment of $4.6 million, $1.1 million, $933,000 and $841,000, respectively, which included merger-related expenses and initial operating expenses of the secondary-market residential mortgage lending division, as provided in the table below.

	Compensation	Data	Other	Occupancy
(In thousands)	and Benefits	Processing	Operating	and Equipment
Increase	$4,641	$1,068	$933	$841
Less: Merger-related expenses	83	839	43	72
Less: Initial secondary-market residential mortgage division operating expenses	475	-	30	58
	$4,083	$229	$860	$711

The increase in compensation and benefits expense for 2018 compared to 2017 is attributable to the addition of new employees to support the growth of the Company, including its SBA and secondary-market residential mortgage lending activities, compensation for the employees retained in the FNBO merger, and normal salary and benefits adjustments. The increase in data processing expense is primarily attributable to costs associated with the FNBO merger. The increase in occupancy and equipment expense is primarily attributable to increases in repairs, maintenance and software licensing expenses.

Income Tax Expense. The Company recognized income tax expense of $3.1 million for the year ended September 30, 2019, compared to income tax expense of $2.4 million for the year ended September 30, 2018 and income tax expense of $2.5 million for the year ended September 30, 2017. The effective tax rate was 15.4%, 16.4% and 21.3%, for the years ended September 30, 2019, 2018 and 2017, respectively. The decrease in the effective tax rate is due primarily to a reduction in the Company’s statutory federal income tax rate from 34.0% for 2017 to a blended rate of 24.5% for 2018 and a rate of 21.0% for 2019, as a result of the Tax Act enacted in December 2017, and net income attributable to noncontrolling interests of $818,000 and $1.4 million, for the years ended September 30, 2019 and 2018, respectively, which is pass-through income not subject to income tax at the entity level.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired it is recorded at its fair market value, less estimated costs to sell, at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income. Former bank premises held for sale are also included in other real estate owned, but are not included in the nonperforming asset totals below.

The following table provides information with respect to our nonperforming assets at the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be TDRs. The Bank had 33 TDRs totaling $7.3 million, which were performing according to their terms and on accrual status, as of September 30, 2019.

	At September 30,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans	$5,168	$4,182	$3,823	$3,875	$4,153
Accruing loans past due 90 days or more	12	91	93	22	252
Total nonperforming loans	5,180	4,273	3,916	3,897	4,405
Performing TDRs	7,265	9,145	7,041	7,486	8,090
Real estate owned	–	103	852	519	618
Other nonperforming assets	–	–	–	–	–
Total nonperforming assets	$12,445	$13,521	$11,809	$11,902	$13,113

Total nonperforming loans to total loans	0.63%	0.60%	0.66%	0.74%	0.95%
Total nonperforming loans to total assets	0.42	0.41	0.44	0.49	0.59
Total nonperforming assets to total assets	1.02	1.31	1.33	1.49	1.75

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

At September 30, 2019, the Company held twelve privately-issued CMO and ABS securities with an aggregate amortized cost of $1.1 million and fair value of $1.2 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies. Based on an independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO or ABS portfolios. At September 30, 2018, the Company held fourteen privately-issued CMO and ABS securities with an aggregate carrying value of $1.3 million and fair value of $1.6 million that had been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2019			2018			2017
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$338	3.37%	24.16%	$274	2.94%	27.37%	$252	3.11%	28.92%
Commercial real estate	6,381	63.56	53.17	6,825	73.21	48.15	5,739	70.92	45.95
Multi-family	478	4.76	4.66	195	2.09	4.04	106	1.31	3.55
Construction	421	4.19	2.38	580	6.22	3.96	810	10.01	5.63
Land and land development	209	2.08	1.28	210	2.25	1.47	223	2.76	1.64
Commercial business	1,639	16.32	8.91	1,041	11.17	9.50	839	10.37	8.87
Consumer	574	5.72	5.44	198	2.12	5.51	123	1.52	5.44
Total allowance for loan losses	$10,040	100.00%	100.00%	$9,323	100.00%	100.00%	$8,092	100.00%	100.00%

	At September 30,
	2016			2015
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$335	4.70%	33.91%	$444	6.70%	39.22%
Commercial real estate	5,160	72.46	41.33	4,327	65.32	37.29
Multi-family	109	1.53	3.50	156	2.36	4.67
Construction	845	11.86	5.77	551	8.32	3.59
Land and land development	295	4.14	2.12	369	5.57	2.38
Commercial business	284	3.99	7.98	678	10.24	7.02
Consumer	94	1.32	5.39	99	1.49	5.83
Total allowance for loan losses	$7,122	100.00%	100.00%	$6,624	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses at beginning of period	$9,323	$8,092	$7,122	$6,624	$6,250
Provision for loan losses	1,463	1,353	1,301	637	859
Charge offs:
Residential real estate	21	98	169	207	283
Commercial real estate	574	–	–	–	40
Multi-family	–	–	–	–	–
Construction	–	–	–	–	–
Land and land development	–	–	–	–	–
Commercial business	79	–	200	10	126
Consumer	174	223	116	108	144
Total charge-offs	848	321	485	325	593

Recoveries:
Residential real estate	30	106	71	115	41
Commercial real estate	2	–	10	–	–
Multi-family	–	–	–	–	–
Land and land development	–	–	–	–	–
Construction	–	–	–	–	–
Commercial business	13	12	17	1	1
Consumer	57	81	56	70	66
Total recoveries	102	199	154	186	108
Net charge-offs	746	122	331	139	485

Allowance for loan losses at end of period	$10,040	$9,323	$8,092	$7,122	$6,624

Allowance for loan losses to nonperforming loans	193.82%	218.18%	206.64%	182.76%	150.37%
Allowance for loan losses to total loans outstanding at the end of the period	1.22	1.31	1.36	1.35	1.43
Net charge-offs to average loans outstanding during the period	0.09	0.02	0.06	0.03	0.11

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2019 and 2018 financial information.

	At September 30, 2019		At September 30, 2018
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$(4,945)	(12.43)%	$(1,821)	(4.92)%
200bp	(2,197)	(5.52)	764	2.06
100bp	(993)	(2.50)	410	1.11
Static	-	-	-	-
(100)bp	750	1.89	(415)	(1.12)

At September 30, 2019, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $993,000 or 2.50% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 5.52% and 12.43%, respectively. An immediate and sustained decrease in rates of 1.00% will increase our net interest income by $750,000, or 1.89%, over a one year horizon compared to a flat interest rate scenario.

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to our base case scenario, based on September 30, 2019 and 2018 financial information.

	At September 30, 2019
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$166,249	$(55,015)	(24.86)%	14.99%	(264	)bp
200bp	190,042	(31,222)	(14.11)	16.45	(118	)bp
100bp	206,390	(14,874)	(6.72)	17.14	(49	)bp
Static	221,264	-	-	17.63	-	bp
(100)bp	230,357	9,093	4.11	17.68	5	bp

	At September 30, 2018
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$138,241	$(38,592)	(21.82)%	15.55%	(222)	bp
200bp	162,949	(13,884)	(7.85)	17.68	(9	)bp
100bp	171,236	(5,597)	(3.17)	17.86	9	bp
Static	176,833	-	-	17.77	-	bp
(100)bp	176,695	(138)	(0.08)	17.18	(59	)bp

The previous table indicates that at September 30, 2019, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point increase in prevailing interest rates, and an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. The expected decrease in the Company’s EVE given a larger increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Company’s loan portfolio, which at September 30, 2019 comprised approximately 41.3% of the loan portfolio.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2019, cash and cash equivalents totaled $41.4 million. Securities classified as available-for-sale, amounting to $177.3 million, at September 30, 2019, provide additional sources of liquidity. At September 30, 2019, we had the ability to borrow a total of approximately $254.7 million from the FHLB, of which $222.5 million was borrowed and outstanding. In addition, we had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at September 30, 2019. We also had a second federal funds line of credit facility with another financial institution from which we had the ability to borrow an additional $15 million. The Bank had $4.0 million of outstanding federal funds purchased at September 30, 2019.

At September 30, 2019, the Bank had $147.0 million in commitments to extend credit outstanding, excluding interest rate lock commitments for residential mortgage loans intended for sale in the secondary market that meet the definition of a derivative. Time deposits due within one year of September 30, 2019 totaled $178.4 million, or 72.6% of time deposits. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing time deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2020. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2019, the Company had liquid assets of $6.5 million on a stand-alone, unconsolidated basis.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2019, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement.”

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

For the year ended September 30, 2019, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, as a result of the material weaknesses described below, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In the fourth fiscal quarter of 2019, management identified material weaknesses in internal control related to the design effectiveness of the Company's controls within the mortgage banking segment over the valuation of interest rate lock commitments and loans held for sale, and the accrual of incentive compensation. The material weakness related to the valuation of interest rate lock commitments and loans held for sale occurred due to a failure to design appropriate controls for the evaluation of significant assumptions used in the valuation process. The material weakness related to the accrual of incentive compensation occurred due to a failure to design appropriate controls to ensure that incentive compensation is recognized when earned based on the terms of the employment agreements. When the material weaknesses were identified, management updated its valuation of interest rate lock commitments and loans held for sale resulting in a decrease in the value of certain of these instruments, and recorded previously unrecognized incentive compensation, resulting in a restatement of the financial statements included in the Company's June 30, 2019 Form 10-Q. All necessary adjustments have been recorded as of September 30, 2019 related to the valuation of interest rate lock commitments and loans held for sale, and the accrual of incentive compensation.

As of September 30, 2019, based on management's assessment, the Company's internal control over financial reporting was not effective due to these matters. Management is taking steps to remediate the material weaknesses by evaluating the Company's policies and practices for and resources allocated to the controls over the valuation of interest rate lock commitments and loans held for sale and the review of incentive compensation agreements. Management also intends to provide additional training and improved documentation to support the assumptions utilized in the valuation of interest rate lock commitments and loans held for sale.

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

Management assessed First Savings Financial Group, Inc.’s system of internal control over financial reporting as of September 30, 2019, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that, as of September 30, 2019, its system of internal control over financial reporting is not effective and does not meet the criteria of the “Internal Control Integrated Framework” due to the material weaknesses described above.

(c)	Changes to Internal Control over Financial Reporting

Other than the remediation efforts with respect to the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
3.2	Articles of Amendment to the Articles of Incorporation for the Series A Preferred Stock (2)
3.3	Bylaws of First Savings Financial Group, Inc. (1)
4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
10.1	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Larry W. Myers, dated October 7, 2009* (3)
10.2	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and John P. Lawson, Jr., dated October 7, 2009* (3)
10.3	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Anthony A. Schoen, dated October 7, 2009* (3)
10.4	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (4)
10.5	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (4)
10.6	Agreement and Plan of Reorganization dated July 21, 2017 (2)
10.7	Amended and Restated Director Deferred Compensation Agreement* (1)
10.8	Subordinated Note Purchase Agreement dated September 20, 2018 (5)
21.0	Subsidiaries of the Registrant
23.0	Consent of Monroe Shine & Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-151636), as amended, initially filed with the Securities and Exchange Commission on June 13, 2008.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2011.
(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.
(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2018.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 16, 2019	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer and Director	December 16, 2019
Larry W. Myers	(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	December 16, 2019
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John P. Lawson, Jr.	Chief Operating Officer and Director	December 16, 2019
John P. Lawson, Jr.

/s/ Samuel E. Eckart	Director	December 16, 2019
Samuel E. Eckart

/s/ Steven R. Stemler	Director	December 16, 2019
Steven R. Stemler

/s/ Martin A. Padgett	Director	December 16, 2019
Martin A. Padgett

/s/ Michael F. Ludden	Director	December 16, 2019
Michael F. Ludden

/s/ Douglas A. York	Director	December 16, 2019
Douglas A. York

/s/ L. Chris Fordyce	Director	December 16, 2019
L. Chris Fordyce

/s/ Frank N. Czeschin	Director	December 16, 2019
Frank N. Czeschin

/s/ John E. Colin	Director	December 16, 2019
John E. Colin

/s/ Pamela Bennett-Martin	Director	December 16, 2019
Pamela Bennett-Martin

FIRST SAVINGS FINANCIAL GROUP, INC.

CLARKSVILLE, INDIANA

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED

SEPTEMBER 30, 2019, 2018 AND 2017

FIRST SAVINGS FINANCIAL GROUP, INC.

Management’s Report on Internal Control over Financial Reporting

The management of First Savings Financial Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed First Savings Financial Group, Inc.’s system of internal control over financial reporting as of September 30, 2019, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of September 30, 2019, its system of internal control over financial reporting is not effective under the criteria of the “Internal Control Integrated Framework” because of the following material weaknesses:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified material weaknesses in internal control related to the design effectiveness of the Company's controls within the mortgage banking segment over the valuation of interest rate lock commitments and loans held for sale, and the accrual of incentive compensation. The material weakness related to the valuation of interest rate lock commitments and loans held for sale occurred due to a failure to design appropriate controls for the evaluation of significant assumptions used in the valuation process. The material weakness related to the accrual of incentive compensation occurred due to a failure to design appropriate controls to ensure that incentive compensation is recognized when earned based on the terms of the employment agreements. When the material weaknesses were identified, management updated its valuation of interest rate lock commitments and loans held for sale resulting in a decrease in the value of certain of these instruments, and recorded previously unrecognized incentive compensation, resulting in a restatement of the financial statements included in the Company's June 30, 2019 Form 10-Q. All necessary adjustments have been recorded as of September 30, 2019 related to the valuation of interest rate lock commitments and loans held for sale, and the accrual of incentive compensation.

As of September 30, 2019, based on management's assessment, the Company's internal control over financial reporting was not effective due to these matters. Management is taking steps to remediate the material weaknesses by evaluating the Company's policies and practices for and resources allocated to the controls over the valuation of interest rate lock commitments and loans held for sale and the review of incentive compensation agreements. Management also intends to provide additional training and improved documentation to support the assumptions utilized in the valuation of interest rate lock commitments and loans held for sale.

Monroe Shine & Co., Inc., independent registered public accounting firm, has issued an audit report dated December 16, 2019 expressing an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019.

/s/ Larry W. Myers	/s/ Anthony A. Schoen
Larry W. Myers	Anthony A. Schoen
President and Chief Executive Officer	Chief Financial Officer

December 16, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Savings Financial Group, Inc.

Clarksville, Indiana

Adverse Opinion on Internal Control over Financial Reporting

We have audited First Savings Financial Group, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Management has identified material weaknesses in internal control related to the design effectiveness of the Company's controls within the mortgage banking segment over the valuation of interest rate lock commitments and loans held for sale, and the accrual of incentive compensation. The material weakness related to the valuation of interest rate lock commitments and loans held for sale occurred due to a failure to design appropriate controls for the evaluation of significant assumptions used in the valuation process. The material weakness related to the accrual of incentive compensation occurred due to a failure to design appropriate controls to ensure that incentive compensation is recognized when earned based on the terms of the employment agreements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated December 16, 2019, on those consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of the Company, and our report dated December 16, 2019, expressed an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

New Albany, Indiana

December 16, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Savings Financial Group, Inc.

Clarksville, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Savings Financial Group, Inc. (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 16, 2019 expressed an adverse opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s, or its predecessors’, auditor consecutively since at least 1968.

New Albany, Indiana

December 16, 2019

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 AND 2018

(In thousands, except share and per share data)	2019	2018
ASSETS
Cash and due from banks	$13,008	$14,191
Interest-bearing deposits with banks	28,424	28,083
Total cash and cash equivalents	41,432	42,274

Interest-bearing time deposits	2,265	2,501
Securities available for sale, at fair value	177,302	184,373
Securities held to maturity	2,336	2,607

Loans held for sale, residential mortgage ($80,457 at fair value in 2019; $9,952 at fair value in 2018)	80,457	10,466
Loans held for sale, Small Business Administration	15,613	21,659
Loans, net of allowance for loan losses of $10,040 and $9,323	810,658	704,271

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	13,040	9,621
Premises and equipment	19,238	13,013
Other real estate owned, held for sale	1,893	103
Accrued interest receivable:
Loans	3,329	2,687
Securities	1,712	1,600
Cash surrender value of life insurance	26,546	19,966
Goodwill	9,848	9,848
Core deposit intangibles	1,416	1,727
Other assets	15,494	7,690

Total Assets	$1,222,579	$1,034,406

LIABILITIES
Deposits:
Noninterest-bearing	$173,072	$167,705
Interest-bearing	661,312	643,407
Total deposits	834,384	811,112

Federal funds purchased	4,000	-
Repurchase agreements	-	1,352
Borrowings from Federal Home Loan Bank	222,544	90,000
Other borrowings	19,729	19,661
Accrued interest payable	935	743
Advance payments by borrowers for taxes and insurance	1,906	1,218
Accrued expenses and other liabilities	17,824	10,075
Total Liabilities	1,101,322	934,161

EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,565,606 shares (2,560,907 at September 30, 2018); outstanding 2,350,229 shares (2,292,021 shares at September 30, 2018)	26	26
Additional paid-in capital	27,494	27,630
Retained earnings - substantially restricted	91,228	76,523
Accumulated other comprehensive income	7,296	382
Unearned stock compensation	(446)	(479)
Less treasury stock, at cost - 215,377 shares (268,886 shares at September 30, 2018)	(4,545)	(5,269)
Total First Savings Financial Group, Inc. Stockholders' Equity	121,053	98,813

Noncontrolling interests in subsidiary	204	1,432
Total Equity	121,257	100,245

Total Liabilities and Equity	$1,222,579	$1,034,406

See notes to consolidated financial statements

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2019, 2018 AND 2017

(In thousands, except share and per share data)	2019	2018	2017
INTEREST INCOME
Loans, including fees	$42,697	$34,057	$27,093
Securities:
Taxable	2,769	3,650	3,315
Tax-exempt	4,030	3,551	3,012
Dividend income	643	465	313
Interest-bearing deposits with banks	856	436	184
Total interest income	50,995	42,159	33,917

INTEREST EXPENSE
Deposits	6,944	4,279	2,762
Federal funds purchased	1	-	23
Repurchase agreements	3	3	3
Borrowings from Federal Home Loan Bank	2,681	2,022	1,669
Other borrowings	1,277	33	-
Total interest expense	10,906	6,337	4,457

Net interest income	40,089	35,822	29,460
Provision for loan losses	1,463	1,353	1,301

Net interest income after provision for loan losses	38,626	34,469	28,159

NONINTEREST INCOME
Service charges on deposit accounts	1,957	1,731	1,355
ATM and interchange fees	1,949	1,580	1,348
Net gain (loss) on sales of available for sale securities and time deposits	(74)	99	30
Net unrealized gain on equity securities	5	-	-
Other than temporary impairment loss on securities	-	(95)	-
Net gain on trading account securities	-	43	200
Net gain on sales of loans, Small Business Administration	4,569	5,493	4,204
Mortgage banking income	33,007	2,318	530
Increase in cash surrender value of life insurance	580	430	433
Gain on life insurance	-	-	189
Commission income	324	550	379
Real estate lease income	594	5	-
Net gain (loss) on premises and equipment	(83)	25	38
Income (loss) on tax credit investment	210	585	(226)
Other income	816	531	145
Total noninterest income	43,854	13,295	8,625

NONINTEREST EXPENSE
Compensation and benefits	42,899	19,730	15,089
Occupancy and equipment	6,094	3,629	2,788
Data processing	1,823	2,425	1,357
Advertising	2,752	808	538
Professional fees	2,342	1,786	1,527
FDIC insurance premiums	312	580	490
Net gain on other real estate owned	(57)	(160)	(113)
Other operating expenses	6,225	4,208	3,275
Total noninterest expense	62,390	33,006	24,951
Income before income taxes	20,090	14,758	11,833
Income tax expense	3,095	2,422	2,520
Net Income	16,995	12,336	9,313
Less: net income attributable to noncontrolling interests	818	1,434	-
Net Income Attributable to First Savings Financial Group, Inc.	$16,177	$10,902	$9,313

Net income per share:
Basic	$6.99	$4.83	$4.20
Diluted	$6.82	$4.60	$3.97

Weighted average shares outstanding:
Basic	2,315,697	2,258,020	2,219,088
Diluted	2,372,084	2,372,554	2,346,008

Dividends per share	$0.63	$0.59	$0.55

See notes to consolidated financial statements

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED SEPTEMBER 30, 2019, 2018 AND 2017

(In thousands)	2019	2018	2017
Net Income	$16,995	$12,336	$9,313

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	8,783	(5,649)	(2,743)
Income tax benefit (expense)	(1,912)	1,257	977
Net of tax amount	6,871	(4,392)	(1,766)

Less: reclassification adjustment for realized (gains) losses included in net income	55	(99)	(30)
Income tax expense (benefit)	(12)	26	10
Net of tax amount	43	(73)	(20)

Less: reclassification adjustment for other-than-temporary impairment loss on securities included in net income	-	95	-
Income tax benefit	-	(25)	-
Net of tax amount	-	70	-

Other Comprehensive Income (Loss)	6,914	(4,395)	(1,786)

Comprehensive Income	23,909	7,941	7,527
Less: comprehensive income attributable to noncontrolling interests	818	1,434	-

Comprehensive Income Attributable to First Savings Financial Group, Inc.	$23,091	$6,507	$7,527

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2019, 2018 AND 2017

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total
Balances at October 1, 2016	$25	$27,182	$59,499	$5,944	$-	$(6,070)	$-	$86,580

Net income	-	-	9,313	-	-	-	-	9,313

Other comprehensive loss	-	-	-	(1,786)	-	-	-	(1,786)

Common stock dividends - $0.55 per share	-	-	(1,229)	-	-	-	-	(1,229)

Restricted stock grants - 17,265 shares	-	692	-	-	(692)	-	-	-

Stock compensation expense	-	55	-	-	121	-	-	176

Stock option exercises - 26,858 shares	-	(131)	-	-	-	486	-	355

Purchase of 6,456 treasury shares	-	-	-	-	-	(294)	-	(294)

Balances at September 30, 2017	25	27,798	67,583	4,158	571	5,878	-	93,115

Net income	-	-	10,902	-	-	-	1,434	12,336

Other comprehensive loss	-	-	-	(4,395)	-	-	-	(4,395)

Reclassification from AOCI to retained earnings for change in federal tax rate	-	-	(619)	619	-	-	-	-

Common stock dividends - $0.59 per share	-	-	(1,343)	-	-	-	-	(1,343)

Distributions to noncontrolling interests	-	-	-	-	-	-	(2)	(2)

Restricted stock grants, net of forfeitures - 1,000 shares	1	56	-	-	(57)	-	-	-

Stock compensation expense	-	68	-	-	149	-	-	217

Stock option exercises - 55,296 shares	-	(292)	-	-	-	1,042	-	750

Purchase 6,729 treasury shares	-	-	-	-	-	(433)	-	(433)

Balances at September 30, 2018	26	27,630	76,523	382	479	5,269	1,432	100,245

Net income	-	-	16,177	-	-	-	818	16,995

Other comprehensive income	-	-	-	6,914	-	-	-	6,914

Common stock dividends - $0.63 per share	-	-	(1,472)	-	-	-	-	(1,472)

Distributions to noncontrolling interests	-	-	-	-	-	-	(2,046)	(2,046)

Restricted stock grants, net of forfeitures - 2,299 shares	-	141	-	-	(141)	-	-	-

Stock compensation expense	-	72	-	-	174	-	-	246

Stock option exercises - 66,877 shares	-	(349)	-	-	-	1,297	-	948

Purchase of 10,968 treasury shares	-	-	-	-	-	(573)	-	(573)

Balances at September 30, 2019	$26	$27,494	$91,228	$7,296	$(446)	$(4,545)	$204	$121,257

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2019, 2018 AND 2017

(In thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,995	$12,336	$9,313
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,463	1,353	1,301
Depreciation and amortization	1,684	1,373	1,164
Amortization of premiums and accretion of discounts on securities, net	477	235	702
Decrease in trading account securities	-	7,175	2,080
Amortization and accretion of fair value adjustments on loans, net	(664)	(517)	(10)
Loans originated for sale	(939,608)	(115,065)	(89,738)
Proceeds on sales of loans	904,692	115,980	75,638
Net realized and unrealized gain on loans held for sale	(29,753)	(7,080)	(4,734)
Net realized and unrealized gain on other real estate owned	(78)	(215)	(170)
Net (gain) loss on sales of available for sale securities and time deposits	74	(99)	(30)
Net gain on equity securities	(5)	-	-
Other than temporary impairment loss on securities	-	95	-
Gain on life insurance	-	-	(189)
Increase in cash surrender value of life insurance	(580)	(430)	(433)
Net gain on sale of premises and equipment	(31)	(25)	(38)
(Income) loss on tax credit investment	(210)	(585)	226
Deferred income taxes	507	235	1,836
Stock compensation expense	246	217	176
Increase in accrued interest receivable	(754)	(562)	(592)
Increase in accrued interest payable	192	459	88
Change in other assets and liabilities, net	628	3,085	1,181
Net Cash Provided By (Used In) Operating Activities	(44,725)	17,965	(2,229)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(1,085)	(980)	(455)
Proceeds from sales and maturities of interest-bearing time deposits	838	4,734	1,120
Purchase of securities available for sale	(24,448)	(50,020)	(32,005)
Proceeds from sales of securities available for sale	13,948	58,116	4,255
Proceeds from maturities of securities available for sale	7,710	2,625	3,665
Proceeds from maturities of securities held to maturity	240	227	208
Principal collected on securities	18,180	16,875	17,103
Net increase in loans	(108,847)	(85,798)	(71,583)
Purchase of Federal Reserve Bank stock	(634)	-	-
Proceeds from redemption of Federal Reserve Bank stock	-	21	-
Purchase of Federal Home Loan Bank stock	(2,785)	(2,562)	-
Investment in cash surrender value of life insurance	(6,000)	-	-
Proceeds from life insurance	-	540	-
Investment in historic tax credit entity	-	-	(344)
Proceeds from sale of other real estate owned	178	606	208
Purchase of premises and equipment	(9,496)	(1,594)	(426)
Proceeds from sales of premises and equipment	74	51	19
Net cash received in the acquisition of Dearmin Bancorp and FNBO	-	6,667	-
Net Cash Used In Investing Activities	(112,127)	(50,492)	(78,235)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	23,272	49,965	89,915
Net increase in federal funds purchased	4,000	-	-
Net increase (decrease) in repurchase agreements	(1,352)	4	3
Increase (decrease) in Federal Home Loan Bank line of credit	12,544	(18,065)	(3,568)
Proceeds from Federal Home Loan Bank advances	310,000	224,500	15,000
Repayment of Federal Home Loan Bank advances	(190,000)	(234,500)	(15,000)
Net proceeds from subordinated note	-	19,661	-
Net increase in advance payments by borrowers for taxes and insurance	688	6	198
Proceeds from exercise of stock options	408	362	62
Taxes paid on stock award shares for employees	(32)	(46)	-
Dividends paid on common stock	(1,472)	(1,343)	(1,229)
Distributions to noncontrolling interests	(2,046)	(2)	-
Net Cash Provided By Financing Activities	156,010	40,542	85,381

Net Increase (Decrease) in Cash and Cash Equivalents	(842)	8,015	4,917

Cash and cash equivalents at beginning of year	42,274	34,259	29,342

Cash and Cash Equivalents at End of Year	$41,432	$42,274	$34,259

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

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

SEPTEMBER 30, 2019, 2018 AND 2017

(1 – continued)

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

SEPTEMBER 30, 2019, 2018 AND 2017

(1 – continued)

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

Equity Securities: Equity securities, other than restricted securities such as Federal Reserve Bank (“FRB”) and Federal Home Loan Bank of Indianapolis (“FHLB”) stock, are carried at fair value, with changes in fair value included in earnings. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Dividends received from equity securities, other than restricted securities such as FRB and FHLB stock, are included in other noninterest income.

Investments in non-marketable equity securities such as FRB stock and FHLB stock are carried at cost and are classified as restricted securities. Both cash and stock dividends received from these investments are included in dividend income. Impairment testing on these investments is based on applicable accounting guidance and the cost basis is reduced when impairment is deemed to be other-than-temporary.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(1 – continued)

Loans Held for Sale - continued

The Bank originates loans to customers under the SBA 7(a) and other programs that generally provide for SBA guarantees of 75% to 90% of each loan. The Bank intends to sell the guaranteed portion of the SBA loans. The guaranteed portion of the SBA loans was classified as loans held for sale at September 30, 2019 and 2018. At September 30, 2019 and 2018, SBA loans held for sale totaling $15.6 million and $21.7 million, respectively, were carried at the lower of aggregate cost or fair value. Realized gains and losses on sales of SBA loans held for sale are determined based on the allocation of participating interests sold and retained and are included in net gain on sales of SBA loans in the accompanying consolidated statements of income. Direct loan origination costs and fees related to SBA loans held for sale are deferred upon origination and are recognized as an adjustment to the gain or loss on the date of sale. SBA loans held for sale are sold on a servicing retained basis.

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

When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the servicing right recognized, and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests held by the Company are carried at the lower of cost or fair value, with the exception of mortgage servicing rights related to sales of residential mortgage loans, which are carried at fair value.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(1 – continued)

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

Consumer loans not secured by real estate are typically charged off at 90 days past due, or earlier if deemed uncollectible, unless the loans are in the process of collection. Overdrafts are charged off after 45 days past due. Charge-offs are typically recorded on loans secured by real estate when the property is foreclosed upon when the carrying value of the loan exceeds the property’s fair value, less estimated costs to sell.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(1 – continued)

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

The Company’s historical loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis based on the risks present for each portfolio segment. Management considers changes and trends in the following qualitative loss factors: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in the volume and term of new loan originations; national and local economic trends and conditions; changes in lending policies, procedures and practices; changes in the experience and ability of lending management and other staff; changes in the quality and depth of the Company’s loan review system; trends in collateral valuation in the Company’s lending area; and other factors as determined by management. Each qualitative factor is evaluated and a qualitative factor adjustment is applied to the actual historical loss factors in determining the adjusted loss factors used in management’s allowance for loan losses adequacy calculation.

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

SEPTEMBER 30, 2019, 2018 AND 2017

(1 – continued)

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

Other than the change from a 36-month historical loss period to a 60-month historical loss period in 2017 discussed above, there were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended September 30, 2019, 2018, and 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(1 – continued)

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

SEPTEMBER 30, 2019, 2018 AND 2017

(1 – continued)

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

Other Real Estate Owned

Other real estate owned includes formally foreclosed property, property obtained via a deed in lieu of foreclosure and former banking facilities held for sale. At the time of acquisition, foreclosed real estate is recorded at its fair value, less estimated costs to sell, which becomes the property’s new cost basis. Any write-downs based on the property’s fair value at the date of acquisition are charged to the allowance for loan losses. After acquisition or the decision to classify property as held for sale, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value, less estimated costs to sell. Costs incurred in maintaining other real estate owned and subsequent impairment adjustments to the carrying amount of a property, if any, are included in noninterest expense.

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

SEPTEMBER 30, 2019, 2018 AND 2017

(1 – continued)

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

Stock Based Compensation

The Company has adopted the fair value based method of accounting for stock-based compensation prescribed in FASB ASC 718-20, Compensation – Stock Compensation, for its stock compensation plans.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(1 – continued)

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

Comprehensive Income

Comprehensive income consists of reported net income and other comprehensive income. Other comprehensive income, recognized as a separate component of equity, includes the change in unrealized gains and losses on securities available for sale. Amounts reclassified out of unrealized gains or losses on securities available for sale included in accumulated other comprehensive income or loss are included in the net gain (loss) on sales of available for sale securities and other than temporary impairment loss on securities line items in the consolidated statements of income.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(1 – continued)

Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the balance sheet as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new leases standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Management is evaluating the new guidance and expects to report increased assets and liabilities as a result of recording right-of-use assets and lease liabilities. However, based on current lease obligations, the adoption is expected to increase the Company’s consolidated balance sheets by less than 5% and not have a material impact on the Company’s and the Bank’s regulatory capital ratios.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption. Management expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses through retained earnings as of the beginning of the first reporting period in which the new standard is effective; however, the magnitude of the adjustment is unknown. In planning for the implementation of ASU 2016-13, management is currently evaluating software solutions, data requirements and loss methodologies.

In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(1 – continued)

Recent Accounting Pronouncements – continued

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

SEPTEMBER 30, 2019, 2018 AND 2017

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

Pursuant to the terms of the merger agreement, FNBO stockholders received $265.00 in cash for each share of FNBO common stock for total cash consideration of $10.6 million. Under the acquisition method of accounting, the purchase price is assigned to the assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. In accounting for the acquisition, the excess of cost over the fair value of the acquired net assets of $1.9 million has been recorded as goodwill. Transaction and integration costs related to the acquisition totaling $1.3 million and $166,000 were expensed as incurred during the years ended September 30, 2018 and 2017, respectively. No transaction and integration costs were recognized for the year ended September 30, 2019.

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

SEPTEMBER 30, 2019, 2018 AND 2017

(2 – continued)

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

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but are interest-bearing. The average amount of those reserve balances was approximately $20.3 million, $17.4 million, and $12.9 million for the years ended September 30, 2019, 2018, and 2017, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

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

The following is a summary of the reported net gains on trading account securities for the years ended September 30, 2018 and 2017:

(In thousands)	2018	2017
Net realized gain on sales	$43	$229
Net unrealized loss on securities held as of the balance sheet date	-	(29)
Net gain on trading account securities	$43	$200

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
September 30, 2019:
Securities available for sale:

Agency mortgage-backed	$13,743	$366	$12	$14,097
Agency CMO	8,834	221	7	9,048
Privately-issued CMO	1,242	142	2	1,382
Privately-issued ABS	1,022	156	-	1,178
SBA certificates	1,119	41	6	1,154
Municipal bonds	141,995	8,465	17	150,443

Total securities available for sale	$167,955	$9,391	$44	$177,302

Securities held to maturity:

Agency mortgage-backed	$102	$7	$-	$109
Municipal bonds	2,234	327	-	2,561

Total securities held to maturity	$2,336	$334	$-	$2,670

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

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

The amortized cost and fair value of available for sale and held to maturity debt securities as of September 30, 2019 by contractual maturity are shown below. Expected maturities of mortgage and other asset-backed securities may differ from contractual maturities because the mortgages and other assets underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,676	$2,713	$248	$278
Due after one year through five years	23,170	23,846	1,006	1,139
Due after five years through ten years	28,248	29,955	779	907
Due after ten years	87,901	93,929	201	237
CMO	10,076	10,430	-	-
ABS	1,022	1,178	-	-
SBA certificates	1,119	1,154	-	-
Mortgage-backed securities	13,743	14,097	102	109

	$167,955	$177,302	$2,336	$2,670

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(4 – continued)

Information pertaining to securities with gross unrealized losses at September 30, 2019 and 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

(Dollars in thousands)	Number of Investment Positions	Fair Value	Gross Unrealized Losses
September 30, 2019:
Securities available for sale:
Continuous loss position less than twelve months:

Agency mortgage-backed	3	$1,248	$1
Agency CMO	1	1,962	1
Municipal bonds	3	1,694	16

Total less than twelve months	7	4,904	18

Continuous loss position more than twelve months:

Agency mortgage-backed	2	785	11
Agency CMO	2	956	6
Privately-issued CMO	1	33	2
SBA certificates	1	451	6
Municipal bonds	1	140	1

Total more than twelve months	7	2,365	26

Total securities available for sale	14	$7,269	$44

September 30, 2018:
Securities available for sale:
Continuous loss position less than twelve months:

Agency mortgage-backed	15	$14,814	$313
Agency CMO	4	2,560	54
Municipal bonds	93	44,162	944

Total less than twelve months	112	61,536	1,311

Continuous loss position more than twelve months:

Agency mortgage-backed	11	9,283	333
Agency CMO	9	7,881	259
Privately-issued CMO	1	37	3
SBA certificates	1	617	7
Municipal bonds	8	6,106	401

Total more than twelve months	30	23,924	1,003

Total securities available for sale	142	$85,460	$2,314

At September 30, 2019 and 2018, the Company did not have any securities held to maturity with an unrealized loss.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

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

The total available for sale debt securities in loss positions at September 30, 2019, which consisted of U.S. government agency mortgaged-backed, agency CMOs, privately-issued CMOs, SBA certificates, and municipal bonds, had depreciated approximately 0.60% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 2.20% and a weighted-average coupon rate of 2.93% at September 30, 2019. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At September 30, 2019, the Company held 12 privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate amortized cost of $1.1 million and fair value of $1.2 million that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

At September 30, 2019, one privately-issued CMO was in a loss position and had depreciated approximately 5.71% from the Company’s carrying value and was collateralized by residential mortgage loans. This security had a total fair value of $33,000 and a total unrealized loss of $2,000 at September 30, 2019, and was rated below investment grade by various rating agencies. Based on the independent third party analysis of the expected cash flows, management has determined that the decline in fair value for this security is temporary and, as a result, no other-than-temporary impairment is required to be recognized. While the Company does not anticipate additional credit-related impairment losses at September 30, 2019, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require additional credit-related impairment charges.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(4 – continued)

There were no other-than-temporary write-downs charged to earnings during the fiscal years ended September 30, 2019 and 2017. During the fiscal year ended September 30, 2018, the Company recognized an other-than-temporary write-down charge to earnings of $95,000 representing the total amortized cost of a privately-issued CMO. The security was determined to be other-than-temporarily impaired and the Company does not anticipate recovering its investment in the security.

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

The following is a summary of the reported gross gains and losses on sales of available for sale securities and time deposits for the years ended September 30, 2019, 2018 and 2017:

(In thousands)	2019	2018	2017
Gross realized gains on sales	$68	$119	$96
Gross realized losses on sales	(142)	(20)	(66)
Net realized gain (loss) on sales of available for sale securities and time deposits	$(74)	$99	$30

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at September 30, 2019 and 2018, and may be pledged to secure federal funds borrowings (see Notes 11, 12 and 13).

At September 30, 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S government and its agencies, with an aggregate book value greater than 10% of the Company’s consolidated stockholders’ equity.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2019 and 2018 consisted of the following:

(In thousands)	2019	2018
Real estate mortgage:
1-4 family residential	$198,067	$195,274
Commercial	436,020	343,498
Multifamily residential	38,226	28,814
Residential construction	12,545	19,527
Commercial construction	6,995	8,669
Land and land development	10,536	10,504
Commercial business	73,034	67,786

Consumer:
Home equity	28,651	24,635
Auto	13,347	11,720
Other consumer	2,663	2,918
Total loans	820,084	713,345

Deferred loan origination fees and costs, net	614	249
Allowance for loan losses	(10,040)	(9,323)

Loans, net	$810,658	$704,271

At September 30, 2019 and 2018, the net unamortized premium on loans acquired from other financial institutions was $339,000 and $413,000, respectively.

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

The following is a summary of activity for related party loans for the years ended September 30, 2019 and 2018:

(In thousands)	2019	2018
Beginning balance	$8.231	$10,299
New loans and advances	3.906	2,521
Repayments	(2.875)	(4,515)
Reclassifications due to officer and director changes	(147)	(74)

Ending balance	$9.115	$8,231

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at September 30, 2019 and 2018 were $2.4 million and $2.6 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(5 – continued)

The following table provides the components of the recorded investment in loans as of September 30, 2019:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$198,067	$436,020	$38,226	$19,540	$10,536	$73,034	$44,661	$820,084

Accrued interest receivable	627	1,922	99	117	29	448	87	3,329

Net deferred loan origination fees and costs	(98)	408	(33)	3	(1)	366	(31)	614

Recorded investment in loans	$198,596	$438,350	$38,292	$19,660	$10,564	$73,848	$44,717	$824,027

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,448	$7,647	$-	$-	$-	$105	$234	$12,434

Collectively evaluated for impairment	194,148	430,703	38,292	19,660	10,564	73,743	44,483	811,593

Recorded investment in loans	$198,596	$438,350	$38,292	$19,660	$10,564	$73,848	$44,717	$824,027

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(5 – continued)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2019 and 2018:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
2019:
Individually evaluated for impairment	$10	$512	$-	$-	-	-	$23	$545

Collectively evaluated for impairment	328	5,869	478	421	209	1,639	551	9,495

Ending balance	$338	$6,381	$478	$421	$209	$1,639	$574	$10,040

2018:
Individually evaluated for impairment	$7	$492	$-	$-	$-	$-	$12	$511

Collectively evaluated for impairment	267	6,333	195	580	210	1,041	186	8,812

Ending balance	$274	$6,825	$195	$580	$210	$1,041	$198	$9,323

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(5 – continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended September 30, 2019, 2018, and 2017:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
2019:
Beginning balance	$274	$6,825	$195	$580	$210	$1,041	$198	$9,323
Provisions	55	128	283	(159)	(1)	664	493	1,463
Charge-offs	(21)	(574)	-	-	-	(79)	(174)	(848)
Recoveries	30	2	-	-	-	13	57	102
Ending balance	$338	$6,381	$478	$421	$209	$1,639	$574	$10,040

2018:
Beginning balance	$252	$5,739	$106	$810	$223	$839	$123	$8,092
Provisions	14	1,086	89	(230)	(13)	190	217	1,353
Charge-offs	(98)	-	-	-	-	-	(223)	(321)
Recoveries	106	-	-	-	-	12	81	199
Ending balance	$274	$6,825	$195	$580	$210	$1,041	$198	$9,323

2017:
Beginning balance	$335	$5,160	$109	$845	$295	$284	$94	$7,122
Provisions	15	569	(3)	(35)	(72)	738	89	1,301
Charge-offs	(169)	-	-	-	-	(200)	(116)	(485)
Recoveries	71	10	-	-	-	17	56	154
Ending balance	$252	$5,739	$106	$810	$223	$839	$123	$8,092

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(5 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2019. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended September 30, 2019.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,438	$4,967	$-	$5,037	$115
Commercial real estate	5,401	5,408	-	6,337	305
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	-	-	-	6	-
Commercial business	105	106	-	215	7
Consumer	78	81	-	107	4

	$10,022	$10,562	$-	$11,702	$431

Loans with an allowance recorded:
Residential real estate	$10	$7	$10	$122	$-
Commercial real estate	2,246	2,637	512	2,126	-
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	-	-	-	-	-
Commercial business	-	-	-	28	-
Consumer	156	155	23	157	-

	$2,412	$2,799	$545	$2,433	$-

Total:
Residential real estate	$4,448	$4,974	$10	$5,159	$115
Commercial real estate	7,647	8,045	512	8,463	305
Multifamily	-	-	-	-	-
Construction	-	-	-	-	-
Land and land development	-	-	-	6	-
Commercial business	105	106	-	243	7
Consumer	234	236	23	264	4

	$12,434	$13,361	$545	$14,135	$431

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

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

SEPTEMBER 30, 2019, 2018 AND 2017

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(5 – continued)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2019 and 2018:

	At September 30, 2019			At September 30, 2018
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)
Residential real estate	$2,580	$12	$2,592	$2,711	$91	$2,802
Commercial real estate	2,425	-	2,425	1,284	-	1,284
Multifamily	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Land and land development	-	-	-	27	-	27
Commercial business	-	-	-	-	-	-
Consumer	163	-	163	160	-	160

Total	$5,168	$12	$5,180	$4,182	$91	$4,273

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(5 – continued)

The following table presents the aging of the recorded investment in past due loans at September 30, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential real estate	$1,619	$577	$1,121	$3,317	$195,279	$198,596
Commercial real estate	892	772	1,523	3,187	435,163	438,350
Multifamily	-	-	-	-	38,292	38,292
Construction	-	-	-	-	19,660	19,660
Land and land development	-	-	-	-	10,564	10,564
Commercial business	182	-	-	182	73,666	73,848
Consumer	77	17	19	113	44,604	44,717

Total	$2,770	$1,366	$2,663	$6,799	$817,228	$824,027

The following table presents the aging of the recorded investment in past due loans at September 30, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential real estate	$2,088	$649	$1,202	$3,939	$191,862	$195,801
Commercial real estate	696	-	210	906	344,099	345,005
Multifamily	-	-	-	-	28,865	28,865
Construction	-	-	-	-	28,347	28,347
Land and land development	-	27	-	27	10,497	10,524
Commercial business	7	-	-	7	68,419	68,426
Consumer	43	37	32	112	39,201	39,313

Total	$2,834	$713	$1,444	$4,991	$711,290	$716,281

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)
September 30, 2019:
Pass	$194,591	$424,989	$37,823	$19,660	$10,564	$71,050	$44,618	$803,295
Special Mention	-	904	-	-	-	-	-	904
Substandard	3,946	12,457	469	-	-	2,798	97	19,767
Doubtful	59	-	-	-	-	-	2	61
Loss	-	-	-	-	-	-	-	-

Total	$198,596	$438,350	$38,292	$19,660	$10,564	$73,848	$44,717	$824,027

September 30, 2018:
Pass	$190,647	$338,256	$28,365	$28,347	$10,207	$66,162	$39,246	$701,230
Special Mention	19	-	-	-	290	-	-	309
Substandard	5,061	6,749	500	-	27	2,264	67	14,668
Doubtful	74	-	-	-	-	-	-	74
Loss	-	-	-	-	-	-	-	-

Total	$195,801	$345,005	$28,865	$28,347	$10,524	$68,426	$39,313	$716,281

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(5 – continued)

Troubled Debt Restructurings

The following table summarizes TDRs by accrual status at September 30, 2019 and 2018. There was $5,000 of specific reserve included in the allowance for loan losses related to TDRs at September 30, 2018. There was no specific reserve included in the allowance for loan losses related to TDRs at September 30, 2019.

	Accruing	Nonaccrual	Total
	(In thousands)
September 30, 2019:
Residential real estate	$1,868	$351	$2,219
Commercial real estate	5,222	59	5,281
Commercial business	105	-	105
Consumer	70	-	70

Total	$7,265	$410	$7,675

September 30, 2018:
Residential real estate	$2,396	$21	$2,417
Commercial real estate	6,435	65	6,500
Commercial business	231	-	231
Consumer	83	-	83

Total	$9,145	$86	$9,231

The following table summarizes information in regard to TDRs that were restructured during the years ended September 30, 2018 and 2017. There were no TDRs that were restructured during the year ended September 30, 2019.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(5 – continued)

At September 30, 2019 and 2018, the Company had committed to lend $1,000 and $1,000, respectively, to customers with outstanding loans classified as TDRs.

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate, extension of the maturity date, deferral of the contractual principal and interest payments, and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

There were no principal charge-offs recorded as a result of TDRs during the years ended September 30, 2019, 2018 and 2017. Provisions for loan losses related to TDRs totaled $5,000 for the year ended September 30, 2018. There were no provisions for loan losses related to TDRs for the years ended September 30, 2019 and 2017. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the year ended September 30, 2019, the Company had one TDR that was modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure). The outstanding balance of that TDR was $114,000. During the years ended September 30, 2018, and 2017 the Company did not have any TDRs that were modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure).

SBA Loan Servicing Rights

The Company originates loans to commercial customers under the SBA 7(a) and other programs, and sells the guaranteed portion of the SBA loans with servicing retained. Loan servicing rights on originated SBA loans that have been sold are initially recorded at fair value. Capitalized SBA servicing rights are then amortized in proportion to and over the period of estimated net servicing income. Impairment of SBA servicing rights is assessed using the present value of estimated future cash flows.

The aggregate fair value of SBA loan servicing rights at September 30, 2019 and 2018 approximated its carrying value. A valuation model employed by an independent third party calculates the present value of future cash flows and is used to estimate fair value at the date of sale and on a quarterly basis for impairment analysis purposes. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the SBA loan servicing rights at September 30, 2019 and 2018 were as follows:

	Range of Assumption (Weighted Average)
Assumption	2019	2018
Discount rate	6.82% to 26.61% (11.11)%	10.84% to 23.22% (14.63)%
Prepayment rate	6.80% to 21.17% (14.10)%	4.32% to 14.43% (10.08)%

For purposes of impairment, risk characteristics such as interest rate, loan type, term and investor type are used to stratify the SBA loan servicing rights. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. Changes in the valuation allowance are reported in net gain on sales of loans in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(5 – continued)

The unpaid principal balance of SBA loans serviced for others was $165.0 million and $120.6 million at September 30, 2019 and 2018, respectively. An analysis of loan servicing fees on SBA loans for the years ended September 30, 2019, 2018 and 2017 is as follows:

(In thousands)	2019	2018	2017
Late fees and ancillary fees earned	$41	$17	$47
Net servicing income (costs)	1,245	863	(9)
SBA net servicing fees (costs)	$1,286	$880	$38

Contractually specified late fees and ancillary fees earned on SBA loans are included in interest income on loans in the consolidated statements of income. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the years ended September 30, 2019, 2018 and 2017 is as follows:

(In thousands)	2019	2018	2017
Balance as of October 1	$2,405	$1,389	$310
Servicing rights capitalized	1,334	1,565	1,188
Amortization	(596)	(372)	(109)
Direct write-offs	(142)	-	-
Change in valuation allowance	29	(177)	-
Balance as of September 30	$3,030	$2,405	$1,389

An analysis of the valuation allowance related to SBA loan servicing rights for the years ended September 30, 2019, 2018 and 2017 is as follows:

(In thousands)	2019	2018	2017
Balance as of October 1	$177	$-	$-
Additions charged to earnings	113	177	-
Write-downs charged against allowance	(142)	-	-
Balance as of September 30	$148	$177	$-

Mortgage Servicing Rights (“MSRs”)

The Company originates residential mortgage loans for sale in the secondary market and began retaining servicing for certain of these loans when they are sold in August 2019. MSRs retained for originated loans that have been sold are accounted for at fair value. The fair value of MSRs are determined using the present value of estimated expected net servicing income using assumptions about expected mortgage loan prepayment rates, discount rate, servicing costs, and other economic factors, which are determined based on current market conditions. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future. Changes in fair value of MSRs are recorded in mortgage banking income in the accompanying consolidated statements of income. MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in the credit quality of the underlying portfolio.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(5 – continued)

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the MSRs at September 30, 2019 were as follows:

Assumption	Range of Assumption (Weighted Average)
Discount rate	9.25%
Prepayment rate	4.42% to 72.79% (18.75)%

The unpaid principal balance of residential mortgage loans serviced for others was $91.6 million at September 30, 2019. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $427,000 at September 30, 2019. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees of $30,000 are included in other noninterest income in the consolidated statements of income for the year ended September 30, 2019.

Changes in the carrying value of MSRs accounted for at fair value for the year ended September 30, 2019 were as follows:

(In thousands)	2019
Fair value as of October 1	$-
Servicing rights capitalized	940
Changes in fair value related to:
Loan repayments	(6)
Changes in valuation model inputs or assumptions	-
Fair value as of September 30	$934

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

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

The Bank’s investment in the historic tax credit entity is accounted for using the equity method of accounting. During the years ended September 30, 2019 and 2018, the Bank recognized income related to distributions from the historic tax credit entity of $210,000 and $585,000, respectively. During the year ended September 30, 2017, the Bank recognized impairment losses in noninterest income of $226,000, and recorded historic tax credits of $249,000, as an offset to income tax expense.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(7)       PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at September 30, 2019 and 2018:

(In thousands)	2019	2018
Land and land improvements	$2,816	$4,582
Office buildings	17,575	10,592
Leasehold improvements	61	61
Furniture, fixtures and equipment	6,596	6,100
Construction in progress	1,193	-
	28,241	21,335
Less: accumulated depreciation	(9,003)	(8,322)

Totals	$19,238	$13,013

Depreciation expense recognized for premises and equipment for the years ended September 30, 2019, 2018 and 2017 is as follows:

(In thousands)	2019	2018	2017
Depreciation expense	$1,305	$920	$820

In September 2016, the Bank sold property in conjunction with the sale of a real estate development. The Bank’s property sold in the transaction consisted of a retail branch operated by the Bank and other retail space leased to a third-party tenant. In accordance with the purchase and sale agreement, the Bank executed a lease agreement with the buyer to lease back the portion of the property consisting of the retail branch. The lease has an initial term of 10 years and may be extended for up to six consecutive five-year periods. The Bank is accounting for the leaseback as an operating lease. The total gain realized on the sale of the property was $471,000, with $307,000 attributable to the retail branch property operated by the Bank and $164,000 attributable to the other retail space. The gain on the other retail space has been recognized in noninterest income in the accompanying consolidated statements of income. The gain attributable to the retail branch property has been deferred and will be recognized in income in proportion to the rent charged over the term of the lease. At September 30, 2019 and 2018, the remaining deferred gain of $218,000 and $248,000, respectively, is included in other liabilities in the accompanying consolidated balance sheets. See Note 19 for additional information regarding the Company’s operating leases.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(8)       OTHER REAL ESTATE OWNED

Other real estate owned asset activity was as follows for the years ended September 30, 2019, 2018 and 2017:

(In thousands)	2019	2018	2017
Balance as of October 1	$103	$852	$519
Acquired from FNBO	-	31	-
Transfers from loans to other real estate owned	114	133	703
Transfers from premises and equipment to REO	1,893	-	-
Direct write-downs	-	(63)	(28)
Sales	(217)	(827)	(337)
Other adjustments	-	(23)	(5)
Balance as of September 30	$1,893	$103	$852

At September 30, 2018, the balance of other real estate owned included $103,000 of residential real estate properties where physical possession has been obtained. At September 30, 2019 and 2018, the recorded investment in consumer mortgage loans secured by residential real estate properties where formal foreclosure proceedings are in process was $1.3 million and $1.3 million, respectively.

Net (gain) loss on other real estate owned for the years ended September 30, 2019, 2018 and 2017 was as follows:

(In thousands)	2019	2018	2017
Net gain on sales	$(78)	$(278)	$(198)
Direct write-downs	-	63	28
Operating expenses, net of rental income	21	55	57
	$(57)	$(160)	$(113)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(9)       GOODWILL AND OTHER INTANGIBLES

Goodwill and the core deposit intangibles acquired in the acquisitions of Community First Bank (“Community First”) on September 30, 2009, the First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”) branches on July 6, 2012, and Dearmin/FNBO on February 9, 2018, are evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill or the core deposit intangibles was recognized during 2019, 2018, and 2017.

The changes in the carrying amount of goodwill for the years ended September 30, 2019, 2018 and 2017 are summarized as follows:

(In thousands)	2019	2018	2017
Beginning balance	$9,848	$7,936	$7,936
Acquisition of Dearmin/FNBO	-	1,912	-
Ending balance	$9,848	$9,848	$7,936

The following is a summary of other intangible assets subject to amortization:

(In thousands)	2019	2018
Core deposit intangible acquired in Community First acquisition	$2,741	$2,741
Core deposit intangible acquired in First Federal branch acquisition	566	566
Core deposit intangible acquired in Dearmin/FNBO acquisition	1,487	1,487
Less accumulated amortization	(3,378)	(3,067)
Ending balance	$1,416	$1,727

Amortization expense on intangibles for the years ended September 30, 2019, 2018 and 2017 is summarized as follows:

(In thousands)	2019	2018	2017
Amortization expense	$312	$453	$344

Estimated amortization expense for the core deposit intangibles for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)
2020	$214
2021	214
2022	214
2023	214
2024	163
2025 and thereafter	397
Total	$1,416

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(10)	DEPOSITS

Deposits at September 30, 2019 and 2018 consisted of the following:

(In thousands)	2019	2018
Noninterest-bearing demand deposits	$173,072	$167,705
NOW accounts	173,746	173,543
Money market accounts	121,281	107,124
Savings accounts	120,393	120,995
Retail time deposits	146,227	123,007
Brokered time deposits	99,665	118,738

Total	$834,384	$811,112

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was $22.3 million and $12.9 million at September 30, 2019 and 2018, respectively.

At September 30, 2019, scheduled maturities of time deposits were as follows:

Years ending September 30:	(In thousands)
2020	$178,397
2021	35,969
2022	13,584
2023	8,467
2024	9,475
Total	$245,892

The Bank held deposits for related parties of $9.2 million and $6.9 million at September 30, 2019 and 2018, respectively.

(11)	FEDERAL FUNDS PURCHASED

The Bank has entered into a federal funds purchased line of credit facility with another financial institution that established a line of credit not to exceed the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves. Availability under the line of credit is subject to continued borrower eligibility and expires on June 30, 2020 unless it is extended.  The line of credit is intended to support short-term liquidity needs, and the agreement states that the Bank may borrow under the facility for up to seven consecutive days without pledging collateral to secure the borrowing. At September 30, 2019 and 2018, the Bank had no outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed $15 million. The line of credit is intended to support short-term liquidity needs. At September 30, 2019, the Bank had $4.0 million outstanding federal funds purchased under the facility. At September 30, 2018, the Bank had no outstanding federal funds purchased under the facility.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(12)	REPURCHASE AGREEMENTS

Repurchase agreements include retail repurchase agreements representing overnight borrowings from deposit customers.

There we no repurchase agreements outstanding as of September 30, 2019. Repurchase agreements at September 30, 2018 are summarized as follows:

	2018
(Dollars in thousands)	Weighted Average Rate	Amount
Retail repurchase agreements	0.25%	$1,352

Information concerning borrowings under retail repurchase agreements as of and for the years ended September 30, 2019, 2018 and 2017 is summarized as follows:

(Dollars in thousands)	2019	2018	2017
Weighted average interest rate during the year	0.25%	0.25%	0.25%
Average balance during the year	$1,075	$1,350	$1,346
Maximum month-end balance during the year	1,354	1,352	1,348

Available for sale securities underlying the repurchase agreements had a fair value of $1.6 million at September 30, 2018. There were no available for sale securities underlying the repurchase agreements at September 30, 2019.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(13)	BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2019 and 2018 borrowings from the FHLB were as follows:

	2019		2018
(Dollars in thousands)	Weighted Average Rate	Amount	Weighted Average Rate	Amount
Advances maturing in:
2019	-%	$-	1.57%	$15,000
2020	1.88	40,000	1.86	25,000
2021	2.12	30,000	1.87	10,000
2022	2.01	10,000	2.01	10,000
2023	-	-	-	-
2024 and beyond	1.34	130,000	1.26	30,000

Total advances		210,000		90,000

Line of credit balance	2.33	12,544	2.01	-

Total borrowings from FHLB		$222,544		$90,000

The Bank entered into an Advances, Pledge and Security Agreement with the FHLB, allowing the Bank to initiate advances from the FHLB. The advances are secured under a blanket collateral agreement. At September 30, 2019, the eligible blanket collateral included residential mortgage loans with a carrying value of $194.8 million, commercial real estate loans with a carrying value of $314.0 million and available for sale securities with a fair value of $10.7 million.

On August 14, 2018, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $30.0 million secured under the blanket collateral agreement. This agreement expires on August 14, 2020. At September 30, 2019, there was $12.5 million outstanding under this agreement.

On June 19, 2014, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $3.3 million secured under the blanket collateral agreement. The agreement had an initial expiration date of July 1, 2015 and is automatically extended for one additional year for successive one-year periods, not to extend beyond July 1, 2034. This agreement was extended in June 2018, lowering the amount to $2.3 million, and now expires on June 30, 2020. At September 30, 2019, there was no outstanding balance under this agreement.

On May 31, 2017, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $2.2 million. The agreement had an initial expiration date of May 31, 2018 and is automatically extended for one additional year for successive one-year periods, not to extend beyond June 1, 2037. At September 30, 2019, there was no outstanding balance under this agreement.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(14)	OTHER BORROWINGS

On September 20, 2018, the Company entered into a subordinated note purchase agreement in the principal amount of $20 million. The subordinated note initially bears a fixed interest rate of 6.02% per year through September 30, 2023, and thereafter a floating rate, reset quarterly, equal to the three-month LIBOR rate plus 310 basis points. All interest is payable quarterly and the subordinated note is scheduled to mature on September 30, 2028. The subordinated note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after September 30, 2023. The subordinated note is intended to qualify as Tier 2 capital for the Company under regulatory guidelines. The subordinated note is presented net of unamortized debt issuance costs of $271,000 and $339,000 at September 30, 2019 and 2018, respectively, in the accompanying consolidated balance sheet. The debt issuance costs are being amortized over five years, which represents the period from issuance to the first redemption date of September 30, 2023.

Interest expense recognized on other borrowings for the years ended September 30, 2019, 2018 and 2017 is as follows:

(In thousands)	2019	2018	2017
Subordinated note	$1,277	$33	$-

Interest expense on other borrowings	$1,277	$33	$-

(15)	DEFERRED COMPENSATION PLANS

The Bank has deferred compensation agreements with former and current officers. The agreements provide for the payment of specific benefits following retirement. The balance of the accrued benefit for these agreements was $211,000 and $132,000 at September 30, 2019 and 2018, respectively.

Deferred compensation expense for the years ended September 30, 2019, 2018 and 2017 is as follows:

(In thousands)	2019	2018	2017
Deferred compensation expense	$80	$51	$80

The Company has a directors’ deferred compensation plan whereby a director, at his or her election on an annual basis, may defer all or a portion of the director fees into an account with the Company. The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%. The deferral period extends until separation from service by the director. The benefits under the plan are payable in a lump sum or in monthly installments over a period of up to ten years following the separation from service; however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death. The balance of the accrued benefit for the director plan was $1.4 million at September 30, 2019 and 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(15 – continued)

Deferred directors’ fees expense for the years ended September 30, 2019, 2018 and 2017 is as follows:

(In thousands)	2019	2018	2017
Deferred directors’ fee expense	$263	$224	$194

(16)	BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k).

Company contributions to the plan for the years ended September 30, 2019, 2018 and 2017 is as follows:

(In thousands)	2019	2018	2017
Company contributions to the plan	$762	$576	$493

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

There was no compensation expense recognized for the years ended September 30, 2019, 2018 and 2017.

The employer loan was fully repaid in December 2015 and all shares of Company stock were allocated to participant accounts as of September 30, 2016. The ESOP trust held 136,219 and 151,999 shares of Company common stock allocated to participant accounts at September 30, 2019 and 2018, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(17)	STOCK-BASED COMPENSATION PLANS

The Company maintains two equity incentive plans under which stock options and restricted stock have or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”) approved by the Company’s shareholders in February 2010 and the 2016 Equity Incentive Plan (“2016 Plan”) approved by the Company’s shareholders in February 2016. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At September 30, 2019, 8,658 shares of the Company’s common stock were available for issuance under the 2010 Plan as stock options and 11,991 shares of the Company’s common stock were available for issuance under the 2016 Plan, consisting of 10,555 stock options and 1,436 shares of restricted stock. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

Stock based compensation expense related to stock options and restricted stock for the years ended September 30, 2019, 2018 and 2017 is as follows:

(In thousands)	2019	2018	2017
Stock option expense	$72	$68	$55
Restricted stock expense	173	148	121

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

The fair value of options granted during the years ended September 30, 2019, 2018 and 2017 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5 years
Weighted average fair value at grant date	$6.13

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(17 – continued)

A summary of stock option activity as of September 30, 2019, and changes during the year then ended is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	150,033	$24.88
Granted	2,400	59.23
Exercised	(66,877)	14.21
Forfeited or expired	(750)	40.09
Outstanding at end of year	84,806	$34.13	5.2	$2,495,000
Vested and expected to vest	84,806	$34.13	5.2	$2,495,000
Exercisable at end of year	46,439	$24.97	3.3	$1,782,000

The intrinsic value of stock options exercised during the years ended September 30, 2019, 2018 and 2017 was $2.6 million, $2.8 million and $860,000, respectively. At September 30, 2019, there was $174,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 2.53 years. Cash received from the exercise of stock options and the tax benefit from the exercise of stock options were $408,000 and $237,000, respectively, for the year ended September 30, 2019.

Restricted Stock:

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period.

A summary of the Company’s nonvested restricted shares activity as of September 30, 2019 and changes during the year then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2018	14,812	$41.20
Granted	2,500	$59.23
Vested	(3,653)	$40.99
Forfeited	(201)	$40.09
Nonvested at September 30, 2019	13,458	$44.62

There were 3,653 and 3,453 restricted shares vested during the years ended September 30, 2019 and 2018, respectively. There were no restricted shares vested during the year ended September 30, 2017. The total fair value of restricted shares that vested during the years ended September 30, 2019 and 2018 was $216,000 and $195,000, respectively. At September 30, 2019, there was $446,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 2.77 years.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(18)	INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns. The components of consolidated income tax expense were as follows for the years ended September 30, 2019, 2018 and 2017:

(In thousands)	2019	2018	2017
Current	$2,493	$1,753	$683
Valuation allowance	166	102	76
Deferred	436	567	1,761
Income tax expense	$3,095	$2,422	$2,520

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the year ended September 30, 2019, blended federal statutory rate of 24.5% for the year ended September 30, 2018 and the federal statutory rate of 34% for the year ended September 30, 2017 follows:

(In thousands)	2019	2018	2017
Provision at federal statutory rate	$4,219	$3,616	$4,023
State income tax-net of federal tax benefit	327	110	234
Federal tax rate change – 2017 Tax Cut and Jobs Act	-	(145)	-
Tax-exempt interest income	(890)	(917)	(1,082)
Bank owned life insurance	(111)	(104)	(210)
Captive insurance net premiums	(223)	(208)	(275)
Increase in deferred tax valuation allowance	166	102	76
Historic tax credit	-	-	(249)
Other	(393)	(32)	3
Income tax expense	$3,095	$2,422	$2,520

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(18 – continued)

Significant components of deferred tax assets and liabilities at September 30, 2019 and 2018 are as follows:

(In thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$1,681	$1,763
Deferred compensation plans	391	371
Equity incentive plans	48	55
Other-than-temporary impairment loss on available for sale securities	27	27
Valuation allowance on other real estate owned	-	67
Interest on nonaccrual loans	111	105
Loss on tax credit investment	1,418	1,342
Deferred loan fees and costs, net	138	158
Investment in subsidiary	493	179
Other	65	132
Gross deferred tax assets	4,372	4,199
Valuation allowance	(1,412)	(1,342)
Net deferred tax assets	2,960	2,857

Deferred tax liabilities:
Unrealized gain on securities available for sale	(2,017)	(92)
Accumulated depreciation	(690)	(519)
Installment sale	(314)	(313)
Acquisition purchase accounting adjustments	(777)	(735)
Mortgage servicing rights	(223)	-
FHLB stock dividends	(84)	(84)
Prepaid expenses	(515)	(337)
Other	(107)	(113)
Deferred tax liabilities	(4,727)	(2,193)

Net deferred tax asset (liability)	$(1,767)	$664

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(18 – continued)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Among other things, the Tax Act reduced the Company’s corporate federal tax rate from 34% to 21% effective January 1, 2018. The Company files federal income tax returns on a September 30 fiscal year basis, so in accordance with Internal Revenue Code regulations, the Company’s federal income tax rate for the year ended September 30, 2018 is based on a blended rate of 24.5%. As a result of the Tax Act, the Company was required to re-measure, through income tax expense, deferred tax assets and liabilities using the enacted rate at which the Company expects them to be recovered or settled. The re-measurement of the net deferred tax liability resulted in an income tax benefit of approximately $145,000 for the year ended September 30, 2018.

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

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at September 30, 2019, except for a valuation allowance of $1.4 million on the net deferred tax asset related to losses on a historic tax credit investment totaling $6.3 million. In assessing the need for a valuation allowance for the deferred tax assets for the historic tax credit investment, the Company considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets related to the investment. Because of the tax nature of the loss to be recognized when the investment is ultimately sold (which for tax purposes will give rise to a capital loss for the historic tax credit investment), the Company may not be able to generate capital gains in the future to be able to utilize the capital losses from the investment. Therefore, the Company’s assessment of the deferred tax asset warrants the need for a valuation allowance.

At September 30, 2019 and 2018, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ending on or after September 30, 2015 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(18 – continued)

Retained earnings of the Bank at September 30, 2019 and 2018 include approximately $4.6 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of September 30, 1988 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on these amounts was approximately $957,000 at September 30, 2019 and 2018.

(19)	OPERATING LEASES

Lessee

The Bank and Q2 rent office space and equipment under operating lease agreements that expire at different dates through August 2028. The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2019:

Years ending September 30:	(In thousands)
2020	$994
2021	609
2022	426
2023	310
2024	203
2025 and thereafter	590
Total	$3,132

Rent expense under operating leases for the years ended September 30, 2019, 2018 and 2017 is as follows:

(In thousands)	2019	2018	2017
Rent expense	$1,206	$462	$278

Lessor

The Bank leases commercial office space to tenants under noncancelable operating leases with terms of three to ten years. The following is a schedule by years of future minimum lease payments with initial or remaining terms in excess of one year as of September 30, 2019:

Years ending September 30:	(In thousands)
2020	$499
2021	165
2022	87
2023	41
2024	7
2025 and thereafter	-
Total	$799

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(20)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. Commitments under outstanding standby letters of credit totaled $5.0 million and $5.4 million at September 30, 2019 and 2018, respectively.

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

The Bank has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2019 or 2018.

The following is a summary of the commitments to extend credit at September 30, 2019 and 2018. Interest rate lock commitments that meet the definition of a derivative are excluded from these totals.

(In thousands)	2019	2018
Loan commitments:
Fixed rate	$28,079	$14,578
Adjustable rate	22,546	22,811

Guarantees of third-party revolving credit	157	157
Undisbursed portion of home equity lines of credit	32,269	30,629
Undisbursed portion of commercial and personal lines of credit	35,718	35,637
Undisbursed portion of construction loans in process	23,182	22,429
Total commitments to extend credit	$141,951	$126,241

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(21)	DERIVATIVE FINANCIAL INSTRUMENTS

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

The table below provides information on the Company’s derivative financial instruments as of September 30, 2019 and 2018.

September 30, 2019: (In thousands)	Notional Amount	Asset Derivatives	Liability Derivatives
Interest rate lock commitments	$258,545	$3,269	$-
Forward mortgage loan sale contracts	203,250	130	329

	$461,795	$3,399	$329

September 30, 2018: (In thousands)	Notional Amount	Asset Derivatives	Liability Derivatives
Interest rate lock commitments	$16,634	$380	$-
Forward mortgage loan sale contracts	13,750	41	-

	$30,384	$421	$-

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the years ended September 30, 2019, 2018 and 2017, is as follows:

(In thousands)	2019	2018	2017
Interest rate lock commitments	$2,889	$380	$-
Forward mortgage loan sale contracts	(3,462)	37	-

	$(573)	$417	$-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(22)	FAIR VALUE MEASUREMENTS

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(22 – continued)

The table below presents the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2019.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2019:
Assets Measured – Recurring Basis
Securities available for sale:
Agency mortgage-backed	$-	$14,097	$-	$14,097
Agency CMO	-	9,048	-	9,048
Privately-issued CMO	-	1,382	-	1,382
Privately-issued ABS	-	1,178	-	1,178
SBA certificates	-	1,154	-	1,154
Municipal bonds	-	150,443	-	150,443
Total securities available for sale	$-	$177,302	$-	$177,302

Residential mortgage loans held for sale – fair value option elected	$-	$80,457	$-	$80,457

Derivative assets (included in other assets)	$-	$130	$3,269	$3,399
Equity securities (included in other assets)	$85	$-	$-	$85
Mortgage servicing rights (included in other assets)	$-	$-	$934	$934
Liabilities Measured – Recurring Basis
Derivative liabilities (included in other liabilities)	$-	$329	$-	$329

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$4,438	$4,438
Commercial real estate	-	-	7,135	7,135
Commercial business	-	-	105	105
Consumer	-	-	211	211
Total impaired loans	$-	$-	$11,889	$11,889

SBA loans held for sale	$-	$15,613	$-	$15,613

SBA loan servicing rights	$-	$-	$3,030	$3,030

Other real estate owned, held for sale:
Former bank premises	$-	$-	$1,893	$1,893
Total other real estate owned	$-	$-	$1,893	$1,893

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(22 – continued)

The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2018. The Company had no liabilities measured at fair value as of September 30, 2018.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2018:
Assets Measured – Recurring Basis
Securities available for sale:
Agency mortgage-backed	$-	$31,130	$-	$31,130
Agency CMO	-	10,441	-	10,441
Privately-issued CMO	-	1,579	-	1,579
Privately-issued ABS	-	1,884	-	1,884
SBA certificates	-	1,351	-	1,351
Municipal bonds	-	137,988	-	137,988
Total securities available for sale	$-	$184,373	$-	$184,373

Residential mortgage loans held for sale – fair value option elected	$-	$9,952	$-	$9,952

Derivative assets (included in other assets)	$-	$41	$380	$421

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$5,100	$5,100
Commercial real estate	-	-	7,227	7,227
Land and land development	-	-	27	27
Commercial business	-	-	231	231
Consumer	-	-	231	231
Total impaired loans	$-	$-	$12,816	$12,816

Residential mortgage loans held for sale – fair value option not elected	$-	$514	$-	$514

SBA loans held for sale	$-	$21,659	$-	$21,659

SBA loan servicing rights	$-	$-	$2,405	$2,405

Other real estate owned, held for sale:
Residential real estate	$-	$-	$103	$103
Total other real estate owned	$-	$-	$103	$103

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(22 – continued)

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

Securities Available for Sale and Equity Securities. Securities classified as available for sale and equity securities are reported at fair value on a recurring basis.  These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. If quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service.  These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. For securities where quoted market prices, market prices of similar securities or prices from an independent third party pricing service are not available, fair values are calculated using discounted cash flows or other market indicators and are classified within Level 3 of the fair value hierarchy. Changes in fair value of equity securities are reported in noninterest income. Changes in fair value of securities available for sale are recorded in other comprehensive income, net of income tax effect.

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

SBA Loans Held for Sale. SBA loans held for sale are carried at the lower of cost or market value. The fair value of SBA loans held for sale is obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and is classified as Level 2 in the fair value hierarchy.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(22 – continued)

The table below presents a reconciliation of derivative assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2019, 2018 and 2017:

(In thousands)	2019	2018	2017
Beginning balance	$380	$-	$-
Unrealized gains recognized in earnings, net of settlements	2,889	380	-

Ending balance	$3,269	$380	$-

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Gains recognized in earnings for the years ended September 30, 2019 and 2018 attributable to Level 3 derivative assets held at the balance sheet date were $3.3 million and $380,000, respectively.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of September 30, 2019 and 2018.

Financial Instrument	Significant Unobservable Inputs	2019 Range of Inputs	2018 Range of Inputs
Interest rate lock commitments	Pull-through rate	55% - 100%	72% - 95%
	Direct costs to close	1%	1% - 3%

Mortgage Servicing Rights. The current market for MSRs is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses a discounted cash flow valuation model from an independent third party to determine the fair value of MSRs. The discounted cash flow model approach consists of projecting expected servicing cash flows and calculating the present value. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds, discount rates and loan servicing costs. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy.

The table below presents a reconciliation of MSRs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended September 30, 2019:

(In thousands)	2019
Beginning balance	$-
Issuances (loans sold with servicing retained)	940
Net settlements	(6)
Unrealized gains (losses) included in earnings	-

Ending balance	$934

Changes in the fair value of MSRs are included in mortgage banking income in the accompanying consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(22 – continued)

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of MSRs measured at fair value on a recurring basis as of September 30, 2019.

Financial Instrument	Significant Unobservable Inputs	2019 Range of Inputs
MSRs	Discount rate	9.25%
	Prepayment rate	4.42% - 72.79%

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At September 30, 2019 and 2018, all impaired loans were considered to be collateral-dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At September 30, 2019 and 2018, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 75.0% and estimated costs to sell the collateral ranging from 0.0% to 12.0%.

Provisions for loan losses recognized for impaired loans for the years ended September 30, 2019, 2018 and 2017 is as follows:

(In thousands)	2019	2018	2017
Provision for loan losses recognized	$860	$573	$182

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(22 – continued)

SBA Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At September 30, 2019, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 6.82% to 26.61% with a weighted average of 11.11% and prepayment speed assumptions ranging from 6.80% to 21.17% with a weighted average rate of 14.10%. At September 30, 2018, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 10.84% to 23.22% with a weighted average of 14.63% and prepayment speed assumptions ranging from 4.32% to 14.43% with a weighted average rate of 10.08%. Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount.

Impairment charges to write down SBA loan servicing rights to fair value for the years ended September 30, 2019, 2018 and 2017 is as follows:

(In thousands)	2019	2018	2017
Charges to write down SBA loan servicing rights	$113	$177	$-

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At September 30, 2019, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 0.0% to 15.0% with a weighted average of 10.5%. At September 30, 2018, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 100.0% with a weighted average of 48.9%.

Charges to write down other real estate owned to fair value for the years ended September 30, 2019, 2018 and 2017 is as follows:

(In thousands)	2019	2018	2017
Charges to write down other real estate owned	$-	$63	$28

Transfers between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended September 30, 2019 and 2018. There were no transfers into or out of Level 3 financial assets or liabilities for the years ended September 30, 2019 and 2018. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2019 and 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(22 – continued)

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition of an eligible financial asset or financial liability, and may not be revoked once made.

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale effective July 1, 2018, including all loans originated by the newly formed wholesale lending division. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status as of September 30, 2019 and 2018.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of September 30, 2019 and 2018.

September 30, 2019: (In thousands)	Aggregate Fair Value	Aggregate Principal Balance	Difference
Residential mortgage loans held for sale	$80,457	$77,787	$2,670

(September 30, 2018: In thousands)	Aggregate Fair Value	Aggregate Principal Balance	Difference
Residential mortgage loans held for sale	$9,952	$9,695	$257

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the years ended September 30, 2019, 2018 and 2017:

(In thousands)	2019	2018	2017
Gains – included in mortgage banking income	$2,492	$257	$-
Interest income	1,516	376	-

	$4,008	$633	$-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(22 – continued)

Fair Value of Financial Instruments

The following tables summarize the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and 2018.

	Carrying	Fair Value Measurements Using:
(In thousands)	Amount	Level 1	Level 2	Level 3
September 30, 2019:
Financial assets:
Cash and due from banks	$13,008	$13,008	$-	$-
Interest-bearing deposits with banks	28,424	28,424	-	-
Interest-bearing time deposits	2,265	-	2,265	-
Securities available for sale	177,302	-	177,302	-
Securities held to maturity	2,336	-	2,670	-
Residential mortgage loans held for sale	80,457	-	80,457	-
SBA loans held for sale	15,613	-	17,040	-
Loans, net	810,658	-	-	841,646
FRB and FHLB stock	13,040	N/A	N/A	N/A
Accrued interest receivable	5,041	-	5,041	-
SBA loan servicing rights (included in other assets)	3,030	-	-	3,030
Residential mortgage loan servicing rights (included in other assets)	934	-	-	934
Derivative assets (included in other assets)	3,399	-	130	3,269
Equity securities (included in other assets)	85	85	-	-

Financial liabilities:
Deposits	834,384	-	-	835,483
Federal funds purchased	4,000	-	4,000	-
Borrowings from FHLB	222,544	-	222,432	-
Subordinated note	19,729	-	21,143	-
Accrued interest payable	935	-	935	-
Advance payments by borrowers for taxes and insurance	1,906	-	1,906	-
Derivative liabilities (included in other liabilities)	329	-	329	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(22 – continued)

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

The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. The contracted or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 20, and the fair value of these instruments is considered immaterial.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(23)	CAPITAL REQUIREMENTS AND RESTRICTION ON DIVIDENDS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer was 1.875% for 2018 and is 2.50% for 2019. Management believes that the Bank met all capital adequacy requirements to which it was subject as of September 30, 2019 and 2018.

As of September 30, 2019, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(23 – continued)

The Company is not subject to the FRB’s consolidated capital requirements because it has less than $3 billion in total consolidated assets. However, management has elected to disclose the Company’s capital amounts and ratios in addition to Bank’s required disclosures in the table below. No amount was deducted from capital for interest-rate risk in either year.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Total capital (to risk-weighted assets):
Consolidated	$130,700	13.85%	$75,474	8.00%	N/A	N/A
Bank	121,160	12.88%	75,249	8.00%	$94,061	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$100,931	10.70%	$56,606	6.00%	N/A	N/A
Bank	111,120	11.81%	56,437	6.00%	$75,249	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$100,931	10.70%	$42,454	4.50%	N/A	N/A
Bank	111,120	11.81%	42,327	4.50%	$61,140	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$100,931	8.39%	$48,142	4.00%	N/A	N/A
Bank	111,120	9.34%	47,564	4.00%	$59,455	5.00%

As of September 30, 2018:

Total capital (to risk-weighted assets):
Consolidated	$114,911	14.50%	$63,402	8.00%	N/A	N/A
Bank	102,281	12.92%	63,312	8.00%	$79,140	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$85,927	10.84%	$47,551	6.00%	N/A	N/A
Bank	92,958	11.75%	47,484	6.00%	$63,312	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$85,927	10.84%	$35,663	4.50%	N/A	N/A
Bank	92,958	11.75%	35,613	4.50%	$51,441	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$85,927	8.39%	$40,982	4.00%	N/A	N/A
Bank	92,958	9.10%	40,840	4.00%	$51,050	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(23 – continued)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(24)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended September 30, 2019, 2018 and 2017.

	Years Ended September 30,
(In thousands, except share and per share data)	2019	2018	2017
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$16,177	$10,902	$9,313

Shares:
Weighted average common shares outstanding, basic	2,315,697	2,258,020	2,219,088

Net income per common share, basic	$6.99	$4.83	$4.20

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$16,177	$10,902	$9,313

Shares:
Weighted average common shares outstanding, basic	2,315,697	2,258,020	2,219,088
Add: Dilutive effect of outstanding options	50,623	107,274	123,557
Add: Dilutive effect of restricted stock	5,764	7,260	3,363
Weighted average common shares outstanding, as adjusted	2,372,084	2,372,554	2,346,008

Net income per common share, diluted	$6.82	$4.60	$3.97

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the years ended September 30, 2019, 2018 and 2017. Stock options for 7,200 and 4,800 shares of common stock were excluded from the calculation of diluted net income per common share for the years ended September 30, 2019 and 2018, respectively, because their effect was antidilutive. No stock options were excluded from the calculation of diluted net income per common share for the year ended September 30, 2017.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(25)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets

	As of September 30,
(In thousands)	2019	2018
Assets:
Cash and due from banks	$6,474	$10,170
Other assets	816	928
Investment in subsidiaries	133,760	108,007
	$141,050	$119,105

Liabilities and Equity:
Subordinated note	$19,729	$19,661
Accrued interest payable	-	33
Accrued expenses	268	598
Stockholders' equity	121,053	98,813
	$141,050	$119,105

Statements of Income

	Years Ended September 30,
(In thousands)	2019	2018	2017
Dividend income from subsidiaries	$750	$9,875	$1,850
Interest expense	(1,277)	(33)	-
Other operating expenses	(882)	(921)	(778)

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(1,409)	8,921	1,072

Income tax benefit	747	408	239

Income (loss) before equity in undistributed net income of subsidiaries	(662)	9,329	1,311

Equity in undistributed net income of subsidiaries	16,839	1,573	8,002

Net income	$16,177	$10,902	$9,313

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(25 – continued)

Statements of Cash Flows

	Years Ended September 30,
(In thousands)	2019	2018	2017
Operating Activities:
Net income	$16,177	$10,902	$9,313
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(16,839)	(1,573)	(8,002)
Stock compensation expense	246	217	176
Net change in other assets and liabilities	(184)	(162)	131
Net cash provided by (used in) operating activities	(600)	9,384	1,618

Investing Activities:
Acquisition of Dearmin	-	(9,148)	-
Investment in bank subsidiary	(2,000)	(10,000)	-
Investment in interest-bearing time deposits	-	-	(10)
Proceeds from maturities of interest-bearing time deposits	-	10	-
Net cash used in investing activities	(2,000)	(19,138)	(10)

Financing Activities:
Net proceeds from subordinated note	-	19,661	-
Exercise of stock options	408	362	62
Tax paid on stock award shares for employees	(32)	(46)	-
Dividends paid	(1,472)	(1,343)	(1,229)
Net cash provided by (used in) financing activities	(1,096)	18,634	(1,167)

Net increase (decrease) in cash and due from banks	(3,696)	8,880	441
Cash and due from banks at beginning of year	10,170	1,290	849

Cash and due from banks at end of year	$6,474	$10,170	$1,290

(26)	CONCENTRATION OF CREDIT RISK

At September 30, 2019 and 2018, the Bank had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $8.8 million and $9.6 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(27)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended September 30,
(In thousands)	2019	2018	2017
Cash payments for:
Interest	$10,729	$5,873	$4,400
Income taxes (net of refunds received)	1,572	1,759	(598)

Non-cash activities:
Transfers to loans held for sale from loans	-	-	(854)
Transfers from loans to other real estate owned	114	133	703
Proceeds from sales of other real estate owned financed through loans	112	453	189
Cashless exercise of stock options	542	387	294
Transfers from premises and equipment to other real estate owned	1,893	-	-

(28)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
September 30, 2019:
Interest income	$11,801	$12,307	$13,058	$13,829
Interest expense	2,225	2,446	3,166	3,069
Net interest income	9,576	9,861	9,892	10,760
Provision for loan losses	315	340	337	471
Net interest income after provision for loan losses	9,261	9,521	9,555	10,289
Noninterest income	5,781	7,089	12,644	18,340
Noninterest expenses	11,416	12,880	16,488	21,606
Income before income taxes	3,626	3,730	5,711	7,023
Income tax expense	522	466	748	1,359

Net income	3,104	3,264	4,963	5,664
Net income (loss) attributable to noncontrolling interest in subsidiary	173	(269)	571	343

Net income attributable to First Savings Financial Group, Inc.	$2,931	$3,533	$4,392	$5,321

Net income per common share, basic	$1.28	$1.53	$1.88	$2.28

Net income per common share, diluted	$1.24	$1.50	$1.85	$2.24

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(28 – continued)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
September 30, 2018:
Interest income	$9,426	$10,146	$11,206	$11,381
Interest expense	1,373	1,423	1,699	1,842
Net interest income	8,053	8,723	9,507	9,539
Provision for loan losses	462	371	266	254
Net interest income after provision for loan losses	7,591	8,352	9,241	9,285
Noninterest income	2,906	2,567	3,254	4,568
Noninterest expenses	6,382	8,359	8,122	10,143
Income before income taxes	4,115	2,560	4,373	3,710
Income tax expense	622	338	696	766

Net income	3,493	2,222	3,677	2,944
Net income attributable to noncontrolling interest in subsidiary	87	576	571	200
Net income attributable to First Savings Financial Group, Inc.	$3,406	$1,646	$3,106	$2,744

Net income per common share, basic	$1.53	$0.73	$1.37	$1.20

Net income per common share, diluted	$1.44	$0.69	$1.31	$1.15

September 30, 2017:
Interest income	$8,011	$8,219	$8,664	$9,023
Interest expense	1,022	1,032	1,132	1,271
Net interest income	6,989	7,187	7,532	7,752
Provision for loan losses	306	375	321	299
Net interest income after provision for loan losses	6,683	6,812	7,211	7,453
Noninterest income	1,875	1,861	2,123	2,766
Noninterest expenses	5,540	6,066	6,305	7,040
Income (loss) before income taxes	3,018	2,607	3,029	3,179
Income tax expense (benefit)	681	413	586	840

Net income	2,337	2,194	2,443	2,339
Net income attributable to noncontrolling interest in subsidiary	-	-	-	-
Net income attributable to First Savings Financial Group, Inc.	$2,337	$2,194	$2,443	$2,339

Net income per common share, basic	$1.06	$0.99	$1.10	$1.05

Net income per common share, diluted	$1.00	$0.94	$1.04	$0.99

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(29)	SEGMENT REPORTING

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

The core banking segment is comprised primarily of the Bank and First Savings Investments, Inc., while the SBA lending segment’s revenues are comprised primarily of net interest income and gains on the sales of SBA loans generated by Q2 beginning January 1, 2017 and SBA loan related income of the Bank prior to the formation of Q2. The mortgage banking segment operates as a separate division of the Bank and began operations in April 2018 and was not recognized as a separate operating segment until the year ended September 30, 2019.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(29 – continued)

(In thousands)	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
Year Ended September 30, 2019:
Net interest income	$36,524	$4,145	$636	$(1,216)	$40,089
Net gains on sales of loans, SBA	-	4,569	-	-	4,569
Mortgage banking income	33	-	32,974	-	33,007
Noncash items:
Provision for loan losses	(242)	1,705	-	-	1,463
Depreciation and amortization	1,467	49	100	68	1,684
Income tax expense (benefit)	2,143	213	1,475	(736)	3,095
Segment profit (loss)	11,423	1,458	4,422	(308)	16,995
Segment assets at September 30, 2019	1,124,526	84,661	88,645	(75,253)	1,222,579

(In thousands)	Core Banking	SBA Lending	Other	Consolidated Totals
Year Ended September 30, 2018:
Net interest income	$32,812	$3,012	$(2)	$35,822
Net gains on sales of loans, SBA	-	5,493	-	5,493
Noncash items:
Provision for loan losses	(69)	1,422	-	1,353
Depreciation and amortization	1,323	50	-	1,373
Income tax benefit	2,825	-	(403)	2,422
Segment profit (loss)	9,050	2,968	318	12,336
Segment assets at September 30, 2018	1,025,135	66,970	(57,699)	1,034,406

(In thousands)	Core Banking	SBA Lending	Other	Consolidated Totals
Year Ended September 30, 2017:
Net interest income	$27,637	$1,802	$21	$29,460
Net gains on sales of loans, SBA	-	4,204	-	4,204
Noncash items:
Provision for loan losses	868	433	-	1,301
Depreciation and amortization	1,120	44	-	1,164
Income tax benefit	2,754	-	(234)	2,520
Segment profit (loss)	7,109	1,924	280	9,313
Segment assets at September 30, 2017	885,669	51,821	(46,357)	891,133

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, 2018 AND 2017

(30)	REVENUE FROM CONTRACTS WITH CUSTOMERS

As of October 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective approach. The adoption of the ASU had no material impact on the measurement or recognition of revenue; however, additional disclosures have been added in accordance with the ASU.

All of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the years ended September 30, 2019, 2018 and 2017:

	Year Ended
	September 30,
	2019	2018	2017
Service charges on deposit accounts	$1,957	$1,731	$1,355
ATM and interchange fees	1,949	1,580	1,348
Investment advisory income	324	550	379
Other	137	139	140
Revenue from contracts with customers	4,367	4,000	3,222

Gain (loss) on securities	(74)	99	30
Gain on sale of SBA loans	4,569	5,493	4,204
Mortgage banking income	33,007	2,318	530
Increase in cash value of life insurance	580	430	433
Real estate lease income	594	5	-
Other	811	950	206
Other noninterest income	39,487	9,295	5,403

Total noninterest income	$43,854	$13,295	$8,625

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

SEPTEMBER 30, 2019, 2018 AND 2017

(30 – continued)

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

