Form 10-Q
period 2019-12-31
First Savings Financial Group, Inc.
filed 2020-02-10
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________to__________________

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

The number of shares outstanding of the registrant’s common stock as of February 3, 2020 was 2,357,369.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
(In thousands, except share and per share data)	2019	2019
ASSETS
Cash and due from banks	$14,051	$13,008
Interest-bearing deposits with banks	27,276	28,424
Total cash and cash equivalents	41,327	41,432

Interest-bearing time deposits	2,510	2,265
Securities available for sale, at fair value	177,691	177,302
Securities held to maturity	2,300	2,336

Loans held for sale, residential mortgage, at fair value	93,564	80,457
Loans held for sale, Small Business Administration	16,959	15,613
Loans, net of allowance for loan losses of $10,530 at December 31, 2019 and $10,040 at September 30, 2019	851,700	810,658
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	14,149	13,040
Premises and equipment	22,880	19,238
Other real estate owned, held for sale	1,893	1,893
Accrued interest receivable:
Loans	3,508	3,329
Securities	2,066	1,712
Cash surrender value of life insurance	31,189	26,546
Goodwill	9,848	9,848
Core deposit intangibles	1,362	1,416
Other assets	19,627	15,494
Total Assets	$1,292,573	$1,222,579

LIABILITIES
Deposits:
Noninterest-bearing	$180,321	$173,072
Interest-bearing	705,277	661,312
Total deposits	885,598	834,384

Federal funds purchased	-	4,000
Borrowings from Federal Home Loan Bank	239,566	222,544
Other borrowings	19,746	19,729
Accrued interest payable	772	935
Advance payments by borrowers for taxes and insurance	1,269	1,906
Accrued expenses and other liabilities	21,444	17,824
Total Liabilities	1,168,395	1,101,322

EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,567,542 shares (2,565,606 at September 30, 2019); outstanding 2,357,369 shares (2,350,229 shares at September 30, 2019)	26	26
Additional paid-in capital	27,582	27,494
Retained earnings - substantially restricted	94,455	91,228
Accumulated other comprehensive income	6,712	7,296
Unearned stock compensation	(495)	(446)
Less treasury stock, at cost - 210,173 shares (215,377 shares at September 30, 2019)	(4,470)	(4,545)
Total First Savings Financial Group, Inc. Stockholders' Equity	123,810	121,053
Noncontrolling interests in subsidiary	368	204
Total Equity	124,178	121,257
Total Liabilities and Equity	$1,292,573	$1,222,579

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,
(In thousands, except share and per share data)	2019	2018
INTEREST INCOME
Loans, including fees	$11,813	$9,810
Securities:
Taxable	585	747
Tax-exempt	1,010	970
Dividend income	154	121
Interest-bearing deposits with banks	205	153
Total interest income	13,767	11,801

INTEREST EXPENSE
Deposits	1,749	1,424
Repurchase agreements	-	1
Borrowings from Federal Home Loan Bank	808	478
Other borrowings	318	322
Total interest expense	2,875	2,225
Net interest income	10,892	9,576
Provision for loan losses	505	315

Net interest income after provision for loan losses	10,387	9,261

NONINTEREST INCOME
Service charges on deposit accounts	509	511
ATM and interchange fees	503	453
Net unrealized gain on equity securities	2	-
Net gain on sales of loans, Small Business Administration	761	964
Mortgage banking income	15,817	3,289
Increase in cash surrender value of life insurance	162	111
Commission income	27	57
Real estate lease income	151	158
Net gain (loss) on premises and equipment	(4)	1
Other income	198	237
Total noninterest income	18,126	5,781

NONINTEREST EXPENSE
Compensation and benefits	17,820	7,257
Occupancy and equipment	1,922	1,325
Data processing	502	427
Advertising	1,466	396
Professional fees	627	460
FDIC insurance premiums	4	66
Net (gain) loss on other real estate owned	5	(21)
Other operating expenses	1,926	1,506
Total noninterest expense	24,272	11,416
Income before income taxes	4,241	3,626
Income tax expense	638	522
Net Income	3,603	3,104
Less: net income attributable to noncontrolling interests	164	173
Net Income Available to Common Shareholders	$3,439	$2,931

Net income per share:
Basic	$1.47	$1.28
Diluted	$1.44	$1.24

Weighted average shares outstanding:
Basic	2,340,619	2,284,665
Diluted	2,382,754	2,371,480

Dividends per share	$0.16	$0.15

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,
(In thousands)	2019	2018
Net Income	$3,603	$3,104

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(747)	1,780
Income tax benefit (expense)	163	(390)
Net of tax amount	(584)	1,390

Other Comprehensive Income (Loss)	(584)	1,390

Comprehensive Income	3,019	4,494
Less: comprehensive income attributable to noncontrolling interests	164	173

Comprehensive Income Attributable to First Savings Financial Group, Inc.	$2,855	$4,321

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total
Balances at October 1, 2018	$26	$27,630	$76,523	$382	$(479)	$(5,269)	$1,432	$100,245

Net income	-	-	2,931	-	-	-	173	3,104

Other comprehensive income	-	-	-	1,390	-	-	-	1,390

Common stock dividends - $0.15 per share	-	-	(345)	-	-	-	-	(345)

Distributions to noncontrolling interests	-	-	-	-	-	-	(12)	(12)

Restricted stock grants, net of forfeitures - 2,329 shares	-	141	-	-	(141)	-	-	-

Stock compensation expense	-	19	-	-	40	-	-	59

Stock option exercises - 10,500 shares	-	(44)	-	-	-	196	-	152

Purchase of 540 treasury shares	-	-	-	-	-	(32)	-	(32)
Balances at December 31, 2018	$26	$27,746	$79,109	$1,772	$(580)	$(5,105)	$1,593	$104,561

Balances at October 1, 2019	$26	$27,494	$91,228	$7,296	$(446)	$(4,545)	$204	$121,257

Cumulative effect adjustment, adoption of ASU 2016-02	-	-	166	-	-	-	-	166

Net income	-	-	3,439	-	-	-	164	3,603

Other comprehensive loss	-	-	-	(584)	-	-	-	(584)

Common stock dividends - $0.16 per share	-	-	(378)	-	-	-	-	(378)

Restricted stock grants - 1,436 shares	-	95	-	-	(95)	-	-	-

Stock compensation expense	-	21	-	-	46	-	-	67

Stock option exercises - 6,500 shares	-	(28)	-	-	-	128	-	100

Purchase of 796 treasury shares	-	-	-	-	-	(53)	-	(53)
Balances at December 31, 2019	$26	$27,582	$94,455	$6,712	$(495)	$(4,470)	$368	$124,178

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Month Ended December 31,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,603	$3,104
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	505	315
Depreciation and amortization	409	484
Amortization of premiums and accretion of discounts on securities, net	116	126
Amortization and accretion of fair value adjustments on loans, net	(211)	(129)
Loans originated for sale	(554,450)	(79,437)
Proceeds on sales of loans	550,122	76,830
Net realized and unrealized gain on loans held for sale	(12,385)	(3,270)
Net realized and unrealized gain on other real estate owned	-	(27)
Increase in cash surrender value of life insurance	(162)	(111)
Net gain on equity securities	(2)	-
Net (gain) loss on sale of premises and equipment	4	(1)
Deferred income taxes	271	(52)
Stock compensation expense	68	59
Increase in accrued interest receivable	(533)	(521)
Increase (decrease) in accrued interest payable	(163)	253
Change in other assets and liabilities, net	2,103	(1,798)
Net Cash Used In Operating Activities	(10,705)	(4,175)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(490)	(490)
Proceeds from sales and maturities of interest-bearing time deposits	245	-
Purchase of securities available for sale	(4,556)	(8,530)
Proceeds from maturities of securities available for sale	1,205	385
Proceeds from maturities of securities held to maturity	30	30
Principal collected on securities	2,101	7,919
Net increase in loans	(41,629)	(30,430)
Purchase of Federal Home Loan Bank stock	(1,109)	(575)
Investment in cash surrender value of life insurance	(4,481)	-
Proceeds from sale of other real estate owned	-	49
Purchase of premises and equipment	(4,102)	(7,544)
Proceeds from sales of premises and equipment	118	51
Net Cash Used In Investing Activities	(52,668)	(39,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	51,214	20,961
Net decrease in federal funds purchased	(4,000)	-
Increase (decrease) in Federal Home Loan Bank line of credit	(2,978)	17,019
Proceeds from Federal Home Loan Bank advances	120,000	15,000
Repayment of Federal Home Loan Bank advances	(100,000)	(15,000)
Net decrease in advance payments by borrowers for taxes and insurance	(637)	(363)
Proceeds from exercise of stock options	100	152
Taxes paid on stock award shares for employees	(53)	(32)
Dividends paid on common stock	(378)	(345)
Distributions to noncontrolling interests	-	(12)
Net Cash Provided By Financing Activities	63,268	37,380
Net Decrease in Cash and Cash Equivalents	(105)	(5,930)

Cash and cash equivalents at beginning of period	41,432	42,274

Cash and Cash Equivalents at End of Period	$41,327	$36,344

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of December 31, 2019, the results of operations for the three-month periods ended December 31, 2019 and 2018, and the cash flows for the three-month periods ended December 31, 2019 and 2018. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements, conform to general practices within the banking industry and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2019 included in the Company’s Annual Report on Form 10-K.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2019:
Securities available for sale:

Agency mortgage-backed	$12,134	$317	$9	$12,442
Agency CMO	9,349	147	11	9,485
Privately-issued CMO	1,083	118	8	1,193
Privately-issued ABS	1,003	127	4	1,126
SBA certificates	1,072	46	5	1,113
Municipal bonds	144,452	7,938	58	152,332

Total securities available for sale	$169,093	$8,693	$95	$177,691

Securities held to maturity:

Agency mortgage-backed	$97	$7	$-	$104
Municipal bonds	2,203	315	-	2,518

Total securities held to maturity	$2,300	$322	$-	$2,622

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2019:
Securities available for sale:

Agency mortgage-backed	$13,743	$366	$12	$14,097
Agency CMO	8,834	221	7	9,048
Privately-issued CMO	1,242	142	2	1,382
Privately-issued ABS	1,022	156	-	1,178
SBA certificates	1,119	41	6	1,154
Municipal bonds	141,995	8,465	17	150,443

Total securities available for sale	$167,955	$9,391	$44	$177,302

Securities held to maturity:

Agency mortgage-backed	$102	$7	$-	$109
Municipal bonds	2,234	327	-	2,561

Total securities held to maturity	$2,336	$334	$-	$2,670

The amortized cost and fair value of investment securities as of December 31, 2019 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$3,640	$3,671	$248	$277
Due after one year through five years	23,876	24,600	1,011	1,138
Due after five years through ten years	28,527	30,194	743	866
Due after ten years	88,409	93,867	201	237
CMO	10,432	10,678	-	-
ABS	1,003	1,126	-	-
SBA certificates	1,072	1,113	-	-
Mortgage-backed securities	12,134	12,442	97	104

	$169,093	$177,691	$2,300	$2,622

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at December 31, 2019 and September 30, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
December 31, 2019:
Securities available for sale:

Continuous loss position less than twelve months:
Agency CMO	2	$2,716	$8
Privately-issued ABS	1	520	4
Municipal bonds	6	4,661	58

Total less than twelve months	9	7,897	70

Continuous loss position more than twelve months:
Agency mortgage-backed	1	$735	$9
Agency CMO	1	433	3
Privately-issued CMO	1	28	8
SBA certificates	1	409	5

Total more than twelve months	4	1,605	25

Total securities available for sale	13	$9,502	$95

September 30, 2019:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	3	$1,248	$1
Agency CMO	1	1,962	1
Municipal bonds	3	1,694	16

Total less than twelve months	7	4,904	18

Continuous loss position more than twelve months:
Agency mortgage-backed	2	785	11
Agency CMO	2	956	6
Privately-issued CMO	1	33	2
SBA certificates	1	451	6
Municipal bonds	1	140	1

Total more than twelve months	7	2,365	26

Total securities available for sale	14	$7,269	$44

At December 31, 2019 and September 30, 2019, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at December 31, 2019, which consisted of U.S. government agency mortgage backed securities and CMOs, privately issued CMOs, SBA certificates and municipal bonds, had a fair value as a percentage of amortized cost of 99.09%. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At December 31, 2019, the Company held twelve privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $1.0 million and fair value of $1.2 million that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various nationally recognized statistical rating organizations (“NRSROs”).

At December 31, 2019, one privately-issued CMO and one privately-issued ABS were in a loss position and had depreciated approximately 1.99% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities have a total fair value of $548,000 and a total unrealized loss of $12,000 at December 31, 2019, and were rated below investment grade by NRSROs. Based on the independent third party analysis of the expected cash flows, management has determined that no other-than-temporary impairment is required to be recognized on the privately issued CMO and ABS portfolios. While the Company does not anticipate additional credit-related impairment losses at December 31, 2019, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related impairment charge in the future.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

During the three-month periods ended December 31, 2019 and 2018, the Company did not realize any gross gains or losses on sales of available for sale securities.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at December 31, 2019 and September 30, 2019, and may be pledged to secure federal funds borrowings.

3.	Loans and Allowance for Loan Losses

Loans at December 31, 2019 and September 30, 2019 consisted of the following:

	December 31, 2019	September 30, 2019
	(In thousands)
Real estate mortgage:
1-4 family residential	$198,923	$198,067
Commercial	469,666	436,020
Multifamily residential	38,487	38,226
Residential construction	11,388	12,545
Commercial construction	7,075	6,995
Land and land development	10,173	10,536
Commercial business	77,966	73,034

Consumer:
Home equity	32,403	28,651
Auto	12,992	13,347
Other consumer	2,530	2,663
Total Loans	861,603	820,084

Deferred loan origination fees and costs, net	627	614
Allowance for loan losses	(10,530)	(10,040)

Loans, net	$851,700	$810,658

During the three-month period ended December 31, 2019, there was no significant change in the Company’s lending activities or the methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

At December 31, 2019 and September 30, 2019, the Bank did not own any residential real estate properties where physical possession has been obtained. At December 31, 2019 and September 30, 2019, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $1.3 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of December 31, 2019:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$198,923	$469,666	$38,487	$18,463	$10,173	$77,966	$47,925	$861,603

Accrued interest receivable	592	2,114	92	105	28	477	100	3,508

Net deferred loan origination fees and costs	(108)	436	(35)	19	(2)	347	(30)	627

Recorded investment in loans	$199,407	$472,216	$38,544	$18,587	$10,199	$78,790	$47,995	$865,738

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,324	$8,140	$-	$-	$-	$91	$275	$12,830

Collectively evaluated for impairment	195,083	464,076	38,544	18,587	10,199	78,699	47,720	852,908

Ending balance	$199,407	$472,216	$38,544	$18,587	$10,199	$78,790	$47,995	$865,738

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of September 30, 2019:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$198,067	$436,020	$38,226	$19,540	$10,536	$73,034	$44,661	$820,084

Accrued interest receivable	627	1,922	99	117	29	448	87	3,329

Net deferred loan origination fees and costs	(98)	408	(33)	3	(1)	366	(31)	614

Recorded investment in loans	$198,596	$438,350	$38,292	$19,660	$10,564	$73,848	$44,717	$824,027

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,448	$7,647	$-	$-	$-	$105	$234	$12,434

Collectively evaluated for impairment	194,148	430,703	38,292	19,660	10,564	73,743	44,483	811,593

Ending balance	$198,596	$438,350	$38,292	$19,660	$10,564	$73,848	$44,717	$824,027

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of December 31, 2019 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$5	$554	$-	$-	$-	$-	$2	$561

Collectively evaluated for impairment	334	6,140	481	395	201	1,753	665	9,969

Ending balance	$339	$6,694	$481	$395	$201	$1,753	$667	$10,530

An analysis of the allowance for loan losses as of September 30, 2019 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$10	$512	$-	$-	$-	$-	$23	$545

Collectively evaluated for impairment	328	5,869	478	421	209	1,639	551	9,495

Ending balance	$338	$6,381	$478	$421	$209	$1,639	$574	$10,040

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2019 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$338	$6,381	$478	$421	$209	$1,639	$574	$10,040
Provisions	24	275	3	(26)	(8)	109	128	505
Charge-offs	(32)	(8)	-	-	-	-	(64)	(104)
Recoveries	9	46	-	-	-	5	29	89

Ending balance	$339	$6,694	$481	$395	$201	$1,753	$667	$10,530

An analysis of the changes in the allowance for loan losses for the three months ended December 31, 2018 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$274	$6,825	$195	$580	$210	$1,041	$198	$9,323
Provisions	(30)	(109)	(37)	113	9	247	122	315
Charge-offs	(1)	-	-	-	-	-	(42)	(43)
Recoveries	6	-	-	-	-	-	19	25

Ending balance	$249	$6,716	$158	$693	$219	$1,288	$297	$9,620

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of December 31, 2019 and for the three months ended December 31, 2019 and 2018.

	At December 31, 2019			Three Months Ended December 31,
				2019	2019	2018	2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,221	$4,717	$-	$4,884	$27	$4,744	$34
Commercial real estate	6,176	6,202	-	5,805	62	6,547	82
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	14	-
Commercial business	91	92	-	99	1	263	2
Consumer	70	84	-	82	2	120	1
	$10,558	$11,095	$-	$10,870	$92	$11,688	$119

Loans with an allowance recorded:
Residential real estate	$103	$110	$5	$59	$-	$272	$-
Commercial real estate	1,964	2,174	554	2,405	-	1,237	-
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	205	207	2	181	-	172	-
	$2,272	$2,491	$561	$2,645	$-	$1,681	$-

Total:
Residential real estate	$4,324	$4,827	$5	$4,943	$27	$5,016	$34
Commercial real estate	8,140	8,376	554	8,210	62	7,784	82
Multifamily	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	14	-
Commercial business	91	92	-	99	1	263	2
Consumer	275	291	2	263	2	292	1
	$12,830	$13,586	$561	$13,515	$92	$13,369	$119

The Company did not recognize any interest income on impaired loans using the cash receipts method during the three-month periods ended December 31, 2019 and 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2019.

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,438	$4,967	$-
Commercial real estate	5,401	5,408	-
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	105	106	-
Consumer	78	81	-
	$10,022	$10,562	$-

Loans with an allowance recorded:
Residential real estate	$10	$7	$10
Commercial real estate	2,246	2,637	512
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	-	-	-
Consumer	156	155	23
	$2,412	$2,799	$545

Total:
Residential real estate	$4,448	$4,974	$10
Commercial real estate	7,647	8,045	512
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	105	106	-
Consumer	234	236	23
	$12,434	$13,361	$545

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2019:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)
Residential real estate	$2,321	$10	$2,331
Commercial real estate	2,967	-	2,967
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	-	-	-
Consumer	210	-	210

Total	$5,498	$10	$5,508

The following table presents the recorded investment in nonperforming loans at September 30, 2019:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)
Residential real estate	$2,580	$12	$2,592
Commercial real estate	2,425	-	2,425
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	-	-	-
Consumer	163	-	163

Total	$5,168	$12	$5,180

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential real estate	$2,371	$1,089	$1,197	$4,657	$194,750	$199,407
Commercial real estate	2,125	1,124	1,272	4,521	467,695	472,216
Multifamily	-	-	-	-	38,544	38,544
Construction	-	-	-	-	18,587	18,587
Land and land development	-	1	-	1	10,198	10,199
Commercial business	157	-	-	157	78,633	78,790
Consumer	180	35	5	220	47,775	47,995

Total	$4,833	$2,249	$2,474	$9,556	$856,182	$865,738

The following table presents the aging of the recorded investment in past due loans at September 30, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential real estate	$1,619	$577	$1,121	$3,317	$195,279	$198,596
Commercial real estate	892	772	1,523	3,187	435,163	438,350
Multifamily	-	-	-	-	38,292	38,292
Construction	-	-	-	-	19,660	19,660
Land and land development	-	-	-	-	10,564	10,564
Commercial business	182	-	-	182	73,666	73,848
Consumer	77	17	19	113	44,604	44,717

Total	$2,770	$1,366	$2,663	$6,799	$817,228	$824,027

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of December 31, 2019, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)
Pass	$195,475	$458,011	$37,829	$18,587	$10,199	$75,377	$47,922	$843,400
Special Mention	-	1,195	-	-	-	92	-	1,287
Substandard	3,885	13,010	715	-	-	3,321	73	21,004
Doubtful	47	-	-	-	-	-	-	47
Loss	-	-	-	-	-	-	-	-

Total	$199,407	$472,216	$38,544	$18,587	$10,199	$78,790	$47,995	$865,738

As of September 30, 2019, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)
Pass	$194,591	$424,989	$37,823	$19,660	$10,564	$71,050	$44,618	$803,295
Special Mention	-	904	-	-	-	-	-	904
Substandard	3,946	12,457	469	-	-	2,798	97	19,767
Doubtful	59	-	-	-	-	-	2	61
Loss	-	-	-	-	-	-	-	-

Total	$198,596	$438,350	$38,292	$19,660	$10,564	$73,848	$44,717	$824,027

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

The following table summarizes the Company’s recorded investment in TDRs at December 31, 2019 and September 30, 2019. There was no specific reserve included in the allowance for loan losses related to TDRs at December 31, 2019 or September 30, 2019.

	Accruing	Nonaccrual	Total
	(In thousands)
December 31, 2019:
Residential real estate	$2,003	$185	$2,188
Commercial real estate	5,173	57	5,230
Commercial business	91	-	91
Consumer	65	-	65
Total	$7,332	$242	$7,574

September 30, 2019:
Residential real estate	$1,868	$351	$2,219
Commercial real estate	5,222	59	5,281
Commercial business	105	-	105
Consumer	70	-	70
Total	$7,265	$410	$7,675

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

There were no TDRs that were restructured during the three-month periods ended December 31, 2019 and 2018.

At December 31, 2019 and September 30, 2019, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the three-month periods ended December 31, 2019 and 2018. There was no specific allowance for loan losses related to TDRs modified during the three-month periods ended December 31, 2019 and 2018. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three month period ended December 30, 2019, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default. During the three-month period ended December 30, 2018, the Company had one TDR with an outstanding balance of $114,000 that was modified within the previous twelve months and for which there was a payment default.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

SBA Loan Servicing Rights

The Company originates loans to commercial customers under the SBA 7(a) and other programs, and sells the guaranteed portion of the SBA loans with servicing rights retained. Loan servicing rights on originated SBA loans that have been sold are initially recorded at fair value. Capitalized SBA servicing rights are then amortized in proportion to and over the period of estimated net servicing income. Impairment of SBA loan servicing rights is assessed using the present value of estimated future cash flows.

The aggregate fair value of SBA loan servicing rights approximates its carrying value. A valuation model employed by an independent third party calculates the present value of future cash flows and is used to estimate fair value at the date of sale and on a quarterly basis for impairment analysis purposes. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the SBA loan servicing rights include the discount rate and prepayment speed assumptions. For purposes of impairment, risk characteristics such as interest rate, loan type, term and investor type are used to stratify the SBA loan servicing rights. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. Changes in the valuation allowance are reported in net gain on sales of SBA loans in the consolidated statements of income.

The unpaid principal balance of SBA loans serviced for others was $169.1 million, $165.0 million and $131.8 million at December 31, 2019, September 30, 2019 and December 31, 2018, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $16,000 and $7,000 for the three-month periods ended December 31, 2019 and 2018, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $412,000 and $272,000 for the three-month periods ended December 31, 2019 and 2018, respectively. Net servicing income and costs are included in other noninterest income in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of SBA loan servicing rights for the three-month periods ended December 31, 2019 and 2018 is as follows:

(In thousands)	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Balance, beginning of period	$3,030	$2,405
Servicing rights resulting from transfers of loans	221	251
Amortization	(216)	(102)
Change in valuation allowance	(30)	-
Balance, end of period	$3,005	$2,554

The valuation allowance related to SBA loan servicing rights at December 31, 2019 and September 30, 2019 was $178,000 and $148,000, respectively.

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

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the MSRs at December 31, 2019 were as follows:

Assumption	Range of Assumption (Weighted Average)
Discount rate	9.25%
Prepayment rate	4.13% to 71.26% (17.17%)

The unpaid principal balance of residential mortgage loans serviced for others was $304.8 million and $91.6 million at December 31, 2019 and September 30, 2019, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $2.1 million and $427,000 at December 30, 2019 and September 30, 2019, respectively. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees of $19,000 are included in other noninterest income in the consolidated statements of income for the three months ended December 31, 2019.

Changes in the carrying value of MSRs accounted for at fair value for the three months ended December 31, 2019 were as follows:

(In thousands)	2019
Fair value as of beginning of period	$934
Servicing rights capitalized	2,277
Changes in fair value related to:
Loan repayments	(39)
Changes in valuation model inputs or assumptions	82
Fair value as of end of period	$3,254

4.	Deposits

Deposits at December 31, 2019 and September 30, 2019 consisted of the following:

	December 31, 2019	September 30, 2019
	(In thousands)
Noninterest-bearing demand deposits	$180,321	$173,072
NOW accounts	187,923	173,746
Money market accounts	115,949	121,281
Savings accounts	121,484	120,393
Retail time deposits	155,235	146,227
Brokered time deposits	124,686	99,665

Total	$885,598	$834,384

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share

Earnings per share information is presented below for the three-month periods ended December 31, 2019 and 2018.

	Three Months Ended
	December 31,
(Dollars in thousands, except per share data)	2019	2018
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$3,439	$2,931

Shares:
Weighted average shares outstanding	2,340,619	2,284,665

Net income per share, basic	$1.47	$1.28

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$3,439	$2,931

Shares:
Weighted average shares outstanding	2,340,619	2,284,665
Add: Dilutive effect of outstanding options	37,008	81,210
Add: Dilutive effect of nonvested restricted stock	5,127	5,605
Weighted average shares outstanding, as adjusted	2,382,754	2,371,480

Net income per share, diluted	$1.44	$1.24

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three-month periods ended December 31, 2019 and 2018. Stock options for 16,758 and 10,200 shares of common stock were excluded from the calculation of diluted net income per common share for the three-month periods ended December 31, 2019, respectively, because their effect was antidilutive.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2019	2018
	(In thousands)
Cash payments for:
Interest	$3,044	$1,974
Income taxes (net of refunds received)	-	(117)
Noncash investing and financing activities:
Transfers from loans to other real estate owned	-	203
Proceeds from sales of other real estate owned financed through loans	-	47
Right-of-use assets obtained in exchange for lease obligations	6,239	-

7.	Fair Value Measurements and Disclosures about Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are described as follows:

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2019 and September 30, 2019.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2019:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency mortgage-backed	$-	$12,492	$-	$12,492
Agency CMO	-	9,485	-	9,485
Privately-issued CMO	-	1,193	-	1,193
Privately-issued ABS	-	1,126	-	1,126
SBA certificates	-	1,113	-	1,113
Municipal	-	152,332	-	152,332
Total securities available for sale	$-	$177,691	$-	$177,691
Residential mortgage loans held for sale – fair value option elected	$-	$93,564	$-	$93,564
Derivative assets (included in other assets)	$-	$20	$2,921	$2,941
Equity securities (included in other assets)	$86	$-	$-	$86
Mortgage servicing rights (included in other assets)	$-	$-	$3,254	$3,254
Liabilities Measured - Recurring Basis:
Derivative liabilities (included in other liabilities)	$-	$489	$-	$489

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$4,319	$4,319
Commercial real estate	-	-	7,586	7,586
Commercial business	-	-	91	91
Consumer	-	-	273	273
Total impaired loans	$-	$-	$12,269	$12,269
SBA loans held for sale	$-	$-	$16,959	$16,959
SBA loan servicing rights	$-	$-	$3,005	$3,005
Other real estate owned, held for sale:
Former bank premises	$-	$-	$1,893	$1,893
Total other real estate owned	$-	$-	$1,893	$1,893

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Other than SBA loans held for sale (see discussion below), there have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three-month period ended December 31, 2019.

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

SBA Loans Held for Sale. SBA loans held for sale are carried at the lower of cost or market value. At September 30, 2019, the fair value of SBA loans held for sale was obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and was classified as Level 2 in the fair value hierarchy. At December 31, 2019, the fair value of SBA loans held for sale reflects management’s estimate based on the weighted average price of SBA loans sold to investors during the prior quarter and is classified as Level 3 in the fair value hierarchy.

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

The table below presents a reconciliation of derivative assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-months ended December 31, 2019 and 2018:

(In thousands)	2019	2018
Beginning balance	$3,269	$380
Unrealized gains recognized in earnings, net of settlements	(348)	278

Ending balance	$2,921	$658

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Gains recognized in earnings for the three-month periods ended December 31, 2019 and 2018 attributable to Level 3 derivative assets held at the balance sheet date were $2.9 million and $658,000, respectively.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of December 31, 2019 and September 30, 2019.

Financial Instrument	Significant Unobservable Inputs	Range of Inputs December 31, 2019	Range of Inputs September 30, 2019
Interest rate lock commitments	Pull-through rate	56% - 100%	55% - 100%
	Direct costs to close	1%	1%

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

The table below presents a reconciliation of MSRs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2019:

(In thousands)	2019
Beginning balance	$934
Issuances (loans sold with servicing retained)	2,277
Net settlements	(39)
Unrealized gains (losses) included in earnings	82

Ending balance	$3,254

Changes in the fair value of MSRs are included in mortgage banking income in the accompanying consolidated statements of income.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of MSRs measured at fair value on a recurring basis as of December 31, 2019.

Financial Instrument	Significant Unobservable Inputs	2019 Range of Inputs
MSRs	Discount rate	9.25%
	Prepayment rate	4.13% - 71.26%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At December 31, 2019 and September 30, 2019, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At December 31, 2019 and September 30, 2019, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts from appraised value ranging from 0.0% to 75.0% and estimated costs to sell the collateral ranging from 0.0% to 12.0%. During the three-month periods ended December 31, 2019 and 2018, the Company recognized provisions for loan losses of $143,000 and $194,000, respectively, for impaired loans.

SBA Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At December 31, 2019, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 7.73% to 21.44% with a weighted average of 11.72% and prepayment speed assumptions ranging from 7.08% to 22.07% with a weighted average rate of 14.81%. At September 30, 2019, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 6.82% to 26.61% with a weighted average of 11.11% and prepayment speed assumptions ranging from 6.80% to 21.17% with a weighted average rate of 14.10%. Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company recognized $30,000 of impairment charges on loan servicing rights for the three-month period ended December 31, 2019. The Company did not recognize any impairment charges on loan servicing rights for the three-month period ended December 31, 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At December 31, 2019, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 0.0% to 30.9% with a weighted average of 29.5%. At September 30, 2019, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 0.0% to 15.0% with a weighted average of 10.5%. The Company did not recognize any charges to write down other real estate owned to fair value for the three-month periods ended December 31, 2019 and 2018.

Transfers Between Categories. As previously described, management used different valuation methodologies related to SBA loans held for sale at December 31, 2019 and September 30, 2019, resulting in a change in classification from Level 2 to Level 3 for those types of instruments. Other than that change, there were no transfers into or out of Levels 1, 2, or 3 of the fair value hierarchy for the three-month periods ended December 31, 2019 and 2018.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale effective July 1, 2018, including all loans originated by the Company’s wholesale lending division. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of December 31, 2019 and September 30, 2019.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of December 31, 2019 and September 30, 2019.

(In thousands)	Aggregate Fair Value December 31, 2019	Aggregate Principal Balance December 31, 2019	Difference
Residential mortgage loans held for sale	$93,564	$90,160	$3,404

(In thousands)	Aggregate Fair Value September 30, 2019	Aggregate Principal Balance September 30, 2019	Difference
Residential mortgage loans held for sale	$80,457	$77,787	$2,670

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three-month periods ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,
(In thousands)	2019	2018
Gains – included in mortgage banking income	$2,376	$589
Interest income	891	154

	$3,267	$743

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

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2019:
Financial assets:
Cash and due from banks	$14,051	$14,051	$-	$-
Interest-bearing deposits with banks	27,276	27,276	-	-
Interest-bearing time deposits	2,510	-	2,510	-
Securities available for sale	177,691	-	177,691	-
Securities held to maturity	2,300	-	2,622	-

Loans, net	851,700	-	-	883,086

Residential mortgage loans held for sale	93,564	-	93,564	-
SBA loans held for sale	16,959	-	-	18,675
FRB and FHLB stock	14,149	N/A	N/A	N/A
Accrued interest receivable	5,574	-	5,574	-
SBA loan servicing rights (included in other assets)	3,005	-	-	3,005
Residential mortgage loan servicing rights (included in other assets)	3,254	-	-	3,254
Derivative assets (included in other assets)	2,941	-	20	2,921
Equity securities (included in other assets)	86	86	-	-
Financial liabilities:
Deposits	885,598	-	-	886,503
Borrowings from FHLB	239,566	-	239,294	-
Subordinated note	19,746	-	21,116	-
Accrued interest payable	772	-	772	-
Advance payments by borrowers for taxes and insurance	1,269	-	1,269	-
Derivative liabilities (included in other liabilities)	489	-	489	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2019:
Financial assets:
Cash and due from banks	$13,008	$13,008	$-	$-
Interest-bearing deposits with banks	28,424	28,424	-	-
Interest-bearing time deposits	2,265	-	2,265	-
Securities available for sale	177,302	-	177,302	-
Securities held to maturity	2,336	-	2,670	-
Residential mortgage loans held for sale	80,457	-	80,457	-
SBA loans held for sale	15,613	-	17,040	-
Loans, net	810,658	-	-	841,646
FRB and FHLB stock	13,040	N/A	N/A	N/A
Accrued interest receivable	5,041	-	5,041	-
SBA Loan servicing rights (included in other assets)	3,030	-	-	3,030
Residential mortgage loan servicing rights (included in other assets)	934	-	-	934
Derivative assets (included in other assets)	3,399	-	130	3,269
Equity securities (included in other assets)	85	85	-	-

Financial liabilities:
Deposits	834,384	-	-	835,384
Federal funds purchased	4,000	-	4,000	-
Borrowings from FHLB	222,544	-	222,432	-
Subordinated note	19,729	-	21,143	-
Accrued interest payable	935	-	935	-
Advance payments by borrowers for taxes and insurance	1,906	-	1,906	-
Derivative liabilities (included in other liabilities)	329	-	329	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan therefore no compensation expense was recognized for the three-month periods ended December 30, 2019 and 2018. The ESOP trust held 136,190 and 136,219 shares of Company common stock at December 31, 2019 and September 30, 2019, respectively.

9.	Stock Based Compensation Plans

The Company maintains two equity incentive plans under which stock options and restricted stock have been or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, and the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At December 31, 2019, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan. At December 31, 2019, 7,255 shares of the Company’s common stock were available for issuance under the 2016 Plan, all of which were available for stock options. There are no restricted stock shares available for issuance under the 2016 Plan as of December 31, 2019. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

The fair value of options granted during the three-month period ended December 31, 2019 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.0 years
Weighted average fair value at grant date	$ 6.13

A summary of stock option activity as of December 31, 2019, and changes during the three-month period then ended is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at beginning of period	84,806	$34.13
Granted	11,958	66.35
Exercised	(6,500)	15.31
Forfeited or expired	-	-
Outstanding at end of period	90,264	$39.76	5.9	$2,478
Vested and expected to vest	90,264	$39.76	5.9	$2,478
Exercisable at end of period	50,928	$29.84	4.2	$1,900

The intrinsic value of stock options exercised during the three-month period ended December 31, 2019 was $338,000. The intrinsic value of stock options exercised during the three-month period ended December 31, 2018 was $470,000. The Company recognized compensation expense related to stock options of $20,000 and $18,000 for the three-month periods ended December 31, 2019 and 2018, respectively. At December 31, 2019, there was $227,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 3.11 years. Cash received from the exercise of stock options and the tax benefit from the exercise of stock options were $100,000 and $44,000, respectively, for the three-month period ended December 31,2019.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three-month periods ended December 30, 2019 and 2018 was $47,000 and $41,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of December 31, 2019 and changes during the three-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2019	13,458	$44.62
Granted	1,436	$66.35
Vested	(4,086)	$43.24
Forfeited	-	-
Nonvested at December 31, 2019	10,808	$48.04

There were 4,086 restricted shares vested during the three-month period ended December 31, 2019 with a total fair value of $271,000. There were 3,653 restricted shares that vested during the three-month period ended December 31, 2018 with a total fair value of $216,000. At December 31, 2019, there was $495,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 2.98 years.

10.	Derivative Financial Instruments

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitment). The Company also enters into forward mortgage loan commitments to sell to various investors to protect itself against exposure to various factors and to reduce sensitivity to interest rate movements. Both the interest rate lock commitments and the related forward mortgage loan sales contracts are considered derivatives and are recorded on the accompanying consolidated balance sheets at fair value in accordance with FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in mortgage banking income in the accompanying consolidated statements of income. All such derivatives are considered stand-alone derivatives and have not been formally designated as hedges by management.

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

The tables below provide information on the Company’s derivative financial instruments as of December 31, 2019 and September 30, 2019.

(In thousands)	Notional Amount December 31, 2019	Asset Derivatives December 31, 2019	Liability Derivatives December 31, 2019
Interest rate lock commitments	$192,337	$2,921	$-
Forward mortgage loan sale contracts	170,250	20	489

	$362,587	$2,941	$489

(In thousands)	Notional Amount September 30, 2019	Asset Derivatives September 30, 2019	Liability Derivatives September 30, 2019
Interest rate lock commitments	$258,545	$3,269	$-
Forward mortgage loan sale contracts	203,250	130	329

	$461,795	$3,399	$329

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three-month periods ended December 31, 2019 and 2018 is as follows:

(In thousands)	2019	2018
Interest rate lock commitments	$(348)	$278
Forward mortgage loan sale contracts	(437)	(151)

	$(785)	$127

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% for 2019. The capital conservation buffer was 1.875% for 2018 and 2.5% for 2019. The Bank met all capital adequacy requirements to which it was subject as of December 31, 2019 and September 30, 2019.

As of December 31, 2019, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table. The Company is not subject to the Federal Reserve Bank’s consolidated capital requirements because it has less than $3 billion in total consolidated assets. However, management has elected to disclose the Company’s capital amounts and ratios in addition to the Bank’s required disclosures in the table below. No amount was deducted from capital for interest-rate risk at either date.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2019:
Total capital (to risk-weighted assets):
Consolidated	$134,560	13.40%	$80,306	8.00%	N/A	N/A
Bank	125,295	12.51	80,109	8.00	$100,136	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	$104,284	10.39%	$60,229	6.00%	N/A	N/A
Bank	114,765	11.46	60,082	6.00	$80,109	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$104,284	10.39%	$45,172	4.50%	N/A	N/A
Bank	114,765	11.46	45,061	4.50	$65,088	6.50%
Tier 1 capital (to average adjusted total assets):
Consolidated	$104,284	8.33%	$50,086	4.00%	N/A	N/A
Bank	114,765	9.27	49,498	4.00	$61,872	5.00%
As of September 30, 2019:
Total capital (to risk-weighted assets):
Consolidated	$130,700	13.85%	$75,474	8.00%	N/A	N/A
Bank	121,160	12.88	75,249	8.00	$94,061	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	$100,931	10.70%	$56,606	6.00%	N/A	N/A
Bank	111,120	11.81	56,437	6.00	$75,249	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$100,931	10.70%	$42,454	4.50%	N/A	N/A
Bank	111,120	11.81	42,327	4.50	$61,140	6.50%
Tier 1 capital (to average adjusted total assets):
Consolidated	$100,931	8.39%	$48,142	4.00%	N/A	N/A
Bank	111,120	9.34	47,564	4.00	$59,455	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. Under the new guidance, lessor accounting is largely unchanged. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new leases standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the new leases standard on October 1, 2019, and as a result the Company recorded a right-of-use asset of $6.2 million, a lease liability of $6.3 million and a cumulative-effect adjustment of $166,000 to increase retained earnings. The Company has elected all applicable practical expedients permitted under the standard, including the option to expense short-term leases with a term of one year or less. The Company also utilized the transition method allowed under ASU 2028-11 and did not restate prior periods.. See Note 15 for further details regarding adoption of the new leases standard.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) – Premium Amortization on Purchased Callable Debt Securities. The update shortens the amortization period for certain callable debt securities held at a premium. Specifically, the update requires the premium to be amortized to the earliest call date. The update does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. An entity should apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The adoption of this update effective October 1, 2019 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Three Months Ended December 31, 2019:
Net interest income	$9,485	$1,217	$487	$(297)	$10,892
Provision for loan losses	520	(15)	-	-	505
Net interest income after provision	8,965	1,232	487	(297)	10,387
Net gains on sales of loans, SBA	-	761	-	-	761
Mortgage banking income	1	-	15,816	-	15,817
Noninterest income	1,391	929	15,806	-	18,126
Noninterest expense	7,629	1,825	14,902	(84)	24,272
Income before taxes	2,727	336	1,391	(213)	4,241
Income tax expense (benefit)	433	43	348	(186)	638
Segment profit (loss)	2,294	293	1,043	(27)	3,603
Non cash items:
Depreciation and amortization	359	13	37	-	409
Segment assets at December 31, 2019	1,174,608	88,989	107,637	(78,661)	1,292,573

	Core	SBA	Mortgage		Consolidated
Three Months Ended December 31, 2018:	Banking	Lending	Banking	Other	Totals

Net interest income	$8,880	$908	$94	$(306)	$9,576
Provision for loan losses	(16)	331	-	-	315
Net interest income after provision	8,896	577	94	(306)	9,261
Net gains on sales of loans, SBA	-	964	-	-	964
Mortgage banking income	7	-	3,262	-	3,289
Noninterest income	1,380	1,137	3,264	-	5,781
Noninterest expense	6,611	1,362	3,468	(25)	11,416
Income before taxes	3,665	352	(110)	(281)	3,626
Income tax expense (benefit)	640	45	(28)	(135)	522
Segment profit (loss)	3,025	307	(82)	(146)	3,104
Non cash items:
Depreciation and amortization	452	12	20	-	484
Segment assets at December 31, 2018	1,067,069	70,127	17,059	(80,266)	1,073,989

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three-month periods ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,
	2019	2018
Service charges on deposit accounts	$509	$511
ATM and interchange fees	503	453
Investment advisory income	27	57
Other	26	37
Revenue from contracts with customers	1,065	1,058

Gain on sale of SBA loans	761	964
Mortgage banking income	15,817	3,289
Increase in cash value of life insurance	162	111
Real estate lease income	151	158
Other	170	201
Other noninterest income	17,061	4,723

Total noninterest income	$18,126	$5,781

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

15.	Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company is a lessor in certain leasing agreements, such as office space, and is a lessee in others, such as certain office space and equipment. The Company's operating leases have terms that expire at different dates through August 2028, and some also include options to extend the leases in five year increments.

On October 1, 2019, the Company adopted FASB ASC 842 and all subsequent updates that modified FASB ASC 842. For the Company, this update primarily affected the accounting treatment for operating lease agreements. With the adoption of FASB ASC 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a “right of use” (“ROU”) asset and a corresponding lease liability. All of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet.

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheet and was $6.0 million at December 31, 2019. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The Company recorded a $6.1 million lease liability in other liabilities on the consolidated balance sheet at December 31, 2019.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments. Regarding the discount rate, FASB ASC 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to October 1, 2019, the rate for the remaining lease term as of October 1, 2019 was used.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants. At December 31, 2019, the Company had not entered into any leases that had yet to commence.

The components of lease expense were as follows:

Three Months Ended
December 31, 2019
Operating lease cost	$290
Short-term lease cost	120
$410

Future minimum commitments due under these lease agreements as of December 31, 2019 are as follows:

2020 (remaining nine months)	$761
2021	629
2022	497
2023	382
2024	274
Thereafter	5,802
Total lease payments	8,345
Less imputed interest	(2,256)
Total	$6,089

The lease term and discount rate at December 31, 2019 were as follows:

Weighted-average remaining lease term (years)	22.6
Weighted-average discount rate	2.75%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Supplemental cash information at December 31, 2019 related to leases was as follows:

Three months ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$234

ROU assets obtained in exchange for lease obligations:
Operating leases	$6,239

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2019 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three-month period ended December 31, 2019, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2019.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Comparison of Financial Condition at December 31, 2019 and September 30, 2019

Cash and Cash Equivalents. Cash and cash equivalents decreased $105,000 from $41.4 million at September 30, 2019 to $41.3 million at December 31, 2019.

Loans. Net loans receivable increased $41.0 million, from $810.7 million at September 30, 2019 to $851.7 million at December 31, 2019, due primarily to increases in commercial real estate loans of $33.6 million.

Loans Held for Sale. Loans held for sale increased $14.4 million, from $96.1 million at September 30, 2019 to $110.5 million at December 31, 2019, due to an increase in residential mortgage loans held for sale of $13.1 million and an increase in SBA loans held for sale of $1.3 million. The increase in residential mortgage loans held for sale is due to additional staff hired in 2018 and 2019 for the purpose of expanding the Company’s mortgage banking activities. As a result of this expansion, the Company originated $542.6 million of residential loans held for sale in the secondary market for the three-month period ended December 31, 2019 compared to $66.0 million in originations for the three-month period ended December 31, 2018.

Securities Available for Sale. Securities available for sale increased $389,000, from $177.3 million at September 30, 2019 to $177.7 million at December 31, 2019, due primarily to purchases of $4.6 million, partially offset by calls and maturities of $1.2 million, principal repayments of $2.1 million, and a decrease in unrealized gains on securities available for sale of $750,000.

Securities Held to Maturity. Investment securities held to maturity decreased $36,000 from September 30, 2019 to December 31, 2019 due to partial calls and principal repayments. There were no purchases of securities held to maturity during the three-month period ended December 31, 2019.

Deposits. Total deposits increased $51.2 million, from $834.4 million at September 30, 2019 to $885.6 million at December 31, 2019, due primarily to increases in interest bearing deposit accounts and non-interest bearing deposit accounts of $44.0 million and $7.2 million, respectively.

Borrowings. Borrowings from the FHLB increased $17.1 million, from $222.5 million at September 30, 2019 to $239.6 million at December 31, 2019. The increase in borrowings was primarily used to fund loan growth and the expansion of the Bank’s mortgage lending activities.

Equity. Stockholders’ equity attributable to the Company was $123.8 million at December 31, 2019, an increase of $2.7 million from September 30, 2019 due primarily to retained net income of $3.2 million, partially offset by a $584,000 decrease in accumulated other comprehensive income due to a decline in the market value of available for sale securities.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2019 and 2018

Overview. The Company reported net income of $3.4 million, or $1.44 per diluted share, for the three-month period ended December 31, 2019 compared to net income of $2.9 million, or $1.24 per diluted share, for the three-month period ended December 31, 2018. The annualized return on average assets and average common stockholders’ equity were 1.09% and 11.24%, respectively, for the three-month period ended December 31, 2019. The annualized return on average assets and average common stockholders’ equity were 1.11% and 11.82%, respectively, for the three-month period ended December 31, 2018.

Net Interest Income. Net interest income increased $1.3 million, or 13.7%, for the three-month period ended December 31, 2019 as compared to the same period in 2018. Average interest-earning assets increased $176.0 million and average interest-bearing liabilities increased $158.0 million when comparing the two periods. The tax-equivalent net interest margin was 3.83% for 2019 compared to 3.98% for 2018.

Total interest income increased $2.0 million, or 16.7%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $176.0 million, from $989.8 million for 2018 to $1.17 billion for 2019, partially offset by a decrease in the average tax equivalent yield on interest-earning assets from 4.88% for 2018 to 4.82% for 2019. The majority of the increase in average interest-earning assets was attributable to loans. The average balance of loans increased $171.6 million, or 22.5%, compared to 2018.

Total interest expense increased $650,000, or 29.2%, due to an increase in the average balance of interest-bearing liabilities of $158.0 million, from $777.1 million for 2018 to $935.1 million for 2019, and an increase in the average cost of interest-bearing liabilities from 1.15% for 2018 to 1.23% for 2019.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended December 31, 2019 and 2018. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21.0%.

	Three Months Ended December 31,
	2019			2018
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$46,296	$205	1.77%	$30,271	$153	2.02%
Loans	935,211	11,830	5.06	763,637	9,828	5.15
Investment securities	157,093	1,780	4.53	156,570	1,783	4.56
Agency mortgage-backed securities	13,057	83	2.54	29,133	193	2.65
FRB and FHLB stock	14,149	154	4.35	10,171	121	4.76
Total interest-earning assets	1,165,806	14,052	4.82	989,782	12,078	4.88

Noninterest-earning assets	99,149			66,632
Total assets	$1,264,955			$1,056,414

Liabilities and equity:
NOW accounts	$185,295	$138	0.30%	$178,846	$125	0.28%
Money market deposit accounts	116,426	305	1.05	110,769	316	1.14
Savings accounts	119,631	24	0.08	119,010	23	0.08
Time deposits	286,166	1,282	1.79	242,435	960	1.58
Total interest-bearing deposits	707,518	1,749	0.99	651,060	1,424	0.87

Repurchase agreements	-	-	0.00	1,352	1	0.30
FHLB borrowings	207,851	808	1.55	104,999	478	1.82
Other borrowings (1)	19,735	318	6.45	19,667	322	6.55
Total interest-bearing liabilities	935,104	2,875	1.23	777,078	2,225	1.15

Noninterest-bearing deposits	180,955			167,917
Other noninterest-bearing liabilities	26,390			10,844
Total liabilities	1,142,449			955,839

Total stockholders’ equity	122,399			99,193
Noncontrolling interest in subsidiary	107			1,382
Total equity	122,506			$100,575

Total liabilities and equity	$1,264,955			$1,056,414
Net interest income (taxable equivalent basis)		11,177			9,853
Less:taxable equivalent adjustment		(285)			(277)
Net interest income		$10,892			$9,576
Interest rate spread			3.59%			3.73%
Net interest margin			3.83%			3.98%
Average interest-earning assets to average interest-bearing liabilities			124.67%			127.37%

(1) Includes subordinated debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended December 31, 2019 and 2018. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$(24)	$76	$52
Loans	(191)	2,193	2,002
Investment securities	(10)	7	(3)
Agency mortgage-backed securities	(6)	(104)	(110)
FRB and FHLB stock	(12)	45	33
Total interest-earning assets	(243)	2,217	1,974

Interest expense:
Deposits	199	126	325
Repurchase agreements	-	(1)	(1)
Borrowings from FHLB	(107)	437	330
Subordinated debt	-	(4)	(4)
Total interest-bearing liabilities	92	558	650

Net increase (decrease) in net interest income (tax equivalent basis)	$(335)	$1,659	$1,324

Provision for Loan Losses. The provision for loan losses was $505,000 for the three-month period ended December 31, 2019 compared to $315,000, for the same period in 2018. Gross loans increased approximately $41.5 million for the three-month period ended December 31, 2019 compared to an increase of approximately $30.1 million for the three-month period ended December 31, 2018.

The Company recognized net charge-offs of $15,000 for the three-month period ended December 31, 2019 compared to net charge-offs of $18,000 for the same period in 2018.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $12.3 million for the three months ended December 31, 2019 as compared to the same period in 2018. The increase was due primarily to an increase in mortgage banking income of $12.5 million partially offset by a decrease in the net gain on sale of loans guaranteed by the SBA of $203,000. The increase in mortgage banking income is due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018. The Bank’s SBA lending activities are performed under Q2 Business Capital, LLC (“Q2”), which specializes in the origination and servicing of SBA loans. The Bank owns 51% of Q2 with the option to purchase the minority interest in September 2020. Gross revenues and expenses related to Q2 are reported in the consolidated statements of income, and the net income or net loss attributable to noncontrolling interests is then subtracted (in the case of net income) or added (in the case of net loss) to arrive at net income attributable to the Company. Additional details regarding the financial performance of the mortgage banking and SBA lending segments are included in Note 13 to the consolidated financial statements.

Noninterest Expense. Noninterest expense increased $12.9 million for the three months ended December 31, 2019 as compared to the same period in 2018. The increase was due primarily to increases in compensation and benefits, advertising, and occupancy and equipment expense of $10.6 million, $1.1 million and $597,000, respectively. The increase in compensation and benefits expense is attributable to the addition of new employees to support the growth of the Company, primarily its mortgage banking and SBA lending activities, and normal salary and benefits adjustments. The increase in advertising is primarily due to the mortgage banking segment. The increase in occupancy and equipment expense is primarily attributable to increases in lease and rental, depreciation and equipment, and software licensing expenses that are all primarily related to the mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $638,000 for the three months ended December 31, 2019, for an effective tax rate of 15.0%, as compared to income tax expense of $522,000, for an effective tax rate of 14.4%, for the same period in 2018. The increase in the effective tax rate for 2019 compared to 2018 is primarily due to an increase in taxable income and a decrease in bond tax credits.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2019, the Company had cash and cash equivalents of $41.3 million and securities available-for-sale with a fair value of $177.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2019, the Company (unconsolidated basis) had liquid assets of $7.1 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of December 31, 2019, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.27%, 11.46%, 11.46% and 12.51%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At December 31, 2019, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company's financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

For the three-month period ended December 31, 2019, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

	At December 31, 2019		At September 30, 2019
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$(2,841)	(6.73)%	$(4,945)	(12.43)%
200bp	(1,090)	(2.58)	(2,197)	(5.52)
100bp	(392)	(0.93)	(993)	(2.50)
(100)bp	47	0.11	750	1.89
(200)bp	(2,158)	(5.11)	(616)	(1.55)

At December 31, 2019, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $392,000, or 0.93%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 2.58% and 6.73%, respectively. An immediate and sustained decrease in rates of 1.00% will increase our net interest income by $47,000, or 0.11%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to decrease by 5.11%. All estimated changes presented in the above table are within the policy guidelines approved by the Company’s Board of Directors.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2019, (the “Evaluation Date”), the Company carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended September 30, 2019 filed with the SEC on December 16, 2019 (the “2019 Form 10-K”).

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our 2019 Form 10-K, management implemented additional controls and procedures described therein starting in the fourth quarter of 2019 in order to remediate the material weaknesses identified, and will continue to take steps as necessary that management and the Audit Committee believe will remediate the control deficiencies. However, the identified control deficiencies that led to the material weaknesses in internal control over financial reporting will not be considered fully addressed until the new and additional controls, processes and procedures have been in operation for a sufficient period of time to allow the Company’s management to conclude, through testing, that the controls are operating effectively and the material weaknesses have been fully remediated. Management expects the remediation of the material weaknesses will be completed by September 30, 2020.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2019 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended December 31, 2019:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Oct 1, 2019 through Oct 31, 2019	-	$-	-	49,504
Nov 1, 2019 through Nov 30, 2019	-	$-	-	49,504
Dec 1, 2019 through Dec 31, 2019	796	$66.35	796	48,708
Total	796	$66.35	796	48,708

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

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated February 10, 2020	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated February 10, 2020	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer