Form 10-Q
period 2020-03-31
First Savings Financial Group, Inc.
filed 2020-05-18
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

702 North Shore Drive, Suite 300, Jeffersonville, Indiana 47130

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code 1-812-283-0724

501 East Lewis & Clark Parkway, Clarksville, Indiana 47129
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

The number of shares outstanding of the registrant’s common stock as of May 4, 2020 was 2,375,324.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
(In thousands, except share and per share data)	2020	2019
ASSETS
Cash and due from banks	$11,790	$13,008
Interest-bearing deposits with banks	10,813	28,424
Total cash and cash equivalents	22,603	41,432

Interest-bearing time deposits	2,510	2,265
Securities available for sale, at fair value	184,684	177,302
Securities held to maturity	2,189	2,336

Loans held for sale, residential mortgage, at fair value	139,084	80,457
Loans held for sale, Small Business Administration	24,843	15,613
Loans, net of allowance for loan losses of $11,691 at March 31, 2020 and $10,040 at September 30, 2019	877,276	810,658
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	16,618	13,040
Premises and equipment	23,437	19,238
Other real estate owned, held for sale	1,838	1,893
Accrued interest receivable:
Loans	3,320	3,329
Securities	1,837	1,712
Cash surrender value of life insurance	31,383	26,546
Goodwill	9,848	9,848
Core deposit intangibles	1,309	1,416
Other assets	25,473	15,494
Total Assets	$1,368,252	$1,222,579

LIABILITIES
Deposits:
Noninterest-bearing	$178,894	$173,072
Interest-bearing	758,412	661,312
Total deposits	937,306	834,384

Federal funds purchased	-	4,000
Borrowings from Federal Home Loan Bank	270,000	222,544
Other borrowings	19,763	19,729
Accrued interest payable	787	935
Advance payments by borrowers for taxes and insurance	1,985	1,906
Accrued expenses and other liabilities	22,166	17,824
Total Liabilities	1,252,007	1,101,322

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,567,842 shares (2,565,606 at September 30, 2019); outstanding 2,375,324 shares (2,350,229 shares at September 30, 2019)	26	26
Additional paid-in capital	27,436	27,494
Retained earnings - substantially restricted	93,425	91,228
Accumulated other comprehensive income	472	7,296
Unearned stock compensation	(446)	(446)
Less treasury stock, at cost - 192,518 shares (215,377 shares at September 30, 2019)	(4,254)	(4,545)
Total First Savings Financial Group, Inc. Stockholders' Equity	116,659	121,053
Noncontrolling interests in subsidiary	(414)	204
Total Equity	116,245	121,257

Total Liabilities and Equity	$1,368,252	$1,222,579

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except share and per share data)	2020	2019	2020	2019
INTEREST INCOME
Loans, including fees	$11,858	$10,211	$23,671	$20,021
Securities:
Taxable	504	727	1,089	1,474
Tax-exempt	1,027	1,006	2,037	1,976
Dividend income	151	142	305	263
Interest-bearing deposits with banks	153	221	358	374
Total interest income	13,693	12,307	27,460	24,108

INTEREST EXPENSE
Deposits	1,625	1,607	3,374	3,031
Federal funds purchased	1	-	1	-
Repurchase agreements	-	1	-	2
Borrowings from Federal Home Loan Bank	838	520	1,646	998
Other borrowings	319	318	637	640
Total interest expense	2,783	2,446	5,658	4,671

Net interest income	10,910	9,861	21,802	19,437
Provision for loan losses	1,705	340	2,210	655

Net interest income after provision for loan losses	9,205	9,521	19,592	18,782

NONINTEREST INCOME
Service charges on deposit accounts	441	449	950	960
ATM and interchange fees	524	446	1,027	899
Net gain on sales of available for sale securities and time deposits	7	1	7	1
Net unrealized loss on equity securities	(29)	-	(27)	-
Net gain on sales of loans, Small Business Administration	1,229	521	1,990	1,485
Mortgage banking income	8,272	5,074	24,089	8,363
Increase in cash surrender value of life insurance	194	147	356	258
Commission income	83	77	110	134
Real estate lease income	152	157	303	315
Net gain (loss) on premises and equipment	(5)	8	(9)	9
Other income	126	209	324	446
Total noninterest income	10,994	7,089	29,120	12,870

NONINTEREST EXPENSE
Compensation and benefits	14,907	8,240	32,727	15,497
Occupancy and equipment	1,989	1,420	3,911	2,745
Data processing	546	479	1,048	906
Advertising	1,777	567	3,243	963
Professional fees	522	504	1,149	964
FDIC insurance premiums	99	112	103	178
Net (gain) loss on other real estate owned	(7)	7	(2)	(14)
Other operating expenses	2,242	1,551	4,168	3,057
Total noninterest expense	22,075	12,880	46,347	24,296
Income (loss) before income taxes	(1,876)	3,730	2,365	7,356
Income tax expense (benefit)	(774)	466	(136)	988
Net Income (Loss)	(1,102)	3,264	2,501	6,368
Less: net loss attributable to noncontrolling interests	(475)	(269)	(311)	(96)
Net Income (Loss) Attributable to First Savings Financial Group, Inc.	$(627)	$3,533	$2,812	$6,464

Net income (loss) per share:
Basic	$(0.27)	$1.53	$1.20	$2.82
Diluted	$(0.26)	$1.50	$1.18	$2.73

Weighted average shares outstanding:
Basic	2,355,750	2,307,155	2,348,145	2,295,788
Diluted	2,379,901	2,360,004	2,381,356	2,366,524

Dividends per share	$0.17	$0.16	$0.33	$0.31

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2020	2019	2020	2019
Net Income (Loss)	$(1,102)	$3,264	$2,501	$6,368

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(7,929)	2,964	(8,677)	4,744
Income tax benefit (expense)	1,694	(646)	1,858	(1,036)
Net of tax amount	(6,235)	2,318	(6,819)	3,708

Less: reclassification adjustment for realized gains included in net income	(7)	(1)	(7)	(1)
Income tax expense	2	-	2	-
Net of tax amount	(5)	(1)	(5)	(1)

Other Comprehensive Income (Loss)	(6,240)	2,317	(6,824)	3,707

Comprehensive Income (Loss)	(7,342)	5,581	(4,323)	10,075
Less: comprehensive loss attributable to noncontrolling interests	(475)	(269)	(311)	(96)

Comprehensive Income (Loss) Attributable to First Savings Financial Group, Inc.	$(6,867)	$5,850	$(4,012)	$10,171

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Compensation	Treasury Stock	Noncontrolling Interests in Subsidiary	Total
Six Months Ended March 31, 2019:
Balances at October 1, 2018	$26	$27,630	$76,523	$382	$(479)	$(5,269)	$1,432	$100,245

Net income (loss)	-	-	6,464	-	-	-	(96)	6,368

Other comprehensive income	-	-	-	3,707	-	-	-	3,707

Common stock dividends - $0.31 per share	-	-	(721)	-	-	-	-	(721)

Distributions to noncontrolling interests	-	-	-	-	-	-	(95)	(95)

Restricted stock grants, net of forfeitures - 2,329 shares	-	141	-	-	(141)	-	-	-

Stock compensation expense	-	35	-	-	86	-	-	121

Stock option exercises - 61,484 shares	-	(306)	-	-	-	1,183	-	877

Purchase of 10,968 treasury shares	-	-	-	-	-	(573)	-	(573)

Balances at March 31, 2019	$26	$27,500	$82,266	$4,089	$(534)	$(4,659)	$1,241	$109,929

Six Months Ended March 31, 2020:
Balances at October 1, 2019	$26	$27,494	$91,228	$7,296	$(446)	$(4,545)	$204	$121,257

Cumulative effect adjustment, adoption of ASU 2016-02	-	-	166	-	-	-	-	166

Net income (loss)	-	-	2,812	-	-	-	(311)	2,501

Other comprehensive loss	-	-	-	(6,824)	-	-	-	(6,824)

Common stock dividends - $0.33 per share	-	-	(781)	-	-	-	-	(781)

Distributions to noncontrolling interests	-	-	-	-	-	-	(307)	(307)

Restricted stock grants - 1,436 shares	-	95	-	-	(95)	-	-	-

Stock compensation expense	-	42	-	-	95	-	-	137

Stock option exercises - 28,361 shares	-	(195)	-	-	-	593	-	398

Purchase of 4,702 treasury shares	-	-	-	-	-	(302)	-	(302)

Balances at March 31, 2020	$26	$27,436	$93,425	$472	$(446)	$(4,254)	$(414)	$116,245

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,501	$6,368
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	2,210	655
Depreciation and amortization	761	860
Amortization of premiums and accretion of discounts on securities, net	269	240
Amortization and accretion of fair value adjustments on loans, net	(475)	(318)
Loans originated for sale	(1,111,120)	(200,737)
Proceeds on sales of loans	1,065,708	191,800
Net realized and unrealized gain on loans held for sale	(25,247)	(7,762)
Net realized and unrealized gain on other real estate owned	(13)	(25)
Net gain on sales of available for sale securities and time deposits	(7)	(1)
Increase in cash surrender value of life insurance	(356)	(258)
Net loss on equity securities	27	-
Net (gain) loss on sale of premises and equipment	9	(9)
Deferred income taxes	415	279
Stock compensation expense	139	120
Increase in accrued interest receivable	(116)	(315)
Increase (decrease) in accrued interest payable	(148)	582
Change in other assets and liabilities, net	(565)	(1,178)
Net Cash Used In Operating Activities	(66,008)	(9,699)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(490)	(690)
Proceeds from sales and maturities of interest-bearing time deposits	245	245
Purchase of securities available for sale	(27,406)	(18,296)
Proceeds from sales of securities available for sale	3,180	226
Proceeds from maturities of securities available for sale	4,150	3,505
Proceeds from maturities of securities held to maturity	139	132
Principal collected on securities	3,753	12,354
Net increase in loans	(68,638)	(59,358)
Purchase of Federal Home Loan Bank stock	(3,578)	(575)
Investment in cash surrender value of life insurance	(4,481)	(6,000)
Proceeds from sale of other real estate owned	68	123
Purchase of premises and equipment	(5,345)	(7,992)
Proceeds from sales of premises and equipment	118	51
Net Cash Used In Investing Activities	(98,285)	(76,275)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	102,922	13,658
Net decrease in federal funds purchased	(4,000)	-
Net increase in repurchase agreements	-	1
Increase (decrease) in Federal Home Loan Bank line of credit	(12,544)	5,938
Proceeds from Federal Home Loan Bank advances	240,000	95,000
Repayment of Federal Home Loan Bank advances	(180,000)	(30,000)
Net increase in advance payments by borrowers for taxes and insurance	79	56
Proceeds from exercise of stock options	148	337
Taxes paid on stock award shares for employees	(53)	(32)
Dividends paid on common stock	(781)	(721)
Distributions to noncontrolling interests	(307)	(95)
Net Cash Provided By Financing Activities	145,464	84,142
Net Decrease in Cash and Cash Equivalents	(18,829)	(1,832)

Cash and cash equivalents at beginning of period	41,432	42,274

Cash and Cash Equivalents at End of Period	$22,603	$40,442

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2020, the results of operations for the three- and six-month periods ended March 31, 2020 and 2019, and the cash flows for the six-month periods ended March 31, 2020 and 2019. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2020:
Securities available for sale:

Agency mortgage-backed	$8,855	$479	$-	$9,334
Agency CMO	8,427	91	80	8,438
Privately-issued CMO	1,063	6	40	1,029
Privately-issued ABS	949	43	56	936
SBA certificates	718	30	3	745
Municipal bonds	164,013	2,020	1,831	164,202

Total securities available for sale	$184,025	$2,669	$2,010	$184,684

Securities held to maturity:

Agency mortgage-backed	$93	$6	$-	$99
Municipal bonds	2,096	326	-	2,422

Total securities held to maturity	$2,189	$332	$-	$2,521

The Company obtains pricing for its available for sale securities portfolio from an independent third party pricing service approximately 10 days prior to each month end. Due to significant market movements at the end of March 2020 in response to the COVID-19 pandemic, the values obtained for the available for sale securities portfolio showed a significant decrease compared to the prior quarter. However, based on changes in the market subsequent to the valuation date management believes the decrease in the valuation of the available for sale securities portfolio would have been partially mitigated at March 31, 2020.

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

The amortized cost and fair value of investment securities as of March 31, 2020 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$4,304	$4,371	$244	$277
Due after one year through five years	26,250	26,564	999	1,141
Due after five years through ten years	25,012	25,431	718	844
Due after ten years	108,447	107,836	135	160
CMO	9,490	9,467	-	-
ABS	949	936	-	-
SBA certificates	718	745	-	-
Mortgage-backed securities	8,855	9,334	93	99

	$184,025	$184,684	$2,189	$2,521

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at March 31, 2020 and September 30, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
March 31, 2020:
Securities available for sale:

Continuous loss position less than twelve months:
Agency CMO	3	$3,877	$80
Privately-issued CMO	3	947	28
Privately-issued ABS	2	489	56
Municipals	103	58,572	1,831

Total less than twelve months	111	63,885	1,995

Continuous loss position more than twelve months:
Privately-issued CMO	1	23	12
SBA certificates	1	259	3

Total more than twelve months	2	282	15

Total securities available for sale	113	$64,167	$2,010

September 30, 2019:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	3	$1,248	$1
Agency CMO	1	1,962	1
Municipal bonds	3	1,694	16

Total less than twelve months	7	4,904	18

Continuous loss position more than twelve months:
Agency mortgage-backed	2	785	11
Agency CMO	2	956	6
Privately-issued CMO	1	33	2
SBA certificates	1	451	6
Municipal bonds	1	140	1

Total more than twelve months	7	2,365	26

Total securities available for sale	14	$7,269	$44

At March 31, 2020 and September 30, 2019, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at March 31, 2020, which consisted of U.S. government agency mortgage backed securities and CMOs, privately issued CMOs, SBA certificates and municipal bonds, had a fair value as a percentage of amortized cost of 96.96%. All of the agency and municipal securities are issued by U.S. government-sponsored enterprises and municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At March 31, 2020, the Company held twelve privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $984,000 and fair value of $959,000 that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various nationally recognized statistical rating organizations (“NRSROs”).

At March 31, 2020, four privately-issued CMO securities and two privately-issued ABS were in a loss position and had depreciated approximately 6.16% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $1.5 million and a total unrealized loss of $96,000 at March 31, 2020. The two privately-issued ABS and one privately-issued CMO were rated below investment grade by NRSROs, and had a total fair value of $948,000 and a total unrealized loss of $28,000. The remaining three privately-issued CMO securities were rated above investment grade by NRSROs, and had a total fair value of $511,000 and a total unrealized loss of $68,000. Based on the independent third party analysis of the expected cash flows, management determined that no other-than-temporary impairment was required to be recognized on the privately issued CMO and ABS portfolios at March 31, 2020. While the Company does not anticipate additional credit-related impairment losses at March 31, 2020, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related impairment charge in the future.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

During the three and six-month periods ended March 31, 2020, the Company realized gross gains on sales of available for sale securities of $15,000, and gross losses of $8,000. During the three and six-month periods ended March 31, 2019, the Company realized gross gains on sales of available for sale securities of $1,000, and no gross losses.

Certain available for sale debt securities were pledged under repurchase agreements and to secure FHLB borrowings at March 31, 2020 and September 30, 2019, and may be pledged to secure federal funds borrowings.

3.	Loans and Allowance for Loan Losses

Loans at March 31, 2020 and September 30, 2019 consisted of the following:

	March 31, 2020	September 30, 2019
	(In thousands)
Real estate mortgage:
1-4 family residential	$196,378	$198,067
Commercial	483,368	436,020
Multifamily residential	39,068	38,226
Residential construction	9,542	12,545
Commercial construction	10,414	6,995
Land and land development	10,192	10,536
Commercial business	88,091	73,034

Consumer:
Home equity	35,892	28,651
Auto	13,052	13,347
Other consumer	2,298	2,663
Total Loans	888,295	820,084

Deferred loan origination fees and costs, net	672	614
Allowance for loan losses	(11,691)	(10,040)

Loans, net	$877,276	$810,658

During the six-month period ended March 31, 2020, there was no significant change in the Company’s lending activities or the methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019. Certain qualitative factors used to determine the allowance for loan losses at March 31, 2020 were increased due to economic uncertainties related to the novel coronavirus (“COVID-19”).

At March 31, 2020 and September 30, 2019, the Bank did not own any residential real estate properties where physical possession has been obtained. At March 31, 2020 and September 30, 2019, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $1.4 million and $1.3 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of March 31, 2020:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$196,378	$483,368	$39,068	$19,956	$10,192	$88,091	$51,242	$888,295

Accrued interest receivable	550	1,935	88	94	21	508	124	3,320

Net deferred loan origination fees and costs	(103)	444	(36)	18	(4)	380	(27)	672

Recorded investment in loans	$196,825	$485,747	$39,120	$20,068	$10,209	$88,979	$51,339	$892,287

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$5,501	$11,320	$702	$-	$1	$2,066	$224	$19,814

Collectively evaluated for impairment	191,324	474,427	38,418	20,068	10,208	86,913	51,115	872,473

Ending balance	$196,825	$485,747	$39,120	$20,068	$10,209	$88,979	$51,339	$892,287

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of March 31, 2020 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$-	$1,645	$-	$-	$-	$556	$-	$2,201

Collectively evaluated for impairment	400	5,290	499	366	203	2,031	701	9,490

Ending balance	$400	$6,935	$499	$366	$203	$2,587	$701	$11,691

An analysis of the allowance for loan losses as of September 30, 2019 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$10	$512	$-	$-	$-	$-	$23	$545

Collectively evaluated for impairment	328	5,869	478	421	209	1,639	551	9,495

Ending balance	$338	$6,381	$478	$421	$209	$1,639	$574	$10,040

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2020 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$339	$6,694	$481	$395	$201	$1,753	$667	$10,530
Provisions	54	348	18	(29)	2	1,229	83	1,705
Charge-offs	(4)	(107)	-	-	-	(396)	(62)	(569)
Recoveries	11	-	-	-	-	1	13	25

Ending balance	$400	$6,935	$499	$366	$203	$2,587	$701	$11,691

An analysis of the changes in the allowance for loan losses for the six months ended March 31, 2020 is as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land & Land Development	Commercial Business	Consumer	Total
	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$338	$6,381	$478	$421	$209	$1,639	$574	$10,040
Provisions	78	623	21	(55)	(6)	1,338	211	2,210
Charge-offs	(36)	(115)	-	-	-	(396)	(126)	(673)
Recoveries	20	46	-	-	-	6	42	114

Ending balance	$400	$6,935	$499	$366	$203	$2,587	$701	$11,691

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of March 31, 2020 and for the three and six months ended March 31, 2020 and 2019.

	At March 31, 2020			Three Months Ended March 31,				Six Months Ended March 31,
				2020	2020	2019	2019	2020	2020	2019	2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$5,501	$5,961	$-	$5,338	$34	$5,132	$29	$5,215	$61	$5,203	$63
Commercial real estate	4,430	4,594	-	5,399	47	6,616	80	5,402	109	6,675	162
Multifamily	702	703	-	352	-	-	-	234	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	1	1	-	1	-	-	-	-	-	12	-
Commercial business	497	602	-	347	-	277	2	267	1	283	4
Consumer	66	66	-	75	-	118	1	77	2	119	2
	$11,197	$11,927	$-	$11,512	$81	$12,143	$112	$11,195	$173	$12,292	$231

Loans with an allowance recorded:
Residential real estate	$-	$-	$-	$55	$-	$91	$-	$39	$-	$172	$-
Commercial real estate	6,890	7,048	1,645	4,611	-	2,104	-	3,953	-	1,722	-
Multifamily	-	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	-	-	-	-	-	-	-	-	-	-	-
Commercial business	1,569	1,881	556	940	-	20	-	627	-	11	-
Consumer	158	160	-	183	-	153	-	174	-	164	-
	$8,617	$9,089	$2,201	$5,789	$-	$2,368	$-	$4,793	$-	$2,069	$-

Total:
Residential real estate	$5,501	$5,961	$-	$5,393	$34	$5,223	$29	$5,254	$61	$5,375	$63
Commercial real estate	11,320	11,642	1,645	10,010	47	8,720	80	9,355	109	8,397	162
Multifamily	702	703	-	352	-	-	-	234	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-	-
Land and land development	1	1	-	1	-	-	-	-	-	12	-
Commercial business	2,066	2,483	556	1,287	-	297	2	894	1	294	4
Consumer	224	226	-	258	-	271	1	251	2	283	2
	$19,814	$21,016	$2,201	$17,301	$81	$14,511	$112	$15,988	$173	$14,361	$231

The Company did not recognize any interest income using the cash receipts method during the three- and six-month periods ended March 31, 2020 and 2019.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2020:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)
Residential real estate	$2,655	$-	$2,655
Commercial real estate	8,224	-	8,224
Multifamily	702	-	702
Construction	-	-	-
Land and land development	1	-	1
Commercial business	2,062	-	2,062
Consumer	163	-	163

Total	$13,807	$-	$13,807

The following table presents the recorded investment in nonperforming loans at September 30, 2019:

	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)
Residential real estate	$2,580	$12	$2,592
Commercial real estate	2,425	-	2,425
Multifamily	-	-	-
Construction	-	-	-
Land and land development	-	-	-
Commercial business	-	-	-
Consumer	163	-	163

Total	$5,168	$12	$5,180

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at March 31, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential real estate	$1,832	$364	$1,837	$4,033	$192,792	$196,825
Commercial real estate	1,828	1,116	2,409	5,353	480,394	485,747
Multifamily	-	-	-	-	39,120	39,120
Construction	-	-	-	-	20,068	20,068
Land and land development	-	-	1	1	10,208	10,209
Commercial business	219	437	-	656	88,323	88,979
Consumer	41	1	4	46	51,293	51,339

Total	$3,920	$1,918	$4,251	$10,089	$882,198	$892,287

The following table presents the aging of the recorded investment in past due loans at September 30, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential real estate	$1,619	$577	$1,121	$3,317	$195,279	$198,596
Commercial real estate	892	772	1,523	3,187	435,163	438,350
Multifamily	-	-	-	-	38,292	38,292
Construction	-	-	-	-	19,660	19,660
Land and land development	-	-	-	-	10,564	10,564
Commercial business	182	-	-	182	73,666	73,848
Consumer	77	17	19	113	44,604	44,717

Total	$2,770	$1,366	$2,663	$6,799	$817,228	$824,027

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of March 31, 2020, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)
Pass	$193,101	$471,765	$38,418	$20,068	$10,208	$85,585	$51,310	$870,455
Special Mention	-	141	-	-	-	90	-	231
Substandard	3,588	13,841	702	-	1	3,304	29	21,465
Doubtful	136	-	-	-	-	-	-	136
Loss	-	-	-	-	-	-	-	-

Total	$196,825	$485,747	$39,120	$20,068	$10,209	$88,979	$51,339	$892,287

As of September 30, 2019, the recorded investment in loans by risk category was as follows:

	Residential Real Estate	Commercial Real Estate	Multifamily	Construction	Land and Land Development	Commercial Business	Consumer	Total
	(In thousands)
Pass	$194,591	$424,989	$37,823	$19,660	$10,564	$71,050	$44,618	$803,295
Special Mention	-	904	-	-	-	-	-	904
Substandard	3,946	12,457	469	-	-	2,798	97	19,767
Doubtful	59	-	-	-	-	-	2	61
Loss	-	-	-	-	-	-	-	-

Total	$198,596	$438,350	$38,292	$19,660	$10,564	$73,848	$44,717	$824,027

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

The following table summarizes the Company’s recorded investment in TDRs at March 31, 2020 and September 30, 2019. There was $622,000 of specific reserves included in the allowance for loan losses related to TDRs at March 31, 2020. There was no specific reserve included in the allowance for loan losses related to commercial real estate TDRs at September 30, 2019.

	Accruing	Nonaccrual	Total
	(In thousands)
March 31, 2020:
Residential real estate	$2,846	$184	$3,030
Commercial real estate	3,096	4,451	7,547
Commercial business	3	-	3
Consumer	61	-	61
Total	$6,006	$4,635	$10,641

September 30, 2019:
Residential real estate	$1,868	$351	$2,219
Commercial real estate	5,222	59	5,281
Commercial business	105	-	105
Consumer	70	-	70
Total	$7,265	$410	$7,675

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information regarding TDRs that were restructured during the three- and six-month periods ended March 31, 2020:

	Number of Loans	Pre- Modification Principal Balance	Post- Modification Principal Balance
	(Dollars in thousands)
Three Months Ended March 31, 2020:
Residential real estate	1	$1,099	$1,100
Commercial real estate	1	3,831	3,832
Total	2	$4,930	$4,932
Six Months Ended March 31, 2020:
Residential real estate	1	$1,099	$1,100
Commercial business	1	3,831	3,832
Total	2	$4,930	$4,932

There were no TDRs that were restructured during the three- and six-month periods ended March 31, 2019.

At March 31, 2020 and September 30, 2019, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the three- and six-month periods ended March 31, 2020 and 2019. At March 31, 2020, there was $622,000 of specific allowance for loan losses related to TDRs modified during the three- and six-month periods ended March 31, 2020. At March 31, 2019, there was no specific allowance for loan losses related to TDRs modified during the three- and six-month periods ended March 31, 2019. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three- and six-month periods ended March 31, 2020 and the three-month period ending March 31, 2019, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default. During the six-month period ended March 31, 2019, the Company had one TDR with an outstanding balance of $114,000 that was modified within the previous twelve months and for which there was a payment default.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance indicates that, in consultation with the Financial Accounting Standards Board (“FASB”), the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. As of May 8, 2020, the Company had approved payment extensions or loan forbearance agreements using this guidance on approximately $86.1 million of balances in the loan portfolio, of which $77.7 million related to commercial real estate, $5.8 million related to residential real estate and consumer loans, and $2.6 million related to SBA lending relationships. These payment extensions or loan forbearance agreements are generally for periods of three months or less.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

SBA Loan Servicing Rights

The Company originates loans to commercial customers under the SBA 7(a) program and other programs, and sells the guaranteed portion of the SBA loans with servicing rights retained. Loan servicing rights on originated SBA loans that have been sold are initially recorded at fair value. Capitalized SBA servicing rights are then amortized in proportion to and over the period of estimated net servicing income. Impairment of SBA servicing rights is assessed using the present value of estimated future cash flows.

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

The unpaid principal balance of SBA loans serviced for others was $168.4 million, $165.0 million and $137.6 million at March 31, 2020, September 30, 2019 and March 31, 2019, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $13,000 and $30,000 for the three- and six-month periods ended March 31, 2020, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $9,000 and $16,000 for the three- and six-month periods ended March 31, 2019, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $407,000 and $819,000 for the three- and six-month periods ended March 31, 2020, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $301,000 and $573,000 for the three- and six-month periods ended March 31, 2019, respectively. Net servicing income and costs are included in other noninterest income in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of SBA loan servicing rights for the three- and six-month periods ended March 31, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(In thousands)
Balance, beginning of period	$3,005	$2,554	$3,030	$2,405
Servicing rights resulting from transfers of loans	329	192	551	443
Amortization	(250)	(151)	(467)	(253)
Change in valuation, allowance	(193)	-	(223)	-
Balance, end of period	$2,891	$2,595	$2,891	$2,595

The valuation allowance related to SBA loan servicing rights at March 31, 2020 and September 30, 2019 was $371,000 and $148,000, respectively.

Mortgage Servicing Rights (“MSRs”)

The Company originates residential mortgage loans for sale in the secondary market and in August 2019 began retaining servicing for certain of these loans when they are sold. MSRs retained for originated loans that have been sold are accounted for at fair value. The fair value of MSRs is determined using the present value of estimated expected net servicing income using assumptions about expected mortgage loan prepayment rates, discount rate, servicing costs, and other economic factors, which are determined based on current market conditions. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future. Changes in fair value of MSRs are recorded in mortgage banking income in the accompanying consolidated statements of income. MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in the credit quality of the underlying loans.

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the MSRs at March 31, 2020 and September 30, 2019 were as follows:

Assumption	Range of Assumption (Weighted Average) March 31, 2020	Range of Assumption (Weighted Average) September 30, 2019
Discount rate	9.25%	9.25%
Prepayment rate	4.06% to 89.72% (25.09%)	4.42% to 72.79% (18.75%)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The unpaid principal balance of residential mortgage loans serviced for others was $497.5 million and $91.6 million at March 31, 2020 and September 30, 2019, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $3.9 million and $427,000 at March 31, 2020 and September 30, 2019, respectively. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $106,000 and $96,000 for the three and six months ended March 31, 2020, respectively, and are included in other noninterest income in the consolidated statements of income.

Changes in the carrying value of MSRs accounted for at fair value for the three- and six-months ended March 31, 2020 were as follows:

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
	(In thousands)
Fair value as of beginning of period	$3,254	$934
Servicing rights capitalized	1,908	4,185
Changes in fair value related to:
Loan repayments	(145)	(184)
Changes in valuation model inputs or assumptions	(962)	(880)

Fair value as of end of period	$4,055	$4,055

4.	Deposits

Deposits at March 31, 2020 and September 30, 2019 consisted of the following:

	March 31, 2020	September 30, 2019
	(In thousands)
Noninterest-bearing demand deposits	$178,894	$173,072
NOW accounts	183,776	173,746
Money market accounts	108,494	121,281
Savings accounts	125,007	120,393
Retail time deposits	167,890	146,227
Brokered time deposits	173,245	99,665

Total	$937,306	$834,384

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Supplemental Disclosure for Net Income (Loss) Per Share

Net income (loss) per share information is presented below for the three- and six-month periods ended March 31, 2020 and 2019.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income (loss) attributable to First Savings Financial Group, Inc.	$(627)	$3,533	$2,812	$6,464
Shares:
Weighted average common shares outstanding, basic	2,355,750	2,307,155	2,348,145	2,295,788

Net income (loss) per common share, basic	$(0.27)	$1.53	$1.20	$2.82

Diluted:
Earnings:
Net income (loss) attributable to First Savings Financial Group, Inc.	$(627)	$3,533	$2,812	$6,464
Shares:
Weighted average common shares outstanding, basic	2,355,750	2,307,155	2,348,145	2,295,788
Add: Dilutive effect of outstanding options	21,440	50,205	29,220	65,650
Add: Dilutive effect of restricted stock	2,711	2,644	3,991	5,086
Weighted average common shares outstanding, as adjusted	2,379,901	2,360,004	2,381,356	2,366,524

Net income (loss) per common share, diluted	$(0.26)	$1.50	$1.18	$2.73

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three- and six-month periods ended March 31, 2020 and 2019. Stock options for 22,158 and 19,158 shares of common stock were excluded from the calculation of diluted net income per common share for the three- and six-month periods ended March 31, 2020, respectively, because their effect was antidilutive. Stock options for 10,200 shares of common stock were excluded from the calculation of diluted net income per common share for the three- and six-month periods ended March 31, 2019, because their effect was antidilutive.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2020	2019
	(In thousands)
Cash payments for:
Interest	$5,820	$4,095
Income taxes (net of refunds received)	1,195	337
Noncash investing and financing activities:
Transfers from loans to other real estate owned	-	224
Proceeds from sales of other real estate owned financed through loans	-	47
Right-of-use assets obtained in exchange for lease obligations	7,506	-
Noncash exercise of stock options	249	542
Transfers from premises and equipment to other real estate owned	-	1,838

7.	Fair Value Measurements and Disclosures about Fair Value of Financial Instruments

FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are described as follows:

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2020 and September 30, 2019.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2020:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency mortgage-backed	$-	$9,334	$-	$9,334
Agency CMO	-	8,438	-	8,438
Privately-issued CMO	-	1,029	-	1,029
Privately-issued ABS	-	936	-	936
SBA certificates	-	745	-	745
Municipal	-	164,202	-	164,202
Total securities available for sale	$-	$184,684	$-	$184,684
Residential mortgage loans held for sale – fair value option elected	$-	$139,084	$-	$139,084
Derivative assets (included in other assets)	$-	$30	$5,678	$5,708
Equity securities (included in other assets)	$58	$-	$-	$58
Mortgage servicing rights (included in other assets)	$-	$-	$4,055	$4,055

Liabilities Measured - Recurring Basis:
Derivative liabilities (included in other liabilities)	$-	$7,420	$-	$7,420

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$-	$-	$5,501	$5,501
Commercial real estate	-	-	9,675	9,675
Multifamily real estate	-	-	702	702
Commercial business	-	-	1,510	1,510
Land and land development	-	-	1	1
Consumer	-	-	224	224
Total impaired loans	$-	$-	$17,613	$17,613
SBA loans held for sale	$-	$-	$24,843	$24,843
SBA loan servicing rights	$-	$-	$2,891	$2,891
Other real estate owned, held for sale:
Former bank premises	$-	$-	$1,838	$1,838
Total other real estate owned	$-	$-	$1,838	$1,838

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Other than SBA loans held for sale (see discussion below), there have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six-month period ended March 31, 2020.

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

The Company obtains pricing for its available for sale securities portfolio from an independent third party pricing service approximately 10 days prior to each month end. Due to significant market movements at the end of March 2020 in response to the COVID-19 pandemic, the values obtained for the available for sale securities portfolio showed a significant decrease compared to the prior quarter. However, based on changes in the market subsequent to the valuation date management believes the decrease in the valuation of the available for sale securities portfolio would have been partially mitigated at March 31, 2020.

Residential Mortgage Loans Held for Sale. The Company elected to record substantially all of its residential mortgage loans held for sale at fair value in accordance with FASB ASC 825-10. The fair value of residential mortgage loans held for sale is based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and is classified as Level 2 in the fair value hierarchy.

SBA Loans Held for Sale. SBA loans held for sale are carried at the lower of cost or market value. At September 30, 2019, the fair value of SBA loans held for sale was obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and was classified as Level 2 in the fair value hierarchy. At March 31, 2020, the fair value of SBA loans held for sale reflects management’s estimate based on the weighted average price of SBA loans sold to investors during the prior quarter, and is classified as Level 3 in the fair value hierarchy.

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

The table below presents a reconciliation of derivative assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and six-months ended March 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2020	2019	2020	2019
Beginning balance	$2,921	$658	$3,269	$380
Unrealized gains recognized in earnings,
net of settlements	2,757	1,047	2,409	1,325

Ending balance	$5,678	$1,705	$5,678	$1,705

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Gains recognized in earnings for the three-month periods ended March 31, 2020 and 2019 attributable to Level 3 derivative assets held at the balance sheet date were $5.7 million and $1.7 million, respectively. Gains recognized in earnings for the six-month periods ended March 31, 2020 and 2019 attributable to Level 3 derivative assets held at the balance sheet date were $5.7 million and $1.7 million, respectively.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of March 31, 2020 and September 30, 2019.

Financial Instrument	Significant Unobservable Inputs	Range of Inputs March 31, 2020	Range of Inputs September 30, 2019
Interest rate lock commitments	Pull-through rate	25% - 100%	55% - 100%
	Direct costs to close	1%	1%

Mortgage Servicing Rights. The current market for MSRs is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses a discounted cash flow valuation model from an independent third party to determine the fair value of MSRs. The discounted cash flow model approach consists of projecting expected servicing cash flows and calculating the present value. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds, discount rates and loan servicing costs. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. A reconciliation of MSRs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and a summary of the significant unobservable inputs used in the MSR valuation is presented in Note 3. Changes in the fair value of MSRs are included in mortgage banking income in the accompanying consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At March 31, 2020 and September 30, 2019, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At March 31, 2020 and September 30, 2019, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts from appraised value ranging from 0.0% to 90% and estimated costs to sell the collateral ranging from 0.0% to 12.0%. During the three-month periods ended March 31, 2020 and 2019, the Company recognized provisions for loan losses of $1.8 million and $379,000, respectively, for impaired loans. During the six-month periods ended March 31, 2020 and 2019, the Company recognized provisions for loan losses of $1.9 million and $546,000, respectively, for impaired loans.

SBA Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At March 31, 2020, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 7.73% to 16.13% with a weighted average of 12.49% and prepayment speed assumptions ranging from 9.02% to 23.97% with a weighted average rate of 16.16%. At September 30, 2019, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 6.82% to 26.61% with a weighted average of 11.11% and prepayment speed assumptions ranging from 6.80% to 21.17% with a weighted average rate of 14.10%. Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company recognized $193,000 and $223,000 of impairment charges on loan servicing rights for the three- and six-month periods ended March 31, 2020, respectively. The Company did not recognize any impairment charges on loan servicing rights for the three- and six-month periods ended March 31, 2019.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At March 31, 2020, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 15.0% to 30.9% with a weighted average of 30.1%. At September 30, 2019, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 0.0% to 15.0% with a weighted average of 10.5%. The Company did not recognize any charges to write down other real estate owned to fair value for the three- and six-month periods ended March 31, 2020 and 2019.

Transfers Between Categories. As previously described, management used different valuation methodologies related to SBA loans held for sale at March 31, 2020 and September 30, 2019, resulting in a change in classification from Level 2 to Level 3 for those types of instruments. Other than that change, there were no transfers into or out of Levels 1, 2, or 3 of the fair value hierarchy for the three- and six-month periods ended March 31, 2020 and 2019.

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition date of an eligible financial asset or financial liability, and may not be revoked once made.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale effective July 1, 2018, including all loans originated by the Company’s wholesale lending division. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of March 31, 2020 and September 30, 2019.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of March 31, 2020 and September 30, 2019.

(In thousands)	Aggregate Fair Value March 31, 2020	Aggregate Principal Balance March 31, 2020	Difference
Residential mortgage loans held for sale	$139,084	$134,280	$4,804

(In thousands)	Aggregate Fair Value September 30, 2019	Aggregate Principal Balance September 30, 2019	Difference
Residential mortgage loans held for sale	$80,457	$77,787	$2,670

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three- and six-month periods ended March 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2020	2019	2020	2019
Gains – included in mortgage banking income	$980	$437	$3,356	$1,026
Interest income	950	187	1,841	341

	$1,930	$624	$5,197	$1,367

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

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
		(In thousands)
March 31, 2020:
Financial assets:
Cash and due from banks	$11,790	$11,790	$-	$-
Interest-bearing deposits with banks	10,813	10,813	-	-
Interest-bearing time deposits	2,510	-	2,510	-
Securities available for sale	184,684	-	184,684	-
Securities held to maturity	2,189	-	2,521	-
Residential mortgage loans held for sale	139,084	-	139,084	-
SBA loans held for sale	24,843	-	-	27,409
Loans, net	877,276	-	-	934,710
FRB and FHLB stock	16,618	N/A	N/A	N/A
Accrued interest receivable	5,157	-	5,157	-
SBA loan servicing rights (included in other assets)	2,891	-	-	2,891
Residential mortgage loan servicing rights (included in other assets)	4,055	-	-	4,055
Derivative assets (included in other assets)	5,708	-	30	5,678
Equity securities (included in other assets)	58	58	-	-

Financial liabilities:
Deposits	937,306	-	-	939,967
Borrowings from FHLB	270,000	-	272,292	-
Subordinated note	19,763	-	22,015	-
Accrued interest payable	787	-	787	-
Advance payments by borrowers for taxes and insurance	1,985	-	1,985	-
Derivative liabilities (included in other liabilities)	7,420	-	7,420	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3
		(In thousands)
September 30, 2019:
Financial assets:
Cash and due from banks	$13,008	$13,008	$-	$-
Interest-bearing deposits with banks	28,424	28,424	-	-
Interest-bearing time deposits	2,265	-	2,265	-
Securities available for sale	177,302	-	177,302	-
Securities held to maturity	2,336	-	2,670	-
Residential mortgage loans held for sale	80,457	-	80,457	-
SBA loans held for sale	15,613	-	17,040	-
Loans, net	810,658	-	-	841,646
FRB and FHLB stock	13,040	N/A	N/A	N/A
Accrued interest receivable	5,041	-	5,041	-
SBA Loan servicing rights (included in other assets)	3,030	-	-	3,030
Residential mortgage loan servicing rights (included in other assets)	934	-	-	934
Derivative assets (included in other assets)	3,399	-	130	3,269
Equity securities (included in other assets)	85	85	-	-

Financial liabilities:
Deposits	834,384	-	-	835,384
Federal funds purchased	4,000	-	4,000	-
Borrowings from FHLB	222,544	-	222,432	-
Subordinated note	19,729	-	21,143	-
Accrued interest payable	935	-	935	-
Advance payments by borrowers for taxes and insurance	1,906	-	1,906	-
Derivative liabilities (included in other liabilities)	329	-	329	-

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three- and six-month periods ended March 31, 2020 and 2019. The ESOP trust held 124,117 and 136,219 shares of Company common stock at March 31, 2020 and September 30, 2019, respectively.

9.	Stock Based Compensation Plans

The Company maintains two equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, and the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At March 31, 2020, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan. At March 31, 2020, 7,255 shares of the Company’s common stock were available for issuance under the 2016 Plan, all of which were available for stock options. There are no restricted stock shares available for issuance under the 2016 Plan as of March 31, 2020. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

The fair value of options granted during the six-month period ended March 31, 2020 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.0 years
Weighted average fair value at grant date	$6.13

A summary of stock option activity as of March 31, 2020, and changes during the six-month period then ended is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at beginning of period	84,806	$34.13
Granted	11,958	66.35
Exercised	(28,361)	14.01
Forfeited or expired	-	-
Outstanding at end of period	68,403	$48.11	7.4	$-
Vested and expected to vest	68,403	$48.11	7.4	$-
Exercisable at end of period	29,067	$42.04	6.8	$-

The intrinsic value of stock options exercised during the six-month period ended March 31, 2020 was $1.4 million. The intrinsic value of stock options exercised during the six-month period ended March 31, 2019 was $2.4 million. The Company recognized compensation expense related to stock options of $22,000 and $42,000 for the three- and six-month periods ended March 31, 2020, respectively. The Company recognized compensation expense related to stock options of $17,000 and $35,000 for the three- and six-month periods ended March 31, 2019, respectively. At March 31, 2020, there was $205,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 2.92 years. Cash received from the exercise of stock options and the tax benefit from the exercise of stock options were $148,000 and $134,000, respectively, for the six-month period ended March 31, 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three- and six-month periods ended March 31, 2020 was $49,000 and $96,000, respectively. Compensation expense related to restricted stock recognized for the three and six-month periods ended March 31, 2019 was $44,000 and $85,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of March 31, 2020 and changes during the six-month period then ended is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at October 1, 2019	13,458	$44.62
Granted	1,436	$66.35
Vested	(4,086)	$43.24
Forfeited	-	-
Nonvested at March 31, 2020	10,808	$48.04

There were 4,086 restricted shares vested during the six-month period ended March 31, 2020 with a total fair value of $271,000. There were 3,653 restricted shares that vested during the six-month period ended March 31, 2019 with a total fair value of $216,000. At March 31, 2020, there was $446,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 2.78 years.

10.	Derivative Financial Instruments

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitment). The Company also enters into forward mortgage loan commitments to sell loans to various investors to protect itself against exposure to various factors and to reduce sensitivity to interest rate movements. Both the interest rate lock commitments and the related forward mortgage loan sales contracts are considered derivatives and are recorded on the accompanying consolidated balance sheets at fair value in accordance with FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in mortgage banking income in the accompanying consolidated statements of income. All such derivatives are considered stand-alone derivatives and have not been formally designated as hedges by management.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements. However, the Company has not elected to offset such financial instruments in the consolidated balance sheets. The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. At March 31, 2020, the Company had cash collateral posted with certain derivative counterparties of $7.1 million against its derivative obligations. The Company had no cash collateral posted with derivative counterparties at September 30, 2019. Cash collateral related to derivative contracts is recorded in other liabilities in the consolidated balance sheets.

The tables below provide information on the Company’s derivative financial instruments as of March 31, 2020 and September 30, 2019.

(In thousands)	Notional Amount March 31, 2020	Asset Derivatives March 31, 2020	Liability Derivatives March 31, 2020
Interest rate lock commitments	$392,638	$5,678	$-
Forward mortgage loan sale contracts	291,250	30	7,420

	$683,888	$5,708	$7,420

(In thousands)	Notional Amount September 30, 2019	Asset Derivatives September 30, 2019	Liability Derivatives September 30, 2019
Interest rate lock commitments	$258,545	$3,269	$-
Forward mortgage loan sale contracts	203,250	130	329

	$461,795	$3,399	$329

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three- and six-month periods ended March 31, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2020	2019	2020	2019
Interest rate lock commitments	$2,757	$1,047	$2,409	$1,325
Forward mortgage loan sale contracts	(10,380)	(624)	(10,817)	(775)

	$(7,623)	$423	$(8,408)	$550

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through January 1, 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% for 2019. The capital conservation buffer was 1.875% for 2018 and 2.5% for 2019. The Bank met all capital adequacy requirements to which it was subject as of March 31, 2020 and September 30, 2019.

As of March 31, 2020, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of March 31, 2020:
Total capital (to risk-weighted assets):
Consolidated	$134,721	12.48%	$86,356	8.00%	N/A	N/A
Bank	125,723	11.67	86,150	8.00	$107,687	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	$103,267	9.57%	$64,767	6.00%	N/A	N/A
Bank	114,032	10.59	64,612	6.00	$86,150	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$103,267	9.57%	$48,575	4.50%	N/A	N/A
Bank	114,032	10.59	48,459	4.50	$69,997	6.50%
Tier 1 capital (to average adjusted total assets):
Consolidated	$103,267	7.97%	$51,857	4.00%	N/A	N/A
Bank	114,032	8.91	51,215	4.00	$64,019	5.00%

As of September 30, 2019:
Total capital (to risk-weighted assets):
Consolidated	$130,700	13.85%	$75,474	8.00%	N/A	N/A
Bank	121,160	12.88	75,249	8.00	$94,061	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	$100,931	10.70%	$56,606	6.00%	N/A	N/A
Bank	111,120	11.81	56,437	6.00	$75,249	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$100,931	10.70%	$42,454	4.50%	N/A	N/A
Bank	111,120	11.81	42,327	4.50	$61,140	6.50%
Tier 1 capital (to average adjusted total assets):
Consolidated	$100,931	8.39%	$48,142	4.00%	N/A	N/A
Bank	111,120	9.34	47,564	4.00	$59,455	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. Under the new guidance, lessor accounting is largely unchanged. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new leases standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the new leases standard on October 1, 2019, and as a result the Company recorded a right-of-use asset of $6.2 million, a lease liability of $6.3 million and a cumulative-effect adjustment of $166,000 to increase retained earnings. The Company has elected all applicable practical expedients permitted under the standard, including the option to expense short-term leases with a term of one year or less. The Company also utilized the transition method allowed under ASU 2028-11 and did not restate prior periods. See Note 15 for further details regarding adoption of the new leases standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update commonly referred to as the current expected credit loss methodology (“CECL”) replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption. Management expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses through retained earnings as of the beginning of the first reporting period in which the new standard is effective; however, the magnitude of the adjustment is unknown. In planning for the implementation of ASU 2016-13, management is currently evaluating software solutions, data requirements and loss methodologies.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is a smaller reporting company as defined by the SEC, and currently does not intend to early adopt CECL.

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

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Three Months Ended March 31, 2020:
Net interest income (loss)	$9,536	$1,151	$523	$(300)	$10,910
Provision for loan losses	216	1,489	-	-	1,705
Net interest income (loss) after provision	9,320	(338)	523	(300)	9,205
Net gains on sales of loans, SBA	-	1,229	-	-	1,229
Mortgage banking income	3	-	8,269	-	8,272
Noninterest income	1,411	1,209	8,374	-	10,994
Noninterest expense (income)	6,062	1,841	14,261	(89)	22,075
Income (loss) before taxes	4,669	(970)	(5,364)	(211)	(1,876)
Income tax expense (benefit)	901	(124)	(1,341)	(210)	(774)
Segment profit (loss)	3,768	(846)	(4,023)	(1)	(1,102)
Non cash items:
Depreciation and amortization	279	14	42	17	352
Segment assets at March 31, 2020	1,197,685	106,296	161,134	(96,863)	1,368,252

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Six Months Ended March 31, 2020:
Net interest income (loss)	$19,021	$2,368	$1,010	$(597)	$21,802
Provision for loan losses	736	1,474	-	-	2,210
Net interest income (loss) after provision	18,285	894	1,010	(597)	19,592
Net gains on sales of loans, SBA	-	1,990	-	-	1,990
Mortgage banking income	4	-	24,085	-	24,089
Noninterest income	2,802	2,138	24,180	-	29,120
Noninterest expense (income)	13,691	3,666	29,163	(173)	46,347
Income (loss) before taxes	7,396	(634)	(3,973)	(424)	2,365
Income tax expense (benefit)	1,334	(81)	(993)	(396)	(136)
Segment profit (loss)	6,062	(553)	(2,980)	(28)	2,501
Non cash items:
Depreciation and amortization	621	27	79	34	761
Segment assets at March 31, 2020	1,197,685	106,296	161,134	(96,863)	1,368,252

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Three Months Ended March 31, 2019:
Net interest income (loss)	$9,126	$934	$110	$(309)	$9,861
Provision (credit) for loan losses	(492)	832	-	-	340
Net interest income (loss) after provision	9,618	102	110	(309)	9,521
Net gains on sales of loans, SBA	-	521	-	-	521
Mortgage banking income	3	-	5,071	-	5,074
Noninterest income	1,337	673	5,079	-	7,089
Noninterest expense (income)	6,998	1,322	4,563	(3)	12,880
Income (loss) before taxes	3,957	(547)	626	(306)	3,730
Income tax expense (benefit)	694	(70)	176	(334)	466
Segment profit (loss)	3,263	(477)	450	28	3,264
Non cash items:
Depreciation and amortization	323	12	23	18	376
Segment assets at March 31, 2019	1,093,766	80,521	27,346	(71,911)	1,129,722

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals
	(In thousands)
Six Months Ended March 31, 2019:
Net interest income (loss)	$17,863	$1,842	$341	$(609)	$19,437
Provision (credit) for loan losses	(508)	1,163	-	-	655
Net interest income (loss) after provision	18,371	679	341	(609)	18,782
Net gains on sales of loans, SBA	-	1,485	-	-	1,485
Mortgage banking income	30	-	8,333	-	8,363
Noninterest income	2,716	1,810	8,344	-	12,870
Noninterest expense (income)	13,603	2,684	8,031	(22)	24,296
Income (loss) before taxes	7,484	(195)	654	(587)	7,356
Income tax expense (benefit)	1,319	(25)	163	(469)	988
Segment profit (loss)	6,165	(170)	491	(118)	6,368
Non cash items:
Depreciation and amortization	759	24	43	34	860
Segment assets at March 31, 2019	1,093,766	80,521	27,346	(71,911)	1,129,722

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three- and six-month periods ended March 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
		(In thousand)
Service charges on deposit accounts	$441	$449	$950	$960
ATM and interchange fees	524	446	1,027	899
Investment advisory income	83	77	110	134
Other	31	43	57	80
Revenue from contracts with customers	1,079	1,015	2,144	2,073

Gain (loss) on sale of securities	7	1	7	1
Gain on sale of SBA loans	1,229	521	1,990	1,485
Mortgage banking income	8,272	5,074	24,089	8,363
Increase in cash value of life insurance	194	147	356	258
Real estate lease income	152	157	303	315
Other	61	174	231	375
Other noninterest income	9,915	6,074	26,976	10,797

Total noninterest income	$10,994	$7,089	$29,120	$12,870

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

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company is a lessor in certain leasing agreements, such as for office space, and is a lessee in others, such as for certain office space and equipment. The Company’s operating leases have terms that expire at different dates through August 2028, and some include options to extend the leases in five year increments.

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

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheet and was $7.0 million at March 31, 2020. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The Company recorded a lease liability in other liabilities on the consolidated balance sheet, which had a balance of $7.1 million at March 31, 2020.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants. At March 31, 2020, the Company had not entered into any leases that had yet to commence.

Lease expense for the three-and six-month periods ended March 31, 2019 was $283,000 and $551,000, respectively. The components of lease expense for the three- and six-month periods ended March 31, 2020 were as follows:

	Three Months Ended	Six Months Ended
	March 31, 2020	March 31, 2020
Operating lease cost	$295	$585
Short-term lease cost	195	315
	$490	$900

Future minimum commitments due under these lease agreements as of March 31, 2020 are as follows, including renewal options that are reasonably certain to be exercised:

2020 (remaining six months)	$629
2021	941
2022	758
2023	610
2024	502
Thereafter	5,897
Total lease payments	9,337
Less imputed interest	(2,255)
Total	$7,082

The lease term and discount rate at March 31, 2020 were as follows:

Weighted-average remaining lease term (years)	20.4
Weighted-average discount rate	2.58%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Supplemental cash flow information for the six-month period ended March 31, 2020 related to leases was as follows:

Six Months Ended
March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$524

ROU assets obtained in exchange for lease obligations:
Operating leases	$7,506

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, the scope, duration and severity of the COVID-19 pandemic and its effects on our business and operations, our customers, including their ability to make timely payments on loans, our service providers, and on the economy and financial markets, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2019 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the six-month period ended March 31, 2020, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2019.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic has placed significant health, economic and other major hardships throughout the communities we serve, the United States and the entire world. The outbreak of COVID-19, or any other such outbreak of a highly contagious disease, occurring in the United States could negatively affect our business operations, asset valuations, financial condition and results of operations.

The Company has implemented a number of procedures in response to the pandemic to support the safety and well-being of our customers, employees, and communities:

•	Following the guidelines of the Center for Disease Control and local governments, we have updated our branch operating procedures. While our branches remain open, the lobbies have been closed and transactions are being conducted through drive-up windows or by appointment. For employees that continue to work from our offices, we have enhanced daily cleaning of our facilities and have instructed them to maintain appropriate social distancing. We also actively encourage customers to utilize alternative channels such as our online and mobile banking platforms. Our customer service and retail departments remain fully staffed and available to assist customers remotely.

•	We have expanded our use of technology to allow many of our employees to work safely and productively from home. Most of our normally scheduled meetings, including Board of Director meetings and various committee meetings, are now held virtually instead of in-person.

•	We are assisting our customers experiencing COVID-19 related hardships by approving payment extensions or loan forbearance agreements, and waiving or refunding certain fees. As of May 8, 2020, we had approved payment extensions or loan forbearance agreements on approximately $86.1 million of balances in the loan portfolio, of which $77.7 million related to commercial real estate, $5.8 million related to residential real estate and consumer loans, and $2.6 million related to SBA lending relationships. These payment extensions or loan forbearance agreements are generally for periods of three months or less.

•	As a result of the passage of the CARES Act, the SBA will make six months of principal and interest payments for loans of existing SBA borrowers that were in “regular servicing status” (not delinquent) at March 27, 2020 and for SBA loans of new borrowers originated between March 27, 2020 and September 27, 2020. The aforementioned $2.6 million of SBA lending relationships that were provided payment extensions and forbearance by the Company will also receive the six months of SBA-made payments once the forbearance periods have expired. In addition, the majority of the Company’s SBA borrowers applied for participation in the SBA’s Paycheck Protection Program (“PPP”).

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

•	We are actively participating in the PPP and had received SBA authorizations for 652 customers totaling approximately $194.4 million for PPP loans as of May 8, 2020. These loans will be disbursed as soon as administratively feasible during the third fiscal quarter of 2020. We anticipate that the majority of the fee income associated with the origination of these loans to be recognized in the fourth fiscal quarter of 2020.

•	The Company had outstanding loan balances to restaurants and hotels with aggregate balances of $92.0 million and $16.9 million, respectively as of March 31, 2020. Of the $92.0 million balance of loans to restaurants, $72.3 million represents commercial real estate loans where the collateral property is leased to national-brand, investment-grade tenants and $5.2 million is fully guaranteed by the SBA. Of the $16.9 million balance of loans to hotels, $3.1 million is fully guaranteed by the SBA. The leisure and hospitality industries carry a higher degree of credit risk due to the COVID-19 pandemic. Based on our evaluation at March 31, 2020, management believes the allowance for loan losses is adequate to cover estimated losses at that date. However, as the pandemic continues, additional losses could be recognized.

Management continues to closely monitor the pandemic and will take additional action to respond to the pandemic as the situation continues to evolve. We cannot determine or estimate the impact on our business at this time because the length and severity of the economic downturn is not known. We are committed to continuing to serve our customers, employees and communities.

Comparison of Financial Condition at March 31, 2020 and September 30, 2019

Cash and Cash Equivalents. Cash and cash equivalents decreased $18.8 million from $41.4 million at September 30, 2019 to $22.6 million at March 31, 2020.

Loans. Net loans receivable increased $66.6 million, from $810.7 million at September 30, 2019 to $877.3 million at March 31, 2020, due primarily to increases in commercial real estate loans of $47.3 million.

Loans Held for Sale. Loans held for sale increased $67.8 million, from $96.1 million at September 30, 2019 to $163.9 million at March 31, 2020, due to an increase in residential mortgage loans held for sale of $58.6 million and an increase in SBA loans held for sale of $9.2 million. The increase in residential mortgage loans held for sale is due to additional staff hired in 2019 and 2020 for the purpose of expanding the Company’s mortgage banking activities. As a result of this expansion, the Company originated $1.08 billion of residential loans held for sale in the secondary market for the six-month period ended March 31, 2020 compared to $177.1 million in originations for the six-month period ended March 31, 2019.

Securities Available for Sale. Securities available for sale increased $7.4 million, from $177.3 million at September 30, 2019 to $184.7 million at March 31, 2020, due primarily to purchases of $27.4 million, partially offset by calls and maturities of $4.1 million, sales of $3.2 million, principal repayments of $3.7 million, and a decrease in unrealized gains on securities available for sale of $8.7 million. See additional discussion regarding pricing of the available for sale securities portfolio in the “Equity” section below.

Securities Held to Maturity. Investment securities held to maturity decreased $147,000 from September 30, 2019 to March 31, 2020 due to partial calls and principal repayments. There were no purchases of securities held to maturity during the six-month period ended March 31, 2020.

Deposits. Total deposits increased $102.9 million, from $834.4 million at September 30, 2019 to $937.3 million at March 31, 2020, due primarily to increases in interest bearing deposit accounts and non-interest bearing deposit accounts of $97.1 million and $5.8 million, respectively. The increase in interest bearing deposit accounts is primarily due to an increase of $73.6 million in brokered time deposits.

Borrowings. Borrowings from the FHLB increased $47.5 million, from $222.5 million at September 30, 2019 to $270.0 million at March 31, 2020. The increase in borrowings was primarily used to fund loan growth and the expansion of the Company’s mortgage lending activities.

Equity. Stockholders’ equity attributable to the Company was $116.7 million at March 31, 2020, a decrease of $4.4 million from September 30, 2019 due primarily to a $6.8 million decrease in accumulated other comprehensive income due to a decline in the market value of available for sale securities, partially offset by an increase in retained earnings of $2.2 million. The Company obtains pricing for its available for sale securities portfolio from an independent third party pricing service approximately 10 days prior to each month end. Due to significant market movements at the end of March 2020 in response to COVID-19, the values obtained for the available for sale securities portfolio showed a significant decrease in unrealized gains. However, based on changes in the market subsequent to the valuation date management believes the decrease in the unrealized gain on the available for sale securities portfolio would have been partially mitigated at March 31, 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Overview. The Company reported a net loss of $627,000, or a net loss of $0.26 per diluted share, for the three-month period ended March 31, 2020 compared to net income of $3.5 million, or $1.50 per diluted share, for the three-month period ended March 31, 2019.

The net loss of $627,000 for the quarter ended March 31, 2020 was primarily the result of a $4.0 million net loss recorded for the mortgage banking segment and provision for loan losses of $1.7 million during the period. The net loss for the mortgage banking segment is primarily the result of unfavorable market value movements related to forward mortgage loan sale contracts, interest rate lock commitments, loans held for sale and mortgage servicing assets towards the end of the quarter and due primarily to market disruptions arising from the COVID-19 pandemic. Stimulus packages enacted by the Federal Reserve Bank, which included the purchase of $525 billion of agency mortgage-backed securities (”MBS”), the vehicle used by the Company to hedge the locked pipeline, caused a decrease in the valuation of the MBS market and as a result, a significant increase in derivative liabilities related to the Company’s forward mortgage loan sale contracts. In addition, stress within the mortgage servicing market, caused by liquidity issues and concerns regarding the length and commitment of deferral periods for residential mortgage payments, caused nearly all investors and servicing companies to withdraw participation from the mortgage purchase and servicing market in late March 2020. These withdrawals caused a reduction in the fair market values of the Company’s interest rate lock commitments, mortgage loans held for sale and mortgage servicing assets. The increase in the provision for loan losses included changes to qualitative factors within the allowance for loan losses calculation related to economic uncertainties surrounding COVID-19.

Net Interest Income. Net interest income increased $1.0 million, or 10.6%, for the three-month period ended March 31, 2020 as compared to the same period in 2019. Average interest-earning assets increased $167.2 million and average interest-bearing liabilities increased $156.0 million when comparing the two periods. The tax-equivalent net interest margin was 3.73% for 2020 compared to 3.92% for 2019.

Total interest income increased $1.4 million, or 11.3%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $167.2 million, from $1.04 billion for 2019 to $1.20 billion for 2020, partially offset by a decrease in the average tax equivalent yield on interest-earning assets from 4.86% for 2019 to 4.65% for 2020. The majority of the increase in average interest-earning assets was attributable to loans. The average balance of loans increased $167.4 million, or 20.9%, compared to 2019.

Total interest expense increased $337,000, or 13.8%, due to an increase in the average balance of interest-bearing liabilities of $156.0 million, from $828.2 million for 2019 to $984.2 million for 2020, which was partially offset by a decrease in the average cost of interest-bearing liabilities from 1.18% for 2019 to 1.13% for 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended March 31, 2020 and 2019. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$48,306	$153	1.27%	$36,317	$221	2.43%
Loans	970,083	11,875	4.90	802,652	10,227	5.10
Investment securities	158,116	1,728	4.37	161,170	1,819	4.51
Agency mortgage-backed securities	10,870	76	2.80	24,682	179	2.90
FRB and FHLB stock	14,878	151	4.06	10,196	142	5.57
Total interest-earning assets	1,202,253	13,983	4.65	1,035,017	12,588	4.86

Noninterest-earning assets	107,096			71,261
Total assets	$1,309,349			$1,106,278

Liabilities and equity:
NOW accounts	$185,809	$137	0.29%	$176,596	$113	0.26%
Money market deposit accounts	110,500	244	0.88	112,839	360	1.28
Savings accounts	122,719	24	0.08	119,593	23	0.08
Time deposits	297,023	1,220	1.64	284,099	1,111	1.56
Total interest-bearing deposits	716,051	1,625	0.91	693,127	1,607	0.93

Repurchase agreements	-	-	0.00	1,353	1	0.30
Fed funds purchased	143	-	0.00	-	-	0.00
FHLB borrowings	248,205	838	1.35	114,044	520	1.82
Other borrowings (1)	19,752	320	6.48	19,684	318	6.46
Total interest-bearing liabilities	984,151	2,783	1.13	828,208	2,446	1.18

Noninterest-bearing deposits	174,951			161,737
Other noninterest-bearing liabilities	24,772			10,573
Total liabilities	1,183,874			1,000,518

Total stockholders’ equity	125,462			104,275
Noncontrolling interest in subsidiary	13			1,485
Total equity	125,475			105,760

Total liabilities and equity	$1,309,349			$1,106,278
Net interest income (taxable equivalent basis)		11,200			10,142
Less: taxable equivalent adjustment		(290)			(281)
Net interest income		$10,910			$9,861
Interest rate spread			3.52%			3.68%
Net interest margin			3.73%			3.92%
Average interest-earning assets to average interest-bearing liabilities			122.16%			124.97%

(1) Includes subordinated debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended March 31, 2020 and 2019. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
	Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$(124)	$56	$(68)
Loans	(443)	2,091	1,648
Investment securities	(57)	(34)	(91)
Agency mortgage-backed securities	(5)	(98)	(103)
FRB and FHLB stock	(47)	56	9
Total interest-earning assets	(676)	2,071	1,395

Interest expense:
Deposits	(37)	55	18
Repurchase agreements	-	(1)	(1)
Borrowings from FHLB	(214)	532	318
Subordinated debt	-	1	2
Total interest-bearing liabilities	(250)	587	337

Net increase (decrease) in net interest income (tax equivalent basis)	$(426)	$1,484	$1,058

Provision for Loan Losses. The provision for loan losses was $1.7 million for the three-month period ended March 31, 2020 compared to $340,000, for the same period in 2019. Gross loans increased approximately $26.7 million for the three-month period ended March 31, 2020 compared to an increase of approximately $28.9 million for the three-month period ended March 31, 2019.

The Company recognized net charge-offs of $544,000 for the three-month period ended March 31, 2020, of which $402,000 was related to unguaranteed portions of SBA loans. The Company recognized net charge-offs of $26,000 for the same period in 2019. The increase in the provision for loan losses for 2020 was primarily due to increased nonperforming assets and net charge-offs for the period, as well as changes to qualitative factors within the allowance for loan losses calculation related to economic uncertainties surrounding COVID-19.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $3.9 million for the three months ended March 31, 2020 as compared to the same period in 2019. The increase was due primarily to an increase in mortgage banking income of $3.2 million and a $708,000 increase in net gain on sales of SBA loans. The increase in mortgage banking income is due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018. The Company’s SBA lending activities are performed under Q2, which specializes in the origination and servicing of SBA loans. The Bank owns 51% of Q2 with the option to purchase the minority interest in September 2020. Gross revenues and expenses related to Q2 are reported in the consolidated statements of income, and the net income or net loss attributable to noncontrolling interests is then subtracted from (in the case of net income) or added to (in the case of net loss) net income to arrive at net income attributable to the Company. Additional details regarding the financial performance of the mortgage banking and SBA lending segments are included in Note 13 to the consolidated financial statements.

Noninterest Expense. Noninterest expense increased $9.2 million for the three months ended March 31, 2020 as compared to the same period in 2019. The increase was due primarily to increases in compensation and benefits and advertising of $6.7 million and $1.2 million, respectively. The increase in compensation and benefits expense is attributable to the addition of new employees to support the growth of the Company, primarily its mortgage banking and SBA lending activities, and normal salary and benefits adjustments. The increase in advertising is primarily due to the mortgage banking segment.

Income Tax Expense. The Company recognized an income tax benefit of $774,000 for the three months ended March 31, 2020 as compared to income tax expense of $466,000 for the same period in 2019. The tax benefit for the quarter ended March 31, 2020 was primarily the result of a pretax operating loss for the quarter.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended March 31, 2020 and 2019

Overview. The Company reported net income of $2.8 million, or $1.18 per diluted share, for the six-month period ended March 31, 2020 compared to net income of $6.5 million, or $2.73 per diluted share, for the six-month period ended March 31, 2019.

Net Interest Income. Net interest income increased $2.4 million, or 12.2%, for the six-month period ended March 31, 2020 as compared to the same period in 2019. Average interest-earning assets increased $171.8 million and average interest-bearing liabilities increased $157.1 million when comparing the two periods. The tax-equivalent net interest margin was 3.78% for 2020 compared to 3.95% for 2019.

Total interest income increased $3.4 million, or 13.9%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $171.8 million, from $1.01 billion for 2019 to $1.18 billion for 2020, partially offset by a decrease in the average tax equivalent yield on interest-earning assets from 4.87% for 2019 to 4.74% for 2020. The majority of the increase in average interest-earning assets was attributable to loans. The average balance of loans increased $169.6 million, or 21.7%, compared to 2019.

Total interest expense increased $987,000, or 21.1%, due to an increase in the average balance of interest-bearing liabilities of $157.1 million, from $802.4 million for 2019 to $959.5 million for 2020, and an increase in the average cost of interest-bearing liabilities from 1.16% for 2019 to 1.18% for 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the six-month periods ended March 31, 2020 and 2019. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Six Months Ended March 31,
	2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:	(Dollars in thousands)
Interest-bearing deposits with banks	$47,295	$358	1.51%	$33,261	$374	2.25%
Loans	952,552	23,705	4.98	782,930	20,055	5.12
Investment securities	157,603	3,508	4.45	158,845	3,602	4.54
Agency mortgage-backed securities	11,969	159	2.66	26,932	372	2.76
FRB and FHLB stock	14,511	305	4.20	10,183	263	5.17
Total interest-earning assets	1,183,930	28,035	4.74	1,012,151	24,666	4.87

Noninterest-earning assets	103,103			68,878
Total assets	$1,287,033			$1,081,029

Liabilities and equity:
NOW accounts	$185,550	$277	0.30%	$177,734	$238	0.27%
Money market deposit accounts	113,479	549	0.97	111,793	676	1.21
Savings accounts	121,167	48	0.08	119,298	46	0.08
Time deposits	291,565	2,500	1.71	263,038	2,071	1.57
Total interest-bearing deposits	711,761	3,374	0.95	671,863	3,031	0.90

Repurchase agreements	-	-	0.00	1,352	2	0.30
Fed funds purchased	71	1	2.82	-	-	0.00
FHLB borrowings	227,918	1,646	1.44	109,472	998	1.82
Other borrowings (1)	19,743	637	6.45	19,675	640	6.51
Total interest-bearing liabilities	959,493	5,658	1.18	802,362	4,671	1.16

Noninterest-bearing deposits	177,969			164,818
Other noninterest-bearing liabilities	25,592			10,710
Total liabilities	1,163,054			977,890

Total stockholders’ equity	123,919			101,706
Noncontrolling interest in subsidiary	60			1,433
Total equity	123,979			$103,139

Total liabilities and equity	$1,287,033			$1,081,029
Net interest income (taxable equivalent basis)		22,377			19,995
Less: taxable equivalent adjustment		(575)			(558)
Net interest income		$21,802			$19,437
Interest rate spread			3.56%			3.71%
Net interest margin			3.78%			3.95%
Average interest-earning assets to average interest-bearing liabilities			123.39%			126.15%

(1) Includes subordinated debt.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the six-month periods ended March 31, 2020 and 2019. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$(148)	$132	$(16)
Loans	(633)	4,282	3,650
Investment securities	(66)	(28)	(94)
Agency mortgage-backed securities	(10)	(203)	(213)
FRB and FHLB stock	(58)	100	42
Total interest-earning assets	(915)	4,284	3,369

Interest expense:
Deposits	158	185	343
Repurchase agreements	-	(2)	(2)
Fed funds purchased	-	1	1
Borrowings from FHLB	(317)	965	648
Subordinated debt	(5)	2	(3)
Total interest-bearing liabilities	(164)	1,151	987

Net increase (decrease) in net interest income (tax equivalent basis)	$(751)	$3,133	$2,382

Provision for Loan Losses. The provision for loan losses was $2.2 million for the six-month period ended March 31, 2020 compared to $655,000, for the same period in 2019. Gross loans increased approximately $68.2 million for the six-month period ended March 31, 2020 compared to an increase of approximately $59.0 million for the six-month period ended March 31, 2019.

The Company recognized net charge-offs of $559,000 for the six-month period ended March 31, 2020, of which $364,000 was related to unguaranteed portions of SBA loans. The Company recognized net charge-offs of $44,000 for the same period in 2019. The increase in the provision for loan losses for 2020 was primarily due to increased nonperforming assets and net charge-offs for the period, as well as changes to qualitative factors within the allowance for loan losses calculation related to economic uncertainties surrounding COVID-19.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $16.3 million for the six months ended March 31, 2020 as compared to the same period in 2019. The increase was due primarily to increases in mortgage banking income and net gain on sales of SBA loans of $15.7 million and $505,000, respectively. The increase in mortgage banking income is due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018. Additional details regarding the financial performance of the mortgage banking and SBA lending segments are included in Note 13 to the consolidated financial statements.

Noninterest Expense. Noninterest expense increased $22.1 million for the six months ended March 31, 2020 as compared to the same period in 2019. The increase was due primarily to increases in compensation and benefits, advertising, occupancy and equipment, and other operating expenses of $17.2 million, $2.3 million, $1.2 million and $1.1 million, respectively. The increase in compensation and benefits expense is attributable to the addition of new employees to support the growth of the Company, including its mortgage banking and SBA lending activities, and routine salary and benefits adjustments. The increase in advertising is primarily due to the mortgage banking segment. The increase in occupancy and equipment expense is primarily attributable to increases in lease and rental, depreciation and equipment, and software licensing expenses that are primarily related to the mortgage banking segment. The increase in other operating expenses is primarily due to increases in loan expense related to the mortgage banking activities and charitable contributions.

Income Tax Expense. The Company recognized an income tax benefit of $136,000 for the six months ended March 31, 2020, compared to income tax expense of $988,000 for the same period in 2019. The income tax benefit for 2020 is a result of the Company’s tax-exempt income and investments in tax credit bonds.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2020, the Bank had cash and cash equivalents of $22.4 million and securities available-for-sale with a fair value of $184.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2020, the Company (unconsolidated basis) had liquid assets of $5.8 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2020, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 8.91%, 10.59%, 10.59% and 11.67%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At March 31, 2020, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six-month period ended March 31, 2020, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

	At March 31, 2020		At September 30, 2019
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$(1,896)	(4.40)%	$(4,945)	(12.43)%
200bp	(477)	(1.11)	(2,197)	(5.52)
100bp	714	1.66	(993)	(2.50)
(100)bp	(1,830)	(4.25)	750	1.89
(200)bp	(2,900)	(6.74)	(616)	(1.55)

At March 31, 2020, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $714,000, or 1.66%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 1.11% and 4.40%, respectively. An immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $1.8 million, or 4.25%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to decrease by 6.74%. All estimated changes presented in the above table are within the policy guidelines approved by the Company’s Board of Directors.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of March 31, 2020, (the “Evaluation Date”), the Company performed an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended September 30, 2019 filed with the SEC on December 16, 2019 (the “2019 Form 10-K”).

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our 2019 Form 10-K, management implemented additional controls and procedures described therein starting in the fourth quarter of 2019 in order to remediate the material weaknesses identified, and will continue to take steps as necessary that management and the Audit Committee believe will remediate the control deficiencies. Specifically, since the material weaknesses were identified management has updated its procedures to periodically test the estimate of direct loan origination costs and other assumptions used to calculate the fair value of interest rate lock commitments and loans held for sale, changed its methods of accruing and paying incentive compensation for the mortgage banking segment, and undertaken a process to review and update the compensation agreements for employees within the mortgage banking segment. In addition, management has engaged a consulting firm to independently review the assumptions used to value interest rate lock commitments and loans held for sale, as well as review the accounting and monthly closing processes for the mortgage banking segment to identify areas where efficiency can be improved. However, the identified control deficiencies that led to the material weaknesses in internal control over financial reporting will not be considered fully addressed until the new and additional controls, processes and procedures have been in operation for a sufficient period of time to allow the Company’s management to conclude, through testing, that the controls are operating effectively and the material weaknesses have been fully remediated. Management expects the remediation of the material weaknesses will be completed by September 30, 2020.

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

In addition to the risk factor disclosed below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2019 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, except as described below. However, these are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted and are largely outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created extensive disruptions to the global and U.S. economies and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and the effects of COVID-19 could have a material adverse impact on us in a number of ways as described in more detail below.

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries, among other industries, have been particularly harmed by COVID-19. See “Part I – Item 2 – Management’s Discussion and Analysis for Financial Condition and Results of Operations – Covid-19 Pandemic” for information about the Company’s outstanding loans to borrowers in the hotel and restaurant industries. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Strategic Risk – Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating loans.

Operational Risk – Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Interest Rate Risk/Market Value Risk – Our net interest income, lending and investment activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on financial markets and market stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions could increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in prevailing fair market values of our investment securities and other assets, including mortgage servicing rights and SBA loan servicing rights. Fluctuations in interest rates will impact both the level of income and expense recorded on many of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended March 31, 2020:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Jan 1, 2020 through Jan 31, 2020	-	$-	-	48,708
Feb 1, 2020 through Feb 29, 2020	3,906	$63.68	3,906	44,802
Mar 1, 2020 through Mar 31, 2020	-	$-	-	44,802
Total	3,906	$63.68	3,906	44,802

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

Not applicable.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated May 18, 2020	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated May 18, 2020	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer