Form 10-Q
period 2020-06-30
First Savings Financial Group, Inc.
filed 2020-08-10
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ◻	Accelerated Filer ⌧

Non-accelerated Filer ◻	Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 3, 2020 was 2,375,324.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2020	2019

ASSETS
Cash and due from banks	$13,594	$13,008
Interest-bearing deposits with banks	13,950	28,424
Total cash and cash equivalents	27,544	41,432

Interest-bearing time deposits	2,513	2,265
Securities available for sale, at fair value	203,806	177,302
Securities held to maturity	2,154	2,336

Loans held for sale, residential mortgage, at fair value	190,305	80,457
Loans held for sale, Small Business Administration	19,772	15,613
Loans, net of allowance for loan losses of $14,640 at June 30, 2020 and $10,040 at September 30, 2019	1,081,381	810,658
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	17,293	13,040
Premises and equipment	24,093	19,238
Other real estate owned, held for sale	1,728	1,893
Accrued interest receivable:
Loans	4,264	3,329
Securities	2,373	1,712
Cash surrender value of life insurance	31,573	26,546
Goodwill	9,848	9,848
Core deposit intangibles	1,256	1,416
Other assets	41,378	15,494

Total Assets	$1,661,281	$1,222,579

LIABILITIES
Deposits:
Noninterest-bearing	$227,797	$173,072
Interest-bearing	755,073	661,312
Total deposits	982,870	834,384

Federal funds purchased	—	4,000
Federal Home Loan Bank borrowings	298,622	222,544
Federal Reserve PPPLF borrowings	174,835	—
Other borrowings	19,780	19,729
Accrued interest payable	502	935
Advance payments by borrowers for taxes and insurance	2,485	1,906
Accrued expenses and other liabilities	40,039	17,824
Total Liabilities	1,519,133	1,101,322

EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,567,842 shares (2,565,606 at September 30, 2019); outstanding 2,375,324 shares (2,350,229 shares at September 30, 2019)	26	26
Additional paid-in capital	27,458	27,494
Retained earnings - substantially restricted	108,426	91,228
Accumulated other comprehensive income	11,102	7,296
Unearned stock compensation	(397)	(446)
Less treasury stock, at cost - 192,518 shares (215,377 shares at September 30, 2019)	(4,253)	(4,545)
Total First Savings Financial Group, Inc. Stockholders' Equity	142,362	121,053

Noncontrolling interests in subsidiary	(214)	204
Total Equity	142,148	121,257

Total Liabilities and Equity	$1,661,281	$1,222,579

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019

INTEREST INCOME
Loans, including fees	$13,441	$10,905	$37,112	$30,926
Securities:
Taxable	502	710	1,591	2,184
Tax-exempt	1,196	1,042	3,233	3,018
Dividend income	168	196	473	459
Interest-bearing deposits with banks	37	205	395	579
Total interest income	15,344	13,058	42,804	37,166

INTEREST EXPENSE
Deposits	1,311	1,948	4,685	4,979
Federal funds purchased and repurchase agreements	2	1	3	3
Federal Home Loan Bank borrowings	846	898	2,492	1,896
Federal Reserve PPPLF borrowings	66	-	66	—
Other borrowings	318	319	955	959
Total interest expense	2,543	3,166	8,201	7,837

Net interest income	12,801	9,892	34,603	29,329
Provision for loan losses	2,980	337	5,190	992

Net interest income after provision for loan losses	9,821	9,555	29,413	28,337

NONINTEREST INCOME
Service charges on deposit accounts	269	484	1,219	1,444
ATM and interchange fees	491	529	1,518	1,428
Net gain (loss) on sales of available for sale securities and time deposits	—	(56)	7	(55)
Net unrealized gain (loss) on equity securities	9	—	(18)	—
Net gain on sales of loans, Small Business Administration	1,317	1,515	3,307	3,000
Mortgage banking income	43,088	9,611	67,177	17,974
Increase in cash surrender value of life insurance	191	157	547	415
Commission income	70	87	180	221
Real estate lease income	138	121	441	436
Net gain (loss) on premises and equipment	—	7	(9)	16
Other income	764	189	1,088	635
Total noninterest income	46,337	12,644	75,457	25,514

NONINTEREST EXPENSE
Compensation and benefits	26,896	11,705	59,623	27,202
Occupancy and equipment	2,212	1,572	6,123	4,317
Data processing	532	448	1,580	1,354
Advertising	1,861	727	5,104	1,690
Professional fees	924	508	2,073	1,472
FDIC insurance premiums	248	112	351	290
Net (gain) loss on other real estate owned	1	(30)	(1)	(44)
Other operating expenses	2,335	1,446	6,503	4,503
Total noninterest expense	35,009	16,488	81,356	40,784
Income before income taxes	21,149	5,711	23,514	13,067
Income tax expense	5,540	748	5,404	1,736
Net Income	15,609	4,963	18,110	11,331
Less: net income (loss) attributable to noncontrolling interests	204	571	(107)	475
Net Income Attributable to First Savings Financial Group, Inc.	$15,405	$4,392	$18,217	$10,856

Net income per share:
Basic	$6.51	$1.88	$7.74	$4.70
Diluted	$6.51	$1.85	$7.66	$4.58

Weighted average shares outstanding:
Basic	2,365,217	2,333,502	2,353,816	2,308,359
Diluted	2,366,787	2,373,578	2,377,399	2,369,421

Dividends per share	$0.17	$0.16	$0.50	$0.47

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019

Net Income	$15,609	$4,963	$18,110	$11,331

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	13,509	2,671	4,832	7,416
Income tax expense	(2,879)	(584)	(1,021)	(1,621)
Net of tax amount	10,630	2,087	3,811	5,795
Less: reclassification adjustment for realized
(gains) losses included in net income	—	56	(7)	55
Income tax benefit (expense)	—	(11)	2	(11)
Other Comprehensive Income	10,630	2,132	3,806	5,839

Comprehensive Income	26,239	7,095	21,916	17,170
Less: comprehensive income (loss) attributable to noncontrolling interests	204	571	(107)	475

Comprehensive Income Attributable to First Savings Financial Group, Inc.	$26,035	$6,524	$22,023	$16,695

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total

Nine Months Ended June 30, 2019
Balances at October 1, 2018	$26	$27,630	$76,523	$382	$(479)	$(5,269)	$1,432	$100,245

Net income	—	—	10,856	—	—	—	475	11,331

Other comprehensive income	—	—	—	5,839	—	—	—	5,839

Common stock dividends - $0.47 per share	—	—	(1,096)	—	—	—	—	(1,096)

Distributions to noncontrolling interests	—	—	—	—	—	—	(1,731)	(1,731)

Restricted stock grants, net of forfeitures - 2,329 shares	—	141	—	—	(141)	—	—	—

Stock compensation expense	—	54	—	—	130	—	—	184

Stock option exercises - 66,877 shares	—	(349)	—	—	—	1,297	—	948

Purchase of 10,968 treasury shares	—	—	—	—	—	(573)	—	(573)

Balances at June 30, 2019	$26	$27,476	$86,283	$6,221	$(490)	$(4,545)	$176	$115,147

Nine Months Ended June 30, 2020
Balances at October 1, 2019	$26	$27,494	$91,228	$7,296	$(446)	$(4,545)	$204	$121,257

Cumulative effect adjustment, adoption of ASU 2016-02	—	—	166	—	—	—	—	166

Net income (loss)	—	—	18,217	—	—	—	(107)	18,110

Other comprehensive income	—	—	—	3,806	—	—	—	3,806

Common stock dividends - $0.50 per share	—	—	(1,185)	—	—	—	—	(1,185)

Distributions to noncontrolling interests	—	—	—	—	—	—	(311)	(311)

Restricted stock grants - 1,436 shares	—	95	—	—	(95)	—	—	—

Stock compensation expense	—	64	—	—	144	—	—	208

Stock option exercises - 28,361 shares	—	(195)	—	—	—	594	—	399

Purchase of 4,702 treasury shares	—	—	—	—	—	(302)	—	(302)

Balances at June 30, 2020	$26	$27,458	$108,426	$11,102	$(397)	$(4,253)	$(214)	$142,148

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,110	$11,331
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	5,190	992
Depreciation and amortization	1,281	1,221
Amortization of premiums and accretion of discounts on securities, net	425	370
Amortization and accretion of fair value adjustments on loans, net	(665)	(440)
Loans originated for sale	(2,125,722)	(472,756)
Proceeds on sales of loans	2,060,021	426,723
Net realized and unrealized gain on loans held for sale	(57,441)	(18,008)
Net realized and unrealized gain on other real estate owned	(16)	(59)
Net (gain) loss on sales of available for sale securities and time deposits	(7)	55
Increase in cash surrender value of life insurance	(547)	(415)
Net loss on equity securities	18	-
Net (gain) loss on sale of premises and equipment	9	(16)
Deferred income taxes	1,739	(184)
Stock compensation expense	208	184
Increase in accrued interest receivable	(1,596)	(1,097)
Increase (decrease) in accrued interest payable	(433)	640
Change in other assets and liabilities, net	3,996	959
Net Cash Used In Operating Activities	(95,430)	(50,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(693)	(840)
Proceeds from sales and maturities of interest-bearing time deposits	445	738
Purchase of securities available for sale	(35,053)	(21,577)
Proceeds from sales of securities available for sale	3,180	13,948
Proceeds from maturities of securities available for sale	5,130	3,600
Proceeds from maturities of securities held to maturity	169	162
Principal collected on securities	4,656	15,456
Net increase in loans	(275,984)	(94,480)
Purchase of Federal Home Loan Bank stock	(4,253)	(3,359)
Investment in cash surrender value of life insurance	(4,481)	(6,000)
Proceeds from sale of other real estate owned	182	178
Purchase of premises and equipment	(6,451)	(8,526)
Proceeds from sales of premises and equipment	118	51
Net Cash Used In Investing Activities	(313,035)	(100,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	148,486	77,033
Net decrease in federal funds purchased	(4,000)	—
Net increase in repurchase agreements	—	2
Increase (decrease) in Federal Home Loan Bank line of credit	(3,922)	14,255
Proceeds from Federal Home Loan Bank advances	325,000	245,000
Repayment of Federal Home Loan Bank advances	(245,000)	(160,000)
Net increase in Federal Reserve PPPLF borrowings	174,835	—
Net increase in advance payments by borrowers for taxes and insurance	579	141
Proceeds from exercise of stock options	148	408
Taxes paid on stock award shares for employees	(53)	(32)
Dividends paid on common stock	(1,185)	(1,096)
Distributions to noncontrolling interests	(311)	(1,731)
Net Cash Provided By Financing Activities	394,577	173,980

Net Increase (Decrease) in Cash and Cash Equivalents	(13,888)	22,831

Cash and cash equivalents at beginning of period	41,432	42,274

Cash and Cash Equivalents at End of Period	$27,544	$65,105

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2020, the results of operations for the three- and nine-month periods ended June 30, 2020 and 2019, and the cash flows for the nine-month periods ended June 30, 2020 and 2019. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Investment securities have been classified according to management’s intent.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
June 30, 2020:
Securities available for sale:

Agency mortgage-backed	$8,323	$511	$—	$8,834
Agency CMO	9,752	386	—	10,138
Privately-issued CMO	995	66	9	1,052
Privately-issued ABS	912	80	13	979
SBA certificates	654	57	3	708
Municipal bonds	169,001	13,149	55	182,095

Total securities available for sale	$189,637	$14,249	$80	$203,806

Securities held to maturity:

Agency mortgage-backed	$89	$7	$—	$96
Municipal bonds	2,065	327	—	2,392

Total securities held to maturity	$2,154	$334	$—	$2,488

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
September 30, 2019:
Securities available for sale:

Agency mortgage-backed	$13,743	$366	$12	$14,097
Agency CMO	8,834	221	7	9,048
Privately-issued CMO	1,242	142	2	1,382
Privately-issued ABS	1,022	156	—	1,178
SBA certificates	1,119	41	6	1,154
Municipal bonds	141,995	8,465	17	150,443

Total securities available for sale	$167,955	$9,391	$44	$177,302

Securities held to maturity:

Agency mortgage-backed	$102	$7	$—	$109
Municipal bonds	2,234	327	—	2,561

Total securities held to maturity	$2,336	$334	$—	$2,670

The amortized cost and fair value of investment securities as of June 30, 2020 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$3,975	$4,038	$244	$276
Due after one year through five years	27,298	28,488	1,003	1,145
Due after five years through ten years	23,872	25,672	683	809
Due after ten years	113,856	123,897	135	162
CMO	10,747	11,190	—	—
ABS	912	979	—	—
SBA certificates	654	708	—	—
Mortgage-backed securities	8,323	8,834	89	96

	$189,637	$203,806	$2,154	$2,488

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at June 30, 2020 and September 30, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses

	(Dollars in thousands)
June 30, 2020:
Securities available for sale:
Continuous loss position less than twelve months:
Privately-issued ABS	1	$455	$13
Municipals	1	1,945	55

Total less than twelve months	2	2,400	68

Continuous loss position more than twelve months:
Privately-issued CMO	1	26	9
SBA certificates	1	198	3

Total more than twelve months	2	224	12

Total securities available for sale	4	$2,624	$80

September 30, 2019:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	3	$1,248	$1
Agency CMO	1	1,962	1
Municipal bonds	3	1,694	16

Total less than twelve months	7	4,904	18

Continuous loss position more than twelve months:
Agency mortgage-backed	2	785	11
Agency CMO	2	956	6
Privately-issued CMO	1	33	2
SBA certificates	1	451	6
Municipal bonds	1	140	1

Total more than twelve months	7	2,365	26

Total securities available for sale	14	$7,269	$44

At June 30, 2020 and September 30, 2019, the Company did not have any securities held to maturity with an unrealized loss.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The total available for sale debt securities in loss positions at June 30, 2020, which consisted of privately issued CMOs, privately issued ABS, municipal bonds and SBA certificates, had a fair value as a percentage of amortized cost of 97.04%. The municipal securities are issued by municipal governments, and are generally secured by municipal project revenues or general obligations of the municipality.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At June 30, 2020, the Company held twelve privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $946,000 and fair value of $1.0 million that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various nationally recognized statistical rating organizations (“NRSROs”).

At June 30, 2020, one privately-issued CMO security and one privately-issued ABS were in a loss position, had depreciated approximately 4.24% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $481,000 and a total unrealized loss of $21,000 at June 30, 2020. Based on the independent third party analysis of the expected cash flows, management determined that no other-than-temporary impairment was required to be recognized on the privately issued CMO and ABS portfolios at June 30, 2020. While the Company does not anticipate additional credit-related impairment losses at June 30, 2020, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related impairment charge in the future.

The unrealized losses on SBA certificates and municipal bonds relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the nine-month period ended June 30, 2020, the Company realized gross gains on sales of available for sale securities of $15,000, and gross losses of $8,000. During the nine-month period ended June 30, 2019, the Company realized gross gains on sales of available for sale securities of $68,000, and gross losses of $123,000. The Company did not realize any gross gains or losses on sales of available for sale securities during the three-month period ended June 30, 2020. During the three-month period ended June 30, 2019, the Company realized gross gains on sales of available for sale securities of $67,000, and gross losses of $123,000.

Certain available for sale debt securities were pledged to secure FHLB borrowings at June 30, 2020 and September 30, 2019, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at June 30, 2020 and September 30, 2019 consisted of the following:

	June 30,	September 30,
	2020	2019

	(In thousands)
Real estate mortgage:
1-4 family residential	$185,489	$198,067
Commercial	512,744	436,020
Multifamily residential	42,414	38,226
Residential construction	10,792	12,545
Commercial construction	7,948	6,995
Land and land development	10,352	10,536
Commercial business (1)	269,821	73,034

Consumer:
Home equity	44,997	28,651
Auto	12,197	13,347
Other consumer	2,016	2,663
Total Loans	1,098,770	820,084

Deferred loan origination fees and costs, net (2)	(2,749)	614
Allowance for loan losses	(14,640)	(10,040)

Loans, net	$1,081,381	$810,658

(1)	Includes $180.5 million of loans originated under the SBA’s Paycheck Protection Program ("PPP") at June 30, 2020.
(2)	Includes $3.5 million of net deferred loan fees related to PPP loans at June 30, 2020.

During the nine-month period ended June 30, 2020, there was no significant change in the Company’s lending activities or the methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

Certain qualitative factors used to determine the allowance for loan losses at June 30, 2020 were increased due to economic uncertainties related to the novel coronavirus ("COVID-19").

At June 30, 2020 and September 30, 2019, the Bank did not own any residential real estate properties where physical possession has been obtained. At June 30, 2020 and September 30, 2019, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $1.1 million and $1.3 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of June 30, 2020:

	Residential	Commercial			Land & Land	Commercial
	Real Estate	Real Estate	Multifamily	Construction	Development	Business	Consumer	Total

	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$185,489	$512,744	$42,414	$18,740	$10,352	$269,821	$59,210	$1,098,770

Accrued interest receivable	599	2,424	206	91	22	744	178	4,264

Net deferred loan origination fees and costs	(90)	458	(34)	54	(12)	(3,096)	(29)	(2,749)

Recorded investment in loans	$185,998	$515,626	$42,586	$18,885	$10,362	$267,469	$59,359	$1,100,285

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$5,230	$11,344	$697	$—	$1	$2,057	$174	$19,503

Collectively evaluated for impairment	180,768	504,282	41,889	18,885	10,361	265,412	59,185	1,080,782

Ending balance	$185,998	$515,626	$42,586	$18,885	$10,362	$267,469	$59,359	$1,100,285

The following table provides the components of the recorded investment in loans as of September 30, 2019:

	Residential	Commercial			Land & Land	Commercial
	Real Estate	Real Estate	Multifamily	Construction	Development	Business	Consumer	Total

	(In thousands)

Recorded Investment in Loans:
Principal loan balance	$198,067	$436,020	$38,226	$19,540	$10,536	$73,034	$44,661	$820,084

Accrued interest receivable	627	1,922	99	117	29	448	87	3,329

Net deferred loan origination fees and costs	(98)	408	(33)	3	(1)	366	(31)	614

Recorded investment in loans	$198,596	$438,350	$38,292	$19,660	$10,564	$73,848	$44,717	$824,027

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,448	$7,647	$—	$—	$—	$105	$234	$12,434

Collectively evaluated for impairment	194,148	430,703	38,292	19,660	10,564	73,743	44,483	811,593

Ending balance	$198,596	$438,350	$38,292	$19,660	$10,564	$73,848	$44,717	$824,027

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the allowance for loan losses as of June 30, 2020 is as follows:

	Residential	Commercial			Land & Land	Commercial
	Real Estate	Real Estate	Multifamily	Construction	Development	Business	Consumer	Total

	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$—	$1,745	$—	$—	$—	$50	$1	$1,796

Collectively evaluated for impairment	541	7,111	731	524	257	2,719	961	12,844

Ending balance	$541	$8,856	$731	$524	$257	$2,769	$962	$14,640

An analysis of the allowance for loan losses as of September 30, 2019 is as follows:

	Residential	Commercial			Land & Land	Commercial
	Real Estate	Real Estate	Multifamily	Construction	Development	Business	Consumer	Total

	(In thousands)
Ending Allowance Balance Attributable to Loans:
Individually evaluated for impairment	$10	$512	$—	$—	$—	$—	$23	$545

Collectively evaluated for impairment	328	5,869	478	421	209	1,639	551	9,495

Ending balance	$338	$6,381	$478	$421	$209	$1,639	$574	$10,040

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2020 is as follows:

	Residential	Commercial			Land & Land	Commercial
	Real Estate	Real Estate	Multifamily	Construction	Development	Business	Consumer	Total

	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$400	$6,935	$499	$366	$203	$2,587	$701	$11,691
Provisions	136	1,921	232	158	54	170	309	2,980
Charge-offs	—	—	—	—	—	—	(69)	(69)
Recoveries	5	—	—	—	—	12	21	38

Ending balance	$541	$8,856	$731	$524	$257	$2,769	$962	$14,640

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of the changes in the allowance for loan losses for the nine months ended June 30, 2020 is as follows:

	Residential	Commercial			Land & Land	Commercial
	Real Estate	Real Estate	Multifamily	Construction	Development	Business	Consumer	Total

	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$338	$6,381	$478	$421	$209	$1,639	$574	$10,040
Provisions	214	2,544	253	103	48	1,508	520	5,190
Charge-offs	(36)	(115)	—	—	—	(396)	(195)	(742)
Recoveries	25	46	—	—	—	18	63	152

Ending balance	$541	$8,856	$731	$524	$257	$2,769	$962	$14,640

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2019 is as follows:

	Residential	Commercial			Land & Land	Commercial
	Real Estate	Real Estate	Multifamily	Construction	Development	Business	Consumer	Total

	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$220	$6,696	$232	$515	$237	$1,535	$499	$9,934
Provisions	142	(316)	259	(23)	5	228	42	337
Charge-offs	—	(574)	—	—	—	(71)	(45)	(690)
Recoveries	8	2	—	—	—	12	13	35

Ending balance	$370	$5,808	$491	$492	$242	$1,704	$509	$9,616

An analysis of the changes in the allowance for loan losses for the nine months ended June 30, 2019 is as follows:

	Residential	Commercial			Land & Land	Commercial
	Real Estate	Real Estate	Multifamily	Construction	Development	Business	Consumer	Total

	(In thousands)
Changes in Allowance for Loan Losses:
Beginning balance	$274	$6,825	$195	$580	$210	$1,041	$198	$9,323
Provisions	84	(445)	296	(88)	32	721	392	992
Charge-offs	(10)	(574)	—	—	—	(71)	(126)	(781)
Recoveries	22	2	—	—	—	13	45	82

Ending balance	$370	$5,808	$491	$492	$242	$1,704	$509	$9,616

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of June 30, 2020 and for the three and nine months ended June 30, 2020 and 2019.

				Three Months Ended				Nine Months Ended
	At June 30, 2020			June 30,				June 30,
				2020	2020	2019	2019	2020	2020	2019	2019
		Unpaid		Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$5,230	$5,722	$—	$5,964	$33	$4,873	$26	$5,526	$94	$5,095	$89
Commercial real estate	3,927	3,934	—	4,264	42	6,451	78	5,035	151	6,608	240
Multifamily	697	700	—	702	—	—	—	351	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	1	1	—	1	—	—	—	1	—	8	—
Commercial business	1,982	2,082	—	2,084	—	171	2	1,834	1	246	6
Consumer	66	65	—	66	1	106	1	74	3	115	3
	$11,903	$12,504	$-	$13,081	$76	$11,601	$107	$12,821	$249	$12,072	$338

Loans with an allowance recorded:
Residential real estate	$—	$—	$—	$—	$—	$94	$—	$29	$—	$158	$—
Commercial real estate	7,417	7,395	1,745	7,467	—	2,549	—	4,690	—	1,971	—
Multifamily	—	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—	—	—	—	—	—
Commercial business	75	74	50	938	—	90	—	469	—	36	—
Consumer	108	110	1	135	—	140	—	158	—	160	—
	$7,600	$7,579	$1,796	$8,540	$—	$2,873	$—	$5,346	$—	$2,325	$—

Total:
Residential real estate	$5,230	$5,722	$—	$5,964	$33	$4,967	$26	$5,555	$94	$5,253	$89
Commercial real estate	11,344	11,329	1,745	11,731	42	9,000	78	9,725	151	8,579	240
Multifamily	697	700	—	702	—	—	—	351	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	1	1	—	1	—	—	—	1	—	8	—
Commercial business	2,057	2,156	50	3,022	—	261	2	2,303	1	282	6
Consumer	174	175	1	201	1	246	1	232	3	275	3
	$19,503	$20,083	$1,796	$21,621	$76	$14,474	$107	$18,167	$249	$14,397	$338

The Company did not recognize any interest income using the cash receipts method during the three-and nine-month periods ended June 30, 2020 and 2019.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2019.

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$4,438	$4,967	$—
Commercial real estate	5,401	5,408	—
Multifamily	—	—	—
Construction	—	—	—
Land and land development	—	—	—
Commercial business	105	106	—
Consumer	78	81	—
	$10,022	$10,562	$—

Loans with an allowance recorded:
Residential real estate	$10	$7	$10
Commercial real estate	2,246	2,637	512
Multifamily	—	—	—
Construction	—	—	—
Land and land development	—	—	—
Commercial business	—	—	—
Consumer	156	155	23
	$2,412	$2,799	$545

Total:
Residential real estate	$4,448	$4,974	$10
Commercial real estate	7,647	8,045	512
Multifamily	—	—	—
Construction	—	—	—
Land and land development	—	—	—
Commercial business	105	106	—
Consumer	234	236	23
	$12,434	$13,361	$545

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2020:

		Loans 90+
		Days	Total
	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans

	(In thousands)

Residential real estate	$2,648	$—	$2,648
Commercial real estate	8,297	—	8,297
Multifamily	697	—	697
Construction	—	—	—
Land and land development	1	—	1
Commercial business	2,055	—	2,055
Consumer	112	—	112

Total	$13,810	$—	$13,810

The following table presents the recorded investment in nonperforming loans at September 30, 2019:

		Loans 90+
		Days	Total
	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans

	(In thousands)

Residential real estate	$2,580	$12	$2,592
Commercial real estate	2,425	—	2,425
Multifamily	—	—	—
Construction	—	—	—
Land and land development	—	—	—
Commercial business	—	—	—
Consumer	163	—	163

Total	$5,168	$12	$5,180

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at June 30, 2020:

	30-59	60-89	90 +
	Days	Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$1,957	$459	$1,525	$3,941	$182,057	$185,998
Commercial real estate	1,912	—	2,787	4,699	510,927	515,626
Multifamily	—	—	—	—	42,586	42,586
Construction	—	—	—	—	18,885	18,885
Land and land development	—	—	1	1	10,361	10,362
Commercial business	770	7	322	1,099	266,370	267,469
Consumer	11	—	4	15	59,344	59,359

Total	$4,650	$466	$4,639	$9,755	$1,090,530	$1,100,285

The following table presents the aging of the recorded investment in past due loans at September 30, 2019:

	30-59	60-89	90 +
	Days	Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$1,619	$577	$1,121	$3,317	$195,279	$198,596
Commercial real estate	892	772	1,523	3,187	435,163	438,350
Multifamily	—	—	—	—	38,292	38,292
Construction	—	—	—	—	19,660	19,660
Land and land development	—	—	—	—	10,564	10,564
Commercial business	182	—	—	182	73,666	73,848
Consumer	77	17	19	113	44,604	44,717

Total	$2,770	$1,366	$2,663	$6,799	$817,228	$824,027

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of June 30, 2020, and based on the most recent analysis performed, the recorded investment in loans by risk category was as follows:

	Residential	Commercial			Land and Land	Commercial
	Real Estate	Real Estate	Multifamily	Construction	Development	Business	Consumer	Total

	(In thousands)

Pass	$182,541	$500,722	$41,889	$18,885	$10,361	$262,230	$59,331	$1,075,959
Special Mention	—	1,057	—	—	—	125	—	1,182
Substandard	3,326	13,847	697	—	1	5,114	28	23,013
Doubtful	131	—	—	—	—	—	—	131
Loss	—	—	—	—	—	—	—	—

Total	$185,998	$515,626	$42,586	$18,885	$10,362	$267,469	$59,359	$1,100,285

As of September 30, 2019, the recorded investment in loans by risk category was as follows:

	Residential	Commercial			Land and Land	Commercial
	Real Estate	Real Estate	Multifamily	Construction	Development	Business	Consumer	Total

	(In thousands)

Pass	$194,591	$424,989	$37,823	$19,660	$10,564	$71,050	$44,618	$803,295
Special Mention	—	904	—	—	—	—	—	904
Substandard	3,946	12,457	469	—	—	2,798	97	19,767
Doubtful	59	—	—	—	—	—	2	61
Loss	—	—	—	—	—	—	—	—

Total	$198,596	$438,350	$38,292	$19,660	$10,564	$73,848	$44,717	$824,027

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

The following table summarizes the Company’s recorded investment in TDRs at June 30, 2020 and September 30, 2019. There was $665,000 of specific reserves included in the allowance for loan losses related to TDRs at June 30, 2020. There was no specific reserve included in the allowance for loan losses related to TDRs at September 30, 2019.

	Accruing	Nonaccrual	Total

	(In thousands)
June 30, 2020:
Residential real estate	$2,583	$125	$2,708
Commercial real estate	3,047	4,390	7,437
Multifamily	—	697	697
Commercial business	2	1,733	1,735
Consumer	62	—	62
Total	$5,694	$6,945	$12,639

September 30, 2019:
Residential real estate	$1,868	$351	$2,219
Commercial real estate	5,222	59	5,281
Commercial business	105	—	105
Consumer	70	—	70
Total	$7,265	$410	$7,675

The following table summarizes information regarding TDRs that were restructured during the three- and nine-month periods ended June 30, 2020:

		Pre-	Post-
		Modification	Modification
	Number of	Principal	Principal
	Loans	Balance	Balance

	(Dollars in thousands)
Three Months Ended June 30, 2020:
Multifamily	2	$701	$701
Commercial business	9	1,737	1,737
Total	11	$2,438	$2,438
Nine Months Ended June 30, 2020:
Residential real estate	1	$1,099	$1,100
Commercial real estate	1	3,831	3,832
Multifamily	2	701	701
Commercial business	9	1,737	1,737
Total	13	$7,368	$7,370

There were no TDRs that were restructured during the three- and nine-month periods ended June 30, 2019.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

At June 30, 2020 and September 30, 2019, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the three- and nine-month periods ended June 30, 2020 and 2019. At June 30, 2020, there was $665,000 of specific allowance for loan losses related to TDRs modified during the three- and nine-month periods ended June 30, 2020. At June 30, 2019, there was no specific allowance for loan losses related to TDRs modified during the three- and nine-month periods ended June 30, 2019. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three- and nine-month periods ended June 30, 2020, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default. During the nine-month period ended June 30, 2019, the Company had one TDR with an outstanding balance of $114,000 that was modified within the previous twelve months and for which there was a payment default. During the three-month period ended June 30, 2019, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

On March 22, 2020, the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus". This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance indicates that, in consultation with the Financial Accounting Standards Board ("FASB"), the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The Coronavirus Aid, Relief and Economic Security ("CARES") Act was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. As of July 24, 2020, the Company had approved payment extensions or loan forbearance agreements using this guidance on approximately $90.6 million of balances in the loan portfolio, of which $81.9 million related to commercial real estate, $7.2 million related to residential real estate and consumer loans, and $1.5 million related to SBA lending relationships. These payment extensions or loan forbearance agreements are generally for periods of three months or less.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The unpaid principal balance of SBA loans serviced for others was $190.5 million, $165.0 million and $151.4 million at June 30, 2020, September 30, 2019 and June 30, 2019, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $23,000 and $53,000 for the three- and nine-month periods ended June 30, 2020, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $11,000 and $27,000 for the three- and nine-month periods ended June 30, 2019, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $502,000 and $1.3 million for the three- and nine-month periods ended June 30, 2020, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $317,000 and $890,000 for the three- and nine-month periods ended June 30, 2019, respectively. Net servicing income and costs are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three- and nine-month periods ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Balance, beginning of period	$2,891	$2,595	$3,030	$2,405
Servicing rights resulting from transfers of loans	337	449	888	892
Amortization	(166)	(130)	(633)	(383)
Direct write-offs	—	(142)	—	(142)
Change in valuation allowance	129	72	(94)	72

Balance, end of period	$3,191	$2,844	$3,191	$2,844

The valuation allowance related to SBA loan servicing rights at June 30, 2020 and September 30, 2019 was $242,000 and $148,000, respectively.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis.  Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.  Key assumptions used to estimate the fair value of the MSRs at June 30, 2020 were as follows:

	Range of Assumption (Weighted Average)	Range of Assumption (Weighted Average)
Assumption	June 30, 2020	September 30, 2019

Discount rate	9.25%	9.25%
Prepayment rate	2.41% to 92.40% (20.05%)	4.42% to 72.79% (18.75%)

The unpaid principal balance of residential mortgage loans serviced for others was $1.18 billion and $91.6 million at June 30, 2020 and September 30, 2019, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $9.1 million and $427,000 at June 30, 2020 and September 30, 2019, respectively. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $141,000 and $237,000 for the three-and nine-months ended June 30, 2020, respectively, and are included in other noninterest income in the consolidated statements of income.

Changes in the carrying value of MSRs accounted for at fair value for the three - and nine-months ended June 30, 2020 were as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2020	2020

	(In thousands)
Fair value as of beginning of period	$4,055	$934
Servicing rights capitalized	7,104	11,289
Changes in fair value related to:
Loan repayments	(354)	(538)
Changes in valuation model inputs or assumptions	(433)	(1,313)
Fair value as of end of period	$10,372	$10,372

4.	Deposits

Deposits at June 30, 2020 and September 30, 2019 consisted of the following:

	June 30,	September 30,
	2020	2019

	(In thousands)

Noninterest-bearing demand deposits	$227,797	$173,072
NOW accounts	209,479	173,746
Money market accounts	140,931	121,281
Savings accounts	134,483	120,393
Retail time deposits	210,439	146,227
Brokered time deposits	59,741	99,665

Total	$982,870	$834,384

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Supplemental Disclosure for Net Income Per Share

Net income per share information is presented below for the three- and nine-month periods ended June 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$15,405	$4,392	$18,217	$10,856

Shares:
Weighted average common shares outstanding, basic	2,365,217	2,333,502	2,353,816	2,308,359

Net income per common share, basic	$6.51	$1.88	$7.74	$4.70

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$15,405	$4,392	$18,217	$10,856

Shares:
Weighted average common shares outstanding, basic	2,365,217	2,333,502	2,353,816	2,308,359
Add: Dilutive effect of outstanding options	639	35,669	20,378	55,692
Add: Dilutive effect of restricted stock	931	4,407	3,205	5,370
Weighted average common shares outstanding, as adjusted	2,366,787	2,373,578	2,377,399	2,369,421

Net income per common share, diluted	$6.51	$1.85	$7.66	$4.58

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three- and nine-month periods ended June 30, 2020 and 2019. Stock options for 27,458 and 22,158 shares of common stock were excluded from the calculation of diluted net income per common share for the three- and nine-month periods ended June 30, 2020, respectively, because their effect was antidilutive. Stock options for 7,200 and 10,200 shares of common stock were excluded from the calculation of diluted net income per common share for the three- and nine-month periods ended June 30, 2019, respectively, because their effect was antidilutive.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2020	2019

	(In thousands)
Cash payments for:
Interest	$8,653	$7,205
Income taxes (net of refunds received)	1,254	308

Noncash investing and financing activities:
Transfers from loans to other real estate owned	—	224
Proceeds from sales of other real estate owned financed through loans	—	47
Right-of-use assets obtained in exchange for lease obligations	8,816	—
Noncash exercise of stock options	249	542
Transfers from premises and equipment to other real estate owned	—	1,838

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2020 and September 30, 2019.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
June 30, 2020:
Assets Measured - Recurring Basis:
Securities available for sale:
Agency mortgage-backed	$—	$8,834	$—	$8,834
Agency CMO	—	10,138	—	10,138
Privately-issued CMO	—	1,052	—	1,052
Privately-issued ABS	—	979	—	979
SBA certificates	—	708	—	708
Municipal	—	182,095	—	182,095
Total securities available for sale	$—	$203,806	$—	$203,806
Residential mortgage loans held for sale – fair value option elected	$—	$190,305	$—	$190,305
Derivative assets (included in other assets)	$—	$—	$17,006	$17,006
Equity securities (included in other assets)	$66	$—	$—	$66
Mortgage servicing rights (included in other assets)	$—	$—	$10,372	$10,372

Liabilities Measured – Recurring Basis:
Derivative liabilities (included in other liabilities)	$—	$3,468	$—	$3,468

Assets Measured - Nonrecurring Basis:
Impaired loans:
Residential real estate	$—	$—	$5,230	$5,230
Commercial real estate	—	—	9,599	9,599
Multifamily real estate	—	—	697	697
Commercial business	—	—	2,007	2,007
Land and land development	—	—	1	1
Consumer	—	—	173	173
Total impaired loans	$—	$—	$17,707	$17,707
SBA loans held for sale	$—	$—	$19,772	$19,772
SBA loan servicing rights	$—	$—	$3,191	$3,191
Other real estate owned, held for sale:
Former bank premises	$—	$—	$1,728	$1,728
Total other real estate owned	$—	$—	$1,728	$1,728

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
September 30, 2019:
Assets Measured - Recurring Basis
Securities available for sale:
Agency mortgage-backed	$—	$14,097	$—	$14,097
Agency CMO	—	9,048	—	9,048
Privately-issued CMO	—	1,382	—	1,382
Privately-issued ABS	—	1,178	—	1,178
SBA certificates	—	1,154	—	1,154
Municipal bonds	—	150,443	—	150,443
Total securities available for sale	$—	$177,302	$—	$177,302
Residential mortgage loans held for sale – fair value option elected	$—	$80,457	$—	$80,457
Derivative assets (included in other assets)	$—	$130	$3,269	$3,399
Equity securities (included in other assets)	$85	$—	$—	$85
Mortgage servicing rights (included in other assets)	$—	$—	$934	$934

Liabilities Measured – Recurring Basis
Derivative liabilities (included in other liabilities)	$—	$329	$—	$329
Assets Measured - Nonrecurring Basis
Impaired loans:
Residential real estate	$—	$—	$4,438	$4,438
Commercial real estate	—	—	7,135	7,135
Commercial business	—	—	105	105
Consumer	—	—	211	211
Total impaired loans	$—	$—	$11,889	$11,889
SBA loans held for sale	$—	$15,613	$—	$15,613
SBA loan servicing rights	$—	$—	$3,030	$3,030
Other real estate owned, held for sale:
Former bank premises	$—	$—	$1,893	$1,893
Total other real estate owned	$—	$—	$1,893	$1,893

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Other than SBA loans held for sale (see discussion below), there have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine-month period ended June 30, 2020.

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

Residential Mortgage Loans Held for Sale. The Company has elected to record substantially all of its residential mortgage loans held for sale at fair value in accordance with FASB ASC 825-10. The fair value of residential mortgage loans held for sale is based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and is classified as Level 2 in the fair value hierarchy.

SBA Loans Held for Sale. SBA loans held for sale are carried at the lower of cost or market value. At September 30, 2019, the fair value of SBA loans held for sale was obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and was classified as Level 2 in the fair value hierarchy. At June 30, 2020, the fair value of SBA loans held for sale reflects management’s estimate based on the weighted average price of SBA loans sold to investors during the prior quarter and is classified as Level 3 in the fair value hierarchy.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents a reconciliation of derivative assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and nine-months ended June 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019

Beginning balance	$5,678	$1,705	$3,269	$380
Unrealized gains recognized in earnings,
net of settlements	11,328	1,062	13,737	2,387

Ending balance	$17,006	$2,767	$17,006	$2,767

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income.  Gains recognized in earnings for the three-and nine-month periods ended June 30, 2020 and 2019 attributable to Level 3 derivative assets held at the balance sheet date were $17.0 million and $2.8 million, respectively.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of June 30, 2020 and September 30, 2019.

		Range of Inputs	Range of Inputs
	Significant	June 30,	September 30,
Financial Instrument	Unobservable Inputs	2020	2019
Interest rate lock commitments	Pull-through rate	25% - 100%	55% - 100%
	Direct costs to close	0.20% - 1.00%	1.00%

Mortgage Servicing Rights.  The current market for MSRs is not sufficiently liquid to provide participants with quoted market prices.  Therefore, the Company uses a discounted cash flow valuation model from an independent third party to determine the fair value of MSRs.  The discounted cash flow model approach consists of projecting expected servicing cash flows and calculating the present value.  The key assumptions used in the valuation of MSRs include mortgage prepayment speeds, discount rates and loan servicing costs.  Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. A reconciliation of MSRs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and a summary of the significant unobservable inputs used in the MSR valuations is presented in Note 3. Changes in the fair value of MSRs are included in mortgage banking income in the accompanying consolidated statements of income.

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Impaired loans are measured at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At June 30, 2020 and September 30, 2019, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2020 and September 30, 2019, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts from appraised value ranging from 0.0% to 25.0% and 0.0% to 90.0%, respectively, and estimated costs to sell the collateral ranging from 0.0% to 12.0% for both periods. During the three-month periods ended June 30, 2020 and 2019, the Company recognized provisions for loan losses of $157,000 and $171,000, respectively, for impaired loans. During the nine-month periods ended June 30, 2020 and 2019, the Company recognized provisions for loan losses of $2.1 million and $717,000, respectively, for impaired loans.

SBA Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At June 30, 2020, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 5.12% to 21.23% with a weighted average of 11.57% and prepayment speed assumptions ranging from 10.41% to 24.47% with a weighted average rate of 17.10%. At September 30, 2019, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 6.82% to 26.61% with a weighted average of 11.11% and prepayment speed assumptions ranging from 6.80% to 21.17% with a weighted average rate of 14.10%. Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company reversed impairment charges of $129,000 on SBA loan servicing rights for the three-month period ended June 30, 2020, and recognized impairment charges of $94,000 on loan servicing rights for the nine-month period ended June 30, 2020. The Company recognized $70,000 of impairment charges on loan servicing rights for the three- and nine-month periods ended June 30, 2019.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At June 30, 2020, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) of 30.9%. At September 30, 2019, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 0.0% to 15.0% with a weighted average of 10.5%. The Company did not recognize any charges to write down other real estate owned to fair value for the three- and nine-month periods ended June 30, 2020 and 2019.

Transfers Between Categories.  As previously described, management used different valuation methodologies related to SBA loans held for sale at June 30, 2020 and September 30, 2019, resulting in a change in classification from Level 2 to Level 3 for those types of instruments.  Other than that change, there were no transfers into or out of Levels 1, 2, or 3 of the fair value hierarchy for the three- and nine-month periods ended June 30, 2020 and 2019.

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

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale effective July 1, 2018, including all loans originated by the Company’s mortgage banking division.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of June 30, 2020 and September 30, 2019.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of June 30, 2020 and September 30, 2019.

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	June 30,	June 30,
(In thousands)	2020	2020	Difference

Residential mortgage loans held for sale	$190,305	$182,516	$7,789

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	September 30,	September 30,
(In thousands)	2019	2019	Difference

Residential mortgage loans held for sale	$80,457	$77,787	$2,670

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three-and nine-month periods ended June 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019

Gains – included in mortgage banking income	$2,271	$1,727	$5,627	$2,753
Interest income	2,088	425	3,929	766

	$4,359	$2,152	$9,556	$3,519

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

GAAP requires disclosure of fair value information about financial instruments for interim reporting periods, whether or not recognized in the consolidated balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s financial instruments are as follows.

		Fair Value Measurements
	Carrying	Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2020:
Financial assets:
Cash and due from banks	$13,594	$13,594	$—	$—
Interest-bearing deposits with banks	13,950	13,950	—	—
Interest-bearing time deposits	2,513	—	2,513	—
Securities available for sale	203,806	—	203,806	—
Securities held to maturity	2,154	—	2,488	—
Loans, net	1,081,381	—	—	1,139,310
Residential mortgage loans held for sale	190,305	—	190,305	—
SBA loans held for sale	19,772	—	—	21,953
FRB and FHLB stock	17,293	N/A	N/A	N/A
Accrued interest receivable	6,637	—	6,637	—
SBA loan servicing rights (included in other assets)	3,191	—	—	3,191
Residential mortgage loan servicing rights (included in other assets)	10,372	—	—	10,372
Derivative assets (included in other assets)	17,006	—	—	17,006
Equity securities (included in other assets)	66	66	—	—

Financial liabilities:
Deposits	982,870	—	—	985,049
Borrowings from FHLB	298,622	—	300,469	—
Federal Reserve PPPLF borrowings	174,835	—	172,206	—
Subordinated note	19,780	—	23,779	—
Accrued interest payable	502	—	502	—
Advance payments by borrowers for taxes and insurance	2,485	—	2,485	—
Derivative liabilities (included in other liabilities)	3,468	—	3,468	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Fair Value Measurements
	Carrying	Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2019:
Financial assets:
Cash and due from banks	$13,008	$13,008	$—	$—
Interest-bearing deposits with banks	28,424	28,424	—	—
Interest-bearing time deposits	2,265	—	2,265	—
Securities available for sale	177,302	—	177,302	—
Securities held to maturity	2,336	—	2,670	—
Residential mortgage loans held for sale	80,457	—	80,457	—
SBA loans held for sale	15,613	—	17,040	—
Loans, net	810,658	—	—	841,646
FRB and FHLB stock	13,040	N/A	N/A	N/A
Accrued interest receivable	5,041	—	5,041	—
SBA Loan servicing rights (included in other assets)	3,030	—	—	3,030
Residential mortgage loan servicing rights (included in other assets)	934	—	—	934
Derivative assets (included in other assets)	3,399	—	130	3,269
Equity securities (included in other assets)	85	85	—	—

Financial liabilities:
Deposits	834,384	—	—	835,384
Federal funds purchased	4,000	—	4,000	—
Borrowings from FHLB	222,544	—	222,432	—
Subordinated note	19,729	—	21,143	—
Accrued interest payable	935	—	935	—
Advance payments by borrowers for taxes and insurance	1,906	—	1,906	—
Derivative liabilities (included in other liabilities)	329	—	329	—

8.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three- and nine-month periods ended June 30, 2020 and 2019. The ESOP trust held 121,317 and 136,219 shares of Company common stock at June 30, 2020 and September 30, 2019, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.	Stock Based Compensation Plans

The Company maintains two equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, and the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At June 30, 2020, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan. At June 30, 2020, 7,255 shares of the Company’s common stock were available for issuance under the 2016 Plan, all of which were available for stock options. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

The fair value of options granted during the nine-month period ended June 30, 2020 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.0	years
Weighted average fair value at grant date	$6.13

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of stock option activity as of June 30, 2020, and changes during the nine-month period then ended is presented below.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Dollars in thousands, except per share data)

Outstanding at beginning of period	84,806	$34.13
Granted	11,958	66.35
Exercised	(28,361)	14.01
Forfeited or expired	—	—
Outstanding at end of period	68,403	$48.11	7.1	$150
Vested and expected to vest	68,403	$48.11	7.1	$150
Exercisable at end of period	30,027	$42.91	6.6	$86

The intrinsic value of stock options exercised during the nine-month period ended June 30, 2020 was $1.4 million. The intrinsic value of stock options exercised during the nine-month period ended June 30, 2019 was $2.6 million. The Company recognized compensation expense related to stock options of  $22,000 and $64,000 for the three- and nine-month periods ended June 30, 2020, respectively. The Company recognized compensation expense related to stock options of $18,000 and $54,000 for the three- and nine-month periods ended June 30, 2019, respectively. At June 30, 2020, there was $183,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 2.74 years. Cash received from the exercise of stock options and the tax benefit from the exercise of stock options were $148,000 and $134,000, respectively, for the nine-month period ended June 30, 2020.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three- and nine-month periods ended June 30, 2020 was $49,000 and $144,000, respectively. Compensation expense related to restricted stock recognized for the three and nine-month periods ended June 30, 2019 was $44,000 and $129,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of the Company’s nonvested restricted shares activity as of June 30, 2020 and changes during the nine-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at October 1, 2019	13,458	$44.62
Granted	1,436	$66.35
Vested	(4,086)	$43.24
Forfeited	—	—
Nonvested at June 30, 2020	10,808	$48.04

There were 4,086 restricted shares vested during the nine-month period ended June 30, 2020 with a total fair value of $271,000. There were 3,653 restricted shares that vested during the nine-month period ended June 30, 2019 with a total fair value of $216,000. At June 30, 2020, there was $397,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 2.59 years.

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

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements. However, the Company has not elected to offset such financial instruments in the consolidated balance sheets. The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. At June 30, 2020, the Company had cash collateral posted with certain derivative counterparties of $1.5 million against its derivative obligations. The Company had no cash collateral posted with derivative counterparties at September 30, 2019. Cash collateral related to derivative contracts is recorded in other liabilities in the consolidated balance sheets.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The tables below provide information on the Company’s derivative financial instruments as of June 30, 2020 and September 30, 2019.

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	June 30,	June 30,	June 30,
(In thousands)	2020	2020	2020

Interest rate lock commitments	$786,015	$17,006	$—
Forward mortgage loan sale contracts	570,750	—	3,468

	$1,356,765	$17,006	$3,468

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	September 30,	September 30,	September 30,
(In thousands)	2019	2019	2019

Interest rate lock commitments	$258,545	$3,269	$—
Forward mortgage loan sale contracts	203,250	130	329

	$461,795	$3,399	$329

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three- and nine-month periods ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019

Interest rate lock commitments	$11,328	$1,062	$13,737	$2,387
Forward mortgage loan sale contracts	(5,201)	(1,399)	(16,018)	(2,174)

	$6,127	$(337)	$(2,281)	$213

11.	Regulatory Capital

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through January 1, 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% for 2019. The capital conservation buffer was 1.875% for 2018 and 2.5% for 2019. The Bank met all capital adequacy requirements to which it was subject as of June 30, 2020 and September 30, 2019.

As of June 30, 2020, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

As of June 30, 2020:

Total capital (to risk-weighted assets):
Consolidated	$153,498	13.20%	$93,002	8.00%	N/A	N/A
Bank	144,922	12.49	92,822	8.00	$116,028	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$119,213	10.25%	$69,752	6.00%	N/A	N/A
Bank	130,417	11.24	69,617	6.00	$92,822	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$119,213	10.25%	$52,314	4.50%	N/A	N/A
Bank	130,417	11.24	52,212	4.50	$75,418	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$119,213	8.48%	$56,206	4.00%	N/A	N/A
Bank	130,417	9.36	55,714	4.00	$69,642	5.00%

As of September 30, 2019:

Total capital (to risk-weighted assets):
Consolidated	$130,700	13.85%	$75,474	8.00%	N/A	N/A
Bank	121,160	12.88	75,249	8.00	$94,061	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$100,931	10.70%	$56,606	6.00%	N/A	N/A
Bank	111,120	11.81	56,437	6.00	$75,249	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$100,931	10.70%	$42,454	4.50%	N/A	N/A
Bank	111,120	11.81	42,327	4.50	$61,140	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$100,931	8.39%	$48,142	4.00%	N/A	N/A
Bank	111,120	9.34	47,564	4.00	$59,455	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. Under the new guidance, lessor accounting is largely unchanged. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new leases standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new leases standard on October 1, 2019, and as a result the Company recorded a right-of-use asset of $6.2 million, a lease liability of $6.3 million and a cumulative-effect adjustment of $166,000 to increase retained earnings.  The Company has elected all applicable practical expedients permitted under the standard, including the option to expense short-term leases with a term of one year or less.  The Company also utilized the transition method allowed under ASU 2028-11 and did not restate prior periods. See Note 15 for further details regarding adoption of the new leases standard.

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

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Three Months Ended June 30, 2020:
Net interest income (loss)	$9,955	$1,584	$1,565	$(303)	$12,801
Provision for loan losses	1,668	1,312	—	—	2,980
Net interest income (loss) after provision	8,287	272	1,565	(303)	9,821
Net gains on sales of loans, SBA	—	1,317	—	—	1,317
Mortgage banking income	2	—	43,086	—	43,088
Noninterest income	1,324	1,785	43,228	—	46,337
Noninterest expense (income)	12,176	1,642	21,321	(130)	35,009
Income (loss) before taxes	(2,565)	415	23,472	(173)	21,149
Income tax expense (benefit)	(314)	53	5,868	(67)	5,540
Segment profit (loss)	(2,251)	362	17,604	(106)	15,609
Non cash items:
Depreciation and amortization	441	13	49	17	520
Segment assets at June 30, 2020	1,412,434	277,888	240,612	(269,653)	1,661,281

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Nine Months Ended June 30, 2020:
Net interest income (loss)	$28,976	$3,952	$2,575	$(900)	$34,603
Provision for loan losses	2,404	2,786	—	—	5,190
Net interest income (loss) after provision	26,572	1,166	2,575	(900)	29,413
Net gains on sales of loans, SBA	—	3,307	—	—	3,307
Mortgage banking income	6	—	67,171	—	67,177
Noninterest income	4,126	3,923	67,408	—	75,457
Noninterest expense (income)	25,867	5,308	50,484	(303)	81,356
Income (loss) before taxes	4,831	(219)	19,499	(597)	23,514
Income tax expense (benefit)	1,020	(28)	4,875	(463)	5,404
Segment profit (loss)	3,811	(191)	14,624	(134)	18,110
Non cash items:
Depreciation and amortization	1,062	40	128	51	1,281
Segment assets at June 30, 2020	1,412,434	277,888	240,612	(269,653)	1,661,281

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Three Months EndedJune 30, 2019:
Net interest income (loss)	$9,043	$1,066	$87	$(304)	$9,892
Provision for loan losses	162	175	—	—	337
Net interest income (loss) after provision	8,881	891	87	(304)	9,555
Net gains on sales of loans, SBA	—	1,515	—	—	1,515
Mortgage banking income	1	—	9,610	—	9,611
Noninterest income	1,351	1,658	9,635	—	12,644
Noninterest expense (income)	7,625	1,385	7,527	(49)	16,488
Income (loss) before taxes	2,607	1,164	2,195	(255)	5,711
Income tax expense (benefit)	196	148	549	(145)	748
Segment profit (loss)	2,411	1,016	1,646	(110)	4,963
Non cash items:
Depreciation and amortization	306	12	26	17	361
Segment assets at June 30, 2019	1,153,430	75,979	86,152	(86,608)	1,228,953

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Nine Months EndedJune 30, 2019:
Net interest income (loss)	$27,043	$2,908	$291	$(913)	$29,329
Provision (credit) for loan losses	(346)	1,338	—	—	992
Net interest income (loss) after provision	27,389	1,570	291	(913)	28,337
Net gains on sales of loans, SBA	—	3,000	—	—	3,000
Mortgage banking income	31	—	17,943	—	17,974
Noninterest income	4,068	3,468	17,978	—	25,514
Noninterest expense (income)	21,228	4,069	15,558	(71)	40,784
Income (loss) before taxes	10,229	969	2,711	(842)	13,067
Income tax expense (benefit)	1,549	123	678	(614)	1,736
Segment profit (loss)	8,680	846	2,033	(228)	11,331
Non cash items:
Depreciation and amortization	1,065	36	69	51	1,221
Segment assets at June 30, 2019	1,153,430	75,979	86,152	(86,608)	1,228,953

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the three- and nine-month periods ended June 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

		(In thousand)
Service charges on deposit accounts	$269	$484	$1,219	$1,444
ATM and interchange fees	491	529	1,518	1,428
Investment advisory income	70	87	180	221
Other	23	29	80	109
Revenue from contracts with customers	853	1,129	2,997	3,202

Gain (loss) on sale of securities	—	(56)	7	(55)
Gain on sale of SBA loans	1,317	1,515	3,307	3,000
Mortgage banking income	43,088	9,611	67,177	17,974
Increase in cash value of life insurance	191	157	547	415
Real estate lease income	138	121	441	436
Other	750	167	981	542
Other noninterest income	45,484	11,515	72,460	22,312

Total noninterest income	$46,337	$12,644	$75,457	$25,514

A description of the Company’s revenue streams accounted for under FASB ASC 606 follows:

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as wire fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs.

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

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheet and was $8.0 million at June 30, 2020.  Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received.  The Company recorded a lease liability in other liabilities on the consolidated balance sheet, which had a balance of $8.1 million at June 30, 2020.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.  Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more.  The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property.  If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.  The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants. At June 30, 2020, the Company had not entered into any leases that had yet to commence.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Lease expense for the three – and nine–month periods ended June 30, 2019 was $301,000 and $852,000, respectively. The components of lease expense for the three- and nine–month periods ended June 30, 2020 were as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2020

Operating lease cost	$356	$941
Short-term lease cost	137	452
	$493	$1,393

Future minimum commitments due under these lease agreements as of June 30, 2020 are as follows, including renewal options that are reasonably certain to be exercised:

2020 (remaining three months)	$363
2021	1,205
2022	1,034
2023	890
2024	758
Thereafter	6,063
Total lease payments	10,313
Less imputed interest	(2,238)
Total	$8,075

The lease term and discount rate at June 30, 2020 were as follows:

Weighted-average remaining lease term (years)	18.7
Weighted-average discount rate	2.37%

Supplemental cash flow information for the nine–month period ended June 30, 2020 related to leases was as follows:

Nine Months Ended
June 30, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$874

ROU assets obtained in exchange for lease obligations:
Operating leases	$8,816

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

Critical Accounting Policies

During the nine-month period ended June 30, 2020, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

COVID-19 Pandemic

The COVID-19 pandemic has placed, and continues to place, significant health, economic and other major hardships throughout the communities we serve, the United States and the entire world.  The outbreak of COVID-19, or any other such outbreak of a highly contagious disease, occurring in the United States could negatively affect our business operations, asset valuations, financial condition and results of operations.

The Company has implemented a number of procedures in response to the pandemic to support the safety and well-being of our customers, employees, and communities:

●	Following the guidelines of the Center for Disease Control and local governments, we have updated our branch operating procedures. While our branches remain open, the lobbies were temporarily closed and transactions were being conducted through drive-up windows or by appointment. Our branches have returned to pre-pandemic service levels, but have implemented safety precautions, including the use of personal protective equipment (“PPE”) (where and when prudent), enhanced daily cleaning and instructions to maintain appropriate social distancing.
●	We also actively encourage customers to utilize PPE and alternative banking channels, such as our online and mobile banking platforms. Our customer service and retail departments remain fully staffed and available to assist customers remotely.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

●	Our corporate and operations offices have predominantly returned to pre-pandemic schedules and processes, but we have enhanced daily cleaning and instructed employees to maintain appropriate social distancing. Our employees maintain the ability to work remotely, both safely and efficiently using technology, in the event that such is required or necessary. Most of our normally scheduled meetings, including Board of Director meetings and various committee meetings, are now held virtually instead of in-person.
●	We continue to assist customers experiencing COVID-19 related hardships by approving payment extensions or loan forbearance agreements, and waiving or refunding certain fees. During the initial onset of the hardships, we proactively contacted all commercial borrowers and offered uniform payment extensions or loan forbearance agreements, while requests from consumer borrowers were reviewed and approved on a case-by-case basis. Beginning with March 18, 2020 and through July 24, 2020, we had approved 206 payment extensions or loan forbearance agreements on approximately $90.6 million of balances in the loan portfolio, of which $81.9 million related to commercial real estate, $7.2 million related to residential real estate and consumer loans, and $1.5 million related to SBA lending relationships. These payment extensions or loan forbearance agreements are generally for periods of three months and included deferment of both principal and interest. As of July 24, 2020, we had 48 loans with payment extensions or loan forbearance agreements on approximately $22.1 million of balances that were still in effect and set to expire between July 27, 2020 and October 13, 2020. Following the expiration of the initial payment extensions or loan forbearance agreements, we expect to entertain requests for extended periods on a case-by-case basis, which will generally include deferment of only the principal portion of payments (but both principal and interest for hotel loans) for a period of up to three months. Of the payment extensions or loan forbearance agreements in effect as of July 24, 2020, three were for second three-month periods of deferred principal and interest payments, including two loans secured by hotels and one to a borrower in the entertainment service industry.
●	As a result of the passage of the CARES Act, the SBA will make six months of principal and interest payments for loans of existing SBA borrowers that were in “regular servicing status” (not delinquent) at March 27, 2020 and for SBA loans of new borrowers originated between March 27, 2020 and September 27, 2020. The aforementioned $1.5 million of SBA lending relationships that were provided payment extensions and forbearance by the Company will also receive the six months of SBA-made payments once the forbearance periods have expired. In addition, the majority of the Company’s SBA borrowers applied for participation in the SBA’s Paycheck Protection Program (“PPP”).
●	We are actively participating in the PPP and had $180.5 million of outstanding PPP loan balances as of June 30, 2020. At June 30, 2020, we had approximately $3.5 million of net deferred loan fees related to PPP loans that will be recognized over the life of the loans and as borrowers are granted forgiveness.
●	The leisure and hospitality industries carry a higher degree of credit risk due to the COVID-19 pandemic. The Company had outstanding loan balances to restaurants totaling $167.5 million as of June 30, 2020, of which $76.1 million is fully guaranteed by the SBA, including $74.5 million of PPP loans, and $77.4 million represents commercial real estate loans where the collateral property is leased to national-brand, investment-grade tenants. The Company had outstanding loan balances to hotels totaling $17.5 million as of June 30, 2020, of which $3.7 million is fully guaranteed by the SBA, including $606,000 of PPP loans. Based on our evaluation of the allowance for loan losses at June 30, 2020, management believes the allowance for loan losses is adequate to cover estimated losses at that date. However, as the pandemic continues, losses could be recognized beyond estimates at June 30, 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Management continues to closely monitor the pandemic and may take additional action to respond to the pandemic’s effects on the Company’s business as the situation continues to evolve.  We cannot determine or estimate the impact on our business at this time because the length and severity of the economic downturn is not known.  We believe we are well-positioned to withstand any challenges that may be presented, and we are committed to continuing to serve our customers, employees and communities.

Comparison of Financial Condition at June 30, 2020 and September 30, 2019

Cash and Cash Equivalents. Cash and cash equivalents decreased $13.9 million from $41.4 million at September 30, 2019 to $27.5 million at June 30, 2020.

Loans. Net loans receivable increased $270.7 million, from $810.7 million at September 30, 2019 to $1.08 billion at June 30, 2020, due primarily to an increase in commercial business loans of $196.8 million, including a net increase in PPP loans of $180.5 million.

Loans Held for Sale. Loans held for sale increased $114.0 million, from $96.1 million at September 30, 2019 to $210.1 million at June 30, 2020, due to an increase in residential mortgage loans held for sale of $109.8 million and an increase in SBA loans held for sale of $4.2 million.  The increase in residential mortgage loans held for sale is due to additional staff hired in 2019 and 2020 for the purpose of expanding the Company’s mortgage banking activities and the decline in market interest rates, which have significantly increased refinance activity. As a result of this expansion, the Company originated $2.08 billion of residential loans held for sale in the secondary market for the nine-month period ended June 30, 2020 compared to $436.1 million in originations for the nine-month period ended June 30, 2019.

Securities Available for Sale. Securities available for sale increased $26.5 million, from $177.3 million at September 30, 2019 to $203.8 million at June 30, 2020, due primarily to purchases of $35.1 million and an increase in unrealized gains on securities available for sale of $4.8 million, partially offset by calls and maturities of $5.1 million, sales of $3.2 million, and principal repayments of $4.6 million.

Securities Held to Maturity. Investment securities held to maturity decreased $182,000 from September 30, 2019 to June 30, 2020 due to partial calls and principal repayments.  There were no purchases of securities held to maturity during the nine-month period ended June 30, 2020.

Other Assets.  Other assets increased $25.9 million from September 30, 2019 to June 30, 2020 due to a $13.6 million increase in derivative assets related to the mortgage banking segment, a $9.4 million increase in mortgage servicing rights and a lease right of use asset of $8.0 million that was recorded in 2020.

Deposits. Total deposits increased $148.5 million, from $834.4 million at September 30, 2019 to $982.9 million at June 30, 2020, due primarily to increases in interest bearing deposit accounts and non-interest bearing deposit accounts of $93.8 million and $54.7 million, respectively.  The increase in interest bearing deposit accounts is primarily due to increases in NOW accounts, money market accounts, savings accounts and time deposits of $35.7 million, $19.7 million, $14.1 million and $24.3 million, respectively.

FHLB Borrowings. Borrowings from the FHLB increased $76.1 million, from $222.5 million at September 30, 2019 to $298.6 million at June 30, 2020.  The increase in borrowings was primarily used to fund loan growth and the expansion of the Company’s mortgage lending activities.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Federal Reserve PPPLF Borrowings.  During the three-month period ended June 30, 2020, the Company began utilizing the Federal Reserve PPP Liquidity Facility (“PPPLF”).  PPPLF borrowings totaled $174.8 million at June 30, 2020.  The proceeds from the PPPLF were used to fund certain PPP loans, which are pledged as collateral to secure the borrowings, and borrowings under the PPPLF carry a fixed interest rate of 0.35% .

Accrued Expenses and Other Liabilities.   Accrued expenses and other liabilities increased $22.2 million from September 30, 2019 to June 30, 2020 primarily due to the recording of lease liabilities of $8.1 million in 2020, a $5.5 million increase in accrued incentive compensation and a $3.1 million increase in derivative liabilities related to the mortgage banking segment.

Equity. Stockholders’ equity attributable to the Company was $142.4 million at June 30, 2020, an increase of $21.3 million from September 30, 2019 due primarily to a $17.2 million increase in retained earnings and a $3.8 million increase in accumulated other comprehensive income due to an increase in the market value of available for sale securities.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Overview.  The Company reported net income of $15.4 million, or $6.51 per diluted share, for the three-month period ended June 30, 2020 compared to net income of $4.4 million, or $1.85 per diluted share, for the three-month period ended June 30, 2019.

Net Interest Income.  Net interest income increased $2.9 million, or 29.4%, for the three-month period ended June 30, 2020 as compared to the same period in 2019.  Average interest-earning assets increased $327.1 million and average interest-bearing liabilities increased $274.0 million when comparing the two periods.  The tax-equivalent net interest margin was 3.70% for 2020 compared to 3.72% for 2019.

Total interest income increased $2.3 million, or 17.5%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $327.1 million, from $1.09 billion for 2019 to $1.42 billion for 2020, partially offset by a decrease in the average tax equivalent yield on interest-earning assets from 4.88% for 2019 to 4.41% for 2020.  The majority of the increase in average interest-earning assets was attributable to loans.  The average balance of loans increased $333.0 million, or 38.8%, compared to 2019.

Total interest expense decreased $623,000, or 19.5%, due to a decrease in the average cost of interest-bearing liabilities from 1.43% for 2019 to 0.88% for 2020, partially offset by an increase in the average balance of interest-bearing liabilities of $274.0 million, from $884.5 million for 2019 to $1.16 billion for 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended June 30, 2020 and 2019. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Three Months Ended June 30,
	2020			2019
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$25,985	$37	0.57%	$38,332	$205	2.14%
Loans	1,191,097	13,460	4.52	858,068	10,924	5.08
Investment securities	178,611	1,947	4.36	163,185	1,877	4.60
Agency mortgage-backed securities	8,660	69	3.19	21,993	152	2.76
FRB and FHLB stock	16,804	168	4.00	12,505	196	6.27
Total interest-earning assets	1,421,157	15,681	4.41	1,094,083	13,354	4.88

Noninterest-earning assets	110,772			80,566
Total assets	$1,531,929			$1,174,649

Liabilities and equity:
NOW accounts	$200,933	$109	0.22%	$176,824	$118	0.27%
Money market deposit accounts	118,923	126	0.42	114,261	376	1.32
Savings accounts	130,760	24	0.07	121,192	23	0.08
Time deposits	319,786	1,052	1.32	272,459	1,431	2.10
Total interest-bearing deposits	770,402	1,311	0.68	684,736	1,948	1.14

Repurchase agreements	—	—	0.00	1,354	1	0.30
Fed funds purchased	1,978	2	0.40	—	—	0.00
FHLB borrowings	292,168	846	1.16	178,707	898	2.01
Federal Reserve PPPLF borrowings	74,218	66	0.36	—	—	0.00
Subordinated debt	19,769	318	6.43	19,701	319	6.48
Total interest-bearing liabilities	1,158,535	2,543	0.88	884,498	3,166	1.43

Noninterest-bearing deposits	214,907			166,844
Other noninterest-bearing liabilities	30,413			12,727
Total liabilities	1,403,855			1,064,069

Total stockholders’ equity	128,629			110,503
Noncontrolling interest in subsidiary	(555)			77
Total equity	128,074			110,580

Total liabilities and equity	$1,531,929			$1,174,649
Net interest income (taxable equivalent basis)		13,138			10,188
Less: taxable equivalent adjustment		(337)			(296)
Net interest income		$12,801			$9,892
Interest rate spread			3.53%			3.45%
Net interest margin			3.70%			3.72%
Average interest-earning assets to average interest-bearing liabilities			122.67%			123.70%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended June 30, 2020 and 2019. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended June 30, 2020
	Compared to
	Three Months Ended June 30, 2019
	Increase (Decrease)
	Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$(126)	$(42)	$(168)
Loans	(1,457)	3,993	2,536
Investment securities	(103)	173	70
Agency mortgage-backed securities	16	(99)	(83)
FRB and FHLB stock	(83)	55	(28)
Total interest-earning assets	(1,753)	4,080	2,327

Interest expense:
Deposits	(831)	194	(637)
Repurchase agreements	—	(1)	(1)
Fed funds purchased	—	2	2
Borrowings from FHLB	(521)	469	(52)
Federal Reserve PPPLF borrowings	32	34	66
Subordinated debt	(2)	1	(1)
Total interest-bearing liabilities	(1,322)	699	(623)

Net increase (decrease) in net interest income (tax equivalent basis)	$(431)	$3,381	$2,950

Provision for Loan Losses. The provision for loan losses was $3.0 million for the three-month period ended June 30, 2020 compared to $337,000, for the same period in 2019. Gross loans increased approximately $210.5 million for the three-month period ended June 30, 2020 compared to an increase of approximately $33.9 million for the three-month period ended June 30, 2019. The increase in loans for 2020 includes PPP loans totaling $180.5 million at June 30, 2020, which are 100% guaranteed by the SBA.

The Company recognized net charge-offs of $31,000 for the three-month period ended June 30, 2020 compared to net charge-offs of $655,000 for the same period in 2019.  The increase in the provision for loan losses for 2020 was primarily due to increased nonperforming assets as well as changes to qualitative factors within the allowance for loan losses calculation related to economic uncertainties surrounding COVID-19.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $33.7 million for the three-month period ended June 30, 2020 as compared to the same period in 2019.  The increase was due primarily to an increase in mortgage banking income of $33.5 million.  The increase in mortgage banking income was due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018.  Additional details regarding the financial performance of the mortgage banking and SBA lending segments are included in Note 13 to the consolidated financial statements.

Noninterest Expense. Noninterest expense increased $18.5 million for the three-month period ended June 30, 2020 as compared to the same period in 2019.  The increase was due primarily to increases in compensation and benefits and advertising of $15.2 million and $1.1 million, respectively.  The increase in compensation and benefits expense is attributable to the addition of new employees primarily to support the growth of the Company’s mortgage banking and SBA lending activities and routine salary and benefits adjustments.  The increase in advertising is primarily due to the mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $5.5 million for the three-month period ended June 30, 2020 as compared to income tax expense of $748,000 for the same period in 2019.  The effective tax rate increased from 13.1% for the quarter ended June 20, 2019 to 26.2% for the quarter ended June 30, 2020 primarily due to increases in pre-tax income and nondeductible expenses.

Results of Operations for the Nine Months Ended June 30, 2020 and 2019

Overview. The Company reported net income of $18.2 million, or $7.66 per diluted share, for the nine-month period ended June 30, 2020 compared to net income of $10.9 million, or $4.58 per diluted share, for the nine-month period ended June 30, 2019.

Net Interest Income. Net interest income increased $5.3 million, or 18.0%, for the nine-month period ended June 30, 2020 as compared to the same period in 2019.  Average interest-earning assets increased $223.5 million and average interest-bearing liabilities increased $195.9 million when comparing the two periods.  The tax-equivalent net interest margin was 3.75% for 2020 compared to 3.87% for 2019.

Total interest income increased $5.6 million, or 15.2%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $223.5 million, from $1.04 billion for 2019 to $1.26 billion for 2020, partially offset by a decrease in the average tax equivalent yield on interest-earning assets from 4.88% for 2019 to 4.62% for 2020.  The majority of the increase in average interest-earning assets was attributable to loans.  The average balance of loans increased $224.1 million, or 27.7%, compared to 2019.

Total interest expense increased $364,000, or 4.7%, due to an increase in the average balance of interest-bearing liabilities of $195.9 million, from $829.7 million for 2019 to $1.03 billion for 2020, partially offset by a decrease in the average cost of interest-bearing liabilities from 1.26% for 2019 to 1.07% for 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the nine-month periods ended June 30, 2020 and 2019. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Nine Months Ended June 30,
	2020			2019
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:	(Dollars in thousands)
Interest-bearing deposits with banks	$40,219	$395	1.31%	$34,951	$579	2.21%
Loans	1,031,776	37,165	4.80	807,691	30,977	5.11
Investment securities	164,579	5,455	4.42	160,291	5,479	4.56
Agency mortgage-backed securities	10,870	228	2.80	25,286	524	2.76
FRB and FHLB stock	15,273	473	4.13	10,957	459	5.59
Total interest-earning assets	1,262,717	43,716	4.62	1,039,176	38,018	4.88

Noninterest-earning assets	105,576			72,809
Total assets	$1,368,293			$1,111,985

Liabilities and equity:
NOW accounts	$190,659	$386	0.27%	$177,430	$356	0.27%
Money market deposit accounts	115,287	674	0.78	112,616	1,052	1.25
Savings accounts	124,353	73	0.08	119,930	69	0.08
Time deposits	300,938	3,552	1.57	266,178	3,502	1.75
Total interest-bearing deposits	731,237	4,685	0.85	676,154	4,979	0.98

Repurchase agreements	—	—	0.00	1,353	3	0.30
Fed funds purchased	704	3	0.57	—	—	0.00
FHLB borrowings	249,257	2,492	1.33	132,550	1,896	1.91
Federal Reserve PPPLF borrowings	24,649	66	0.36	—	—	0.00
Subordinated debt	19,752	955	6.45	19,684	959	6.50
Total interest-bearing liabilities	1,025,599	8,201	1.07	829,741	7,837	1.26

Noninterest-bearing deposits	190,237			165,493
Other noninterest-bearing liabilities	27,118			11,131
Total liabilities	1,242,954			1,006,365

Total stockholders’ equity	125,483			104,639
Noncontrolling interest in subsidiary	(144)			981
Total equity	125,339			105,620

Total liabilities and equity	$1,368,293			$1,111,985
Net interest income (taxable equivalent basis)		35,515			30,181
Less: taxable equivalent adjustment		(912)			(852)
Net interest income		$34,603			$29,329
Interest rate spread			3.55%			3.62%
Net interest margin			3.75%			3.87%
Average interest-earning assets to average interest-bearing liabilities			123.12%			125.24%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the nine-month periods ended June 30, 2020 and 2019. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Nine Months Ended June 30, 2020
	Compared to
	Nine Months Ended June 30, 2019
	Increase (Decrease)
	Due to
	Rate	Volume	Net

	(In thousands)
Interest income:
Interest-bearing deposits with banks	$(254)	$70	$(184)
Loans	(2,139)	8,327	6,188
Investment securities	(170)	146	(24)
Agency mortgage-backed securities	6	(302)	(296)
FRB and FHLB stock	(143)	157	14
Total interest-earning assets	(2,700)	8,398	5,698

Interest expense:
Deposits	(672)	378	(294)
Repurchase agreements	—	(3)	(3)
Fed funds purchased	—	3	3
Borrowings from FHLB	(822)	1,418	596
Federal Reserve PPPLF borrowings	—	66	66
Subordinated debt	(7)	3	(4)
Total interest-bearing liabilities	(1,501)	1,865	364

Net increase (decrease) in net interest income (tax equivalent basis)	$(1,199)	$6,533	$5,334

Provision for Loan Losses. The provision for loan losses was $5.2 million for the nine-month period ended June 30, 2020 compared to $992,000, for the same period in 2019.  Gross loans increased approximately $278.7 million (including $180.5 million of PPP loans) for the nine-month period ended June 30, 2020 compared to an increase of approximately $92.9 million for the nine-month period ended June 30, 2019.

The Company recognized net charge-offs of $590,000 for the nine-month period ended June 30, 2020, of which $353,000 was related to unguaranteed portions of SBA loans.  The Company recognized net charge-offs of $699,000 for the same period in 2019, of which $645,000 was related to unguaranteed portions of SBA loans.  The increase in the provision for loan losses for 2020 was primarily due to increased nonperforming assets as well as changes to qualitative factors within the allowance for loan losses calculation related to economic uncertainties surrounding COVID-19.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $49.9 million for the nine-month period ended June 30, 2020 as compared to the same period in 2019.  The increase was due primarily to an increase in mortgage banking income of $49.2 million.  The increase in mortgage banking income is due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018.  Additional details regarding the financial performance of the mortgage banking and SBA lending segments are included in Note 13 to the consolidated financial statements.

Noninterest Expense. Noninterest expense increased $40.6 million for the nine-month period ended June 30, 2020 as compared to the same period in 2019.  The increase was due primarily to increases in compensation and benefits and advertising of $32.4 million and $3.4 million, respectively.  The increase in compensation and benefits expense is attributable to the addition of new employees primarily to support the growth of the Company’s mortgage banking and SBA lending activities and routine salary and benefits adjustments.  The increase in advertising is primarily due to the mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $5.4 million for the nine-month period ended June 30, 2020, compared to $1.7 million for the same period in 2019.  The effective tax rate increased from 13.3% for 2019 to 23.0% for 2020 primarily due to increases in pre-tax income and nondeductible expenses.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At June 30, 2020, the Bank had cash and cash equivalents of $27.5 million and securities available-for-sale with a fair value of $203.8 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank and the Captive.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At June 30, 2020, the Company (unconsolidated basis) had liquid assets of $5.0 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  As of June 30, 2020, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.36%, 11.24%, 11.24% and 12.49%, respectively.  The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines.  At June 30, 2020, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine-month period ended June 30, 2020, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

	At June 30, 2020		At September 30, 2019
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$1,494	3.12%	$(4,945)	(12.43)%
200bp	1,234	2.58	(2,197)	(5.52)
100bp	1,075	2.24	(993)	(2.50)
(100)bp	(2,263)	(4.73)	750	1.89
(200)bp	(3,413)	(7.13)	(616)	(1.55)

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

At June 30, 2020, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $1.1 million, or 2.24%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 2.58% and 3.12%, respectively. An immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $2.3 million, or 4.73%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to decrease by 7.13%. All estimated changes presented in the above table are within the policy guidelines approved by the Company’s Board of Directors.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of June 30, 2020, (the “Evaluation Date”), the Company performed an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended September 30, 2019 filed with the SEC on December 16, 2019 (the “2019 Form 10-K”).

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our 2019 Form 10-K, management implemented additional controls and procedures described therein starting in the fourth quarter of 2019 in order to remediate the material weaknesses identified, and will continue to take steps as necessary that management and the Audit Committee believe will remediate the control deficiencies. Specifically, since the material weaknesses were identified management has updated its procedures to periodically test the estimate of direct loan origination costs and other assumptions used to calculate the fair value of interest rate lock commitments and loans held for sale, changed its methods of accruing and paying incentive compensation for the mortgage banking segment, and undertaken a process to review and update the compensation agreements for employees within the mortgage banking segment. In addition, management has engaged a consulting firm to independently review the assumptions used to value interest rate lock commitments and loans held for sale, as well as review the accounting and monthly closing processes for the mortgage banking segment to identify areas where efficiency can be improved. However, the identified control deficiencies that led to the material weaknesses in internal control over financial reporting will not be considered fully addressed until the new and additional controls, processes and procedures have been in operation for a sufficient period of time to allow the Company’s management to conclude, through testing, that the controls are operating effectively and the material weaknesses have been fully remediated. Management expects the remediation of the material weaknesses will be completed by September 30, 2020.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2020:

				(d)
			(c)	Maximum number
			Total number of shares	(or appropriate dollar value)
	(a)	(b)	(or units) purchased as	of shares (or units)
	Total number of	Average price	part of publicly	that may yet be
	shares (or units)	paid per share	announced plans or	purchased under
Period	purchased	(or unit)	programs (1)	the plans or programs
April 1, 2020 through April 30, 2020	—	$—	—	44,802
May 1, 2020 through May 31, 2020	—	$—	—	44,802
June 1, 2020 through June 30, 2020	—	$—	—	44,802
Total	—	$—	—	44,802
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

104	The cover page of First Savings Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated August 10, 2020	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated August 10, 2020	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer