Form 10-K
period 2020-09-30
First Savings Financial Group, Inc.
filed 2020-12-17
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

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

Large Accelerated Filer ◻	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ⌧
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $73.3 million, based upon the closing price of $38.95 per share as quoted on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2020.

The number of shares outstanding of the registrant’s common stock as of December 7, 2020 was 2,374,472.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of First Savings Financial Group, Inc. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. First Savings Financial Group’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of First Savings Financial Group and its subsidiary include, but are not limited to, the effects of COVID-19, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in First Savings Financial Group’s market area, changes in real estate market values in First Savings Financial Group’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors” below.

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

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2020, which is the most recent date for which data is available from the FDIC, we held approximately 21.86%, 18.01%, 3.35%, 25.19%, 100.00% and 21.69% of the FDIC-insured deposits in Clark, Daviess, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively.  This data does not reflect deposits held by credit unions with which we also compete.  In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area.  Some of these institutions are larger than us and, therefore, may have greater resources.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 80%, including that for non-owner occupied residential real estate loans whose loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance. However, the total balance of residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $33.0 million, of which some do not have private mortgage insurance or government guaranty. We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

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

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area (“NNN Finance Program”).  This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees.  The terms of the loans are generally consistent with the aforementioned terms of in-market commercial real estate loans; however, these cannot exceed 70% loan-to-value and loan maturities cannot exceed the expiration of the underlying leases.  In addition, the Company has established guidelines with respect to concentrations by state, lessee and industry of lessees as a percentage of regulatory capital.  The average size of these loans originated was $1.2 million and the portfolio balance was $334.6 million at September 30, 2020.

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

We generally do not sell whole loans, other than long-term fixed rate residential mortgage loans that we originate, or participation interests in loans originated by us. We also generally do not purchase whole loans or participation interests in loans originated by other financial institutions.  However, in order to manage certain risk factors or supplement our lending portfolio, we may sell or purchase whole loans or participation interests in loans from time to time depending on various factors. At September 30, 2020, $68.0 million of loans included sold participation interests of $32.7 million, for a net position of $35.3 million outstanding in our portfolio.  At September 30, 2020, acquired participation interests of loans totaled $6.7 million.

Beginning in April 2015, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in SBA lending in order to enhance the Company’s proficiency in SBA 7(a) program loan originations and sales.  The Bank continues to hire additional business development officers and appropriate supporting staff in order to grow this lending platform.  The primary purpose of this lending platform is to originate SBA 7(a) program loans, the borrowers and collateral for which are outside of our primary market area, and sell the amounts guaranteed by the SBA in the secondary market.  This lending platform is also designed to diversify the Company’s geographic and interest rate risk profile with respect to the retained unguaranteed amounts given the geographic dispersion of the loans and collateral, and their floating rate structure.  The Company originated SBA loans with a total commitment of $257.3 million during the year ended September 30, 2020, of which $183.4 million represented loans originated under the SBA’s Paycheck Protection Program (“PPP”).  At September 30, 2020, $493.5 million of SBA loans included sold guaranteed portions of $209.1 million, for a net position of $284.4 million outstanding in our portfolio. The amount outstanding in the Bank’s portfolio at September 30, 2020 included $22.1 million in SBA loans held for sale, $180.6 million of PPP loans, $11.3 million in the unguaranteed portion of SBA loans not yet sold, $11.5 million in the guaranteed portion of SBA loans not yet sold and $58.9 million in the unguaranteed portion of SBA loans sold.  All SBA loans held for sale were carried at the lower of cost or fair market value at September 30, 2020 and 2019.

Mortage Banking. Beginning in April 2018, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in the origination and sale of one- to four-family residential real estate loans on a nationwide basis.  The Bank continues to hire additional business development officers and appropriate supporting staff in order to grow this lending platform.  The primary purpose of this lending platform is to originate one- to four-family residential real estate loans, the borrowers and collateral for which are outside of our primary market area, and sell the whole loans in the secondary market.  The Company originated $3.61 billion and sold $3.44 billion of one- to four-family residential real estate loans within this lending platform during the year ended September 30, 2020.  The amount outstanding in the Bank’s portfolio at September 30, 2020 included $263.4 million in loans held for sale, including $208.5 million recorded at market value and $54.9 million carried at the lower of cost or fair market value.

Beginning in 2019, the Bank began to augment its mortgage banking originations by purchasing whole loans from third party originators. The Bank’s Third Party Origination (“TPO”) program has expanded significantly in 2020 and accounted for the majority of the Bank’s activity in the mortgage banking division in 2020. Loans purchased from third party originators generally have a higher cost and result in a lower profit margin for the Bank upon the sale of loans. Our decision to sell or purchase loans is based on prevailing market interest rate conditions, interest rate risk management considerations, regulatory lending restrictions and liquidity needs.

The residential mortgage industry is highly competitive, and we compete with other community banks, regional banks, national banks, credit unions, financial service companies and online mortgage companies. Due to the highly competitive nature of the residential mortgage industry, we expect to continue to face competitive pressures related to changing market conditions that could reduce our margins and mortgage banking revenue. The mortgage volume industry-wide could decline, which could result in a significant decline in our mortgage banking revenue. Our mortgage banking office leases are generally short-term in nature and the compensation arrangements provide scalability to our business model. See Note 29, “Segment Reporting,” for details regarding the financial performance of the mortgage banking segment.

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

Loans to One Borrower.The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At September 30, 2020, our regulatory limit on loans to one borrower was $24.1 million.  At that date, our largest lending relationship was for a commitment of $14.0 million, of which $13.6 million was outstanding, and was performing according to its original terms at that date.

Loan Commitments. We issue commitments for commercial loans conditioned upon the occurrence of certain events. Commitments to originate loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days.

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

At September 30, 2020, our investment portfolio consisted primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and pass-through asset-backed securities guaranteed by the SBA.

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

Borrowings. We use advances from the FHLB to supplement our investable funds. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System functions as a central reserve bank providing credit for member financial institutions. First Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of the U.S., U.S. government agencies or U.S. government-sponsored enterprises), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. During 2020, we also utilized the Federal Reserve Bank’s PPP Liquidity Facility (“PPPLF”) to fund certain PPP loans. We have three federal funds purchased line of credit facilities with other financial institutions that are subject to continued borrower eligibility and are intended to support short-term liquidity needs. We also utilize brokered certificates of deposit and reciprocal time deposits as sources of borrowings and may use broker repurchase agreements and internet certificates of deposit from time to time, depending on our liquidity needs and pricing of these facilities versus other funding alternatives.

Employees and Human Capital Resources

We believe that the success of a business is largely due to the quality of its employees, the development of each employee's full potential, and the Company's ability to provide timely and satisfying rewards. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies from within. We invest in learning and development including tuition reimbursement for courses, degree programs and fees paid for certifications. As of September 30, 2020, we had 621 full-time employees and 75 part-time employees, none of whom is represented by a collective bargaining unit.

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

On April 25, 2017, the Bank formed Q2 Business Capital, LLC (“Q2”), which is an Indiana limited liability company that specializes in the origination and servicing of SBA loans. The Bank owns 51% of Q2 and has the option to purchase the minority interest. In accordance with Q2’s operating agreement, the Bank was allocated the first $1.7 million of cumulative net income of Q2 and subsequent profits and losses are allocated 51% to the Bank and 49% to Q2’s minority members.

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

As of September 30, 2020, First Savings Bank met all applicable capital adequacy requirements in effect at that date.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC announced that the 1.35% ratio was reached as of September 30, 2018. As of September 30, 2020, the FDIC had announced that the ratio had declined to 1.30% due largely to consequences of the COVID-19 pandemic.  The FDIC adopted a plan to restore the fund to the 1.35% ratio within eight years but did not change its assessment schedule.

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

Assessments.  Indiana banks are required to pay assessments to the INDFI to fund the agency’s operations.  The assessments paid to the INDFI by First Savings Bank for the year ended September 30, 2020 totaled $85,000.

Federal Home Loan Bank System.  First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  First Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB.  First Savings Bank was in compliance with this requirement with an investment in FHLB capital stock at September 30, 2020 of $15.7 million.

Federal Reserve Board System.  The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2020, the regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $127.5 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $127.5 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.9 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. As of September 30, 2020, First Savings Bank was in compliance with this requirement.

CARES Act

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020.  Among other things, the CARES Act includes the following provisions impacting financial institutions like First Savings Bank:

●	The CARES Act allows banks to elect to suspend requirements under accounting principles generally accepted in the United States of America (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking agencies are required to defer to the determination of the banks making such suspension.
●	The CARES Act authorizes the SBA’s Paycheck Protection Program. The PPP authorizes for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions, such as First Savings Bank, that process loan applications and service the loans.

Other Regulations

First Savings Bank’s operations are also subject to federal laws applicable to credit transactions, including the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of First Savings Bank also are subject to laws such as the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate.  For the Company’s tax year ended September 30, 2020, Indiana imposed a 6.25% franchise tax based on a financial institution’s adjusted gross income as defined by statute.  The Indiana franchise tax rate will be reduced to 6.00%, 5.50%, 5.00%, and 4.90% for the Company’s tax years ending September 30, 2021, 2022, 2023, and 2024 and years thereafter, respectively. In computing Indiana taxable income, deductions for municipal interest, state and local income taxes and certain accelerated depreciation permitted for federal tax purposes are disallowed.

The Company and its subsidiaries also file income and franchise tax returns in various other states where they are deemed to have tax nexus.

Our state income tax returns have not been audited during the last five years.

Item 1A.    RISK FACTORS

Risks Related to COVID-19

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

Hotel and restaurant operators and others in the leisure, hospitality and travel industries, among other industries, have been particularly harmed by COVID-19. See “Item 7 – Management’s Discussion and Analysis for Financial Condition and Results of Operations” for information about the Company’s outstanding loans to borrowers in the hotel and restaurant industries.  If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

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

Risks Related to Our Lending Activities

Our emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2020, $799.0 million, or 72.0%, of our loan portfolio consisted of commercial real estate loans and commercial business loans.  Subject to market conditions, we intend to increase our origination of these loans.  Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, some of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  At September 30, 2020, nonperforming commercial real estate loans totaled $7.6 million.  At September 30, 2020 nonperforming commercial business loans totaled $2.4 million.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At September 30, 2020, $25.7 million, or 2.3% of our loan portfolio consisted of construction loans, and land and land development loans, and $5.0 million, or 19.4% of the construction loan portfolio (excluding undisbursed commitments and portions participated to other financial institutions), consisted of speculative construction loans at that date.  Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination.  Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans.  These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers.  In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss.  Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would adversely affect our earnings.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2020, $26.6 million, or 13.9% of our residential mortgage loan portfolio and 2.4% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties.  Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream.  In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.  Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us.  At September 30, 2020, we had seven non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $6.4 million.  Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.  At September 30, 2020, the Bank had one nonperforming non-owner occupied residential loan totaling $21,000.  At September 30, 2020, the Bank did not have any non-owner occupied residential properties held as real estate owned.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

Our mortgage banking operation originates and sells residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products and the revenue realized on the sale of loans and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $117.9 million in the year ended September 30, 2020. This revenue could significantly decline in future periods if interest rates were to rise and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability.

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

The value of our residential mortgage loan servicing rights and SBA loan servicing rights is subjective by nature and may be vulnerable to inaccuracies or other events outside our control.

The value of our loan servicing rights can fluctuate.  The assets could decrease if prepayment speeds or delinquency rates of the underlying loans increase, or if the costs to service the loans increase.  The value of the assets could also decline if there is a lack of liquidity in the loan servicing rights market.  Similarly, the value may decrease in interest rates decrease or change in a non-parallel manner or are otherwise volatile.  All of these factors are largely out of our control.  Estimates must be developed and assumptions and judgments must be made when valuing these assets.  An inaccurate valuation, or changes to the valuation due to factors outside of our control, could negatively impact our ability to realize the full value of these assets.  As a result, our balance sheet may not precisely represent the fair market value of these and other financial assets.

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

Risks Related to Competition

Strong competition within our primary market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and attract deposits.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  At June 30, 2020, which is the most recent date for which data is available from the FDIC, we held approximately 21.86%, 18.01%, 3.35%, 25.19%, 100.00% and 21.69% of the FDIC-insured deposits in Clark, Daviess, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our primary market area.  See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

Risks Related to Changes in Market Interest Rates

Changing interest rates may hurt our earnings and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income. At September 30, 2020, approximately $395.3 million, or 35.6% of the total loan portfolio, consisted of fixed-rate loans with maturity dates after September 30, 2021. This investment in fixed-rate loans exposes the Company to increased levels of interest rate risk.

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

Risks Related to Our Liquidity Position

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

Risks Related to Mergers and Acquisitions and Other Expansionary Activities

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

Market expansion and acquisitions involve a number of expenses and risks, including:

●	the time and costs of associated with identifying and evaluating potential new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
●	the time and costs associated with identifying potential acquisition and merger targets;
●	the accuracy of the estimates and judgments used to evaluate credit, operations, management and market risks with respect to a target institution;
●	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combined businesses;
●	our ability to finance an acquisition and possible dilution to our existing shareholders;
●	closing delays and expenses related to the resolution of lawsuits filed by shareholders of targets;
●	entry into new markets where we lack experience;
●	introduction of new products and services into our business;
●	the risk of loss of key employees and customers; and
●	incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations.

Future acquisitions could be material to the Company and it may issue additional shares of stock to pay for those acquisitions, which would dilute current shareholder’s ownership interests.

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could have a significant negative impact on our profitability.

Goodwill represents the amount of consideration exchanged over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  At September 30, 2020, our goodwill totaled $9.8 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Investment Portfolio

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

Risks Related to Our Operations

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, the Company identified material weaknesses in internal control over financial reporting within the mortgage banking segment over the valuation of interest rate lock commitments and loans held for sale, and the accrual of incentive compensation.  Management, under the direction of the Audit Committee, has implemented remedial measures throughout 2020 to address the material weaknesses.  The Company’s remediation plan included reevaluating the Company’s accounting policies and practices, allocating additional resources to the mortgage banking segment, engaging a third party consulting firm to independently review the accounting and monthly closing process for the mortgage banking segment, improving the documentation and review of significant assumptions utilized in the valuation of interest rate lock commitments and loans held for sale, and additional training for relevant personnel.

Management has concluded that the material weaknesses have been fully remediated at September 30, 2020.  However, if the remedial measures are insufficient, or if additional material weaknesses occur in the future, we may not be able to report our financial results in an accurate and timely manner, prevent or detect fraud, or provide reliable financial information pursuant to our reporting obligations, which could have a material adverse effect on our business, financial condition, and results of operations.  For further discussion, see Part II - Item 9A – Controls and Procedures.

Risks Related to an Investment in Our Common Stock

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2020 or that we will be able to pay future dividends at all.

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

The trading volume of our stock varies and you may not be able to resell your shares at or above the price you paid for them.

The price of the common stock purchased may decrease significantly. Although our common stock is quoted on the NASDAQ Capital Market under the symbol "FSFG", trading volume in the stock varies daily. A public trading market having the desired characteristics of liquidity and order depends on the presence in the market of willing buyers and sellers at any given time. The presence of willing buyers and sellers depends on the individual decisions of investors and general economic conditions, all of which are beyond our control.

Insiders have substantial control over us, and this control may limit our shareholders’ ability to influence corporate matters and may delay or prevent a third party from acquiring control over us.

As of December 7, 2020, our directors, executive officers, and their related entities and persons currently beneficially own, in the aggregate, approximately 14.30% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our directors, executive officers, and their related entities and persons, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of September 30, 2020.

	Year	Owned/
Location	Opened	Leased
Main Office:

Jeffersonville Main Office 702 North Shore Drive, Suite 300 Jeffersonville, IN 47130	2019	Owned

Branch Offices:

Clarksville Office 501 East Lewis & Clark Parkway Clarksville, Indiana	1968	Owned

Jeffersonville – 10th Street Office 3538 E 10th Street Jeffersonville, Indiana	2020	Owned

Charlestown Office 1100 Market Street Charlestown, Indiana	1993	Owned

Georgetown Office 1000 Copperfield Drive Georgetown, Indiana	2003	Owned

Jeffersonville - Court Avenue Office 202 East Court Avenue Jeffersonville, Indiana	1986	Owned

Sellersburg Office 125 Hunter Station Way Sellersburg, Indiana	1995	Owned

Corydon Office 900 Hwy 62 NW Corydon, Indiana	1996	Owned

Salem Office 1336 S Jackson Street Salem, Indiana	1995	Owned

English Office 200 Indiana Avenue English, Indiana	1925	Owned

Marengo Office 165 E State Rd 64 Marengo, Indiana	1984	Owned

Lanesville Office 7340 Main Street NE Lanesville, Indiana	1948	Owned

Elizabeth Office 8160 Beech Street SE Elizabeth, Indiana	1975	Owned

New Albany Office 2218 State Street New Albany, Indiana	2013	Leased

Odon Office 501 West Main Street Odon, Indiana	1982	Owned

Montgomery Office 478 West Meyers Street Montgomery, Indiana	1992	Owned

The Company purchased an 8.097 acre parcel of land in Jeffersonville, Indiana, in July 2013 upon which it intended to construct an office building, relocate its corporate headquarters, and subsequently divest of additional unused acreage in future years.  However, in October 2018, the Company acquired an office building for $7.5 million in Jeffersonville, Indiana, to which it has relocated its corporate headquarters.  As of September 30, 2020, the 8.097 acre parcel of land, which has a carrying value of approximately $1.7 million, is listed for sale and is included in other real estate owned, held for sale, on the balance sheet of the Consolidated Financial Statements.

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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol “FSFG.” As of December 7, 2020, the Company had approximately 243 holders of record and 2,374,472 shares of common stock outstanding. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 23 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company. The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future.

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2020:

			(c)	(d)
			Total number of	Maximum number of
			shares purchased as	shares that may yet be
	(a)	(b)	part of publicly	purchased under
	Total number of	Average price	announced plans or	the plans
Period	shares purchased	paid per share	programs (1)	or programs
July 1, 2020 through July 31, 2020	—	—	—	44,802
August 1, 2020 through August 31, 2020	—	—	—	44,802
September 1, 2020 through September 30, 2020	—	—	—	44,802
Total	—	—	—	44,802

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

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2020 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants and	outstanding options,	(excluding securities reflected in
	rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	68,403	$48.11	7,255

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	68,403	$48.11	7,255

In December 2009 the Company adopted the 2010 Equity Incentive Plan (“2010 Plan”), which the Company’s shareholders approved in February 2010.  The 2010 Plan provided for the award of stock options and restricted stock.  The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 355,885 shares, consisting of 254,204 stock options and 101,681 shares of restricted stock.  As of September 30, 2020, grants outstanding under the 2010 Plan included 101,681 restricted shares, 186,507 incentive stock options and 67,697 non-statutory stock options to directors, officers and key employees.  The restricted shares and stock options granted vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

In December 2015 the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”), which the Company’s shareholders approved in February 2016.  The 2016 Plan provides for the award of stock options and restricted stock.  The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock.  As of September 30, 2020, grants outstanding under the 2016 Plan included 22,000 restricted shares, 51,145 incentive stock options and 7,600 non-statutory stock options to directors, officers and key employees.  The restricted shares and stock options granted vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

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

	At September 30,
(In thousands)	2020	2019	2018	2017	2016
Financial Condition Data:
Total assets	$1,764,625	$1,222,579	$1,034,406	$891,133	$796,516
Cash and cash equivalents	33,726	41,432	42,274	34,259	29,342
Trading account securities	—	-	-	7,175	9,255
Securities available-for-sale	201,965	177,302	184,373	178,099	174,493
Securities held-to-maturity	2,102	2,336	2,607	2,878	3,166
Loans held for sale	285,525	96,070	32,125	25,635	5,471
Loans, net	1,090,063	810,658	704,271	586,456	518,611
Deposits	1,048,076	834,384	811,112	669,382	579,467
Borrowings from FHLB	310,858	222,544	90,000	118,065	121,633
Other borrowings	194,631	23,729	21,013	1,348	1,345
Stockholders’ equity	157,272	121,053	98,813	93,115	86,580

	For the Year Ended September 30,
(In thousands)	2020	2019	2018	2017	2016
Operating Data:
Interest income	$59,929	$50,995	$42,159	$33,917	$29,456
Interest expense	10,538	10,906	6,337	4,457	4,167
Net interest income	49,391	40,089	35,822	29,460	25,289
Provision for loan losses	7,962	1,463	1,353	1,301	637
Net interest income after provision for loan losses	41,429	38,626	34,469	28,159	24,652
Noninterest income	131,121	43,854	13,295	8,625	3,372
Noninterest expense	125,808	62,390	33,006	24,951	22,435
Income before income taxes	46,742	20,090	14,758	11,833	5,589
Income tax expense (benefit)	12,661	3,095	2,422	2,520	(2,322)
Net income	34,081	16,995	12,336	9,313	7,911
Less: net income attributable to noncontrolling interests	727	818	1,434	—	—
Net income attributable to First Savings Financial Group	33,354	16,177	10,902	9,313	7,911
Less: Preferred stock dividends declared	—	—	—	—	62
Net income available to common shareholders	$33,354	$16,177	$10,902	$9,313	$7,849

	For the Year Ended September 30,
	2020	2019	2018	2017	2016
Per Share Data:
Net income per common share, basic	$14.15	$6.99	$4.83	$4.20	$3.57
Net income per common share, diluted	14.04	6.82	4.60	3.97	3.41
Dividends per common share	0.67	0.63	0.59	0.55	0.51

	At or For the Year Ended September 30,
	2020	2019	2018	2017	2016
Performance Ratios:
Return on average assets	2.27%	1.42%	1.11%	1.10%	1.03%

Return on average equity	26.06	15.65	12.80	10.56	9.04

Return on average common stockholders’ equity	25.46	15.00	11.37	10.56	9.73

Interest rate spread (1)	3.56	3.63	3.82	3.84	3.71

Net interest margin (2)	3.75	3.88	3.99	3.95	3.81

Other expenses to average assets	8.58	5.48	3.35	2.96	2.93

Efficiency ratio (3)	69.70	74.32	67.20	65.51	78.28

Efficiency ratio (excluding nonrecurring items) (4)	69.86	74.51	63.96	64.69	68.20

Average interest-earning assets to average interest-bearing liabilities	122.68	124.96	125.02	120.21	117.86

Dividend payout ratio	4.77	9.10	12.32	13.20	14.03

Average equity to average assets	8.92	9.54	9.77	10.45	11.45

Capital Ratios:
Total capital (to risk-weighted assets):
Consolidated	13.37%	13.85%	14.50%	12.69%	11.82%
Bank	12.75	12.88	12.92	12.22	11.33

Tier 1 capital (to risk-weighted assets):
Consolidated	10.58	10.70	10.84	11.53	10.66
Bank	11.53	11.81	11.75	11.05	10.16

Common equity Tier 1 capital (to risk-weighted assets):
Consolidated	10.58	10.70	10.84	11.53	10.66
Bank	11.53	11.81	11.75	11.05	10.16

Tier 1 capital (to average adjusted total assets):
Consolidated	8.53	8.39	8.39	9.14	8.43
Bank	9.37	9.34	9.10	8.79	8.09

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for 2020 and 2019, a blended federal marginal tax rate of 24.5% for 2018 and 34% for years 2017 and 2016.

(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for 2020 and 2019, a blended federal tax rate of 24.5% for 2018 and 34% for years 2017 and 2016.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	Represents other expenses, excluding nonrecurring items as discussed below, divided by the sum of net interest income and other income, excluding income (loss) on tax credit investment discussed below. The efficiency ratio for 2020 and 2019 excludes the income from tax credit investments of $426,000 and $210,000 respectively. The efficiency ratio for 2018 excludes the income from tax credit investments of $585,000, expenses of $1.3 million associated with the acquisition of and merger with Dearmin and FNBO, and expenses of $661,000 associated with the initial operations of the secondary-market residential mortgage lending division. The efficiency ratio for 2017 excludes the loss on tax credit investment of $226,000 and expenses of $166,000 associated with the acquisition of and merger with Dearmin and FNBO. The efficiency ratio for 2016 excludes the loss on tax credit investment of $4.2 million. This is a non-GAAP financial measure that management believes is useful to investors in understanding the Company’s performance.

	At or For the Year Ended September 30,
	2020	2019	2018	2017	2016
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.54%	1.22%	1.31%	1.36%	1.35%

Allowance for loan losses as a percent of nonperforming loans	125.05	193.82	218.18	206.64	182.76

Net charge-offs to average outstanding loans during the period	0.09	0.09	0.02	0.06	0.03

Nonperforming loans as a percent of total loans	1.23	0.63	0.60	0.66	0.74

Nonperforming assets as a percent of total assets	0.95	1.02	1.31	1.33	1.49

Other Data:
Number of full service branch offices	15	15	16	14	14
Number of deposit accounts	44,852	44,343	43,368	33,594	33,407
Number of loans	8,074	7,759	7,228	5,679	5,409

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

Balance Sheet Analysis

Cash and Cash Equivalents.  At September 30, 2020 and 2019, cash and cash equivalents totaled $33.7 million and $41.4 million, respectively.  The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but are interest-bearing.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate one to four family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans.  To a lesser extent, we originate various consumer loans including home equity lines of credit.  Net loans increased $279.4 million, from $810.7 million at September 30, 2019 to $1.09 billion at September 30, 2020.

At September 30, 2020, residential mortgage loans totaled $191.8 million, or 17.3% of total loans, compared to $197.5 million, or 24.1% of total loans at September 30, 2019.  We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 25-year and 30-year fixed rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income.  Management intends to continue offering short-term adjustable rate residential mortgage loans and generally sell long-term fixed rate mortgage loans in the secondary market.

Commercial real estate loans, including in-market commercial real estate loans, single tenant net lease loans, and SBA real commercial real estate loans, totaled $531.7 million, or 47.9% of total loans at September 30, 2020, compared to $440.3 million, or 53.7% of total loans at September 30, 2019.  The increase in commercial real estate loans is primarily due to increases in single tenant net lease loans and SBA commercial real estate loans which increased $111.2 million and $9.4 million, respectively, during the year ended September 30, 2020.  Management intends to continue to focus on pursuing commercial real estate loan opportunities, both within our primary market area as well as through the single tenant net lease and SBA loan programs, to further diversify the loan portfolio.

Multi-family real estate loans totaled $42.4 million, or 3.8% of total loans at September 30, 2020, compared to $38.2 million, or 4.7% of total loans at September 30, 2019.  These loans are primarily secured by apartment buildings and other multi-tenant developments in our primary market area.

Residential construction loans totaled $9.4 million, or 0.8% of total loans at September 30, 2020, of which $5.0 million were speculative construction loans.  At September 30, 2019, residential construction loans totaled $12.5 million, or 1.5% of total loans, of which $4.5 million were speculative loans.

Commercial construction loans totaled $6.9 million, or 0.6% of total loans, at September 30, 2020 compared to $3.3 million, or 0.4% of total loans at September 30, 2019.  The increase is due to new projects financed during the year.

Land and land development loans totaled $9.4 million, or 0.9% of total loans at September 30, 2020, compared to $10.5 million, or 1.3% of total loans at September 30, 2019.  These loans are primarily secured by vacant lots to be improved for residential and nonresidential development, and farmland.

Commercial business loans, including in-market commercial business loans and SBA commercial business loans, totaled $267.3 million, or 24.1% of total loans, at September 30, 2020 compared to $73.0 million, or 8.9% of total loans, at September 30, 2019.  In-market commercial business loans increased $7.0 million during the year due primarily to increased commercial business lending opportunities in our primary market area.  SBA commercial business loans increased $187.3 million during the year primarily due to our participation in the SBA’s PPP loan program as PPP loans totaled $180.6 million at September 30, 2020.  Management intends to continue to focus on pursuing commercial business loan opportunities, both within our primary market area as well as through various SBA loan programs, to further diversify the loan portfolio.

Consumer loans totaled $50.6 million, or 4.6% of total loans, at September 30, 2020 compared to $44.7 million, or 5.5% of total loans, at September 30, 2019.  Consumer loans, including automobile loans, home equity lines of credit, unsecured loans and loans secured by deposits, has only slightly increased due to pay-downs, payoffs, charge-offs and management’s decision to focus on other lending opportunities with less inherent credit risk.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2020		2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$191,781	17.29%	$197,472	24.08%
Commercial	141,522	12.76	170,763	20.82
Single tenant net lease	334,636	30.16	223,392	27.24
SBA commercial real estate	55,508	5.00	46,123	5.62
Multi-family	42,368	3.82	38,226	4.66
Residential construction	9,361	0.84	12,545	1.53
Commercial construction	6,941	0.63	3,332	0.41
Land and land development	9,403	0.85	10,536	1.28
	791,520	71.35	702,389	85.64

Commercial business	60,513	5.45	53,557	6.53
SBA commercial business (1)	206,807	18.64	19,477	2.38
Consumer	50,576	4.56	44,661	5.45

Total loans	1,109,416	100.00%	820,084	100.00%

Deferred loan origination fees and costs, net	(2,327)		614
Allowance for loan losses	(17,026)		(10,040)
Loans, net	$1,090,063		$810,658

(1)	At September 30, 2020, includes PPP loans totalling $180.6 million.

Loan Maturity

The following table sets forth certain information at September 30, 2020 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At September 30, 2020
			More Than
		More Than One	Five Years	More Than
	One Year or	Year to Five	to Fifteen	Fifteen
Amounts due in:	Less	Years	Years	Years	Total
(In thousands)
Residential real estate (1)	$22,906	$45,996	$93,963	$71,284	$234,149
Commercial real estate (2)	29,155	63,053	52,274	6,443	150,925
Single tenant net lease	34,478	137,200	162,402	556	334,636
SBA commercial real estate	1,642	7,626	22,064	24,176	55,508
Residential construction (3)	9,361	—	—	—	9,361
Commercial construction (3)	6,941	—	—	—	6,941
Commercial business	39,039	18,203	3,182	89	60,513
SBA commercial business	115,352	76,675	13,553	1,227	206,807
Consumer	9,701	16,308	17,282	7,285	50,576
Total	$268,575	$365,061	$364,720	$111,060	$1,109,416

(1)	Includes multifamily loans.
(2)	Includes farmland, land and land development loans.
(3)	Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2020 that are due after September 30, 2021, and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

		Adjustable
(In thousands)	Fixed Rates	Rates	Total
Residential real estate (1)	$82,692	$128,551	$211,243
Commercial real estate (2)	36,500	85,270	121,770
Single tenant net lease	190,463	109,695	300,158
SBA commercial real estate	-	53,866	53,866
Commercial business	14,032	7,442	21,474
SBA commercial business	66,539	24,916	91,455
Consumer	5,062	35,813	40,875
Total	$395,288	$445,553	$840,841

(1)	Includes multifamily loans
(2)	Includes farmland, land and land development loans.
(3)	Includes construction loans for which the Bank has committed to provide permanent financing.

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

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and pass-through asset-backed securities guaranteed by the SBA.  Available for sale securities increased by $24.7 million, from $177.3 million at September 30, 2019 to $202.0 million at September 30, 2020, due primarily to purchases of $37.8 million and an increase in unrealized gains of $4.8 million, partially offset by principal repayments of $6.0 million, sales of $3.2 million and maturities and calls of $8.2 million.

Securities Held to Maturity. Our held to maturity securities portfolio consists of mortgage-backed securities issued by government sponsored enterprises and municipal bonds.  Held to maturity securities decreased by $234,000 from September 30, 2019 to September 30, 2020, due primarily to maturities and principal repayments.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
Agency mortgage-backed securities	$7,499	$7,952	$13,743	$14,097	$31,686	$31,130
Agency CMO	9,398	9,805	8,834	9,048	10,754	10,441
Privately-issued CMO	886	958	1,242	1,382	1,434	1,579
Privately-issued asset-backed	884	960	1,022	1,178	1,538	1,884
SBA certificates	639	694	1,119	1,154	1,305	1,351
Municipal	168,472	181,596	141,995	150,443	137,144	137,988
Total	$187,778	$201,965	$167,955	$177,302	$183,861	$184,373

Securities held to maturity:
Agency mortgage-backed securities	$82	$89	$102	$109	$134	$142
Municipal	2,020	2,296	2,234	2,561	2,473	2,754
Total	$2,102	$2,385	$2,336	$2,670	$2,607	$2,896

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2020. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 21.0%. Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

			More than		More than
	One Year		One Year to		Five Years to		More than
	or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available for sale:

Agency mortgage-backed securities	$—	—%	$19	5.69%	$1,457	3.47%	$6,476	3.22%	$7,952	3.27%
Agency CMO	—	—	—	—	4,054	2.83	5,751	2.12	9,805	2.41
Privately-issued CMO	—	—	—	—	—	—	958	4.45	958	4.45
Privately-issued ABS	—	—	—	—	446	1.23	514	19.23	960	10.86
SBA certificates	—	—	—	—	694	3.99	—	—	694	3.99
Municipal	4,933	4.68	31,229	3.44	29,605	4.34	115,829	3.89	181,596	3.91
Total	$4,933	4.68%	$31,248	3.44%	$36,256	4.09%	$129,528	3.85%	$201,965	3.85%

Securities held to maturity:

Agency mortgage-backed securities	$—	—%	$—	—%	$59	5.28%	$23	2.25%	$82	4.43%
Municipal	247	6.54	1,019	6.48	683	5.64	71	5.56	2,020	6.17
Total	$247	6.54%	$1,019	6.48%	$742	5.61%	$94	4.74%	$2,102	6.10%

Deposits. Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments.  Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and time deposits.  Deposits increased $213.7 million from $834.4 million at September 30, 2019 to $1.05 billion at September 30, 2020.  The Bank recognized increases in money market deposit accounts of $22.6 million, noninterest-bearing checking accounts of $69.6 million, retail time deposits of $22.0 million, interest-bearing checking accounts of $44.8 million and savings accounts of $22.2 million, when comparing the two years.  Brokered certificates of deposit totaled $54.7 million at September 30, 2020 compared to $99.7 million at September 30, 2019.  Reciprocal time deposits totaled $77.4 million at September 30, 2020.  We had no reciprocal time deposits at September 30, 2019.  We have continued to promote relationship oriented deposit accounts but at times also utilize brokered certificates of deposit and reciprocal time deposits as a lower cost alternative to retail time deposits. In addition, we have continued to develop and promote cash management services including sweep accounts and remote deposit capture in order to increase the level of commercial deposit accounts.  We believe that the development and promotion of these products has made us more competitive in attracting commercial deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2020	2019	2018
Non-interest-bearing demand deposits	$242,673	$173,072	$167,705
NOW accounts	218,581	173,746	173,543
Money market accounts	143,867	121,281	107,124
Savings accounts	142,609	120,393	120,995
Retail time deposits	168,276	146,227	123,007
Brokered time deposits	54,688	99,665	118,738
Reciprocal time deposits	77,382	—	—
Total	$1,048,076	$834,384	$811,112

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity as of September 30, 2020.

(In thousands)	Amount
Three months or less	$9,352
Over three through six months	6,053
Over six through twelve months	7,843
Over twelve months	10,377
Total	$33,625

Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $310.1 million and $214.0 million at September 30, 2020 and 2019, respectively.  These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowings. We use borrowings from the FHLB consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments. The outstanding balance of borrowings from the FHLB increased $88.4 million, from $222.5 million at September 30, 2019 to $310.9 million at September 30, 2020. FHLB borrowings are primarily used to fund loan demand and to purchase available for sale securities.

The following table sets forth certain information regarding the Bank’s use of FHLB borrowings.

	Year Ended September 30,
(Dollars in thousands)	2020	2019	2018
Maximum amount of FHLB borrowings outstanding at any month-end during period	$332,152	$222,544	$159,863
Average FHLB borrowings outstanding during period	260,222	143,480	121,691
Weighted average interest rate during period	1.29%	1.87%	1.66%
Balance outstanding at end of period	$310,858	$222,544	$90,000
Weighted average interest rate at end of period	1.10%	1.64%	1.63%

On September 20, 2018, the Company entered into a subordinated note purchase agreement in the principal amount of $20 million. The subordinated note initially bears a fixed interest rate of 6.02% per year through September 30, 2023, and thereafter a floating rate, reset quarterly, equal to the three-month LIBOR rate plus 310 basis points.  All interest is payable quarterly and the subordinated note is scheduled to mature on September 30, 2028.  The subordinated note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after September 30, 2023.  The subordinated note is intended to qualify as

Tier 2 capital for the Company under regulatory guidelines.  The subordinated note had a carrying value of $19.8 million, net of unamortized debt issuance costs of $203,000, at September 30, 2020.

The Bank has entered into federal funds purchased line of credit facilities with three other financial institutions that established lines of credit not to exceed the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, $22 million and $15 million, respectively.  At September 30, 2020, the Bank did not have any outstanding federal funds purchased under these lines of credit.

In April of 2020, the Company began utilizing the Federal Reserve PPP Liquidity Facility (“PPPLF”).  The proceeds from the PPPLF were used to fund certain PPP loans, which are pledged as collateral to secure the borrowings.  Borrowings under the PPPLF totaled $174.8 million at September 30, 2020, and carry a fixed interest rate of 0.35%.

Stockholders’ Equity.  Stockholders’ equity increased $36.2 million, from $121.1 million at September 30, 2019 to $157.3 million at September 30, 2020.  The increase is due to retained net income of $31.9 million during the year ended September 30, 2020 and a $3.9 million increase in accumulated other comprehensive income due to an increase in the market value of available-for-sale securities.

Results of Operations for the Years Ended September 30, 2020, 2019 and 2018

Overview. The Company reported net income of $33.4 million ($14.04 per common share diluted) for the year ended September 30, 2020, compared to net income of $16.2 million ($6.82 per common share diluted) for the year ended September 30, 2019.  The increase in net income was due to increases in net interest income of $9.3 million and noninterest income of $87.3 million, partially offset by an increase in noninterest expense of $63.4 million.

Net income was $16.2 million ($6.82 per common share diluted) for the year ended September 30, 2019 compared to net income of $10.9 million ($4.60 per common share diluted) for the year ended September 30, 2018.  The increase in net income for 2019 compared to 2018 was due to increases in net interest income of $4.3 million and noninterest income of $30.6 million, partially offset by an increase in noninterest expense of $29.4 million.

Net Interest Income.  For the year ended September 30, 2020, net interest income increased $9.3 million or 23.2%, as compared to 2019, primarily as the result of an increase in the average balance of interest earning assets.  The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased from 3.63% for 2019 to 3.56% for 2020 due primarily to a decrease in the average yield on interest-bearing assets from 4.91% for 2019 to 4.52% for 2020.  This was partially offset by a decrease in the average cost of interest-bearing liabilities from 1.28% for 2019 to 0.96% for 2020.

For the year ended September 30, 2019, net interest income increased $4.3 million or 11.9% as compared 2018, primarily as the result of an increase in the average balance of interest earning assets.  The interest rate spread decreased from 3.82% for 2018 to 3.63% for 2019 due primarily to an increase in the average cost of interest-bearing liabilities from 0.85% for 2018 to 1.28% for 2019 and an increase in average interest-bearing liabilities from $743.3 million for 2018 to $849.6 million for 2019, which more than offset the effect of an increase in the average yield on interest-bearing assets from 4.67% for 2018 to 4.91% for 2019 and an increase in the average balance of interest-bearing assets from $929.2 million for 2018 to $1.06 billion for 2019.

For the year ended September 30, 2020, total interest income increased $8.9 million, or 17.5%, as compared to 2019.  The increase in total interest income is due primarily to increases in the average balance of interest earning assets of $290.4 million, from $1.06 billion for 2019 to $1.35 billion for 2020, partially offset by a decrease in the average tax-equivalent yield on interest-earning assets, from 4.91% for 2019 to 4.52% for 2020.  The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $283.7 million.  For the year ended September 30, 2019, total interest income increased $8.8 million, or 21.0%, from $42.2 million for the year ended September 30, 2018 to $51.0 million for the year ended September 30, 2019. The increase in total interest income is due primarily to increases in the average balance of interest earning assets of $132.4 million, from $929.2 million for 2018 to $1.06 billion for 2019, and the average tax-equivalent yield on interest-earning assets, from 4.67% for 2018 to 4.91% for 2019.  The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $130.2 million.

Interest income on loans increased $9.7 million, or 22.7%, from $42.7 million for 2019 to $52.4 million for 2020, due primarily to an increase in the average balance of loans outstanding of $283.7 million, from $828.8 million for 2019 to $1.11 billion for 2020, partially offset by a decrease in the average tax-equivalent yield on loans from 5.16% for 2019 to 4.72% for 2020.  Excluding PPP loans, which have a fixed interest rate of 1.00%, the average tax-equivalent yield on loans decreased from 5.16% for 2019 to 4.89% for 2020 and the average outstanding balance of loans increased $209.8 million for 2020 compared to 2019.  In 2019, interest income on loans increased $8.6 million, or 25.3%, from $34.1 million for 2018 to $42.7 million for 2019, due primarily to an increase in the average balance of loans outstanding of $130.2 million, from $698.6 million for 2018 to $828.8 million for 2019, and an increase in the average tax-equivalent yield on loans from 4.89% for 2018 to 5.16% for 2019.  The increase in the average balance of loans outstanding for both 2020 and 2019 is due primarily to an increase in commercial real estate mortgage loans, as a result of increased SBA loan originations and single tenant net lease program originations.

Interest income on investment securities decreased $301,000, or 4.4%, from $6.8 million for 2019 to $6.5 million for 2020, primarily due to a decrease in the average balance of investment securities of $3.1 million, from $182.0 million for 2019 to $178.9 million for 2020.  The average tax equivalent yield on investment securities decreased from 4.32% for 2019 to 4.29% for 2020.  In 2019, interest income on investment securities decreased $402,000, or 5.6%, from $7.2 million for 2018 to $6.8 million for 2019, primarily due to a decrease in the average balance of investment securities of $10.6 million, from $192.6 million for 2018 to $182.0 million for 2019.  The average tax equivalent yield on investment securities decreased slightly from 4.34% for 2018 to 4.32% for 2019 due primarily to the decrease in the federal marginal income tax rate from a blended rate of 24.5% for 2018 to a rate of 21.0% for 2019.

Total interest expense decreased $368,000, or 3.4%, due primarily to a decrease in the average cost of funds from 1.28% for 2019 to 0.96% for 2020, partially offset by an increase in the average balance of interest-bearing liabilities of $252.4 million, from $849.6 million for 2019 to $1.10 billion for 2020.  The average balance of interest-bearing deposits increased $73.8 million, or 10.8%, from $685.4 million for 2019 to $759.2 million for 2020, and the average cost of funds for deposits was 1.01% for 2019 compared to 0.75% for 2020.  The average balance of borrowings from the Federal Home Loan Bank increased $116.7 million, or 81.3%, from $143.5 million for 2019 to $260.2 million for 2020, and the average cost of Federal Home Loan Bank borrowings decreased from 1.87% for 2019 to 1.29% for 2020.  Average other borrowings, which are comprised of subordinated debt, increased from $19.7 million for 2019 to $19.8 million for 2020.  The average cost of other borrowings increased from 6.48% for 2019, net of amortization of debt issuance costs, to 6.63% for 2020, net of amortization of debt issuance costs.  In 2019, total interest expense increased $4.6 million, or 72.5%, due primarily to an increase in the average balance of interest-bearing liabilities of $106.3 million, from $743.3 million for 2018 to $849.6 million for 2019, and an increase in the average cost of funds from 0.85% for 2018 to 1.28% for 2019.  The average balance of interest-bearing deposits increased $65.7 million, or 10.6%, from $619.7 million for 2018 to $685.4 million for 2019, and the average cost of funds for deposits was 0.69% for 2018 compared to 1.01% for 2019.  The average balance of borrowings from the Federal Home Loan Bank increased $21.8 million, or 17.9%, from $121.7 million for 2018 to $143.5 million for 2019, and the average cost of funds for Federal Home Loan Bank borrowings was 1.66% for 2018 compared to 1.87% for 2019.  Average other borrowings, which are comprised of subordinated debt, increased from $593,000 for 2018 to $19.7 million for 2019.  The average cost of other borrowings increased from 5.56% for 2018, net of amortization of debt issuance costs, to 6.48% for 2019, net of amortization of debt issuance costs.

Average Balances and Yields.

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Nonaccrual loans are included in average balances only.  Loan fees are included in interest income on loans and totaled $1.8 million, $753,000 and $723,000 for 2020, 2019 and 2018, respectively. Tax exempt income on loans and investment securities for the 2020, 2019 and 2018 periods has been adjusted to a tax equivalent basis using a federal marginal tax rate of 21.0%, 21.0% and 24.5%, respectively.

	Year Ended September 30,
	2020			2019			2018
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-bearing deposits with banks	$44,883	$417	0.93%	$39,434	$856	2.17%	$28,863	$436	1.51%
Loans, excluding PPP loans	1,038,638	50,777	4.89	828,809	42,765	5.16	698,638	34,130	4.89
PPP loans	73,910	1,690	2.29	—	—	0.00	—	—	0.00
Investment securities - taxable	45,991	2,075	4.51	62,934	2,769	4.40	90,585	3,650	4.03
Investment securities - non taxable	132,881	5,599	4.21	119,032	5,101	4.29	101,978	4,703	4.61
FRB and FHLB stock	15,781	617	3.91	11,477	643	5.60	9,183	465	5.06
Total interest-earning assets	1,352,084	61,175	4.52	1,061,686	52,134	4.91	929,247	43,384	4.67

Non-interest-earning assets	114,137			76,449			56,921
Total assets	$1,466,221			$1,138,135			$986,168

Liabilities and equity:
NOW accounts	$197,530	$514	0.26	$177,316	$481	0.27	$185,026	$483	0.26
Money market deposit accounts	121,588	844	0.69	115,648	1,472	1.27	89,256	624	0.70
Savings accounts	128,004	93	0.07	119,966	93	0.08	110,289	85	0.08
Time deposits	312,048	4,208	1.35	272,433	4,898	1.80	235,100	3,087	1.31
Total interest-bearing deposits	759,170	5,659	0.75	685,363	6,944	1.01	619,671	4,279	0.69

Repurchase agreements	—	—	0.00	1,075	3	0.28	1,350	3	0.22
Federal funds purchased	527	3	0.57	33	1	3.03	—	—	0.00
Borrowings from FHLB	260,222	3,345	1.29	143,480	2,681	1.87	121,691	2,022	1.66
Federal Reserve PPPLF	62,401	220	0.35	—	—	0.00	—	—	0.00
Subordinated debt and other borrowings	19,760	1,311	6.63	19,692	1,277	6.48	593	33	5.56
Total interest-bearing liabilities	1,102,080	10,538	0.96	849,643	10,906	1.28	743,305	6,337	0.85

Non-interest-bearing deposits	201,175			166,719			137,742
Other non-interest-bearing liabilities	32,182			13,159			8,760
Total liabilities	1,335,437			1,029,521			899,807

Total stockholders’ equity	130,986			107,865			95,889
Noncontrolling interests in subsidiary	(202)			749			472
Total equity	130,784			108,614			96,361

Total liabilities and equity	$1,466,221			$1,138,135			$986,168
Net interest income (taxable equivalent basis)		50,637			41,228			37,047
Less: taxable equivalent adjustment		(1,246)			(1,139)			(1,225)
Net interest income		$49,391			$40,089			$35,822
Interest rate spread (taxable equivalent basis)			3.56%			3.63%			3.82%
Net interest margin (taxable equivalent basis)			3.75			3.88			3.99
Average interest-earning assets to average interest-bearing liabilities			122.68			124.96			125.02

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

	Year Ended September 30, 2020			Year Ended September 30, 2019
	Compared to			Compared to
	Year Ended September 30, 2019			Year Ended September 30, 2018
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$84	$(523)	$(439)	$194	$225	$419
Loans	13,973	(4,271)	9,702	6,574	2,062	8,636
Investment securities - taxable	(754)	60	(694)	(1,165)	284	(881)
Investment securities - non taxable	599	(101)	498	752	(354)	398
FRB and FHLB stock	204	(230)	(26)	122	56	178
Total interest-earning assets	14,106	(5,065)	9,041	6,477	2,273	8,750

Interest expense:
Deposits	593	(1,878)	(1,285)	577	2,088	2,665
Repurchase agreements	(3)	—	(3)	—	—	—
Federal funds purchased	9	(7)	2	1	—	1
Borrowings from FHLB	1,835	(1,171)	664	382	277	659
Federal Reserve PPPLF	220	—	220	—	—	—
Other borrowings (subordinated debt)	4	30	34	1,244	—	1,244
Total interest-bearing liabilities	2,658	3,026	(368)	2,204	2,365	4,569

Net increase (decrease) in net interest income (taxable equivalent basis)	$11,448	$(2,039)	$9,409	$4,273	$(92)	$4,181

Provision for Loan Losses. The provision for loan losses increased $6.5 million, or 444.2%, from $1.5 million for the year ended September 30, 2019 to $8.0 million for the year ended September 30, 2020 due primarily to an increase in total loans of $289.3 million, an increase in nonperforming loans for the year and changes to qualitative factors within the allowance for loan losses calculation related to economic uncertainties surrounding the COVID-19 pandemic.  Net charge-offs in 2020 were $976,000 compared to $746,000 for 2019 and nonperforming loans increased $8.4 million to $13.6 million at September 30, 2020. In 2019, the provision for loan losses increased $110,000, or 8.1%, from $1.4 million for the year ended September 30, 2018 to $1.5 million for the year ended September 30, 2019 due primarily to an increase in the total loans of $106.7 million.  Net charge-offs in 2019 were $746,000 compared to $122,000 for 2018 and nonperforming loans increased $907,000 to $5.2 million at September 30, 2019. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses for 2020.  See “Analysis of Nonperforming and Classified Assets” included herein.  It is management’s assessment that the allowance for loan losses at September 30, 2020 was adequate and appropriately reflected the probable incurred losses in the Bank’s loan portfolio at that date.

Noninterest Income.  Noninterest income increased $87.2 million, or 199.0%, from $43.9 million for the year ended September 30, 2019 to $131.1 million for the year ended September 30, 2020.  The increase was due primarily to an increase in mortgage banking income of $84.8 million.  The increase in mortgage banking income is due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018. Net gains on the sale of loans guaranteed by the SBA also increased $1.1 million for 2020.  In 2019, noninterest income increased $30.6 million, or 229.9%, from $13.3 million for the year ended September 30, 2018 to $43.9 million for the year ended September 30, 2019.  The increase was due primarily to increases in mortgage banking income and real estate lease income of $30.7 million and $589,000, respectively.  These increases were partially offset by a decrease in the net gain on sale of loans guaranteed by the SBA of $924,000.  The increase in mortgage banking income is due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018.  The increase in real estate lease income for 2019 is due to the acquisition in October 2018 of a commercial office building that now serves as the Company’s new corporate headquarters, a portion of which is leased to other tenants.

Noninterest Expense. Noninterest expenses increased $63.4 million, or 101.6%, from $62.4 million for the year ended September 30, 2019 to $125.8 million for the year ended September 30, 2020.  The increase was due primarily to increases in compensation and benefits, advertising expense and other operating expenses of $50.0 million, $4.6 million and $4.2 million, respectively.  The increase in compensation and benefits expense is attributable to the addition of new employees primarily to support the growth of the Company’s mortgage banking and SBA lending activities, routine salary and benefits adjustments, and increased incentive compensation as a result of the Company’s performance.  The increases in advertising expense and other operating expenses are primarily due to the mortgage banking segment. In 2019, noninterest expenses increased $29.4 million, or 89.0%, from $33.0 million for the year ended September 30, 2018 to $62.4 million for the year ended September 30, 2019.  The increase was due primarily to increases in compensation and benefits, occupancy and equipment, advertising and other operating expenses of $23.2 million, $2.5 million, $1.9 million and $2.0 million, respectively.  The increase in compensation and benefits expense is attributable to the addition of new employees to support the growth of the Company, including its mortgage banking and SBA lending activities, and normal salary and benefits adjustments.  The increase in occupancy and equipment expense is primarily attributable to increases in lease and rental, depreciation and equipment, and software licensing expenses that are all primarily related to the mortgage banking segment.  The increases in advertising and other operating expenses are also primarily due to the expansion of the mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $12.7 million for the year ended September 30, 2020, compared to $3.1 million for the year ended September 30, 2019 and $2.4 million for the year ended September 30, 2018.  The effective tax rate was 27.1%, 15.4% and 16.4%, for the years ended September 30, 2020, 2019 and 2018, respectively.  The increase in the effective tax rate for 2020 compared to 2019 is primarily due to increases in pre-tax income and nondeductible executive compensation.  The decrease in the effective tax rate for 2019 compared to 2018 is due primarily to a reduction in the Company’s statutory federal income tax rate from a blended rate of 24.5% for 2018 to 21.0% for 2019, as a result of the Tax Act enacted in December 2017, and net income attributable to noncontrolling interests of $818,000 and $1.4 million for the years ended September 30, 2019 and 2018, respectively, which is pass-through income not subject to income tax at the entity level.

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

The following table provides information with respect to our nonperforming assets at the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be TDRs.  The Bank had 22 TDRs, totaling $3.1 million, which were performing according to their terms and on accrual status as of September 30, 2020.

	At September 30,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans	$13,615	$5,168	$4,182	$3,823	$3,875
Accruing loans past due 90 days or more	—	12	91	93	22
Total nonperforming loans	13,615	5,180	4,273	3,916	3,897
Performing TDRs	3,069	7,265	9,145	7,041	7,486
Foreclosed real estate	—	—	103	852	519
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$16,684	$12,445	$13,521	$11,809	$11,902

Nonaccrual loans to total loans	1.23%	0.63%	0.59%	0.64%	0.74%
Total nonperforming loans to total loans	1.23%	0.63%	0.60%	0.66%	0.74%
Total nonperforming loans to total assets	0.77	0.42	0.41	0.44	0.49
Total nonperforming assets to total assets	0.95	1.02	1.31	1.33	1.49

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

At September 30, 2020, the Company held twelve privately-issued CMO and ABS securities with an aggregate amortized cost of $918,000 and fair value of $986,000 that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.  Based on an independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO or ABS portfolios.  At September 30, 2019, the Company held twelve privately-issued CMO and ABS securities with an aggregate carrying value of $1.1 million and fair value of $1.2 million that had been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2020			2019
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Residential real estate	$1,255	7.37%	17.29%	$317	3.16%	24.08%
Commercial real estate	3,058	17.96	12.76	2,540	25.30	20.82
Single tenant net lease	3,017	17.72	30.16	1,675	16.68	27.24
SBA commercial real estate	4,154	24.40	5.00	2,293	22.84	5.62
Multi-family	772	4.53	3.82	478	4.76	4.66
Residential construction	243	1.43	0.84	248	2.47	1.53
Commercial construction	181	1.06	0.63	67	0.67	0.41
Land and land development	243	1.43	0.85	209	2.08	1.28
Commercial business	1,449	8.51	5.45	889	8.85	6.53
SBA commercial business	1,539	9.04	18.64	750	7.47	2.38
Consumer	1,115	6.55	4.56	574	5.72	5.45
Total allowance for loan losses	$17,026	100.00%	100.00%	$10,040	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2020	2019	2018
Allowance for loan losses at beginning of period	$10,040	$9,323	$8,092
Provision for loan losses	7,962	1,463	1,353
Charge offs:
Residential real estate	36	21	98
Commercial real estate	102	—	—
Single tenant net lease	—	—	—
SBA commercial real estate	360	574	—
Multi-family	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	38	8	—
SBA commercial business	396	71	—
Consumer	238	174	223
Total charge-offs	1,170	848	321

Recoveries:
Residential real estate	29	30	106
Commercial real estate	6	2	—
Single tenant net lease	—	—	—
SBA commercial real estate	46	—	—
Multi-family	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	6	—	—
Commercial business	31	13	12
SBA commercial business	76	—	—
Consumer	—	57	81
Total recoveries	194	102	199
Net charge-offs	976	746	122

Allowance for loan losses at end of period	$17,026	$10,040	$9,323

Allowance for loan losses to nonaccrual loans	125.05%	194.27%	222.93%
Allowance for loan losses to nonperforming loans	125.05%	193.82%	218.18%
Allowance for loan losses to total loans outstanding at the end of the period	1.54	1.22	1.31
Allowance for loan losses to total loans, excluding PPP loans at the end of the period	1.84	1.22	1.31

The following table sets forth the ratio of net charge offs to average loans outstanding for the periods indicated.

	For the Year Ended September 30,
Loan category	2020	2019	2018
Residential real estate	0.00%	0.00%	0.00%
Commercial real estate	0.06	0.00	0.00
Single tenant net lease	0.00	0.00	0.00
SBA commercial real estate	0.58	1.48	0.00
Multi-family	0.00	0.00	0.00
Residential construction	0.00	0.00	0.00
Commercial construction	0.00	0.00	0.00
Land and land development	(0.06)	0.00	0.00
Commercial business	0.01	(0.01)	(0.02)
SBA commercial business	0.34	0.43	0.00
Consumer	0.47	0.28	0.39
Total loans	0.09%	0.09%	0.02%

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2020 and 2019 financial information.

	At September 30, 2020		At September 30, 2019
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(2,493)	(5.30)%	$(4,945)	(12.43)%
200bp	(593)	(1.26)	(2,197)	(5.52)
100bp	942	2.00	(993)	(2.50)
Static	—	—	—	—
(100)bp	(1,132)	(2.40)	750	1.89

At September 30, 2020, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $942,000 or 2.00% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 1.26% and 5.30%, respectively.  An immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $1.1 million, or 2.40%, over a one year horizon compared to a flat interest rate scenario.

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to our base case scenario, based on September 30, 2020 and 2019 financial information.

	At September 30, 2020
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$235,115	$(15,327)	(6.12)%	14.04%	31	bp
200bp	242,357	(8,085)	(3.23)	14.06	33	bp
100bp	247,264	(3,178)	(1.27)	13.94	21	bp
Static	250,442	—	—	13.73	—	bp
(100)bp	265,361	14,919	5.96	14.23	50	bp

	At September 30, 2019
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$166,249	$(55,015)	(24.86)%	14.99%	(264)	bp
200bp	190,042	(31,222)	(14.11)	16.45	(118)	bp
100bp	206,390	(14,874)	(6.72)	17.14	(49)	bp
Static	221,264	—	—	17.63	—	bp
(100)bp	230,357	9,093	4.11	17.68	5	bp

The previous table indicates that at September 30, 2020, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point increase in prevailing interest rates, and an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2020, cash and cash equivalents totaled $33.7 million.  Securities classified as available-for-sale, amounting to $202.0 million, at September 30, 2020, provide additional sources of liquidity.  At September 30, 2020, we had the ability to borrow a total of approximately $530.1 million from the FHLB, of which $310.9 million was borrowed and outstanding.  In addition, we had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at September 30, 2020.  We also had two other federal funds line of credit facilities with other financial institutions from which we had the ability to borrow an additional $22 and $15 million, respectively.  The Bank did not have any outstanding federal funds purchased at September 30, 2020.

At September 30, 2020, the Bank had $139.5 million in commitments to extend credit outstanding, excluding interest rate lock commitments for residential mortgage loans intended for sale in the secondary market that meet the definition of a derivative.  Time deposits due within one year of September 30, 2020 totaled $248.4 million, or 82.7% of time deposits.  We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure.  That balance also includes $54.7 million in brokered time deposits and $77.4 million in reciprocal time deposits at September 30, 2020. If these maturing time deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2021.  We believe, however, based on past experience that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2020, the Company had liquid assets of $4.8 million on a stand-alone, unconsolidated basis.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2020, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement.”

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

For the year ended September 30, 2020, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(a)Disclosure Controls and Procedures

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

(b)Internal Control over Financial Reporting

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

Management assessed First Savings Financial Group, Inc.’s system of internal control over financial reporting as of September 30, 2020, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that, as of September 30, 2020, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework”.

(c)Changes to Internal Control over Financial Reporting

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, the Company identified material weaknesses in internal control over financial reporting within the mortgage banking segment over the valuation of interest rate lock commitments and loans held for sale, and the accrual of incentive compensation. Management, under the direction of the Audit Committee, has implemented remedial measures throughout 2020 to address the material weaknesses and has determined that the material weaknesses were fully remediated as of September 30, 2020. The Company’s remediation plan included reevaluating the Company’s accounting policies and practices, allocating additional resources to the mortgage banking segment, engaging a third party consulting firm to independently review the accounting and monthly closing process for the mortgage banking segment, improving the documentation and review of significant assumptions utilized in the valuation of interest rate lock commitments and loans held for sale, and additional training for relevant personnel.

Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”).

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

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.
(2)All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)Exhibits

No.	Description

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
3.2	Articles of Amendment to the Articles of Incorporation for the Series A Preferred Stock (2)
3.3	Bylaws of First Savings Financial Group, Inc. (1)
4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
10.1	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Larry W. Myers, dated October 7, 2009* (3)
10.2	Change in Control Agreement by and between First Savings Bank and Jackie R.Journell
10.3	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Anthony A. Schoen, dated October 7, 2009* (3)
10.4	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (4)
10.5	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (4)
10.6	Agreement and Plan of Reorganization dated July 21, 2017 (2)
10.7	Amended and Restated Director Deferred Compensation Agreement* (1)
10.8	Subordinated Note Purchase Agreement dated September 20, 2018 (5)
21.0	Subsidiaries of the Registrant
23.0	Consent of Monroe Shine & Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 16, 2020	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer and Director	December 16, 2020
Larry W. Myers	(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	December 16, 2020
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John E. Colin	Director	December 16, 2020
John E. Colin

/s/ Douglas A. York	Director	December 16, 2020
Douglas A. York

/s/ Pamela Bennett-Martin	Director	December 16, 2020
Pamela Bennett-Martin

/s/ L. Chris Fordyce	Director	December 16, 2020
L. Chris Fordyce

/s/ John P. Lawson, Jr.	Director	December 16, 2020
John P. Lawson, Jr.

/s/ Samuel E. Eckart	Director	December 16, 2020
Samuel E. Eckart

/s/ Frank N. Czeschin	Director	December 16, 2020
Frank N. Czeschin

/s/ Martin A. Padgett	Director	December 16, 2020
Martin A. Padgett

/s/ Steven R. Stemler	Director	December 16, 2020
Steven R. Stemler

/s/ Troy D. Hanke	Director	December 16, 2020
Troy D. Hanke

FIRST SAVINGS FINANCIAL GROUP, INC.

CLARKSVILLE, INDIANA

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED

SEPTEMBER 30, 2020, 2019 AND 2018

FIRST SAVINGS FINANCIAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Savings Financial Group, Inc.

Jeffersonville, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Savings Financial Group, Inc. (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s, or its predecessors’, auditor consecutively since at least 1968.

New Albany, Indiana

December 16, 2020

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2020 AND 2019

(In thousands, except share and per share data)	2020	2019

ASSETS
Cash and due from banks	$12,807	$13,008
Interest-bearing deposits with banks	20,919	28,424
Total cash and cash equivalents	33,726	41,432

Interest-bearing time deposits	2,964	2,265
Securities available for sale, at fair value	201,965	177,302
Securities held to maturity	2,102	2,336

Loans held for sale, residential mortgage ($208,493 at fair value in 2020; $80,457 at fair value in 2019)	263,406	80,457
Loans held for sale, Small Business Administration	22,119	15,613
Loans, net of allowance for loan losses of $17,026 at September 30, 2020 and $10,040 at September 30, 2019	1,090,063	810,658
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	17,293	13,040
Premises and equipment	24,412	19,238
Other real estate owned, held for sale	1,728	1,893
Accrued interest receivable:
Loans	4,585	3,329
Securities	1,877	1,712
Cash surrender value of life insurance	31,758	26,546
Goodwill	9,848	9,848
Core deposit intangibles	1,202	1,416
Residential mortgage loan servicing rights, at fair value	21,703	934
SBA loan servicing rights	3,748	3,030
Other assets	30,126	11,530

Total Assets	$1,764,625	$1,222,579

LIABILITIES
Deposits:
Noninterest-bearing	$242,673	$173,072
Interest-bearing	805,403	661,312
Total deposits	1,048,076	834,384

Federal funds purchased	—	4,000
Federal Home Loan Bank borrowings	310,858	222,544
Federal Reserve PPPLF borrowings	174,834	—
Other borrowings	19,797	19,729
Accrued interest payable	683	935
Advance payments by borrowers for taxes and insurance	2,615	1,906
Accrued expenses and other liabilities	50,197	17,824
Total Liabilities	1,607,060	1,101,322

EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,567,842 shares (2,565,606 at September 30, 2019 ); outstanding 2,375,324 shares (2,350,229 shares at September 30, 2019)	26	26
Additional paid-in capital	27,480	27,494
Retained earnings - substantially restricted	123,158	91,228
Accumulated other comprehensive income	11,209	7,296
Unearned stock compensation	(348)	(446)
Less treasury stock, at cost - 192,518 shares (215,377 shares at September 30, 2019)	(4,253)	(4,545)
Total First Savings Financial Group, Inc. Stockholders' Equity	157,272	121,053

Noncontrolling interests in subsidiary	293	204
Total Equity	157,565	121,257

Total Liabilities and Equity	$1,764,625	$1,222,579

See notes to consolidated financial statements

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2020, 2019 AND 2018

(In thousands, except share and per share data)	2020	2019	2018

INTEREST INCOME
Loans, including fees	$52,397	$42,697	$34,057
Securities:
Taxable	2,075	2,769	3,650
Tax-exempt	4,423	4,030	3,551
Dividend income	617	643	465
Interest-bearing deposits with banks	417	856	436
Total interest income	59,929	50,995	42,159

INTEREST EXPENSE
Deposits	5,659	6,944	4,279
Federal funds purchased and repurchase agreements	3	1	—
Federal Home Loan Bank borrowings	3,345	3	3
Federal Reserve PPPLF borrowings	220	2,681	2,022
Other borrowings	1,311	1,277	33
Total interest expense	10,538	10,906	6,337

Net interest income	49,391	40,089	35,822
Provision for loan losses	7,962	1,463	1,353

Net interest income after provision for loan losses	41,429	38,626	34,469

NONINTEREST INCOME
Service charges on deposit accounts	1,581	1,957	1,731
ATM and interchange fees	2,116	1,949	1,580
Net gain (loss) on sales of available for sale securities and time deposits	7	(74)	99
Net unrealized gain (loss) on equity securities	(19)	5	—
Other than temporary impairment loss on securities	—	—	(95)
Net gain on trading account securities	—	—	43
Net gain on sales of loans, Small Business Administration	5,673	4,569	5,493
Mortgage banking income	117,852	33,007	2,318
Increase in cash surrender value of life insurance	732	580	430
Commission income	288	324	550
Real estate lease income	589	594	5
Net gain (loss) on premises and equipment	(8)	(83)	25
Income from tax credit investments	426	210	585
Other income	1,884	816	531
Total noninterest income	131,121	43,854	13,295

NONINTEREST EXPENSE
Compensation and benefits	92,904	42,899	19,730
Occupancy and equipment	8,958	6,094	3,629
Data processing	2,153	1,823	2,425
Advertising	7,346	2,752	808
Professional fees	3,606	2,342	1,786
FDIC insurance premiums	405	312	580
Net gain on other real estate owned	(1)	(57)	(160)
Other operating expenses	10,437	6,225	4,208
Total noninterest expense	125,808	62,390	33,006
Income before income taxes	46,742	20,090	14,758
Income tax expense	12,661	3,095	2,422
Net Income	34,081	16,995	12,336
Less: net income attributable to noncontrolling interests	727	818	1,434
Net Income Attributable to First Savings Financial Group, Inc.	$33,354	$16,177	$10,902

Net income per share:
Basic	$14.15	$6.99	$4.83
Diluted	$14.04	$6.82	$4.60

Weighted average shares outstanding:
Basic	2,356,680	2,315,697	2,258,020
Diluted	2,375,954	2,372,084	2,372,554

Dividends per share	$0.67	$0.63	$0.59

See notes to consolidated financial statements

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED SEPTEMBER 30, 2020, 2019 AND 2018

(In thousands)	2020	2019	2018

Net Income	$34,081	$16,995	$12,336

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	4,886	8,783	(5,649)
Income tax (expense) benefit	(968)	(1,912)	1,257
Net of tax amount	3,918	6,871	(4,392)
Less: reclassification adjustment for realized (gains) losses included in net income	(7)	55	(99)
Income tax expense (benefit)	2	(12)	26
Net of tax amount	(5)	43	(73)

Less: reclassification adjustment for other-than-temporary impairment loss on securities included in net income	—	—	95
Income tax benefit	—	—	(25)
Net of tax amount	—	—	70

Other Comprehensive Income (Loss)	3,913	6,914	(4,395)

Comprehensive Income	37,994	23,909	7,941
Less: comprehensive income attributable to noncontrolling interests	727	818	1,434

Comprehensive Income Attributable to First Savings Financial Group, Inc.	$37,267	$23,091	$6,507

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2020, 2019 AND 2018

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total
Balances at October 1, 2017	$25	$27,798	$67,583	$4,158	$(571)	$(5,878)	$—	$93,115

Net income	—	—	10,902	—	—	—	1,434	12,336

Other comprehensive loss	—	—	—	(4,395)	—	—	—	(4,395)

Reclassification from AOCI to retained earnings for change in federal tax rate	—	—	(619)	619	—	—	—	—

Common stock dividends - $0.59 per share	—	—	(1,343)	—	—	—	—	(1,343)

Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)

Restricted stock grants, net of forfeitures - 1,000 shares	1	56	—	—	(57)	—	—	—

Stock compensation expense	—	68	—	—	149	—	—	217

Stock option exercises - 55,296 shares	—	(292)	—	—	—	1,042	—	750

Purchase of 6,729 treasury shares	—	—	—	—	—	(433)	—	(433)

Balances at September 30, 2018	26	27,630	76,523	382	479	5,269	1,432	100,245

Net income	—	—	16,177	—	—	—	818	16,995

Other comprehensive income	—	—	—	6,914	—	—	—	6,914

Common stock dividends - $0.63 per share	—	—	(1,472)	—	—	—	—	(1,472)

Distributions to noncontrolling interests	—	—	—	—	—	—	(2,046)	(2,046)

Restricted stock grants, net of forfeitures - 2,299 shares	—	141	—	—	(141)	—	—	—

Stock compensation expense	—	72	—	—	174	—	—	246

Stock option exercises - 66,877 shares	—	(349)	—	—	—	1,297	—	948

Purchase 10,968 treasury shares	—	—	—	—	—	(573)	—	(573)

Balances at September 30, 2019	26	27,494	91,228	7,296	(446)	(4,545)	204	121,257

Cumulative effect adjustment, adoption of ASU 2016-02	—	—	166	—	—	—	—	166

Net income	—	—	33,354	—	—	—	727	34,081

Other comprehensive income	—	—	—	3,913	—	—	—	3,913

Common stock dividends - $0.67 per share	—	—	(1,590)	—	—	—	—	(1,590)

Distributions to noncontrolling interests	—	—	—	—	—	—	(638)	(638)

Restricted stock grants - 1,436 shares	—	95	—	—	(95)	—	—	—

Stock compensation expense	—	86	—	—	193	—	—	279

Stock option exercises - 28,361 shares	—	(195)	—	—	—	594	—	399

Purchase of 4,702 treasury shares	—	—	—	—	—	(302)	—	(302)

Balances at September 30, 2020	$26	$27,480	$123,158	$11,209	$(348)	$(4,253)	$293	$157,565

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2020, 2019 AND 2018

(In thousands)	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,081	$16,995	$12,336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	7,962	1,463	1,353
Depreciation and amortization	1,858	1,684	1,373
Amortization of premiums and accretion of discounts on securities, net	596	477	235
Decrease in trading account securities	—	—	7,175
Amortization and accretion of fair value adjustments on loans, net	(935)	(664)	(517)
Loans originated for sale	(3,679,783)	(939,608)	(115,065)
Proceeds on sales of loans	3,597,497	904,692	115,980
Net realized and unrealized gain on loans held for sale	(88,738)	(27,485)	(5,515)
Capitalization of loan servicing rights	(25,508)	(2,274)	(1,565)
Net change in value of loan servicing rights	4,021	715	549
Net realized and unrealized gain on other real estate owned	(16)	(78)	(215)
Net (gain) loss on sales of available for sale securities and time deposits	(7)	74	(99)
Other than temporary impairment loss on securities	—	—	95
Increase in cash surrender value of life insurance	(732)	(580)	(430)
Net (gain) loss on equity securities	19	(5)	—
Net (gain) loss on sale of premises and equipment	8	(31)	(25)
Income from tax credit investments	(426)	(210)	(585)
Deferred income taxes	4,494	507	235
Stock compensation expense	279	246	217
Increase in accrued interest receivable	(1,421)	(754)	(562)
Increase (decrease) in accrued interest payable	(252)	192	459
Change in other assets and liabilities, net	7,314	(81)	2,536
Net Cash Provided By (Used In) Operating Activities	(139,689)	(44,725)	17,965

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(1,145)	(1,085)	(980)
Proceeds from sales and maturities of interest-bearing time deposits	445	838	4,734
Purchase of securities available for sale	(37,809)	(24,448)	(50,020)
Proceeds from sales of securities available for sale	3,180	13,948	58,116
Proceeds from maturities of securities available for sale	8,235	7,710	2,625
Proceeds from maturities of securities held to maturity	248	240	227
Principal collected on securities	6,005	18,180	16,875
Net increase in loans	(304,202)	(108,847)	(85,798)
Purchase of Federal Reserve Bank stock	—	(634)	—
Proceeds from redemption of Federal Reserve Bank stock	—	—	21
Purchase of Federal Home Loan Bank stock	(4,253)	(2,785)	(2,562)
Investment in cash surrender value of life insurance	(4,481)	(6,000)	—
Proceeds from life insurance	—	—	540
Proceeds from sale of other real estate owned	182	178	606
Purchase of premises and equipment	(7,308)	(9,496)	(1,594)
Proceeds from sales of premises and equipment	550	74	51
Distributions received from tax credit investments	920	—	—
Net cash received in the acquisition of Dearmin Bancorp and FNBO	—	—	6,667
Net Cash Used In Investing Activities	(339,433)	(112,127)	(50,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	213,692	23,272	49,965
Net increase (decrease) in federal funds purchased	(4,000)	4,000	—
Net increase (decrease) in repurchase agreements	—	(1,352)	4
Increase (decrease) in Federal Home Loan Bank line of credit	8,314	12,544	(18,065)
Proceeds from Federal Home Loan Bank advances	350,000	310,000	224,500
Repayment of Federal Home Loan Bank advances	(270,000)	(190,000)	(234,500)
Net increase in Federal Reserve PPPLF borrowings	174,834	—	—
Net proceeds from subordinated note	—	—	19,661
Net increase in advance payments by borrowers for taxes and insurance	709	688	6
Proceeds from exercise of stock options	148	408	362
Taxes paid on stock award shares for employees	(53)	(32)	(46)
Dividends paid on common stock	(1,590)	(1,472)	(1,343)
Distributions to noncontrolling interests	(638)	(2,046)	(2)
Net Cash Provided By Financing Activities	471,416	156,010	40,542

Net Increase (Decrease) in Cash and Cash Equivalents	(7,706)	(842)	8,015

Cash and cash equivalents at beginning of year	41,432	42,274	34,259

Cash and Cash Equivalents at End of Year	$33,726	$41,432	$42,274

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

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

On April 25, 2017, the Bank formed Q2 Business Capital, LLC (“Q2”), which is an Indiana limited liability company that specializes in the origination and servicing of U.S. Small Business Administration (“SBA”) loans. The Bank owns 51% of Q2 and has the option to purchase the minority interest. In accordance with Q2’s operating agreement, the Bank was allocated the first $1.7 million of cumulative net income of Q2 with any additional profits and losses allocated 51% to the Bank and 49% to Q2’s minority members.

The Captive, which is a wholly-owned insurance subsidiary of the Company, is a Nevada corporation that provides property and casualty insurance to the Company, the Bank and the Bank’s active subsidiaries. In addition, the Captive provides reinsurance to 10 other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(1 – continued)

A substantial portion of the Company’s loan portfolio consists of single-family residential and commercial real estate loans to customers in the southern Indiana and Louisville, Kentucky metropolitan area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in local market conditions.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(1 – continued)

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

Investments in non-marketable equity securities such as FRB stock and FHLB stock are carried at cost and are classified as restricted securities. The Bank is a member of the FHLB system and is required to own FHLB stock, the amount of which depends on the level of borrowings and other factors. Both cash and stock dividends received from these investments are included in dividend income. Impairment testing on these investments is based on applicable accounting guidance and the cost basis is reduced when impairment is deemed to be other-than-temporary.

Loans Held for Sale

Prior to July 1, 2018, residential mortgage loans originated and intended for sale in the secondary market were carried at the lower of aggregate cost or market value. Aggregate market value was determined based on the quoted prices under a “best efforts” sales agreement with a third party. Effective July 1, 2018, the Company elected to record substantially all residential mortgage loans held for sale at fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10. Net unrealized gains and losses are included in mortgage banking income in the accompanying consolidated statements of income. Realized gains on sales of residential mortgage loans are determined using the specific identification method and are included in mortgage banking income.

The Company originates loans to customers under the SBA 7(a) and other programs that generally provide for SBA guarantees of 75% to 90% of each loan. The Company intends to sell the guaranteed portion of the SBA loans. The guaranteed portion of the SBA loans was classified as loans held for sale at September 30, 2020 and 2019. At September 30, 2020 and 2019, SBA loans held for sale totaling $22.1 million and $15.6 million, respectively, were carried at the lower of aggregate cost or fair value. Realized gains and losses on sales of SBA loans held for sale are determined based on the allocation of participating interests sold and retained and are included in net gain on sales of SBA loans in the accompanying consolidated statements of income. Direct loan origination costs and fees related to SBA loans held for sale are deferred upon origination and are recognized as an adjustment to the gain or loss on the date of sale. SBA loans held for sale are sold on a servicing retained basis.

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

SEPTEMBER 30, 2020, 2019 AND 2018

(1 – continued)

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

The Company sells financial assets in the normal course of business, the majority of which are related to the SBA-guaranteed portion of loans, residential mortgage loan sales through established programs, and commercial loan sales through participation agreements. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses.

When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the servicing right recognized, and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests held by the Company are carried at the lower of cost or fair value , with the exception of mortgage servicing rights related to sales of residential mortgage loans, which are carried at fair value.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(1 – continued)

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

The general component covers loans not considered to be impaired. Such loans are pooled by segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 60-month period with the exception of the SBA loan portfolio which uses a 36-month lookback period.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(1 – continued)

The Company's historical loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis based on the risks present for each portfolio segment. Management considers changes and trends in the following qualitative loss factors: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in the volume and term of new loan originations; national and local economic trends and conditions; changes in lending policies, procedures and practices; changes in the experience and ability of lending management and other staff; changes in the quality and depth of the Company's loan review system; trends in collateral valuation in the Company’s lending area; and other factors as determined by management. Each qualitative factor is evaluated and a qualitative factor adjustment is applied to the actual historical loss factors in determining the adjusted loss factors used in management’s allowance for loan losses adequacy calculation.

During the year ended September 30, 2020, the Company also added a qualitative factor adjustment for economic uncertainties related to the novel coronavirus ("COVID-19"). At September 30, 2020, there is still considerable uncertainty about how severely the COVID-19 pandemic has impacted the loan portfolio. As a result, management has increased the allowance qualitative factor adjustments for each portfolio segment while considering the potential length of the pandemic, continued elevated unemployment rates, the impact of further state and local restrictions, the impact of government stimulus activities and the timeline for economic recovery. At September 30, 2020, the Company's allowance for loan losses totaled $17.0 million, of which $14.8 million related to qualitative factor adjustments including $4.6 million related to the COVID-19 qualitative factor adjustment. At September 30, 2019, the Company's allowance for loan losses totaled $10.0 million, of which $9.0 million related to qualitative factor adjustments.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

The following portfolio segments are considered in the allowance for loan loss analysis: residential real estate, commercial real estate (including single tenant net lease and loans originated through SBA programs), multi-family residential real estate, construction, land and land development, commercial business (including loans originated through SBA programs) and consumer.

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

Commercial real estate loans include the single tenant net lease loans and loans originated through SBA programs in addition to the Company’s core commercial loans, and are comprised of loans secured by various types of collateral including office buildings, warehouses, retail space and mixed use buildings located in the Company’s primary lending area and in other states. Risks related to commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and general economic conditions. Repayment of these loans is generally dependent on the ability of the borrower to attract tenants at lease rates that provide for adequate debt service and can be impacted by general economic conditions, which impact vacancy rates. The Company generally obtains loan guarantees from financially capable parties for commercial real estate loans.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(1 – continued)

Loans and Allowance for Loan Losses - continued

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

Commercial business loans include loans originated through SBA programs and lines of credit to businesses, term loans and letters of credit secured by business assets such as equipment, accounts receivable, inventory, or other assets excluding real estate and are generally made to finance capital expenditures or fund operations. Commercial loans contain risks related to the value of the collateral securing the loan and the repayment is primarily dependent upon the financial success and viability of the borrower. As with commercial real estate loans, the Company generally obtains loan guarantees from financially capable parties for commercial business loans. In addition, in an effort to support our communities during the pandemic, the Company is participating in the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020. The majority of the Company’s SBA clients applied for participation in the SBA’s PPP loan program. All PPP loans are 100% guaranteed by the SBA.

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

Other than the changes discussed above related to the COVID-19 qualitative factor, there were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended September 30, 2020, 2019, and 2018.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(1 – continued)

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, estimated costs to complete unfinished or repair damaged property, and other known defects. New appraisals are generally obtained for all significant properties when a loan is identified as impaired. Generally, a property is considered significant if the value of the property is estimated to exceed $250,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of a collateral property securing an impaired loan. In instances where it is not deemed necessary to obtain a new appraisal, management would base its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property.

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

SEPTEMBER 30, 2020, 2019 AND 2018

(1 – continued)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(1 – continued)

Benefit Plans

The Company provides a contributory defined contribution plan available to all eligible employees. The Company also established a leveraged employee stock ownership plan (“ESOP”) on October 6, 2008 that includes substantially all employees. The Company accounts for the ESOP in accordance with FASB ASC 718-40, Employee Stock Ownership Plans. Dividends declared on allocated shares are recorded as a reduction of retained earnings and paid to the participants’ accounts or used for additional debt service on the ESOP loan. Dividends declared on unallocated shares are not considered dividends for financial reporting purposes and are used for additional debt service on the ESOP loan. As shares are committed to be released for allocation to participants’ accounts, compensation expense is recognized based on the average fair value of the shares and the shares become available for earnings per share calculations.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(1 – continued)

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

Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use (“ROU”) assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. Under the new guidance, lessor accounting is largely unchanged. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new leases standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company adopted the new leases standard on October 1, 2019, and as a result the Company recorded a right-of-use asset of $6.2 million, a lease liability of $6.3 million and a cumulative-effect adjustment of $166,000 to increase retained earnings. The Company has elected all applicable practical expedients permitted under the standard, including the option to expense short-term leases with a term of one year or less. The Company also utilized the transition method allowed under ASU 2028-11 and did not restate prior periods. See Note 19 for further details regarding adoption of the new leases standard.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(1 – continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update commonly referred to as the current expected credit loss methodology ("CECL") replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption. Management expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses through retained earnings as of the beginning of the first reporting period in which the new standard is effective; however, the magnitude of the adjustment is unknown. In planning for the implementation of ASU 2016-13, management is currently evaluating software solutions, data requirements and loss methodologies.

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

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company's consolidated financial statements or do not apply to its operations.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(2)         ACQUISITION OF DEARMIN BANCORP AND THE FIRST NATIONAL BANK OF ODON

On February 9, 2018, the Company acquired Dearmin Bancorp, Inc. (“Dearmin”) and its majority owned subsidiary, The First National Bank of Odon (“FNBO”), a full service community bank located in Odon, Indiana. The acquisition expanded the Company’s presence into Daviess County, Indiana.

Pursuant to the terms of the merger agreement, FNBO stockholders received $265.00 in cash for each share of FNBO common stock for total cash consideration of $10.6 million. Under the acquisition method of accounting, the purchase price is assigned to the assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. In accounting for the acquisition, the excess of cost over the fair value of the acquired net assets of $1.9 million has been recorded as goodwill. Transaction and integration costs related to the acquisition totaling $1.3 million were expensed as incurred during the year ended September 30, 2018. No transaction and integration costs were recognized for the years ended September 30, 2020 and 2019.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(3)         RESTRICTION ON CASH AND DUE FROM BANKS

The Company is required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but are interest-bearing. The average amount of those reserve balances was approximately $10.6 million, $20.3 million, and $17.4 million for the years ended September 30, 2020, 2019, and 2018, respectively.

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

There were no trading gains or losses for the years ended September 30, 2020 and 2019.

The following is a summary of the reported net gains on trading account securities for the year ended September 30, 2018:

(In thousands)	2018
Net realized gain on sales	$43
Net unrealized loss on securities held as of the balance sheet date	—
Net gain on trading account securities	$43

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Losses	Value
September 30, 2020:
Securities available for sale:
Agency mortgage-backed	$7,499	$453	$—	$7,952
Agency CMO	9,398	407	—	9,805
Privately-issued CMO	886	80	8	958
Privately-issued ABS	884	81	5	960
SBA certificates	639	58	3	694
Municipal bonds	168,472	13,180	56	181,596

Total securities available for sale	$187,778	$14,259	$72	$201,965

Securities held to maturity:
Agency mortgage-backed	$82	$7	$—	$89
Municipal bonds	2,020	276	—	2,296

Total securities held to maturity	$2,102	$283	$—	$2,385

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(4 – continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Losses	Value
September 30, 2019:
Securities available for sale:
Agency mortgage-backed	$13,743	$366	$12	$14,097
Agency CMO	8,834	221	7	9,048
Privately-issued CMO	1,242	142	2	1,382
Privately-issued ABS	1,022	156	—	1,178
SBA certificates	1,119	41	6	1,154
Municipal bonds	141,995	8,465	17	150,443

Total securities available for sale	$167,955	$9,391	$44	$177,302

Securities held to maturity:
Agency mortgage-backed	$102	$7	$—	$109
Municipal bonds	2,234	327	—	2,561

Total securities held to maturity	$2,336	$334	$—	$2,670

The amortized cost and fair value of available for sale and held to maturity debt securities as of September 30, 2020 by contractual maturity are shown below. Expected maturities of mortgage and other asset-backed securities may differ from contractual maturities because the mortgages and other assets underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$4,845	$4,933	$247	$277
Due after one year through five years	29,929	31,229	1,019	1,153
Due after five years through ten years	27,453	29,605	683	784
Due after ten years	106,245	115,829	71	82
CMO	10,284	10,763	—	—
ABS	884	960	—	—
SBA certificates	639	694	—	—
Mortgage-backed securities	7,499	7,952	82	89

	$187,778	$201,965	$2,102	$2,385

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(4 – continued)

Information pertaining to securities with gross unrealized losses at September 30, 2020 and 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses

	(Dollars in thousands)
September 30, 2020:
Securities available for sale:
Continuous loss position less than twelve months:
Privately-issued ABS	1	$446	$5
Municipal bonds	2	2,444	56

Total less than twelve months	3	2,890	61

Continuous loss position more than twelve months:
Privately-issued CMO	1	26	8
SBA certificates	1	188	3

Total more than twelve months	2	214	11

Total securities available for sale	5	$3,104	$72

September 30, 2019:
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed	3	$1,248	$1
Agency CMO	1	1,962	1
Municipal bonds	3	1,694	16

Total less than twelve months	7	4,904	18

Continuous loss position more than twelve months:
Agency mortgage-backed	2	785	11
Agency CMO	2	956	6
Privately-issued CMO	1	33	2
SBA certificates	1	451	6
Municipal bonds	1	140	1

Total more than twelve months	7	2,365	26

Total securities available for sale	14	$7,269	$44

At September 30, 2020 and 2019, the Company did not have any securities held to maturity with an unrealized loss.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

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

The total available for sale debt securities in loss positions at September 30, 2020, which consisted of privately-issued ABS, privately-issued CMOs, SBA certificates, and municipal bonds, had depreciated approximately 2.27% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 1.42% and a weighted-average coupon rate of 1.56% at September 30, 2020. All of the municipal securities are issued by municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At September 30, 2020, the Company held 12 privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate amortized cost of $918,000 and fair value of $986,000 that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

At September 30, 2020, one privately-issued CMO and one privately-issued ABS were in a loss position and had depreciated approximately 2.78% from the Company’s carrying value . These securities were collateralized by residential mortgage loans, had a total fair value of $472,000 and a total unrealized loss of $13,000 at September 30, 2020, and were rated below investment grade by various rating agencies. Based on the independent third party analysis of the expected cash flows, management has determined that the declines in fair value for these securities are temporary and, as a result, no other-than-temporary impairment is required to be recognized. While the Company does not anticipate additional credit-related impairment losses at September 30, 2020, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require additional credit-related impairment charges.

There were no other-than-temporary write-downs charged to earnings during the years ended September 30, 2020 and 2019. During the year ended September 30, 2018, the Company recognized an other-than-temporary write-down charge to earnings of $95,000 representing the total amortized cost of a privately-issued CMO. The security was determined to be other-than-temporarily impaired and the Company does not anticipate recovering its investment in the security.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(4 – continued)

The following is a summary of the reported gross gains and losses on sales of available for sale securities and time deposits for the years ended September 30, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Gross realized gains on sales	$17	$68	$119
Gross realized losses on sales	(10)	(142)	(20)
Net realized gain (loss) on sales of available for sale securities and time deposits	$7	$(74)	$99

Certain available for sale debt securities were pledged to secure FHLB borrowings at September 30, 2020 and 2019, and may be pledged to secure federal funds borrowings (see Notes 11, 12 and 13).

At September 30, 2020 and 2019, there were no holdings of securities of any one issuer, other than the U.S government and its agencies, with an aggregate book value greater than 10% of the Company’s consolidated stockholders’ equity.

(5)         LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2020 and 2019 consisted of the following:

	2020	2019

	(In thousands)
Real estate mortgage:
1-4 family residential	$191,781	$197,472
Commercial	141,522	170,763
Single tenant net lease	334,636	223,392
SBA	55,508	46,123
Multifamily residential	42,368	38,226
Residential construction	9,361	12,545
Commercial construction	6,941	3,332
Land and land development	9,403	10,536
Commercial business	60,513	53,557
SBA commercial business (1)	206,807	19,477
Consumer	50,576	44,661
Total loans	1,109,416	820,084

Deferred loan origination fees and costs, net (2)	(2,327)	614
Allowance for loan losses	(17,026)	(10,040)

Loans, net	$1,090,063	$810,658

(1)   Includes $180.6 million of PPP loans at September 30, 2020.

(2)   Includes $3.2 million of net deferred loan fees related to PPP loans at September 30, 2020.

At September 30, 2020 and 2019, the net unamortized premium on loans acquired from other financial institutions was $245,000 and $339,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

The Company has entered into loan transactions with certain directors, officers and their affiliates (related parties). In the opinion of management, such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than normal risk of collectability or present other unfavorable features.

The following is a summary of activity for related party loans for the years ended September 30, 2020 and 2019:

(In thousands)	2020	2019
Beginning balance	$9,115	$8,231
New loans and advances	8,438	3,906
Repayments	(4,162)	(2,875)
Loans sold	(4,250)	—
Reclassifications due to officer and director changes	(1,425)	(147)

Ending balance	$7,716	$9,115

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at September 30, 2020 and 2019 were $2.6 million and $2.4 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

The following table provides the components of the recorded investment in loans as of September 30, 2020:

	Principal	Accrued	Net Deferred	Recorded
	Loan	Interest	Loan Origination	Investment
Recorded Investment in Loans:	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)
Residential real estate	$191,781	$644	$(156)	$192,269
Commercial real estate	141,522	812	(197)	142,137
Single tenant net lease	334,636	1,198	(234)	335,600
SBA commercial real estate	55,508	387	1,082	56,977
Multifamily	42,368	139	(37)	42,470
Residential construction	9,361	25	(28)	9,358
Commercial construction	6,941	24	(26)	6,939
Land and land development	9,403	20	(11)	9,412
Commercial business	60,513	186	43	60,742
SBA commercial business	206,807	975	(2,740)	205,042
Consumer	50,576	175	(23)	50,728
	$1,109,416	$4,585	$(2,327)	$1,111,674

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
	Impairment	Impairment	Loans

	(In thousands)
Recorded Investment in Loans as Evaluated for Impairment:
Residential real estate	$5,359	$186,910	$192,269
Commercial real estate	1,134	141,003	142,137
Single tenant net lease	—	335,600	335,600
SBA commercial real estate	6,927	50,050	56,977
Multifamily	698	41,772	42,470
Residential construction	—	9,358	9,358
Commercial construction	—	6,939	6,939
Land and land development	2	9,410	9,412
Commercial business	1,670	59,072	60,742
SBA commercial business	695	204,347	205,042
Consumer	199	50,529	50,728
	$16,684	$1,094,990	$1,111,674

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

The following table provides the components of the recorded investment in loans as of September 30, 2019:

	Principal	Accrued	Net Deferred	Recorded
	Loan	Interest	Loan Origination	Investment
Recorded Investment in Loans:	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)
Residential real estate	$197,472	$609	$(109)	$197,972
Commercial real estate	170,763	612	(231)	171,144
Single tenant net lease	223,392	752	(138)	224,006
SBA commercial real estate	46,123	655	865	47,643
Multifamily	38,226	99	(33)	38,292
Residential construction	12,545	2	(33)	12,514
Commercial construction	3,332	36	(41)	3,327
Land and land development	10,536	29	(1)	10,564
Commercial business	53,557	206	39	53,802
SBA commercial business	19,477	242	327	20,046
Consumer	44,661	87	(31)	44,717
	$820,084	$3,329	$614	$824,027

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
	Impairment	Impairment	Loans

	(In thousands)
Recorded Investment in Loans as Evaluated for Impairment:
Residential real estate	$4,448	$193,524	$197,972
Commercial real estate	5,282	165,862	171,144
Single tenant net lease	—	224,006	224,006
SBA commercial real estate	2,365	45,278	47,643
Multifamily	—	38,292	38,292
Residential construction	—	12,514	12,514
Commercial construction	—	3,327	3,327
Land and land development	—	10,564	10,564
Commercial business	105	53,697	53,802
SBA commercial business	—	20,046	20,046
Consumer	234	44,483	44,717
	$12,434	$811,593	$824,027

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2020 and 2019:

	Individually	Collectively
	Evaluated for	Evaluated for	Ending
	Impairment	Impairment	Balance

2020:	(In thousands)
Residential real estate	$30	$1,225	$1,255
Commercial real estate	—	3,058	3,058
Single tenant net lease	—	3,017	3,017
SBA commercial real estate	1,366	2,788	4,154
Multifamily	—	772	772
Residential construction	—	243	243
Commercial construction	—	181	181
Land and land development	—	243	243
Commercial business	—	1,449	1,449
SBA commercial business	47	1,492	1,539
Consumer	—	1,115	1,115

	$1,443	$15,583	$17,026

2019:
Residential real estate	$10	$307	$317
Commercial real estate	—	2,540	2,540
Single tenant net lease	—	1,675	1,675
SBA commercial real estate	512	1,781	2,293
Multifamily	—	478	478
Residential construction	—	248	248
Commercial construction	—	67	67
Land and land development	—	209	209
Commercial business	—	889	889
SBA commercial business	—	750	750
Consumer	23	551	574

	$545	$9,495	$10,040

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended September 30, 2020 and 2019:

	Beginning				Ending
	Balance	Provisions	Charge-Offs	Recoveries	Balance

	(In thousands)
2020:
Residential real estate	$317	$945	$(36)	$29	$1,255
Commercial real estate	2,540	614	(102)	6	3,058
Single tenant net lease	1,675	1,342	—	—	3,017
SBA commercial real estate	2,293	2,175	(360)	46	4,154
Multifamily	478	294	—	—	772
Residential construction	248	(5)	—	—	243
Commercial construction	67	114	—	—	181
Land and land development	209	28	—	6	243
Commercial business	889	567	(38)	31	1,449
SBA commercial business	750	1,109	(396)	76	1,539
Consumer	574	779	(238)	—	1,115

	$10,040	$7,962	$(1,170)	$194	$17,026

2019:
Residential real estate	$278	$30	$(21)	$30	$317
Commercial real estate	2,493	45	—	2	2,540
Single tenant net lease	2,843	(1,168)	—	—	1,675
SBA commercial real estate	1,581	1,286	(574)	—	2,293
Multifamily	195	283	—	—	478
Residential construction	388	(140)	—	—	248
Commercial construction	96	(29)	—	—	67
Land and land development	210	(1)	—	—	209
Commercial business	647	237	(8)	13	889
SBA commercial business	394	427	(71)	—	750
Consumer	198	493	(174)	57	574

	$9,323	$1,463	$(848)	$102	$10,040

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended September 30, 2018:

	Beginning
	Balance	Provisions	Charge-Offs	Recoveries	Ending Balance

	(In thousands)
2018:
Residential real estate	$252	$18	$(98)	$106	$278
Commercial real estate	2,342	151	—	—	2,493
Single tenant net lease	2,696	147	—	—	2,843
SBA commercial real estate	826	755	—	—	1,581
Multifamily	106	89	—	—	195
Residential construction	347	41	—	—	388
Commercial construction	338	(242)	—	—	96
Land and land development	223	(13)	—	—	210
Commercial business	625	10	—	12	647
SBA commercial business	214	180	—	—	394
Consumer	123	217	(223)	81	198
	$8,092	$1,353	$(321)	$199	$9,323

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2020. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended September 30, 2020.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$5,185	$5,697	$—	$5,411	$127
Commercial real estate	1,134	1,185	—	3,914	167
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	1,245	1,178	—	586	—
Multifamily	698	700	—	421	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	2	1	—	1	—
Commercial business	1,670	1,675	—	745	1
SBA commercial business	322	416	—	250	—
Consumer	61	63	—	72	3

	$10,317	$10,915	$—	$11,400	$298

Loans with an allowance recorded:
Residential real estate	$174	$175	$30	$59	$—
Commercial real estate	—	—	—	20	—
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	5,682	6,086	1,366	5,048	—
Multifamily	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	—	—	—	328	—
SBA commercial business	373	399	47	143	—
Consumer	138	138	—	154	—

	$6,367	$6,798	$1,443	$5,752	$—

Total:
Residential real estate	$5,359	$5,872	$30	$5,470	$127
Commercial real estate	1,134	1,185	—	3,934	167
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	6,927	7,264	1,366	5,634	—
Multifamily	698	700	—	421	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	2	1	—	1	—
Commercial business	1,670	1,675	—	1,073	1
SBA commercial business	695	815	47	393	—
Consumer	199	201	—	226	3

	$16,684	$17,713	$1,443	$17,152	$298

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2019. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended September 30, 2019.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,438	$4,967	$—	$5,037	$115
Commercial real estate	5,282	5,264	—	6,225	305
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	119	144	—	112	—
Multifamily	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	6	—
Commercial business	105	106	—	183	7
SBA commercial business	—	—	—	32	—
Consumer	78	81	—	107	4

	$10,022	$10,562	$—	$11,702	$431

Loans with an allowance recorded:
Residential real estate	$10	$7	$10	$122	$—
Commercial real estate	—	—	—	10	—
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	2,246	2,637	512	2,116	—
Multifamily	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	—	—	—	10	—
SBA commercial business	—	—	—	18	—
Consumer	156	155	23	157	—

	$2,412	$2,799	$545	$2,433	$—

Total:
Residential real estate	$4,448	$4,974	$10	$5,159	$115
Commercial real estate	5,282	5,264	—	6,235	305
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	2,365	2,781	512	2,228	—
Multifamily	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	6	—
Commercial business	105	106	—	193	7
SBA commercial business	—	—	—	50	—
Consumer	234	236	23	264	4

	$12,434	$13,361	$545	$14,135	$431

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2018. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended September 30, 2018.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$4,833	$5,285	$—	$5,082	$142
Commercial real estate	6,435	6,569	—	6,683	312
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	133	146	—	11	—
Multifamily	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	27	28	—	29	—
Commercial business	231	241	—	316	13
SBA commercial business	—	—	—	—	—
Consumer	122	123	—	120	4

	$11,781	$12,392	$—	$12,241	$471

Loans with an allowance recorded:
Residential real estate	$274	$282	$7	$315	$—
Commercial real estate	70	117	5	9	—
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	1,081	1,176	487	247	—
Multifamily	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
SBA commercial business	—	—	—	—	—
Consumer	121	128	12	137	—

	$1,546	$1,703	$511	$708	$—

Total:
Residential real estate	$5,107	$5,567	$7	$5,397	$142
Commercial real estate	6,505	6,686	5	6,692	312
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	1,214	1,322	487	258	—
Multifamily	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	27	28	—	29	—
Commercial business	231	241	—	316	13
SBA commercial business	—	—	—	—	—
Consumer	243	251	12	257	4

	$13,327	$14,095	$511	$12,949	$471

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2020 and 2019:

	At September 30, 2020			At September 30, 2019
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)
Residential real estate	$2,797	$—	$2,797	$2,580	$12	$2,592
Commercial real estate	685	—	685	60	—	60
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	6,927	—	6,927	2,365	—	2,365
Multifamily	698	—	698	—	—	—
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	2	—	2	—	—	—
Commercial business	1,668	—	1,668	—	—	—
SBA commercial business	695	—	695	—	—	—
Consumer	143	—	143	163	—	163

Total	$13,615	$—	$13,615	$5,168	$12	$5,180

The following table presents the aging of the recorded investment in past due loans at September 30, 2020:

	30-59	60-89	90+
	Days	Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
Residential real estate	$1,693	$480	$1,631	$3,804	$188,465	$192,269
Commercial real estate	109	—	685	794	141,343	142,137
Single tenant net lease	—	—	—	—	335,600	335,600
SBA commercial real estate	—	—	1,874	1,874	55,103	56,977
Multifamily	—	—	—	—	42,470	42,470
Residential construction	—	—	—	—	9,358	9,358
Commercial construction	—	—	—	—	6,939	6,939
Land and land development	—	—	2	2	9,410	9,412
Commercial business	63	—	—	63	60,679	60,742
SBA commercial business	373	—	322	695	204,347	205,042
Consumer	233	59	4	296	50,432	50,728

Total	$2,471	$539	$4,518	$7,528	$1,104,146	$1,111,674

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

The following table presents the aging of the recorded investment in past due loans at September 30, 2019:

	30-59	60-89	90+
	Days	Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
Residential real estate	$1,619	$577	$1,121	$3,317	$194,655	$197,972
Commercial real estate	—	102	—	102	171,042	171,144
Single tenant net lease	—	—	—	—	224,006	224,006
SBA commercial real estate	892	670	1,523	3,085	44,558	47,643
Multifamily	—	—	—	—	38,292	38,292
Residential construction	—	—	—	—	12,514	12,514
Commercial construction	—	—	—	—	3,327	3,327
Land and land development	—	—	—	—	10,564	10,564
Commercial business	44	—	—	44	53,758	53,802
SBA commercial business	138	—	—	138	19,908	20,046
Consumer	77	17	19	113	44,604	44,717

Total	$2,770	$1,366	$2,663	$6,799	$817,228	$824,027

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of  September 30, 2020:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
September 30, 2020:
Residential real estate	$188,707	$—	$3,435	$127	$—	$192,269
Commercial real estate	133,685	4,112	4,340	—	—	142,137
Single tenant net lease	335,600	—	—	—	—	335,600
SBA commercial real estate	38,124	6,518	12,335	—	—	56,977
Multifamily	41,772	—	698	—	—	42,470
Residential construction	9,358	—	—	—	—	9,358
Commercial construction	6,939	—	—	—	—	6,939
Land and land development	9,410	—	2	—	—	9,412
Commercial business	58,707	235	1,800	—	—	60,742
SBA commercial business	200,578	294	4,170	—	—	205,042
Consumer	50,701	—	27	—	—	50,728

Total	$1,073,581	$11,159	$26,807	$127	$—	$1,111,674

The following table presents the recorded investment in loans by risk category as of September 30, 2019:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
September 30, 2019:
Residential real estate	$193,967	$—	$3,946	$59	$—	$197,972
Commercial real estate	167,029	102	4,013	—	—	171,144
Single tenant net lease	224,006	—	—	—	—	224,006
SBA commercial real estate	38,397	802	8,444	—	—	47,643
Multifamily	37,823	—	469	—	—	38,292
Residential construction	12,514	—	—	—	—	12,514
Commercial construction	3,327	—	—	—	—	3,327
Land and land development	10,564	—	—	—	—	10,564
Commercial business	51,479	—	2,323	—	—	53,802
SBA commercial business	19,571	—	475	—	—	20,046
Consumer	44,618	—	97	2	—	44,717
Total	$803,295	$904	$19,767	$61	$—	$824,027

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

Troubled Debt Restructurings

The following table summarizes TDRs by accrual status at September 30, 2020 and 2019. There was $538,000 of specific reserve included in the allowance for loan losses related to TDRs at September 30, 2020. There was no specific reserve included in the allowance for loan losses related to TDRs at September 30, 2019.

	Accruing	Nonaccrual	Total

	(In thousands)
September 30, 2020:
Residential real estate	$2,562	$116	$2,678
Commercial real estate	449	512	961
SBA commercial real estate	—	3,800	3,800
Multifamily	—	698	698
Commercial business	2	1,668	1,670
Consumer	56	—	56

Total	$3,069	$6,794	$9,863

September 30, 2019:
Residential real estate	$1,868	$351	$2,219
Commercial real estate	5,222	59	5,281
Commercial business	105	—	105
Consumer	70	—	70

Total	$7,265	$410	$7,675

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

There were no TDRs that were restructured during the year ended September 30, 2019.The following table summarizes information in regard to TDRs that were restructured during the years ended September 30, 2020 and 2018.

		Pre-	Post-
		Modification	Modification
	Number of	Principal	Principal
	Loans	Balance	Balance

		(Dollars in thousands)
September 30, 2020:
Residential real estate	1	$1,099	$1,100
SBA commercial real estate	1	3,832	3,832
Multifamily	2	700	700
Commercial business	9	1,737	1,737

Total	13	$7,368	$7,369

September 30, 2018:
Residential real estate	1	$140	$120
Commercial real estate	1	1,674	1,674
Commercial business	1	170	170
Consumer	1	3	3

Total	4	$1,987	$1,967

At both September 30, 2020 and 2019, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate, extension of the maturity date, deferral of the contractual principal and interest payments, and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

There were no principal charge-offs recorded as a result of TDRs during the years ended September 30, 2020, 2019 and 2018. Provisions for loan losses related to TDRs totaled $538,000 and $5,000 for the years ended September 30, 2020 and 2018, respectively. There were no provisions for loan losses related to TDRs for the year ended September 30, 2019. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the year ended September 30, 2019, the Company had one TDR that was modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure). The outstanding balance of that TDR at September 30, 2019 was $114,000. During the years ended September 30, 2020 and 2018, the Company did not have any TDRs that were modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure).

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

On March 22, 2020, the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus". This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance indicates that, in consultation with the FASB, the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. Through September 30, 2020, the Company had approved payment extensions or loan forbearance agreements using this guidance on approximately $88.1 million of balances in the loan portfolio, of which $79.5 million related to commercial real estate, $7.1 million related to residential real estate and consumer loans, and $1.5 million related to SBA lending relationships. These payment extensions or loan forbearance agreements are generally for periods of three months or less, but may be extended if the borrower continues to be impacted by the COVID-19 pandemic. At September 30, 2020, loans totaling $14.1 million remained under the Company's payment extension program or a loan forbearance agreement, of which $13.4 million related to commercial real estate and $713,000 related to residential real estate and consumer loans.

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

The aggregate fair value of SBA loan servicing rights at September 30, 2020 and 2019 approximated its carrying value. A valuation model employed by an independent third party calculates the present value of future cash flows and is used to estimate fair value at the date of sale and on a quarterly basis for impairment analysis purposes. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the SBA loan servicing rights at September 30, 2020 and 2019 were as follows:

	Range of Assumption (Weighted Average)
Assumption	2020	2019
Discount rate	3.58% to 19.86% (8.36%)	6.82% to 26.61% (11.11%)
Prepayment rate	8.69% to 26.68% (17.46%)	6.80% to 21.17% (14.10%)

For purposes of impairment, risk characteristics such as interest rate, loan type, term and investor type are used to stratify the SBA loan servicing rights. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. Changes in the valuation allowance are reported in other noninterest income in the consolidated statements of income.

The unpaid principal balance of SBA loans serviced for others was $209.1 million, $165.0 million and $120.6 million at September 30, 2020, 2019 and 2018, respectively. An analysis of loan servicing fees on SBA loans for the years ended September 30, 2020, 2019 and 2018 is as follows:

(In thousands)	2020	2019	2018
Late fees and ancillary fees earned	$54	$41	$17
Net servicing income	1,806	1,245	863
SBA net servicing fees	$1,860	$1,286	$880

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

Contractually specified late fees and ancillary fees earned on SBA loans are included in interest income on loans in the consolidated statements of income. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the years ended September 30, 2020, 2019 and 2018 is as follows:

(In thousands)	2020	2019	2018
Balance as of October 1	$3,030	$2,405	$1,389
Servicing rights capitalized	1,450	1,334	1,565
Amortization	(848)	(596)	(372)
Direct write-offs	—	(142)	—
Change in valuation allowance	116	29	(177)
Balance as of September 30	$3,748	$3,030	$2,405

An analysis of the valuation allowance related to SBA loan servicing rights for the years ended September 30, 2020, 2019 and 2018 is as follows:

(In thousands)	2020	2019	2018
Balance as of October 1	$148	$177	$—
Additions (reductions) charged to earnings	(116)	113	177
Write-downs charged against allowance	—	(142)	—
Balance as of September 30	$32	$148	$177

Mortgage Servicing Rights ("MSRs")

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

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the MSRs at September 30, 2020 and 2019 were as follows:

Assumption	Range of Assumption (Weighted Average)
	2020	2019
Discount rate	9.25%	9.25%
Prepayment rate	2.99% to 86.98% (18.08%)	4.42% to 72.79% (18.75%)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(5 – continued)

The unpaid principal balance of residential mortgage loans serviced for others was $2.26 billion and $91.6 million at September 30, 2020 and 2019, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $19.3 million and $427,000 at September 30, 2020 and 2019, respectively. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees of $621,000 and $30,000 are included in other noninterest income in the consolidated statements of income for the years ended September 30, 2020 and 2019, respectively.

Changes in the carrying value of MSRs accounted for at fair value for the years ended September 30, 2020 and 2019 were as follows:

(In thousands)	2020	2019
Fair value as of October 1	$934	$—
Servicing rights capitalized	24,058	940
Changes in fair value related to:
Loan repayments	(1,542)	(6)
Changes in valuation model inputs or assumptions	(1,747)	—
Fair value as of September 30	$21,703	$934

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

The Bank’s investment in the historic tax credit entity is accounted for using the equity method of accounting. During the years ended September 30, 2020, 2019 and 2018, the Bank recognized income related to distributions from the historic tax credit entity of $426,000, $210,000 and $585,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(7)         PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at September 30, 2020 and 2019:

(In thousands)	2020	2019
Land and land improvements	$4,071	$2,816
Office buildings	20,062	17,575
Leasehold improvements	66	61
Furniture, fixtures and equipment	8,036	6,596
Construction in progress	1,057	1,193
	33,292	28,241
Less: accumulated depreciation	(8,880)	(9,003)

Totals	$24,412	$19,238

Depreciation expense recognized for premises and equipment for the years ended September 30, 2020, 2019 and 2018 is as follows:

(In thousands)	2020	2019	2018
Depreciation expense	$1,576	$1,305	$920

In September 2016, the Bank sold property in conjunction with the sale of a real estate development. The Bank’s property sold in the transaction consisted of a retail branch operated by the Bank and other retail space leased to a third-party tenant. In accordance with the purchase and sale agreement, the Bank executed a lease agreement with the buyer to lease back the portion of the property consisting of the retail branch. The lease has an initial term of 10 years and may be extended for up to six consecutive five-year periods. The Bank is accounting for the leaseback as an operating lease. The total gain realized on the sale of the property was $471,000, with $307,000 attributable to the retail branch property operated by the Bank and $164,000 attributable to the other retail space. The gain on the other retail space was recognized in noninterest income in the consolidated statements of income in 2016. The gain attributable to the retail branch property was deferred and had a remaining balance of $218,000 at September 30, 2019 . On October 1, 2019, the Company adopted FASB ASC 842 and all subsequent updates that modified FASB ASC 842, which resulted in the recognition of the remaining deferred gain through a cumulative-effect adjustment to retained earnings. See Note 19 for additional information regarding the Company’s leases.

(8)         OTHER REAL ESTATE OWNED

Other real estate owned asset activity was as follows for the years ended September 30, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Balance as of October 1	$1,893	$103	$852
Acquired from FNBO	—	—	31
Transfers from loans to other real estate owned	—	114	133
Transfers from premises and equipment to REO	—	1,893	—
Direct write-downs	—	—	(63)
Sales	(165)	(217)	(827)
Other adjustments	—	—	(23)
Balance as of September 30	$1,728	$1,893	$103

At September 30, 2020 and 2019, other real estate owned did not include any residential real estate properties where physical possession has been obtained. The recorded investment in consumer mortgage loans secured by residential real estate properties where formal foreclosure proceedings are in process was $1.3 million at both September 30, 2020 and 2019.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(8 – continued)

Net (gain) loss on other real estate owned for the years ended September 30, 2020, 2019 and 2018 was as follows:

(In thousands)	2020	2019	2018
Net gain on sales	$(16)	$(78)	$(278)
Direct write-downs	—	—	63
Operating expenses, net of rental income	15	21	55
	$(1)	$(57)	$(160)

(9)         GOODWILL AND OTHER INTANGIBLES

Goodwill and the core deposit intangibles acquired in the acquisitions of Community First Bank (“Community First”) on September 30, 2009, the First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”) branches on July 6, 2012, and Dearmin/FNBO on February 9, 2018, are evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill or the core deposit intangibles was recognized during 2020, 2019, or 2018.

The changes in the carrying amount of goodwill for the years ended September 30, 2020, 2019 and 2018 are summarized as follows:

(In thousands)	2020	2019	2018
Beginning balance	$9,848	$9,848	$7,936
Acquisition of Dearmin/FNBO	—	—	1,912
Ending balance	$9,848	$9,848	$9,848

The following is a summary of other intangible assets subject to amortization:

(In thousands)	2020	2019
Core deposit intangible acquired in Community First acquisition	$2,741	$2,741
Core deposit intangible acquired in First Federal branch acquisition	566	566
Core deposit intangible acquired in Dearmin/FNBO acquisition	1,487	1,487
Less accumulated amortization	(3,592)	(3,378)
Ending balance	$1,202	$1,416

Amortization expense on intangibles for the years ended September 30, 2020, 2019 and 2018 is summarized as follows:

(In thousands)	2020	2019	2018
Amortization expense	$214	$312	$453

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(9 – continued)

Estimated amortization expense for the core deposit intangibles for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)
2021	$214
2022	214
2023	214
2024	163
2025	163
2026 and thereafter	234
Total	$1,202

(10)       DEPOSITS

Deposits at September 30, 2020 and 2019 consisted of the following:

(In thousands)	2020	2019
Noninterest-bearing demand deposits	$242,673	$173,072
NOW accounts	218,581	173,746
Money market accounts	143,867	121,281
Savings accounts	142,609	120,393
Retail time deposits	168,276	146,227
Brokered time deposits	54,688	99,665
Reciprocal time deposits	77,382	—

Total	$1,048,076	$834,384

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was $ 33.6 million and $ 22.3 million at September 30, 2020 and 2019, respectively.

At September 30, 2020, scheduled maturities of time deposits were as follows:

Years ending September 30:	(In thousands)
2021	$248,406
2022	25,022
2023	9,145
2024	8,906
2025	8,867
Total	$300,346

The Bank held deposits for related parties of $9.4 million and $9.2 million at September 30, 2020 and 2019, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(11)       FEDERAL FUNDS PURCHASED

The Bank has entered into a federal funds purchased line of credit facility with another financial institution that established a line of credit not to exceed the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves. Availability under the line of credit is subject to continued borrower eligibility and expires on June 30, 2021 unless it is extended. The line of credit is intended to support short-term liquidity needs, and the agreement states that the Bank may borrow under the facility for up to seven consecutive days without pledging collateral to secure the borrowing. At September 30, 2020 and 2019, the Bank had no outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed $22 million. The line of credit is intended to support short-term liquidity needs. At September 30, 2020, the Bank had no outstanding federal funds purchased under the facility. At September 30, 2019, the Bank had $4.0 million outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed $15 million. The line of credit is intended to support short-term liquidity needs. At September 30, 2020 and 2019, the Bank had no outstanding federal funds purchased under the facility.

(12)       REPURCHASE AGREEMENTS

Repurchase agreements include retail repurchase agreements representing overnight borrowings from deposit customers.

There we no repurchase agreements outstanding as of September 30, 2020 and 2019.

Information concerning borrowings under retail repurchase agreements as of and for the years ended September 30,2020, 2019 and 2018 is summarized as follows:

(Dollars in thousands)	2020	2019	2018
Weighted average interest rate during the year	—%	0.25%	0.25%
Average balance during the year	—	$1,075	$1,350
Maximum month-end balance during the year	—	1,354	1,352

There were no available for sale securities underlying the repurchase agreements at September 30, 2020 and 2019.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(13)       BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2020 and 2019 borrowings from the FHLB were as follows:

	2020		2019
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advances maturing in:
2020	—%	$—	1.88%	$40,000
2021	1.26	40,000	2.12	30,000
2022	2.01	10,000	2.01	10,000
2023	—	—	—	—
2024	2.02	50,000	2.02	50,000
2025 and beyond	0.85	190,000	0.91	80,000

Total advances		290,000		210,000

Line of credit balance	0.50	20,858	2.33	12,544

Total borrowings from FHLB		$310,858		$222,544

The Bank entered into an Advances, Pledge and Security Agreement with the FHLB, allowing the Bank to initiate advances from the FHLB. The advances are secured under a blanket collateral agreement. At September 30, 2020, the eligible blanket collateral included residential mortgage loans with a carrying value of $400.0 million and commercial real estate loans with a carrying value of $382.9 million. There were no pledged available for sale securities at September 30, 2020.

On August 14, 2020, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $30.0 million secured under the blanket collateral agreement. This agreement expires on August 16, 2021. At September 30, 2020, there was $20.9 million outstanding under this agreement.

On June 19, 2014, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $3.3 million secured under the blanket collateral agreement. The agreement had an initial expiration date of July 1, 2015 and is automatically extended for one additional year for successive one-year periods, not to extend beyond July 3, 2034.  At September 30, 2020, the maximum amount available under the letter of credit was $2.1 million, and there was no outstanding balance under this agreement.

On May 31, 2017, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $2.2 million. The agreement had an initial expiration date of May 31, 2018 and is automatically extended for one additional year for successive one-year periods, not to extend beyond June 1, 2037. At September 30, 2020, the maximum amount available under the letter of credit was $1.9 million, and there was no outstanding balance under this agreement.

The Bank has an irrevocable standby letter of credit issued by the FHLB to secure public funds deposits.  The maximum amount available under the letter of credit was $185.0 million at September 30, 2020, and there was no outstanding balance under this agreement.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(14)       OTHER BORROWINGS

On September 20, 2018, the Company entered into a subordinated note purchase agreement in the principal amount of $20 million. The subordinated note initially bears a fixed interest rate of 6.02% per year through September 30, 2023, and thereafter a floating rate, reset quarterly, equal to the three-month LIBOR rate plus 310 basis points. All interest is payable quarterly and the subordinated note is scheduled to mature on September 30, 2028. The subordinated note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after September 30, 2023. The subordinated note is intended to qualify as Tier 2 capital for the Company under regulatory guidelines. The subordinated note is presented net of unamortized debt issuance costs of $203,000 and $271,000 at September 30, 2020 and 2019, respectively, in the accompanying consolidated balance sheet. The debt issuance costs are being amortized over five years, which represents the period from issuance to the first redemption date of September 30, 2023.

In April of 2020, the Company began utilizing the Federal Reserve PPP Liquidity Facility (“PPPLF”).  The proceeds from the PPPLF were used to fund certain PPP loans, which are pledged as collateral to secure the borrowings.  Borrowings under the PPPLF totaled $174.8 million at September 30, 2020, and carry a fixed interest rate of 0.35%.

(15)       DEFERRED COMPENSATION PLANS

The Company has deferred compensation agreements with former and current officers. The agreements provide for the payment of specific benefits following retirement. The balance of the accrued benefit for these agreements was $208,000 and $211,000 at September 30, 2020 and 2019, respectively.

Deferred compensation expense for the years ended September 30, 2020, 2019 and 2018 is as follows:

(In thousands)	2020	2019	2018
Deferred compensation expense (income)	$(4)	$80	$51

The Company has a directors’ deferred compensation plan whereby a director, at his or her election on an annual basis, may defer all or a portion of the director fees into an account with the Company. The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%. The deferral period extends until separation from service by the director. The benefits under the plan are payable in a lump sum or in monthly installments over a period of up to ten years following the separation from service; however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death. The balance of the accrued benefit for the director plan was $1.5 million and $1.4 million at September 30, 2020 and 2019, respectively.

Deferred directors’ fees expense for the years ended September 30, 2020, 2019 and 2018 is as follows:

(In thousands)	2020	2019	2018
Deferred directors’ fee expense	$187	$263	$224

(16)       BENEFIT PLANS

Defined Contribution Plan:

The Company has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k).

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(16 – continued)

Company contributions to the plan for the years ended September 30, 2020, 2019 and 2018 is as follows:

(In thousands)	2020	2019	2018
Company contributions to the plan	$1,420	$762	$576

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

There was no compensation expense recognized for the years ended September 30, 2020, 2019 and 2018.

The employer loan was fully repaid in December 2015 and all shares of Company stock were allocated to participant accounts as of September 30, 2016. The ESOP trust held 119,654 and 136,219 shares of Company common stock allocated to participant accounts at September 30, 2020 and 2019, respectively.

(17)       STOCK-BASED COMPENSATION PLANS

The Company maintains two equity incentive plans under which stock options and restricted stock have or can be granted, the 2010 Equity Incentive Plan  (“2010 Plan”) approved by the Company’s shareholders in February 2010 and the 2016 Equity Incentive Plan (“2016 Plan”) approved by the Company’s shareholders in February 2016.  The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock.  At September 30, 2020, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan.  At September 30, 2020, 7,255 shares of the Company’s common stock were available for issuance under the 2016 Plan, all of which were available for stock options.  The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

Stock based compensation expense related to stock options and restricted stock for the years ended September 30, 2020, 2019 and 2018 is as follows:

(In thousands)	2020	2019	2018
Stock option expense	$86	$72	$68
Restricted stock expense	193	173	148

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(17 – continued)

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

The fair value of options granted during the years ended September 30, 2020, 2019 and 2018 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5	years
Weighted average fair value at grant date	$6.13

A summary of stock option activity as of September 30, 2020, and changes during the year then ended is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at beginning of year	84,806	$34.13
Granted	11,958	66.35
Exercised	(28,361)	14.01
Forfeited or expired	—	—
Outstanding at end of year	68,403	$48.11	6.9	$659,000
Vested and expected to vest	68,403	$48.11	6.9	$659,000
Exercisable at end of year	30,027	$42.91	6.3	$377,000

The intrinsic value of stock options exercised during the years ended September 30, 2020, 2019 and 2018 was $1.4 million, $2.6 million and $2.8 million,  respectively. At September 30, 2020, there was $161,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 2.57 years. Cash received from the exercise of stock options was $148,000, $408,000 and $362,000 for the years ended September 30, 2020, 2019 and 2018, respectively.  The tax benefit from the exercise of stock options was $134,000, $237,000 and $204,000 for the years ended September 30, 2020, 2019 and 2018, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(17 – continued)

Restricted Stock:

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period.

A summary of the Company’s nonvested restricted shares activity as of September 30, 2020 and changes during the year then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2019	13,458	$44.62
Granted	1,436	$66.35
Vested	(4,086)	$43.24
Forfeited	—	$—
Nonvested at September 30, 2020	10,808	$48.04

There were 4,086, 3,653 and 3,453 restricted shares vested during the years ended September 30, 2020, 2019 and 2018, respectively. The total fair value of restricted shares that vested during the years ended September 30, 2020, 2019 and 2018 was $271,000, $216,000 and $195,000, respectively. At September 30, 2020, there was $348,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 2.42 years.

(18)       INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns. The components of consolidated income tax expense were as follows for the years ended September 30, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Current	$8,295	$2,493	$1,753
Valuation allowance	193	166	102
Deferred	4,173	436	567
Income tax expense	$12,661	$3,095	$2,422

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(18 – continued)

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended September 30, 2020 and 2019, and the blended federal statutory rate of 24.5% for the year ended September 30, 2018 follows:

(In thousands)	2020	2019	2018
Provision at federal statutory rate	$9,816	$4,219	$3,616
State income tax-net of federal tax benefit	1,815	327	110
Federal tax rate change – 2017 Tax Cut and Jobs Act	—	—	(145)
Tax-exempt interest income	(962)	(890)	(917)
Bank owned life insurance	(154)	(111)	(104)
Captive insurance net premiums	(295)	(223)	(208)
Increase in federal deferred tax valuation allowance	193	166	102
Nondeductible officer compensation	2,373	—	—
Other	(125)	(393)	(32)
Income tax expense	$12,661	$3,095	$2,422

Significant components of deferred tax assets and liabilities at September 30, 2020 and 2019 are as follows:

(In thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$2,833	$1,681
Operating lease liability	1,882	—
Deferred compensation plans	409	391
Equity incentive plans	45	48
Other-than-temporary impairment loss on available for sale securities	28	27
Interest on nonaccrual loans	191	111
Loss on tax credit investments	1,673	1,418
Deferred loan fees and costs, net	166	138
Investment in subsidiary	584	493
Other	423	65
Gross deferred tax assets	8,234	4,372
Valuation allowance	(1,681)	(1,412)
Net deferred tax assets	6,553	2,960

Deferred tax liabilities:
Unrealized gain on securities available for sale	(2,980)	(2,017)
Accumulated depreciation	(1,611)	(690)
Operating lease right of use asset	(1,854)	—
Installment sale	(378)	(314)
Acquisition purchase accounting adjustments	(789)	(777)
Mortgage servicing rights	(5,401)	(223)
FHLB stock dividends	(88)	(84)
Prepaid expenses	(609)	(515)
Other	(67)	(107)
Deferred tax liabilities	(13,777)	(4,727)

Net deferred tax liability	$(7,224)	$(1,767)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

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

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at September 30, 2020, except for a valuation allowance of $1.7 million on the net deferred tax asset related to losses on historic tax credit investment entities totaling $7.5 million. In assessing the need for a valuation allowance for the deferred tax assets for the historic tax credit investments, the Company considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets related to the investments. Because of the tax nature of the loss to be recognized when the investments are ultimately sold (which for tax purposes will give rise to a capital loss for the historic tax credit investments), the Company may not be able to generate capital gains in the future to be able to utilize the capital losses from the investments. Therefore, the Company’s assessment of the deferred tax asset warrants the need for a valuation allowance.

At September 30, 2020 and 2019, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ending on or after September 30, 2016 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(18 – continued)

Retained earnings of the Bank at September 30, 2020 and 2019 include approximately $4.6 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of September 30, 1988 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on these amounts was approximately $957,000 at September 30, 2020 and 2019.

(19)       LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified premises and equipment for a period of time in exchange for consideration.  The Company is a lessor in certain leasing agreements, such as for office space, and is a lessee in others, such as for certain office space and equipment.  The Company’s operating leases have terms that expire at different dates through August 2028, and some include options to extend the leases in five year increments.

On October 1, 2019, the Company adopted FASB ASC 842 and all subsequent updates that modified FASB ASC 842.  For the Company, this update primarily affected the accounting treatment for operating lease agreements.  With the adoption of FASB ASC 842, operating lease agreements are required to be recognized on the consolidated balance sheet as an ROU asset and a corresponding lease liability.  All of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet.

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheet and was $7.9 million at September 30, 2020. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received.  The Company recorded a lease liability in other liabilities on the consolidated balance sheet, which had a balance of $8.0 million at September 30, 2020.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(19 – continued)

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.  Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more.  The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property.  If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.  The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants.  At September 30, 2020, the Company had not entered into any leases that had yet to commence that conveyed the right to control the use of the property to the Company.

Lease expense for the years ended September 30, 2020, 2019 and 2018 was $1.9 million, $1.2 million and $462,000, respectively.  The components of lease expense for the years ended September 30, 2020, 2019 and 2018 were as follows:

(In thousands)	2020	2019	2018
Operating lease cost	$1,294	$527	$227
Short-term lease cost	644	679	235
	$1,938	$1,206	$462

Future minimum commitments due under these lease agreements as of September 30, 2020 are as follows, including renewal options that are reasonably certain to be exercised:

Years ending September 30:	(In thousands)
2021	$1,337
2022	1,158
2023	890
2024	758
2025	536
Thereafter	5,528
Total lease payments	10,207
Less imputed interest	(2,194)
Total	$8,013

The lease term and discount rate at September 30, 2020 were as follows:

Weighted-average remaining lease term (years)	18.5
Weighted-average discount rate	2.35%

Supplemental cash flow information for the year ended September 30, 2020 related to leases was as follows:

(In thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,221
ROU assets obtained in exchange for lease obligations:
Operating leases	9,083

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(19 – continued)

Lessor

The Company leases commercial office space to tenants under noncancelable operating leases with terms of three to ten years. The following is a schedule by years of future minimum lease payments with initial or remaining terms in excess of one year as of September 30, 2020:

Years ending September 30:	(In thousands)
2021	$584
2022	507
2023	461
2024	461
2025	346
2026 and thereafter	—
Total	$2,359

(20)       COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. Commitments under outstanding standby letters of credit totaled $8.8 million and $5.0 million at September 30, 2020 and 2019, respectively.

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Company has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2020 or 2019.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(20 – continued)

The following is a summary of the commitments to extend credit at September 30, 2020 and 2019. Interest rate lock commitments that meet the definition of a derivative are excluded from these totals.

(In thousands)	2020	2019
Loan commitments:
Fixed rate	$12,547	$28,079
Adjustable rate	25,512	22,546

Guarantees of third-party revolving credit	182	157
Undisbursed portion of home equity lines of credit	33,567	32,269
Undisbursed portion of commercial and personal lines of credit	40,136	35,718
Undisbursed portion of construction loans in process	18,735	23,182
Total commitments to extend credit	$130,679	$141,951

In connection with the sale of residential mortgage loans to third party investors, the Company makes usual and customary representations and warranties as to the propriety of its origination activities.  In certain circumstances, the investors require the Company to repurchase loans sold to them under the terms of the warranties.  When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve.  At September 30, 2020, the Company had established a reserve for loan repurchases or indemnifications of $290,000, which is included in other liabilities in the accompanying consolidated balance sheet.  Provisions for loan repurchases or indemnifications totaling $614,000 were made for the year ended September 30, 2020, and are included in mortgage banking income in the accompanying consolidated statement of income.

At September 30, 2020, the Company has recorded a loss contingency for potential restitution to be repaid to certain borrowers who originated loans through the Company’s mortgage banking division.  While a formal order has not been made by the Company’s regulators, the Company has estimated the potential restitution to be $951,000 based on the most likely outcome, and has recognized the loss at September 30, 2020. The Company anticipates that the matter will be settled within the next year, and it is at least reasonably possible that the estimate will change in the near term.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(21 – continued)

The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. At September 30, 2020, the Company had cash collateral posted with certain derivative counterparties of $3.0 million against its derivative obligations. The Company had no cash collateral posted with derivative counterparties at September 30, 2019. Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

The table below provides information on the Company’s derivative financial instruments as of September 30, 2020 and 2019.

September 30, 2020:	Notional	Asset	Liability
(In thousands)	Amount	Derivatives	Derivatives
Interest rate lock commitments	$793,671	$14,937	$—
Forward mortgage loan sale contracts	605,750	226	1,827

	$1,399,421	$15,163	$1,827

September 30, 2019:	Notional	Asset	Liability
(In thousands)	Amount	Derivatives	Derivatives
Interest rate lock commitments	$258,545	$3,269	$—
Forward mortgage loan sale contracts	203,250	130	329
	$461,795	$3,399	$329

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the years ended September 30, 2020, 2019 and 2018, is as follows:

(In thousands)	2020	2019	2018
Interest rate lock commitments	$11,668	$2,889	$380
Forward mortgage loan sale contracts	(22,412)	(3,462)	37

	$(10,744)	$(573)	$417

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(22 – continued)

Level 3:

Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or at the lower of cost or fair value.

The table below presents the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2020.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
September 30, 2020:
Assets Measured – Recurring Basis
Securities available for sale:
Agency mortgage-backed	$—	$7,952	$—	$7,952
Agency CMO	—	9,805	—	9,805
Privately-issued CMO	—	958	—	958
Privately-issued ABS	—	960	—	960
SBA certificates	—	694	—	694
Municipal bonds	—	181,596	—	181,596
Total securities available for sale	$—	$201,965	$—	$201,965

Residential mortgage loans held for sale – fair value option elected	$—	$208,493	$—	$208,493

Derivative assets (included in other assets)	$—	$226	$14,937	$15,163
Equity securities (included in other assets)	$66	$—	$—	$66
Residential mortgage servicing rights	$—	$—	$21,703	$21,703

Liabilities Measured – Recurring Basis
Derivative liabilities (included in other liabilities)	$—	$1,827	$—	$1,827

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$—	$—	$5,329	$5,329
Commercial real estate	—	—	1,134	1,134
SBA commercial real estate	—	—	5,561	5,561
Multifamily	—	—	698	698
Land and land development	—	—	2	2
Commercial business	—	—	1,670	1,670
SBA commercial business	—	—	648	648
Consumer	—	—	199	199
Total impaired loans	$—	$—	$15,241	$15,241

Residential mortgage loans held for sale – fair value option not elected	$—	$54,913	$—	$54,913

SBA loans held for sale	$—	$22,119	$—	$22,119

SBA loan servicing rights	$—	$—	$3,748	$3,748

Other real estate owned, held for sale:
Former bank premises	$—	$—	$1,728	$1,728
Total other real estate owned	$—	$—	$1,728	$1,728

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(22 – continued)

The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2019.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
September 30, 2019:
Assets Measured – Recurring Basis
Securities available for sale:
Agency mortgage-backed	$—	$14,097	$—	$14,097
Agency CMO	—	9,048	—	9,048
Privately-issued CMO	—	1,382	—	1,382
Privately-issued ABS	—	1,178	—	1,178
SBA certificates	—	1,154	—	1,154
Municipal bonds	—	150,443	—	150,443
Total securities available for sale	$—	$177,302	$—	$177,302

Residential mortgage loans held for sale – fair value option elected	$—	$80,457	$—	$80,457

Derivative assets (included in other assets)	$—	$130	$3,269	$3,399
Equity securities (included in other assets)	$85	$—	$—	$85
Residential mortgage servicing rights	$—	$—	$934	$934

Liabilities Measured – Recurring Basis
Derivative liabilities (included in other liabilities)	$—	$329	$—	$329

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$—	$—	$4,438	$4,438
Commercial real estate	—	—	5,282	5,282
SBA commercial real estate	—	—	1,853	1,853
Commercial business	—	—	105	105
Consumer	—	—	211	211
Total impaired loans	$—	$—	$11,889	$11,889

SBA loans held for sale	$—	$15,613	$—	$15,613

SBA loan servicing rights	$—	$—	$3,030	$3,030
Other real estate owned, held for sale:
Former bank premises	$—	$—	$1,893	$1,893
Total other real estate owned	$—	$—	$1,893	$1,893

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

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

Residential Mortgage Loans Held for Sale. The Company has elected to record substantially all of its residential mortgage loans held for sale at fair value in accordance with FASB ASC 825-10.  All other residential mortgage loans held for sale are carried at the lower of cost or market value.  The fair value of residential mortgage loans held for sale is based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and is classified as Level 2 in the fair value hierarchy.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(22 – continued)

The table below presents a reconciliation of derivative assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Beginning balance	$3,269	$380	$—
Unrealized gains recognized in earnings, net of settlements	11,668	2,889	380

Ending balance	$14,937	$3,269	$380

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Gains recognized in earnings for the years ended September 30, 2020, 2019 and 2018 attributable to Level 3 derivative assets held at the balance sheet date were $14.9 million, $3.3 million and $380,000, respectively.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of September 30, 2020 and 2019.

	Significant	2020 Range of Inputs	2019 Range of Inputs
Financial Instrument	Unobservable Inputs	(Weighted Average)	(Weighted Average)
Interest rate lock commitments	Pull-through rate	0% - 100% (80%)	55% - 100% (79.24%)
	Direct costs to close	0.31%-1.01% (0.52%)	1%

Residential Mortgage Servicing Rights. The current market for MSRs is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses a discounted cash flow valuation model from an independent third party to determine the fair value of MSRs. The discounted cash flow model approach consists of projecting expected servicing cash flows and calculating the present value. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds, discount rates and loan servicing costs. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy.

The table below presents a reconciliation of MSRs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2020 and 2019:

(In thousands)	2020	2019
Beginning balance	$934	—
Issuances (loans sold with servicing retained)	24,058	940
Net settlements	(1,542)	(6)
Unrealized gains (losses) included in earnings	(1,747)	—

Ending balance	$21,703	934

Changes in the fair value of MSRs are included in mortgage banking income in the accompanying consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(22 – continued)

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of MSRs measured at fair value on a recurring basis as of September 30, 2020 and 2019.

	Significant	2020	2019
	Unobservable	Range of Inputs	Range of Inputs
Financial Instrument	Inputs	(Weighted Average)	(Weighted Average)
MSRs	Discount rate	9.25%	9.25%
	Prepayment rate	2.99% - 86.98% (18.08%)	4.42% - 72.79% (18.75%)

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are measured at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At September 30, 2020 and 2019, all impaired loans were considered to be collateral-dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At September 30, 2020 and 2019, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0%to 75.0% and estimated costs to sell the collateral ranging from 0.0% to 12.0%.

Provisions for loan losses recognized for impaired loans for the years ended September 30, 2020, 2019 and 2018 is as follows:

(In thousands)	2020	2019	2018
Provision for loan losses recognized	$2,424	$860	$573

SBA Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At September 30, 2020, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 3.58% to 19.86% with a weighted average of 8.36% and prepayment speed assumptions ranging from 8.69% to 26.68% with a weighted average rate of 17.46%. At September 30, 2019, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 6.82% to 26.61% with a weighted average of 11.11% and prepayment speed assumptions ranging from 6.80% to 21.17% with a weighted average rate of 14.10%. Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount.

Impairment charges to write down SBA loan servicing rights to fair value for the years ended September 30, 2020, 2019 and 2018 is as follows:

(In thousands)	2020	2019	2018
Charges to write down SBA loan servicing rights	$(116)	$113	$177

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(22 – continued)

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At September 30, 2020, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) of 30.9%. At September 30, 2019, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 0.0% to 15.0% with a weighted average of 10.5%.

Charges to write down other real estate owned to fair value for the years ended September 30, 2020, 2019 and 2018 is as follows:

(In thousands)	2020	2019	2018
Charges to write down other real estate owned	$—	$—	$63

Transfers between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended September 30, 2020 and 2019. There were no transfers into or out of Level 3 financial assets or liabilities for the years ended September 30, 2020 and 2019. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2020 and 2019.

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition of an eligible financial asset or financial liability, and may not be revoked once made.

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale, including substantially all loans originated by the Company’s mortgage banking division.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due, nor were any on nonaccrual status as of September 30, 2020 and 2019.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of September 30, 2020 and 2019.

		Aggregate
September 30, 2020:	Aggregate	Principal
(In thousands)	Fair Value	Balance	Difference
Residential mortgage loans held for sale	$208,493	$198,138	$10,355

		Aggregate
September 30, 2019:	Aggregate	Principal
(In thousands)	Fair Value	Balance	Difference
Residential mortgage loans held for sale	$80,457	$77,787	$2,670

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(22 – continued)

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the years ended September 30, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Gains – included in mortgage banking income	$7,504	$2,492	$257
Interest income	7,256	1,516	376

	$14,760	$4,008	$633

Fair Value of Financial Instruments

The following tables summarize the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and 2019.

		Fair Value Measurements
	Carrying	Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2020:
Financial assets:
Cash and due from banks	$12,807	$12,807	$—	$—
Interest-bearing deposits with banks	20,919	20,919	—	—
Interest-bearing time deposits	2,964	—	2,964	—
Securities available for sale	201,965	—	201,965	—
Securities held to maturity	2,102	—	2,385	—
Residential mortgage loans held for sale	263,406	—	263,519	—
SBA loans held for sale	22,119	—	24,666	—
Loans, net	1,090,063	—	—	1,152,962
FRB and FHLB stock	17,293	N/A	N/A	N/A
Accrued interest receivable	6,462	—	6,462	—
SBA loan servicing rights	3,748	—	—	3,934
Residential mortgage loan servicing rights	21,703	—	—	21,703
Derivative assets (included in other assets)	15,163	—	226	14,937
Equity securities (included in other assets)	66	66	—	—

Financial liabilities:
Deposits	1,048,076	—	—	1,050,569
Borrowings from FHLB	310,858	—	310,766	—
Subordinated note	19,797	—	23,788	—
Federal Reserve PPPLF borrowings	174,834	—	174,808	—
Accrued interest payable	683	—	683	—
Advance payments by borrowers for taxes and insurance	2,615	—	2,615	—
Derivative liabilities (included in other liabilities)	1,827	—	1,827	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(22 – continued)

		Fair Value Measurements
	Carrying	Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2019:
Financial assets:
Cash and due from banks	$13,008	$13,008	$—	$—
Interest-bearing deposits with banks	28,424	28,424	—	—
Interest-bearing time deposits	2,265	—	2,265	—
Securities available for sale	177,302	—	177,302	—
Securities held to maturity	2,336	—	2,670	—
Residential mortgage loans held for sale	80,457	—	80,457	—
SBA loans held for sale	15,613	—	17,040	—
Loans, net	810,658	—	—	841,646
FRB and FHLB stock	13,040	N/A	N/A	N/A
Accrued interest receivable	5,041	—	5,041	—
SBA loan servicing rights	3,030	—	—	3,030
Residential mortgage loan servicing rights	934	—	—	934
Derivative assets (included in other assets)	3,399	—	130	3,269
Equity securities (included in other assets)	85	85	—	—

Financial liabilities:
Deposits	834,384	—	—	835,384
Federal funds purchased	4,000	—	4,000	—
Borrowings from FHLB	222,544	—	222,432	—
Subordinated note	19,729	—	21,143	—
Accrued interest payable	935	—	935	—
Advance payments by borrowers for taxes and insurance	1,906	—	1,906	—
Derivative liabilities (included in other liabilities)	329	—	329	—

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(23 – continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% by 2019.  The capital conservation buffer was 2.50% for 2019 and 2020.  The Bank met all capital adequacy requirements to which it was subject as of September 30, 2020 and 2019.

As of September 30, 2020, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(23 – continued)

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

					Minimum
					To Be Well
			Minimum		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2020:

Total capital (to risk-weighted assets):
Consolidated	$168,617	13.37%	$100,929	8.00%	N/A	N/A
Bank	160,452	12.75%	100,672	8.00%	$125,840	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$133,520	10.58%	$75,697	6.00%	N/A	N/A
Bank	145,152	11.53%	75,504	6.00%	$100,672	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$133,520	10.58%	$56,773	4.50%	N/A	N/A
Bank	145,152	11.53 ~~%~~	56,428	4.50%	$81,796	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$133,520	8.53%	$62,617	4.00%	N/A	N/A
Bank	145,152	9.37%	61,966	4.00%	$77,458	5.00%

As of September 30, 2019:

Total capital (to risk-weighted assets):
Consolidated	$130,700	13.85%	$75,474	8.00%	N/A	N/A
Bank	121,160	12.88%	75,249	8.00%	$94,061	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$100,931	10.70%	$56,606	6.00%	N/A	N/A
Bank	111,120	11.81%	56,437	6.00%	$75,249	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$100,931	10.70%	$42,454	4.50%	N/A	N/A
Bank	111,120	11.81%	42,327	4.50%	$61,140	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$100,931	8.39%	$48,142	4.00%	N/A	N/A
Bank	111,120	9.34%	47,564	4.00%	$59,455	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

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

SEPTEMBER 30, 2020, 2019 AND 2018

(24)       SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended September 30, 2020, 2019 and 2018.

	Years Ended September 30,
(In thousands, except share and per share data)	2020	2019	2018
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$33,354	$16,177	$10,902

Shares:
Weighted average common shares outstanding, basic	2,356,680	2,315,697	2,258,020

Net income per common share, basic	$14.15	$6.99	$4.83

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$33,354	$16,177	$10,902

Shares:
Weighted average common shares outstanding, basic	2,356,680	2,315,697	2,258,020
Add: Dilutive effect of outstanding options	16,180	50,623	107,274
Add: Dilutive effect of restricted stock	3,094	5,764	7,260
Weighted average common shares outstanding, as adjusted	2,375,954	2,372,084	2,372,554

Net income per common share, diluted	$14.04	$6.82	$4.60

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the years ended September 30, 2020, 2019 and 2018. Stock options for 22,158, 7,200 and 4,800 shares of common stock were excluded from the calculation of diluted net income per common share for the years ended September 30, 2020, 2019 and 2018, respectively, because their effect was antidilutive.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(25)       PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets

	As of September 30,
(In thousands)	2020	2019
Assets:
Cash and due from banks	$4,762	$6,474
Other assets	988	816
Investment in subsidiaries	171,871	133,760
	$177,621	$141,050

Liabilities and Equity:
Subordinated note	$19,797	$19,729
Accrued expenses	552	268
Stockholders’ equity	157,272	121,053
	$177,621	$141,050

Statements of Income

	Years Ended September 30,
(In thousands)	2020	2019	2018
Dividend income from subsidiaries	$1,000	$750	$9,875
Interest expense	(1,274)	(1,277)	(33)
Other operating expenses	(1,002)	(882)	(921)

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(1,276)	(1,409)	8,921

Income tax benefit	598	747	408

Income (loss) before equity in undistributed net income of subsidiaries	(678)	(662)	9,329

Equity in undistributed net income of subsidiaries	34,032	16,839	1,573

Net income	$33,354	$16,177	$10,902

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(25 – continued)

Statements of Cash Flows

	Years Ended September 30,
(In thousands)	2020	2019	2018
Operating Activities:
Net income	$33,354	$16,177	$10,902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(34,032)	(16,839)	(1,573)
Stock compensation expense	279	246	217
Net change in other assets and liabilities	182	(184)	(162)
Net cash provided by (used in) operating activities	(217)	(600)	9,384

Investing Activities:
Acquisition of Dearmin	—	—	(9,148)
Investment in bank subsidiary	—	(2,000)	(10,000)
Proceeds from maturities of interest-bearing time deposits	—	—	10
Net cash used in investing activities	—	(2,000)	(19,138)

Financing Activities:
Net proceeds from subordinated note	—	—	19,661
Exercise of stock options	148	408	362
Tax paid on stock award shares for employees	(53)	(32)	(46)
Dividends paid	(1,590)	(1,472)	(1,343)
Net cash provided by (used in) financing activities	(1,495)	(1,096)	18,634

Net increase (decrease) in cash and due from banks	(1,712)	(3,696)	8,880
Cash and due from banks at beginning of year	6,474	10,170	1,290

Cash and due from banks at end of year	$4,762	$6,474	$10,170

(26)       CONCENTRATION OF CREDIT RISK

At September 30, 2020 and 2019, the Company had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $7.2 million and $8.8 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(27)       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended September 30,
(In thousands)	2020	2019	2018
Cash payments for:
Interest	$10,817	$10,729	$5,873
Income taxes (net of refunds received)	3,971	1,572	1,759

Non-cash activities:
Transfers from loans to loans held for sale	15,916	—	—
Transfers from loans to other real estate owned	—	114	133
Proceeds from sales of other real estate owned financed through loans	—	112	453
Cashless exercise of stock options	249	542	387
Transfers from premises and equipment to other real estate owned	—	1,893	—

(28)       SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
September 30, 2020:
Interest income	$13,767	$13,693	$15,344	$17,125
Interest expense	2,875	2,783	2,543	2,337
Net interest income	10,892	10,910	12,801	14,788
Provision for loan losses	505	1,705	2,980	2,772
Net interest income after provision for loan losses	10,387	9,205	9,821	12,016
Noninterest income	18,126	10,994	46,337	55,664
Noninterest expenses	24,272	22,075	35,009	44,452
Income (loss) before income taxes	4,241	(1,876)	21,149	23,228
Income tax expense (benefit)	638	(774)	5,540	7,257

Net income (loss)	3,603	(1,102)	15,609	15,971
Net income (loss) attributable to noncontrolling interest in subsidiary	164	(475)	204	834

Net income (loss) attributable to First Savings Financial Group, Inc.	$3,439	$(627)	$15,405	$15,137

Net income (loss) per common share, basic	$1.47	$(0.27)	$6.51	$6.40

Net income (loss) per common share, diluted	$1.44	$(0.26)	$6.51	$6.39

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(28 – continued)

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

SEPTEMBER 30, 2020, 2019 AND 2018

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

	Core	SBA	Mortage		Consolidated
(In thousands)	Banking	Lending	Banking	Other	Totals
Year Ended September 30, 2020:
Net interest income (loss)	$39,408	$5,911	$5,276	$(1,204)	$49,391
Provision for loan losses	4,636	3,326	—	—	7,962
Net interest income (loss) after provision	34,772	2,585	5,276	(1,204)	41,429
Net gains on sales of loans, SBA	—	5,673	—	—	5,673
Mortgage banking income	8	—	117,844	—	117,852
Noninterest income	5,905	6,751	118,465	—	131,121
Noninterest expense (income)	29,772	7,853	88,573	(390)	125,808
Income (loss) before taxes	10,905	1,483	35,168	(814)	46,742
Income tax expense (benefit)	2,265	189	10,793	(586)	12,661
Segment profit (loss)	8,640	1,294	24,375	(228)	34,081
Noncash items:
Depreciation and amortization	1,558	51	181	68	1,858
Segment assets at September 30, 2020	1,459,467	283,994	293,973	(272,809)	1,764,625

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(29 – continued)

	Core	SBA	Mortgage		Consolidated
(In thousands)	Banking	Lending	Banking	Other	Totals
Year Ended September 30, 2019:
Net interest income (loss)	$36,524	$4,145	$636	$(1,216)	$40,089
Provision (credit) for loan losses	(242)	1,705	—	—	1,463
Net interest income (loss) after provision	36,766	2,440	636	(1,216)	38,626
Net gains on sales of loans, SBA	—	4,569	—	—	4,569
Mortgage banking income	33	—	32,974	—	33,007
Noninterest income	5,650	5,182	33,022	—	43,854
Noninterest expense	28,852	5,953	27,760	(175)	62,390
Income (loss) before taxes	13,564	1,669	5,898	(1,041)	20,090
Income tax expense (benefit)	2,143	213	1,475	(736)	3,095
Segment profit (loss)	11,421	1,456	4,423	(305)	16,995
Noncash items:
Depreciation and amortization	1,467	49	100	68	1,684
Segment assets at September 30, 2019	1,124,526	84,661	88,645	(75,253)	1,222,579

	Core	SBA	Mortgage		Consolidated
(In thousands)	Banking	Lending	Banking	Other	Totals

Year Ended September 30, 2018:
Net interest income (loss)	$32,436	$3,012	$376	$(2)	$35,822
Provision (credit) for loan losses	(69)	1,422	—	—	1,353
Net interest income (loss) after provision	32,505	1,590	376	(2)	34,469
Net gains on sales of loans, SBA	—	5,493	—	—	5,493
Mortgage banking income	587	—	1,731	—	2,318
Noninterest income	5,752	5,812	1,731	—	13,295
Noninterest expense	25,622	4,434	2,872	78	33,006
Income (loss) before taxes	12,635	2,968	(765)	(80)	14,758
Income tax expense (benefit)	2,615	424	(214)	(403)	2,422
Segment profit (loss)	10,020	2,544	(551)	323	12,336
Noncash items:
Depreciation and amortization	1,309	50	14	—	1,373
Segment assets at September 30, 2018	1,014,301	66,970	10,834	(57,699)	1,034,406

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, 2019 AND 2018

(30)    REVENUE FROM CONTRACTS WITH CUSTOMERS

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the years ended September 30, 2020, 2019 and 2018:

	Year Ended
	September 30,
(In thousands)	2020	2019	2018

Service charges on deposit accounts	$1,581	$1,957	$1,731
ATM and interchange fees	2,116	1,949	1,580
Investment advisory income	288	324	550
Other	101	137	139
Revenue from contracts with customers	4,086	4,367	4,000

Gain (loss) on securities	7	(74)	99
Gain on sale of SBA loans	5,673	4,569	5,493
Mortgage banking income	117,852	33,007	2,318
Increase in cash value of life insurance	732	580	430
Real estate lease income	589	594	5
Other	2,182	811	950
Other noninterest income	127,035	39,487	9,295

Total noninterest income	$131,121	$43,854	$13,295

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

ATM and Interchange Fees:  The Company earns ATM usage fees and interchange fees from debit cardholder transactions conducted through a payment network.  ATM fees are recognized when the transaction occurs.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The costs of related loyalty rewards programs are netted against interchange income as a direct cost of the revenue generating activity.

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

SEPTEMBER 30, 2020, 2019 AND 2018

(30 – continued)

Other Income:  Other income from contracts with customers includes check cashing and cashier’s check fees, safe deposit box fees and cash advance fees.  This revenue is recognized at the time the transaction is executed or over the period the Company satisfies the performance obligation.