Form 10-Q
period 2020-12-31
First Savings Financial Group, Inc.
filed 2021-02-11
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Large Accelerated Filer ◻	Accelerated Filer ◻

Non-accelerated Filer ⌧	Smaller Reporting Company ⌧

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

The number of shares outstanding of the registrant’s common stock as of February 2, 2021 was 2,374,927.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
(In thousands, except share and per share data)	2020	2020

ASSETS
Cash and due from banks	$16,042	$12,807
Interest-bearing deposits with banks	19,350	20,919
Total cash and cash equivalents	35,392	33,726

Interest-bearing time deposits	2,723	2,964
Securities available for sale, at fair value	203,593	201,965
Securities held to maturity	2,068	2,102

Loans held for sale, residential mortgage ($267,577 at fair value at December 31, 2020 and $208,493 at fair value at September 30, 2020)	330,178	263,406
Loans held for sale, Small Business Administration	27,064	22,119
Loans, net of allowance for loan losses of $17,124 at December 31, 2020 and $17,026 at September 30, 2020	1,114,708	1,090,063
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	19,310	17,293
Premises and equipment	25,018	24,412
Other real estate owned, held for sale	2,043	1,728
Accrued interest receivable:
Loans	5,139	4,585
Securities	2,284	1,877
Cash surrender value of life insurance	31,944	31,758
Goodwill	9,848	9,848
Core deposit intangibles	1,149	1,202
Residential mortgage loan servicing rights, at fair value	31,510	21,703
SBA loan servicing rights	3,722	3,748
Other assets	25,218	30,126

Total Assets	$1,872,911	$1,764,625

LIABILITIES
Deposits:
Noninterest-bearing	$272,241	$242,673
Interest-bearing	849,079	805,403
Total deposits	1,121,320	1,048,076

Federal Home Loan Bank borrowings	340,092	310,858
Federal Reserve PPPLF borrowings	172,772	174,834
Other borrowings	19,814	19,797
Accrued interest payable	795	683
Advance payments by borrowers for taxes and insurance	1,600	2,615
Accrued expenses and other liabilities	50,773	50,197
Total Liabilities	1,707,166	1,607,060

EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,568,842 shares (2,567,842 at September 30, 2020 ); outstanding 2,374,927 shares (2,375,324 shares at September 30, 2020)	26	26
Additional paid-in capital	25,737	27,480
Retained earnings - substantially restricted	132,680	123,158
Accumulated other comprehensive income	11,889	11,209
Unearned stock compensation	(292)	(348)
Less treasury stock, at cost - 193,915 shares (192,518 shares at September 30, 2020)	(4,295)	(4,253)
Total First Savings Financial Group, Inc. Stockholders' Equity	165,745	157,272
Noncontrolling interests in subsidiary	—	293
Total Equity	165,745	157,565

Total Liabilities and Equity	$1,872,911	$1,764,625

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2020	2019

INTEREST INCOME
Loans, including fees	$14,238	$11,707
Securities:
Taxable	471	585
Tax-exempt	1,191	1,010
Dividend income	108	154
Interest-bearing deposits with banks	18	205
Total interest income	16,026	13,661

INTEREST EXPENSE
Deposits	936	1,749
Federal Home Loan Bank borrowings	861	808
Federal Reserve PPPLF borrowings	153	—
Other borrowings	337	318
Total interest expense	2,287	2,875
Net interest income	13,739	10,786
Provision for loan losses	668	505

Net interest income after provision for loan losses	13,071	10,281

NONINTEREST INCOME
Service charges on deposit accounts	396	509
ATM and interchange fees	632	503
Net unrealized gain on equity securities	11	2
Net gain on sales of loans, Small Business Administration	1,267	761
Mortgage banking income	42,300	15,923
Increase in cash surrender value of life insurance	186	162
Commission income	134	27
Real estate lease income	147	151
Net loss on premises and equipment	—	(4)
Other income	1,110	198
Total noninterest income	46,183	18,232

NONINTEREST EXPENSE
Compensation and benefits	33,862	17,820
Occupancy and equipment	2,585	1,922
Data processing	789	502
Advertising	2,311	1,466
Professional fees	1,274	627
FDIC insurance premiums	140	4
Net loss on other real estate owned	3	5
Other operating expenses	3,438	1,926
Total noninterest expense	44,402	24,272
Income before income taxes	14,852	4,241
Income tax expense	4,527	638
Net Income	10,325	3,603
Less: net income attributable to noncontrolling interests	402	164
Net Income Attributable to First Savings Financial Group, Inc.	$9,923	$3,439

Net income per share:
Basic	$4.19	$1.47
Diluted	$4.16	$1.44

Weighted average shares outstanding:
Basic	2,367,061	2,340,619
Diluted	2,384,702	2,382,754

Dividends per share	$0.17	$0.16

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2020	2019

Net Income	$10,325	$3,603

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	861	(747)
Income tax (expense) benefit	(181)	163
Net of tax amount	680	(584)
Other Comprehensive Income (Loss)	680	(584)

Comprehensive Income	11,005	3,019
Less: comprehensive income attributable to noncontrolling interests	402	164

Comprehensive Income Attributable to First Savings Financial Group, Inc.	$10,603	$2,855

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total

Balances at October 1, 2019	$26	$27,494	$91,228	$7,296	$(446)	$(4,545)	$204	$121,257

Cumulative effect adjustment, adoption of ASU 2016-02	—	—	166	—	—	—	—	166

Net income	—	—	3,439	—	—	—	164	3,603

Other comprehensive loss	—	—	—	(584)	—	—	—	(584)

Common stock dividends - $0.16 per share	—	—	(378)	—	—	—	—	(378)

Restricted stock grants - 1,436 shares	—	95	—	—	(95)	—	—	—

Stock compensation expense	—	21	—	—	46	—	—	67

Stock option exercises - 6,000 shares	—	(28)	—	—	—	128	—	100

Purchase of 796 treasury shares	—	—	—	—	—	(53)	—	(53)

Balances at December 31, 2019	$26	$27,582	$94,455	$6,712	$(495)	$(4,470)	$368	$124,178

Balances at October 1, 2020	$26	$27,480	$123,158	$11,209	$(348)	$(4,253)	$293	$157,565

Net income	—	—	9,923	—	—	—	402	10,325

Acquisition of minority interests in Q2	—	(1,757)	—	—	—	—	(695)	(2,452)

Other comprehensive income	—	—	—	680	—	—	—	680

Common stock dividends - $0.17 per share	—	—	(401)	—	—	—	—	(401)

Restricted stock forfeitures - 200 shares	—	(8)	—	—	8	—	—	—

Stock compensation expense	—	22	—	—	48	—	—	70

Stock option exercises - 1,200 shares	—	—	—	—	—	—	—	—

Purchase of 1,397 treasury shares	—	—	—	—	—	(42)	—	(42)

Balances at December 31, 2020	$26	$25,737	$132,680	$11,889	$(292)	$(4,295)	$—	$165,745

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,325	$3,603
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	668	505
Depreciation and amortization	548	409
Amortization of premiums and accretion of discounts on securities, net	168	116
Amortization and accretion of fair value adjustments on loans, net	(423)	(211)
Loans originated for sale	(1,449,271)	(554,450)
Proceeds on sales of loans	1,412,419	550,122
Net realized and unrealized gain on loans held for sale	(34,482)	(12,385)
Capitalization of loan servicing rights	(13,199)	(2,498)
Net change in value of loan servicing rights	3,418	204
Net realized and unrealized gain on other real estate owned	(6)	—
Increase in cash surrender value of life insurance	(186)	(162)
Net gain on equity securities	(11)	(2)
Net loss on sale of premises and equipment	—	4
Deferred income taxes	2,170	271
Stock compensation expense	70	68
Increase in accrued interest receivable	(961)	(533)
Increase (decrease) in accrued interest payable	112	(163)
Change in other assets and liabilities, net	2,475	4,397
Net Cash Used In Operating Activities	(66,166)	(10,705)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(252)	(490)
Proceeds from sales and maturities of interest-bearing time deposits	490	245
Purchase of securities available for sale	(5,285)	(4,556)
Proceeds from maturities of securities available for sale	3,370	1,205
Proceeds from maturities of securities held to maturity	30	30
Principal collected on securities	983	2,101
Net increase in loans	(25,678)	(41,629)
Purchase of Federal Home Loan Bank stock	(2,017)	(1,109)
Investment in cash surrender value of life insurance	—	(4,481)
Proceeds from sale of other real estate owned	61	—
Purchase of premises and equipment	(1,096)	(4,102)
Proceeds from sales of premises and equipment	12	118
Acquisition of minority interests in Q2	(1,745)	—
Net Cash Used In Investing Activities	(31,127)	(52,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	73,244	51,214
Net decrease in federal funds purchased	—	(4,000)
Decrease in Federal Home Loan Bank line of credit	(766)	(2,978)
Proceeds from Federal Home Loan Bank advances	280,000	120,000
Repayment of Federal Home Loan Bank advances	(250,000)	(100,000)
Net decrease in Federal Reserve PPPLF borrowings	(2,062)	—
Net decrease in advance payments by borrowers for taxes and insurance	(1,015)	(637)
Proceeds from exercise of stock options	—	100
Taxes paid on stock award shares for employees	(41)	(53)
Dividends paid on common stock	(401)	(378)
Net Cash Provided By Financing Activities	98,959	63,268

Net Increase (Decrease) in Cash and Cash Equivalents	1,666	(105)

Cash and cash equivalents at beginning of period	33,726	41,432

Cash and Cash Equivalents at End of Period	$35,392	$41,327

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

On April 25, 2017, the Bank formed Q2 Business Capital, LLC (“Q2”), which is an Indiana limited liability company that specializes in the origination and servicing of U.S. Small Business Administration (“SBA”) loans. The Bank originally owned 51% of Q2’s membership interests.  On December 31, 2020, the Bank completed the acquisition of the minority interests in Q2, and Q2 became a wholly-owned subsidiary of the Bank.  As part of the acquisition of the minority interests, the Bank paid total consideration of $3.0 million. The acquisition was accounted for as an equity transaction, and resulted in the reclassification of the noncontrolling interests of $695,000, the recognition of net deferred tax assets of $590,000 and a reduction of additional paid-in capital of $1.8 million.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of December 31, 2020, the results of operations for the three-month periods ended December 31, 2020 and 2019, and the cash flows for the three-month periods ended December 31, 2020 and 2019. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements, conform to general practices within the banking industry and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K.

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

Investment securities have been classified according to management’s intent.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
December 31, 2020:
Securities available for sale:

U.S. agency bonds and notes	$500	$—	$—	$500
Agency mortgage-backed	6,864	441	—	7,305
Agency CMO	9,215	389	—	9,604
Privately-issued CMO	806	84	7	883
Privately-issued ABS	838	73	3	908
SBA certificates	616	56	2	670
Municipal bonds	169,704	14,097	78	183,723

Total securities available for sale	$188,543	$15,140	$90	$203,593

Securities held to maturity:

Agency mortgage-backed	$79	$6	$—	$85
Municipal bonds	1,989	262	—	2,251

Total securities held to maturity	$2,068	$268	$—	$2,336

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
September 30, 2020:
Securities available for sale:

Agency mortgage-backed	$7,499	$453	$—	$7,952
Agency CMO	9,398	407	—	9,805
Privately-issued CMO	886	80	8	958
Privately-issued ABS	884	81	5	960
SBA certificates	639	58	3	694
Municipal bonds	168,472	13,180	56	181,596

Total securities available for sale	$187,778	$14,259	$72	$201,965

Securities held to maturity:

Agency mortgage-backed	$82	$7	$—	$89
Municipal bonds	2,020	276	—	2,296

Total securities held to maturity	$2,102	$283	$—	$2,385

The amortized cost and fair value of investment securities as of December 31, 2020 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$8,419	$8,514	$247	$275
Due after one year through five years	30,377	31,601	1,023	1,151
Due after five years through ten years	28,901	31,121	648	743
Due after ten years	102,507	112,987	71	82
CMO	10,021	10,487	—	—
ABS	838	908	—	—
SBA certificates	616	670	—	—
Mortgage-backed securities	6,864	7,305	79	85

	$188,543	$203,593	$2,068	$2,336

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at December 31, 2020 and September 30, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses

	(Dollars in thousands)
December 31, 2020:
Securities available for sale:
Continuous loss position less than twelve months:
Municipal bonds	3	$2,232	$78

Total less than twelve months	3	2,232	78

Continuous loss position more than twelve months:

Privately-issued CMO	1	23	7
Privately-issued ABS	1	420	3
SBA certificates	1	169	2

Total more than twelve months	3	612	12

Total securities available for sale	6	$2,844	$90

September 30, 2020:
Securities available for sale:

Continuous loss position less than twelve months:
Privately-issued ABS	1	$446	$5
Municipal bonds	2	2,444	56

Total less than twelve months	3	2,890	61

Continuous loss position more than twelve months:
Privately-issued CMO	1	26	8
SBA certificates	1	188	3

Total more than twelve months	2	214	11

Total securities available for sale	5	$3,104	$72

At December 31, 2020 and September 30, 2020, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at December 31, 2020, which consisted of privately issued CMOs, privately issued ABS, municipal bonds and SBA certificates, had a fair value as a percentage of amortized cost of 96.93%. The

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

municipal securities are issued by municipal governments, and are generally secured by municipal project revenues or general obligations of the municipality.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At December 31, 2020, the Company held twelve privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $868,000 and fair value of $931,000 that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various rating agencies.

At December 31, 2020, one privately-issued CMO security and one privately-issued ABS were in a loss position, and had depreciated approximately 2.21% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $443,000 and a total unrealized loss of $10,000 at December 31, 2020. Based on the independent third party analysis of the expected cash flows, management determined that no other-than-temporary impairment was required to be recognized on the privately issued CMO and ABS portfolios at December 31, 2020. While the Company does not anticipate additional credit-related impairment losses at December 31, 2020, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related impairment charge in the future.

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

During the three-month periods ended December 31, 2020 and 2019, the Company did not realize any gross gains or losses on sales of available for sale securities.

Certain available for sale debt securities were pledged to secure FHLB borrowings at December 31, 2020 and September 30, 2020, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at December 31, 2020 and September 30, 2020 consisted of the following:

	December 31,	September 30,
	2020	2020

	(In thousands)
Real estate mortgage:
1-4 family residential	$193,239	$191,781
Commercial	139,218	141,522
Single tenant net lease	359,227	334,636
SBA	55,953	55,508
Multifamily residential	39,161	42,368
Residential construction	5,838	9,361
Commercial construction	8,148	6,941
Land and land development	11,541	9,403
Commercial business	61,679	60,513
SBA commercial business (1)	204,693	206,807
Consumer	55,141	50,576
Total loans	1,133,838	1,109,416

Deferred loan origination fees and costs, net (2)	(2,006)	(2,327)
Allowance for loan losses	(17,124)	(17,026)

Loans, net	$1,114,708	$1,090,063
(1)	Includes $178.5 million and $180.6 million of loans originated under the SBA’s Paycheck Protection Program ("PPP") at December 31, 2020 and September 30, 2020, respectively.
(2)	Includes $2.7 million and $3.2 million of net deferred loan fees related to PPP loans as of December 31, 2020 and September 30, 2020, respectively.

During the three-month period ended December 31, 2020, there were no significant changes in the Company’s lending activities or the methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

At December 31, 2020 and September 30, 2020, the Bank did not own any residential real estate properties where physical possession has been obtained. At December 31, 2020 and September 30, 2020, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $1.3 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of December 31, 2020:

	Principal	Accrued	Net Deferred	Recorded
	Loan	Interest	Loan Origination	Investment
	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)
Recorded Investment in Loans:
Residential real estate	$193,239	$633	$(228)	$193,644
Commercial real estate	139,218	858	(194)	139,882
Single tenant net lease	359,227	1,194	(198)	360,223
SBA commercial real estate	55,953	461	982	57,396
Multifamily	39,161	117	(35)	39,243
Residential construction	5,838	9	(26)	5,821
Commercial construction	8,148	28	(35)	8,141
Land and land development	11,541	27	(13)	11,555
Commercial business	61,679	193	34	61,906
SBA commercial business	204,693	1,475	(2,272)	203,896
Consumer	55,141	144	(21)	55,264
	$1,133,838	$5,139	$(2,006)	$1,136,971

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
	Impairment	Impairment	Loans

	(In thousands)
Recorded Investment in Loans as Evaluated for Impairment:
Residential real estate	$4,356	$189,288	$193,644
Commercial real estate	1,111	138,771	139,882
Single tenant net lease	—	360,223	360,223
SBA commercial real estate	5,423	51,973	57,396
Multifamily	678	38,565	39,243
Residential construction	—	5,821	5,821
Commercial construction	—	8,141	8,141
Land and land development	3	11,552	11,555
Commercial business	1,625	60,281	61,906
SBA commercial business	704	203,192	203,896
Consumer	457	54,807	55,264
	$14,357	$1,122,614	$1,136,971

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of September 30, 2020:

	Principal	Accrued	Net Deferred	Recorded
	Loan	Interest	Loan Origination	Investment
	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)
Recorded Investment in Loans:
Residential real estate	$191,781	$644	$(156)	$192,269
Commercial real estate	141,522	812	(197)	142,137
Single tenant net lease	334,636	1,198	(234)	335,600
SBA commercial real estate	55,508	387	1,082	56,977
Multifamily	42,368	139	(37)	42,470
Residential construction	9,361	25	(28)	9,358
Commercial construction	6,941	24	(26)	6,939
Land and land development	9,403	20	(11)	9,412
Commercial business	60,513	186	43	60,742
SBA commercial business	206,807	975	(2,740)	205,042
Consumer	50,576	175	(23)	50,728
	$1,109,416	$4,585	$(2,327)	$1,111,674

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
	Impairment	Impairment	Loans

	(In thousands)
Recorded Investment in Loans as Evaluated for Impairment:
Residential real estate	$5,359	$186,910	$192,269
Commercial real estate	1,134	141,003	142,137
Single tenant net lease	—	335,600	335,600
SBA commercial real estate	6,927	50,050	56,977
Multifamily	698	41,772	42,470
Residential construction	—	9,358	9,358
Commercial construction	—	6,939	6,939
Land and land development	2	9,410	9,412
Commercial business	1,670	59,072	60,742
SBA commercial business	695	204,347	205,042
Consumer	199	50,529	50,728
	$16,684	$1,094,990	$1,111,674

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2020 and September 30, 2020:

	Individually	Collectively
	Evaluated for	Evaluated for	Ending
	Impairment	Impairment	Balance

	(In thousands)
December 31, 2020:
Residential real estate	$—	$1,176	$1,176
Commercial real estate	—	3,007	3,007
Single tenant net lease	—	3,233	3,233
SBA commercial real estate	367	3,257	3,624
Multifamily	—	713	713
Residential construction	—	149	149
Commercial construction	—	212	212
Land and land development	—	300	300
Commercial business	—	1,487	1,487
SBA commercial business	4	1,532	1,536
Consumer	—	1,687	1,687

	$371	$16,753	$17,124

September 30, 2020:
Residential real estate	$30	$1,225	$1,255
Commercial real estate	—	3,058	3,058
Single tenant net lease	—	3,017	3,017
SBA commercial real estate	1,366	2,788	4,154
Multifamily	—	772	772
Residential construction	—	243	243
Commercial construction	—	181	181
Land and land development	—	243	243
Commercial business	—	1,449	1,449
SBA commercial business	47	1,492	1,539
Consumer	—	1,115	1,115

	$1,443	$15,583	$17,026

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2020 and 2019:

	Beginning				Ending
	Balance	Provisions	Charge-Offs	Recoveries	Balance

	(In thousands)
December 31, 2020:
Residential real estate	$1,255	$(79)	$(5)	$5	$1,176
Commercial real estate	3,058	(51)	—	—	3,007
Single tenant net lease	3,017	216	—	—	3,233
SBA commercial real estate	4,154	(15)	(522)	7	3,624
Multifamily	772	(59)	—	—	713
Residential construction	243	(94)	—	—	149
Commercial construction	181	31	—	—	212
Land and land development	243	56	—	1	300
Commercial business	1,449	28	—	10	1,487
SBA commercial business	1,539	(12)	—	9	1,536
Consumer	1,115	647	(75)	—	1,687

	$17,026	$668	$(602)	$32	$17,124

December 31, 2019:
Residential real estate	$317	$24	$(32)	$9	$318
Commercial real estate	2,540	55	—	—	2,595
Single tenant net lease	1,675	272	—	—	1,947
SBA commercial real estate	2,293	(49)	(8)	46	2,282
Multifamily	478	3	—	—	481
Residential construction	248	(20)	—	—	228
Commercial construction	67	(10)	—	—	57
Land and land development	209	(7)	—	—	202
Commercial business	889	73	—	5	967
SBA commercial business	750	36	—	—	786
Consumer	574	128	(64)	29	667

	$10,040	$505	$(104)	$89	$10,530

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of December 31, 2020 and for the three months ended December 31, 2020 and 2019. The Company did not recognize any interest income on impaired loans using the cash receipts method during the three-month periods ended December 31, 2020 and 2019.

				Three Months Ended
	At December 31, 2020			December 31,
				2020	2020	2019	2019
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$4,356	$4,891	$—	$5,294	$27	$4,884	$27
Commercial real estate	1,111	1,168	—	1,176	6	5,311	62
Single tenant net lease	—	—	—	—	—	—	—
SBA commercial real estate	4,045	4,742	—	2,960	—	494	—
Multifamily	678	694	—	697	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Land and land development	3	1	—	1	—	—	—
Commercial business	1,625	1,665	—	1,670	—	99	1
SBA commercial business	322	416	—	416	—	—	—
Consumer	125	139	—	101	1	82	2
	$12,265	$13,716	$—	$12,315	$34	$10,870	$92

Loans with an allowance recorded:
Residential real estate	$—	$—	$—	$65	$—	$59	$—
Commercial real estate	—	—	—	—	—	50	—
Single tenant net lease	—	—	—	—	—	—	—
SBA commercial real estate	1,378	1,549	367	3,788	—	2,355	—
Multifamily	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
SBA commercial business	382	399	4	433	—	—	—
Consumer	332	332	—	235	—	181	—
	$2,092	$2,280	$371	$4,521	$—	$2,645	$—

Total:
Residential real estate	$4,356	$4,891	$—	$5,359	$27	$4,943	$27
Commercial real estate	1,111	1,168	—	1,176	6	5,361	62
Single tenant net lease	—	—	—	—	—	—	—
SBA commercial real estate	5,423	6,291	367	6,748	—	2,849	—
Multifamily	678	694	—	697	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Land and land development	3	1	—	1	—	—	—
Commercial business	1,625	1,665	—	1,670	—	99	1
SBA commercial business	704	815	4	849	—	—	—
Consumer	457	471	—	336	1	263	2
	$14,357	$15,996	$371	$16,836	$34	$13,515	$92

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2020.

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$5,185	$5,697	$—
Commercial real estate	1,134	1,185	—
Single tenant net lease	—	—	—
SBA commercial real estate	1,245	1,178	—
Multifamily	698	700	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	2	1	—
Commercial business	1,670	1,675	—
SBA commercial business	322	416	—
Consumer	61	63	—
	$10,317	$10,915	$—

Loans with an allowance recorded:
Residential real estate	$174	$175	$30
Commercial real estate	—	—	—
Single tenant net lease	—	—	—
SBA commercial real estate	5,682	6,086	1,366
Multifamily	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	—	—	—
SBA commercial business	373	399	47
Consumer	138	138	—
	$6,367	$6,798	$1,443

Total:
Residential real estate	$5,359	$5,872	$30
Commercial real estate	1,134	1,185	—
Single tenant net lease	—	—	—
SBA commercial real estate	6,927	7,264	1,366
Multifamily	698	700	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	2	1	—
Commercial business	1,670	1,675	—
SBA commercial business	695	815	47
Consumer	199	201	—
	$16,684	$17,713	$1,443

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2020 and September 30, 2020:

	At December 31, 2020			At September 30, 2020
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)

Residential real estate	$2,907	$—	$2,907	$2,797	$—	$2,797
Commercial real estate	665	—	665	685	—	685
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	5,423	—	5,423	6,927	—	6,927
Multifamily	678	—	678	698	—	698
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	3	—	3	2	—	2
Commercial business	1,624	—	1,624	1,668	—	1,668
SBA commercial business	704	—	704	695	—	695
Consumer	403	—	403	143	—	143

Total	$12,407	$—	$12,407	$13,615	$—	$13,615

The following table presents the aging of the recorded investment in past due loans at December 31, 2020:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$1,376	$236	$1,687	$3,299	$190,345	$193,644
Commercial real estate	13	—	665	678	139,204	139,882
Single tenant net lease	—	—	—	—	360,223	360,223
SBA commercial real estate	375	461	4,418	5,254	52,142	57,396
Multifamily	—	—	—	—	39,243	39,243
Residential construction	—	—	—	—	5,821	5,821
Commercial construction	—	—	—	—	8,141	8,141
Land and land development	—	—	3	3	11,552	11,555
Commercial business	22	6	—	28	61,878	61,906
SBA commercial business	—	—	704	704	203,192	203,896
Consumer	223	22	71	316	54,948	55,264

Total	$2,009	$725	$7,548	$10,282	$1,126,689	$1,136,971

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at September 30, 2020:

	30-59	60-89	90+
	Days	Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
Residential real estate	$1,693	$480	$1,631	$3,804	$188,465	$192,269
Commercial real estate	109	—	685	794	141,343	142,137
Single tenant net lease	—	—	-	-	335,600	335,600
SBA commercial real estate	—	—	1,874	1,874	55,103	56,977
Multifamily	—	—	-	-	42,470	42,470
Residential construction	—	—	-	-	9,358	9,358
Commercial construction	—	—	-	-	6,939	6,939
Land and land development	—	—	2	2	9,410	9,412
Commercial business	63	—	-	63	60,679	60,742
SBA commercial business	373	—	322	695	204,347	205,042
Consumer	233	59	4	296	50,432	50,728

Total	$2,471	$539	$4,518	$7,528	$1,104,146	$1,111,674

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of December 31, 2020:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
December 31, 2020:
Residential real estate	$190,311	$—	$3,146	$187	$—	$193,644
Commercial real estate	131,728	4,110	4,044	—	—	139,882
Single tenant net lease	360,223	—	—	—	—	360,223
SBA commercial real estate	39,989	5,448	8,540	3,403	16	57,396
Multifamily	38,565	—	678	—	—	39,243
Residential construction	5,821	—	—	—	—	5,821
Commercial construction	8,141	—	—	—	—	8,141
Land and land development	11,552	—	3	—	—	11,555
Commercial business	59,932	150	1,824	—	—	61,906
SBA commercial business	199,488	255	4,153	—	—	203,896
Consumer	55,193	—	71	—	—	55,264
Total	$1,100,943	$9,963	$22,459	$3,590	$16	$1,136,971

The following table presents the recorded investment in loans by risk category as of September 30, 2020:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
September 30, 2020:
Residential real estate	$188,707	$—	$3,435	$127	$—	$192,269
Commercial real estate	133,685	4,112	4,340	—	—	142,137
Single tenant net lease	335,600	—	—	—	—	335,600
SBA commercial real estate	38,124	6,518	12,335	—	—	56,977
Multifamily	41,772	—	698	—	—	42,470
Residential construction	9,358	—	—	—	—	9,358
Commercial construction	6,939	—	—	—	—	6,939
Land and land development	9,410	—	2	—	—	9,412
Commercial business	58,707	235	1,800	—	—	60,742
SBA commercial business	200,578	294	4,170	—	—	205,042
Consumer	50,701	—	27	—	—	50,728

Total	$1,073,581	$11,159	$26,807	$127	$—	$1,111,674

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

The following table summarizes the Company’s recorded investment in TDRs at December 31, 2020 and September 30, 2020. There was no specific reserve included in the allowance for loan losses related to TDRs at December 31, 2020. There was $538,000 of specific reserve included in the allowance for loan losses related to TDRs at September 30, 2020.

	Accruing	Nonaccrual	Total

	(In thousands)
December 31, 2020:
Residential real estate	$1,449	$114	$1,563
Commercial real estate	446	504	950
SBA commercial real estate	—	3,295	3,295
Multifamily	—	678	678
Commercial business	1	1,624	1,625
Consumer	54	—	54

Total	$1,950	$6,215	$8,165

September 30, 2020:
Residential real estate	$2,562	$116	$2,678
Commercial real estate	449	512	961
SBA commercial real estate	—	3,800	3,800
Multifamily	—	698	698
Commercial business	2	1,668	1,670
Consumer	56	—	56

Total	$3,069	$6,794	$9,863

There were no TDRs that were restructured during the three-month periods ended December 31, 2020 and 2019.

At December 30, 2020 and September 30, 2020, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

There were principal charge-offs totaling $398,000 recorded as a result of TDRs during the three-month period ended December 31, 2020. There were no principal charge-offs recorded as a result of TDRs during the three-month period ended December 31, 2019. There were no provisions for loan losses related to TDRs for the three-month periods ended December 31, 2020 or 2019. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three-month periods ended December 31, 2020 and 2019, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

On March 22, 2020, the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus". This guidance encourages financial institutions

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance indicates that, in consultation with the Financial Accounting Standards Board ("FASB"), the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The Coronavirus Aid, Relief and Economic Security ("CARES") Act was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022 or 60 days after the national emergency concerning COVID-19 terminates As of December 31, 2020, the Company had approved payment extensions or loan forbearance agreements using this guidance on approximately $95.4 million of balances in the loan portfolio, of which $76.9 million related to commercial real estate and commercial business loans, $6.9 million related to residential real estate and consumer loans, and $11.6 million related to SBA lending relationships. These payment extensions or loan forbearance agreements are generally for periods of three months or less, but may be extended if the borrower continues to be impacted by the COVID-19 pandemic.  At December 31, 2020, loans totaling $27.3 million remained under the Company’s payment extension program or a loan forbearance agreement, of which $14.6 million related to commercial real estate and commercial business loans, $1.1 million related to residential real estate and consumer loans, and $11.6 million related to SBA loan relationships.

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

The unpaid principal balance of SBA loans serviced for others was $208.9 million, $209.1 million and $169.1 million at December 31, 2020, September 30, 2020 and December 31, 2019, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $25,000 and $16,000 for the three-month periods ended December 31, 2020 and 2019, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $468,000 and $412,000 for the three-month periods ended December 31, 2020 and 2019, respectively.  Net servicing income and costs are included in other noninterest income in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of SBA loan servicing rights for the three-month periods ended December 31, 2020 and 2019 is as follows:

	2020	2019

	(In thousands)
Balance, beginning of period	$3,748	$3,030
Servicing rights capitalized	327	221
Amortization	(202)	(216)
Direct write-offs	(183)	—
Change in valuation allowance	32	(30)
Balance, end of period	$3,722	$3,005

There was no valuation allowance related to SBA loan servicing rights at December 31, 2020. The valuation allowance related to SBA loan servicing rights at September 30, 2020 was $32,000.

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

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis.  Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.  Key assumptions used to estimate the fair value of the MSRs at December 31, 2020 and September 30, 2020 were as follows:

	Range of Assumption	Range of Assumption
	(Weighted Average)	(Weighted Average)
Assumption	December 31, 2020	September 30, 2020
Discount rate	9.00%	9.25%
Prepayment rate	2.44% to 84.21% (14.22%)	2.99% to 86.98% (18.08%)

The unpaid principal balance of residential mortgage loans serviced for others was $3.25 billion and $2.26 billion at December 31, 2020 and September 30, 2020, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $20.4 million and $19.3 million at December 31, 2020 and September 30, 2020, respectively. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $929,000 and $19,000 for the three-month periods ended December 31, 2020 and September 30, 2020, respectively, and are included in other noninterest income in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Changes in the carrying value of MSRs accounted for at fair value for the three-month periods December 31, 2020 and 2019 were as follows:

	2020	2019

	(In thousands)
Fair value as of beginning of period	$21,703	$934
Servicing rights capitalized	12,872	2,277
Changes in fair value related to:
Loan repayments	(1,816)	(39)
Changes in valuation model inputs or assumptions	(1,249)	82
Fair value as of end of period	$31,510	$3,254

4.	Deposits

Deposits at December 31, 2020 and September 30, 2020 consisted of the following:

	December 31,	September 30,
	2020	2020

	(In thousands)

Noninterest-bearing demand deposits	$272,241	$242,673
NOW accounts	242,749	218,581
Money market accounts	154,299	143,867
Savings accounts	148,467	142,609
Retail time deposits	156,074	168,276
Brokered and reciprocal time deposits	147,490	132,070

Total	$1,121,320	$1,048,076

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Supplemental Disclosure for Net Income Per Share

Net income per share information is presented below for the three-month periods ended December 31, 2020 and 2019.

(In thousands, except share and per share data)	Three Months Ended
	December 31,
	2020	2019

Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$9,923	$3,439

Shares:
Weighted average common shares outstanding, basic	2,367,061	2,340,619

Net income per common share, basic	$4.19	$1.47

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$9,923	$3,439

Shares:
Weighted average common shares outstanding, basic	2,367,061	2,340,619
Add: Dilutive effect of outstanding options	14,147	37,008
Add: Dilutive effect of restricted stock	3,494	5,127
Weighted average common shares outstanding, as adjusted	2,384,702	2,382,754

Net income per common share, diluted	$4.16	$1.44

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

Stock options for 26,713 and 16,758 shares of common stock were excluded from the calculation of diluted net income per common share for the three-month periods ended December 31, 2020 and 2019, respectively, because their effect was antidilutive. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three-month periods ended December 31,2020 and 2019.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2020	2019

	(In thousands)
Cash payments for:
Interest	$2,180	$3,044
Income taxes (net of refunds received)	—	—

Noncash investing and financing activities:
Transfers from loans to other real estate owned	370	—
Noncash exercise of stock options	48	—
Promissory note issued in acqusition of minority interests in Q2	1,296	—

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2020 and September 30, 2020.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
December 31, 2020:
Assets Measured – Recurring Basis:
Securities available for sale:
U.S. agency bonds and notes	$—	$500	$—	$500
Agency mortgage-backed	—	7,305	—	7,305
Agency CMO	—	9,604	—	9,604
Privately-issued CMO	—	883	—	883
Privately-issued ABS	—	908	—	908
SBA certificates	—	670	—	670
Municipal	—	183,723	—	183,723
Total securities available for sale	$—	$203,593	$—	$203,593

Residential mortgage loans held for sale – fair value option elected	$—	$267,577	$—	$267,577
Derivative assets (included in other assets)	$—	$—	$11,415	$11,415
Equity securities (included in other assets)	$77	$—	$—	$77
Residential mortgage servicing rights (included in other assets)	$—	$—	$31,510	$31,510

Liabilities Measured – Recurring Basis:
Derivative liabilities (included in other liabilities)	$—	$4,811	$—	$4,811

Assets Measured – Nonrecurring Basis:
Impaired loans:
Residential real estate	$—	$—	$4,356	$4,356
Commercial real estate	—	—	1,111	1,111
SBA commercial real estate	—	—	5,056	5,056
Multifamily	—	—	678	678
Land and land development	—	—	3	3
Commercial business	—	—	1,625	1,625
SBA commercial business	—	—	700	700
Consumer	—	—	457	457
Total impaired loans	$—	$—	$13,986	$13,986
Residential mortgage loans held for sale – fair value option not elected	$—	$62,601	$—	$62,601
SBA loans held for sale	$—	$27,064	$—	$27,064
SBA loan servicing rights	$—	$—	$3,722	$3,722
Other real estate owned, held for sale:
SBA commercial real estate	$—	$—	$315	$315
Former bank premises	—	—	1,728	1,728
Total other real estate owned	$—	$—	$2,043	$2,043

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three-month period ended December 31, 2020.

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

SBA Loans Held for Sale. SBA loans held for sale are carried at the lower of cost or market value. At December 31, 2020 and September 30, 2020, the fair value of SBA loans held for sale was obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and was classified as Level 2 in the fair value hierarchy.

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

The table below presents a reconciliation of derivative assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,
(In thousands)	2020	2019

Beginning balance	$14,937	$3,269
Unrealized gains recognized in earnings, net of settlements	(3,522)	(348)

Ending balance	$11,415	$2,921

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income.  Gains recognized in earnings for the three-month periods ended December 31, 2020 and 2019 attributable to Level 3 derivative assets held at the balance sheet date were $11.4 million and $2.9 million, respectively.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of December 31, 2020 and September 30, 2020.

		Range of Inputs	Range of Inputs
		(Weighted Average)	(Weighted Average)
	Significant	December 31,	September 30,
Financial Instrument	Unobservable Inputs	2020	2020
Interest rate lock commitments	Pull-through rate	9% - 100% (79%)	0% - 100% (80%)
	Direct costs to close	0.32% - 1.05% (0.54%)	0.31% - 1.01% (0.52%)

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

Impaired loans are measured at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At December 31, 2020 and September 30, 2020, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At December 31, 2020 and September 30, 2020, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts from appraised value ranging from 0.0% to 100.0% and 0.0% to 75.0%, respectively, and estimated costs to sell the collateral ranging from 0.0% to 6.0% and 0.0% to 12.0%, respectively. The Company recognized no provision for loan losses on impaired loans for the three-month period ended December 31, 2020. During the three-month periods ended December 31, 2019, the Company recognized provisions for loan losses on impaired loans of $143,000.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

SBA Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At December 31, 2020, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 3.61% to 19.86% with a weighted average of 8.14% and prepayment speed assumptions ranging from 8.69% to 26.68% with a weighted average rate of 17.15%.  At September 30, 2020, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 3.58% to 19.68% with a weighted average of 8.36% and prepayment speed assumptions ranging from 8.69% to 26.68% with a weighted average rate of 17.46%.  Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount.  The Company reversed impairment charges of $32,000 on SBA loan servicing rights for the three-month period ended December 31, 2020, and recognized impairment charges of $30,000 on SBA loan servicing rights for the three-month period ended December 31, 2019.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At December 31, 2020, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 10.9% to 30.9% with a weighted average of 28.4%.   At September 30, 2020, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) of 30.9%.  The Company did not recognize any charges to write down other real estate owned to fair value for the three-month periods ended December 31, 2020 and 2019.

There were no transfers into or out of the Company’s Levels 3 financial assets of the fair value hierarchy for the three-month period ended December 31, 2020.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale effective July 1, 2018, excluding participation interests acquired from correspondent lenders.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of December 31, 2020 and September 30, 2020.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of December 31, 2020 and September 30, 2020.

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	December 31,	December 31,
(In thousands)	2020	2020	Difference

Residential mortgage loans held for sale	$267,577	$255,183	$12,394

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	September 30,	September 30,
(In thousands)	2020	2020	Difference

Residential mortgage loans held for sale	$208,493	$198,138	$10,355

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three-month periods ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,
(In thousands)	2020	2019

Gains – included in mortgage banking income	$8,608	$2,376
Interest income	1,833	785

	$10,441	$3,161

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

		Fair Value Measurements
	Carrying	Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
December 31, 2020:
Financial assets:
Cash and due from banks	$16,042	$16,042	$—	$—
Interest-bearing deposits with banks	19,350	19,350	—	—
Interest-bearing time deposits	2,723	—	2,723	—
Securities available for sale	203,593	—	203,593	—
Securities held to maturity	2,068	—	2,336	—
Residential mortgage loans held for sale	330,178	—	330,178	—
SBA loans held for sale	27,064	—	—	30,048
Loans, net	1,114,708	—	—	1,169,822
FRB and FHLB stock	19,310	N/A	N/A	N/A
Accrued interest receivable	7,423	—	7,423	—
SBA loan servicing rights	3,722	—	—	4,122
Residential mortgage loan servicing rights	31,510	—	—	31,510
Derivative assets (included in other assets)	11,415	—	—	11,415
Equity securities (included in other assets)	77	77	—	—
Financial liabilities:
Deposits	1,121,320	—	—	1,122,806
Borrowings from FHLB	340,092	—	341,792	—
Federal Reserve PPPLF borrowings	172,772	—	172,745	—
Subordinated note	19,814	—	23,669	—
Accrued interest payable	795	—	795	—
Advance payments by borrowers for taxes and insurance	1,600	—	1,600	—
Derivative liabilities (included in other liabilities)	4,811	—	4,811	—

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

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three-month periods ended December 31, 2020 and 2019. The ESOP trust held 119,148 and 119,654 shares of Company common stock at December 31, 2020 and September 30, 2020, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.	Stock Based Compensation Plans

The Company maintains two equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, and the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At December 31, 2020, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan. At December 31, 2020, 500 shares of the Company’s common stock were available for issuance under the 2016 Plan, of which 200 shares were available for restricted stock and 300 shares were available for stock options. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

The fair value of options granted during the three-month period ended December 31, 2020 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5	years
Weighted average fair value at grant date	$6.13

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of stock option activity as of December 31, 2020, and changes during the three-month period then ended is presented below.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Dollars in thousands, except per share data)

Outstanding at beginning of period	68,403	$48.11
Granted	7,555	63.30
Exercised	(1,200)	40.09
Forfeited or expired	(600)	40.09
Outstanding at end of period	74,158	$49.85	7.0	$1,146
Vested and expected to vest	74,158	$49.85	7.0	$1,146
Exercisable at end of period	42,208	$44.03	6.2	$896

The intrinsic value of stock options exercised during the three-month periods ended December 31, 2020 and 2019 were $29,000 and $338,000, respectively. The Company recognized compensation expense related to stock options of $23,000 and $20,000 for the three-month periods ended December 31, 2020 and 2019, respectively. At December 31, 2020, there was $181,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 3.07 years. There was no cash received from the exercise of stock options during the three-month period ended December 31, 2020. The tax benefit from the exercise of stock options for the three-month period ended December 31, 2020 was $5,000. Cash received from the exercise of stock options and the tax benefit from the exercise of stock options were $100,000 and $44,000, respectively, for the three-month period ended December 31, 2019.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three-month periods ended December 31, 2020 and 2019 was $48,000 and $47,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of December 31, 2020 and changes during the three-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2020	10,808	$48.04
Granted	—	$—
Vested	(4,375)	$44.77
Forfeited	(200)	$40.09
Nonvested at December 31, 2020	6,233	$50.59

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

There were 4,375 restricted shares vested during the three-month period ended December 31, 2020 with a total fair value of $277,000. There were 4,086 restricted shares that vested during the three-month period ended December 31, 2019 with a total fair value of $271,000. At December 31, 2020, there was $292,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 2.30 years.

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

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement.  Certain of the Company’s derivative instruments are subject to master netting agreements.  However, the Company has not elected to offset such financial instruments in the consolidated balance sheets.  The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers.  At December 31, 2020 and September 30, 2020, the Company had cash collateral posted with certain derivative counterparties of $1.6 million and $3.0 million, respectively, against its derivative obligations.  Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

The tables below provide information on the Company’s derivative financial instruments as of December 31, 2020 and September 30, 2020.

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	December 31,	December 31,	December 31,
(In thousands)	2020	2020	2020

Interest rate lock commitments	$698,145	$11,415	$—
Forward mortgage loan sale contracts	606,500	—	4,811

	$1,304,645	$11,415	$4,811

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	September 30,	September 30,	September 30,
(In thousands)	2020	2020	2020

Interest rate lock commitments	$793,671	$14,937	$—
Forward mortgage loan sale contracts	605,750	226	1,827

	$1,399,421	$15,163	$1,827

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three-month periods ended December 31, 2020 and 2019 is as follows:

	Three Months Ended
	December 31,
(In thousands)	2020	2019

Interest rate lock commitments	$(3,522)	$(348)
Forward mortgage loan sale contracts	(7,363)	(437)

	$(10,885)	$(785)

11.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer was 2.50% for 2020. The Bank met all capital adequacy requirements to which it was subject as of December 31, 2020 and September 30, 2020.

As of December 31, 2020, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2020:

Total capital (to risk-weighted assets):
Consolidated	$178,160	13.17%	$108,254	8.00%	N/A	N/A
Bank	170,362	12.61	108,049	8.00	$135,062	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$141,457	10.45%	$81,191	6.00%	N/A	N/A
Bank	153,473	11.36	81,037	6.00	$108,049	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$141,457	10.45%	$60,893	4.50%	N/A	N/A
Bank	153,473	11.36 	60,778	4.50	$87,790	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$141,457	8.92%	$63,407	4.00%	N/A	N/A
Bank	153,473	9.78	62,738	4.00	$78,423	5.00%

As of September 30, 2020:

Total capital (to risk-weighted assets):
Consolidated	$168,617	13.37%	$100,929	8.00%	N/A	N/A
Bank	160,452	12.75	100,672	8.00	$125,840	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$133,520	10.58%	$75,697	6.00%	N/A	N/A
Bank	145,152	11.53	75,504	6.00	$100,672	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$133,520	10.58%	$56,773	4.50%	N/A	N/A
Bank	145,152	11.53	56,428	4.50	$81,796	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$133,520	8.53%	$62,617	4.00%	N/A	N/A
Bank	145,152	9.37	61,966	4.00	$77,458	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	Recent Accounting Pronouncements

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and adds certain disclosure requirements for fair value measurements. Among other changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in the update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The adoption of this update effective October 1, 2020 did not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.

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

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Three Months Ended December 31, 2020:
Net interest income (loss)	$11,165	$2,147	$731	$(304)	$13,739
Provision (credit) for loan losses	702	(34)	—	—	668
Net interest income (loss) after provision	10,463	2,181	731	(304)	13,071
Net gains on sales of loans, SBA	—	1,267	—	—	1,267
Mortgage banking income (loss)	(2)	—	42,302	—	42,300
Noninterest income	1,552	1,385	43,246	—	46,183
Noninterest expense (income)	8,286	2,746	33,544	(174)	44,402
Income (loss) before taxes	3,729	820	10,433	(130)	14,852
Income tax expense (benefit)	689	105	3,852	(119)	4,527
Segment profit (loss)	3,040	715	6,581	(11)	10,325
Non cash items:
Depreciation and amortization	461	11	59	17	548
Segment assets at December 31, 2020	1,485,523	288,824	376,278	(277,714)	1,872,911

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Three Months Ended December 31, 2019:
Net interest income (loss)	$9,309	$1,217	$557	$(297)	$10,786
Provision (credit) for loan losses	520	(15)	—	—	505
Net interest income (loss) after provision	8,789	1,232	557	(297)	10,281
Net gains on sales of loans, SBA	—	761	—	—	761
Mortgage banking income	1	—	15,922	—	15,923
Noninterest income	1,391	929	15,912	—	18,232
Noninterest expense (income)	7,193	1,825	15,338	(84)	24,272
Income (loss) before taxes	2,987	336	1,131	(213)	4,241
Income tax expense (benefit)	516	43	265	(186)	638
Segment profit (loss)	2,471	293	866	(27)	3,603
Non cash items:
Depreciation and amortization	359	13	37	—	409
Segment assets at December 31, 2019	1,174,608	88,989	107,637	(78,661)	1,292,573

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the three-month periods ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,
	2020	2019

	(In thousands)
Service charges on deposit accounts	$396	$509
ATM and interchange fees	632	503
Investment advisory income	134	27
Other	23	26
Revenue from contracts with customers	1,185	1,065

Gain on sale of SBA loans	1,267	761
Mortgage banking income	42,300	15,923
Increase in cash value of life insurance	186	162
Real estate lease income	147	151
Other	1,098	170
Other noninterest income	44,998	17,167

Total noninterest income	$46,183	$18,232

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

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheet and was $8.3 million and $7.9 million at December 31, 2020 and September 30,2020,respectively.  Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received.  The Company recorded a lease liability in other liabilities on the consolidated balance sheet, which had a balance of $8.4 million and $8.0 million at December 31, 2020 and September 30, 2020, respectively.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.  Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more.  The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property.  If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.  The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants. At December 31, 2020, the Company had not entered into any leases that had yet to commence.

Lease expense for the three–month periods ended December 31, 2020 and 2019 was $551,000 and $410,000, respectively. The components of lease expense for the three-month periods ended December 31, 2020 and 2019 were as follows:

	2020	2019

Operating lease cost	$374	$290
Short-term lease cost	177	120
	$551	$410

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Future minimum commitments due under these lease agreements as of December 31, 2020 are as follows, including renewal options that are reasonably certain to be exercised:

2021 (remaining nine months)	$1,153
2022	1,411
2023	988
2024	812
2025	569
Thereafter	5,528
Total lease payments	10,461
Less imputed interest	(2,033)
Total	$8,428

The lease term and discount rate at December 31, 2020 and September 30, 2020 were as follows:

	December 31,	September 30,
	2020	2020
Weighted-average remaining lease term (years)	17.7	22.6
Weighted-average discount rate	2.25%	2.75%

Supplemental cash flow information for the three–month periods ended December 31, 2020 and 2019 related to operating leases was as follows:

	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$390	$234

ROU assets obtained in exchange for lease obligations:
Operating leases	$1,843	$6,239

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, the scope, duration and severity of the COVID-19 pandemic and its effects on our business and operations, our customers, including their ability to make timely payments on loans, our service providers, and on the economy and financial markets, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2020 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three-month period ended December 31, 2020, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

●	Our corporate and operations offices have predominantly returned to pre-pandemic schedules and processes, but we have enhanced daily cleaning and instructed employees to maintain appropriate social distancing. Our employees maintain the ability to work remotely, both safely and efficiently using technology, in the event that such is required or necessary. Most of our normally scheduled meetings, including Board of Director meetings and various committee meetings, are now held virtually instead of in-person.
●	We continue to assist customers experiencing COVID-19 related hardships by approving payment extensions or loan forbearance agreements, and waiving or refunding certain fees. During the initial onset of the COVID-19 pandemic, we proactively contacted all commercial borrowers and offered uniform payment extensions or loan forbearance agreements, while requests from consumer borrowers were reviewed and approved on a case-by-case basis. Payment extensions or loan forbearance agreements were generally for periods of three months and included deferment of both principal and interest. Following the expiration of the initial payment extensions or loan forbearance agreements, we entertain requests for extended periods on a case-by-case basis, which will generally include deferment of only the principal portion of payments for a period of up to three months. The table below summarizes payment extensions or loan forbearance agreements that were in effect at January 22, 2021.

			SBA-
		Outstanding	Guaranteed
	Number of	Principal	Principal
	Loans	Balance (1)	Balance
(Dollars in thousands)
Residential real estate	4	$315	$—
Commercial real estate	4	10,788	—
SBA commercial real estate	10	7,444	3,063
Multifamily	1	3,590	—
SBA commercial business	15	4,134	—
Consumer	1	30	—

Total	35	$26,301	$3,063

(1)	The outstanding principal balance includes amounts guaranteed by the SBA.

●	Under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020, the SBA will make six months of principal and interest payments for loans of existing SBA clients that were in “regular servicing status” (not delinquent) at March 27, 2020 and for loans of new SBA clients originated between March 27, 2020 and September 27, 2020. The CARES Act provided financial support for many of the Company’s SBA borrowers, which resulted in relatively few of such requiring payment extensions or loan forbearance agreements. Following the expiration of the SBA-provided loan payments under the CARES Act, the 25 SBA loan borrowers included in the preceding table, which operate in COVID-sensitive industries, were granted payment extensions or loan forbearance agreements. The Coronavirus Response and Relief Supplemental Appropriations Act (“CRRSAA”), which was signed into law on December 27, 2020, will provide additional SBA-provided loan payments to eligible SBA borrowers beginning in February 2021, including the aforementioned 25 SBA borrowers following the expiration of their payment extensions or loan forbearance agreements.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

●	The Company actively participated in the SBA’s Paycheck Protection Program (“PPP”), which was originally authorized by the CARES Act. At December 31, 2020, the outstanding principal balance of PPP loans was $178.5 million and net deferred loan fees related to PPP loans was approximately $2.7 million, which will be recognized over the life of the loans and as borrowers are granted forgiveness. The Company is also participating in the second round of the PPP, which was authorized by the CRRSAA and is in its early stages.
●	As a result of the COVID-19 pandemic, the leisure and hospitality industries carry a higher degree of credit risk. At December 31, 2020, the outstanding principal balance of loans secured by restaurant related collateral was $168.2 million, of which $74.9 million is fully guaranteed by the SBA, including $74.5 million of PPP loans, and $83.8 million is secured by commercial real estate where the collateral property is leased to national-brand, investment-grade tenants. At December 30, 2020, the outstanding principal balance of loans secured by hotel real estate was $17.4 million, of which $3.7 million is fully guaranteed by the SBA, including $606,000 of PPP loans. Based on our evaluation of the allowance for loan losses at December 31, 2020, management believes the allowance for loan losses is adequate to cover estimated losses at that date. However, as the pandemic continues, losses could be recognized beyond estimates at December 31, 2020.

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

Comparison of Financial Condition at December 31, 2020 and September 30, 2020

Cash and Cash Equivalents. Cash and cash equivalents increased $1.7 million from $33.7 million at September 30, 2020 to $35.4 million at December 31, 2020.

Loans. Net loans receivable increased $24.6 million, from $1.09 billion at September 30, 2020 to $1.11 billion at December 31, 2020, primarily due to continued growth in the single tenant net lease commercial real estate loan portfolio, which increased $24.6 million during the period.

Loans Held for Sale. Loans held for sale increased $71.7 million, from $285.5 million at September 30, 2020 to $357.2 million at December 31, 2020, due to an increase in residential mortgage loans held for sale of $66.8 million and an increase in SBA loans held for sale of $4.9 million.  The increase in residential mortgage loans held for sale is due to additional staff hired in 2019 and 2020 for the purpose of expanding the Company’s mortgage banking activities and the decline in market interest rates which have significantly increased refinance activity.  As a result of this expansion, the Company originated $1.43 billion of residential loans held for sale in the secondary market for the three-month period ended December 31, 2020 compared to $542.6 million in originations for the three-month period ended December 31, 2019.

Securities Available for Sale. Securities available for sale increased $1.6 million, from $202.0 million at September 30, 2020 to $203.6 million at December 31, 2020, due primarily to purchases of $5.3 million and an increase in unrealized gains on securities available for sale of $861,000, partially offset by calls and maturities of $3.4 million and principal repayments of $979,000.

Securities Held to Maturity. Investment securities held to maturity decreased $34,000 from September 30, 2020 to December 31, 2020 due to partial calls and principal repayments.  There were no purchases of securities held to maturity during the three-month period ended December 31, 2020.

Deposits. Total deposits increased $73.2 million, from $1.05 billion at September 30, 2020 to $1.12 billion at December 31, 2020, due to increases in interest bearing deposit accounts and non-interest bearing deposit accounts of $43.6 million and $29.6 million,

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

respectively.  The increase in interest bearing deposit accounts is primarily due to increases in NOW accounts and brokered and reciprocal time deposits of $24.2 million and $15.4 million, respectively.

FHLB Borrowings. Borrowings from the FHLB increased $29.2 million, from $310.9 million at September 30, 2020 to $340.1 million at December 30, 2020. The increase in borrowings was primarily used to fund loan growth and the expansion of the Company’s mortgage lending activities.

Federal Reserve PPPLF Borrowings. The Company utilizes the Federal Reserve PPP Liquidity Facility (“PPPLF”) to fund certain PPP loans, which are pledged as collateral to secure the borrowings. PPPLF borrowings decreased $2.1 million, from $174.8 million at September 30, 2020 to $172.8 million at December 31, 2020, due to repayments.

Equity. Stockholders’ equity attributable to the Company was $165.7 million at December 31, 2020, an increase of $8.5 million from September 30, 2020 due primarily to a $9.5 million increase in retained earnings and a $680,000 increase in accumulated other comprehensive income due to an increase in the market value of available for sale securities.

Results of Operations for the Three Months Ended December 31, 2020 and 2019

Overview. The Company reported net income of $9.9 million, or $4.16 per diluted share, for the three-month period ended December 31, 2020 compared to net income of $3.4 million, or $1.44 per diluted share, for the three-month period ended December 31, 2019.

Net Interest Income. Net interest income increased $3.0 million, or 27.3%, for the three-month period ended December 31, 2020 as compared to the same period in 2019.  Average interest-earning assets increased $460.0 million and average interest-bearing liabilities increased $375.7 million when comparing the two periods.  The tax-equivalent net interest margin was 3.46% for 2020 compared to 3.80% for 2019.

Total interest income increased $2.4 million, or 17.3%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $460.0 million, from $1.17 billion for 2019 to $1.63 billion for 2020, partially offset by a decrease in the average tax equivalent yield on interest-earning assets from 4.79% for 2019 to 4.03% for 2020.  The majority of the increase in average interest-earning assets was attributable to loans.  The average balance of loans increased $449.4 million, or 48.1%, compared to 2019, including an increase of $179.3 million related to PPP loans.

Total interest expense decreased $588,000, or 20.3%, due to a decrease in the average cost of interest-bearing liabilities from 1.23% for 2019 to 0.70% for 2020, partially offset by an increase in the average balance of interest-bearing liabilities of $375.7 million, from $935.1 million for 2019 to $1.31 billion for 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended December 31, 2020 and 2019. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Three Months Ended December 31,
	2020			2019
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$34,412	$18	0.21%	$46,296	$205	1.77%
Loans, excluding PPP loans	1,205,278	13,171	4.37	935,211	11,724	5.01
PPP loans	179,316	1,085	2.42	—	—	0.00
Investment securities - taxable	42,462	471	4.44	50,132	585	4.67
Investment securities - nontaxable	146,374	1,508	4.12	120,018	1,278	4.26
FRB and FHLB stock	17,992	108	2.40	14,149	154	4.35
Total interest-earning assets	1,625,834	16,361	4.03	1,165,806	13,946	4.79

Noninterest-earning assets	151,061			99,153
Total assets	$1,776,895			$1,264,959

Liabilities and equity:
NOW accounts	$246,606	$198	0.32%	$185,295	$138	0.30%
Money market deposit accounts	147,677	173	0.47	116,426	305	1.05
Savings accounts	145,296	22	0.06	119,631	24	0.08
Time deposits	271,437	543	0.80	286,166	1,282	1.79
Total interest-bearing deposits	811,016	936	0.46	707,518	1,749	0.99

FHLB borrowings	306,299	861	1.12	207,851	808	1.55
Federal Reserve PPPLF borrowings	173,701	153	0.35	—	—	0.00
Subordinated debt	19,803	337	6.81	19,735	318	6.45
Total interest-bearing liabilities	1,310,819	2,287	0.70	935,104	2,875	1.23

Noninterest-bearing deposits	251,925			180,955
Other noninterest-bearing liabilities	51,763			26,400
Total liabilities	1,614,507			1,142,459

Total stockholders’ equity	161,903			122,393
Noncontrolling interest in subsidiary	485			107
Total equity	162,388			122,500

Total liabilities and equity	$1,776,895			$1,264,959
Net interest income (taxable equivalent basis)		14,074			11,071
Less: taxable equivalent adjustment		(335)			(285)
Net interest income		$13,739			$10,786
Interest rate spread (taxable equivalent basis)			3.33%			3.56%
Net interest margin (taxable equivalent basis)			3.46%			3.80%
Average interest-earning assets to average interest-bearing liabilities			124.03%			124.67%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended December 31, 2020 and 2019. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended December 31, 2020
	Compared to
	Three Months Ended December 31, 2019
	Increase (Decrease)
	Due to

	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$(157)	$(30)	$(187)
Loans, excluding PPP loans	(1,712)	3,159	1,447
PPP loans	-	1,085	1,085
Investment securities - taxable	(27)	(87)	(114)
Investment securities - nontaxable	(47)	277	230
FRB and FHLB stock	(78)	32	(46)
Total interest-earning assets	(2,021)	4,436	2,415

Interest expense:
Deposits	(1,006)	193	(813)
Borrowings from FHLB	(275)	328	53
Federal Reserve PPPLF borrowings	—	153	153
Subordinated debt	18	1	19
Total interest-bearing liabilities	(1,263)	675	(588)

Net increase (decrease) in net interest income (taxable equivalent basis)	$(758)	$3,761	$3,003

Provision for Loan Losses. The provision for loan losses was $668,000 for the three-month period ended December 31, 2020 compared to $505,000, for the same period in 2019.

The Company recognized net charge-offs of $570,000 for the three-month period ended December 31, 2020 compared to net charge-offs of $15,000 for the same period in 2019.  The increase in the provision for loan losses for 2020 was primarily due to increased charge-offs during the quarter as well as changes to qualitative factors within the allowance for loan losses calculation related to economic uncertainties surrounding COVID-19.

Noninterest Income. Noninterest income increased $28.0 million for the three-month period ended December 31, 2020 as compared to the same period in 2019.  The increase was due primarily to an increase in mortgage banking income of $26.4 million and net gains on sales of SBA loans of $506,000.  The increase in mortgage banking income was due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018.  Additional details regarding the financial performance of the mortgage banking and SBA lending segments are included in Note 13 to the consolidated financial statements.

Noninterest Expense. Noninterest expense increased $20.1 million for the three-month period ended December 31, 2020 as compared to the same period in 2019.  The increase was due primarily to increases in compensation and benefits of $16.0 million and

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

increases in other operating expense and advertising expense of $1.5 million and $845,000, respectively.  The increase in compensation and benefits expense is attributable to the addition of new employees primarily to support the growth of the Company’s mortgage banking and SBA lending activities, routine salary and benefits adjustments and increased incentive compensation primarily as a result of the performance of the Company’s mortgage banking segment.  The increases in other operating expense and advertising expense were due to increased volume from the mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $4.5 million for the three-month period ended December 31, 2020 as compared to income tax expense of $638,000 for the same period in 2019.  The effective tax rate increased from 15.0% for the quarter ended December 31, 2019 to 30.5% for the quarter ended December 31, 2020 primarily due to increases in pre-tax income and nondeductible executive compensation.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At December 31, 2020, the Bank had cash and cash equivalents of $35.4 million and securities available-for-sale with a fair value of $203.6 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank and the Captive.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At December 31, 2020, the Company (unconsolidated basis) had liquid assets of $5.1 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  As of December 31, 2020, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.78%, 11.36%, 11.36% and 12.61%, respectively.  The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines.  At December 31, 2020, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company's financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit.  A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

For the three-month period ended December 31, 2020, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

The Company’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates by operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets and decrease the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of short-term residential mortgage, commercial mortgage and commercial business loans, which are retained by the Company for its portfolio, and by generally selling all fixed rate residential mortgage loans in the secondary markets. The Company relies on retail deposits as its primary source of funds. Management believes the primary use of retail deposits, complimented with a modest allocation of brokered and reciprocal certificates of deposit and FHLB borrowings, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

Quantitative Aspects of Market Risk. Potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from our normal business activities of gathering deposits and extending loans. Many factors affect our exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. Our earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board. Furthermore, the Company does not engage in hedging activities (other than the use of forward mortgage loan sale contracts in connection with our mortgage banking activities) or purchase high-risk derivative instruments, and also is not subject to foreign currency exchange rate risk or commodity price risk.

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

	At December 31, 2020		At September 30, 2020
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(4,433)	(10.28)%	$(2,493)	(5.30)%
200bp	(1,637)	(3.79)	(593)	(1.26)
100bp	612	1.42	942	2.00
(100)bp	(1,254)	(2.91)	(1,132)	(2.40)
(200)bp	(2,056)	(4.77)	(1,939)	(4.12)

At December 31, 2020, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $612,000, or 1.42%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 3.79% and 10.28%, respectively.  An immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $1.3 million, or 2.91%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to decrease by 4.77%. All estimated changes presented in the above table are within the policy guidelines approved by the Company’s Board of Directors.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2020 (the “Evaluation Date”), the Company performed an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2020 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K. However, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended December 31, 2020:

				(d)
			(c)	Maximum number
			Total number of shares	(or appropriate dollar value)
	(a)	(b)	(or units) purchased as	of shares (or units)
	Total number of	Average price	part of publicly	that may yet be
	shares (or units)	paid per share	announced plans or	purchased under
Period	purchased	(or unit)	programs (1)	the plans or programs
October 1, 2020 through October 31, 2020	—	$—	—	44,802
November 1, 2020 through November 30, 2020	—	$—	—	44,802
December 1, 2020 through December 31, 2020	1,397	$63.94	—	43,405
Total	—	$—	—	43,405
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated February 11, 2021	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated February 11, 2021	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer