Form 10-Q
period 2021-03-31
First Savings Financial Group, Inc.
filed 2021-05-13
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of May 5, 2021 was 2,375,027.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
(In thousands, except share and per share data)	2021	2020

ASSETS
Cash and due from banks	$13,040	$12,807
Interest-bearing deposits with banks	17,797	20,919
Total cash and cash equivalents	30,837	33,726

Interest-bearing time deposits	2,474	2,964
Securities available for sale, at fair value	205,374	201,965
Securities held to maturity	1,957	2,102

Loans held for sale, residential mortgage ($147,248 at fair value at March 31, 2021 and $208,493 at fair value at September 30, 2020)	190,437	263,406
Loans held for sale, Small Business Administration	16,704	22,119
Loans, net of allowance for loan losses of $17,419 at March 31, 2021 and $17,026 at September 30, 2020	1,128,348	1,090,063
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	19,258	17,293
Premises and equipment	25,602	24,412
Other real estate owned, held for sale	2,043	1,728
Accrued interest receivable:
Loans	5,034	4,585
Securities	1,843	1,877
Cash surrender value of life insurance	32,160	31,758
Goodwill	9,848	9,848
Core deposit intangibles	1,095	1,202
Residential mortgage loan servicing rights, at fair value	45,245	21,703
SBA loan servicing rights	4,122	3,748
Other assets	28,228	30,126

Total Assets	$1,750,609	$1,764,625

LIABILITIES
Deposits:
Noninterest-bearing	$284,742	$242,673
Interest-bearing	810,754	805,403
Total deposits	1,095,496	1,048,076

Federal Home Loan Bank borrowings	289,237	310,858
Federal Reserve PPPLF borrowings	128,494	174,834
Other borrowings	19,831	19,797
Accrued interest payable	866	683
Advance payments by borrowers for taxes and insurance	1,488	2,615
Accrued expenses and other liabilities	42,157	50,197
Total Liabilities	1,577,569	1,607,060

EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,568,942 shares (2,567,842 at September 30, 2020 ); outstanding 2,375,027 shares (2,375,324 shares at September 30, 2020)	26	26
Additional paid-in capital	25,682	27,480
Retained earnings - substantially restricted	142,738	123,158
Accumulated other comprehensive income	9,182	11,209
Unearned stock compensation	(245)	(348)
Less treasury stock, at cost - 193,915 shares (192,518 shares at September 30, 2020)	(4,343)	(4,253)
Total First Savings Financial Group, Inc. Stockholders' Equity	173,040	157,272
Noncontrolling interests in subsidiary	—	293
Total Equity	173,040	157,565

Total Liabilities and Equity	$1,750,609	$1,764,625

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except share and per share data)	2021	2020	2021	2020

INTEREST INCOME
Loans, including fees	$15,047	$11,719	$29,285	$23,426
Securities:
Taxable	432	504	903	1,089
Tax-exempt	1,176	1,027	2,367	2,037
Dividend income	167	151	275	305
Interest-bearing deposits with banks	18	153	36	358
Total interest income	16,840	13,554	32,866	27,215

INTEREST EXPENSE
Deposits	771	1,625	1,707	3,374
Federal funds purchased and repurchase agreements	—	1	—	1
Federal Home Loan Bank borrowings	833	838	1,694	1,646
Federal Reserve PPPLF borrowings	137	—	290	—
Other borrowings	319	319	656	637
Total interest expense	2,060	2,783	4,347	5,658
Net interest income	14,780	10,771	28,519	21,557
Provision for loan losses	287	1,705	955	2,210

Net interest income after provision for loan losses	14,493	9,066	27,564	19,347

NONINTEREST INCOME
Service charges on deposit accounts	328	441	724	950
ATM and interchange fees	513	524	1,145	1,027
Net gain on sales of available for sale securities and time deposits	—	7	—	7
Net unrealized gain (loss) on equity securities	27	(29)	38	(27)
Net gain on sales of loans, Small Business Administration	3,239	1,229	4,506	1,990
Mortgage banking income	32,398	8,411	74,698	24,334
Increase in cash surrender value of life insurance	174	194	360	356
Commission income	365	83	499	110
Real estate lease income	149	152	296	303
Net gain (loss) on premises and equipment	71	(5)	71	(9)
Other income	1,709	126	2,819	324
Total noninterest income	38,973	11,133	85,156	29,365

NONINTEREST EXPENSE
Compensation and benefits	29,481	14,907	63,343	32,727
Occupancy and equipment	2,514	1,989	5,099	3,911
Data processing	549	546	1,338	1,048
Advertising	2,052	1,777	4,363	3,243
Professional fees	1,595	522	2,869	1,149
FDIC insurance premiums	94	99	234	103
Net (gain) loss on other real estate owned	1	(7)	4	(2)
Other operating expenses	2,998	2,242	6,436	4,168
Total noninterest expense	39,284	22,075	83,686	46,347
Income (Loss) before income taxes	14,182	(1,876)	29,034	2,365
Income tax expense (benefit)	3,695	(774)	8,222	(136)
Net Income (Loss)	10,487	(1,102)	20,812	2,501
Less: net income (loss) attributable to noncontrolling interests	—	(475)	402	(311)
Net Income (Loss) Attributable to First Savings Financial Group, Inc.	$10,487	$(627)	$20,410	$2,812

Net income (loss) per share:
Basic	$4.43	$(0.27)	$8.62	$1.20
Diluted	$4.39	$(0.26)	$8.55	$1.18

Weighted average shares outstanding:
Basic	2,369,642	2,355,750	2,368,338	2,348,145
Diluted	2,388,063	2,379,901	2,386,375	2,381,356

Dividends per share	$0.18	$0.17	$0.35	$0.33

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020

Net Income (Loss)	$10,487	$(1,102)	$20,812	$2,501

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period	(3,427)	(7,929)	(2,565)	(8,677)
Income tax benefit	720	1,694	538	1,858
Net of tax amount	(2,707)	(6,235)	(2,027)	(6,819)

Less: reclassification adjustment for realized gains included in net income	—	(7)	—	(7)
Income tax expense	—	2	—	2
Net of tax amount	—	(5)	—	(5)

Other Comprehensive Loss	(2,707)	(6,240)	(2,027)	(6,824)

Comprehensive Income (Loss)	7,780	(7,342)	18,785	(4,323)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	(475)	402	(311)

Comprehensive Income (Loss) Attributable to First Savings Financial Group, Inc.	$7,780	$(6,867)	$18,383	$(4,012)

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total

Three Months Ended March 31, 2020:
Balances at January 1, 2020	$26	$27,582	$94,455	$6,712	$(495)	$(4,470)	$368	$124,178

Net loss	—	—	(627)	—	—	—	(475)	(1,102)

Other comprehensive loss	—	—	—	(6,240)	—	—	—	(6,240)

Common stock dividends - $0.17 per share	—	—	(403)	—	—	—	—	(403)

Distributions to noncontrolling interests	—	—	—	—	—	—	(307)	(307)

Stock compensation expense	—	21	—	—	49	—	—	70

Stock option exercises - 21,861 shares	—	(167)	—	—	—	465	—	298

Purchase of 3,906 treasury shares	—	—	—	—	—	(249)	—	(249)

Balances at March 31, 2020	$26	$27,436	$93,425	$472	$(446)	$(4,254)	$(414)	$116,245

Three Months Ended March 31, 2021:
Balances at January 1, 2021	$26	$25,737	$132,680	$11,889	$(292)	$(4,295)	$—	$165,745

Net income	—	—	10,487	—	—	—	—	10,487

Acquisition of minority interests in Q2	—	(131)	—	—	—	—	—	(131)

Other comprehensive loss	—	—	—	(2,707)	—	—	—	(2,707)

Common stock dividends - $0.18 per share	—	—	(429)	—	—	—	—	(429)

Stock compensation expense	—	24	—	—	47	—	—	71

Stock option exercises - 100 shares	—	52	—	—	—	—	—	52

Purchase of 745 treasury shares	—	—	—	—	—	(48)	—	(48)

Balances at March 31, 2021	$26	$25,682	$142,738	$9,182	$(245)	$(4,343)	$—	$173,040

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total

Six Months Ended March 31, 2020:
Balances at October 1, 2019	$26	$27,494	$91,228	$7,296	$(446)	$(4,545)	$204	$121,257

Cumulative effect adjustment, adoption of ASU 2016-02	—	—	166	—	—	—	—	166

Net income	—	—	2,812	—	—	—	(311)	2,501

Other comprehensive loss	—	—	—	(6,824)	—	—	—	(6,824)

Common stock dividends - $0.33 per share	—	—	(781)	—	—	—	—	(781)

Distributions to noncontrolling interests	—	—	—	—	—	—	(307)	(307)

Restricted stock grants - 1,436 shares	—	95	—	—	(95)	—	—	—

Stock compensation expense	—	42	—	—	95	—	—	137

Stock option exercises - 28,361 shares	—	(195)	—	—	—	593	—	398

Purchase of 4,702 treasury shares	—	—	—	—	—	(302)	—	(302)

Balances at March 31, 2020	$26	$27,436	$93,425	$472	$(446)	$(4,254)	$(414)	$116,245

Six Months Ended March 31, 2021:
Balances at October 1, 2020	$26	$27,480	$123,158	$11,209	$(348)	$(4,253)	$293	$157,565

Net income	—	—	20,410	—	—	—	402	20,812

Acquisition of minority interests in Q2	—	(1,888)	—	—	—	—	(695)	(2,583)

Other comprehensive loss	—	—	—	(2,027)	—	—	—	(2,027)

Common stock dividends - $0.35 per share	—	—	(830)	—	—	—	—	(830)

Restricted stock forfeitures - 200 shares	—	(8)	—	—	8	—	—	—

Stock compensation expense	—	46	—	—	95	—	—	141

Stock option exercises - 1,300 shares	—	52	—	—	—	—	—	52

Purchase of 1,397 treasury shares	—	—	—	—	—	(90)	—	(90)

Balances at March 31, 2021	$26	$25,682	$142,738	$9,182	$(245)	$(4,343)	$—	$173,040

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,812	$2,501
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	955	2,210
Depreciation and amortization	1,132	761
Amortization of premiums and accretion of discounts on securities, net	360	269
Amortization and accretion of fair value adjustments on loans, net	(730)	(475)
Loans originated for sale	(2,812,924)	(1,111,120)
Proceeds on sales of loans	2,931,516	1,065,708
Net realized and unrealized gain on loans held for sale	(39,282)	(25,247)
Capitalization of loan servicing rights	(28,555)	(4,736)
Net change in value of loan servicing rights	4,639	1,754
Net realized and unrealized gain on other real estate owned	(6)	(13)
Net gain on sales of available for sale securities and time deposits	—	(7)
Increase in cash surrender value of life insurance	(360)	(356)
Net (gain) loss on equity securities	(38)	27
Net (gain) loss on sale of premises and equipment	(71)	9
Deferred income taxes	5,499	415
Stock compensation expense	141	139
Increase in accrued interest receivable	(415)	(116)
Increase (decrease) in accrued interest payable	183	(148)
Change in other assets and liabilities, net	(10,242)	2,417
Net Cash Provided By (Used In) Operating Activities	72,614	(66,008)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(252)	(490)
Proceeds from sales and maturities of interest-bearing time deposits	735	245
Purchase of securities available for sale	(17,766)	(27,406)
Proceeds from sales of securities available for sale	—	3,180
Proceeds from maturities of securities available for sale	9,368	4,150
Proceeds from maturities of securities held to maturity	135	139
Principal collected on securities	2,073	3,753
Net increase in loans	(40,041)	(68,638)
Proceeds from redemption of Federal Reserve Bank stock	53	—
Purchase of Federal Home Loan Bank stock	(2,018)	(3,578)
Investment in cash surrender value of life insurance	(42)	(4,481)
Proceeds from sale of other real estate owned	61	68
Purchase of premises and equipment	(2,507)	(5,345)
Proceeds from sales of premises and equipment	404	118
Acquisition of minority interests in Q2	(3,172)	—
Net Cash Used In Investing Activities	(52,969)	(98,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	47,420	102,922
Net decrease in federal funds purchased	—	(4,000)
Decrease in Federal Home Loan Bank line of credit	(11,620)	(12,544)
Proceeds from Federal Home Loan Bank advances	340,000	240,000
Repayment of Federal Home Loan Bank advances	(350,000)	(180,000)
Net decrease in Federal Reserve PPPLF borrowings	(46,340)	—
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(1,127)	79
Proceeds from exercise of stock options	4	148
Taxes paid on stock award shares for employees	(41)	(53)
Dividends paid on common stock	(830)	(781)
Distributions to noncontrolling interests	—	(307)
Net Cash Provided By (Used In) Financing Activities	(22,534)	145,464

Net Decrease in Cash and Cash Equivalents	(2,889)	(18,829)

Cash and cash equivalents at beginning of period	33,726	41,432

Cash and Cash Equivalents at End of Period	$30,837	$22,603

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

On April 25, 2017, the Bank formed Q2 Business Capital, LLC (“Q2”), which is an Indiana limited liability company that specializes in the origination and servicing of U.S. Small Business Administration (“SBA”) loans. The Bank originally owned 51% of Q2’s membership interests.  On December 31, 2020, the Bank completed the acquisition of the minority interests in Q2, and Q2 became a wholly-owned subsidiary of the Bank.  As part of the acquisition of the minority interests, the Bank paid total consideration of $3.1 million. The acquisition was accounted for as an equity transaction, and resulted in the reclassification of the noncontrolling interests of $695,000, the recognition of net deferred tax assets of $590,000 and a reduction of additional paid-in capital of $1.9 million.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2021, the results of operations for the three- and six-month periods ended March 31, 2021 and 2020, and the cash flows for the six-month periods ended March 31, 2021 and 2020. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Investment securities have been classified according to management’s intent.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
March 31, 2021:
Securities available for sale:

U.S. agency bonds and notes	$500	$—	$—	$500
Agency mortgage-backed	9,374	380	105	9,649
Agency CMO	8,965	219	39	9,145
Privately-issued CMO	776	89	7	858
Privately-issued ABS	794	67	1	860
SBA certificates	2,355	4	26	2,333
Municipal bonds	170,986	11,477	434	182,029

Total securities available for sale	$193,750	$12,236	$612	$205,374

Securities held to maturity:

Agency mortgage-backed	$73	$6	$—	$79
Municipal bonds	1,884	256	—	2,140

Total securities held to maturity	$1,957	$262	$—	$2,219

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
September 30, 2020:
Securities available for sale:

Agency mortgage-backed	$7,499	$453	$—	$7,952
Agency CMO	9,398	407	—	9,805
Privately-issued CMO	886	80	8	958
Privately-issued ABS	884	81	5	960
SBA certificates	639	58	3	694
Municipal bonds	168,472	13,180	56	181,596

Total securities available for sale	$187,778	$14,259	$72	$201,965

Securities held to maturity:

Agency mortgage-backed	$82	$7	$—	$89
Municipal bonds	2,020	276	—	2,296

Total securities held to maturity	$2,102	$283	$—	$2,385

The amortized cost and fair value of investment securities as of March 31, 2021 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$8,501	$8,588	$253	$282
Due after one year through five years	27,848	29,071	971	1,095
Due after five years through ten years	30,486	32,508	660	763
Due after ten years	104,651	112,362	—	—
CMO	9,741	10,003	—	—
ABS	794	860	—	—
SBA certificates	2,355	2,333	—	—
Mortgage-backed securities	9,374	9,649	73	79

	$193,750	$205,374	$1,957	$2,219

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at March 31, 2021 and September 30, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses

	(Dollars in thousands)
March 31, 2021:
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed	1	$3,076	$105
Agency CMO	2	1,456	39
SBA certificates	1	2,179	25
Municipal bonds	12	10,213	271

Total less than twelve months	16	16,924	440

Continuous loss position more than twelve months:

Privately-issued CMO	1	23	7
Privately-issued ABS	1	400	1
SBA certificates	1	115	1
Municipal bonds	1	1,837	163

Total more than twelve months	4	2,375	172

Total securities available for sale	20	$19,299	$612

September 30, 2020:
Securities available for sale:

Continuous loss position less than twelve months:
Privately-issued ABS	1	$446	$5
Municipal bonds	2	2,444	56

Total less than twelve months	3	2,890	61

Continuous loss position more than twelve months:
Privately-issued CMO	1	26	8
SBA certificates	1	188	3

Total more than twelve months	2	214	11

Total securities available for sale	5	$3,104	$72

At March 31, 2021 and September 30, 2020, the Company did not have any securities held to maturity with an unrealized loss.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The total available for sale debt securities in loss positions at March 31, 2021, which consisted of agency mortgage-backed securities, agency CMOs, privately-issued CMOs, privately-issued ABS, municipal bonds and SBA certificates, had a fair value as a percentage of amortized cost of 96.93%. The municipal securities are issued by municipal governments, and are generally secured by municipal project revenues or general obligations of the municipality.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At March 31, 2021, the Company held eleven privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $562,000 and fair value of $580,000 that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various rating agencies.

At March 31, 2021, one privately-issued CMO security and one privately-issued ABS were in a loss position, and had depreciated approximately 1.86% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $423,000 and a total unrealized loss of $8,000 at March 31, 2021. Based on the independent third party analysis of the expected cash flows, management determined that no other-than-temporary impairment was required to be recognized on the privately issued CMO and ABS portfolios at March 31, 2021. While the Company does not anticipate additional credit-related impairment losses at March 31, 2021, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related impairment charge in the future.

The unrealized losses on agency mortgage-backed securities, agency CMOs, SBA certificates and municipal bonds relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the three and six-month periods ended March 31, 2021, the Company did not realize any gross gains or losses on sales of available for sale securities. During the three and six-month periods ended March 31, 2020, the Company realized gross gains on sales of available for sale securities of $15,000, and gross losses of $8,000.

Certain available for sale debt securities were pledged to secure FHLB borrowings at March 31, 2021 and September 30, 2020, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at March 31, 2021 and September 30, 2020 consisted of the following:

	March 31,	September 30,
	2021	2020

	(In thousands)
Real estate mortgage:
1-4 family residential	$205,129	$191,781
Commercial	141,122	141,522
Single tenant net lease	372,074	334,636
SBA	57,556	55,508
Multifamily residential	44,434	42,368
Residential construction	5,389	9,361
Commercial construction	9,193	6,941
Land and land development	10,894	9,403
Commercial business	63,392	60,513
SBA commercial business (1)	182,167	206,807
Consumer	55,800	50,576
Total loans	1,147,150	1,109,416

Deferred loan origination fees and costs, net (2)	(1,383)	(2,327)
Allowance for loan losses	(17,419)	(17,026)

Loans, net	$1,128,348	$1,090,063
(1)	Includes $159.3 million and $180.6 million of loans originated under the SBA’s Paycheck Protection Program ("PPP") at March 31, 2021 and September 30, 2020, respectively.
(2)	Includes $2.1 million and $3.2 million of net deferred loan fees related to PPP loans as of March 31, 2021 and September 30, 2020, respectively.

During the six-month period ended March 31, 2021, there were no significant changes in the Company’s lending activities or the methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

At March 31, 2021 and September 30, 2020, the Bank did not own any residential real estate properties where physical possession has been obtained. At March 31, 2021 and September 30, 2020, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $796,000 and $1.3 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of March 31, 2021:

	Principal	Accrued	Net Deferred	Recorded
	Loan	Interest	Loan Origination	Investment
	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)
Residential real estate	$205,129	$638	$(295)	$205,472
Commercial real estate	141,122	601	(189)	141,534
Single tenant net lease	372,074	1,242	(173)	373,143
SBA commercial real estate	57,556	528	1,026	59,110
Multifamily	44,434	122	(48)	44,508
Residential construction	5,389	7	(27)	5,369
Commercial construction	9,193	30	(28)	9,195
Land and land development	10,894	26	(10)	10,910
Commercial business	63,392	185	46	63,623
SBA commercial business	182,167	1,495	(1,664)	181,998
Consumer	55,800	160	(21)	55,939
	$1,147,150	$5,034	$(1,383)	$1,150,801

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
	Impairment	Impairment	Loans

	(In thousands)
Recorded Investment in Loans as Evaluated for Impairment:
Residential real estate	$3,663	$201,809	$205,472
Commercial real estate	1,088	140,446	141,534
Single tenant net lease	—	373,143	373,143
SBA commercial real estate	5,386	53,724	59,110
Multifamily	648	43,860	44,508
Residential construction	—	5,369	5,369
Commercial construction	—	9,195	9,195
Land and land development	4	10,906	10,910
Commercial business	1,706	61,917	63,623
SBA commercial business	768	181,230	181,998
Consumer	162	55,777	55,939
	$13,425	$1,137,376	$1,150,801

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2021 and September 30, 2020:

	Individually	Collectively
	Evaluated for	Evaluated for	Ending
	Impairment	Impairment	Balance

	(In thousands)
March 31, 2021:
Residential real estate	$27	$1,595	$1,622
Commercial real estate	—	3,060	3,060
Single tenant net lease	—	3,349	3,349
SBA commercial real estate	501	3,301	3,802
Multifamily	—	810	810
Residential construction	—	136	136
Commercial construction	—	239	239
Land and land development	—	283	283
Commercial business	5	1,531	1,536
SBA commercial business	41	1,508	1,549
Consumer	—	1,033	1,033

	$574	$16,845	$17,419

September 30, 2020:
Residential real estate	$30	$1,225	$1,255
Commercial real estate	—	3,058	3,058
Single tenant net lease	—	3,017	3,017
SBA commercial real estate	1,366	2,788	4,154
Multifamily	—	772	772
Residential construction	—	243	243
Commercial construction	—	181	181
Land and land development	—	243	243
Commercial business	—	1,449	1,449
SBA commercial business	47	1,492	1,539
Consumer	—	1,115	1,115

	$1,443	$15,583	$17,026

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021 and 2020:

	Beginning				Ending
	Balance	Provisions	Charge-Offs	Recoveries	Balance

	(In thousands)
March 31, 2021:
Residential real estate	$1,176	$442	$—	$4	$1,622
Commercial real estate	3,007	53	—	—	3,060
Single tenant net lease	3,233	116	—	—	3,349
SBA commercial real estate	3,624	178	—	—	3,802
Multifamily	713	97	—	—	810
Residential construction	149	(13)	—	—	136
Commercial construction	212	27	—	—	239
Land and land development	300	(17)	—	—	283
Commercial business	1,487	45	—	4	1,536
SBA commercial business	1,536	3	—	10	1,549
Consumer	1,687	(644)	(22)	12	1,033
	$17,124	$287	$(22)	$30	$17,419

March 31, 2020:
Residential real estate	$318	$54	$(4)	$11	$379
Commercial real estate	2,595	(2)	(100)	—	2,493
Single tenant net lease	1,947	(581)	—	—	1,366
SBA commercial real estate	2,282	937	(7)	—	3,212
Multifamily	481	18	—	—	499
Residential construction	228	(42)	—	—	186
Commercial construction	57	8	—	—	65
Land and land development	202	1	—	—	203
Commercial business	967	674	—	1	1,642
SBA commercial business	786	555	(396)	—	945
Consumer	667	83	(62)	13	701
	$10,530	$1,705	$(569)	$25	$11,691

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended March 31, 2021 and 2020:

	Beginning				Ending
	Balance	Provisions	Charge-Offs	Recoveries	Balance

	(In thousands)
March 31, 2021:
Residential real estate	$1,255	$363	$(5)	$9	$1,622
Commercial real estate	3,058	2	—	—	3,060
Single tenant net lease	3,017	332	—	—	3,349
SBA commercial real estate	4,154	163	(522)	7	3,802
Multifamily	772	38	—	—	810
Residential construction	243	(107)	—	—	136
Commercial construction	181	58	—	—	239
Land and land development	243	40	—	—	283
Commercial business	1,449	82	—	5	1,536
SBA commercial business	1,539	(10)	—	20	1,549
Consumer	1,115	(6)	(97)	21	1,033

	$17,026	$955	$(624)	$62	$17,419

March 31, 2020:
Residential real estate	$317	$78	$(36)	$20	$379
Commercial real estate	2,540	53	(100)	—	2,493
Single tenant net lease	1,675	(309)	—	—	1,366
SBA commercial real estate	2,293	888	(15)	46	3,212
Multifamily	478	21	—	—	499
Residential construction	248	(62)	—	—	186
Commercial construction	67	(2)	—	—	65
Land and land development	209	(6)	—	—	203
Commercial business	889	747	—	6	1,642
SBA commercial business	750	591	(396)	—	945
Consumer	574	211	(126)	42	701

	$10,040	$2,210	$(673)	$114	$11,691

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of March 31, 2021 and for the three and six-months ended March 31, 2021 and 2020. The Company did not recognize any interest income on impaired loans using the cash receipts method during the three and six-month periods ended March 31, 2021 and 2020.

				Three Months Ended				Six Months Ended
	At March 31, 2021			March 31,				March 31,
				2021	2021	2020	2020	2021	2021	2020	2020
		Unpaid		Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$3,491	$4,115	$—	$4,503	$11	$5,338	$34	$4,899	$38	$5,215	$61
Commercial real estate	1,088	1,154	—	1,161	9	4,659	35	1,169	15	4,861	80
Single tenant net lease	0	0	—	0	—	—	—	0	0	—	—
SBA commercial real estate	593	768	—	2,755	—	740	12	2,229	0	541	29
Multifamily	648	693	—	693	—	352	—	696	0	234	—
Residential construction	—	—	—	0	—	—	—	0	0	—	0
Commercial construction	—	—	—	0	—	—	—	0	0	—	—
Land and land development	4	1	—	1	—	1	—	1	0	—	—
Commercial business	1,701	1,758	—	1,712	1	139	—	1,700	1	128	1
SBA commercial business	322	416	—	416	—	208	—	416	0	139	—
Consumer	55	56	—	97	—	75	—	86	1	77	2
	$7,902	$8,961	$—	$11,358	$21	$11,512	$81	$11,196	$55	$11,195	$173

Loans with an allowance recorded:
Residential real estate	$172	$175	$27	$88	$—	$55	$—	$117	$—	$39	$—
Commercial real estate	—	—	—	0	—	50	—	—	—	33	—
Single tenant net lease	—	—	—	0	—	—	—	—	—	—	—
SBA commercial real estate	4,793	5,415	501	3,548	—	4,561	—	4,394	—	3,920	—
Multifamily	—	—	—	0	—	—	—	—	—	—	—
Residential construction	—	—	—	0	—	—	—	—	—	—	—
Commercial construction	—	—	—	0	—	—	—	—	—	—	—
Land and land development	—	—	—	0	—	—	—	—	—	—	—
Commercial business	5	5	5	2	—	783	—	2	—	522	—
SBA commercial business	446	553	41	410	—	157	—	406	—	105	—
Consumer	107	107	—	220	—	183	—	193	—	174	—
	$5,523	$6,255	$574	$4,268	$—	$5,789	$—	$5,112	$—	$4,793	$—

Total:
Residential real estate	$3,663	$4,290	$27	$4,591	$11	$5,393	$34	$5,016	$38	$5,254	$61
Commercial real estate	1,088	1,154	—	1,161	9	4,709	35	1,169	15	4,894	80
Single tenant net lease	—	—	—	—	—	—	—	—	—	—	—
SBA commercial real estate	5,386	6,183	501	6,303	—	5,301	12	6,623	—	4,461	29
Multifamily	648	693	—	693	—	352	—	696	—	234	—
Residential construction	—	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	4	1	—	1	—	1	—	1	—	—	—
Commercial business	1,706	1,763	5	1,714	1	922	—	1,702	1	650	1
SBA commercial business	768	969	41	826	—	365	—	822	—	244	—
Consumer	162	163	0	317	—	258	—	279	1	251	2
	$13,425	$15,216	$574	$15,606	$21	$17,301	$81	$16,308	$55	$15,988	$173

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2021 and September 30, 2020:

	At March 31, 2021			At September 30, 2020
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)

Residential real estate	$2,256	$—	$2,256	$2,797	$—	$2,797
Commercial real estate	650	—	650	685	—	685
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	5,386	—	5,386	6,927	—	6,927
Multifamily	648	—	648	698	—	698
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	4	—	4	2	—	2
Commercial business	1,582	—	1,582	1,668	—	1,668
SBA commercial business	768	—	768	695	—	695
Consumer	112	—	112	143	—	143

Total	$11,406	$—	$11,406	$13,615	$—	$13,615

The following table presents the aging of the recorded investment in past due loans at March 31, 2021:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$1,716	$—	$686	$2,402	$203,070	$205,472
Commercial real estate	88	—	650	738	140,796	141,534
Single tenant net lease	—	—	—	—	373,143	373,143
SBA commercial real estate	—	469	4,419	4,888	54,222	59,110
Multifamily	—	—	—	—	44,508	44,508
Residential construction	—	—	—	—	5,369	5,369
Commercial construction	—	—	—	—	9,195	9,195
Land and land development	—	—	4	4	10,906	10,910
Commercial business	120	—	37	157	63,466	63,623
SBA commercial business	—	—	768	768	181,230	181,998
Consumer	64	243	5	312	55,627	55,939

Total	$1,988	$712	$6,569	$9,269	$1,141,532	$1,150,801

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of March 31, 2021:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
March 31, 2021:
Residential real estate	$202,664	$—	$2,628	$180	$—	$205,472
Commercial real estate	133,444	4,108	3,982	—	—	141,534
Single tenant net lease	373,143	—	—	—	—	373,143
SBA commercial real estate	41,698	5,418	8,699	3,295	—	59,110
Multifamily	43,860	—	648	—	—	44,508
Residential construction	5,369	—	—	—	—	5,369
Commercial construction	9,195	—	—	—	—	9,195
Land and land development	10,906	—	4	—	—	10,910
Commercial business	61,728	149	1,746	—	—	63,623
SBA commercial business	178,540	250	3,174	34	—	181,998
Consumer	55,934	—	5	—	—	55,939
Total	$1,116,481	$9,925	$20,886	$3,509	$—	$1,150,801

The following table presents the recorded investment in loans by risk category as of September 30, 2020:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
September 30, 2020:
Residential real estate	$188,707	$—	$3,435	$127	$—	$192,269
Commercial real estate	133,685	4,112	4,340	—	—	142,137
Single tenant net lease	335,600	—	—	—	—	335,600
SBA commercial real estate	38,124	6,518	12,335	—	—	56,977
Multifamily	41,772	—	698	—	—	42,470
Residential construction	9,358	—	—	—	—	9,358
Commercial construction	6,939	—	—	—	—	6,939
Land and land development	9,410	—	2	—	—	9,412
Commercial business	58,707	235	1,800	—	—	60,742
SBA commercial business	200,578	294	4,170	—	—	205,042
Consumer	50,701	—	27	—	—	50,728

Total	$1,073,581	$11,159	$26,807	$127	$—	$1,111,674

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

The following table summarizes the Company’s recorded investment in TDRs at March 31, 2021 and September 30, 2020. There was $32,000 of specific reserve included in the allowance for loan losses related to TDRs at March 31, 2021. There was $538,000 of specific reserve included in the allowance for loan losses related to TDRs at September 30, 2020.

	Accruing	Nonaccrual	Total

	(In thousands)
March 31, 2021:
Residential real estate	$1,407	$—	$1,407
Commercial real estate	438	489	927
SBA commercial real estate	—	3,296	3,296
Multifamily	—	648	648
Commercial business	124	1,545	1,669
Consumer	50	—	50

Total	$2,019	$5,978	$7,997

September 30, 2020:
Residential real estate	$2,562	$116	$2,678
Commercial real estate	449	512	961
SBA commercial real estate	—	3,800	3,800
Multifamily	—	698	698
Commercial business	2	1,668	1,670
Consumer	56	—	56

Total	$3,069	$6,794	$9,863

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information regarding TDRs that were restructured during the three- and six-month periods ended March 31, 2021 and 2020:

	Number of	Pre-Modification	Post-Modification
	Loans	Principal Balance	Principal Balance

	(Dollars in thousands)
Three Months Ended March 31, 2021:
Commercial business	1	$126	$126
Total	1	$126	$126
Six Months Ended March 31, 2021:
Commercial business	1	$126	$126
Total	1	$126	$126
Three Months Ended March 31, 2020:
Residential real estate	1	$1,099	$1,100
SBA commercial real estate	1	3,831	3,832
Total	2	$4,930	$4,932
Six Months Ended March 31, 2020:
Residential real estate	1	$1,099	$1,100
SBA commercial real estate	1	3,831	3,832
Total	2	$4,930	$4,932

At March 31, 2021 and September 30, 2020, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

There were principal charge-offs totaling $398,000 recorded as a result of TDRs during the six-month period ended March 31, 2021. There were no principal charge-offs recorded as a result of TDRs during the three-month period ended March 31, 2021, or during the three-and six-month periods ended March 31, 2020. There were no provisions for loan losses related to TDRs for the three-month and six-month periods ended March 31, 2021.  Provisions for loan losses related to TDRs were $622,000 for the three-month and six-month periods ended March 31, 2020. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three and six-month periods ended March 31, 2021 and 2020, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance indicates that, in consultation with the Financial Accounting Standards Board (“FASB”), the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022 or 60 days after the national emergency concerning COVID-19 terminates.  At March 31, 2021, loans totaling $14.0 million remained under the Company’s payment extension program or a loan forbearance agreement, of which $10.0 million related to commercial real estate and commercial business loans, $210,000 related to residential real estate and consumer loans, and $3.8 million related to SBA loan relationships. These payment extensions or loan forbearance agreements are generally for periods of three months or less, but may be extended if the borrower continues to be impacted by the COVID-19 pandemic.

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

The unpaid principal balance of SBA loans serviced for others was $228.5 million, $209.1 million and $168.4 million at March 31, 2021, September 30, 2020 and March 31, 2020, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $11,000 and $36,000 for the three and six-month periods ended March 31, 2021, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $13,000 and $30,000 for the three and six-month periods ended March 31, 2020, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $512,000 and $979,000 for the three and six-month periods ended March 31, 2021, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $407,000 and $819,000 for the three and six-month periods ended March 31, 2020, respectively. Net servicing income and costs are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three and six-month periods ended March 31, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

	(In thousands)
Balance, beginning of period	$3,722	$3,005	$3,748	$3,030
Servicing rights capitalized	746	329	1,072	551
Amortization	(175)	(250)	(376)	(467)
Direct write-offs	(92)	—	(275)	—
Change in valuation allowance	(79)	(193)	(47)	(223)
Balance, end of period	$4,122	$2,891	$4,122	$2,891

The valuation allowance related to SBA loan servicing rights at March 31, 2021 and September 30, 2020 was $79,000 and $32,000, respectively.

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

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.  Key assumptions used to estimate the fair value of the MSRs at March 31, 2021 and September 30, 2020 were as follows:

	Range of Assumption	Range of Assumption
	(Weighted Average)	(Weighted Average)
Assumption	March 31, 2021	September 30, 2020
Discount rate	9.00%	9.25%
Prepayment rate	2.78% to 79.65% (10.09%)	2.99% to 86.98% (18.08%)

The unpaid principal balance of residential mortgage loans serviced for others was $4.26 billion and $2.26 billion at March 31, 2021 and September 30, 2020, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $30.6 million and $19.3 million at March 31, 2021 and September 30, 2020, respectively.  Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $1.5 million and $2.4 million for the three and six-month periods ended March 31, 2021, respectively.  Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $106,000 and $96,000 for the three and six-month periods ended March 31, 2020, respectively. Contractually specified servicing fees are included in other noninterest income in the consolidated statements of income.

Changes in the carrying value of MSRs accounted for at fair value for the three and six-month periods ended March 31, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

	(In thousands)
Fair value,beginning of period	$31,510	$3,254	$21,703	$934
Servicing rights capitalized	14,611	1,908	27,483	4,185
Changes in fair value related to:
Loan repayments	(2,733)	(145)	(4,549)	(184)
Change in valuation model inputs or assumptions	1,857	(962)	608	(880)
Balance, end of period	$45,245	$4,055	$45,245	$4,055

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Deposits

Deposits at March 31, 2021 and September 30, 2020 consisted of the following:

	March 31,	September 30,
	2021	2020

	(In thousands)

Noninterest-bearing demand deposits	$284,742	$242,673
NOW accounts	259,897	218,581
Money market accounts	170,467	143,867
Savings accounts	159,251	142,609
Retail time deposits	144,133	168,276
Brokered and reciprocal time deposits	77,006	132,070

Total	$1,095,496	$1,048,076

5.	Supplemental Disclosure for Net Income Per Share

Net income per share information is presented below for the three and six-month periods ended March 31, 2021 and 2020.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income (loss) attributable to First Savings Financial Group, Inc.	$10,487	$(627)	$20,410	$2,812

Shares:
Weighted average common shares outstanding, basic	2,369,642	2,355,750	2,368,338	2,348,145

Net income (loss) per common share, basic	$4.43	$(0.27)	$8.62	$1.20

Diluted:
Earnings:
Net income (loss) attributable to First Savings Financial Group, Inc.	$10,487	$(627)	$20,410	$2,812

Shares:
Weighted average common shares outstanding, basic	2,369,642	2,355,750	2,368,338	2,348,145
Add: Dilutive effect of outstanding options	16,363	21,440	15,264	29,220
Add: Dilutive effect of restricted stock	2,058	2,711	2,773	3,991
Weighted average common shares outstanding, as adjusted	2,388,063	2,379,901	2,386,375	2,381,356

Net income (loss) per common share, diluted	$4.39	$(0.26)	$8.55	$1.18

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

Stock options for 24,313 and 26,713 shares of common stock were excluded from the calculation of diluted net income per common share for the three and six-month periods ended March 31, 2021, respectively, because their effect was antidilutive.  Stock options for 22,158 and 19,158 shares of common stock were excluded from the calculation of diluted net income per common share for the three and six-month periods ended March 31, 2020, respectively, because their effect was antidilutive. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three and six-month periods ended March 31, 2021 and 2020.

6.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2021	2020

	(In thousands)
Cash payments for:
Interest	$4,170	$5,820
Income taxes (net of refunds received)	8,659	1,195

Noncash investing and financing activities:
Transfers from loans to other real estate owned	370	—
Noncash exercise of stock options	48	249

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2021 and September 30, 2020.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
March 31, 2021:
Assets Measured – Recurring Basis:
Securities available for sale:
U.S. agency bonds and notes	$—	$500	$—	$500
Agency mortgage-backed	—	9,649	—	9,649
Agency CMO	—	9,145	—	9,145
Privately-issued CMO	—	858	—	858
Privately-issued ABS	—	860	—	860
SBA certificates	—	2,333	—	2,333
Municipal	—	182,029	—	182,029
Total securities available for sale	$—	$205,374	$—	$205,374

Residential mortgage loans held for sale – fair value option elected	$—	$147,248	$—	$147,248
Derivative assets (included in other assets)	$—	$5,662	$262	$5,924
Equity securities (included in other assets)	$104	$—	$—	$104
Residential mortgage servicing rights	$—	$—	$45,245	$45,245

Liabilities Measured – Recurring Basis:
Derivative liabilities (included in other liabilities)	$—	$72	$—	$72

Assets Measured – Nonrecurring Basis:
Impaired loans:
Residential real estate	$—	$—	$3,636	$3,636
Commercial real estate	—	—	1,088	1,088
SBA commercial real estate	—	—	4,885	4,885
Multifamily	—	—	648	648
Land and land development	—	—	4	4
Commercial business	—	—	1,701	1,701
SBA commercial business	—	—	727	727
Consumer	—	—	162	162
Total impaired loans	$—	$—	$12,851	$12,851
Residential mortgage loans held for sale – fair value option not elected	$—	$43,189	$—	$43,189
SBA loans held for sale	$—	$—	$16,704	$16,704
SBA loan servicing rights	$—	$—	$4,122	$4,122
Other real estate owned, held for sale:
SBA commercial real estate	$—	$—	$315	$315
Former bank premises	—	—	1,728	1,728
Total other real estate owned	$—	$—	$2,043	$2,043

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Other than SBA loans held for sale (see discussion below), there have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six-month period ended March 31, 2021.

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

Residential Mortgage Loans Held for Sale. The Company has elected to record a portion of its residential mortgage loans held for sale at fair value in accordance with FASB ASC 825-10. The fair value of residential mortgage loans held for sale is based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and is classified as Level 2 in the fair value hierarchy.

SBA Loans Held for Sale. SBA loans held for sale are carried at the lower of cost or market value. At September 30, 2020, the fair value of SBA loans held for sale was obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and was classified as Level 2 in the fair value hierarchy. At March 31, 2021, the fair value of SBA loans held for sale reflects management’s estimate based on the weighted average price of SBA loans sold to investors during the prior quarter, and is classified as Level 3 in the fair value hierarchy.

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

The table below presents a reconciliation of derivative assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six-month periods ended March 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020

Beginning balance	$11,415	$2,921	$14,937	$3,269
Unrealized gains/(losses) recognized in earnings, net of settlements	(11,153)	2,757	(14,675)	2,409

Ending balance	$262	$5,678	$262	$5,678

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The realized and unrealized gains/(losses) recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Net gains recognized in earnings for the six-month periods ended March 31, 2021 and 2020 attributable to Level 3 derivative assets held at the balance sheet date were $262,000 and $5.7 million, respectively.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of March 31, 2021 and September 30, 2020.

		Range of Inputs	Range of Inputs
		(Weighted Average)	(Weighted Average)
	Significant	March 31,	September 30,
Financial Instrument	Unobservable Inputs	2021	2020
Interest rate lock commitments	Pull-through rate	57% - 100% (87%)	0% - 100% (80%)
	Direct costs to close	0.34% - 1.55% (0.78%)	0.31% - 1.01% (0.52%)

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

Impaired loans are measured at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At March 31, 2021 and September 30, 2020, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At March 31, 2021 and September 30, 2020, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts from appraised value ranging from 0.0% to 100.0% and 0.0% to 75.0%, respectively, and estimated costs to sell the collateral ranging from 0.0% to 6.0% and 0.0% to 12.0%, respectively. During the three and six-month periods ended March 31, 2021, the Company recognized provisions for loan losses on impaired loans of $267,000. During the three and six-month periods ended March 31, 2020, the Company recognized provisions for loan losses of $1.8 million and $1.9 million, respectively, for impaired loans.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

SBA Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At March 31, 2021, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 4.94% to 21.06% with a weighted average of 9.21% and prepayment speed assumptions ranging from 8.52% to 25.60% with a weighted average rate of 17.13%.  At September 30, 2020, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 3.58% to 19.68% with a weighted average of 8.36% and prepayment speed assumptions ranging from 8.69% to 26.68% with a weighted average rate of 17.46%.  Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount.  The Company recognized $79,000 and $47,000 of impairment charges on loan servicing rights for the three- and six-month periods ended March 31, 2021, respectively. The Company recognized $193,000 and $223,000 of impairment charges on loan servicing rights for the three- and six-month periods ended March 31, 2020, respectively.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At March 31, 2021, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 10.9% to 30.9% with a weighted average of 28.4%.  At September 30, 2020, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) of 30.9%.  The Company did not recognize any charges to write down other real estate owned to fair value for the three and six-month periods ended March 31, 2021 and 2020.

As previously discussed, management used different valuation methodologies related to SBA loans held for sale at March 31, 2021 and September 30, 2020, resulting in a change in classification from Level 2 to Level 3 for those types of instruments.  Other than that change, there were no transfers into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three and six-month periods ended March 31, 2021.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale effective July 1, 2018, excluding participation interests acquired from correspondent lenders.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of March 31, 2021 and September 30, 2020.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of March 31, 2021 and September 30, 2020.

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	March 31,	March 31,
(In thousands)	2021	2020	Difference

Residential mortgage loans held for sale	$147,248	$144,877	$2,371

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	September 30,	September 30,
(In thousands)	2021	2020	Difference

Residential mortgage loans held for sale	$208,493	$198,138	$10,355

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three and six-month periods ended March 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020

Gains (losses) – included in mortgage banking income	$(8,417)	$980	$191	$3,356
Interest income	1,431	917	3,264	1,596

	$(6,986)	$1,897	$3,455	$4,952

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

		Fair Value Measurements
	Carrying	Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
March 31, 2021:
Financial assets:
Cash and due from banks	$13,040	$13,040	$—	$—
Interest-bearing deposits with banks	17,797	17,797	—	—
Interest-bearing time deposits	2,474	—	2,474	—
Securities available for sale	205,374	—	205,374	—
Securities held to maturity	1,957	—	2,219	—
Residential mortgage loans held for sale	190,437	—	190,437	—
SBA loans held for sale	16,704	—	—	18,917
Loans, net	1,128,348	—	—	1,174,491
FRB and FHLB stock	19,258	N/A	N/A	N/A
Accrued interest receivable	6,877	—	6,877	—
SBA loan servicing rights	4,122	—	—	4,310
Residential mortgage loan servicing rights	45,245	—	—	45,245
Derivative assets (included in other assets)	5,924	—	5,662	262
Equity securities (included in other assets)	104	104	—	—
Financial liabilities:
Deposits	1,095,496	—	—	1,096,481
Borrowings from FHLB	289,237	—	291,110	—
Federal Reserve PPPLF borrowings	128,494	—	128,475	—
Subordinated note	19,831	—	23,638	—
Accrued interest payable	866	—	866	—
Advance payments by borrowers for taxes and insurance	1,488	—	1,488	—
Derivative liabilities (included in other liabilities)	72	—	72	—

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

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits, accrued interest receivable and payable, advance payments by borrowers for taxes and insurance, demand deposits and other transaction accounts.  The fair value of loans (excluding loans held for sale), fixed-maturity certificates of deposit, and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument.  It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability.  The methods and assumptions used to estimate the fair value of investment securities, loans held for sale, loan servicing rights, and derivative assets and liabilities are discussed previously in Note 7.  The methods utilized to measure the fair value of financial instruments at March 31, 2021 and September 30, 2020 represent an approximation of exit price, but an actual exit price may differ.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three or six-month periods ended March 31, 2021 and 2020. The ESOP trust held 117,914 and 119,654 shares of Company common stock at March 31, 2021 and September 30, 2020, respectively.

9.	Stock Based Compensation Plans

The Company maintains two equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, and the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At March 31, 2021, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan. At March 31, 2021, 500 shares of the Company’s common stock were available for issuance under the 2016 Plan, of which 200 shares were available for restricted stock and 300 shares were available for stock options. The Company generally issues new shares under the 2016 Plan from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The fair value of options granted during the six-month period ended March 31, 2021 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5	years
Weighted average fair value at grant date	$6.13

A summary of stock option activity as of March 31, 2021, and changes during the six-month period then ended is presented below.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Dollars in thousands, except per share data)

Outstanding at beginning of period	68,403	$48.11
Granted	7,555	63.30
Exercised	(1,300)	40.09
Forfeited or expired	(600)	40.09
Outstanding at end of period	74,058	$49.86	6.7	$1,260
Vested and expected to vest	74,058	$49.86	6.7	$1,260
Exercisable at end of period	42,108	$44.04	6.0	$976

The intrinsic value of stock options exercised during the six-month periods ended March 31, 2021 and 2020 was $31,000 and $1.4 million,respectively. The Company recognized compensation expense related to stock options of $23,000 and $46,000 for the three and six-month periods ended March 31, 2021, respectively. The Company recognized compensation expense related to stock options of $22,000 and $42,000 for the three and six-month periods ended March 31, 2020, respectively. At March 31, 2021, there was $158,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 2.99 years. Cash received from the exercise of stock options and the tax benefit from the exercise of stock options totaled $4,000 and $5,000, respectively, for the six-month period ended March 31, 2021. Cash received from the exercise of stock options and the tax benefit from the exercise of stock options were $148,000 and $134,000, respectively, for the six-month period ended March 31, 2020.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards.  Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period.  Compensation expense related to restricted stock recognized for the three and six-month periods ended March 31, 2021 was $47,000 and $95,000, respectively.  Compensation expense related to restricted stock recognized for the three and six-month periods ended March 31, 2020 was $49,000 and $96,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of the Company’s nonvested restricted shares activity as of March 31, 2021 and changes during the six-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2020	10,808	$48.04
Granted	—	$—
Vested	(4,375)	$44.77
Forfeited	(200)	$40.09
Nonvested at March 31, 2021	6,233	$50.59

There were 4,375 restricted shares vested during the six-month period ended March 31, 2021 with a total fair value of $277,000. There were 4,086 restricted shares that vested during the six-month period ended March 31, 2020 with a total fair value of $271,000. At March 31, 2021, there was $245,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 2.19 years.

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

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement.  Certain of the Company’s derivative instruments are subject to master netting agreements.  However, the Company has not elected to offset such financial instruments in the consolidated balance sheets.  The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers.  At March 31, 2021 and September 30, 2020, the Company had cash collateral posted with certain derivative counterparties of $1.7 million and $3.0 million, respectively, against its derivative obligations.  Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The tables below provide information on the Company’s derivative financial instruments as of March 31, 2021 and September 30, 2020.

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	March 31,	March 31,	March 31,
(In thousands)	2021	2021	2021

Interest rate lock commitments	$501,695	$262	$—
Forward mortgage loan sale contracts	457,100	5,662	72

	$958,795	$5,924	$72

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	September 30,	September 30,	September 30,
(In thousands)	2020	2020	2020

Interest rate lock commitments	$793,671	$14,937	$—
Forward mortgage loan sale contracts	605,750	226	1,827

	$1,399,421	$15,163	$1,827

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three and six-month periods ended March 31, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020

Interest rate lock commitments	$(11,153)	$2,757	$(14,675)	$2,409
Forward mortgage loan sale contracts	18,977	(10,380)	11,614	(10,817)

	$7,824	$(7,623)	$(3,061)	$(8,408)

11.	Regulatory Capital

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer was 2.50%for 2021 and 2020. The Bank met all capital adequacy requirements to which it was subject as of March 31, 2021 and September 30, 2020.

As of March 31, 2021, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2021:

Total capital (to risk-weighted assets):
Consolidated	$188,352	13.82%	$108,998	8.00%	N/A	N/A
Bank	180,839	13.30	108,794	8.00	$135,993	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$151,517	11.12%	$81,748	6.00%	N/A	N/A
Bank	163,835	12.05	81,596	6.00	$108,794	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$151,517	11.12%	$61,311	4.50%	N/A	N/A
Bank	163,835	12.05 	61,197	4.50	$88,395	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$151,517	9.36%	$64,719	4.00%	N/A	N/A
Bank	163,835	10.22	64,103	4.00	$80,129	5.00%

As of September 30, 2020:

Total capital (to risk-weighted assets):
Consolidated	$168,617	13.37%	$100,929	8.00%	N/A	N/A
Bank	160,452	12.75	100,672	8.00	$125,840	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$133,520	10.58%	$75,697	6.00%	N/A	N/A
Bank	145,152	11.53	75,504	6.00	$100,672	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$133,520	10.58%	$56,773	4.50%	N/A	N/A
Bank	145,152	11.53	56,428	4.50	$81,796	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$133,520	8.53%	$62,617	4.00%	N/A	N/A
Bank	145,152	9.37	61,966	4.00	$77,458	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	Recent Accounting Pronouncements

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and adds certain disclosure requirements for fair value measurements. Among other changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in the update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The adoption of this update, effective October 1, 2020, did not have a material impact on the Company’s consolidated financial position or results of operations.

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

The core banking segment is comprised primarily by the Bank and First Savings Investments, Inc., while the SBA lending segment’s revenues are comprised primarily of net interest income and gains on the sales of SBA loans generated by Q2. The mortgage banking segment operates as a separate division of the Bank.

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

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Three Months Ended March 31, 2021:
Net interest income (loss)	$11,422	$3,227	$439	$(308)	$14,780
Provision for loan losses	106	181	—	—	287
Net interest income (loss) after provision	11,316	3,046	439	(308)	14,493
Net gains on sales of loans, SBA	—	3,239	—	—	3,239
Mortgage banking income	2	—	32,396	—	32,398
Noninterest income	1,490	3,407	34,076	—	38,973
Noninterest expense (income)	9,224	2,449	27,844	(233)	39,284
Income (loss) before taxes	3,582	4,004	6,671	(75)	14,182
Income tax expense (benefit)	633	1,005	2,183	(126)	3,695
Segment profit	2,949	2,999	4,488	51	10,487
Non cash items:
Depreciation and amortization	493	12	62	17	584
Segment assets at March 31, 2021	1,489,670	257,566	246,144	(242,771)	1,750,609

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Six Months Ended March 31, 2021:
Net interest income (loss)	$22,587	$5,374	$1,170	$(612)	$28,519
Provision for loan losses	808	147	—	—	955
Net interest income (loss) after provision	21,779	5,227	1,170	(612)	27,564
Net gains on sales of loans, SBA	—	4,506	—	—	4,506
Mortgage banking income	—	—	74,698	—	74,698
Noninterest income	3,042	4,792	77,322	—	85,156
Noninterest expense (income)	17,510	5,195	61,388	(407)	83,686
Income (loss) before taxes	7,311	4,824	17,104	(205)	29,034
Income tax expense (benefit)	1,322	1,110	6,035	(245)	8,222
Segment profit	5,989	3,714	11,069	40	20,812
Non cash items:
Depreciation and amortization	954	23	121	34	1,132
Segment assets at March 31, 2021	1,489,670	257,566	246,144	(242,771)	1,750,609

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Three Months Ended March 31, 2020:
Net interest income (loss)	$9,335	$1,151	$585	$(300)	$10,771
Provision for loan losses	216	1,489	—	—	1,705
Net interest income (loss) after provision	9,119	(338)	585	(300)	9,066
Net gains on sales of loans, SBA	—	1,229	—	—	1,229
Mortgage banking income	3	—	8,408	—	8,411
Noninterest income	1,411	1,209	8,513	—	11,133
Noninterest expense (income)	6,809	1,841	13,514	(89)	22,075
Income (loss) before taxes	3,721	(970)	(4,416)	(211)	(1,876)
Income tax expense (benefit)	801	(124)	(1,241)	(210)	(774)
Segment profit (loss)	2,920	(846)	(3,175)	(1)	(1,102)
Non cash items:
Depreciation and amortization	279	14	42	17	352
Segment assets at March 31, 2020	1,197,685	106,296	161,134	(96,863)	1,368,252

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Six Months Ended March 31, 2020:
Net interest income (loss)	$18,644	$2,368	$1,142	$(597)	$21,557
Provision for loan losses	736	1,474	—	—	2,210
Net interest income (loss) after provision	17,908	894	1,142	(597)	19,347
Net gains on sales of loans, SBA	—	1,990	—	—	1,990
Mortgage banking income	4	—	24,330	—	24,334
Noninterest income	2,802	2,138	24,425	—	29,365
Noninterest expense (income)	14,002	3,666	28,852	(173)	46,347
Income (loss) before taxes	6,708	(634)	(3,285)	(424)	2,365
Income tax expense (benefit)	1,317	(81)	(976)	(396)	(136)
Segment profit (loss)	5,391	(553)	(2,309)	(28)	2,501
Non cash items:
Depreciation and amortization	621	27	79	34	761
Segment assets at March 31, 2020	1,197,685	106,296	161,134	(96,863)	1,368,252

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the three and six-month periods ended March 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

	(In thousand)
Service charges on deposit accounts	$328	$441	$724	$950
ATM and interchange fees	513	524	1,145	1,027
Investment advisory income	365	83	499	110
Other	32	31	55	57
Revenue from contracts with customers	1,238	1,079	2,423	2,144

Gain on sale of securities	—	7	—	7
Gain on sale of SBA loans	3,239	1,229	4,506	1,990
Mortgage banking income	32,398	8,411	74,698	24,334
Increase in cash value of life insurance	174	194	360	356
Real estate lease income	149	152	296	303
Loan servicing and other income	1,775	61	2,873	231
Other noninterest income	37,735	10,054	82,733	27,221

Total noninterest income	$38,973	$11,133	$85,156	$29,365

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

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheet and was $7.5 million and $7.9 million at March 31, 2021 and September 30,2020, respectively.  Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received.  The Company recorded a lease liability in other liabilities on the consolidated balance sheet, which had a balance of $7.6 million and $8.0 million at March 31, 2021 and September 30, 2020, respectively.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.  Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more.  The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property.  If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.  The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants. At March 31, 2021, the Company had not entered into any leases that had yet to commence.

Lease expense for the three and six–month periods ended March 31, 2021 was $495,000 and $1.0 million, respectively. Lease expense for the three and six-month periods ended March 31, 2020 was $490,000 and $900,000 respectively.  The components of lease expense for the three and six-month periods ended March 31, 2021 and 2020 were as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2021	2020	2020

Operating lease cost	$260	$634	$295	$585
Short-term lease cost	235	412	195	315
	$495	$1,046	$490	$900

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Future minimum commitments due under these lease agreements as of March 31, 2021 are as follows, including renewal options that are reasonably certain to be exercised:

2021 (remaining six months)	$665
2022	1,215
2023	882
2024	790
2025	540
Thereafter	5,479
Total lease payments	9,571
Less imputed interest	(1,947)
Total	$7,624

The lease term and discount rate at March 31, 2021 and September 30, 2020 were as follows:

	March 31,	September 30,
	2021	2020
Weighted-average remaining lease term (years)	18.7	22.6
Weighted-average discount rate	2.27%	2.75%

Supplemental cash flow information for the six–month periods ended March 31, 2021 and 2020 related to leases was as follows:

	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$710	$524

ROU assets obtained in exchange for lease obligations:
Operating leases	$2,037	$7,506

16.Mortgage Banking Income

The components of mortgage banking income for the three and six-month periods ended March 31, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

	(In thousand)

Origination and sale of mortgage loans (1)	$19,367	$14,363	$62,103	$28,989

Net change in fair value of loans held for sale and interest rate lock commitments	(19,570)	3,736	(21,987)	3,272
Realized and unrealized hedging gains (losses)	18,977	(10,380)	11,614	(10,817)
Capitalized residential mortgage loan servicing rights	14,611	1,908	27,483	4,185
Net change in fair value of residential mortgage loan servicing rights	(876)	(1,107)	(3,941)	(1,064)
Provisions for loan repurchases and indemnifications	(111)	(109)	(574)	(231)
Total mortgage banking income	$32,398	$8,411	$74,698	$24,334

(1)	Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

17.Loss Contingency

The Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessing customer fees related to items presented on accounts with insufficient funds (NSF items). The Company has not accrued a loss contingency for this pending litigation at March 31, 2021 because it has not determined that a probable loss will occur and cannot reasonably estimate a potential loss amount.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 3

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

Critical Accounting Policies

During the six-month period ended March 31, 2021, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

●	Our corporate and operations offices have predominantly returned to pre-pandemic schedules and processes, but we have enhanced daily cleaning and instructed employees to maintain appropriate social distancing. Our employees maintain the ability to work remotely, both safely and efficiently using technology, in the event that such is required or necessary. Most of our normally scheduled meetings, including Board of Director meetings and various committee meetings, are now held virtually instead of in-person.
●	We continue to assist customers experiencing COVID-19 related hardships by approving payment extensions or loan forbearance agreements, and waiving or refunding certain fees. During the initial onset of the COVID-19 pandemic, we proactively contacted all commercial borrowers and offered uniform payment extensions or loan forbearance agreements, while requests from consumer borrowers were reviewed and approved on a case-by-case basis. Payment extensions or loan forbearance agreements were generally for periods of three months and included deferment of both principal and interest. Following the expiration of the initial payment extensions or loan forbearance agreements, we entertain requests for extended periods on a case-by-case basis, which will generally include deferment of only the principal portion of payments for a period of up to three months. The table below summarizes payment extensions or loan forbearance agreements that were in effect at April 19, 2021.

		Outstanding
	Number of	Principal
	Loans	Balance
(Dollars in thousands)
Residential real estate	2	$113
Commercial real estate	3	9,889
Commercial business	1	120
SBA commercial real estate	1	1,117
SBA commercial business	4	2,269
Consumer	1	6

Total	12	$13,514

●	Under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020, the SBA made six months of principal and interest payments for loans of existing SBA clients that were in “regular servicing status” (not delinquent) at March 27, 2020 and for loans of new SBA clients originated between March 27, 2020 and September 27, 2020. The CARES Act provided financial support for many of the Company’s SBA borrowers, which resulted in relatively few of such requiring payment extensions or loan forbearance agreements. Following the expiration of the SBA-provided loan payments under the CARES Act for most of the SBA clients, the five SBA clients included in the preceding table, which operate in COVID-sensitive industries, were granted payment extensions or loan forbearance agreements. The Coronavirus Response and Relief Supplemental Appropriations Act (“CRRSAA”), which was signed into law on December 27, 2020, provides additional SBA-provided loan payments to eligible SBA borrowers beginning in February 2021, including the aforementioned five SBA clients following the expiration of their payment extensions or loan forbearance agreements.
●	The Company participated in the first round of the SBA’s Paycheck Protection Program (“PPP”), which was originally authorized by the CARES Act, and the second round of the PPP, which was authorized by the CRRSAA. At March 31, 2021, the outstanding principal balance of PPP loans was $159.3 million and net deferred loan fees related to PPP loans was approximately $2.1 million, which will be recognized over the life of the loans and as borrowers are granted forgiveness.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

●	As a result of the COVID-19 pandemic, the leisure and hospitality industries carry a higher degree of credit risk. At March 31, 2021, the outstanding principal balance of loans secured by restaurant related collateral was $168.6 million, of which $75.3 million is fully guaranteed by the SBA, including $74.9 million of PPP loans, and $82.2 million is secured by commercial real estate where the collateral property is leased to national-brand, investment-grade tenants. At March 31, 2021, the outstanding principal balance of loans secured by hotel real estate was $17.6 million, of which $3.9 million is fully guaranteed by the SBA, including $878,000 of PPP loans. The three commercial real estate and the SBA commercial real estate loans included in the preceding table totaling $9.9 million and $1.1 million, respectively, are secured by hotel real estate. Based on our evaluation of the allowance for loan losses at March 31, 2021, management believes the allowance for loan losses is adequate to cover estimated losses at that date. However, as the pandemic continues, losses could be recognized beyond those estimates at March 31, 2021.

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

Comparison of Financial Condition at March 31, 2021 and September 30, 2020

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.9 million from $33.7 million at September 30, 2020 to $30.8 million at March 31, 2021.

Loans. Net loans receivable increased $38.3 million, from $1.09 billion at September 30, 2020 to $1.13 billion at March 31, 2021, primarily due to continued growth in the single tenant net lease commercial real estate loan portfolio, which increased $37.4 million during the period.

Loans Held for Sale. Loans held for sale decreased $78.4 million, from $285.5 million at September 30, 2020 to $207.1 million at March 31, 2021, due to decreases in residential mortgage loans held for sale and SBA loans held for sale of $73.0 million and $5.4 million, respectively.  The decreases in residential mortgage loans held for sale and SBA loans held for sale were due to loan sales outpacing originations during the period.

Securities Available for Sale. Securities available for sale increased $3.4 million, from $202.0 million at September 30, 2020 to $205.4 million at March 31, 2021, due primarily to purchases of $17.8 million, partially offset by calls and maturities of $9.4 million, a decrease in the unrealized gain on securities available for sale of $2.6 million, and principal repayments of $2.1 million.

Securities Held to Maturity. Investment securities held to maturity decreased $145,000 from $2.1 million at September 30, 2020 to $2.0 million at March 31, 2021 due to partial calls and principal repayments.  There were no purchases of securities held to maturity during the six-month period ended March 31, 2021.

Deposits. Total deposits increased $47.4 million, from $1.05 billion at September 30, 2020 to $1.10 billion at March 31, 2021, due to increases in non-interest bearing deposit accounts and interest bearing deposit accounts of $42.1 million and $5.4 million, respectively.

FHLB Borrowings.  Borrowings from the FHLB decreased $21.6 million, from $310.9 million at September 30, 2020 to $289.2 million at March 31, 2021.  The decrease in borrowings was primarily due to maturities during the period, which did not need to be replaced due to deposit growth during the period.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Federal Reserve PPPLF Borrowings. The Company utilizes the Federal Reserve PPP Liquidity Facility (“PPPLF”) to fund certain PPP loans, which are pledged as collateral to secure the borrowings.  PPPLF borrowings decreased $46.3 million, from $174.8 million at September 30, 2020 to $128.5 million at March 31, 2021 due to repayments.

Equity. Stockholders’ equity attributable to the Company was $173.0 million at March 31, 2021, an increase of $15.8 million from September 30, 2020 due primarily to a $19.6 million increase in retained earnings. That increase was partially offset by a decrease in net unrealized gains on available for sale securities included in accumulated other comprehensive income of $2.0 million and a decrease in additional paid in capital of $1.8 million due to the Bank’s acquisition of the minority interests in Q2 Business Capital, LLC on December 31, 2020.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Overview. The Company reported net income of $10.5 million, or $4.39 per diluted share, for the three-month period ended March 31, 2021 compared to a net loss of $627,000, or a net loss of $0.26 per diluted share, for the three-month period ended March 31, 2020.

Net Interest Income. Net interest income increased $4.0 million, or 37.2%, for the three-month period ended March 31, 2021 as compared to the same period in 2020.  Average interest-earning assets increased $435.6 million and average interest-bearing liabilities increased $328.4 million when comparing the two periods.  The tax-equivalent net interest margin was 3.69% for 2021 compared to 3.68% for 2020.

Total interest income increased $3.3 million, or 24.2%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $435.6 million, from $1.20 billion for 2020 to $1.64 billion for 2021, partially offset by a decrease in the average tax equivalent yield on interest-earning assets from 4.61% for 2020 to 4.19% for 2021.  The majority of the increase in average interest-earning assets was attributable to loans.  The average balance of loans increased $411.8 million, or 42.4%, compared to 2020, including an increase of $164.5 million related to PPP loans.

Total interest expense decreased $723,000, or 25.8%, due to a decrease in the average cost of interest-bearing liabilities from 1.13% for 2020 to 0.63% for 2021, partially offset by an increase in the average balance of interest-bearing liabilities of $328.4 million, from $984.2 million for 2020 to $1.31 billion for 2021.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended March 31, 2021 and 2020. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Three Months Ended March 31,
	2021			2020
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$48,035	$18	0.15%	$48,306	$153	1.27%
Loans, excluding PPP loans	1,217,398	13,033	4.28	970,083	11,736	4.84
PPP loans	164,533	2,031	4.94	—	—	0.00
Investment securities - taxable	42,424	432	4.07	46,216	504	4.36
Investment securities - nontaxable	146,145	1,487	4.07	122,770	1,300	4.24
FRB and FHLB stock	19,294	167	3.46	14,878	151	4.06
Total interest-earning assets	1,637,829	17,168	4.19	1,202,253	13,844	4.61

Noninterest-earning assets	157,012			107,096
Total assets	$1,794,841			$1,309,349

Liabilities and equity:
NOW accounts	$248,933	$154	0.25%	$185,809	$137	0.29%
Money market deposit accounts	168,895	180	0.43	110,500	244	0.88
Savings accounts	154,161	23	0.06	122,719	24	0.08
Time deposits	268,567	414	0.62	297,023	1,220	1.64
Total interest-bearing deposits	840,556	771	0.37	716,051	1,625	0.91

Federal funds purchased	—	—	0.00	143	1	2.80%
FHLB borrowings	293,819	833	1.13	248,205	838	1.35
Federal Reserve PPPLF borrowings	158,354	137	0.35	—	—	0.00
Subordinated debt	19,786	319	6.45	19,752	319	6.46
Total interest-bearing liabilities	1,312,515	2,060	0.63	984,151	2,783	1.13

Noninterest-bearing deposits	265,017			174,951
Other noninterest-bearing liabilities	49,342			24,772
Total liabilities	1,626,874			1,183,874

Total stockholders’ equity	167,970			125,462
Noncontrolling interest in subsidiary	(3)			13
Total equity	167,967			125,475

Total liabilities and equity	$1,794,841			$1,309,349
Net interest income (taxable equivalent basis)		15,108			11,061
Less: taxable equivalent adjustment		(328)			(290)
Net interest income		$14,780			$10,771
Interest rate spread (taxable equivalent basis)			3.56%			3.48%
Net interest margin (taxable equivalent basis)			3.69%			3.68%
Net interest margin, excluding PPP and PPPLF (taxable equivalent basis)			3.59%			3.68%
Average interest-earning assets to average interest-bearing liabilities			124.79%			122.16%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended March 31, 2021 and 2020. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended March 31, 2021
	Compared to
	Three Months Ended March 31, 2020
	Increase (Decrease)
	Due to

	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$(135)	$—	$(135)
Loans, excluding PPP loans	(1,522)	2,819	1,297
PPP loans	—	2,031	2,031
Investment securities - taxable	(32)	(40)	(72)
Investment securities - nontaxable	(56)	243	187
FRB and FHLB stock	(26)	42	16
Total interest-earning assets	(1,771)	5,095	3,324

Interest expense:
Deposits	(1,053)	199	(854)
Federal funds purchased	—	(1)	(1)
Borrowings from FHLB	(146)	141	(5)
Federal Reserve PPPLF borrowings	—	137	137
Subordinated debt	—	—	—
Total interest-bearing liabilities	(1,199)	476	(723)

Net increase (decrease) in net interest income (taxable equivalent basis)	$(572)	$4,619	$4,047

Provision for Loan Losses. The provision for loan losses was $287,000 for the three-month period ended March 31, 2021 compared to $1.7 million for the same period in 2020.

The Company recognized net recoveries of $8,000 for the three-month period ended March 31, 2021 compared to net charge-offs of $544,000 for the same period in 2020.  The lower provision for loan losses in 2021 is primarily due to changes in qualitative factors within the allowance for losses calculation related to economic uncertainties surrounding COVID-19 made in 2020 and lesser net charge-offs in 2021.

Noninterest Income.  Noninterest income increased $27.8 million for the three-month period ended March 31, 2021 as compared to the same period in 2020.  The increase was primarily due to increases in mortgage banking income of $24.0 million and net gains on sales of SBA loans of $2.0 million.  The increase in mortgage banking income was due to production from the secondary-market residential mortgage lending segment.  The increase in net gain on sales of SBA loans was primarily due to increases in production and sales volume from the SBA lending segment, as well as higher premiums in the secondary market.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Expense.  Noninterest expense increased $17.2 million for the three-month period ended March 31, 2021 as compared to the same period in 2020.  The increase was primarily due to an increase in compensation and benefits of $14.6 million and an increase in professional fees of $1.1 million.  The increase in compensation and benefits expense is attributable to the addition of new employees primarily to support the growth of the Company’s mortgage banking and SBA lending activities, routine salary and benefits adjustments, and increased incentive compensation primarily as a result of the performance of the Company’s mortgage banking segment.  The increase in professional fees was primarily due to the mortgage banking segment and represented various outsourced services.

Income Tax Expense.  The Company recognized income tax expense of $3.7 million for the three-month period ended March 31, 2021 as compared to an income tax benefit of $774,000 for the same period in 2020.  The tax benefit for 2020 was primarily the result of a pretax operating loss for the quarter.  The effective tax rate for 2021 was 26.1%.

Results of Operations for the Six Months Ended March 31, 2021 and 2020

Overview.  The Company reported net income of $20.4 million, or $8.55 per diluted share, for the six-month period ended March 31, 2021 compared to net income of $2.8 million, or $1.18 per diluted share, for the six-month period ended March 31, 2020.

Net Interest Income.  Net interest income increased $7.0 million, or 32.3%, for the six-month period ended March 31, 2021 as compared to the same period in 2020.  Average interest-earning assets increased $447.8 million and average interest-bearing liabilities increased $352.2 million when comparing the two periods.  The tax-equivalent net interest margin was 3.58% for 2021 compared to 3.74% for 2020.

Total interest income increased $5.7 million, or 20.8%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $447.8 million, from $1.18 billion for 2020 to $1.63 billion for 2021, partially offset by a decrease in the average tax equivalent yield on interest-earning assets from 4.69% for 2020 to 4.11% for 2021.  The majority of the increase in average interest-earning assets was attributable to loans.  The average balance of loans increased $430.7 million, or 45.2%, compared to 2020, including an increase of $172.0 million related to PPP loans.

Total interest expense decreased $1.3 million, or 23.0%, due to a decrease in the average cost of interest-bearing liabilities from 1.18% for 2020 to 0.66% for 2021, partially offset by an increase in the average balance of interest-bearing liabilities of $352.2 million, from $959.5 million for 2020 to $1.31 billion for 2021.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the six-month periods ended March 31, 2021 and 2020.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Average balances presented are daily averages.  Nonaccrual loans are included in average balances only.  Loan fees are included in interest income on loans and are not material.  Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Six Months Ended March 31,
	2021			2020
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$41,148	$36	0.17%	$47,295	$358	1.51%
Loans, excluding PPP loans	1,211,271	26,204	4.33	952,552	23,460	4.93
PPP loans	172,006	3,116	3.62	—	—	0.00
Investment securities – taxable	42,443	903	4.26	48,185	1,089	4.52
Investment securities – nontaxable	146,261	2,995	4.10	121,387	2,578	4.25
FRB and FHLB stock	18,636	275	2.95	14,511	305	4.20
Total interest-earning assets	1,631,765	33,529	4.11	1,183,930	27,790	4.69

Noninterest-earning assets	154,005			103,103
Total assets	$1,785,770			$1,287,033

Liabilities and equity:
NOW accounts	$247,756	$352	0.28%	$185,550	$277	0.30%
Money market deposit accounts	158,170	352	0.45	113,479	549	0.97
Savings accounts	149,680	46	0.06	121,167	48	0.08
Time deposits	270,018	957	0.71	291,565	2,500	1.71
Total interest-bearing deposits	825,624	1,707	0.41	711,761	3,374	0.95

Federal funds purchased	—	—	0.00	71	1	2.82
FHLB borrowings	300,128	1,694	1.13	227,918	1,646	1.44
Federal Reserve PPPLF borrowings	166,112	290	0.35	—	—	0.00
Subordinated debt	19,794	656	6.63	19,743	637	6.45
Total interest-bearing liabilities	1,311,658	4,347	0.66	959,493	5,658	1.18

Noninterest-bearing deposits	258,399			177,969
Other noninterest-bearing liabilities	50,566			25,592
Total liabilities	1,620,623			1,163,054

Total stockholders’ equity	164,903			123,919
Noncontrolling interest in subsidiary	244			60
Total equity	165,147			123,979

Total liabilities and equity	$1,785,770			$1,287,033
Net interest income (taxable equivalent basis)		29,182			22,132
Less: taxable equivalent adjustment		(663)			(575)
Net interest income		$28,519			$21,557
Interest rate spread (taxable equivalent basis)			3.45%			3.51%
Net interest margin (taxable equivalent basis)			3.58%			3.74%
Net interest margin, excluding PPP and PPPLF (taxable equivalent basis)			3.61%			3.74%
Average interest-earning assets to average interest-bearing liabilities			124.40%			123.39%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the six-month periods ended March 31, 2021 and 2020.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Six Months Ended March 31, 2021
	Compared to
	Six Months Ended March 31, 2020
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$(296)	$(26)	$(322)
Loans, excluding PPP loans	(3,246)	5,990	2,744
PPP loans	—	3,116	3,116
Investment securities – taxable	(60)	(126)	(186)
Investment securities – nontaxable	(102)	519	417
FRB and FHLB stock	(104)	74	(30)
Total interest-earning assets	(3,808)	9,547	5,739

Interest expense:
Deposits	(2,054)	387	(1,667)
Federal funds purchased	—	(1)	(1)
Borrowings from FHLB	(416)	464	48
Federal Reserve PPPLF borrowings	—	290	290
Subordinated debt	18	1	19
Total interest-bearing liabilities	(2,452)	1,141	(1,311)

Net increase (decrease) in net interest income (taxable equivalent basis)	$(1,356)	$8,406	$7,050

Provision for Loan Losses.  The provision for loan losses was $995,000 for the six-month period ended March 31, 2021 compared to $2.2 million for the same period in 2020.

The Company recognized net charge-offs of $562,000 for the six-month period ended March 31, 2021 compared to net charge-offs of $559,000 for the same period in 2020.  The lower provision for loan losses in 2021 is primarily due to changes in qualitative factors within the allowance for losses calculation related to economic uncertainties surrounding COVID-19 made in 2020.

Noninterest Income.  Noninterest income increased $55.8 million for the six-month period ended March 31, 2021 as compared to the same period in 2020.  The increase was primarily due to increases in mortgage banking income of $50.4 million, net gains on sales of SBA loans of $2.5 million and other income of $2.5 million.  The increase in mortgage banking income was due to production from the secondary-market residential mortgage lending segment.  The increase in net gain on sales of SBA loans was primarily due to increases in production and sales volume from the SBA lending segment, as well as higher premiums in the secondary market.  The increase in other income was primarily due to service fee income from the mortgage banking segment.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Expense.  Noninterest expense increased $37.3 million for the six-month period ended March 31, 2021 as compared to the same period in 2020.  The increase was primarily due to an increase in compensation and benefits of $30.6 million and an increase in other operating expense of $2.3 million.  The increase in compensation and benefits expense is attributable to the addition of new employees primarily to support the growth of the Company’s mortgage banking and SBA lending activities, routine salary and benefits adjustments, and increased incentive compensation primarily as a result of the performance of the Company’s mortgage banking segment.  The increase in other operating expense was primarily due to the mortgage banking segment.

Income Tax Expense.  The Company recognized income tax expense of $8.2 million for the six-month period ended March 31, 2021 as compared to an income tax benefit of $136,000 for the same period in 2020.  The tax benefit for 2020 was the result of the Company’s tax-exempt income and investments in tax credit bonds.  The effective tax rate for 2021 was 28.3%.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At March 31, 2021, the Bank had cash and cash equivalents of $30.8 million and securities available-for-sale with a fair value of $205.4 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank and the Captive.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At March 31, 2021, the Company (unconsolidated basis) had liquid assets of $4.0 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  As of March 31, 2021, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 10.22%, 12.05%, 12.05% and 13.30%, respectively.  The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines.  At March 31, 2021, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six-month period ended March 31, 2021, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

The Company’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates by operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets and decrease the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of short-term residential mortgage, commercial mortgage and commercial business loans, which are retained by the Company for its portfolio, and by generally selling all fixed rate residential mortgage loans in the secondary market. The Company relies on retail deposits as its primary source of funds. Management believes the primary use of retail deposits, complimented with a modest allocation of brokered and reciprocal certificates of deposit and FHLB borrowings, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

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

	At March 31, 2021		At September 30, 2020
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(3,160)	(6.92)%	$(2,493)	(5.30)%
200bp	(1,304)	(2.86)	(593)	(1.26)
100bp	342	0.75	942	2.00
(100)bp	(1,401)	(3.07)	(1,132)	(2.40)
(200)bp	(2,078)	(4.55)	(1,939)	(4.12)

At March 31, 2021, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $342,000, or 0.75%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 2.86% and 6.92%, respectively.  An immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $1.4 million, or 3.07%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to decrease by 4.55%. All estimated changes presented in the above table are within the policy guidelines approved by the Company’s Board of Directors.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of March 31, 2021 (the “Evaluation Date”), the Company performed an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition or results of operations. As previously discussed in Note 17, the Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessment of customer fees related to items presented on accounts with insufficient funds (NSF items).

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended March 31, 2021:

				(d)
			(c)	Maximum number
			Total number of shares	(or appropriate dollar value)
	(a)	(b)	(or units) purchased as	of shares (or units)
	Total number of	Average price	part of publicly	that may yet be
	shares (or units)	paid per share	announced plans or	purchased under
Period	purchased	(or unit)	programs (1)	the plans or programs
January 1, 2021 through January 31, 2021	—	$—	—	43,405
February 1, 2021 through February 28, 2021	—	$—	—	43,405
March 1, 2021 through March 31, 2021	—	$—	—	43,405
Total	—	$—	—	43,405
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated May 12, 2021	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated May 12, 2021	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer