Form 10-Q
period 2021-06-30
First Savings Financial Group, Inc.
filed 2021-08-13
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒	Smaller Reporting Company ☒

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

The number of shares outstanding of the registrant’s common stock as of August 6, 2021 was 2,375,296.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2021	2020

ASSETS
Cash and due from banks	$14,388	$12,807
Interest-bearing deposits with banks	8,521	20,919
Total cash and cash equivalents	22,909	33,726

Interest-bearing time deposits	2,226	2,964
Securities available for sale, at fair value	207,628	201,965
Securities held to maturity	1,923	2,102

Loans held for sale, residential mortgage ($232,708 at fair value at June 30, 2021 and $208,493 at fair value at September 30, 2020)	242,357	263,406
Loans held for sale, single tenant net lease	17,506	—
Loans held for sale, Small Business Administration	17,511	22,119
Loans, net of allowance for loan losses of $14,642 at June 30, 2021 and $17,026 at September 30, 2020	1,065,852	1,090,063
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	19,258	17,293
Premises and equipment	27,146	24,412
Other real estate owned, held for sale	1,734	1,728
Accrued interest receivable:
Loans	4,682	4,585
Securities	2,329	1,877
Cash surrender value of life insurance	44,338	31,758
Goodwill	9,848	9,848
Core deposit intangibles	1,042	1,202
Residential mortgage loan servicing rights, at fair value	47,413	21,703
SBA loan servicing rights	4,365	3,748
Other assets	18,561	30,126

Total Assets	$1,758,628	$1,764,625

LIABILITIES
Deposits:
Noninterest-bearing	$281,942	$242,673
Interest-bearing	845,213	805,403
Total deposits	1,127,155	1,048,076

Federal Home Loan Bank borrowings	283,289	310,858
Federal Reserve PPPLF borrowings	107,829	174,834
Other borrowings	19,848	19,797
Accrued interest payable	684	683
Advance payments by borrowers for taxes and insurance	1,552	2,615
Accrued expenses and other liabilities	40,536	50,197
Total Liabilities	1,580,893	1,607,060

EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 2,569,122 shares (2,567,842 at September 30, 2020); outstanding 2,374,796 shares (2,375,324 shares at September 30, 2020)	26	26
Additional paid-in capital	25,715	27,480
Retained earnings - substantially restricted	146,191	123,158
Accumulated other comprehensive income	10,358	11,209
Unearned stock compensation	(184)	(348)
Less treasury stock, at cost - 194,326 shares (192,518 shares at September 30, 2020)	(4,371)	(4,253)
Total First Savings Financial Group, Inc. Stockholders’ Equity	177,735	157,272
Noncontrolling interests in subsidiary	—	293
Total Equity	177,735	157,565

Total Liabilities and Equity	$1,758,628	$1,764,625

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020

INTEREST INCOME
Loans, including fees	$14,347	$12,816	$43,632	$36,242
Securities:
Taxable	447	502	1,350	1,591
Tax-exempt	1,181	1,196	3,548	3,233
Dividend income	161	168	436	473
Interest-bearing deposits with banks	14	37	50	395
Total interest income	16,150	14,719	49,016	41,934

INTEREST EXPENSE
Deposits	723	1,311	2,430	4,685
Federal funds purchased and repurchase agreements	—	2	—	3
Federal Home Loan Bank borrowings	780	846	2,474	2,492
Federal Reserve PPPLF borrowings	98	66	388	66
Other borrowings	320	318	976	955
Total interest expense	1,921	2,543	6,268	8,201

Net interest income	14,229	12,176	42,748	33,733
Provision (credit) for loan losses	(2,730)	2,980	(1,775)	5,190

Net interest income after provision (credit) for loan losses	16,959	9,196	44,523	28,543

NONINTEREST INCOME
Service charges on deposit accounts	343	269	1,067	1,219
ATM and interchange fees	650	491	1,795	1,518
Net gain on sales of available for sale securities and time deposits	—	—	—	7
Net unrealized gain (loss) on equity securities	(2)	9	36	(18)
Net gain on sales of loans, Small Business Administration	2,322	1,317	6,828	3,307
Mortgage banking income	14,351	43,857	91,503	68,307
Increase in cash surrender value of life insurance	179	191	539	547
Commission income	406	70	905	180
Real estate lease income	148	138	444	441
Net gain (loss) on premises and equipment	7	—	78	(9)
Other income	381	620	746	828
Total noninterest income	18,785	46,962	103,941	76,327

NONINTEREST EXPENSE
Compensation and benefits	21,330	26,896	84,673	59,623
Occupancy and equipment	2,586	2,212	7,685	6,123
Data processing	717	532	2,055	1,580
Advertising	1,349	1,861	5,712	5,104
Professional fees	1,491	924	4,360	2,073
FDIC insurance premiums	106	248	340	351
Net (gain) loss on other real estate owned	(48)	1	(44)	(1)
Other operating expenses	3,088	2,335	9,524	6,503
Total noninterest expense	30,619	35,009	114,305	81,356
Income before income taxes	5,125	21,149	34,159	23,514
Income tax expense	817	5,540	9,039	5,404
Net Income	4,308	15,609	25,120	18,110
Less: net income (loss) attributable to noncontrolling interests	—	204	402	(107)
Net Income Attributable to First Savings Financial Group, Inc.	$4,308	$15,405	$24,718	$18,217

Net income per share:
Basic	$1.82	$6.51	$10.43	$7.74
Diluted	$1.80	$6.51	$10.35	$7.66

Weighted average shares outstanding:
Basic	2,369,827	2,365,217	2,368,835	2,353,816
Diluted	2,392,981	2,366,787	2,388,745	2,377,399

Dividends per share	$0.36	$0.17	$0.71	$0.50

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

Net Income	$4,308	$15,609	$25,120	$18,110

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	1,488	13,509	(1,077)	4,832
Income tax expense (benefit)	(312)	(2,879)	226	(1,021)
Net of tax amount	1,176	10,630	(851)	3,811

Less: reclassification adjustment for realized gains included in net income	—	—	—	(7)
Income tax expense	—	—	—	2
Net of tax amount	—	—	—	(5)

Other Comprehensive Income (Loss)	1,176	10,630	(851)	3,806

Comprehensive Income	5,484	26,239	24,269	21,916
Less: comprehensive income (loss) attributable to noncontrolling interests	—	204	402	(107)

Comprehensive Income Attributable to First Savings Financial Group, Inc.	$5,484	$26,035	$23,867	$22,023

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total

Three Months Ended June 30, 2020:
Balances at April 1, 2020	$26	$27,436	$93,425	$472	$(446)	$(4,254)	$(414)	$116,245

Net income	—	—	15,405	—	—	—	204	15,609

Other comprehensive income	—	—	—	10,630	—	—	—	10,630

Common stock dividends - $0.17 per share	—	—	(404)	—	—	—	—	(404)

Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)

Stock compensation expense	—	22	—	—	49	—	—	71

Stock option exercises	—	—	—	—	—	1	—	1

Balances at June 30, 2020	$26	$27,458	$108,426	$11,102	$(397)	$(4,253)	$(214)	$142,148

Three Months Ended June 30, 2021:
Balances at April 1, 2021	$26	$25,682	$142,738	$9,182	$(245)	$(4,343)	$—	$173,040

Net income	—	—	4,308	—	—	—	—	4,308

Other comprehensive income	—	—	—	1,176	—	—	—	1,176

Common stock dividends - $0.36 per share	—	—	(855)	—	—	—	—	(855)

Restricted stock forfeitures - 300 shares	—	(17)	—	—	17	—	—	—

Stock compensation expense	—	22	—	—	44	—	—	66

Stock option exercises - 480 shares	—	28	—	—	—	—	—	28

Purchase of 411 treasury shares	—	—	—	—	—	(28)	—	(28)

Balances at June 30, 2021	$26	$25,715	$146,191	$10,358	$(184)	$(4,371)	$—	$177,735

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total

Nine Months Ended June 30, 2020:
Balances at October 1, 2019	$26	$27,494	$91,228	$7,296	$(446)	$(4,545)	$204	$121,257

Cumulative effect adjustment, adoption of ASU 2016-02	—	—	166	—	—	—	—	166

Net income (loss)	—	—	18,217	—	—	—	(107)	18,110

Other comprehensive income	—	—	—	3,806	—	—	—	3,806

Common stock dividends - $0.50 per share	—	—	(1,185)	—	—	—	—	(1,185)

Distributions to noncontrolling interests	—	—	—	—	—	—	(311)	(311)

Restricted stock grants - 1,436 shares	—	95	—	—	(95)	—	—	—

Stock compensation expense	—	64	—	—	144	—	—	208

Stock option exercises - 28,361 shares	—	(195)	—	—	—	594	—	399

Purchase of 4,702 treasury shares	—	—	—	—	—	(302)	—	(302)

Balances at June 30, 2020	$26	$27,458	$108,426	$11,102	$(397)	$(4,253)	$(214)	$142,148

Nine Months Ended June 30, 2021:
Balances at October 1, 2020	$26	$27,480	$123,158	$11,209	$(348)	$(4,253)	$293	$157,565

Net income	—	—	24,718	—	—	—	402	25,120

Acquisition of minority interests in Q2	—	(1,888)	—	—	—	—	(695)	(2,583)

Other comprehensive loss	—	—	—	(851)	—	—	—	(851)

Common stock dividends - $0.71 per share	—	—	(1,685)	—	—	—	—	(1,685)

Restricted stock forfeitures - 500 shares	—	(25)	—	—	25	—	—	—

Stock compensation expense	—	68	—	—	139	—	—	207

Stock option exercises - 1,780 shares	—	80	—	—	—	—	—	80

Purchase of 1,808 treasury shares	—	—	—	—	—	(118)	—	(118)

Balances at June 30, 2021	$26	$25,715	$146,191	$10,358	$(184)	$(4,371)	$—	$177,735

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,120	$18,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	(1,775)	5,190
Depreciation and amortization	1,700	1,281
Amortization of premiums and accretion of discounts on securities, net	576	425
Amortization and accretion of fair value adjustments on loans, net	(1,122)	(665)
Loans originated for sale	(3,570,792)	(2,125,722)
Proceeds on sales of loans	3,672,227	2,060,021
Net realized and unrealized gain on loans held for sale	(50,401)	(57,441)
Capitalization of loan servicing rights	(34,255)	(12,177)
Net change in value of loan servicing rights	7,928	2,578
Net realized and unrealized gain on other real estate owned	(54)	(16)
Net gain on sales of available for sale securities and time deposits	—	(7)
Increase in cash surrender value of life insurance	(539)	(547)
Net (gain) loss on equity securities	(36)	18
Net (gain) loss on sale of premises and equipment	(78)	9
Deferred income taxes	6,702	1,739
Stock compensation expense	207	208
Increase in accrued interest receivable	(549)	(1,596)
Increase (decrease) in accrued interest payable	1	(433)
Change in other assets and liabilities, net	(3,550)	13,595
Net Cash Provided By (Used In) Operating Activities	51,310	(95,430)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(252)	(693)
Proceeds from sales and maturities of interest-bearing time deposits	980	445
Purchase of securities available for sale	(22,273)	(35,053)
Proceeds from sales of securities available for sale	—	3,180
Proceeds from maturities of securities available for sale	11,686	5,130
Proceeds from maturities of securities held to maturity	165	169
Principal collected on securities	3,295	4,656
Net increase in loans	(16,542)	(275,984)
Proceeds from redemption of Federal Reserve Bank stock	53	—
Purchase of Federal Home Loan Bank stock	(2,018)	(4,253)
Investment in cash surrender value of life insurance	(12,042)	(4,481)
Proceeds from sale of other real estate owned	424	182
Purchase of premises and equipment	(4,589)	(6,451)
Proceeds from sales of premises and equipment	438	118
Acquisition of minority interests in Q2	(3,172)	—
Net Cash Used In Investing Activities	(43,847)	(313,035)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	79,079	148,486
Net decrease in federal funds purchased	—	(4,000)
Decrease in Federal Home Loan Bank line of credit	(17,569)	(3,922)
Proceeds from Federal Home Loan Bank advances	435,000	325,000
Repayment of Federal Home Loan Bank advances	(445,000)	(245,000)
Net increase (decrease) in Federal Reserve PPPLF borrowings	(67,005)	174,835
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(1,063)	579
Proceeds from exercise of stock options	4	148
Taxes paid on stock award shares for employees	(41)	(53)
Dividends paid on common stock	(1,685)	(1,185)
Distributions to noncontrolling interests	—	(311)
Net Cash Provided By (Used In) Financing Activities	(18,280)	394,577

Net Decrease in Cash and Cash Equivalents	(10,817)	(13,888)

Cash and cash equivalents at beginning of period	33,726	41,432

Cash and Cash Equivalents at End of Period	$22,909	$27,544

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2021, the results of operations for the three- and nine-month periods ended June 30, 2021 and 2020, and the cash flows for the nine-month periods ended June 30, 2021 and 2020.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.

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

Investment securities have been classified according to management’s intent.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
June 30, 2021:
Securities available for sale:

U.S. agency bonds and notes	$250	$—	$—	$250
Agency mortgage-backed	8,733	323	57	8,999
Agency CMO	9,011	264	10	9,265
Privately-issued CMO	754	84	7	831
Privately-issued ABS	748	58	1	805
SBA certificates	2,292	2	21	2,273
Municipal bonds	172,730	12,641	166	185,205

Total securities available for sale	$194,518	$13,372	$262	$207,628

Securities held to maturity:

Agency mortgage-backed	$69	$5	$—	$74
Municipal bonds	1,854	240	—	2,094

Total securities held to maturity	$1,923	$245	$—	$2,168

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
September 30, 2020:
Securities available for sale:

Agency mortgage-backed	$7,499	$453	$—	$7,952
Agency CMO	9,398	407	—	9,805
Privately-issued CMO	886	80	8	958
Privately-issued ABS	884	81	5	960
SBA certificates	639	58	3	694
Municipal bonds	168,472	13,180	56	181,596

Total securities available for sale	$187,778	$14,259	$72	$201,965

Securities held to maturity:

Agency mortgage-backed	$82	$7	$—	$89
Municipal bonds	2,020	276	—	2,296

Total securities held to maturity	$2,102	$283	$—	$2,385

The amortized cost and fair value of investment securities as of June 30, 2021 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$8,950	$9,058	$253	$279
Due after one year through five years	25,763	26,890	941	1,053
Due after five years through ten years	32,428	34,610	660	762
Due after ten years	105,839	114,897	—	—
CMO	9,765	10,096	—	—
ABS	748	805	—	—
SBA certificates	2,292	2,273	—	—
Mortgage-backed securities	8,733	8,999	69	74

	$194,518	$207,628	$1,923	$2,168

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at June 30, 2021 and September 30, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses

	(Dollars in thousands)
June 30, 2021:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	1	$3,100	$57
Agency CMO	2	1,480	10
SBA certificates	1	2,131	20
Municipal bonds	5	5,683	73

Total less than twelve months	9	12,394	160

Continuous loss position more than twelve months:
Privately-issued CMO	1	23	7
Privately-issued ABS	1	373	1
SBA certificates	1	105	1
Municipal bonds	1	1,906	93

Total more than twelve months	4	2,407	102

Total securities available for sale	13	$14,801	$262

September 30, 2020:
Securities available for sale:

Continuous loss position less than twelve months:
Privately-issued ABS	1	$446	$5
Municipal bonds	2	2,444	56

Total less than twelve months	3	2,890	61

Continuous loss position more than twelve months:
Privately-issued CMO	1	26	8
SBA certificates	1	188	3

Total more than twelve months	2	214	11

Total securities available for sale	5	$3,104	$72

At June 30, 2021 and September 30, 2020, the Company did not have any securities held to maturity with an unrealized loss.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The total available for sale debt securities in loss positions at June 30, 2021, which consisted of agency mortgage-backed securities, agency CMOs, privately-issued CMOs, privately-issued ABS, municipal bonds and SBA certificates, had a fair value as a percentage of amortized cost of 98.26%. The municipal securities are issued by municipal governments, and are generally secured by municipal project revenues or general obligations of the municipality.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At June 30, 2021, the Company held eleven privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $530,000 and fair value of $544,000 that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various rating agencies.

At June 30, 2021, one privately-issued CMO security and one privately-issued ABS were in a loss position, and had depreciated approximately 1.98% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $396,000 and a total unrealized loss of $8,000 at June 30, 2021. Based on the independent third party analysis of the expected cash flows, management determined that no other-than-temporary impairment was required to be recognized on the privately issued CMO and ABS portfolios at June 30, 2021. While the Company did not have any additional credit-related impairment losses at June 30, 2021, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related impairment charge in the future.

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

During the three and nine-month periods ended June 30, 2021, the Company did not realize any gross gains or losses on sales of available for sale securities. During the nine-month period ended June 30, 2020, the Company realized gross gains on sales of available for sale securities of $15,000, and gross losses of $8,000. The Company did not realize any gross gains or losses on sales of available for sale securities during the three-month period ended June 30, 2020.

Certain available for sale debt securities were pledged to secure FHLB borrowings at June 30, 2021 and September 30, 2020, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at June 30, 2021 and September 30, 2020 consisted of the following:

	June 30,	September 30,
	2021	2020

	(In thousands)
Real estate mortgage:
1-4 family residential	$214,238	$191,781
Commercial	139,340	141,522
Single tenant net lease	383,931	334,636
SBA	57,970	55,508
Multifamily residential	40,785	42,368
Residential construction	8,338	9,361
Commercial construction	2,879	6,941
Land and land development	10,924	9,403
Commercial business	61,150	60,513
SBA commercial business (1)	124,567	206,807
Consumer	37,138	50,576
Total loans	1,081,260	1,109,416

Deferred loan origination fees and costs, net (2)	(766)	(2,327)
Allowance for loan losses	(14,642)	(17,026)

Loans, net	$1,065,852	$1,090,063
(1)	Includes $100.6 million and $180.6 million of loans originated under the SBA’s Paycheck Protection Program (“PPP”) at June 30, 2021 and September 30, 2020, respectively.
(2)	Includes $1.4 million and $3.2 million of net deferred loan fees related to PPP loans as of June 30, 2021 and September 30, 2020, respectively.

During the nine-month period ended June 30, 2021, there were no significant changes in the Company’s lending activities or the methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

At June 30, 2021 and September 30, 2020, the Bank did not own any residential real estate properties where physical possession has been obtained. At June 30, 2021 and September 30, 2020, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $434,000 and $1.3 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of June 30, 2021:

	Principal	Accrued	Net Deferred	Recorded
	Loan	Interest	Loan Origination	Investment
Recorded Investment in Loans:	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)
Residential real estate	$214,238	$739	$(360)	$214,617
Commercial real estate	139,340	628	(189)	139,779
Single tenant net lease	383,931	1,302	(140)	385,093
SBA commercial real estate	57,970	449	1,018	59,437
Multifamily	40,785	87	(49)	40,823
Residential construction	8,338	16	(38)	8,316
Commercial construction	2,879	12	(12)	2,879
Land and land development	10,924	30	(7)	10,947
Commercial business	61,150	157	54	61,361
SBA commercial business	124,567	1,085	(1,022)	124,630
Consumer	37,138	177	(21)	37,294
	$1,081,260	$4,682	$(766)	$1,085,176

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
Recorded Investment in Loans as Evaluated for Impairment:	Impairment	Impairment	Loans

	(In thousands)
Residential real estate	$3,146	$211,471	$214,617
Commercial real estate	1,086	138,693	139,779
Single tenant net lease	—	385,093	385,093
SBA commercial real estate	6,360	53,077	59,437
Multifamily	507	40,316	40,823
Residential construction	—	8,316	8,316
Commercial construction	—	2,879	2,879
Land and land development	—	10,947	10,947
Commercial business	1,590	59,771	61,361
SBA commercial business	1,334	123,296	124,630
Consumer	224	37,070	37,294
	$14,247	$1,070,929	$1,085,176

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of September 30, 2020:

	Principal	Accrued	Net Deferred	Recorded
	Loan	Interest	Loan Origination	Investment
Recorded Investment in Loans:	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)
Residential real estate	$191,781	$644	$(156)	$192,269
Commercial real estate	141,522	812	(197)	142,137
Single tenant net lease	334,636	1,198	(234)	335,600
SBA commercial real estate	55,508	387	1,082	56,977
Multifamily	42,368	139	(37)	42,470
Residential construction	9,361	25	(28)	9,358
Commercial construction	6,941	24	(26)	6,939
Land and land development	9,403	20	(11)	9,412
Commercial business	60,513	186	43	60,742
SBA commercial business	206,807	975	(2,740)	205,042
Consumer	50,576	175	(23)	50,728
	$1,109,416	$4,585	$(2,327)	$1,111,674

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
Recorded Investment in Loans as Evaluated for Impairment:	Impairment	Impairment	Loans

	(In thousands)

Residential real estate	$5,359	$186,910	$192,269
Commercial real estate	1,134	141,003	142,137
Single tenant net lease	—	335,600	335,600
SBA commercial real estate	6,927	50,050	56,977
Multifamily	698	41,772	42,470
Residential construction	—	9,358	9,358
Commercial construction	—	6,939	6,939
Land and land development	2	9,410	9,412
Commercial business	1,670	59,072	60,742
SBA commercial business	695	204,347	205,042
Consumer	199	50,529	50,728
	$16,684	$1,094,990	$1,111,674

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of June 30, 2021 and September 30, 2020:

	Individually	Collectively
	Evaluated for	Evaluated for	Ending
	Impairment	Impairment	Balance

	(In thousands)
June 30, 2021:
Residential real estate	$7	$1,413	$1,420
Commercial real estate	—	2,797	2,797
Single tenant net lease	—	2,304	2,304
SBA commercial real estate	468	3,107	3,575
Multifamily	—	685	685
Residential construction	—	202	202
Commercial construction	—	71	71
Land and land development	—	266	266
Commercial business	—	1,377	1,377
SBA commercial business	15	1,361	1,376
Consumer	—	569	569

	$490	$14,152	$14,642

September 30, 2020:
Residential real estate	$30	$1,225	$1,255
Commercial real estate	—	3,058	3,058
Single tenant net lease	—	3,017	3,017
SBA commercial real estate	1,366	2,788	4,154
Multifamily	—	772	772
Residential construction	—	243	243
Commercial construction	—	181	181
Land and land development	—	243	243
Commercial business	—	1,449	1,449
SBA commercial business	47	1,492	1,539
Consumer	—	1,115	1,115

	$1,443	$15,583	$17,026

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2021 and 2020:

	Beginning				Ending
	Balance	Provisions	Charge-Offs	Recoveries	Balance

	(In thousands)
June 30, 2021:
Residential real estate	$1,622	$(209)	$—	$7	$1,420
Commercial real estate	3,060	(263)	—	—	2,797
Single tenant net lease	3,349	(1,045)	—	—	2,304
SBA commercial real estate	3,802	(168)	(59)	—	3,575
Multifamily	810	(125)	—	—	685
Residential construction	136	66	—	—	202
Commercial construction	239	(168)	—	—	71
Land and land development	283	(17)	—	—	266
Commercial business	1,536	(159)	—	—	1,377
SBA commercial business	1,549	(162)	(21)	10	1,376
Consumer	1,033	(480)	(28)	44	569
	$17,419	$(2,730)	$(108)	$61	$14,642

June 30, 2020:
Residential real estate	$379	$131	$—	$5	$515
Commercial real estate	2,493	744	—	—	3,237
Single tenant net lease	1,366	281	—	—	1,647
SBA commercial real estate	3,212	919	—	—	4,131
Multifamily	499	232	—	—	731
Residential construction	186	84	—	—	270
Commercial construction	65	56	—	—	121
Land and land development	203	54	—	—	257
Commercial business	1,642	(221)	—	—	1,421
SBA commercial business	945	391	—	12	1,348
Consumer	701	309	(69)	21	962
	$11,691	$2,980	$(69)	$38	$14,640

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended June 30, 2021 and 2020:

	Beginning				Ending
	Balance	Provisions	Charge-Offs	Recoveries	Balance

	(In thousands)
June 30, 2021:
Residential real estate	$1,255	$154	$(5)	$16	$1,420
Commercial real estate	3,058	(261)	—	—	2,797
Single tenant net lease	3,017	(713)	—	—	2,304
SBA commercial real estate	4,154	(5)	(581)	7	3,575
Multifamily	772	(87)	—	—	685
Residential construction	243	(41)	—	—	202
Commercial construction	181	(110)	—	—	71
Land and land development	243	23	—	—	266
Commercial business	1,449	(77)	—	5	1,377
SBA commercial business	1,539	(172)	(21)	30	1,376
Consumer	1,115	(486)	(125)	65	569
	$17,026	$(1,775)	$(732)	$123	$14,642

June 30, 2020:
Residential real estate	$317	$209	$(36)	$25	$515
Commercial real estate	2,540	797	(100)	—	3,237
Single tenant net lease	1,675	(28)	—	—	1,647
SBA commercial real estate	2,293	1,807	(15)	46	4,131
Multifamily	478	253	—	—	731
Residential construction	248	22	—	—	270
Commercial construction	67	54	—	—	121
Land and land development	209	48	—	—	257
Commercial business	889	526	—	6	1,421
SBA commercial business	750	982	(396)	12	1,348
Consumer	574	520	(195)	63	962
	$10,040	$5,190	$(742)	$152	$14,640

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of June 30, 2021 and for the three and nine-months ended June 30, 2021 and 2020. The Company did not recognize any interest income on impaired loans using the cash receipts method during the three and nine-month periods ended June 30, 2021 and 2020.

				Three Months Ended				Nine Months Ended
	At June 30, 2021			June 30,				June 30,
				2021	2021	2020	2020	2021	2021	2020	2020
		Unpaid		Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$3,019	$3,666	$—	$3,890	$15	$5,964	$33	$4,591	$53	$5,526	$94
Commercial real estate	1,086	1,144	—	1,149	7	3,882	38	1,163	22	4,597	118
Single tenant net lease	—	—	—	—	—	—	—	—	—	-	—
SBA commercial real estate	4,434	4,944	—	2,856	—	382	4	2,908	—	438	33
Multifamily	507	562	—	627	—	702	—	662	—	351	—
Residential construction	—	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	—	—	—	1	—	1	—	1	—	1	—
Commercial business	1,590	1,660	—	1,709	1	1,668	—	1,690	2	1,626	1
SBA commercial business	1,300	1,446	—	931	—	416	—	674	—	208	—
Consumer	100	94	—	75	1	66	1	88	2	74	3
	$12,036	$13,516	$—	$11,238	$24	$13,081	$76	$11,777	$79	$12,821	$249

Loans with an allowance recorded:
Residential real estate	$127	$126	$7	$151	$—	$—	$—	$119	$—	$29	$—
Commercial real estate	—	—	—	—	—	—	—	—	—	25	—
Single tenant net lease	—	—	—	—	—	—	—	—	—	—	—
SBA commercial real estate	1,926	2,234	468	3,958	—	7,467	—	3,888	—	4,665	—
Multifamily	—	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—	—	—	—	—	—
Commercial business	—	—	—	2	—	821	—	1	—	410	—
SBA commercial business	34	133	15	210	—	117	—	304	—	59	—
Consumer	124	124	—	115	—	135	—	175	—	158	—
	$2,211	$2,617	$490	$4,436	$—	$8,540	$—	$4,487	$—	$5,346	$—

Total:
Residential real estate	$3,146	$3,792	$7	$4,041	$15	$5,964	$33	$4,710	$53	$5,555	$94
Commercial real estate	1,086	1,144	—	1,149	7	3,882	38	1,163	22	4,622	118
Single tenant net lease	—	—	—	—	—	—	—	—	—	—	—
SBA commercial real estate	6,360	7,178	468	6,814	—	7,849	4	6,796	—	5,103	33
Multifamily	507	562	—	627	—	702	—	662	—	351	—
Residential construction	—	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	—	—	—	1	—	1	—	1	—	1	—
Commercial business	1,590	1,660	—	1,711	1	2,489	—	1,691	2	2,036	1
SBA commercial business	1,334	1,579	15	1,141	—	533	—	978	—	267	—
Consumer	224	218	—	190	1	201	1	263	2	232	3
	$14,247	$10,133	$490	$15,674	$24	$21,621	$76	$16,264	$79	$18,167	$249

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2021 and September 30, 2020:

	At June 30, 2021			At September 30, 2020
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)

Residential real estate	$1,911	$—	$1,911	$2,797	$—	$2,797
Commercial real estate	656	—	656	685	—	685
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	6,360	—	6,360	6,927	—	6,927
Multifamily	507	—	507	698	—	698
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	—	—	—	2	—	2
Commercial business	1,475	—	1,475	1,668	—	1,668
SBA commercial business	1,334	—	1,334	695	—	695
Consumer	178	—	178	143	—	143

Total	$12,421	$—	$12,421	$13,615	$—	$13,615

The following table presents the aging of the recorded investment in past due loans at June 30, 2021:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$1,821	$859	$257	$2,937	$211,680	$214,617
Commercial real estate	30	—	656	686	139,093	139,779
Single tenant net lease	—	—	—	—	385,093	385,093
SBA commercial real estate	482	109	4,850	5,441	53,996	59,437
Multifamily	—	—	—	—	40,823	40,823
Residential construction	—	—	—	—	8,316	8,316
Commercial construction	—	—	—	—	2,879	2,879
Land and land development	17	—	—	17	10,930	10,947
Commercial business	—	—	4	4	61,357	61,361
SBA commercial business	491	—	356	847	123,783	124,630
Consumer	11	3	54	68	37,226	37,294

Total	$2,852	$971	$6,177	$10,000	$1,075,176	$1,085,176

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of June 30, 2021:

		Special
June 30, 2021:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)

Residential real estate	$212,164	$—	$2,277	$176	$—	$214,617
Commercial real estate	132,693	4,106	2,980	—	—	139,779
Single tenant net lease	385,093	—	—	—	—	385,093
SBA commercial real estate	42,347	5,383	8,468	3,239	—	59,437
Multifamily	40,316	—	507	—	—	40,823
Residential construction	8,316	—	—	—	—	8,316
Commercial construction	2,879	—	—	—	—	2,879
Land and land development	10,947	—	—	—	—	10,947
Commercial business	59,606	115	1,640	—	—	61,361
SBA commercial business	120,699	244	3,653	34	—	124,630
Consumer	37,294	—	—	—	—	37,294
Total	$1,052,354	$9,848	$19,525	$3,449	$—	$1,085,176

The following table presents the recorded investment in loans by risk category as of September 30, 2020:

		Special
September 30, 2020:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)

Residential real estate	$188,707	$—	$3,435	$127	$—	$192,269
Commercial real estate	133,685	4,112	4,340	—	—	142,137
Single tenant net lease	335,600	—	—	—	—	335,600
SBA commercial real estate	38,124	6,518	12,335	—	—	56,977
Multifamily	41,772	—	698	—	—	42,470
Residential construction	9,358	—	—	—	—	9,358
Commercial construction	6,939	—	—	—	—	6,939
Land and land development	9,410	—	2	—	—	9,412
Commercial business	58,707	235	1,800	—	—	60,742
SBA commercial business	200,578	294	4,170	—	—	205,042
Consumer	50,701	—	27	—	—	50,728

Total	$1,073,581	$11,159	$26,807	$127	$—	$1,111,674

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

The following table summarizes the Company’s recorded investment in TDRs at June 30, 2021 and September 30, 2020. There was no specific reserve included in the allowance for loan losses related to TDRs at June 30, 2021. There was $538,000 of specific reserve included in the allowance for loan losses related to TDRs at September 30, 2020.

	Accruing	Nonaccrual	Total

	(In thousands)
June 30, 2021:
Residential real estate	$1,235	$—	$1,235
Commercial real estate	430	495	925
SBA commercial real estate	—	3,239	3,239
Multifamily	—	507	507
Commercial business	115	1,471	1,586
Consumer	46	—	46
Total	$1,826	$5,712	$7,538

September 30, 2020:
Residential real estate	$2,562	$116	$2,678
Commercial real estate	449	512	961
SBA commercial real estate	—	3,800	3,800
Multifamily	—	698	698
Commercial business	2	1,668	1,670
Consumer	56	—	56
Total	$3,069	$6,794	$9,863

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information regarding TDRs that were restructured during the three- and nine-month periods ended June 30, 2021 and 2020:

	Number of	Pre-Modification	Post-Modification
	Loans	Principal Balance	Principal Balance

	(Dollars in thousands)
Nine Months Ended June 30, 2021:
Commercial business	1	$126	$126
Total	1	$126	$126
Three Months Ended June 30, 2020:
Multifamily	2	$701	$701
Commercial business	9	1,737	1,737
Total	11	$2,438	$2,438
Nine Months Ended June 30, 2020:
Residential real estate	1	$1,099	$1,100
SBA Commercial real estate	1	3,831	3,832
Multifamily	2	701	701
Commercial business	9	1,737	1,737
Total	13	$7,368	$7,370

There were no TDRs that were restructured during the three-months ended June 30, 2021.

At June 30, 2021 and September 30, 2020, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

There were principal charge-offs totaling $457,000 recorded as a result of TDRs during the nine-month period ended June 30, 2021. There were principal charge-offs totaling $59,000 recorded as a result of TDRs during the three-month period ended June 30, 2021. There were no principal charge-offs recorded as a result of TDRs during the three- and nine-month periods ended June 30, 2020. There were no provisions for loan losses related to TDRs for the three- and nine-month periods ended June 30, 2021. Provisions for loan losses related to TDRs were $665,000 for the three-month and nine-month periods ended June 30, 2020. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three and nine-month periods ended June 30, 2021 and 2020, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance indicates that, in consultation with the Financial Accounting Standards Board (“FASB”), the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022 or 60 days after the national emergency concerning COVID-19 terminates.  At June 30, 2021, loans totaling $8.7 million remained under the Company’s payment extension program or a loan forbearance agreement, of which $8.6 million related to commercial real estate and commercial business loans and $127,000 related to residential real estate loans. These payment extensions or loan forbearance agreements are generally for periods of three months or less, but may be extended if the borrower continues to be impacted by the COVID-19 pandemic.

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

The unpaid principal balance of SBA loans serviced for others was $239.5 million, $209.1 million and $190.5 million at June 30, 2021, September 30, 2020 and June 30, 2020, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $32,000 and $69,000 for the three and nine-month periods ended June 30, 2021, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $23,000 and $53,000 for the three and nine-month periods ended June 30, 2020, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $591,000 and $1.6 million for the three and nine-month periods ended June 30, 2021, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $502,000 and $1.3 million for the three and nine-month periods ended June 30, 2020, respectively. Net servicing income and costs related to SBA loans are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three and nine-month periods ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Balance, beginning of period	$4,122	$2,891	$3,748	$3,030
Servicing rights capitalized	505	337	1,577	888
Amortization	(227)	(166)	(603)	(633)
Direct write-offs	(105)	—	(380)	—
Change in valuation allowance	70	129	23	(94)
Balance, end of period	$4,365	$3,191	$4,365	$3,191

The valuation allowance related to SBA loan servicing rights at June 30, 2021 and September 30, 2020 was $9,000 and $32,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Mortgage Servicing Rights (“MSRs”)

The Company originates residential mortgage loans for sale in the secondary market and retains servicing for certain of these loans when they are sold. MSRs retained for originated loans that have been sold are accounted for at fair value. The fair value of MSRs are determined using the present value of estimated expected net servicing income using assumptions about expected mortgage loan prepayment rates, discount rate, servicing costs, and other economic factors, which are determined based on current market conditions.  Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future.  Changes in fair value of MSRs are recorded in mortgage banking income in the accompanying consolidated statements of income.  MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in the credit quality of the underlying loans.

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.  Key assumptions used to estimate the fair value of the MSRs at June 30, 2021 and September 30, 2020 were as follows:

	Range of Assumption	Range of Assumption
	(Weighted Average)	(Weighted Average)
Assumption	June 30, 2021	September 30, 2020
Discount rate	8.50% to 10.00% (8.51%)	9.25%
Prepayment rate	6.05% to 47.48% (10.29%)	2.99% to 86.98% (18.08%)

The unpaid principal balance of residential mortgage loans serviced for others was $4.50 billion and $2.26 billion at June 30, 2021 and September 30, 2020, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $30.1 million and $19.3 million at June 30, 2021 and September 30, 2020, respectively.  Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $1.6 million and $4.0 million for the three and nine-month periods ended June 30, 2021, respectively.  Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $141,000 and $237,000 for the three and nine-month periods ended June 30, 2020, respectively. Contractually specified servicing fees are included in mortgage banking income in the consolidated statements of income.

Changes in the carrying value of MSRs accounted for at fair value for the three and nine-month periods ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Fair value, beginning of period	$45,245	$4,055	$21,703	$934
Servicing rights capitalized	5,195	7,104	32,678	11,289
Changes in fair value related to:
Loan repayments	(2,336)	(354)	(6,885)	(538)
Change in valuation model inputs or assumptions	(691)	(433)	(83)	(1,313)
Balance, end of period	$47,413	$10,372	$47,413	$10,372

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Deposits

Deposits at June 30, 2021 and September 30, 2020 consisted of the following:

	June 30,	September 30,
	2021	2020

	(In thousands)

Noninterest-bearing demand deposits	$281,942	$242,673
NOW accounts	284,238	218,581
Money market accounts	198,617	143,867
Savings accounts	161,317	142,609
Retail time deposits	138,244	168,276
Brokered and reciprocal time deposits	62,797	132,070

Total	$1,127,155	$1,048,076

5.	Supplemental Disclosure for Net Income Per Share

Net income per share information is presented below for the three and nine-month periods ended June 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$4,308	$15,405	$24,718	$18,217

Shares:
Weighted average common shares outstanding, basic	2,369,827	2,365,217	2,368,835	2,353,816

Net income per common share, basic	$1.82	$6.51	$10.43	$7.74

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$4,308	$15,405	$24,718	$18,217

Shares:
Weighted average common shares outstanding, basic	2,369,827	2,365,217	2,368,835	2,353,816
Add: Dilutive effect of outstanding Options	20,022	639	16,913	20,378
Add: Dilutive effect of restricted stock	3,132	931	2,997	3,205
Weighted average common shares outstanding, as adjusted	2,392,981	2,366,787	2,388,745	2,377,399

Net income per common share, diluted	$1.80	$6.51	$10.35	$7.66

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Stock options for 4,800 and 24,313 shares of common stock were excluded from the calculation of diluted net income per common share for the three and nine-month periods ended June 30, 2021, respectively, because their effect was antidilutive.  Stock options for 27,458 and 22,158 shares of common stock were excluded from the calculation of diluted net income per common share for the three and nine-month periods ended June 30, 2020, respectively, because their effect was antidilutive. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three-and nine-month periods ended June 30, 2021 and 2020.

6.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2021	2020

	(In thousands)
Cash payments for:
Interest	$6,272	$8,653
Income taxes (net of refunds received)	8,937	1,254

Noncash investing and financing activities:

Transfers from loans to other real estate owned	375	—
Transfers from loans to loans held for Sale	41,703	—
Noncash exercise of stock options	77	249

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2021 and September 30, 2020.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
June 30, 2021:
Assets Measured – Recurring Basis:
Securities available for sale:
U.S. agency bonds and notes	$—	$250	$—	$250
Agency mortgage-backed	—	8,999	—	8,999
Agency CMO	—	9,265	—	9,265
Privately-issued CMO	—	831	—	831
Privately-issued ABS	—	805	—	805
SBA certificates	—	2,273	—	2,273
Municipal	—	185,205	—	185,205
Total securities available for sale	$—	$207,628	$—	$207,628
Residential mortgage loans held for sale – fair value option elected	$—	$232,708	$—	$232,708
Derivative assets (included in other assets)	$—	$51	$2,473	$2,524
Equity securities (included in other assets)	$102	$—	$—	$102
Residential mortgage servicing rights	$—	$—	$47,413	$47,413

Liabilities Measured – Recurring Basis:
Derivative liabilities (included in other liabilities)	$—	$580	$434	$1,014

Assets Measured – Nonrecurring Basis:
Impaired loans:
Residential real estate	$—	$—	$3,139	$3,139
Commercial real estate	—	—	1,086	1,086
SBA commercial real estate	—	—	5,892	5,892
Multifamily	—	—	507	507
Land and land development	—	—	—	—
Commercial business	—	—	1,590	1,590
SBA commercial business	—	—	1,319	1,319
Consumer	—	—	224	224
Total impaired loans	$—	$—	$13,757	$13,757
Residential mortgage loans held for sale – fair value option not elected	$—	$9,649	$—	$9,649
Single tenant net lease loans held for sale – fair value option not elected	$—	$—	$17,506	$17,506
SBA loans held for sale	$—	$—	$17,511	$17,511
SBA loan servicing rights	$—	$—	$4,365	$4,365
Other real estate owned, held for sale:
Land and land development	$—	$—	$6	$6
Former bank premises	—	—	1,728	1,728
Total other real estate owned	$—	$—	$1,734	$1,734

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Other than SBA loans held for sale (see discussion below), there have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine-month period ended June 30, 2021.

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

Residential Mortgage Loans Held for Sale. The Company has elected to record a portion of its residential mortgage loans held for sale at fair value in accordance with FASB ASC 825-10. Residential mortgage loans held for sale for which the fair value option has not been elected are carried at the lower of cost or market value. The fair value of residential mortgage loans held for sale is based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and is classified as Level 2 in the fair value hierarchy.

SBA and Single Tenant Net Lease Loans Held for Sale. SBA and single tenant net lease loans held for sale are carried at the lower of cost or market value. At September 30, 2020, the fair value of SBA loans held for sale was obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and was classified as Level 2 in the fair value hierarchy. At June 30, 2021, the fair value of SBA loans held for sale reflects management’s estimate based on the weighted average price of SBA loans sold to investors during the prior quarter, and is classified as Level 3 in the fair value hierarchy. At June 30, 2021, the fair value of single tenant net lease loans held for sale is estimated to approximate carrying value and is classified as Level 3 in the fair value hierarchy.

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

The table below presents a reconciliation of derivative assets and liabilities (intrest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine-month periods ended June 30, 2021 and 2020:

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

Beginning balance	$262	$5,678	$14,937	$3,269
Unrealized gains/(losses) recognized in earnings, net of settlements	1,777	11,328	(12,898)	13,737

Ending balance	$2,039	$17,006	$2,039	$17,006

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Gains recognized in earnings for the nine-month periods ended June 30, 2021 and 2020 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $2.0 million and $17.0 million, respectively.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of June 30, 2021 and September 30, 2020.

		Range of Inputs	Range of Inputs
		(Weighted Average)	(Weighted Average)
	Significant	June 30,	September 30,
Financial Instrument	Unobservable Inputs	2021	2020

Interest rate lock commitments	Pull-through rate	0% - 100% (81%)	0% - 100% (80%)
	Direct costs to close	0.39% - 1.65% (0.95%)	0.31% - 1.01% (0.52%)

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

Impaired loans are measured at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At June 30, 2021 and September 30, 2020, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2021 and September 30, 2020, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts from appraised value ranging from 0.0% to 100.0% and 0.0% to 75.0%, respectively, and estimated costs to sell the collateral ranging from 0.0% to 6.0% and 0.0% to 12.0%, respectively. During the three and nine-month periods ended June 30, 2021, the Company recognized provisions for loan losses on impaired loans of $87,000 and $354,000, respectively. During the three and nine-month periods ended June 30, 2020, the Company recognized provisions for loan losses on impaired loans of $157,000 million and $2.1 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

SBA Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At June 30, 2021, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 2.75% to 19.89% with a weighted average of 8.85% and prepayment speed assumptions ranging from 8.54% to 26.24% with a weighted average rate of 16.64%.  At September 30, 2020, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 3.58% to 19.68% with a weighted average of 8.36% and prepayment speed assumptions ranging from 8.69% to 26.68% with a weighted average rate of 17.46%.  Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount.  The Company reversed impairment charges of $70,000 and $23,000 on SBA loan servicing rights for the three- and nine-month periods ended June 30, 2021. The Company reversed impairment charges of $129,000 on SBA loan servicing rights for the three-month period ended June 30, 2020, and recognized impairment charges of $94,000 on SBA loan servicing rights for the nine-month period ended June 30, 2020.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At June 30, 2021, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) ranging from 30.9% to 52.9% with a weighted average of 31.0%. At September 30, 2020, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) of 30.9%.  The Company did not recognize any charges to write down other real estate owned to fair value for the three and nine-month periods ended June 30, 2021 and 2020.

As previously discussed, management used different valuation methodologies related to SBA loans held for sale at June 30, 2021 and September 30, 2020, resulting in a change in classification from Level 2 to Level 3 for those types of instruments.  Other than that change, there were no transfers into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three and nine-month periods ended June 30, 2021.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale effective July 1, 2018, excluding participation interests acquired from correspondent lenders, and certain home equity lines of credit.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of June 30, 2021 and September 30, 2020.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of June 30, 2021 and September 30, 2020.

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	June 30,	June 30,
(In thousands)	2021	2021	Difference

Residential mortgage loans held for sale	$232,708	$225,051	$7,657

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	September 30,	September 30,
(In thousands)	2020	2020	Difference

Residential mortgage loans held for sale	$208,493	$198,138	$10,355

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three and nine-month periods ended June 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

Gains (losses) – included in mortgage banking income	$4,647	$2,271	$4,838	$5,627
Interest income	1,134	1,463	4,398	3,059

	$5,781	$3,734	$9,236	$8,686

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

		Fair Value Measurements
	Carrying	Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2021:
Financial assets:
Cash and due from banks	$14,388	$14,388	$—	$—
Interest-bearing deposits with banks	8,521	8,521	—	—
Interest-bearing time deposits	2,226	—	2,226	—
Securities available for sale	207,628	—	207,628	—
Securities held to maturity	1,923	—	2,168	—
Residential mortgage loans held for sale	242,357	—	247,357	—
Single tenant net lease loans held for sale	17,506	—	—	17,506
SBA loans held for sale	17,511	—	—	20,055
Loans, net	1,065,852	—	—	1,109,243
FRB and FHLB stock	19,258	N/A	N/A	N/A
Accrued interest receivable	7,011	—	7,011	—
Residential mortgage loan servicing rights	47,413	—	—	47,413
SBA loan servicing rights	4,365	—	—	4,660
Derivative assets (included in other assets)	2,524	—	51	2,473
Equity securities (included in other assets)	102	102	—	—
Financial liabilities:
Deposits	1,127,155	—	—	1,127,955
Borrowings from FHLB	283,289	—	285,142	—
Federal Reserve PPPLF borrowings	107,829	—	107,813	—
Subordinated note	19,848	—	23,587	—
Accrued interest payable	684	—	684	—
Advance payments by borrowers for taxes and insurance	1,552	—	1,552	—
Derivative liabilities (included in other liabilities)	1,014	—	580	434

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Fair Value Measurements
	Carrying	Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2020:
Financial assets:
Cash and due from banks	$12,807	$12,807	$—	$—
Interest-bearing deposits with banks	20,919	20,919	—	—
Interest-bearing time deposits	2,964	—	2,964	—
Securities available for sale	201,965	—	201,965	—
Securities held to maturity	2,102	—	2,385	—
Residential mortgage loans held for sale	263,406	—	263,519	—
SBA loans held for sale	22,119	—	24,666	—
Loans, net	1,090,063	—	—	1,152,962
FRB and FHLB stock	17,293	N/A	N/A	N/A
Accrued interest receivable	6,462	—	6,462	—
Residential mortgage loan servicing rights	21,703	—	—	21,703
SBA loan servicing rights	3,748	—	—	3,934
Derivative assets (included in other assets)	15,163	—	226	14,937
Equity securities (included in other assets)	66	66	—	—

Financial liabilities:
Deposits	1,048,076	—	—	1,050,569
Borrowings from FHLB	310,858	—	310,766	—
Federal Reserve PPPLF borrowings	174,834	—	174,808	—
Subordinated note	19,797	—	23,788	—
Accrued interest payable	683	—	683	—
Advance payments by borrowers for taxes and insurance	2,615	—	2,615	—
Derivative liabilities (included in other liabilities)	1,827	—	1,827	—

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits, accrued interest receivable and payable, advance payments by borrowers for taxes and insurance, demand deposits and other transaction accounts.  The fair value of loans (excluding loans held for sale), fixed-maturity certificates of deposit, and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument.  It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability.  The methods and assumptions used to estimate the fair value of investment securities, loans held for sale, loan servicing rights, and derivative assets and liabilities are discussed previously in Note 7.  The methods utilized to measure the fair value of financial instruments at June 30, 2021 and September 30, 2020 represent an approximation of exit price, but an actual exit price may differ.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three or nine-month periods ended June 30, 2021 and 2020. The ESOP trust held 111,986 and 119,654 shares of Company common stock at June 30, 2021 and September 30, 2020, respectively.

9.	Stock Based Compensation Plans

The Company maintains two equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, and the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 88,000 shares, consisting of 66,000 stock options and 22,000 shares of restricted stock. At June 30, 2021, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan. At June 30, 2021, 1,520 shares of the Company’s common stock were available for issuance under the 2016 Plan, of which 500 shares were available for restricted stock and 1,020 shares were available for stock options. The Company generally issues new shares under the 2016 Plan from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The fair value of options granted during the nine-month period ended June 30, 2021 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5	years
Weighted average fair value at grant date	$6.13

A summary of stock option activity as of June 30, 2021, and changes during the nine-month period then ended is presented below.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Dollars in thousands, except per share data)

Outstanding at beginning of period	68,403	$48.11
Granted	7,555	63.30
Exercised	(1,780)	45.25
Forfeited or expired	(1,320)	50.53
Outstanding at end of period	72,858	$49.71	6.5	$1,634
Vested and expected to vest	72,858	$49.71	6.5	$1,634
Exercisable at end of period	42,588	$44.44	5.7	$1,223

The intrinsic value of stock options exercised during the nine-month periods ended June 30, 2021 and 2020 was $36,000 and $1.4 million, respectively. The Company recognized compensation expense related to stock options of $22,000 and $69,000 for the three and nine-month periods ended June 30, 2021, respectively. The Company recognized compensation expense related to stock options of $22,000 and $64,000 for the three and nine-month periods ended June 30, 2020, respectively. At June 30, 2021, there was $131,000 of unrecognized compensation expense related to nonvested stock options.  The compensation expense is expected to be recognized over a weighted average period of 2.98 years.  Cash received from the exercise of stock options and the tax benefit from the exercise of stock options totaled $4,000 and $6,000, respectively, for the nine-month period ended June 30, 2021.  Cash received from the exercise of stock options and the tax benefit from the exercise of stock options were $148,000 and $134,000, respectively, for the nine-month period ended June 30, 2020.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three and nine-month periods ended June 30, 2021 was $43,000 and $138,000, respectively. Compensation expense related to restricted stock recognized for the three and nine-month periods ended June 30, 2020 was $49,000 and $144,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of the Company’s nonvested restricted shares activity as of June 30, 2021 and changes during the nine-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2020	10,808	$48.04
Granted	—	$—
Vested	(4,375)	$44.77
Forfeited	(500)	$51.57
Nonvested at June 30, 2021	5,933	$50.15

There were 4,375 restricted shares vested during the nine-month period ended June 30, 2021 with a total fair value of $277,000. There were 4,086 restricted shares that vested during the nine-month period ended June 30, 2020 with a total fair value of $271,000. At June 30, 2021, there was $184,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 2.13 years.

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

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement.  Certain of the Company’s derivative instruments are subject to master netting agreements.  However, the Company has not elected to offset such financial instruments in the consolidated balance sheets.  The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers.  At June 30, 2021 and September 30, 2020, the Company had cash collateral posted with certain derivative counterparties of $2.2 million and $3.0 million, respectively, against its derivative obligations.  Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The tables below provide information on the Company’s derivative financial instruments as of June 30, 2021 and September 30, 2020.

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	June 30,	June 30,	June 30,
(In thousands)	2021	2021	2021

Interest rate lock commitments	$254,033	$2,473	$434
Forward mortgage loan sale contracts	346,000	51	580

	$600,033	$2,524	$1,014

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	September 30,	September 30,	September 30,
(In thousands)	2020	2020	2020

Interest rate lock commitments	$793,671	$14,937	$—
Forward mortgage loan sale contracts	605,750	226	1,827

	$1,399,421	$15,163	$1,827

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three and nine-month periods ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

Interest rate lock commitments	$1,777	$11,328	$(12,898)	$13,737
Forward mortgage loan sale contracts	(6,308)	(5,201)	5,306	(16,018)

	$(4,531)	$6,127	$(7,592)	$(2,281)

11.	Regulatory Capital

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer was 2.50%for 2021 and 2020. The Bank met all capital adequacy requirements to which it was subject as of June 30, 2021 and September 30, 2020.

As of June 30, 2021, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table. The Company is not subject to the Federal Reserve Bank’s consolidated capital requirements because it has less than $3 billion in total consolidated assets. However, management has elected to disclose the Company’s Consolidated capital amounts and ratios in addition to the Bank’s required disclosures in the table below. No amount was deducted from capital for interest-rate risk at either date.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2021:

Total capital (to risk-weighted assets):
Consolidated	$189,610	13.55%	$111,937	8.00%	N/A	N/A
Bank	181,167	12.97	111,759	8.00	$139,699	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$155,120	11.09%	$83,953	6.00%	N/A	N/A
Bank	166,525	11.92	83,819	6.00	$111,759	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$155,120	11.09%	$62,965	4.50%	N/A	N/A
Bank	166,525	11.92 	62,864	4.50	$90,804	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$155,120	9.94%	$62,423	4.00%	N/A	N/A
Bank	166,525	10.62	62,750	4.00	$78,438	5.00%

As of September 30, 2020:

Total capital (to risk-weighted assets):
Consolidated	$168,617	13.37%	$100,929	8.00%	N/A	N/A
Bank	160,452	12.75	100,672	8.00	$125,840	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$133,520	10.58%	$75,697	6.00%	N/A	N/A
Bank	145,152	11.53	75,504	6.00	$100,672	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$133,520	10.58%	$56,773	4.50%	N/A	N/A
Bank	145,152	11.53	56,428	4.50	$81,796	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$133,520	8.53%	$62,617	4.00%	N/A	N/A
Bank	145,152	9.37	61,966	4.00	$77,458	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	Recent Accounting Pronouncements

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

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Three Months Ended June 30, 2021:
Net interest income (loss)	$11,709	$2,510	$318	$(308)	$14,229
Provision (credit) for loan losses	(2,401)	(329)	—	—	(2,730)
Net interest income (loss) after provision	14,110	2,839	318	(308)	16,959
Net gains on sales of loans, SBA	—	2,322	—	—	2,322
Mortgage banking income	—	—	14,351	—	14,351
Noninterest income	1,509	2,675	14,601	—	18,785
Noninterest expense	9,250	2,206	19,049	114	30,619
Income (loss) before taxes	6,369	3,308	(4,130)	(422)	5,125
Income tax expense (benefit)	917	790	(765)	(125)	817
Segment profit (loss)	5,452	2,518	(3,365)	(297)	4,308
Non cash items:
Depreciation and amortization	479	11	61	17	568
Segment assets at June 30, 2021	1,439,697	200,827	301,858	(183,754)	1,758,628

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Nine Months Ended June 30, 2021:
Net interest income (loss)	$34,296	$7,884	$1,488	$(920)	$42,748
Provision (credit) for loan losses	(1,593)	(182)	—	—	(1,775)
Net interest income (loss) after provision	35,889	8,066	1,488	(920)	44,523
Net gains on sales of loans, SBA	—	6,828	—	—	6,828
Mortgage banking income	2	—	91,501	—	91,503
Noninterest income	4,551	7,467	91,923	—	103,941
Noninterest expense (income)	26,760	7,401	80,437	(293)	114,305
Income (loss) before taxes	13,680	8,132	12,974	(627)	34,159
Income tax expense (benefit)	2,239	1,900	5,270	(370)	9,039
Segment profit (loss)	11,441	6,232	7,704	(257)	25,120
Non cash items:
Depreciation and amortization	1,433	34	182	51	1,700
Segment assets at June 30, 2021	1,439,697	200,827	301,858	(183,754)	1,758,628

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Three Months Ended June 30, 2020:
Net interest income (loss)	$9,948	$1,584	$947	$(303)	$12,176
Provision for loan losses	1,668	1,312	—	—	2,980
Net interest income (loss) after provision	8,280	272	947	(303)	9,196
Net gains on sales of loans, SBA	—	1,317	—	—	1,317
Mortgage banking income	2	—	43,855	—	43,857
Noninterest income	1,324	1,785	43,853	—	46,962
Noninterest expense (income)	7,763	1,642	25,734	(130)	35,009
Income (loss) before taxes	1,841	415	19,066	(173)	21,149
Income tax expense (benefit)	343	53	5,211	(67)	5,540
Segment profit (loss)	1,498	362	13,855	(106)	15,609
Non cash items:
Depreciation and amortization	441	13	49	17	520
Segment assets at June 30, 2020	1,412,434	277,888	240,612	(269,653)	1,661,281

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Nine Months Ended June 30, 2020:
Net interest income (loss)	$28,592	$3,952	$2,089	$(900)	$33,733
Provision for loan losses	2,404	2,786	-	-	5,190
Net interest income (loss) after provision	26,188	1,166	2,089	(900)	28,543
Net gains on sales of loans, SBA	-	3,307	-	-	3,307
Mortgage banking income	6	-	68,301	-	68,307
Noninterest income	4,126	3,923	68,278	-	76,327
Noninterest expense (income)	21,765	5,308	54,586	(303)	81,356
Income (loss) before taxes	8,549	(219)	15,781	(597)	23,514
Income tax expense (benefit)	1,660	(28)	4,235	(463)	5,404
Segment profit (loss)	6,889	(191)	11,546	(134)	18,110
Non cash items:
Depreciation and amortization	1,062	40	128	51	1,281
Segment assets at June 30, 2020	1,412,434	277,888	240,612	(269,653)	1,661,281

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the three and nine-month periods ended June 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousand)
Service charges on deposit accounts	$343	$269	$1,067	$1,219
ATM and interchange fees	650	491	1,795	1,518
Investment advisory income	406	70	905	180
Other	26	23	81	80
Revenue from contracts with customers	1,425	853	3,848	2,997

Gain on sale of securities	—	—	—	7
Gain on sale of SBA loans	2,322	1,317	6,828	3,307
Mortgage banking income	14,351	43,857	91,503	68,307
Increase in cash value of life insurance	179	191	539	547
Real estate lease income	148	138	444	441
Other income	360	606	779	721
Other noninterest income	17,360	46,109	100,093	73,330

Total noninterest income	$18,785	$46,962	$103,941	$76,327

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

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheet and was $6.4 million and $7.9 million at June 30, 2021 and September 30,2020, respectively.  Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received.  The Company recorded a lease liability in other liabilities on the consolidated balance sheet, which had a balance of $6.5 million and $8.0 million at June 30, 2021 and September 30, 2020, respectively.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.  Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more.  The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property.  If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.  The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants. At June 30, 2021, the Company had not entered into any leases that had yet to commence.

Lease expense for the three and nine–month periods ended June 30, 2021 was $573,000 and $1.6 million, respectively. Lease expense for the three and nine-month periods ended June 30, 2020 was $493,000 and $1.4 million, respectively.  The components of lease expense for the three and nine-month periods ended June 30, 2021 and 2020 were as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020

Operating lease cost	$323	$957	$356	$941
Short-term lease cost	250	662	137	452
	$573	$1,619	$493	$1,393

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Future minimum commitments due under these lease agreements as of June 30, 2021 are as follows, including renewal options that are reasonably certain to be exercised:

2021 (remaining three months)	$264
2022	987
2023	654
2024	562
2025	445
Thereafter	5,478
Total lease payments	8,390
Less imputed interest	(1,875)
Total	$6,515

The lease term and discount rate at June 30, 2021 and September 30, 2020 were as follows:

	June 30,	September 30,
	2021	2020
Weighted-average remaining lease term (years)	20.4	22.6
Weighted-average discount rate	2.40%	2.75%

Supplemental cash flow information for the nine–month periods ended June 30, 2021 and 2020 related to leases was as follows:

	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,016	$874

ROU assets obtained in exchange for lease obligations:
Operating leases	$2,038	$8,816

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

16.Mortgage Banking Income

The components of mortgage banking income for the three and nine-month periods ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousand)

Origination and sale of mortgage loans (1)	$10,409	$29,034	$72,512	$58,023

Net change in fair value of loans held for sale and interest rate lock commitments	6,423	13,600	(15,564)	16,872
Realized and unrealized hedging gains (losses)	(6,308)	(5,201)	5,306	(16,018)
Capitalized residential mortgage loan servicing rights	5,195	7,104	32,678	11,289
Net change in fair value of residential mortgage loan servicing rights	(3,027)	(787)	(6,968)	(1,851)
Loan servicing income	1,618	144	4,072	260
Provisions for loan repurchases and indemnifications	41	(37)	(533)	(268)
Total mortgage banking income	$14,351	$43,857	$91,503	$68,307
(1)	Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.

17.Loss Contingency

The Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessing customer fees related to items presented on accounts with insufficient funds (NSF items). The Company has not accrued a loss contingency for this pending litigation at June 30, 2021 because it has not determined that a probable loss will occur and cannot reasonably estimate a potential loss amount.

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

Critical Accounting Policies

During the nine-month period ended June 30, 2021, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

COVID-19 Pandemic

The COVID-19 pandemic has placed, and continues to place, significant health, economic and other major hardships throughout the communities we serve, the United States and the entire world.  The outbreak of COVID-19, or the outbreak of any other highly contagious disease, occurring in the United States could negatively affect our business operations, asset valuations, financial condition and results of operations.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

●	Our corporate and operations offices have predominantly returned to pre-pandemic schedules and processes, but we have enhanced daily cleaning and instructed employees to maintain appropriate social distancing. Our employees maintain the ability to work remotely, both safely and efficiently using technology, in the event that such is required or necessary. Most of our normally scheduled meetings, including Board of Director meetings and various committee meetings, have returned to in-person.
●	We continue to assist customers experiencing COVID-19 related financial hardships by approving payment extensions or loan forbearance agreements, and waiving or refunding certain fees. During the initial onset of the COVID-19 pandemic, we proactively contacted all commercial borrowers and offered uniform payment extensions or loan forbearance agreements, while requests from consumer borrowers were reviewed and approved on a case-by-case basis. Payment extensions or loan forbearance agreements were generally for periods of three months and included deferment of both principal and interest. Following the expiration of the initial payment extensions or loan forbearance agreements, we entertain requests for extended periods on a case-by-case basis, which will generally include deferment of only the principal portion of payments for a period of up to three months. The table below summarizes payment extensions or loan forbearance agreements that were in effect at July 20, 2021.

		Outstanding
	Number of	Principal
	Loans	Balance
(Dollars in thousands)
Residential real estate	2	$127
Commercial real estate	2	8,609
Commercial business	1	5

Total	5	$8,741

●	Under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020, the SBA made six months of principal and interest payments for loans of existing SBA clients that were in “regular servicing status” (not delinquent) at March 27, 2020 and for loans of new SBA clients originated between March 27, 2020 and September 27, 2020. The CARES Act provided financial support for many of the Company’s SBA borrowers, which resulted in relatively few of such requiring payment extensions or loan forbearance agreements. The Coronavirus Response and Relief Supplemental Appropriations Act (“CRRSAA”), which was signed into law on December 27, 2020, provides additional SBA-provided loan payments to eligible SBA borrowers beginning in February 2021.
●	The Company participated in the first round of the SBA’s Paycheck Protection Program (“PPP”), which was originally authorized by the CARES Act, and the second round of the PPP, which was authorized by the CRRSAA. At June 30, 2021, the outstanding principal balance of PPP loans was $100.6 million and net deferred loan fees related to PPP loans was approximately $1.4 million, which will be recognized over the life of the loans and as borrowers are granted forgiveness.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

●	As a result of the COVID-19 pandemic, the leisure and hospitality industries carry a higher degree of credit risk. At June 30, 2021, the outstanding principal balance of loans secured by restaurant related collateral was $146.0 million, of which $48.9 million is fully guaranteed by the SBA, including $48.5 million of PPP loans, and $86.7 million is secured by commercial real estate where the collateral property is leased to national-brand, investment-grade tenants. At June 30, 2021, the outstanding principal balance of loans secured by hotel real estate was $17.5 million, of which $3.9 million is fully guaranteed by the SBA, including $865,000 of PPP loans. The two commercial real estate loans included in the preceding table totaling $8.6 million are secured by hotel real estate and are not guaranteed by the SBA. Based on our evaluation of the allowance for loan losses at June 30, 2021, management believes the allowance for loan losses is adequate to cover estimated losses at that date. However, as the pandemic continues, losses could be recognized beyond those estimated at June 30, 2021.

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

Comparison of Financial Condition at June 30, 2021 and September 30, 2020

Cash and Cash Equivalents. Cash and cash equivalents decreased $10.8 million from $33.7 million at September 30, 2020 to $22.9 million at June 30, 2021.

Loans. Net loans receivable decreased $24.2 million, from $1.09 billion at September 30, 2020 to $1.07 billion at June 30, 2021, primarily due to an $80.0 million decrease in PPP loans and a $17.5 million transfer of single tenant net lease loans from held for investment to held for sale, partially offset by continued growth in the single tenant net lease commercial real estate loan portfolio, which increased $49.3 million during the period.

Loans Held for Sale. Loans held for sale decreased $8.1 million, from $285.5 million at September 30, 2020 to $277.4 million at June 30, 2021, due to decreases in residential mortgage loans held for sale and SBA loans held for sale of $21.0 million and $4.6 million, respectively, partially offset by an increase in single tenant net lease loans held for sale of $17.5 million.  The decreases in residential mortgage loans held for sale and SBA loans held for sale were due to loan sales outpacing originations during the period.

Securities Available for Sale. Securities available for sale increased $5.6 million, from $202.0 million at September 30, 2020 to $207.6 million at June 30, 2021, due primarily to purchases of $22.3 million, partially offset by calls and maturities of $11.7 million, a decrease in the unrealized gain on securities available for sale of $1.1 million, and principal repayments of $3.3 million.

Securities Held to Maturity. Investment securities held to maturity decreased $179,000 from $2.1 million at September 30, 2020 to $1.9 million at June 30, 2021 due to partial calls and principal repayments.  There were no purchases of securities held to maturity during the nine-month period ended June 30, 2021.

Deposits. Total deposits increased $79.1 million, from $1.05 billion at September 30, 2020 to $1.13 billion at June 30, 2021, due to increases in interest bearing deposit accounts and non-interest bearing deposit accounts of $39.8 million and $39.3 million, respectively.

FHLB Borrowings.  Borrowings from the FHLB decreased $27.6 million, from $310.9 million at September 30, 2020 to $283.3 million at June 30, 2021.  The decrease in borrowings was primarily due to maturities during the period that did not need to be replaced due to deposit growth during the period.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Federal Reserve PPPLF Borrowings. The Company utilizes the Federal Reserve PPP Liquidity Facility (“PPPLF”) to fund certain PPP loans, which are pledged as collateral to secure the borrowings.  PPPLF borrowings decreased $67.0 million, from $174.8 million at September 30, 2020 to $107.8 million at June 30, 2021 due to repayments.

Equity. Stockholders’ equity attributable to the Company was $177.7 million at June 30, 2021, an increase of $20.5 million from September 30, 2020 due primarily to a $23.0 million increase in retained earnings.  That increase was partially offset by a decrease in net unrealized gains on available for sale securities included in accumulated other comprehensive income of $851,000 and a decrease in additional paid in capital of $1.8 million due to the Bank’s acquisition of the minority interests in Q2 Business Capital, LLC on December 31, 2020.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

Overview. The Company reported net income of $4.3 million, or $1.80 per diluted share, for the three-month period ended June 30, 2021 compared to net income of $15.4 million, or $6.51 per diluted share, for the three-month period ended June 30, 2020.

Net Interest Income. Net interest income increased $2.1 million, or 16.8%, for the three-month period ended June 30, 2021 as compared to the same period in 2020.  Average interest-earning assets increased $131.6 million and average interest-bearing liabilities increased $55.9 million when comparing the two periods.  The tax-equivalent net interest margin was 3.75% for 2021 compared to 3.52% for 2020.

Total interest income increased $1.4 million, or 9.7%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $131.6 million, from $1.42 billion for 2020 to $1.55 billion for 2021 and an increase in the average tax equivalent yield on interest-earning assets from 4.24% for 2020 to 4.25% for 2021.  The increase in average interest-earning assets was primarily due to an increase in the average balance of loans, which increased $110.1 million, or 9.2%, compared to 2020, including an increase of $30.5 million related to PPP loans.  The increase in the weighted-average tax-equivalent yield for 2021 was due primarily to an increase in the yield on PPP loans from 2.34% for 2020 to 3.71% for 2021.  The increase in the yield on PPP loans was due to accelerated recognition of deferred PPP loan fees related to forgiveness payoffs during the quarter ended June 30, 2021.

Total interest expense decreased $622,000, or 24.9%, due to a decrease in the average cost of interest-bearing liabilities from 0.88% for 2020 to 0.63% for 2021, partially offset by an increase in the average balance of interest-bearing liabilities of $55.9 million, from $1.16 billion for 2020 to $1.21 billion for 2021.   The decrease in the average cost of interest-bearing liabilities for 2021 was due primarily to decreasing market interest rates on deposits and FHLB borrowings, as well as increased borrowings under the PPPLF, which carry a fixed interest rate of 0.35%.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended June 30, 2021 and 2020. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Three Months Ended June 30,
	2021			2020
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$37,683	$14	0.15%	$25,985	$37	0.57%
Loans, excluding PPP loans	1,155,958	13,017	4.50	1,076,376	12,164	4.52
PPP loans	145,227	1,347	3.71	114,721	671	2.34
Investment securities - taxable	46,392	447	3.85	43,569	502	4.61
Investment securities - nontaxable	148,280	1,496	4.04	143,702	1,514	4.21
FRB and FHLB stock	19,258	161	3.34	16,804	168	4.00
Total interest-earning assets	1,552,798	16,482	4.25	1,421,157	15,056	4.24

Noninterest-earning assets	165,263			110,772
Total assets	$1,718,061			$1,531,929

Liabilities and equity:
NOW accounts	$274,541	$187	0.27%	$200,933	$109	0.22%
Money market deposit accounts	179,379	175	0.39	118,923	126	0.42
Savings accounts	161,399	25	0.06	130,760	24	0.07
Time deposits	192,023	336	0.70	319,786	1,052	1.32
Total interest-bearing deposits	807,342	723	0.36	770,402	1,311	0.68

Federal funds purchased	—	—	0.00	1,978	2	0.40
FHLB borrowings	272,834	780	1.14	292,168	846	1.16
Federal Reserve PPPLF borrowings	114,453	98	0.34	74,218	66	0.36
Subordinated debt	19,836	320	6.45	19,769	318	6.43
Total interest-bearing liabilities	1,214,465	1,921	0.63	1,158,535	2,543	0.88

Noninterest-bearing deposits	288,027			214,907
Other noninterest-bearing liabilities	42,146			30,413
Total liabilities	1,544,638			1,403,855

Total stockholders’ equity	173,423			128,629
Noncontrolling interest in subsidiary	—			(555)
Total equity	173,423			128,074

Total liabilities and equity	$1,718,061			$1,531,929
Net interest income (taxable equivalent basis)		14,561			12,513
Less: taxable equivalent adjustment		(332)			(337)
Net interest income		$14,229			$12,176
Interest rate spread (taxable equivalent basis)			3.62%			3.36%
Net interest margin (taxable equivalent basis)			3.75%			3.52%
Net interest margin, excluding PPP and PPPLF (taxable equivalent basis)			3.78%			3.65%
Average interest-earning assets to average interest-bearing liabilities			127.86%			122.67%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended June 30, 2021 and 2020. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended June 30, 2021
	Compared to
	Three Months Ended June 30, 2020
	Increase (Decrease)
	Due to

	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$(33)	$10	$(23)
Loans, excluding PPP loans	(44)	897	853
PPP loans	445	231	676
Investment securities - taxable	(84)	29	(55)
Investment securities - nontaxable	(65)	47	(18)
FRB and FHLB stock	(30)	23	(7)
Total interest-earning assets	189	1,237	1,426

Interest expense:
Deposits	(636)	48	(588)
Federal funds purchased	—	(2)	(2)
Borrowings from FHLB	(10)	(56)	(66)
Federal Reserve PPPLF borrowings	(3)	35	32
Subordinated debt	2	—	2
Total interest-bearing liabilities	(647)	25	(622)

Net increase in net interest income (taxable equivalent basis)	$836	$1,212	$2,048

Provision for Loan Losses. The Company recognized a negative provision for loan losses of $2.7 million for the three-month period ended June 30, 2021 compared to a provision of $3.0 million for the same period in 2020.  The negative provision for loan losses for the quarter ended June 30, 2021 was primarily the result of decreases in certain segments of the loan portfolio and in nonperforming assets, as well as reductions of certain qualitative risk factors within the allowance for loan losses calculation related to the COVID-19 pandemic.

The Company recognized net charge-offs of $47,000 for the three-month period ended June 30, 2021 compared to net charge-offs of $31,000 for the same period in 2020.

Noninterest Income. Noninterest income decreased $28.2 million for the three-month period ended June 30, 2021 as compared to the same period in 2020.  The decrease was due primarily to a decrease in mortgage banking income of $29.5 million, which was partially offset by a $1.0 million increase in net gain on sales of SBA loans.  The decrease in mortgage banking income was due to decreased loan originations and sales by the mortgage banking segment, as well as margin compression in the residential mortgage loan secondary market.  The increase in net gain on sales of SBA loans was due primarily to increases in production and sales volume from the SBA lending segment, as well as higher premiums in the secondary market.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Expense.  Noninterest expense decreased $4.4 million for the three-month period ended June 30, 2021 as compared to the same period in 2020.  The decrease was due primarily to a decrease in compensation and benefits of $5.6 million, which was partially offset by increases in other noninterest expense and professional fees of $753,000 and $567,000, respectively.  The decrease in compensation and benefits expense is due primarily to a reduction in incentive compensation for the Company’s mortgage banking segment as a result of decreased mortgage banking income. The increases in other noninterest expense and professional fees were primarily to support the growth of the mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $817,000 for the three-month period ended June 30, 2021 as compared to income tax expense of $5.5 million for the same period in 2020.  The decrease is primarily the result of lower pretax income in 2021.  The effective tax rate for 2021 was 15.9% compared to 26.2% for 2020.  The reduction in the effective tax rate is due to lower nondeductible executive compensation in 2021.

Results of Operations for the Nine Months Ended June 30, 2021 and 2020

Overview.  The Company reported net income of $24.7 million, or $10.35 per diluted share, for the nine-month period ended June 30, 2021 compared to net income of $18.2 million, or $7.66 per diluted share, for the nine-month period ended June 30, 2020.

Net Interest Income.  Net interest income increased $9.0 million, or 26.8%, for the nine-month period ended June 30, 2021 as compared to the same period in 2020.  Average interest-earning assets increased $342.7 million and average interest-bearing liabilities increased $253.7 million when comparing the two periods.  The tax-equivalent net interest margin was 3.63% for 2021 compared to 3.66% for 2020.

Total interest income increased $7.1 million, or 16.9%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $342.7 million, from $1.26 billion for 2020 to $1.61 billion for 2021, partially offset by a decrease in the average tax equivalent yield on interest-earning assets from 4.52% for 2020 to 4.15% for 2021.  The increase in average interest-earning assets was primarily due to an increase in the average balance of loans, which increased $324.2 million, or 31.4%, compared to 2020, including an increase of $125.0 million related to PPP loans. The decrease in the weighted-average tax-equivalent yield for 2021 is due primarily to lower market interest rates on loans and investment securities in 2021.

Total interest expense decreased $1.9 million, or 23.6%, due to a decrease in the average cost of interest-bearing liabilities from 1.07% for 2020 to 0.65% for 2021, partially offset by an increase in the average balance of interest-bearing liabilities of $253.7 million, from $1.03 billion for 2020 to $1.28 billion for 2021.  The decrease in the average cost of interest-bearing liabilities for 2021 was due primarily to decreasing market interest rates on deposits and FHLB borrowings, as well as increased PPPLF borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the nine-month periods ended June 30, 2021 and 2020.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Average balances presented are daily averages.  Nonaccrual loans are included in average balances only.  Loan fees are included in interest income on loans and are not material.  Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Nine Months Ended June 30,
	2021			2020
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$39,994	$50	0.17%	$40,219	$395	1.31%
Loans, excluding PPP loans	1,192,834	39,221	4.38	993,675	35,627	4.78
PPP loans	163,079	4,463	3.65	38,101	668	2.34
Investment securities – taxable	43,760	1,350	4.11	46,651	1,591	4.55
Investment securities – nontaxable	146,934	4,491	4.08	128,798	4,092	4.24
FRB and FHLB stock	18,843	436	3.09	15,273	473	4.13
Total interest-earning assets	1,605,444	50,011	4.15	1,262,717	42,846	4.52

Noninterest-earning assets	156,766			105,576
Total assets	$1,762,210			$1,368,293

Liabilities and equity:
NOW accounts	$256,685	$539	0.28%	$190,659	$386	0.27%
Money market deposit accounts	165,239	528	0.43	115,287	674	0.78
Savings accounts	153,586	70	0.06	124,353	73	0.08
Time deposits	244,020	1,293	0.71	300,938	3,552	1.57
Total interest-bearing deposits	819,530	2,430	0.40	731,237	4,685	0.85

Federal funds purchased	—	-	0.00	704	3	0.57
FHLB borrowings	291,030	2,474	1.13	249,257	2,492	1.33
Federal Reserve PPPLF borrowings	148,892	407	0.36	24,649	66	0.36
Subordinated debt	19,819	956	6.43	19,752	955	6.45
Total interest-bearing liabilities	1,279,271	6,267	0.65	1,025,599	8,201	1.07

Noninterest-bearing deposits	268,275			190,237
Other noninterest-bearing liabilities	46,759			27,118
Total liabilities	1,594,305			1,242,954

Total stockholders’ equity	167,743			125,483
Noncontrolling interest in subsidiary	162			(144)
Total equity	167,905			125,339

Total liabilities and equity	$1,762,210			$1,368,293
Net interest income (taxable equivalent basis)		43,744			34,645
Less: taxable equivalent adjustment		(996)			(912)
Net interest income		$42,748			$33,733
Interest rate spread (taxable equivalent basis)			3.50%			3.45%
Net interest margin (taxable equivalent basis)			3.63%			3.66%
Net interest margin, excluding PPP and PPPLF (taxable equivalent basis)			3.67%			3.71%
Average interest-earning assets to average interest-bearing liabilities			125.50%			123.12%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the nine-month periods ended June 30, 2021 and 2020.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Nine Months Ended June 30, 2021
	Compared to
	Nine Months Ended June 30, 2020
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$(344)	$(1)	$(345)
Loans, excluding PPP loans	(3,223)	6,817	3,594
PPP loans	987	2,808	3,795
Investment securities – taxable	(147)	(94)	(241)
Investment securities – nontaxable	(166)	565	399
FRB and FHLB stock	(134)	97	(37)
Total interest-earning assets	(3,027)	10,192	7,165

Interest expense:
Deposits	(2,669)	414	(2,255)
Fed funds purchased	—	(3)	(3)
Borrowings from FHLB	(403)	385	(18)
Federal Reserve PPPLF borrowings	6	335	341
Subordinated debt	(2)	3	1
Total interest-bearing liabilities	(3,068)	1,134	(1,934)

Net increase in net interest income (taxable equivalent basis)	$41	$9,058	$9,099

Provision for Loan Losses.  The Company recognized a negative provision for loan losses of $1.8 million for the nine-month period ended June 30, 2021 compared to a provision of $5.2 million for the same period in 2020.  The negative provision for loan losses for 2021 was primarily the result of decreases in certain segments of the loan portfolio and nonperforming assets, as well as reductions of certain qualitative risk factors within the allowance for loan losses calculation related to the COVID-19 pandemic.

The Company recognized net charge-offs of $609,000 for the nine-month period ended June 30, 2021 compared to net charge-offs of $590,000 for the same period in 2020.

Noninterest Income.  Noninterest income increased $27.6 million for the nine-month period ended June 30, 2021 as compared to the same period in 2020.  The increase was due primarily to increases in mortgage banking income of $23.2 million and net gain on sales of SBA loans of $3.5 million.  The increase in mortgage banking income was due to increased production from the secondary-market residential mortgage lending segment.  The increase in net gain on sales of SBA loans was due primarily to increases in production and sales volume from the SBA lending segment, as well as higher premiums in the secondary market.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Expense.  Noninterest expense increased $32.9 million for the nine-month period ended June 30, 2021 as compared to the same period in 2020.  The increase was due primarily to increases in compensation and benefits of $25.1 million, other operating expense of $3.0 million, professional fees of $2.3 million and occupancy and equipment of $1.6 million.  The increase in compensation and benefits expense is attributable to the addition of new employees primarily to support the growth of the Company’s mortgage banking and SBA lending activities, routine salary and benefits adjustments, and increased incentive compensation primarily as a result of the performance of the Company’s mortgage banking segment.  The increases in other operating expense, professional fees and occupancy and equipment were primarily to support the growth of the mortgage banking segment.

Income Tax Expense.  The Company recognized income tax expense of $9.0 million for the nine-month period ended June 30, 2021 as compared $5.4 million for the same period in 2020.  The increase for 2021 was due primarily to higher pretax income.  The effective tax rate for 2021 was 26.5% as compared to 23.0% for 2020.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At June 30, 2021, the Bank had cash and cash equivalents of $22.9 million and securities available-for-sale with a fair value of $207.6 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank and the Captive.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At June 30, 2021, the Company (unconsolidated basis) had liquid assets of $2.8 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  As of June 30, 2021, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 10.62%, 11.92%, 11.92% and 12.97%, respectively.  The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines.  At June 30, 2021, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine-month period ended June 30, 2021, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

	At June 30, 2021		At September 30, 2020
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(4,045)	(8.99)%	$(2,493)	(5.30)%
200bp	(1,935)	(4.30)	(593)	(1.26)
100bp	(64)	(0.14)	942	2.00
(100)bp	(1,342)	(2.98)	(1,132)	(2.40)
(200)bp	(2,032)	(4.52)	(1,939)	(4.12)

At June 30, 2021, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $64,000 or 0.14%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 4.30% and 8.99%, respectively.  An immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $1.3 million, or 2.98%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to decrease by 4.52%. All estimated changes presented in the above table are within the policy guidelines approved by the Company’s Board of Directors.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of June 30, 2021 (the “Evaluation Date”), the Company performed an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2021:

				(d)
			(c)	Maximum number
			Total number of shares	(or appropriate dollar value)
	(a)	(b)	(or units) purchased as	of shares (or units)
	Total number of	Average price	part of publicly	that may yet be
	shares (or units)	paid per share	announced plans or	purchased under
Period	purchased	(or unit)	programs (1)	the plans or programs
April 1, 2021 through April 30, 2021	—	$—	—	116,003
May 1, 2021 through May 31, 2021	411	$69.04	411	115,592
June 1, 2021 through June 30, 2021	—	$—	—	115,592
Total	—	$—	—	115,592
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

104	Cover Page Interactive Data File (Formatted in Inline XBRL and Contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated August 13, 2021	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated August 13, 2021	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer