Form 10-K
period 2021-09-30
First Savings Financial Group, Inc.
filed 2021-12-14
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

Large Accelerated Filer ◻	Accelerated Filer ☒
Non-accelerated Filer ◻	Smaller Reporting Company ⌧
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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $127.9 million, based upon the closing price of $22.38 per share as quoted on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2021.

The number of shares outstanding of the registrant’s common stock as of December 7, 2021 was 7,169,826.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2021, which is the most recent date for which data is available from the FDIC, we held approximately 21.86%, 19.52%, 3.71%, 24.70%, 100.00% and 23.20% of the FDIC-insured deposits in Clark, Daviess, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively.  This data does not reflect deposits held by credit unions with which we also compete.  In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area.  Some of these institutions are larger than us and, therefore, may have greater resources.

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

The largest segments of our loan portfolio are single tenant net lease and residential real estate mortgage loans, which are primarily one- to four-family residential loans, and, to a lesser extent, commercial real estate and SBA commercial business loans.  We also originate residential and commercial construction loans, land and land development loans, and consumer loans.  We generally originate loans for investment purposes, although, depending on the interest rate environment and our asset/liability management goals, we may sell into the secondary market the 25-year and 30-year fixed-rate residential mortgage loans that we originate, as well as the portion of loans guaranteed by the U.S. Small Business Administration (“SBA”) that we originate under its 7(a) program. We do not offer, have not offered and have not purchased or acquired Alt-A, sub-prime or no-documentation loans.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 80%, including that for non-owner occupied residential real estate loans whose loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance. However, the total balance of residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $64.3 million, of which some do not have private mortgage insurance or government guaranty. We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

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

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area (“NNN Finance Program”).  This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees.  The terms of the loans are generally consistent with the aforementioned terms of in-market commercial real estate loans; however, these cannot exceed 70% loan-to-value and loan maturities cannot exceed the expiration of the underlying leases.  In addition, the Company has established guidelines with respect to concentrations by state, lessee and industry of lessees as a percentage of regulatory capital.  The average size of these loans originated was $1.5 million and the portfolio balance was $403.7 million at September 30, 2021.

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

We generally do not sell whole loans, other than long-term fixed rate residential mortgage loans that we originate, or participation interests in loans originated by us. We also generally do not purchase whole loans or participation interests in loans originated by other financial institutions.  However, in order to manage certain risk factors or supplement our lending portfolio, we may sell or purchase whole loans or participation interests in loans from time to time depending on various factors. At September 30, 2021, $67.6 million of loans included sold participation interests of $34.4 million, for a net position of $33.2 million outstanding in our portfolio. At September 30, 2021, there were no acquired participation interests of loans.

Beginning in April 2015, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in SBA lending in order to enhance the Company’s proficiency in SBA 7(a) program loan originations and sales.  The Bank continues to hire additional business development officers and appropriate supporting staff in order to grow this lending platform.  The primary purpose of this lending platform is to originate SBA 7(a) program loans, the borrowers and collateral for which are outside of our primary market area, and sell the amounts guaranteed by the SBA in the secondary market.  This lending platform is also designed to diversify the Company’s geographic and interest rate risk profile with respect to the retained unguaranteed amounts given the geographic dispersion of the loans and collateral, and their floating rate structure.  The Company originated SBA loans with a total commitment of $128.1 million during the year ended September 30, 2021, of which $22.0 million represented loans originated under the SBA’s Paycheck Protection Program (“PPP”).  At September 30, 2021, $360.7 million of SBA loans included sold guaranteed portions of $244.8 million, for a net position of $115.9 million outstanding in our portfolio.  The amount outstanding in the Bank’s portfolio at September 30, 2021 included $24.1 million in SBA loans held for sale, $56.7 million of PPP loans, $4.3 million in the unguaranteed portion of SBA loans not yet sold, $23.3 million in the guaranteed portion of SBA loans not yet sold and $67.6 million in the unguaranteed portion of SBA loans sold.  All SBA loans held for sale were carried at the lower of cost or fair market value at September 30, 2021 and 2020.

Mortgage Banking. Beginning in April 2018, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in the origination and sale of one- to four-family residential real estate loans on a nationwide basis.  The Bank continues to hire additional business development officers and appropriate supporting staff in order to grow this lending platform.  The primary purpose of this lending platform is to originate one- to four-family residential real estate loans, the borrowers and collateral for which are outside of our primary market area, and sell the whole loans in the secondary market.  The Company originated $4.12 billion and sold $4.19 billion of one- to four-family residential real estate loans within this lending platform during the year ended September 30, 2021.  The amount outstanding in the Bank’s portfolio at September 30, 2021 included $167.8 million in loans held for sale, recorded at fair market value.

Beginning in 2019, the Bank began to augment its mortgage banking originations by purchasing whole loans from third party originators. The Bank’s Third Party Origination (“TPO”) program expanded significantly in 2020 and 2021 and accounted for the majority of the Bank’s activity in the mortgage banking division in 2020 and 2021. Loans purchased from third party originators generally have a higher cost and result in a lower profit margin for the Bank upon the sale of loans. Our decision to sell or purchase loans is based on prevailing market interest rate conditions, interest rate risk management considerations, regulatory lending restrictions and liquidity needs.

The residential mortgage industry is highly competitive, and we compete with other community banks, regional banks, national banks, credit unions, financial service companies and online mortgage companies. Due to the highly competitive nature of the residential mortgage industry, we expect to continue to face competitive pressures related to changing market conditions that could reduce our margins and mortgage banking revenue. The mortgage volume industry-wide could decline, which could result in a significant decline in our mortgage banking revenue. Our mortgage banking office leases are generally short-term in nature and the compensation arrangements provide scalability to our business model. See Note 28, “Segment Reporting,” and Note 30, “Mortgage Banking Income” for details regarding the financial performance of the mortgage banking segment.

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

Loans to One Borrower.The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At September 30, 2021, our regulatory limit on loans to one borrower was $27.6 million.  At that date, our largest lending relationship was for a commitment of $20.0 million, of which $15.9 million was outstanding, and was performing according to its original terms at that date.

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

At September 30, 2021, our investment portfolio consisted primarily of U.S. Treasury bills, government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and pass-through asset-backed securities guaranteed by the SBA.

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

Borrowings. We use advances from the FHLB to supplement our investable funds. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System functions as a central reserve bank providing credit for member financial institutions. First Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of the U.S., U.S. government agencies or U.S. government-sponsored enterprises), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. During 2021, we also utilized the Federal Reserve Bank’s PPP Liquidity Facility (“PPPLF”) to fund certain PPP loans. We have three federal funds purchased line of credit facilities with other financial institutions that are subject to continued borrower eligibility and are intended to support short-term liquidity needs. We also utilize brokered certificates of deposit and reciprocal time deposits as sources of borrowings and may use broker repurchase agreements and internet certificates of deposit from time to time, depending on our liquidity needs and pricing of these facilities versus other funding alternatives.

Employees and Human Capital Resources

We believe that the success of a business is largely due to the quality of its employees, the development of each employee's full potential, and the Company's ability to provide timely and satisfying rewards. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies from within. We invest in learning and development including tuition reimbursement for courses, degree programs and fees paid for certifications. As of September 30, 2021, we had 550 full-time employees and 40 part-time employees, none of whom is represented by a collective bargaining unit.

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

On April 25, 2017, the Bank formed Q2 Business Capital, LLC (“Q2”), which is an Indiana limited liability company that specializes in the origination and servicing of SBA loans.  The Bank originally owned 51% of Q2’s membership interests.  On December 31, 2020, the Bank completed the acquisition of the minority interests in Q2, and Q2 became a wholly-owned subsidiary of the Bank.  As part of the acquisition of the minority interests, the Bank paid total consideration of $3.2 million.  The acquisition was accounted for as an equity transaction, and resulted in the reclassification of the noncontrolling interests of $695,000, the recognition of net deferred tax assets of $590,000 and a reduction of additional paid-in capital of $1.9 million.

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

As of September 30, 2021, First Savings Bank met all applicable capital adequacy requirements in effect at that date.

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

Assessments.  Indiana banks are required to pay assessments to the INDFI to fund the agency’s operations.  The assessments paid to the INDFI by First Savings Bank for the year ended September 30, 2021 totaled $98,000.

Federal Home Loan Bank System.  First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  First Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB.  First Savings Bank was in compliance with this requirement with an investment in FHLB capital stock at September 30, 2021 of $17.7 million.

Federal Reserve Board System.  The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). On March 26, 2020, in response to the COVID-19 pandemic, the FRB reduced the reserve requirement for the Bank to zero, and the requirement remained at zero at September 30, 2021 and 2020.  Prior to the reduction to zero, the regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $182.9 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $182.9 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $21.1 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements.  As of September 30, 2021, First Savings Bank was in compliance with this requirement.

CARES Act.  In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020.  Among other things, the CARES Act includes the following provisions impacting financial institutions like First Savings Bank:

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

The Coronavirus Response and Relief Supplemental Appropriations Act (“CRRSAA”), which was signed into law on December 27, 2020, provides additional SBA-provided loan payments to eligible SBA borrowers beginning in February 2021.  In addition to participation in the first round of PPP loans authorized by the CARES Act, First Savings Bank participated in the second round of PPP loans authorized by CRRSAA.

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

The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be limited if a subsidiary bank becomes undercapitalized. The guidance also provides for regulatory consultation prior to a bank holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or where the redemption or repurchase of common or preferred stock cause a net reduction in the amount of such equity instruments outstanding at the end of a quarter compared to the beginning of the quarter in which the redemption or repurchase occurs. These regulatory policies could affect the ability of First Savings Financial Group to pay dividends, repurchase shares of its stock or otherwise engage in capital distributions.

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate.  For the Company’s tax year ended September 30, 2021, Indiana imposed a 6.00% franchise tax based on a financial institution’s adjusted gross income as defined by statute.  The Indiana franchise tax rate will be reduced to 5.50%, 5.00%, and 4.90% for the Company’s tax years ending September 30, 2022, 2023, and 2024 and years thereafter, respectively. In computing Indiana taxable income, deductions for municipal interest, state and local income taxes and certain accelerated depreciation permitted for federal tax purposes are disallowed.

The Company and its subsidiaries also file income and franchise tax returns in various other states where they are deemed to have tax nexus.

Our state income tax returns have not been audited during the last five years.

Item 1A.    RISK FACTORS

Risks Related to COVID-19

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted and are largely outside of our control, including the scope and duration of the pandemic, new virus variants and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted and are largely outside of our control, including the scope and duration of the pandemic, possible new virus variants and actions taken by governmental authorities in response to the pandemic.  The COVID-19 pandemic has created extensive disruptions to the global and U.S. economies and to the lives of individuals throughout the world.  Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. While the economy has improved, disruptions to supply chains continue and significant inflation has been seen in the market. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and the effects of COVID-19 could have a material adverse impact on us in a number of ways as described in more detail below.

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns or slowdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments.

Hotel and restaurant operators and others in the leisure, hospitality and travel industries, among other industries, have been particularly harmed by COVID-19. See “Item 7 – Management’s Discussion and Analysis for Financial Condition and Results of Operations” for information about the Company’s outstanding loans to borrowers in the hotel and restaurant industries.  If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we participated in the Paycheck Protection Program under the CARES Act whereby loans to small businesses were made and those loans were subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

Strategic Risk – Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs or reduce our asset yields, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have at times rapidly expanded in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating loans.

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

Interest Rate Risk/Market Value Risk – Our net interest income, lending and investment activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19.  In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on financial markets and market stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions could increase our funding costs or reduce our asset yields and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in prevailing fair market values of our investment securities and other assets, including mortgage servicing rights and SBA loan servicing rights. Fluctuations in interest rates will impact both the level of income and expense recorded on many of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, possible future virus variants, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Risks Related to Our Lending Activities

Our emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2021, $756.4 million, or 69.4%, of our loan portfolio consisted of commercial real estate loans and commercial business loans.  Subject to market conditions, we intend to increase our origination of these loans.  Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, some of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  At September 30, 2021, nonperforming commercial real estate loans totaled $10.2 million.  At September 30, 2021 nonperforming commercial business loans totaled $2.7 million.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At September 30, 2021, $21.3 million, or 2.0% of our loan portfolio consisted of construction loans, and land and land development loans, and $3.1 million, or 28.4% of the construction loan portfolio (excluding undisbursed commitments and portions participated to other financial institutions), consisted of speculative construction loans at that date.  Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination.  Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans.  These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers.  In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss.  Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would adversely affect our earnings.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2021, $22.6 million, or 9.4% of our residential mortgage loan portfolio and 2.1% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties.  Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream.  In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.  Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us.  At September 30, 2021, we had four non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $4.2 million.  Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.  At September 30, 2021, the Bank had one nonperforming non-owner occupied residential loan totaling $20,000.  At September 30, 2021, the Bank did not have any non-owner occupied residential properties held as real estate owned.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

Our mortgage banking operation originates and sells residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products and the revenue realized on the sale of loans and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $104.5 million in the year ended September 30, 2021. This revenue could significantly decline in future periods if interest rates were to rise and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability.

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

The value of our loan servicing rights can fluctuate.  The assets could decrease if prepayment speeds or delinquency rates of the underlying loans increase, or if the costs to service the loans increase.  The value of the assets could also decline if there is a lack of liquidity in the loan servicing rights market.  Similarly, the value may decrease if interest rates decrease or change in a non-parallel manner or are otherwise volatile.  All of these factors are largely out of our control.  Estimates must be developed and assumptions and judgments must be made when valuing these assets.  An inaccurate valuation, or changes to the valuation due to factors outside of our control, could negatively impact our ability to realize the full value of these assets.  As a result, our balance sheet may not precisely represent the fair market value of these and other financial assets.

Risks Related to Competition

Strong competition within our primary market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and attract deposits.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  At June 30, 2021, which is the most recent date for which data is available from the FDIC, we held approximately 21.86%, 19.52%, 3.71%, 24.70%, 100.00% and 23.20% of the FDIC-insured deposits in Clark, Daviess, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our primary market area.  See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

Risks Related to Changes in Market Interest Rates

Changing interest rates may hurt our earnings and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income. At September 30, 2021, approximately $370.7 million, or 34.0% of the total loan portfolio, consisted of fixed-rate loans with maturity dates after September 30, 2022.  This investment in fixed-rate loans exposes the Company to increased levels of interest rate risk.

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

Goodwill represents the amount of consideration exchanged over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  At September 30, 2021, our goodwill totaled $9.8 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

Risks Related to an Investment in Our Common Stock

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2021 or that we will be able to pay future dividends at all.

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

As of December 7, 2021, our directors, executive officers, and their related entities and persons currently beneficially own, in the aggregate, approximately 14.30% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our directors, executive officers, and their related entities and persons, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of September 30, 2021.

	Year	Owned/
Location	Opened	Leased
Main Office:

Jeffersonville Main Office 702 North Shore Drive, Suite 300 Jeffersonville, Indiana	2019	Owned

Branch Offices:

Clarksville Office 501 East Lewis & Clark Parkway Clarksville, Indiana	1968	Owned

Jeffersonville – 10th Street Office 3538 E 10th Street Jeffersonville, Indiana	2020	Owned

Charlestown Office 1100 Market Street Charlestown, Indiana	1993	Owned

Georgetown Office 1000 Copperfield Drive Georgetown, Indiana	2003	Owned

Jeffersonville - Court Avenue Office 202 East Court Avenue Jeffersonville, Indiana	1986	Owned

Sellersburg Office 125 Hunter Station Way Sellersburg, Indiana	1995	Owned

Corydon Office 900 Hwy 62 NW Corydon, Indiana	1996	Owned

Salem Office 1336 S Jackson Street Salem, Indiana	1995	Owned

English Office 200 Indiana Avenue English, Indiana	1925	Owned

Marengo Office 165 E State Rd 64 Marengo, Indiana	1984	Owned

Lanesville Office 7340 Main Street NE Lanesville, Indiana	1948	Owned

Elizabeth Office 8160 Beech Street SE Elizabeth, Indiana	1975	Owned

New Albany Office 2218 State Street New Albany, Indiana	2013	Leased

Odon Office 501 West Main Street Odon, Indiana	1982	Owned

Montgomery Office 478 West Meyers Street Montgomery, Indiana	1992	Owned

The Company purchased an 8.097 acre parcel of land in Jeffersonville, Indiana, in July 2013 upon which it intended to construct an office building, relocate its corporate headquarters, and subsequently divest of additional unused acreage in future years.  However, in October 2018, the Company acquired an office building for $7.5 million in Jeffersonville, Indiana, to which it has relocated its corporate headquarters.  As of September 30, 2021, the 8.097 acre parcel of land, which has a carrying value of approximately $1.7 million, is listed for sale and is included in other real estate owned, held for sale on the balance sheet of the Consolidated Financial Statements.

The Company acquired commercial property in Jeffersonville, Indiana, in October 2019 upon which we renovated the existing building for the purpose of housing the Company’s operations offices.

The Company purchased a 21.94 acre parcel of land in Floyds Knobs, Indiana, in July 2021 upon which it intends to construct a branch office.

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

At September 30, 2021, the Company has recorded a loss for restitution to be repaid to certain borrowers who originated loans through the Company’s mortgage banking division.  A settlement agreement has been reached and the total expected restitution of $450,000 has been recognized at September 30, 2021.

First Savings Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessing customer fees related to items presented on accounts with insufficient funds (NSF items).  The Company has not accrued a loss contingency for this pending litigation at September 30, 2021 because it has not determined that a probable loss will occur and cannot reasonably estimate a potential loss amount.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol “FSFG.” All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021. As of December 7, 2021, the Company had approximately 229 holders of record and 7,169,826 shares of common stock outstanding.  The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.  See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 22 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company.  The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future.

Purchases of Equity Securities

On August 16, 2021, the Company announced that its Board of Directors authorized a stock repurchase program to acquire up to 356,220 shares, or 5.0% of the Company’s outstanding common stock.  This replaces the previously existing stock repurchase program announced by the Company on November 16, 2012, which had 346,776 shares (split-adjusted) remaining for repurchase. There were no shares repurchased under either stock repurchase plan during the quarter ended September 30, 2021.

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2021 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants and	outstanding options,	(excluding securities reflected in
	rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	217,074	$16.58	360,618

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	217,074	$16.58	360,618

In December 2009 the Company adopted the 2010 Equity Incentive Plan (“2010 Plan”), which the Company’s shareholders approved in February 2010.  The 2010 Plan provided for the award of stock options and restricted stock.  The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 1.1 million shares, consisting of 762,612 stock options and 305,043 shares of restricted stock.  As of September 30, 2021, grants outstanding under the 2010 Plan included 305,043 restricted shares, 562,521 incentive stock options and 203,091 non-statutory stock options to directors, officers and key employees.  The restricted shares and stock options granted vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

In December 2015 the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”), which the Company’s shareholders approved in February 2016.  The 2016 Plan provides for the award of stock options and restricted stock.  The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock.  As of September 30, 2021, grants outstanding under the 2016 Plan included 64,500 restricted shares, 158,100 incentive stock options and 36,840 non-statutory stock options to directors, officers and key employees.  The restricted shares and stock options granted vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

In December 2020, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”), which the Company’s shareholders approved in February 2021.  The 2021 Plan provides for the award of stock options and restricted stock.  The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 356,058 shares, none of which had been granted at September 30, 2021.

In November 2021, the Company granted 137,250 stock options and 45,750 restricted shares to directors, officers and key employees, which will vest over a one-year or five-year period.

Item 6.    [RESERVED]

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

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, data processing expenses, professional service fees, federal deposit insurance premiums, advertising, net losses on foreclosed real estate and other miscellaneous expenses. Salaries and employee benefits consist primarily of: salaries, wages and incentive compensation paid to our employees; payroll taxes; and expenses for health insurance, retirement plans and other employee benefits. We also recognize annual employee compensation expenses related to our equity incentive plans as the equity incentive awards vest. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes, office lease expense and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years. Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans. Professional fees expense represents the fees we pay to third parties for legal, accounting, investment advisory and other consulting services. Federal deposit insurance premiums are payments we make to the FDIC to insure of our deposit accounts. Other expenses include expenses for office supplies, postage, telephone, insurance, regulatory assessments and other miscellaneous operating expenses.

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

	At September 30,
(In thousands)	2021	2020	2019	2018	2017
Financial Condition Data:
Total assets	$1,720,506	$1,764,625	$1,222,579	$1,034,406	$891,133
Cash and cash equivalents	33,428	33,726	41,432	42,274	34,259
Trading account securities	—	—	—	—	7,175
Securities available-for-sale	206,681	201,965	177,302	184,373	178,099
Securities held-to-maturity	1,837	2,102	2,336	2,607	2,878
Loans held for sale	214,940	285,525	96,070	32,125	25,635
Loans, net	1,075,936	1,090,063	810,658	704,271	586,456
Deposits	1,227,580	1,048,076	834,384	811,112	669,382
Borrowings from FHLB	250,000	310,858	222,544	90,000	118,065
Other borrowings	19,865	194,631	23,729	21,013	1,348
Stockholders’ equity	180,377	157,272	121,053	98,813	93,115

	For the Year Ended September 30,
(In thousands)	2021	2020	2019	2018	2017
Operating Data:
Interest income	$65,259	$57,699	$50,995	$42,159	$33,917
Interest expense	8,087	10,538	10,906	6,337	4,457
Net interest income	57,172	47,161	40,089	35,822	29,460
Provision (credit) for loan losses	(1,767)	7,962	1,463	1,353	1,301
Net interest income after provision for loan losses	58,939	39,199	38,626	34,469	28,159
Noninterest income	120,436	133,351	43,854	13,295	8,625
Noninterest expense	139,409	125,808	62,390	33,006	24,951
Income before income taxes	39,966	46,742	20,090	14,758	11,833
Income tax expense	9,997	12,661	3,095	2,422	2,520
Net income	29,969	34,081	16,995	12,336	9,313
Less: net income attributable to noncontrolling interests	402	727	818	1,434	—
Net income attributable to First Savings Financial Group	$29,567	$33,354	$16,177	$10,902	$9,313

	For the Year Ended September 30,
	2021	2020	2019	2018	2017
Per Share Data (1):
Net income per common share, basic	$4.16	$4.72	$2.33	$1.61	$1.40
Net income per common share, diluted	4.12	4.68	2.27	1.54	1.33
Dividends per common share	0.36	0.22	0.21	0.20	0.19

(1)	Per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

	At or For the Year Ended September 30,
	2021	2020	2019	2018	2017
Performance Ratios:
Return on average assets	1.69%	2.27%	1.42%	1.11%	1.10%

Return on average equity	17.59	26.06	15.65	12.80	10.56

Return on average common stockholders’ equity	17.37	25.46	15.00	11.37	10.56

Interest rate spread (1)	3.54	3.37	3.63	3.82	3.84

Net interest margin (2)	3.67	3.55	3.88	3.99	3.95

Other expenses to average assets	7.95	8.58	5.48	3.35	2.96

Efficiency ratio (3)	78.49	69.70	74.32	67.20	65.51

Efficiency ratio (excluding nonrecurring items) (4)	78.51	69.86	74.51	63.96	64.69

Average interest-earning assets to average interest-bearing liabilities	125.92	123.65	124.96	125.02	120.21

Dividend payout ratio	8.59	4.77	9.10	12.32	13.20

Average equity to average assets	9.71	8.92	9.54	9.77	10.45

Capital Ratios (5):
Total capital (to risk-weighted assets):
Consolidated	14.28%	13.37%	13.85%	14.50%	12.69%
Bank	13.60	12.75	12.88	12.92	12.22

Tier 1 capital (to risk-weighted assets):
Consolidated	11.76	10.58	10.70	10.84	11.53
Bank	12.54	11.53	11.81	11.75	11.05

Common equity Tier 1 capital (to risk-weighted assets):
Consolidated	11.76	10.58	10.70	10.84	11.53
Bank	12.54	11.53	11.81	11.75	11.05

Tier 1 capital (to average adjusted total assets):
Consolidated	9.73	8.53	8.39	8.39	9.14
Bank	10.07	9.37	9.34	9.10	8.79

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for 2021, 2020 and 2019, a blended federal marginal tax rate of 24.5% for 2018 and 34% for 2017.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for 2021, 2020 and 2019, a blended federal tax rate of 24.5% for 2018 and 34% for 2017.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	Represents other expenses, excluding nonrecurring items as discussed below, divided by the sum of net interest income and other income, excluding income (loss) from tax credit investments discussed below. The efficiency ratio for 2021, 2020 and 2019 excludes the income from tax credit investments of $32,000, $426,000 and $210,000, respectively. The efficiency ratio for 2018 excludes the income from tax credit investments of $585,000, expenses of $1.3 million associated with the acquisition of and merger with Dearmin and FNBO, and expenses of $661,000 associated with the initial operations of the secondary-market residential mortgage lending division. The efficiency ratio for 2017 excludes the loss on tax credit investment of $226,000 and expenses of $166,000 associated with the acquisition of and merger with Dearmin and FNBO. This is a non-GAAP financial measure that management believes is useful to investors in understanding the Company’s performance.

	At or For the Year Ended September 30,
	2021	2020	2019	2018	2017
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.31%	1.54%	1.22%	1.31%	1.36%

Allowance for loan losses as a percent of nonperforming loans	92.43	125.05	193.82	218.18	206.64

Net charge-offs to average outstanding loans during the period	0.07	0.09	0.09	0.02	0.06

Nonperforming loans as a percent of total loans	1.42	1.23	0.63	0.60	0.66

Nonperforming assets as a percent of total assets	1.00	0.95	1.02	1.31	1.33

Other Data:
Number of full service branch offices	15	15	15	16	14
Number of deposit accounts	46,361	44,852	44,343	43,368	33,594
Number of loans	7,041	8,074	7,759	7,228	5,679

Balance Sheet Analysis

Cash and Cash Equivalents.  At September 30, 2021 and 2020, cash and cash equivalents totaled $33.4 million and $33.7 million, respectively.  The Bank is at times required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but are interest-bearing.

Loans Held for Sale.  Residental mortgage loans held for sale decreased by $95.6 million in 2021 due to loan sales outpacing originations. Single tenant net lease loans held for sale incresed by $23.0 million in 2021 due to a transfer from held for investment to held for sale during the year.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate one to four family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans.  To a lesser extent, we originate various consumer loans including home equity lines of credit.  Net loans decreased $14.1 million, from $1.09 billion at September 30, 2020 to $1.08 billion at September 30, 2021.

At September 30, 2021, residential mortgage loans totaled $241.4 million, or 22.2% of total loans, compared to $191.8 million, or 17.3% of total loans at September 30, 2020. The increase in residential mortgage loans is primarily due to the creation of a new national first-lien home equity line of credit product during the year, which had an outstanding balance of $82.0 million at September 30, 2021, partially offset by loan refinancings and payoffs. We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 15-year and 30-year fixed rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income.  Management intends to continue offering short-term adjustable rate residential mortgage loans and generally sell long-term fixed rate mortgage loans in the secondary market.

Commercial real estate loans, including in-market commercial real estate loans, single tenant net lease loans, and SBA real commercial real estate loans, totaled $616.1 million, or 56.5% of total loans at September 30, 2021, compared to $531.7 million, or 47.9% of total loans at September 30, 2020.  The increase in commercial real estate loans is primarily due to an increase in single tenant net lease loans, which increased $69.1 million during the year ended September 30, 2021.  Management intends to continue to focus on pursuing commercial real estate loan opportunities, both within our primary market area as well as through the single tenant net lease and SBA loan programs, to further diversify the loan portfolio.

Multi-family real estate loans totaled $40.3 million, or 3.7% of total loans at September 30, 2021, compared to $42.4 million, or 3.8% of total loans at September 30, 2020.  These loans are primarily secured by apartment buildings and other multi-tenant developments in our primary market area.

Residential construction loans totaled $8.3 million, or 0.8% of total loans at September 30, 2021, of which $3.1 million were speculative construction loans.  At September 30, 2020, residential construction loans totaled $9.4 million, or 0.8% of total loans, of which $5.0 million were speculative loans.

Commercial construction loans totaled $2.7 million, or 0.3% of total loans, at September 30, 2021 compared to $6.9 million, or 0.6% of total loans at September 30, 2020.

Land and land development loans totaled $10.2 million, or 0.9% of total loans at September 30, 2021, compared to $9.4 million, or 0.9% of total loans at September 30, 2020.  These loans are primarily secured by vacant lots to be improved for residential and nonresidential development, and farmland.

Commercial business loans, including in-market commercial business loans and SBA commercial business loans, totaled $140.3 million, or 12.9% of total loans, at September 30, 2021 compared to $267.3 million, or 24.1% of total loans, at September 30, 2020.  In-market commercial business loans decreased $630,000 during the year due primarily to decreased commercial business lending opportunities in our primary market area.  SBA commercial business loans decreased $126.4 million during the year primarily due to pay-downs and SBA PPP loan forgiveness as the outstanding balance of PPP loans decreased $123.9 million during the year.  Management intends to continue to focus on pursuing commercial business loan opportunities, both within our primary market area as well as through various SBA loan programs, to further diversify the loan portfolio.

Consumer loans totaled $30.6 million, or 2.8% of total loans, at September 30, 2021 compared to $50.6 million, or 4.6% of total loans, at September 30, 2020.  Consumer loans, including automobile loans, junior lien home equity lines of credit, unsecured loans and loans secured by deposits, decreased due to pay-downs, payoffs, charge-offs and management’s decision to focus on other lending opportunities with less inherent credit risk.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$241,425	22.15%	$191,781	17.29%
Commercial	149,600	13.73	141,522	12.76
Single tenant net lease	403,692	37.04	334,636	30.16
SBA commercial real estate	62,805	5.76	55,508	5.00
Multi-family	40,324	3.70	42,368	3.82
Residential construction	8,330	0.76	9,361	0.84
Commercial construction	2,717	0.25	6,941	0.63
Land and land development	10,217	0.94	9,403	0.85
	919,110	84.33	791,520	71.35

Commercial business	59,883	5.49	60,513	5.45
SBA commercial business	80,400	7.38	206,807	18.64
Consumer	30,563	2.80	50,576	4.56

Total loans	1,089,956	100.00%	1,109,416	100.00%

Deferred loan origination fees and costs, net	281		(2,327)
Allowance for loan losses	(14,301)		(17,026)
Loans, net	$1,075,936		$1,090,063

Loan Maturity

The following table sets forth certain information at September 30, 2021 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At September 30, 2021
			More Than
		More Than One	Five Years	More Than
	One Year or	Year to Five	to Fifteen	Fifteen
Amounts due in:	Less	Years	Years	Years	Total
(In thousands)
Residential real estate (1)	$24,296	$44,051	$96,810	$116,592	$281,749
Commercial real estate (2)	34,508	68,283	50,805	6,221	159,817
Single tenant net lease	44,613	170,979	184,384	3,716	403,692
SBA commercial real estate	1,929	8,154	23,715	29,007	62,805
Residential construction (3)	8,330	—	—	—	8,330
Commercial construction (3)	2,717	—	—	—	2,717
Commercial business	37,613	17,084	4,170	1,016	59,883
SBA commercial business	40,219	26,830	12,351	1,000	80,400
Consumer	4,768	11,553	13,202	1,040	30,563
Total	$198,993	$346,934	$385,437	$158,592	$1,089,956

(1)	Includes multifamily loans.
(2)	Includes farmland, land and land development loans.
(3)	Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2021 that are due after September 30, 2022, and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$68,008	$189,445	$257,453
Commercial real estate (2)	34,825	90,484	125,309
Single tenant net lease	232,128	126,951	359,079
SBA commercial real estate	—	60,876	60,876
Commercial business	16,672	5,598	22,270
SBA commercial business	16,389	23,792	40,181
Consumer	2,718	23,077	25,795
Total	$370,740	$520,223	$890,963

(1)	Includes multifamily loans.
(2)	Includes farmland, land and land development loans.

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and pass-through asset-backed securities guaranteed by the SBA.  Available for sale securities increased by $4.7 million, from $202.0 million at September 30, 2020 to $206.7 million at September 30, 2021, due primarily to purchases of $29.5 million, partially offset by a decrease in unrealized gains of $2.9 million, principal repayments of $4.4 million and maturities and calls of $16.7 million.

Securities Held to Maturity. Our held to maturity securities portfolio consists of mortgage-backed securities issued by government sponsored enterprises and municipal bonds.  Held to maturity securities decreased by $265,000 from $2.1 million at September 30, 2020 to $1.8 million at September 30, 2021, due primarily to maturities and principal repayments.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2021		2020		2019
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
US Treasury bills	$250	$250	$—	$—	$—	$—
Agency mortgage-backed securities	8,143	8,384	7,499	7,952	13,743	14,097
Agency CMO	13,315	13,530	9,398	9,805	8,834	9,048
Privately-issued CMO	729	803	886	958	1,242	1,382
Privately-issued asset-backed	721	772	884	960	1,022	1,178
SBA certificates	2,157	2,138	639	694	1,119	1,154
Municipal	170,102	180,804	168,472	181,596	141,995	150,443
Total	$195,417	$206,681	$187,778	$201,965	$167,955	$177,302

Securities held to maturity:
Agency mortgage-backed securities	$64	$69	$82	$89	$102	$109
Municipal	1,773	1,985	2,020	2,296	2,234	2,561
Total	$1,837	$2,054	$2,102	$2,385	$2,336	$2,670

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2021. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 21.0%. Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

			More than		More than
	One Year		One Year to		Five Years to		More than
	or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available for sale:

US Treasury bills	$250	0.09%	$—	—%	$—	—%	$—	—%	$250	0.09%
Agency mortgage-backed securities	—	—	193	3.89	1,874	3.03	6,317	2.61	8,384	2.74
Agency CMO	—	—	659	2.17	7,787	1.38	5,084	1.87	13,530	1.60
Privately-issued CMO	—	—	—	—	—	—	803	4.10	803	4.10
Privately-issued ABS	—	—	—	—	362	1.26	410	7.70	772	4.68
SBA certificates	—	—	88	1.38	—	—	2,050	1.70	2,138	1.69
Municipal	9,447	3.07	26,429	3.74	34,095	4.10	$110,833	3.69	180,804	3.74
Total	$9,697	3.00%	$27,369	3.70%	$44,118	3.55%	$125,497	3.55%	$206,681	3.54%

Securities held to maturity:

Agency mortgage-backed securities	$—	—%	$—	—%	$42	5.25%	$22	1.79%	$64	4.05%
Municipal	260	6.55	914	6.37	599	5.56	—	—	1,773	6.12
Total	$260	6.55%	$914	6.37%	$641	5.54%	$22	1.79%	$1,837	6.05%

Deposits.  Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments.  Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and time deposits.  Deposits increased $179.5 million from $1.05 billion at September 30, 2020 to $1.23 billion at September 30, 2021.  The Bank recognized increases in money market deposit accounts of $79.1 million, noninterest-bearing checking accounts of $48.4 million, interest-bearing checking accounts of $96.6 million and savings accounts of $19.4 million, when comparing the two years.  Brokered certificates of deposit totaled $70.1 million at September 30, 2021 compared to $54.7 million at September 30, 2020.  Reciprocal time deposits totaled $30.0 million at September 30, 2021, compared to $77.4 million at September 30, 2020.  We have continued to promote relationship oriented deposit accounts but at times also utilize brokered certificates of deposit and reciprocal time deposits as a lower cost alternative to retail time deposits. In addition, we have continued to develop and promote cash management services including sweep accounts and remote deposit capture in order to increase the level of commercial deposit accounts.  We believe that the development and promotion of these products has made us more competitive in attracting commercial deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2021	2020	2019
Non-interest-bearing demand deposits	$291,039	$242,673	$173,072
NOW accounts	315,169	218,581	173,746
Money market accounts	222,972	143,867	121,281
Savings accounts	162,033	142,609	120,393
Retail time deposits	136,309	168,276	146,227
Brokered time deposits	70,058	54,688	99,665
Reciprocal time deposits	30,000	77,382	—
Total	$1,227,580	$1,048,076	$834,384

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity as of September 30, 2021.

(In thousands)	Amount
Three months or less	$7,773
Over three through six months	5,583
Over six through twelve months	8,068
Over twelve months	8,359
Total	$29,783

Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $446.8 million and $310.1 million at September 30, 2021 and 2020, respectively.  These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowings. We use borrowings from the FHLB consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments.  The outstanding balance of borrowings from the FHLB decreased $60.9 million, from $310.9 million at September 30, 2020 to $250.0 million at September 30, 2021. FHLB borrowings are primarily used to fund loan demand and to purchase available for sale securities.

The following table sets forth certain information regarding the Bank’s use of FHLB borrowings.

	Year Ended September 30,
(Dollars in thousands)	2021	2020	2019
Maximum amount of FHLB borrowings outstanding at any month-end during period	$340,092	$332,152	$222,544
Average FHLB borrowings outstanding during period	282,001	260,222	143,480
Weighted average interest rate during period	1.13%	1.29%	1.87%
Balance outstanding at end of period	$250,000	$310,858	$222,544
Weighted average interest rate at end of period	1.13%	1.10%	1.64%

On September 20, 2018, the Company entered into a subordinated note purchase agreement in the principal amount of $20 million. The subordinated note initially bears a fixed interest rate of 6.02% per year through September 30, 2023, and thereafter a floating rate, reset quarterly, equal to the three-month LIBOR rate plus 310 basis points.  All interest is payable quarterly and the subordinated note is scheduled to mature on September 30, 2028.  The subordinated note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after September 30, 2023.  The subordinated note is intended to qualify as Tier 2 capital for the Company under regulatory guidelines.  The subordinated note had a carrying value of $19.9 million, net of unamortized debt issuance costs of $135,000, at September 30, 2021.

The Bank has entered into federal funds purchased line of credit facilities with three other financial institutions that established lines of credit not to exceed the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, $22 million and $15 million, respectively.  At September 30, 2021, the Bank did not have any outstanding federal funds purchased under these lines of credit.

In April 2020, the Company began utilizing the Federal Reserve PPP Liquidity Facility (“PPPLF”).  The proceeds from the PPPLF were used to fund certain PPP loans, which were pledged as collateral to secure the borrowings.  The Company had no borrowings under the PPPLF at September 30, 2021 due to full repayment during the year.

Stockholders’ Equity.  Stockholders’ equity increased $23.1 million, from $157.3 million at September 30, 2020 to $180.4 million at September 30, 2021.  The increase is due to retained net income of $27.0 million during the year ended September 30, 2021, partially offset by a $2.3 million decrease in accumulated other comprehensive income due to a decrease in the market value of available-for-sale securities and a $1.8 million reduction in additional paid-in capital, primarily due to the purchase of the minority interests in Q2.

Results of Operations for the Years Ended September 30, 2021, 2020 and 2019

Overview. The Company reported net income of $29.6 million ($4.12 per common share diluted) for the year ended September 30, 2021, compared to net income of $33.4 million ($4.68 per common share diluted) for the year ended September 30, 2020.  The decrease in net income was due to a decrease in noninterest income of $12.9 million and an increase in noninterest expense of $13.6 million, partially offset by a $10.0 million increase in net interest income and a $9.7 million reduction in the provision for loan losses.

Net income was $33.4 million ($4.68 per common share diluted) for the year ended September 30, 2020 compared to net income of $16.2 million ($2.27 per common share diluted) for the year ended September 30, 2019.  The increase in net income for 2020 compared to 2019 was due to increases in net interest income of $9.3 million and noninterest income of $87.3 million, partially offset by an increase in noninterest expense of $63.4 million.

Net Interest Income.  For the year ended September 30, 2021, net interest income increased $10.0 million or 21.2%, as compared to 2020, primarily as the result of an increase in the average balance of interest earning assets.  The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, increased from 3.37% for 2020 to 3.54% for 2021 due primarily to a decrease in the average cost of interest-bearing liabilities from 0.96% for 2020 to 0.64% for 2021.  This was partially offset by a decrease in the average yield on interest earning assets from 4.33% for 2020 to 4.18% for 2021.

For the year ended September 30, 2020, net interest income increased $7.1 million or 17.6% as compared to 2019, primarily as the result of an increase in the average balance of interest earning assets.  The interest rate spread decreased from 3.63% for 2019 to 3.37% for 2020 due primarily to a decrease in the average yield on interest earning assets from 4.91% for 2019 to 4.33% for 2020.  This was partially offset by a decrease in the average cost of interest-bearing liabilities from 1.28% for 2019 to 0.96% for 2020.

For the year ended September 30, 2021, total interest income increased $7.6 million, or 13.1%, as compared to 2020.  The increase in total interest income is due primarily to increases in the average balance of interest earning assets of $230.2 million, from $1.36 billion for 2020 to $1.59 billion for 2021, partially offset by a decrease in the average tax-equivalent yield on interest-earning assets, from 4.33% for 2020 to 4.18% for 2021.  The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $223.9 million.  For the year ended September 30, 2020, total interest income increased $6.7 million, or 13.1%, from $51.0 million for the year ended September 30, 2019 to $57.7 million for the year ended September 30, 2020. The increase in total interest income is due primarily to increases in the average balance of interest earning assets of $301.0 million, from $1.06 billion for 2019 to $1.36 billion for 2020, partially offset by a decrease in the average tax-equivalent yield on interest-earning assets from 4.91% for 2019 to 4.33% for 2020.  The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $283.7 million.

Interest income on loans increased $7.9 million, or 15.8%, from $50.2 million for 2020 to $58.1 million for 2021, due primarily to an increase in the average balance of loans outstanding of $223.9 million, from $1.11 billion for 2020 to $1.34 billion for 2021, partially offset by a decrease in the average tax-equivalent yield on loans from 4.52% for 2020 to 4.35% for 2021.  Excluding PPP loans, which have a fixed interest rate of 1.00%, the average tax-equivalent yield on loans decreased from 4.67% for 2020 to 4.40% for 2021 and the average outstanding balance of loans increased $154.6 million for 2021 compared to 2020.  In 2020, interest income on loans increased $7.5 million, or 17.5%, from $42.7 million for 2019 to $50.2 million for 2020, due primarily to an increase in the average balance of loans outstanding of $283.7 million, from $828.8 million for 2019 to $1.11 billion for 2020, partially offset by a decrease in the average tax-equivalent yield on loans from 5.16% for 2019 to 4.52% for 2020.  Excluding PPP loans, which have a fixed interest rate of 1.00%, the average tax-equivalent yield on loans decreased from 5.16% for 2019 to 4.67% for 2020 and the average outstanding balance of loans increased $209.8 million for 2020 compared to 2019.  The increase in the average balance of loans outstanding for both 2021 and 2020 is due primarily to an increase in commercial real estate mortgage loans, as a result of increased single tenant net lease program originations.

Interest income on investment securities decreased $8,000, or 0.1%, primarily due to a decrease in the average tax equivalent yield on investments from 4.05% for 2020 to 4.04% for 2021 slightly offset by an increase in the average balance of investment securities of $2.2 million, from $189.5 million for 2020 to $191.7 million for 2021.  In 2020, interest income on investment securities decreased $301,000, or 4.4%, from $6.8 million for 2019 to $6.5 million for 2020, primarily due to a decrease in the average tax equivalent yield on investments from 4.32% for 2019 to 4.05% for 2020.  The decrease in tax equivalent yield was partially offset by an increase in the average balance of investment securities of $7.5 million, from $182.0 million for 2019 to $189.5 million for 2020.

Total interest expense decreased $2.5 million, or 23.3%, due primarily to a decrease in the average cost of funds from 0.96% for 2020 to 0.64% for 2021, partially offset by an increase in the average balance of interest-bearing liabilities of $162.9 million, from $1.10 billion for 2020 to $1.27 billion for 2021.  The average balance of interest-bearing deposits increased $89.7 million, or 11.8%, from $759.2 million for 2020 to $848.8 million for 2021, and the average cost of funds for deposits was 0.75% for 2020 compared to 0.38% for 2021.  The average balance of borrowings from the Federal Home Loan Bank increased $21.8 million, or 8.4%, from $260.2 million for 2020 to $282.0 million for 2021, and the average cost of Federal Home Loan Bank borrowings decreased from 1.29% for 2020 to 1.13% for 2021.  Average other borrowings, which are comprised of subordinated debt was $19.8 million for both 2020 and 2021.  The average cost of other borrowings decreased from 6.63% for 2020, net of amortization of debt issuance costs, to 6.53% for 2021, net of amortization of debt issuance costs.  In 2020, total interest expense decreased $368,000, or 3.4%, due primarily to a decrease in the average cost of funds from 1.28% for 2019 to 0.96% for 2020, partially offset by an increase in the average balance of interest-bearing liabilities of $252.4 million, from $849.6 million for 2019 to $1.10 billion for 2020.  The average balance of interest-bearing deposits increased $73.8 million, or 10.8%, from $685.4 million for 2019 to $759.2 million for 2020, and the average cost of funds for deposits was 1.01% for 2019 compared to 0.75% for 2020.  The average balance of borrowings from the Federal Home Loan Bank increased $116.7 million, or 81.3%, from $143.5 million for 2019 to $260.2 million for 2020, and the average cost of funds for Federal Home Loan Bank borrowings decreased from 1.87% for 2019 to 1.29% for 2020.  Average other borrowings, which are comprised of subordinated debt, increased from $19.7 million for 2019 to $19.8 million for 2020.  The average cost of other borrowings increased from 6.48% for 2019, net of amortization of debt issuance costs, to 6.63% for 2020, net of amortization of debt issuance costs.

Average Balances and Yields.

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Nonaccrual loans are included in average balances only.  Loan fees are included in interest income on loans and totaled $4.7 million, $1.8 million and $753,000 for 2021, 2020 and 2019, respectively.  Tax exempt income on loans and investment securities has been adjusted to a tax equivalent basis using a federal marginal tax rate of 21.0%.

	Year Ended September 30,
	2021			2020			2019
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-bearing deposits with banks	$45,847	$73	0.16%	$44,883	$417	0.93%	$39,434	$856	2.17%
Loans, excluding PPP loans	1,193,197	52,500	4.40	1,038,638	48,547	4.67	828,809	42,765	5.16
PPP loans	143,220	5,682	3.97	73,910	1,690	2.29	—	—	0.00
Investment securities - taxable	44,325	1,771	4.00	47,806	2,075	4.34	62,934	2,769	4.40
Investment securities - nontaxable	147,385	5,973	4.05	141,659	5,599	3.95	119,032	5,101	4.29
FRB and FHLB stock	18,948	582	3.07	15,781	617	3.91	11,477	643	5.60
Total interest-earning assets	1,592,922	66,581	4.18	1,362,677	58,945	4.33	1,061,686	52,134	4.91

Non-interest-earning assets	161,386			103,544			76,449
Total assets	$1,754,308			$1,466,221			$1,138,135

Liabilities and equity:
NOW accounts	$268,073	$766	0.29	$197,530	$514	0.26	$177,316	$481	0.27
Money market deposit accounts	178,657	735	0.41	121,588	844	0.69	115,648	1,472	1.27
Savings accounts	156,421	96	0.06	128,004	93	0.07	119,966	93	0.08
Time deposits	245,686	1,598	0.65	312,048	4,208	1.35	272,433	4,898	1.80
Total interest-bearing deposits	848,837	3,195	0.38	759,170	5,659	0.75	685,363	6,944	1.01

Repurchase agreements	—	—	0.00	—	—	0.00	1,075	3	0.28
Federal funds purchased	—	—	0.00	527	3	0.57	33	1	3.03
Borrowings from FHLB	282,001	3,198	1.13	260,222	3,345	1.29	143,480	2,681	1.87
Federal Reserve PPPLF	114,372	400	0.35	62,401	220	0.35	—	—	0.00
Subordinated debt and other borrowings	19,819	1,294	6.53	19,760	1,311	6.63	19,692	1,277	6.48
Total interest-bearing liabilities	1,265,029	8,087	0.64	1,102,080	10,538	0.96	849,643	10,906	1.28

Non-interest-bearing deposits	274,129			201,175			166,719
Other non-interest-bearing liabilities	44,782			32,182			13,159
Total liabilities	1,583,940			1,335,437			1,029,521

Total stockholders’ equity	170,247			130,986			107,865
Noncontrolling interests in subsidiary	121			(202)			749
Total equity	170,368			130,784			108,614

Total liabilities and equity	$1,754,308			$1,466,221			$1,138,135
Net interest income (taxable equivalent basis)		58,494			48,407			41,228
Less: taxable equivalent adjustment		(1,322)			(1,246)			(1,139)
Net interest income		$57,172			$47,161			$40,089
Interest rate spread (taxable equivalent basis)			3.54%			3.37%			3.63%
Net interest margin (taxable equivalent basis)			3.67			3.55			3.88
Average interest-earning assets to average interest-bearing liabilities			125.92			123.65			124.96

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

	Year Ended September 30, 2021			Year Ended September 30, 2020
	Compared to			Compared to
	Year Ended September 30, 2020			Year Ended September 30, 2019
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$5	$(349)	$(344)	$84	$(523)	$(439)
Loans excluding PPP	7,009	(3,056)	3,953	13,180	(7,398)	5,782
PPP loans	2,169	1,823	3,992	563	1,127	1,690
Investment securities - taxable	(145)	(159)	(304)	(661)	(33)	(694)
Investment securities - nontaxable	229	145	374	941	(443)	498
FRB and FHLB stock	111	(146)	(35)	204	(230)	(26)
Total interest-earning assets	9,378	(1,742)	7,636	14,311	(7,500)	6,811

Interest expense:
Deposits	507	(2,971)	(2,464)	593	(1,878)	(1,285)
Repurchase agreements	—	—	—	(3)	—	(3)
Federal funds purchased	(2)	(1)	(3)	9	(7)	2
Borrowings from FHLB	264	(411)	(147)	1,835	(1,171)	664
Federal Reserve PPPLF	180	—	180	220	—	220
Other borrowings (subordinated debt)	5	(22)	(17)	4	30	34
Total interest-bearing liabilities	954	(3,405)	(2,451)	2,658	(3,026)	(368)
Net increase (decrease) in net interest income (taxable equivalent basis)	$8,424	$1,663	$10,087	$11,653	$(4,474)	$7,179

Provision for Loan Losses. The Company recognized a credit for loan losses of $1.8 million for the year ended September 30, 2021 compared to a provision of $8.0 million for 2020.  The credit for loan losses for the year ended September 30, 2021 was primarily the result of decreases in certain segments of the loan portfolio as well as reductions of certain qualitative risk factors within the allowance for loan losses calculation related to the COVID-19 pandemic.  Net charge-offs in 2021 were $958,000 compared to $976,000 for 2020 and nonperforming loans increased $1.9 million to $15.5 million at September 30, 2021.  In 2020, the provision for loan losses increased $6.5 million, or 444.2%, from $1.5 million for the year ended September 30, 2019 to $8.0 million for the year ended September 30, 2020 due primarily to an increase in total loans of $289.3 million, an increase in nonperforming loans for the year and changes to qualitative factors within the allowance for loan losses calculation related to economic uncertainties surrounding the COVID-19 pandemic.  Net charge-offs in 2020 were $976,000 compared to $746,000 for 2019 and nonperforming loans increased $8.4 million to $13.6 million at September 30, 2020. The consistent application of management’s allowance for loan losses methodology resulted in a decrease in the level of the allowance for loan losses for 2021.  See “Analysis of Nonperforming and Classified Assets” included herein.  It is management’s assessment that the allowance for loan losses at September 30, 2021 was adequate and appropriately reflected the probable incurred losses in the Bank’s loan portfolio at that date.

Noninterest Income.  Noninterest income decreased $12.9 million, or 9.7%, from $133.4 million for the year ended September 30, 2020 to $120.4 million for the year ended September 30, 2021.  The decrease was due primarily to a decrease in mortgage banking income of $16.2 million, partially offset by a $3.1 million increase in net gain on sales of SBA loans.  The decrease in mortgage banking income is due to decreased loan originations and sales by the mortgage banking segment, as well as margin compression in the residential mortgage loan secondary market.  The increase in net gain on sales of SBA loans was due primarily to increases in production and sales volume from the SBA lending segment, as well as higher premiums in the secondary market.  In 2020, noninterest income increased $89.5 million, or 204.8%, from $43.9 million for the year ended September 30, 2019 to $133.4 million for the year ended September 30, 2020.  The increase was due primarily to increases in mortgage banking income of $87.7 million and net gain on sales of SBA loans of $1.1 million.  The increase in mortgage banking income is due to production from the secondary-market residential mortgage lending segment that commenced operations in April 2018.  Net gains on the sale of SBA loans increased primarily due to increased production and sales volume from the SBA lending segment.

Noninterest Expense. Noninterest expenses increased $13.6 million, or 10.8%, from $125.8 million for the year ended September 30, 2020 to $139.4 million for the year ended September 30, 2021.  The increase was due primarily to increases in compensation and benefits and professional fees of $10.0 million and $2.0 million, respectively.  The increase in compensation and benefits expense is attributable to the addition of new employees primarily to support the growth of the Company’s mortgage banking, core banking and SBA lending activities, and normal salary and benefits adjustments.  In 2020, noninterest expenses increased $63.4 million, or 101.6%, from $62.4 million for the year ended September 30, 2019 to $125.8 million for the year ended September 30, 2020.  The increase was due primarily to increases in compensation and benefits, advertising expense and other operating expenses of $50.0 million, $4.6 million, $4.2 million, respectively.  The increase in compensation and benefits expense is attributable to the addition of new employees primarily to support the growth of the Company’s mortgage banking and SBA lending activities, routine salary and benefits adjustments, and increased incentive compensation as a result of the Company’s performance.  The increases in advertising expense and other operating expenses are primarily due to the mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $10.0 million for the year ended September 30, 2021, compared to $12.7 million for the year ended September 30, 2020 and $3.1 million for the year ended September 30, 2019.  The effective tax rate was 25.0%, 27.1% and 15.4%, for the years ended September 30, 2021, 2020 and 2019, respectively.  The decrease in the effective tax rate for 2021 compared to 2020 is primarily due to the result of lower pretax income in 2021 and lower nondeductible executive compensation in 2021.  The increase in the effective tax rate for 2020 compared to 2019 is primarily due to increases in pre-tax income and nondeductible executive compensation.

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

The following table provides information with respect to our nonperforming assets at the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be TDRs.  The Bank had 22 TDRs, totaling $1.7 million, which were performing according to their terms and on accrual status as of September 30, 2021.

	At September 30,
(Dollars in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans	$15,000	$13,615	$5,168	$4,182	$3,823
Accruing loans past due 90 days or more	472	—	12	91	93
Total nonperforming loans	15,472	13,615	5,180	4,273	3,916
Performing TDRs	1,743	3,069	7,265	9,145	7,041
Foreclosed real estate	—	—	—	103	852
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$17,215	$16,684	$12,445	$13,521	$11,809

Nonaccrual loans to total loans	1.38%	1.23%	0.63%	0.59%	0.64%
Total nonperforming loans to total loans	1.42	1.23	0.63	0.60	0.66
Total nonperforming loans to total assets	0.90	0.77	0.42	0.41	0.44
Total nonperforming assets to total assets	1.00	0.95	1.02	1.31	1.33

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

Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore, are not included as nonperforming assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Classified assets also include investment securities that have experienced a downgrade of the security’s credit quality rating by various rating agencies.

At September 30, 2021, the Company held ten privately-issued CMO and ABS securities with an aggregate amortized cost of $512,000 and fair value of $526,000 that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.  Based on an independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO or ABS portfolios.  At September 30, 2020, the Company held twelve privately-issued CMO and ABS securities with an aggregate carrying value of $918,000 and fair value of $986,000 that had been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2021			2020
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Residential real estate	$1,438	10.06%	22.15%	$1,255	7.37%	17.29%
Commercial real estate	2,806	19.62	13.73	3,058	17.96	12.76
Single tenant net lease	2,422	16.94	37.04	3,017	17.72	30.16
SBA commercial real estate	3,475	24.30	5.76	4,154	24.40	5.00
Multi-family	518	3.62	3.70	772	4.53	3.82
Residential construction	191	1.34	0.76	243	1.43	0.84
Commercial construction	63	0.44	0.25	181	1.06	0.63
Land and land development	235	1.64	0.94	243	1.43	0.85
Commercial business	1,284	8.98	5.49	1,449	8.51	5.45
SBA commercial business	1,346	9.41	7.38	1,539	9.04	18.64
Consumer	523	3.65	2.80	1,115	6.55	4.56
Total allowance for loan losses	$14,301	100.00%	100.00%	$17,026	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2021	2020	2019
Allowance for loan losses at beginning of period	$17,026	$10,040	$9,323
Provision (credit) for loan losses	(1,767)	7,962	1,463
Charge offs:
Residential real estate	11	36	21
Commercial real estate	—	102	—
Single tenant net lease	—	—	—
SBA commercial real estate	936	360	574
Multi-family	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	—	38	8
SBA commercial business	21	396	71
Consumer	156	238	174
Total charge-offs	1,124	1,170	848

Recoveries:
Residential real estate	24	29	30
Commercial real estate	—	6	2
Single tenant net lease	—	—	—
SBA commercial real estate	23	46	—
Multi-family	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	6	—
Commercial business	5	31	13
SBA commercial business	39	76	—
Consumer	75	—	57
Total recoveries	166	194	102
Net charge-offs	958	976	746

Allowance for loan losses at end of period	$14,301	$17,026	$10,040

Allowance for loan losses to nonaccrual loans	95.34%	125.05%	194.27%
Allowance for loan losses to nonperforming loans	92.43%	125.05%	193.82%
Allowance for loan losses to total loans outstanding at the end of the period	1.31	1.54	1.22
Allowance for loan losses to total loans, excluding PPP loans at the end of the period	1.38	1.84	1.22

The following table sets forth the ratio of net charge offs to average loans outstanding for the periods indicated.

	For the Year Ended September 30,
Loan category	2021	2020	2019
Residential real estate	(0.01)%	0.00%	0.00%
Commercial real estate	0.00	0.06	0.00
Single tenant net lease	0.00	0.00	0.00
SBA commercial real estate	1.52	0.58	1.48
Multi-family	0.00	0.00	0.00
Residential construction	0.00	0.00	0.00
Commercial construction	0.00	0.00	0.00
Land and land development	0.00	(0.06)	0.00
Commercial business	(0.01)	0.01	(0.01)
SBA commercial business	(0.01)	0.34	0.43
Consumer	0.18	0.47	0.28
Total loans	0.09%	0.09%	0.09%

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2021 and 2020 financial information.

	At September 30, 2021		At September 30, 2020
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(3,593)	(7.65)%	$(2,493)	(5.30)%
200bp	(1,508)	(3.21)	(593)	(1.26)
100bp	387	0.82	942	2.00
Static	—	—	—	—
(100)bp	(1,635)	(3.48)	(1,132)	(2.40)

At September 30, 2021, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will increase our net interest income by $387,000 or 0.82% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 3.21% and 7.65%, respectively.  An immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $1.6 million, or 3.48%, over a one year horizon compared to a flat interest rate scenario.

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to our base case scenario, based on September 30, 2021 and 2020 financial information.

	At September 30, 2021
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$306,486	$1,449	0.48%	19.18%	183	bp
200bp	313,652	8,615	2.82	18.96	161	bp
100bp	315,840	10,803	3.54	18.46	111	bp
Static	305,037	—	—	17.35	—	bp
(100)bp	283,983	(21,054)	(6.90)	15.74	(161)	bp

	At September 30, 2020
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$235,115	$(15,327)	(6.12)%	14.04%	31	bp
200bp	242,357	(8,085)	(3.23)	14.06	33	bp
100bp	247,264	(3,178)	(1.27)	13.94	21	bp
Static	250,442	—	—	13.73	—	bp
(100)bp	265,361	14,919	5.96	14.23	50	bp

The previous table indicates that at September 30, 2021, the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point increase in prevailing interest rates, and a decrease in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2021, cash and cash equivalents totaled $33.4 million.  Securities classified as available-for-sale, amounting to $206.7 million, at September 30, 2021, provide additional sources of liquidity.  At September 30, 2021, we had the ability to borrow a total of approximately $394.0 million from the FHLB, of which $250.0 million was borrowed and outstanding.  In addition, we had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at September 30, 2021.  We also had two other federal funds line of credit facilities with other financial institutions from which we had the ability to borrow an additional $22 and $15 million, respectively.  The Bank did not have any outstanding federal funds purchased at September 30, 2021.

At September 30, 2021, the Bank had $192.8 million in commitments to extend credit outstanding, excluding interest rate lock commitments for residential mortgage loans intended for sale in the secondary market that meet the definition of a derivative.  Time deposits due within one year of September 30, 2021 totaled $189.0 million, or 80.0% of time deposits.  We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure.  The balance also includes $70.1 million in brokered time deposits and $30.0 million in reciprocal time deposits at September 30, 2021.  If these maturing time deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30,

2022.  We believe, however, based on past experience that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2021, the Company had liquid assets of $6.9 million on a stand-alone, unconsolidated basis.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2021, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement.”

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

For the year ended September 30, 2021, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management assessed First Savings Financial Group, Inc.’s system of internal control over financial reporting as of September 30, 2021, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that, as of September 30, 2021, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework”.

(c)Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”).

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
(3)Exhibits

No.	Description

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
3.2	Articles of Amendment to the Articles of Incorporation for the Series A Preferred Stock (2)
3.3	Bylaws of First Savings Financial Group, Inc. (1)
4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
10.1	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Larry W. Myers, dated October 7, 2009* (3)
10.2	Change in Control Agreement by and between First Savings Bank and Jackie R.Journell dated October 7, 2019 (6)
10.3	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Anthony A. Schoen, dated October 7, 2009* (3)
10.4	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (4)
10.5	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (4)
10.6	Agreement and Plan of Reorganization dated July 21, 2017 (2)
10.7	Amended and Restated Director Deferred Compensation Agreement* (1)
10.8	Subordinated Note Purchase Agreement dated September 20, 2018 (5)
21.0	Subsidiaries of the Registrant
23.0	Consent of Monroe Shine & Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (Formatted in Inline XBRL)
*	Management contract or compensatory plan, contract or arrangement
(1)

Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-151636), as amended, initially filed with the Securities and Exchange Commission on June 13, 2008.

(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017.
(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.
(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2018.
(6)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 17, 2020.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 14, 2021	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer and Director	December 14, 2021
Larry W. Myers	(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	December 14, 2021
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John E. Colin	Director	December 14, 2021
John E. Colin

/s/ Douglas A. York	Director	December 14, 2021
Douglas A. York

/s/ Pamela Bennett-Martin	Director	December 14, 2021
Pamela Bennett-Martin

/s/ L. Chris Fordyce	Director	December 14, 2021
L. Chris Fordyce

/s/ John P. Lawson, Jr.	Director	December 14, 2021
John P. Lawson, Jr.

/s/ Samuel E. Eckart	Director	December 14, 2021
Samuel E. Eckart

/s/ Frank N. Czeschin	Director	December 14, 2021
Frank N. Czeschin

/s/ Martin A. Padgett	Director	December 14, 2021
Martin A. Padgett

/s/ Steven R. Stemler	Director	December 14, 2021
Steven R. Stemler

/s/ Troy D. Hanke	Director	December 14, 2021
Troy D. Hanke

FIRST SAVINGS FINANCIAL GROUP, INC.

JEFFERSONVILLE, INDIANA

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED

SEPTEMBER 30, 2021, 2020 AND 2019

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

Management assessed First Savings Financial Group, Inc.’s system of internal control over financial reporting as of September 30, 2021, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of September 30, 2021, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework.”

Monroe Shine & Co., Inc., independent registered public accounting firm, has issued an audit report dated December 14, 2021 on the effectiveness of the Company’s internal control over financial reporting.

/s/ Larry W. Myers	/s/ Anthony A. Schoen
Larry W. Myers	Anthony A. Schoen
President and	Chief Financial Officer
Chief Executive Officer

December 14, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Savings Financial Group, Inc.

Jeffersonville, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Savings Financial Group, Inc. (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

As described in Note 1 and Note 4 to the financial statements, the Company’s allowance for loan losses is an estimate of probable credit losses inherent in the loan portfolio incurred as of the balance sheet date.  The allowance for loan losses was $14.3 million at September 30, 2021, consisting principally of amounts related to loans collectively evaluated for impairment (the “general component”).  The general component of the allowance for loan losses is determined based on the Company’s annualized historical loss experience by loan type, adjusted for qualitative factors.  Management considers changes and trends in the following qualitative loss factors:  past due loan trends; the nature and volume of the portfolio; national, regional and local economic conditions; underwriting standards and changes in lending policies and procedures; lending staff and management; the loan review system; collateral valuations; collection efforts; and other internal and external factors as determined by management, including the economic uncertainties related to the COVID-19 pandemic.  The determination of the effect of the qualitative factors on the allowance for loan losses involves significant judgment by management.  We identified the effect of the qualitative factors on the allowance for loan losses as a critical audit matter as it involved especially subjective auditor judgment to audit management’s determination of the qualitative factors.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of the Company’s process for establishing the allowance for loan losses, including the implementation of models and the basis for the qualitative factor adjustments.

●	Testing the design and operating effectiveness of internal controls over the allowance for loan losses, including those related to data completeness and accuracy, the establishment of qualitative factor adjustments, and management’s review of the reasonableness of the judgments and assumptions used to develop the qualitative factors.

●	Testing the completeness and accuracy of data used as a basis for the qualitative factors.

●	Evaluating the reasonableness of management’s judgments related to the qualitative factors and the resulting allowance for loan losses. Among other procedures, our evaluation considered evidence from internal and external sources, loan portfolio performance, relevant trends within the banking industry, and whether the assumptions were applied consistently from period to period.

●	Comparing the qualitative factors for the current and prior periods for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.

●	Testing the mathematical accuracy of the allowance for loan losses calculation, including the application of the qualitative factors.

We have served as the Company’s, or its predecessors’, auditor consecutively since at least 1968.

New Albany, Indiana

December 14, 2021

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2021 AND 2020

(In thousands, except share and per share data)	2021	2020

ASSETS
Cash and due from banks	$14,191	$12,807
Interest-bearing deposits with banks	19,237	20,919
Total cash and cash equivalents	33,428	33,726

Interest-bearing time deposits	2,222	2,964
Securities available for sale, at fair value	206,681	201,965
Securities held to maturity	1,837	2,102

Loans held for sale, residential mortgage ($167,813 at fair value at September 30, 2021 and $208,493 at fair value at September 30, 2020)	167,813	263,406
Loans held for sale, single tenant net lease	23,020	—
Loans held for sale, Small Business Administration	24,107	22,119
Loans, net of allowance for loan losses of $14,301 at September 30, 2021 and $17,026 at September 30, 2020	1,075,936	1,090,063
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	19,258	17,293
Premises and equipment	27,669	24,412
Other real estate owned, held for sale	1,728	1,728
Accrued interest receivable:
Loans	4,398	4,585
Securities	1,845	1,877
Cash surrender value of life insurance	44,152	31,758
Goodwill	9,848	9,848
Core deposit intangibles	988	1,202
Residential mortgage loan servicing rights, at fair value	49,579	21,703
SBA loan servicing rights	4,447	3,748
Other assets	21,550	30,126

Total Assets	$1,720,506	$1,764,625

LIABILITIES
Deposits:
Noninterest-bearing	$291,039	$242,673
Interest-bearing	936,541	805,403
Total deposits	1,227,580	1,048,076

Federal Home Loan Bank borrowings	250,000	310,858
Federal Reserve PPPLF borrowings	—	174,834
Other borrowings	19,865	19,797
Accrued interest payable	258	683
Advance payments by borrowers for taxes and insurance	1,188	2,615
Accrued expenses and other liabilities	41,238	50,197
Total Liabilities	1,540,129	1,607,060

EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 7,708,566 shares (7,703,526 at September 30, 2020); outstanding 7,125,888 shares (7,125,972 shares at September 30, 2020)	78	26
Additional paid-in capital	25,721	27,480
Retained earnings - substantially restricted	150,185	123,158
Accumulated other comprehensive income	8,900	11,209
Unearned stock compensation	(138)	(348)
Less treasury stock, at cost - 582,678 shares (577,554 shares at September 30, 2020)	(4,369)	(4,253)
Total First Savings Financial Group, Inc. Stockholders’ Equity	180,377	157,272
Noncontrolling interests in subsidiary	—	293
Total Equity	180,377	157,565

Total Liabilities and Equity	$1,720,506	$1,764,625

*	All share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2021, 2020 AND 2019

(In thousands, except share and per share data)	2021	2020	2019

INTEREST INCOME
Loans, including fees	$58,114	$50,167	$42,697
Securities:
Taxable	1,771	2,075	2,769
Tax-exempt	4,719	4,423	4,030
Dividend income	582	617	643
Interest-bearing deposits with banks	73	417	856
Total interest income	65,259	57,699	50,995

INTEREST EXPENSE
Deposits	3,195	5,659	6,944
Federal funds purchased and repurchase agreements	—	3	1
Federal Home Loan Bank borrowings	3,199	3,345	3
Federal Reserve PPPLF borrowings	400	220	2,681
Other borrowings	1,293	1,311	1,277
Total interest expense	8,087	10,538	10,906

Net interest income	57,172	47,161	40,089
Provision (credit) for loan losses	(1,767)	7,962	1,463

Net interest income after provision (credit) for loan losses	58,939	39,199	38,626

NONINTEREST INCOME
Service charges on deposit accounts	1,468	1,581	1,957
ATM and interchange fees	2,399	2,116	1,949
Net gain (loss) on sales of available for sale securities and time deposits	—	7	(74)
Net unrealized gain (loss) on equity securities	46	(19)	5
Net gain on sales of loans, Small Business Administration	8,740	5,673	4,569
Mortgage banking income	104,504	120,733	33,044
Increase in cash surrender value of life insurance	785	732	580
Gain on life insurance	140	—	—
Commission income	589	288	324
Real estate lease income	592	589	594
Net gain (loss) on premises and equipment	78	(8)	(83)
Income from on tax credit investment	32	426	210
Other income	1,063	1,233	779
Total noninterest income	120,436	133,351	43,854

NONINTEREST EXPENSE
Compensation and benefits	102,951	92,904	42,899
Occupancy and equipment	9,906	8,958	6,094
Data processing	2,546	2,153	1,823
Advertising	6,574	7,346	2,752
Professional fees	5,583	3,606	2,342
FDIC insurance premiums	446	405	312
Net gain on other real estate owned	(64)	(1)	(57)
Other operating expenses	11,467	10,437	6,225
Total noninterest expense	139,409	125,808	62,390
Income before income taxes	39,966	46,742	20,090
Income tax expense	9,997	12,661	3,095
Net Income	29,969	34,081	16,995
Less: net income attributable to noncontrolling interests	402	727	818
Net Income Attributable to First Savings Financial Group, Inc.	$29,567	$33,354	$16,177

Net income per share:
Basic	$4.16	$4.72	$2.33
Diluted	$4.12	$4.68	$2.27

Weighted average shares outstanding:
Basic	7,107,786	7,070,040	6,947,091
Diluted	7,173,733	7,127,862	7,116,252

Dividends per share	$0.36	$0.22	$0.21

* All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to consolidated financial statements

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED SEPTEMBER 30, 2021, 2020 AND 2019

(In thousands)	2021	2020	2019

Net Income	$29,969	$34,081	$16,995

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(2,923)	4,886	8,783
Income tax (expense) benefit	614	(968)	(1,912)
Net of tax amount	(2,309)	3,918	6,871

Less: reclassification adjustment for realized (gains) losses included in net income	—	(7)	55
Income tax expense (benefit)	—	2	(12)
Net of tax amount	—	(5)	43

Other Comprehensive Income (Loss)	(2,309)	3,913	6,914

Comprehensive Income	27,660	37,994	23,909
Less: comprehensive income attributable to noncontrolling interests	402	727	818

Comprehensive Income Attributable to First Savings Financial Group, Inc.	$27,258	$37,267	$23,091

See notes to consolidated financial statements

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2021, 2020 AND 2019

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total

Balances at October 1, 2018	$26	$27,630	$76,523	$382	$(479)	$(5,269)	$1,432	$100,245

Net income	—	—	16,177	—	—	—	818	16,995

Other comprehensive income	—	—	—	6,914	—	—	—	6,914

Common stock dividends - $0.21 per share	—	—	(1,472)	—	—	—	—	(1,472)

Distributions to noncontrolling interests	—	—	—	—	—	—	(2,046)	(2,046)

Restricted stock grants, net of forfeitures- 6,897 shares	—	141	—	—	(141)	—	—	—

Stock compensation expense	—	72	—	—	174	—	—	246

Stock option exercises - 200,631 shares	—	(349)	—	—	—	1,297	—	948

Purchase 32,904 treasury shares	—	—	—	—	—	(573)	—	(573)

Balances at September 30, 2019	26	27,494	91,228	7,296	(446)	(4,545)	204	121,257

Cumulative effect adjustment, adoption of ASU 2016-02	—	—	166	—	—	—	—	166

Net income	—	—	33,354	—	—	—	727	34,081

Other comprehensive income	—	—	—	3,913	—	—	—	3,913

Common stock dividends - $0.22 per share	—	—	(1,590)	—	—	—	—	(1,590)

Distributions to noncontrolling interests	—	—	—	—	—	—	(638)	(638)

Restricted stock grants - 4,308 shares	—	95	—	—	(95)	—	—	—

Stock compensation expense	—	86	—	—	193	—	—	279

Stock option exercises - 85,083 shares	—	(195)	—	—	—	594	—	399

Purchase of 14,106 treasury shares	—	—	—	—	—	(302)	—	(302)

Balances at September 30, 2020	26	27,480	123,158	11,209	(348)	(4,253)	293	157,565

Net income	—	—	29,567	—	—	—	402	29,969

Acquisition of minority interests in Q2	—	(1,874)	—	—	—	—	(695)	(2,569)

Other comprehensive loss	—	—	—	(2,309)	—	—	—	(2,309)

Common stock dividends - $0.36 per share	—	—	(2,540)	—	—	—	—	(2,540)

Restricted stock forfeitures - 1,500 shares	—	(25)	—	—	25	—	—	—

Stock compensation expense	—	92	—	—	185	—	—	277

Stock option exercises - 6,840 shares	—	100	—	—	—	2	—	102

Purchase of 5,424 treasury shares	—	—	—	—	—	(118)	—	(118)

Three-for-one stock split in the form of a stock dividend	52	(52)	—	—	—	—	—	—

Balances at September 30, 2021	$78	$25,721	$150,185	$8,900	$(138)	$(4,369)	$—	$180,377

*	All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2021, 2020 AND 2019

(In thousands)	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,969	$34,081	$16,995
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	(1,767)	7,962	1,463
Depreciation and amortization	2,300	1,858	1,684
Amortization of premiums and accretion of discounts on securities, net	799	596	477
Amortization and accretion of fair value adjustments on loans, net	(1,490)	(935)	(664)
Loans originated for sale	(4,177,003)	(3,679,783)	(939,608)
Proceeds on sales of loans	4,347,642	3,597,497	904,692
Net realized and unrealized gain on loans held for sale	(56,677)	(88,738)	(27,485)
Capitalization of loan servicing rights	(38,659)	(25,508)	(2,274)
Net change in value of loan servicing rights	10,084	4,021	715
Net realized and unrealized gain on other real estate owned	(74)	(16)	(78)
Net (gain) loss on sales of available for sale securities and time deposits	—	(7)	74
Increase in cash surrender value of life insurance	(785)	(732)	(580)
Gain on life insurance	(140)	—	—
Net (gain) loss on equity securities	(46)	19	(5)
Net (gain) loss on sale of premises and equipment	(78)	8	(31)
Income from tax credit investments	(32)	(426)	(210)
Deferred income taxes	7,856	4,494	507
Stock compensation expense	277	279	246
(Increase) decrease in accrued interest receivable	219	(1,421)	(754)
Increase (decrease) in accrued interest payable	(425)	(252)	192
Change in other assets and liabilities, net	(7,077)	7,314	(81)
Net Cash Provided By (Used In) Operating Activities	114,893	(139,689)	(44,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(497)	(1,145)	(1,085)
Proceeds from sales and maturities of interest-bearing time deposits	1,225	445	838
Purchase of securities available for sale	(29,517)	(37,809)	(24,448)
Proceeds from sales of securities available for sale	—	3,180	13,948
Proceeds from maturities of securities available for sale	16,737	8,235	7,710
Proceeds from maturities of securities held to maturity	247	248	240
Principal collected on securities	4,375	6,005	18,180
Net increase in loans	(26,566)	(304,202)	(108,847)
Purchase of Federal Reserve Bank stock	—	—	(634)
Proceeds from redemption of Federal Reserve Bank stock	53	—	—
Purchase of Federal Home Loan Bank stock	(2,018)	(4,253)	(2,785)
Investment in cash surrender value of life insurance	(12,042)	(4,481)	(6,000)
Proceeds from sale of other real estate owned	500	182	178
Purchase of premises and equipment	(5,640)	(7,308)	(9,496)
Proceeds from sales of premises and equipment	438	550	74
Distributions received from tax credit investments	—	920	—
Acquisition of minority interests in Q2	(3,172)	—	—
Net Cash Used In Investing Activities	(55,877)	(339,433)	(112,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	179,504	213,692	23,272
Net increase (decrease) in federal funds purchased	—	(4,000)	4,000
Net decrease in repurchase agreements	—	—	(1,352)
Increase (decrease) in Federal Home Loan Bank line of credit	(20,858)	8,314	12,544
Proceeds from Federal Home Loan Bank advances	455,000	350,000	310,000
Repayment of Federal Home Loan Bank advances	(495,000)	(270,000)	(190,000)
Net increase (decrease) in Federal Reserve PPPLF borrowings	(174,834)	174,834	—
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(1,427)	709	688
Proceeds from exercise of stock options	27	148	408
Taxes paid on stock award shares for employees	(41)	(53)	(32)
Dividends paid on common stock	(1,685)	(1,590)	(1,472)
Distributions to noncontrolling interests	—	(638)	(2,046)
Net Cash Provided By (Used In) Financing Activities	(59,314)	471,416	156,010

Net Decrease in Cash and Cash Equivalents	(298)	(7,706)	(842)

Cash and cash equivalents at beginning of year	33,726	41,432	42,274

Cash and Cash Equivalents at End of Year	$33,428	$33,726	$41,432

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(1)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Savings Financial Group, Inc. (the “Company”) is a financial holding company and the parent of First Savings Bank (the “Bank”) and First Savings Insurance Risk Management, Inc. (the “Captive”).

The Bank, which is a wholly-owned Indiana-chartered commercial bank subsidiary of the Company, provides a variety of banking services to individuals and business customers through 15 locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate residential mortgage, commercial mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities and other securities. The Bank has two wholly owned subsidiaries: First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio and Southern Indiana Financial Corporation, which is currently inactive.

On April 25, 2017, the Bank formed Q2 Business Capital, LLC (“Q2”), which is an Indiana limited liability company that specializes in the origination and servicing of U.S. Small Business Administration (“SBA”) loans. The Bank originally owned 51% of Q2’s membership interests. On December 31, 2020, the Bank completed the acquisition of the minority interests in Q2, and Q2 became a wholly-owned subsidiary of the Bank. As part of the acquisition of the minority interests, the Bank paid total consideration of $3.2 million. The acquisition was accounted for as an equity transaction, and resulted in the reclassification of the noncontrolling interests of $695,000, the recognition of net deferred tax assets of $590,000 and a reduction of additional paid-in capital of $1.9 million.

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

SEPTEMBER 30, 2021, 2020 AND 2019

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

Investment Securities

Securities Available for Sale: Securities available for sale consist primarily of municipal obligations, mortgage-backed securities and collateralized mortgage obligations (“CMOs”), and are stated at fair value. The Company holds municipal bonds issued by municipal governments within the U.S.; mortgage-backed securities and CMOs issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), government-sponsored enterprises; debt securities issued by the U.S. Treasury and government-sponsored enterprises; and privately-issued CMOs and asset-backed securities (“ABSs”). The Company also holds pass-through asset-backed securities guaranteed by the SBA representing participating interests in pools of long-term debentures issued by state and local development companies certified by the SBA. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. CMOs and ABSs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(1 – continued)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(1 – continued)

Loans Held for Sale

The Company has elected to record substantially all residential mortgage loans held for sale at fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10. Net unrealized gains and losses are included in mortgage banking income in the accompanying consolidated statements of income. Realized gains on sales of residential mortgage loans are determined using the specific identification method and are included in mortgage banking income.

The Company originates loans to customers under the SBA 7(a) and other programs that generally provide for SBA guarantees of 75% to 90% of each loan. The Company intends to sell the guaranteed portion of the SBA loans. The guaranteed portion of the SBA loans was classified as loans held for sale at September 30, 2021 and 2020. At September 30, 2021 and 2020, SBA loans held for sale totaling $24.1 million and $22.1 million, respectively, were carried at the lower of aggregate cost or fair value. Realized gains and losses on sales of SBA loans held for sale are determined based on the allocation of participating interests sold and retained and are included in net gain on sales of SBA loans in the accompanying consolidated statements of income. Direct loan origination costs and fees related to SBA loans held for sale are deferred upon origination and are recognized as an adjustment to the gain or loss on the date of sale. SBA loans held for sale are sold on a servicing retained basis.

During 2021 the Company transferred certain single tenant net lease loans from loans to loans held for sale as it intends to sell the loans on the secondary market. At September 30, 2021, single tenant net lease loans held for sale totaling $23.0 million were carried at the lower of aggregate cost or fair value. Realized gains and losses on sales of single tenant net lease loans held for sale are determined using the specific identification method. Management intends to sell the single tenant net lease loans held for sale on a servicing retained basis.

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

SEPTEMBER 30, 2021, 2020 AND 2019

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

SEPTEMBER 30, 2021, 2020 AND 2019

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

The general component covers loans not considered to be impaired. Such loans are pooled by segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 60-month period with the exception of the SBA loan portfolio which uses a 12-month or 36-month lookback period.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

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

During the year ended September 30, 2020, the Company added a qualitative factor adjustment for economic uncertainties related to the novel coronavirus ("COVID-19"). The COVID-19 qualitative factor adjustments were adjusted throughout the years ended September 30, 2021 and 2020 based on the level of cases, vaccination status, loan performance and government guidelines. At September 30, 2021, the Company’s allowance for loan losses totaled $14.3 million, of which $13.1 million related to qualitative factor adjustments including $2.3 million related to the COVID-19 qualitative factor adjustment. At September 30, 2020, the Company's allowance for loan losses totaled $17.0 million, of which $14.8 million related to qualitative factor adjustments including $4.6 million related to the COVID-19 qualitative factor adjustment.

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

SEPTEMBER 30, 2021, 2020 AND 2019

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

Commercial business loans include loans originated through SBA programs and lines of credit to businesses, term loans and letters of credit secured by business assets such as equipment, accounts receivable, inventory, or other assets excluding real estate and are generally made to finance capital expenditures or fund operations. Commercial loans contain risks related to the value of the collateral securing the loan and the repayment is primarily dependent upon the financial success and viability of the borrower. As with commercial real estate loans, the Company generally obtains loan guarantees from financially capable parties for commercial business loans. In addition, in an effort to support our communities during the pandemic, the Company participated in the Paycheck Protection Program (“PPP”) and the majority of the Company’s SBA clients applied for participation in the SBA’s PPP loan program. All PPP loans are 100% guaranteed by the SBA.

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

Other than the changes discussed above related to the COVID-19 qualitative factor, there were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended September 30, 2021, 2020, and 2019.

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

SEPTEMBER 30, 2021, 2020 AND 2019

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

SEPTEMBER 30, 2021, 2020 AND 2019

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

SEPTEMBER 30, 2021, 2020 AND 2019

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(1 – continued)

Comprehensive Income

Comprehensive income consists of reported net income and other comprehensive income. Other comprehensive income, recognized as a separate component of equity, includes the change in unrealized gains and losses on securities available for sale. Amounts reclassified out of unrealized gains or losses on securities available for sale included in accumulated other comprehensive income or loss are included in the net gain (loss) on sales of available for sale securities line item in the consolidated statements of income.

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

Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(1 – continued)

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update commonly referred to as the current expected credit loss methodology ("CECL") replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption. Management expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses through retained earnings as of the beginning of the first reporting period in which the new standard is effective; however, the magnitude of the adjustment is unknown. In planning for the implementation of ASU 2016-13, management is currently evaluating software solutions, data requirements and loss methodologies.

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

(2)         RESTRICTION ON CASH AND DUE FROM BANKS

The Company is required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but are interest-bearing. In March of 2020, the Federal Reserve Bank reduced the reserve requirement to zero. There were no required reserves for the year ended September 30, 2021. The average amount of required reserve balances was approximately $10.6 million and $20.3 million for the years ended September 30, 2020 and 2019, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(3)         INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Losses	Value
September 30, 2021:
Securities available for sale:
U.S. Treasury bills	$250	$—	$—	$250
Agency mortgage-backed	8,143	293	52	8,384
Agency CMO	13,315	235	20	13,530
Privately-issued CMO	729	81	7	803
Privately-issued ABS	721	51	—	772
SBA certificates	2,157	2	21	2,138
Municipal bonds	170,102	11,055	353	180,804

Total securities available for sale	$195,417	$11,717	$453	$206,681

Securities held to maturity:
Agency mortgage-backed	$64	$5	$—	$69
Municipal bonds	1,773	212	—	1,985

Total securities held to maturity	$1,837	$217	$—	$2,054

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(3 – continued)

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

The amortized cost and fair value of available for sale and held to maturity debt securities as of September 30, 2021 by contractual maturity are shown below. Expected maturities of mortgage and other asset-backed securities may differ from contractual maturities because the mortgages and other assets underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due within one year	$9,601	$9,697	$260	$285
Due after one year through five years	25,282	26,429	914	1,014
Due after five years through ten years	32,028	34,095	599	686
Due after ten years	103,441	110,833	—	—
CMO	14,044	14,333	—	—
ABS	721	772	—	—
SBA certificates	2,157	2,138	—	—
Mortgage-backed securities	8,143	8,384	64	69

	$195,417	$206,681	$1,837	$2,054

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(3 – continued)

Information pertaining to securities with gross unrealized losses at September 30, 2021 and 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses

	(Dollars in thousands)
September 30, 2021:
Securities available for sale:

Continuous loss position less than twelve months:
Federal agency mortgage-backed securities	1	$3,056	$52
Federal agency CMO	2	1,466	20
SBA certificates	1	2,013	20
Municipal bonds	18	13,904	254

Total less than twelve months	22	20,439	346

Continuous loss position more than twelve months:
Privately-issued CMO	1	23	7
SBA certificates	1	88	1
Municipal bonds	1	1,902	99

Total more than twelve months	3	2,013	107

Total securities available for sale	25	$22,452	$453

September 30, 2020:
Securities available for sale:

Continuous loss position less than twelve months:
Privately-issued ABS	1	$446	$5
Municipal bonds	2	2,444	56

Total less than twelve months	3	2,890	61

Continuous loss position more than twelve months:
Privately-issued CMO	1	26	8
SBA certificates	1	188	3

Total more than twelve months	2	214	11

Total securities available for sale	5	$3,104	$72

At September 30, 2021 and 2020, the Company did not have any securities held to maturity with an unrealized loss.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

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

The total available for sale debt securities in loss positions at September 30, 2021, which consisted of Federal agency mortgage-backed securities, Federal agency CMOs, privately-issued CMOs, SBA certificates, and municipal bonds, had depreciated approximately 1.86% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 1.77% and a weighted-average coupon rate of 2.56% at September 30, 2021. All of the municipal securities are issued by municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At September 30, 2021, the Company held 10 privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate amortized cost of $512,000 and fair value of $526,000 that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

At September 30, 2021, one privately-issued CMO and one privately-issued ABS were in a loss position and had depreciated approximately 1.87% from the Company’s carrying value . These securities were collateralized by residential mortgage loans, had a total fair value of $384,000 and a total unrealized loss of $7,000 at September 30, 2021, and were rated below investment grade by various rating agencies. Based on the independent third party analysis of the expected cash flows, management has determined that the declines in fair value for these securities are temporary and, as a result, no other-than-temporary impairment is required to be recognized. While the Company does not anticipate additional credit-related impairment losses at September 30, 2021, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require additional credit-related impairment charges.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(3 – continued)

The following is a summary of the reported gross gains and losses on sales of available for sale securities and time deposits for the years ended September 30, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Gross realized gains on sales	$—	$17	$68
Gross realized losses on sales	—	(10)	(142)
Net realized gain (loss) on sales of available for sale securities and time deposits	$—	$7	$(74)

Certain available for sale debt securities were pledged to secure FHLB borrowings at September 30, 2021 and 2020, and may be pledged to secure federal funds borrowings (see Notes 10, 11 and 12).

At September 30, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S government and its agencies, with an aggregate book value greater than 10% of the Company’s consolidated stockholders’ equity.

(4)         LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2021 and 2020 consisted of the following:

(In thousands)	2021	2020

Real estate mortgage:
1-4 family residential	$241,425	$191,781
Commercial	149,600	141,522
Single tenant net lease	403,692	334,636
SBA	62,805	55,508
Multifamily residential	40,324	42,368
Residential construction	8,330	9,361
Commercial construction	2,717	6,941
Land and land development	10,217	9,403
Commercial business	59,883	60,513
SBA commercial business (1)	80,400	206,807
Consumer	30,563	50,576
Total loans	1,089,956	1,109,416

Deferred loan origination fees and costs, net (2)	281	(2,327)
Allowance for loan losses	(14,301)	(17,026)

Loans, net	$1,075,936	$1,090,063

(1)   Includes $56.7 million and $180.6 million of PPP loans at September 30, 2021 and 2020, respectively.

(2)   Includes $757,000 and $3.2 million of net deferred loan fees related to PPP loans at September 30, 2021 and 2020, respectively.

At September 30, 2021 and 2020, the net unamortized premium on loans acquired from other financial institutions was $216,000 and $245,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(4 – continued)

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

The following is a summary of activity for related party loans for the years ended September 30, 2021 and 2020:

(In thousands)	2021	2020
Beginning balance	$7,716	$9,115
New loans and advances	4,832	8,438
Repayments	(2,601)	(4,162)
Loans sold	(2,992)	(4,250)
Reclassifications due to officer and director changes	(980)	(1,425)

Ending balance	$5,975	$7,716

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at September 30, 2021 and 2020 were $3.0 million and $2.6 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(4 – continued)

The following table provides the components of the recorded investment in loans as of September 30, 2021:

	Principal	Accrued	Net Deferred	Recorded
	Loan	Interest	Loan Origination	Investment
Recorded Investment in Loans:	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)
Residential real estate	$241,425	$821	$24	$242,270
Commercial real estate	149,600	563	(208)	149,955
Single tenant net lease	403,692	1,369	(123)	404,938
SBA commercial real estate	62,805	475	1,106	64,386
Multifamily	40,324	76	(47)	40,353
Residential construction	8,330	14	(49)	8,295
Commercial construction	2,717	6	(28)	2,695
Land and land development	10,217	18	(6)	10,229
Commercial business	59,883	171	49	60,103
SBA commercial business	80,400	791	(420)	80,771
Consumer	30,563	94	(17)	30,640
	$1,089,956	$4,398	$281	$1,094,635

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
Recorded Investment in Loans as Evaluated for Impairment:	Impairment	Impairment	Loans

	(In thousands)

Residential real estate	$3,067	$239,203	$242,270
Commercial real estate	1,021	148,934	149,955
Single tenant net lease	—	404,938	404,938
SBA commercial real estate	9,153	55,233	64,386
Multifamily	482	39,871	40,353
Residential construction	—	8,295	8,295
Commercial construction	—	2,695	2,695
Land and land development	—	10,229	10,229
Commercial business	1,476	58,627	60,103
SBA commercial business	1,296	79,475	80,771
Consumer	248	30,392	30,640
	$16,743	$1,077,892	$1,094,635

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(4 – continued)

The following table provides the components of the recorded investment in loans as of September 30, 2020:

			Net Deferred
		Accrued	Loan	Recorded
	Principal Loan	Interest	Origination	Investment
Recorded Investment in Loans:	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)
Residential real estate	$191,781	$644	$(156)	$192,269
Commercial real estate	141,522	812	(197)	142,137
Single tenant net lease	334,636	1,198	(234)	335,600
SBA commercial real estate	55,508	387	1,082	56,977
Multifamily	42,368	139	(37)	42,470
Residential construction	9,361	25	(28)	9,358
Commercial construction	6,941	24	(26)	6,939
Land and land development	9,403	20	(11)	9,412
Commercial business	60,513	186	43	60,742
SBA commercial business	206,807	975	(2,740)	205,042
Consumer	50,576	175	(23)	50,728
	$1,109,416	$4,585	$(2,327)	$1,111,674

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
Recorded Investment in Loans as Evaluated for Impairment:	Impairment	Impairment	Loans

	(In thousands)
Residential real estate	$5,359	$186,910	$192,269
Commercial real estate	1,134	141,003	142,137
Single tenant net lease	—	335,600	335,600
SBA commercial real estate	6,927	50,050	56,977
Multifamily	698	41,772	42,470
Residential construction	—	9,358	9,358
Commercial construction	—	6,939	6,939
Land and land development	2	9,410	9,412
Commercial business	1,670	59,072	60,742
SBA commercial business	695	204,347	205,042
Consumer	199	50,529	50,728
	$16,684	$1,094,990	$1,111,674

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(4 – continued)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2021 and 2020:

	Individually	Collectively
	Evaluated for	Evaluated for	Ending
	Impairment	Impairment	Balance

	(In thousands)
2021:
Residential real estate	$—	$1,438	$1,438
Commercial real estate	—	2,806	2,806
Single tenant net lease	—	2,422	2,422
SBA commercial real estate	114	3,361	3,475
Multifamily	—	518	518
Residential construction	—	191	191
Commercial construction	—	63	63
Land and land development	—	235	235
Commercial business	—	1,284	1,284
SBA commercial business	18	1,328	1,346
Consumer	1	522	523

	$133	$14,168	$14,301

2020:
Residential real estate	$30	$1,225	$1,255
Commercial real estate	—	3,058	3,058
Single tenant net lease	—	3,017	3,017
SBA commercial real estate	1,366	2,788	4,154
Multifamily	—	772	772
Residential construction	—	243	243
Commercial construction	—	181	181
Land and land development	—	243	243
Commercial business	—	1,449	1,449
SBA commercial business	47	1,492	1,539
Consumer	—	1,115	1,115

	$1,443	$15,583	$17,026

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(4 – continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended September 30, 2021 and 2020:

	Beginning	Provisions			Ending
	Balance	(Credits)	Charge-Offs	Recoveries	Balance

	(In thousands)
2021:
Residential real estate	$1,255	$170	$(11)	$24	$1,438
Commercial real estate	3,058	(252)	—	—	2,806
Single tenant net lease	3,017	(595)	—	—	2,422
SBA commercial real estate	4,154	234	(936)	23	3,475
Multifamily	772	(254)	—	—	518
Residential construction	243	(52)	—	—	191
Commercial construction	181	(118)	—	—	63
Land and land development	243	(8)	—	—	235
Commercial business	1,449	(170)	—	5	1,284
SBA commercial business	1,539	(211)	(21)	39	1,346
Consumer	1,115	(511)	(156)	75	523
	$17,026	$(1,767)	$(1,124)	$166	$14,301

2020:
Residential real estate	$317	$945	$(36)	$29	$1,255
Commercial real estate	2,540	614	(102)	6	3,058
Single tenant net lease	1,675	1,342	—	—	3,017
SBA commercial real estate	2,293	2,175	(360)	46	4,154
Multifamily	478	294	—	—	772
Residential construction	248	(5)	—	—	243
Commercial construction	67	114	—	—	181
Land and land development	209	28	—	6	243
Commercial business	889	567	(38)	31	1,449
SBA commercial business	750	1,109	(396)	76	1,539
Consumer	574	779	(238)	—	1,115
	$10,040	$7,962	$(1,170)	$194	$17,026

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(4 – continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended September 30, 2019:

	Beginning	Provisions
	Balance	(Credits)	Charge-Offs	Recoveries	Ending Balance

	(In thousands)
2019:
Residential real estate	$278	$30	$(21)	$30	$317
Commercial real estate	2,493	45	—	2	2,540
Single tenant net lease	2,843	(1,168)	—	—	1,675
SBA commercial real estate	1,581	1,286	(574)	—	2,293
Multifamily	195	283	—	—	478
Residential construction	388	(140)	—	—	248
Commercial construction	96	(29)	—	—	67
Land and land development	210	(1)	—	—	209
Commercial business	647	237	(8)	13	889
SBA commercial business	394	427	(71)	—	750
Consumer	198	493	(174)	57	574
	$9,323	$1,463	$(848)	$102	$10,040

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(4 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2021. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended September 30, 2021.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$3,002	$3,551	$—	$4,383	$68
Commercial real estate	1,021	1,092	—	1,148	29
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	8,184	8,873	—	4,738	—
Multifamily	482	539	—	638	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	1	—
Commercial business	1,476	1,559	—	1,664	3
SBA commercial business	1,278	1,534	—	820	—
Consumer	103	97	—	90	2

	$15,546	$17,245	$—	$13,482	$102

Loans with an allowance recorded:
Residential real estate	$65	$65	$—	$108	$—
Commercial real estate	—	—	—	—	—
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	969	1,394	114	3,389	—
Multifamily	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	—	—	—	1	—
SBA commercial business	18	21	18	248	—
Consumer	145	144	1	169	—

	$1,197	$1,624	$133	$3,915	$—

Total:

Residential real estate	$3,067	$3,616	$—	$4,491	$68
Commercial real estate	1,021	1,092	—	1,148	29
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	9,153	10,267	114	8,127	—
Multifamily	482	539	—	638	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	1	—
Commercial business	1,476	1,559	—	1,665	3
SBA commercial business	1,296	1,555	18	1,068	—
Consumer	248	241	1	259	2

	$16,743	$18,869	$133	$17,397	$102

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

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

SEPTEMBER 30, 2021, 2020 AND 2019

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(4 – continued)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2021 and 2020:

	At September 30, 2021			At September 30, 2020
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)
Residential real estate	$1,894	$—	$1,894	$2,797	$—	$2,797
Commercial real estate	599	—	599	685	—	685
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	9,153	472	9,625	6,927	—	6,927
Multifamily	482	—	482	698	—	698
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	—	—	—	2	—	2
Commercial business	1,370	—	1,370	1,668	—	1,668
SBA commercial business	1,296	—	1,296	695	—	695
Consumer	206	—	206	143	—	143

Total	$15,000	$472	$15,472	$13,615	$—	$13,615

The following table presents the aging of the recorded investment in past due loans at September 30, 2021:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$818	$352	$347	$1,517	$240,753	$242,270
Commercial real estate	—	—	599	599	149,356	149,955
Single tenant net lease	—	—	—	—	404,938	404,938
SBA commercial real estate	—	208	4,990	5,198	59,188	64,386
Multifamily	—	—	—	—	40,353	40,353
Residential construction	—	—	—	—	8,295	8,295
Commercial construction	—	—	—	—	2,695	2,695
Land and land development	—	—	—	—	10,229	10,229
Commercial business	—	—	3	3	60,100	60,103
SBA commercial business	18	104	848	970	79,801	80,771
Consumer	33	20	70	123	30,517	30,640

Total	$869	$684	$6,857	$8,410	$1,086,225	$1,094,635

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(4 – continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of September 30, 2021:

		Special
September 30, 2021:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$240,078	$—	$2,018	$174	$—	$242,270
Commercial real estate	143,031	4,059	2,865	—	—	149,955
Single tenant net lease	404,938	—	—	—	—	404,938
SBA commercial real estate	45,465	5,343	10,339	3,239	—	64,386
Multifamily	39,871	—	482	—	—	40,353
Residential construction	8,295	—	—	—	—	8,295
Commercial construction	2,695	—	—	—	—	2,695
Land and land development	10,229	—	—	—	—	10,229
Commercial business	58,583	—	1,520	—	—	60,103
SBA commercial business	70,019	6,914	3,808	30	—	80,771
Consumer	30,570	—	70	—	—	30,640

Total	$1,053,774	$16,316	$21,102	$3,443	$—	$1,094,635

The following table presents the recorded investment in loans by risk category as of September 30, 2020:

		Special
September 30, 2020:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$188,707	$—	$3,435	$127	$—	$192,269
Commercial real estate	133,685	4,112	4,340	—	—	142,137
Single tenant net lease	335,600	—	—	—	—	335,600
SBA commercial real estate	38,124	6,518	12,335	—	—	56,977
Multifamily	41,772	—	698	—	—	42,470
Residential construction	9,358	—	—	—	—	9,358
Commercial construction	6,939	—	—	—	—	6,939
Land and land development	9,410	—	2	—	—	9,412
Commercial business	58,707	235	1,800	—	—	60,742
SBA commercial business	200,578	294	4,170	—	—	205,042
Consumer	50,701	—	27	—	—	50,728
Total	$1,073,581	$11,159	$26,807	$127	$—	$1,111,674

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(4 – continued)

Troubled Debt Restructurings

The following table summarizes TDRs by accrual status at September 30, 2021 and 2020. There was no specific reserve included in the allowance for loan losses related to TDRs at September 30, 2021. There was $538,000 of specific reserve included in the allowance for loan losses related to TDRs at September 30, 2020.

	Accruing	Nonaccrual	Total

	(In thousands)
September 30, 2021:
Residential real estate	$1,173	$—	$1,173
Commercial real estate	422	465	887
SBA commercial real estate	—	3,240	3,240
Multifamily	—	482	482
Commercial business	106	1,367	1,473
Consumer	42	—	42

Total	$1,743	$5,554	$7,297

September 30, 2020:
Residential real estate	$2,562	$116	$2,678
Commercial real estate	449	512	961
SBA commercial real estate	—	3,800	3,800
Multifamily	—	698	698
Commercial business	2	1,668	1,670
Consumer	56	—	56
Total	$3,069	$6,794	$9,863

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(4 – continued)

There were no TDRs that were restructured during the year ended September 30, 2019. The following table summarizes information in regard to TDRs that were restructured during the years ended September 30, 2021 and 2020.

		Pre-	Post-
		Modification	Modification
	Number of	Principal	Principal
	Loans	Balance	Balance

		(Dollars in thousands)
September 30, 2021:
Commercial business	1	$126	$126

Total	1	$126	$126

September 30, 2020:
Residential real estate	1	$1,099	$1,100
SBA commercial real estate	1	3,832	3,832
Multifamily	2	700	700
Commercial business	9	1,737	1,737

Total	13	$7,368	$7,369

At both September 30, 2021 and 2020, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate, extension of the maturity date, deferral of the contractual principal and interest payments, and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

There were principal charge-offs totaling $457,000 recorded as a result of TDRs during the year ended September 30, 2021. There were no principal charge-offs recorded as a result of TDRs during the years ended September 30, 2020 and 2019. Provisions for loan losses related to TDRs totaled $538,000 for the year ended September 30, 2020. There were no provisions for loan losses related to TDRs for the years ended September 30, 2021 and 2019. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the year ended September 30, 2019, the Company had one TDR that was modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure). The outstanding balance of that TDR at September 30, 2019 was $114,000. During the years ended September 30, 2021 and 2020, the Company did not have any TDRs that were modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure).

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(4 – continued)

On March 22, 2020, the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus". This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance indicates that, in consultation with the FASB, the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The Coronavirus Aid, Relief and Economic Security ("CARES") Act was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022 or 60 days after the national emergency concerning COVID-19 terminates. At September 30, 2021, two mortgage loans totaling $175,000 remained under the Company’s payment extension program or a loan forbearance agreement. These payment extensions or loan forbearance agreements are generally for periods of three months or less, but may be extended if the borrower continues to be impacted by the COVID-19 pandemic.

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

The aggregate fair value of SBA loan servicing rights at September 30, 2021 and 2020 approximated its carrying value. A valuation model employed by an independent third party calculates the present value of future cash flows and is used to estimate fair value at the date of sale and on a quarterly basis for impairment analysis purposes. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the SBA loan servicing rights at September 30, 2021 and 2020 were as follows:

	Range of Assumption (Weighted Average)
Assumption	2021	2020
Discount rate	4.57% to 22.34% (9.97%)	3.58% to 19.86% (8.36%)
Prepayment rate	8.30% to 24.51% (15.98%)	8.69% to 26.68% (17.46%)

For purposes of impairment, risk characteristics such as interest rate, loan type, term and investor type are used to stratify the SBA loan servicing rights. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. Changes in the valuation allowance are reported in other noninterest income in the consolidated statements of income.

The unpaid principal balance of SBA loans serviced for others was $244.8 million, $209.1 million and $165.0 million at September 30, 2021, 2020 and 2019, respectively. An analysis of loan servicing fees on SBA loans for the years ended September 30, 2021, 2020 and 2019 is as follows:

(In thousands)	2021	2020	2019

Late fees and ancillary fees earned	$88	$54	$41
Net servicing income	2,171	1,806	1,245
SBA net servicing fees	$2,259	$1,860	$1,286

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(4 – continued)

Contractually specified late fees and ancillary fees earned on SBA loans are included in interest income on loans in the consolidated statements of income. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the years ended September 30, 2021, 2020 and 2019 is as follows:

(In thousands)	2021	2020	2019

Balance as of October 1	$3,748	$3,030	$2,405
Servicing rights capitalized	1,980	1,450	1,334
Amortization	(1,215)	(848)	(596)
Direct write-offs	(92)	—	(142)
Change in valuation allowance	26	116	29
Balance as of September 30	$4,447	$3,748	$3,030

An analysis of the valuation allowance related to SBA loan servicing rights for the years ended September 30, 2021, 2020 and 2019 is as follows:

(In thousands)	2021	2020	2019
Balance as of October 1	$32	$148	$177
Additions (reductions) charged to earnings	66	(116)	113
Write-downs charged against allowance	(92)	—	(142)
Balance as of September 30	$6	$32	$148

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

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the MSRs at September 30, 2021 and 2020 were as follows:

Assumption	Range of Assumption (Weighted Average)
	2021	2020
Discount rate	8.50% to 10.00% (8.51%)	9.25%
Prepayment rate	6.04% to 43.27% (10.00%)	2.99% to 86.98% (18.08%)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(4 – continued)

The unpaid principal balance of residential mortgage loans serviced for others was $4.64 billion and $2.26 billion at September 30, 2021 and 2020, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $30.6 million and $19.3 million at September 30, 2021 and 2020, respectively. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees of $6.5 million, $621,000 and $30,000 are included in mortgage banking income in the consolidated statements of income for the years ended September 30, 2021, 2020 and 2019, respectively.

Changes in the carrying value of MSRs accounted for at fair value for the years ended September 30, 2021, 2020 and 2019 were as follows:

(In thousands)	2021	2020	2019

Fair value as of October 1	$21,703	$934	$—
Servicing rights capitalized	36,679	24,058	940
Changes in fair value related to:
Loan repayments	(9,555)	(1,542)	(6)
Changes in valuation model inputs or assumptions	752	(1,747)	—
Fair value as of September 30	$49,579	$21,703	$934

(5)         INVESTMENT IN HISTORIC TAX CREDIT ENTITY

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

The Bank’s investment in the historic tax credit entity is accounted for using the equity method of accounting. During the years ended September 30, 2021, 2020 and 2019, the Bank recognized income related to distributions from the historic tax credit entity of $32,000, $426,000 and $210,000, respectively. The Bank sold its interest in the historic tax credit entity effective October 1, 2021.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(6)         PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at September 30, 2021 and 2020:

(In thousands)	2021	2020
Land and land improvements	$4,561	$4,071
Office buildings	23,826	20,062
Leasehold improvements	66	66
Furniture, fixtures and equipment	9,206	8,036
Construction in progress	400	1,057
	38,059	33,292
Less: accumulated depreciation	(10,390)	(8,880)

Totals	$27,669	$24,412

Depreciation expense recognized for premises and equipment for the years ended September 30, 2021, 2020 and 2019 is as follows:

(In thousands)	2021	2020	2019
Depreciation expense	$2,023	$1,576	$1,305

In September 2016, the Bank sold property in conjunction with the sale of a real estate development. The Bank’s property sold in the transaction consisted of a retail branch operated by the Bank and other retail space leased to a third-party tenant. In accordance with the purchase and sale agreement, the Bank executed a lease agreement with the buyer to lease back the portion of the property consisting of the retail branch. The lease has an initial term of 10 years and may be extended for up to six consecutive five-year periods. The Bank is accounting for the leaseback as an operating lease. The total gain realized on the sale of the property was $471,000, with $307,000 attributable to the retail branch property operated by the Bank and $164,000 attributable to the other retail space. The gain on the other retail space was recognized in noninterest income in the consolidated statements of income in 2016. The gain attributable to the retail branch property was deferred and had a remaining balance of $218,000 at September 30, 2019. On October 1, 2019, the Company adopted FASB ASC 842 and all subsequent updates that modified FASB ASC 842, which resulted in the recognition of the remaining deferred gain through a cumulative-effect adjustment to retained earnings. See Note 18 for additional information regarding the Company’s leases.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(7)         OTHER REAL ESTATE OWNED

Other real estate owned asset activity was as follows for the years ended September 30, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Balance as of October 1	$1,728	$1,893	$103
Transfers from loans to other real estate owned	426	—	114
Transfers from premises and equipment to REO	—	—	1,893
Sales	(426)	(165)	(217)
Balance as of September 30	$1,728	$1,728	$1,893

At September 30, 2021 and 2020, other real estate owned did not include any residential real estate properties where physical possession has been obtained. The recorded investment in consumer mortgage loans secured by residential real estate properties where formal foreclosure proceedings are in process at September 30, 2021 and 2020 was $124,000 and $1.3 million, respectively.

Net (gain) loss on other real estate owned for the years ended September 30, 2021, 2020 and 2019 was as follows:

(In thousands)	2021	2020	2019
Net gain on sales	$(74)	$(16)	$(78)
Operating expenses, net of rental income	10	15	21
	$(64)	$(1)	$(57)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(8)         GOODWILL AND OTHER INTANGIBLES

Goodwill and the core deposit intangibles acquired in the acquisitions of Community First Bank (“Community First”) on September 30, 2009, the First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”) branches on July 6, 2012, and Dearmin Bancorp, Inc. (“Dearmin”) and its majority owned subsidiary, The First National Bank of Odon (“FNBO”) on February 9, 2018, are evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill or the core deposit intangibles was recognized during 2021, 2020, or 2019.

The changes in the carrying amount of goodwill for the years ended September 30, 2021, 2020 and 2019 are summarized as follows:

(In thousands)	2021	2020	2019
Beginning balance	$9,848	$9,848	$9,848
Acquisition of Dearmin/FNBO	—	—	—
Ending balance	$9,848	$9,848	$9,848

The following is a summary of other intangible assets subject to amortization:

(In thousands)	2021	2020
Core deposit intangible acquired in Community First acquisition	$2,741	$2,741
Core deposit intangible acquired in First Federal branch acquisition	566	566
Core deposit intangible acquired in Dearmin/FNBO acquisition	1,487	1,487
Less accumulated amortization	(3,806)	(3,592)
Ending balance	$988	$1,202

Amortization expense on intangibles for the years ended September 30, 2021, 2020 and 2019 is summarized as follows:

(In thousands)	2021	2020	2019
Amortization expense	$214	$214	$312

Estimated amortization expense for the core deposit intangibles for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)
2022	$214
2023	214
2024	163
2025	163
2026	163
2027 and thereafter	71
Total	$988

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(9)       DEPOSITS

Deposits at September 30, 2021 and 2020 consisted of the following:

(In thousands)	2021	2020

Noninterest-bearing demand deposits	$291,039	$242,673
NOW accounts	315,169	218,581
Money market accounts	222,972	143,867
Savings accounts	162,033	142,609
Retail time deposits	136,309	168,276
Brokered time deposits	70,058	54,688
Reciprocal time deposits	30,000	77,382

Total	$1,227,580	$1,048,076

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was $29.8 million and $33.6 million at September 30, 2021 and 2020, respectively.

At September 30, 2021, scheduled maturities of time deposits were as follows:

Years ending September 30:	(In thousands)
2022	$189,007
2023	16,448
2024	11,740
2025	7,213
2026	11,959
Total	$236,367

The Bank held deposits for related parties of $14.7 million and $9.4 million at September 30, 2021 and 2020, respectively.

(10)       FEDERAL FUNDS PURCHASED

The Bank has entered into a federal funds purchased line of credit facility with another financial institution that established a line of credit not to exceed the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves. Availability under the line of credit is subject to continued borrower eligibility and expires on June 30, 2022 unless it is extended. The line of credit is intended to support short-term liquidity needs, and the agreement states that the Bank may borrow under the facility for up to seven consecutive days without pledging collateral to secure the borrowing. At September 30, 2021 and 2020, the Bank had no outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed $22 million. The line of credit is intended to support short-term liquidity needs. At September 30, 2021 and 2020, the Bank had no outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed $15 million. The line of credit is intended to support short-term liquidity needs. At September 30, 2021 and 2020, the Bank had no outstanding federal funds purchased under the facility.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(11)       REPURCHASE AGREEMENTS

Repurchase agreements include retail repurchase agreements representing overnight borrowings from deposit customers.

There we no repurchase agreements outstanding as of September 30, 2021 and 2020.

Information concerning borrowings under retail repurchase agreements as of and for the years ended September 30, 2021,2020 and 2019 is summarized as follows:

(Dollars in thousands)	2021	2020	2019
Weighted average interest rate during the year	—%	—%	0.25%
Average balance during the year	—	—	$1,075
Maximum month-end balance during the year	—	—	1,354

There were no available for sale securities underlying the repurchase agreements at September 30, 2021 and 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(12)       BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2021 and 2020 borrowings from the FHLB were as follows:

	2021		2020
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advances maturing in:
2021	—%	$—	1.26%	$40,000
2022	2.01	10,000	2.01	10,000
2023	—	—	—	—
2024	2.02	50,000	2.02	50,000
2025	1.51	10,000	1.51	10,000
2026 and beyond	0.81	180,000	0.81	180,000

Total advances		250,000		290,000

Line of credit balance	0.43	—	0.50	20,858

Total borrowings from FHLB		$250,000		$310,858

The Bank entered into an Advances, Pledge and Security Agreement with the FHLB, allowing the Bank to initiate advances from the FHLB. The advances are secured under a blanket collateral agreement. At September 30, 2021, the eligible blanket collateral included residential mortgage loans with a carrying value of $280.4 million and commercial real estate loans with a carrying value of $477.1 million. There were no pledged available for sale securities at September 30, 2021.

On August 14, 2020, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $50.0 million secured under the blanket collateral agreement. This agreement expires on January 21, 2022. At September 30, 2021, there was no outstanding balance under this agreement.

On June 19, 2014, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $3.3 million secured under the blanket collateral agreement. The agreement had an initial expiration date of July 1, 2015 and is automatically extended for one additional year for successive one-year periods, not to extend beyond July 3, 2034.  At September 30, 2021, the maximum amount available under the letter of credit was $2.1 million, and there was no outstanding balance under this agreement.

On May 31, 2017, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $2.2 million. The agreement had an initial expiration date of May 31, 2018 and is automatically extended for one additional year for successive one-year periods, not to extend beyond June 1, 2037. At September 30, 2021, the maximum amount available under the letter of credit was $1.9 million, and there was no outstanding balance under this agreement.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(13)       OTHER BORROWINGS

On September 20, 2018, the Company entered into a subordinated note purchase agreement in the principal amount of $20 million. The subordinated note initially bears a fixed interest rate of 6.02% per year through September 30, 2023, and thereafter a floating rate, reset quarterly, equal to the three-month LIBOR rate plus 310 basis points. All interest is payable quarterly and the subordinated note is scheduled to mature on September 30, 2028. The subordinated note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after September 30, 2023. The subordinated note is intended to qualify as Tier 2 capital for the Company under regulatory guidelines. The subordinated note is presented net of unamortized debt issuance costs of $135,000 and $203,000 at September 30, 2021 and 2020, respectively, in the accompanying consolidated balance sheet. The debt issuance costs are being amortized over five years, which represents the period from issuance to the first redemption date of September 30, 2023.

In April of 2020, the Company began utilizing the Federal Reserve PPP Liquidity Facility (“PPPLF”).  The proceeds from the PPPLF were used to fund certain PPP loans, which were pledged as collateral to secure the borrowings, and carried a fixed interest rate of 0.35%. There were no outstanding borrowings under the PPPLF at September 30, 2021. Borrowings under the PPPLF totaled $174.8 million at September 30, 2020.

(14)       DEFERRED COMPENSATION PLANS

The Company has deferred compensation agreements with former and current officers. The agreements provide for the payment of specific benefits following retirement. The balance of the accrued benefit for these agreements was $336,000 and $208,000 at September 30, 2021 and 2020, respectively.

Deferred compensation expense for the years ended September 30, 2021, 2020 and 2019 is as follows:

(In thousands)	2021	2020	2019
Deferred compensation expense (income)	$129	$(4)	$80

The Company has a directors’ deferred compensation plan whereby a director, at his or her election on an annual basis, may defer all or a portion of the director fees into an account with the Company. The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%. The deferral period extends until separation from service by the director. The benefits under the plan are payable in a lump sum or in monthly installments over a period of up to ten years following the separation from service; however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death. The balance of the accrued benefit for the director plan was $1.5 million at September 30, 2021 and 2020.

Deferred directors’ fees expense for the years ended September 30, 2021, 2020 and 2019 is as follows:

(In thousands)	2021	2020	2019
Deferred directors’ fee expense	$166	$187	$263

(15)       BENEFIT PLANS

Defined Contribution Plan:

The Company has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k).

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(15-continued)

Company contributions to the plan for the years ended September 30, 2021, 2020 and 2019 were as follows:

(In thousands)	2021	2020	2019
Company contributions to the plan	$1,633	$1,420	$762

Employee Stock Ownership Plan:

On October 6, 2008, the Company established a leveraged ESOP covering substantially all employees. The ESOP trust acquired 610,089 shares of Company common stock at a cost of $3.33 per share (both as adjusted for the three-for-one stock split effective September 15, 2021) financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity.

There was no compensation expense recognized for the years ended September 30, 2021, 2020 and 2019.

The employer loan was fully repaid in December 2015 and all shares of Company stock were allocated to participant accounts as of September 30, 2016.  After adjusting for the Company announced three-for-one stock split effective September 15, 2021, the ESOP trust held 335,958 and 358,962 shares of Company common stock allocated to participant accounts at September 30, 2021 and 2020, respectively.

(16)       STOCK-BASED COMPENSATION PLANS

The Company maintains three equity incentive plans under which stock options and restricted stock have or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”) approved by the Company’s shareholders in February 2010, the 2016 Equity Incentive Plan (“2016 Plan”) approved by the Company’s shareholders in February 2016 and the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021.  The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan may not exceed 356,058 shares, and no shares had been granted under the 2021 Plan as of September 30, 2021.  However, in November 2021 the Company granted 137,250 stock options and 45,750 restricted shares to directors, officers and key employees, which will vest over a one-year or five-year period. At September 30, 2021, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan.  At September 30, 2021, 4,560 shares of the Company’s common stock were available for issuance under the 2016 Plan, including 1,500 shares available for restricted stock and 3,060 shares available for stock options. The Company generally issues new shares under the 2016 Plan and 2021 Plan from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

Stock based compensation expense related to stock options and restricted stock for the years ended September 30, 2021, 2020 and 2019 is as follows:

(In thousands)	2021	2020	2019
Stock option expense	$92	$86	$72
Restricted stock expense	184	193	173

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(16-continued)

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

The fair value of options granted during the years ended September 30, 2021, 2020 and 2019 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5	years
Weighted average fair value at grant date	$6.13

A summary of stock option activity as of September 30, 2021, and changes during the year then ended is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at beginning of year	205,209	$16.04
Granted	22,665	21.10
Exercised	(6,840)	15.09
Forfeited or expired	(3,960)	16.84
Outstanding at end of year	217,074	$16.58	6.2	$2,132,000
Vested and expected to vest	217,074	$16.58	6.2	$2,132,000
Exercisable at end of year	126,264	$14.81	5.5	$1,661,000

The intrinsic value of stock options exercised during the years ended September 30, 2021, 2020 and 2019 was $50,000, $1.4 million and $2.6 million, respectively. At September 30, 2021, there was $108,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 3.06 years. Cash received from the exercise of stock options was $27,000, $148,000 and $408,000 for the years ended September 30, 2021,2020 and 2019, respectively.  The tax benefit from the exercise of stock options was $10,000, $134,000 and $237,000 for the years ended September 30, 2021, 2020 and 2019, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(16-continued)

Restricted Stock:

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period.

A summary of the Company’s nonvested restricted shares activity as of September 30, 2021 and changes during the year then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2020	32,424	$16.01
Granted	—	$—
Vested	(13,125)	$14.92
Forfeited	(1,500)	$17.19
Nonvested at September 30, 2021	17,799	$16.72

There were 13,125, 12,258 and 10,959 restricted shares vested during the years ended September 30, 2021, 2020 and 2019, respectively. The total fair value of restricted shares that vested during the years ended September 30, 2021, 2020 and 2019 was $277,000, $271,000 and $216,000, respectively. At September 30, 2021, there was $138,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 2.25 years.

(17)       INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns. The components of consolidated income tax expense were as follows for the years ended September 30, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Current	$2,166	$8,295	$2,493
Valuation allowance	(34)	193	166
Deferred	7,865	4,173	436
Income tax expense	$9,997	$12,661	$3,095

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended September 30, 2021, 2020 and 2019 follows:

(In thousands)	2021	2020	2019
Provision at federal statutory rate	$8,308	$9,816	$4,219
State income tax-net of federal tax benefit	901	1,815	327
Tax-exempt interest income	(1,045)	(962)	(890)
Bank owned life insurance	(194)	(154)	(111)
Captive insurance net premiums	(303)	(295)	(223)
Increase (decrease) in federal deferred tax valuation allowance	(20)	193	166
Nondeductible officer compensation	2,238	2,373	—
Other	112	(125)	(393)
Income tax expense	$9,997	$12,661	$3,095

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(17-continued)

Significant components of deferred tax assets and liabilities at September 30, 2021 and 2020 are as follows:

(In thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$3,460	$2,833
Operating lease liability	1,430	1,882
Deferred compensation plans	426	409
Equity incentive plans	45	45
Other-than-temporary impairment loss on available for sale securities	20	28
Interest on nonaccrual loans	236	191
Loss on tax credit investments	1,640	1,673
Deferred loan fees and costs, net	—	166
Investment in subsidiary	—	584
Mark to market adjustments	817	—
Other	278	423
Gross deferred tax assets	8,352	8,234
Valuation allowance	(1,648)	(1,681)
Net deferred tax assets	6,704	6,553

Deferred tax liabilities:
Unrealized gain on securities available for sale	(2,366)	(2,980)
Accumulated depreciation	(2,014)	(1,611)
Operating lease right of use asset	(1,403)	(1,854)
Installment sale	(360)	(378)
Acquisition purchase accounting adjustments	(853)	(789)
Mortgage servicing rights	(12,336)	(5,401)
FHLB stock dividends	(85)	(88)
Prepaid expenses	(829)	(609)
Deferred loan fees and costs, net	(239)	—
Other	(96)	(67)
Deferred tax liabilities	(20,581)	(13,777)

Net deferred tax liability	$(13,877)	$(7,224)

Tax laws enacted in 2013 and 2014 decrease the Indiana financial institutions tax rate beginning in 2014 and ending in 2023. Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(17-continued)

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at September 30, 2021, except for a valuation allowance of $1.6 million on the net deferred tax asset related to losses on historic tax credit investment entities totaling $7.4 million. In assessing the need for a valuation allowance for the deferred tax assets for the historic tax credit investments, the Company considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets related to the investments. Because of the tax nature of the loss to be recognized when the investments are ultimately sold (which for tax purposes will give rise to a capital loss for the historic tax credit investments), the Company may not be able to generate capital gains in the future to be able to utilize the capital losses from the investment. Therefore, the Company’s assessment of the deferred tax asset warrants the need for a valuation allowance.

At September 30, 2021 and 2020, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ending on or after September 30, 2017 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank at September 30, 2021 and 2020 include approximately $4.6 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of September 30, 1988 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on these amounts was approximately $957,000 at September 30, 2021 and 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(18)       LEASES

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

On October 1, 2019, the Company adopted FASB ASC 842 and all subsequent updates that modified FASB ASC 842.  For the Company, this update primarily affected the accounting treatment for operating lease agreements.  With the adoption of FASB ASC 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right of use (“ROU”) asset and a corresponding lease liability.  All of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet.

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheets and was $5.8 million and $7.9 million at September 30, 2021 and 2020,respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received.  The Company recorded a lease liability in other liabilities on the consolidated balance sheets, which had a balance of $5.9 million and $8.0 million at September 30, 2021 and 2020, respectively.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.  Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more.  The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property.  If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.  The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants.  At September 30, 2021, the Company had not entered into any leases that had yet to commence that conveyed the right to control the use of the property to the Company.

Lease expense for the years ended September 30, 2021, 2020 and 2019 was $2.0 million, $1.9 million and $1.2 million, respectively.  The components of lease expense for the years ended September 30, 2021, 2020 and 2019 were as follows:

(In thousands)	2021	2020	2019

Operating lease cost	$1,204	$1,294	$527
Short-term lease cost	836	644	679
	$2,040	$1,938	$1,206

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(18-continued)

Future minimum commitments due under these lease agreements as of September 30, 2021 are as follows, including renewal options that are reasonably certain to be exercised:

Years ending September 30:	(In thousands)
2022	$668
2023	621
2024	562
2025	445
2026	245
Thereafter	5,234
Total lease payments	7,775
Less imputed interest	(1,839)
Total	$5,936

The lease term and discount rate at September 30, 2021 and 2020 were as follows:

	2021	2020
Weighted-average remaining lease term (years)	21.5	18.5
Weighted-average discount rate	2.53%	2.35%

Supplemental cash flow information for the years ended September 30, 2021 and 2020 related to leases was as follows:

(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,253	$1,221
ROU assets obtained in exchange for lease obligations:
Operating leases	2,038	9,083

Lessor

The Company leases commercial office space to tenants under noncancelable operating leases with terms of three to eleven years. The following is a schedule by years of future minimum lease payments with initial or remaining terms in excess of one year as of September 30, 2021:

Years ending September 30:	(In thousands)
2022	$601
2023	557
2024	557
2025	442
2026	96
2027 and thereafter	160
Total	$2,413

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(19)       COMMITMENTS AND CONTINGENCIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. Commitments under outstanding standby letters of credit totaled $8.3 million and $8.8 million at September 30, 2021 and 2020, respectively.

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

The Company has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2021 or 2020.

The following is a summary of the commitments to extend credit at September 30, 2021 and 2020. Interest rate lock commitments that meet the definition of a derivative are excluded from these totals.

(In thousands)	2021	2020
Loan commitments:
Fixed rate	$49,722	$12,547
Adjustable rate	28,137	25,512

Guarantees of third-party revolving credit	177	182
Undisbursed portion of home equity lines of credit	35,995	33,567
Undisbursed portion of commercial and personal lines of credit	47,452	40,136
Undisbursed portion of construction loans in process	31,323	18,735
Total commitments to extend credit	$192,806	$130,679

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(19-continued)

In connection with the sale of residential mortgage loans to third party investors, the Company makes usual and customary representations and warranties as to the propriety of its origination activities.  In certain circumstances, the investors require the Company to repurchase loans sold to them under the terms of the warranties.  When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve.  At September 30, 2021 and 2020, the Company had established a reserve for loan repurchases or indemnifications of $338,000 and $290,000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.  Provisions for loan repurchases or indemnifications totaling $595,000 and $614,000 were made for the years ended September 30, 2021 and 2020, respectively, and are included in mortgage banking income in the accompanying consolidated statements of income.

At September 30, 2021, the Company has recorded a loss for restitution to be repaid to certain borrowers who originated loans through the Company’s mortgage banking division.  A settlement agreement has been reached and the total expected restitution of $450,000 has been recognized at September 30, 2021.

The Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessing customer fees related to items presented on accounts with insufficient funds (NSF items). The Company has not accrued a loss contingency for this pending litigation at September 30, 2021 because it has not determined that a probable loss will occur and cannot reasonably estimate a potential loss amount.

(20)       DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. At September 30, 2021 and 2020, the Company had cash collateral posted with certain derivative counterparties against its derivative obligations of $2.4 million and $3.0 million, respectively.  Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(20 – continued)

The table below provides information on the Company’s derivative financial instruments as of September 30, 2021 and 2020.

September 30, 2021:	Notional	Asset	Liability
(In thousands)	Amount	Derivatives	Derivatives
Interest rate lock commitments	$331,178	$2,167	$600
Forward mortgage loan sale contracts	291,750	1,465	35

	$622,928	$3,632	$635

September 30, 2020:	Notional	Asset	Liability
(In thousands)	Amount	Derivatives	Derivatives
Interest rate lock commitments	$793,671	$14,937	$—
Forward mortgage loan sale contracts	605,750	226	1,827
	$1,399,421	$15,163	$1,827

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the years ended September 30, 2021, 2020 and 2019, is as follows:

(In thousands)	2021	2020	2019

Interest rate lock commitments	$(13,730)	$11,668	$2,889
Forward mortgage loan sale contracts	4,140	(22,412)	(3,462)

	$(9,230)	$(10,744)	$(573)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value or at the lower of cost or fair value.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(21 – continued)

The table below presents the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2021.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2021:
Assets Measured – Recurring Basis
Securities available for sale:
U.S. Treasury bills	$—	$250	$—	$250
Agency mortgage-backed	—	8,384	—	8,384
Agency CMO	—	13,530	—	13,530
Privately-issued CMO	—	803	—	803
Privately-issued ABS	—	772	—	772
SBA certificates	—	2,138	—	2,138
Municipal bonds	—	180,804	—	180,804
Total securities available for sale	$—	$206,681	$—	$206,681
Residential mortgage loans held for sale – fair value option elected	$—	$167,813	$—	$167,813
Derivative assets (included in other assets)	$—	$1,465	$2,167	$3,632
Equity securities (included in other assets)	$112	$—	$—	$112
Residential mortgage servicing rights	$—	$—	$49,579	$49,579

Liabilities Measured – Recurring Basis
Derivative liabilities (included in other liabilities)	$—	$35	$600	$635

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$—	$—	$3,067	$3,067
Commercial real estate	—	—	1,021	1,021
SBA commercial real estate	—	—	9,039	9,039
Multifamily	—	—	482	482
Commercial business	—	—	1,476	1,476
SBA commercial business	—	—	1,278	1,278
Consumer	—	—	247	247
Total impaired loans	$—	$—	$16,610	$16,610
Single tenant net lease loans held for sale	$—	$—	$23,020	$23,020
SBA loans held for sale	$—	$24,107	$—	$24,107
SBA loan servicing rights	$—	$—	$4,447	$4,447
Other real estate owned, held for sale:
Former bank premises	$—	$—	$1,728	$1,728
Total other real estate owned	$—	$—	$1,728	$1,728

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(21 – continued)

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

SEPTEMBER 30, 2021, 2020 AND 2019

(21 – continued)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(21 – continued)

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019

Beginning balance	$14,937	$3,269	$380
Unrealized gains (losses) recognized in earnings, net of settlements	(13,370)	11,668	2,889

Ending balance	$1,567	$14,937	$3,269

The realized and unrealized gains (losses) recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Gains recognized in earnings for the years ended September 30, 2021, 2020 and 2019 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $1.6 million, $14.9 million and $3.3 million, respectively.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of September 30, 2021 and 2020.

Significant
	Unobservable	2021 Range of Inputs	2020 Range of Inputs
Financial Instrument	Inputs	(Weighted Average)	(Weighted Average)

Interest rate lock commitments	Pull-through rate	58% - 100% (83%)	0% - 100% (80%)
	Direct costs to close	0.37% - 1.74% (0.86%)	0.31% - 1.01% (0.52%)

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

The table below presents a reconciliation of MSRs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Beginning balance	$21,703	$934	$—
Issuances (loans sold with servicing retained)	36,679	24,058	940
Net settlements	(9,555)	(1,542)	(6)
Unrealized gains (losses) included in earnings	752	(1,747)	—

Ending balance	$49,579	$21,703	$934

Changes in the fair value of MSRs are included in mortgage banking income in the accompanying consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(21 – continued)

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of MSRs measured at fair value on a recurring basis as of September 30, 2021 and 2020.

	Significant	2021	2020
	Unobservable	Range of Inputs	Range of Inputs
Financial Instrument	Inputs	(Weighted Average)	(Weighted Average)
MSRs	Discount rate	8.50% - 10.00% (8.51%)	9.25%
	Prepayment rate	6.04% - 43.27% (10.00%)	2.99% - 86.98% (18.08%)

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are measured at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At September 30, 2021 and 2020, all impaired loans were considered to be collateral-dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.  At September 30, 2021, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 100.0% and estimated costs to sell the collateral ranging from 0.0% to 26.0%.  At September 30, 2020, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 75.0% and estimated costs to sell the collateral ranging from 0.0% to 12.0%.

Provisions for loan losses recognized for impaired loans for the years ended September 30, 2021, 2020 and 2019 is as follows:

(In thousands)	2021	2020	2019
Provision for loan losses recognized	$381	$2,424	$860

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(21 – continued)

SBA Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At September 30, 2021, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 4.57% to 22.34% with a weighted average of 9.97% and prepayment speed assumptions ranging from 8.30% to 24.51% with a weighted average rate of 15.98%. At September 30, 2020, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 3.58% to 19.86% with a weighted average of 8.36% and prepayment speed assumptions ranging from 8.69% to 26.68% with a weighted average rate of 17.46%. Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount.

Impairment charges to write down SBA loan servicing rights to fair value for the years ended September 30, 2021, 2020 and 2019 is as follows:

(In thousands)	2021	2020	2019
Charges to write down SBA loan servicing rights	$66	$(116)	$113

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At September 30, 2021 and 2020, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) of 30.9%.

There were no charges to write down other real estate owned to fair value for the years ended September 30, 2021, 2020 and 2019.

Transfers between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended September 30, 2021 and 2020. There were no transfers into or out of Level 3 financial assets or liabilities for the years ended September 30, 2021 and 2020. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2021 and 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(21 – continued)

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition of an eligible financial asset or financial liability, and may not be revoked once made.

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale, including substantially all loans originated by the Company’s mortgage banking division.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due, nor were any on nonaccrual status as of September 30, 2021 and 2020.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of September 30, 2021 and 2020.

		Aggregate
September 30, 2021:	Aggregate	Principal
(In thousands)	Fair Value	Balance	Difference
Residential mortgage loans held for sale	$167,813	$163,158	$4,655

		Aggregate
(September 30, 2020:	Aggregate	Principal
In thousands)	Fair Value	Balance	Difference
Residential mortgage loans held for sale	$208,493	$198,138	$10,355

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the years ended September 30, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019

Gains – included in mortgage banking income	$2,017	$7,504	$2,492
Interest income	5,695	5,026	1,516

	$7,712	$12,530	$4,008

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(21 – continued)

Fair Value of Financial Instruments

The following tables summarize the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and 2020.

		Fair Value Measurements
	Carrying	Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2021:
Financial assets:
Cash and due from banks	$14,191	$14,191	$—	$—
Interest-bearing deposits with banks	19,237	19,237	—	—
Interest-bearing time deposits	2,222	—	2,222	—
Securities available for sale	206,681	—	206,681	—
Securities held to maturity	1,837	—	2,054	—
Residential mortgage loans held for sale	167,813	—	167,813	—
Single tenant net lease loans held for sale	23,020	—	—	23,020
SBA loans held for sale	24,107	—	27,312	—
Loans, net	1,075,936	—	—	1,124,226
FRB and FHLB stock	19,258	N/A	N/A	N/A
Accrued interest receivable	6,243	—	6,243	—
SBA loan servicing rights	4,447	—	—	4,646
Residential mortgage loan servicing rights	49,579	—	—	49,579
Derivative assets (included in other assets)	3,632	—	1,465	2,167
Equity securities (included in other assets)	112	112	—	—
Financial liabilities:
Deposits	1,227,580	—	—	1,228,147
Borrowings from FHLB	250,000	—	251,877	—
Subordinated note	19,865	—	21,083	—
Accrued interest payable	258	—	258	—
Advance payments by borrowers for taxes and insurance	1,188	—	1,188	—
Derivative liabilities (included in other liabilities)	635	—	35	600

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(21 – continued)

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

The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.  The contracted or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 19, and the fair value of these instruments is considered immaterial.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(22)       CAPITAL REQUIREMENTS AND RESTRICTION ON DIVIDENDS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% by 2019.  The capital conservation buffer was 2.50%for 2021, 2020 and 2019. The Bank met all capital adequacy requirements to which it was subject as of September 30, 2021 and 2020.

As of September 30, 2021, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(22 – continued)

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

					Minimum To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021:

Total capital (to risk-weighted assets):
Consolidated	$193,476	14.28%	$108,401	8.00%	N/A	N/A
Bank	183,885	13.60%	108,156	8.00%	$135,195	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$159,310	11.76%	$81,301	6.00%	N/A	N/A
Bank	169,584	12.54%	81,117	6.00%	$108,156	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,310	11.76%	$60,976	4.50%	N/A	N/A
Bank	169,584	12.54 ~~%~~	60,838	4.50%	$87,877	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$159,310	9.73%	$65,480	4.00%	N/A	N/A
Bank	169,584	10.07%	67,333	4.00%	$84,166	5.00%

As of September 30, 2020:

Total capital (to risk-weighted assets):
Consolidated	$168,617	13.37%	$100,929	8.00%	N/A	N/A
Bank	160,452	12.75%	100,672	8.00%	$125,840	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$133,520	10.58%	$75,697	6.00%	N/A	N/A
Bank	145,152	11.53%	75,504	6.00%	$100,672	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$133,520	10.58%	$56,773	4.50%	N/A	N/A
Bank	145,152	11.53%	56,428	4.50%	$81,796	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$133,520	8.53%	$62,617	4.00%	N/A	N/A
Bank	145,152	9.37%	61,966	4.00%	$77,458	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(22 – continued)

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

Stock Split

On August 16, 2021, the Company approved and declared a three-for-one stock split in the form of a stock dividend, payable September 15, 2021, to stockholders of record as of August 31, 2021.  Under the terms of the stock split, the Company’s stockholders received a dividend of two shares for every share held on the record date.  The dividend was paid in authorized but unissued shares of common stock of the Company.  The par value of the Company's stock was not affected by the split and remained at $0.01 per share.  All share and per share amounts reported in the consolidated financial statements have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(23)       SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended September 30, 2021, 2020 and 2019.

	Years Ended September 30,
(In thousands, except share and per share data)	2021	2020	2019

Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$29,567	$33,354	$16,177

Shares:
Weighted average common shares outstanding, basic	7,107,786	7,070,040	6,947,091

Net income per common share, basic	$4.16	$4.72	$2.33

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$29,567	$33,354	$16,177

Shares:
Weighted average common shares outstanding, basic	7,107,786	7,070,040	6,947,091
Add: Dilutive effect of outstanding options	56,176	48,540	151,869
Add: Dilutive effect of restricted stock	9,771	9,282	17,292
Weighted average common shares outstanding, as adjusted	7,173,733	7,127,862	7,116,252

Net income per common share, diluted	$4.12	$4.68	$2.27

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the years ended September 30, 2021, 2020 and 2019. Stock options for 49,974, 66,474 and 21,600 shares of common stock were excluded from the calculation of diluted net income per common share for the years ended September 30, 2021, 2020 and 2019, respectively, because their effect was antidilutive.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(24)       PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets

	As of September 30,
(In thousands)	2021	2020
Assets:
Cash and due from banks	$6,870	$4,762
Other assets	755	988
Investment in subsidiaries	193,926	171,871
	$201,551	$177,621

Liabilities and Equity:
Subordinated note	$19,865	$19,797
Accrued expenses	1,309	552
Stockholders’ equity	180,377	157,272
	$201,551	$177,621

Statements of Income

	Years Ended September 30,
(In thousands)	2021	2020	2019
Dividend income from subsidiaries	$5,175	$1,000	$750
Interest expense	(1,274)	(1,274)	(1,277)
Other operating expenses	(1,076)	(1,002)	(882)

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	2,825	(1,276)	(1,409)

Income tax benefit	504	598	747

Income (loss) before equity in undistributed net income of subsidiaries	3,329	(678)	(662)

Equity in undistributed net income of subsidiaries	26,238	34,032	16,839

Net income	$29,567	$33,354	$16,177

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(24 – continued)

Statements of Cash Flows

	Years Ended September 30,
(In thousands)	2021	2020	2019
Operating Activities:
Net income	$29,567	$33,354	$16,177
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(26,238)	(34,032)	(16,839)
Stock compensation expense	277	279	246
Net change in other assets and liabilities	201	182	(184)
Net cash provided by (used in) operating activities	3,807	(217)	(600)

Investing Activities:
Investment in bank subsidiary	—	—	(2,000)
Net cash used in investing activities	—	—	(2,000)

Financing Activities:
Exercise of stock options	27	148	408
Tax paid on stock award shares for employees	(41)	(53)	(32)
Dividends paid	(1,685)	(1,590)	(1,472)
Net cash used in financing activities	(1,699)	(1,495)	(1,096)

Net increase (decrease) in cash and due from banks	2,108	(1,712)	(3,696)
Cash and due from banks at beginning of year	4,762	6,474	10,170

Cash and due from banks at end of year	$6,870	$4,762	$6,474

(25)       CONCENTRATION OF CREDIT RISK

At September 30, 2021 and 2020, the Company had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $9.5 million and $7.2 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(26)       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended September 30,
(In thousands)	2021	2020	2019

Cash payments for:
Interest	$8,517	$10,817	$10,729
Income taxes (net of refunds received)	9,051	3,971	1,572

Non-cash activities:
Transfers from loans to loans held for sale	41,703	15,916	—
Transfers from loans to other real estate owned	426	—	114
Proceeds from sales of other real estate owned financed through loans	—	—	112
Cashless exercise of stock options	77	249	542
Transfers from premises and equipment to other real estate owned	—	—	1,893

(27)       SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
September 30, 2021:
Interest income	$16,026	$16,840	$16,150	$16,243
Interest expense	2,287	2,060	1,921	1,819
Net interest income	13,739	14,780	14,229	14,424
Provision (credit) for loan losses	668	287	(2,730)	8
Net interest income after provision (credit) for loan losses	13,071	14,493	16,959	14,416
Noninterest income	46,183	38,973	18,785	16,495
Noninterest expenses	44,402	39,284	30,619	25,104
Income before income taxes	14,852	14,182	5,125	5,807
Income tax expense	4,527	3,695	817	958

Net income	10,325	10,487	4,308	4,849
Net income attributable to noncontrolling interest in subsidiary	402	—	—	—

Net income attributable to First Savings Financial Group, Inc.	$9,923	$10,487	$4,308	$4,849

Net income per common share, basic	$1.40	$1.48	$0.61	$0.68

Net income per common share, diluted	$1.39	$1.46	$0.60	$0.67

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(27 – continued)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
September 30, 2020:
Interest income	$13,661	$13,554	$14,719	$15,765
Interest expense	2,875	2,783	2,543	2,337
Net interest income	10,786	10,771	12,176	13,428
Provision for loan losses	505	1,705	2,980	2,772
Net interest income after provision for loan losses	10,281	9,066	9,196	10,656
Noninterest income	18,232	11,133	46,962	57,024
Noninterest expenses	24,272	22,075	35,009	44,452
Income (loss) before income taxes	4,241	(1,876)	21,149	23,228
Income tax expense (benefit)	638	(774)	5,540	7,257

Net income (loss)	3,603	(1,102)	15,609	15,971
Net income (loss) attributable to noncontrolling interest in subsidiary	164	(475)	204	834

Net income (loss) attributable to First Savings Financial Group, Inc.	$3,439	$(627)	$15,405	$15,137

Net income (loss) per common share, basic	$0.49	$(0.09)	$2.17	$2.13

Net income (loss) per common share, diluted	$0.48	$(0.09)	$2.17	$2.12

September 30, 2019:
Interest income	$11,801	$12,307	$13,058	$13,829
Interest expense	2,225	2,446	3,166	3,069
Net interest income	9,576	9,861	9,892	10,760
Provision for loan losses	315	340	337	471
Net interest income after provision for loan losses	9,261	9,521	9,555	10,289
Noninterest income	5,781	7,089	12,644	18,340
Noninterest expenses	11,416	12,880	16,488	21,606
Income before income taxes	3,626	3,730	5,711	7,023
Income tax expense	522	466	748	1,359

Net income	3,104	3,264	4,963	5,664
Net income attributable to noncontrolling interest in subsidiary	173	(269)	571	343

Net income attributable to First Savings Financial Group, Inc.	$2,931	$3,533	$4,392	$5,321

Net income per common share, basic	$0.43	$0.51	$0.63	$0.76

Net income per common share, diluted	$0.41	$0.50	$0.62	$0.75

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(28)       SEGMENT REPORTING

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

	Core	SBA	Mortgage		Consolidated
(In thousands)	Banking	Lending	Banking	Other	Totals
Year Ended September 30, 2021:
Net interest income (loss)	$46,122	$10,339	$1,940	$(1,229)	$57,172
Provision (credit) for loan losses	(1,782)	15	—	—	(1,767)
Net interest income (loss) after provision	47,904	10,324	1,940	(1,229)	58,939
Net gains on sales of loans, SBA	—	8,740	—	—	8,740
Mortgage banking income	4	—	104,500	—	104,504
Noninterest income	6,331	9,661	104,444	—	120,436
Noninterest expense (income)	35,636	9,374	94,768	(369)	139,409
Income (loss) before taxes	18,599	10,611	11,616	(860)	39,966
Income tax expense (benefit)	2,935	2,512	5,047	(497)	9,997
Segment profit (loss)	15,664	8,099	6,569	(363)	29,969
Noncash items:
Depreciation and amortization	1,953	42	237	68	2,300
Segment assets at September 30, 2021	1,468,483	168,342	232,279	(148,598)	1,720,506

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(28 – continued)

	Core	SBA	Mortgage		Consolidated
(In thousands)	Banking	Lending	Banking	Other	Totals
Year Ended September 30, 2020:
Net interest income (loss)	$39,408	$5,911	$3,046	$(1,204)	$47,161
Provision for loan losses	4,636	3,326	—	—	7,962
Net interest income (loss) after provision	34,772	2,585	3,046	(1,204)	39,199
Net gains on sales of loans, SBA	—	5,673	—	—	5,673
Mortgage banking income	8	—	120,725	—	120,733
Noninterest income	5,905	6,751	120,695	—	133,351
Noninterest expense (income)	29,772	7,853	88,573	(390)	125,808
Income (loss) before taxes	10,905	1,483	35,168	(814)	46,742
Income tax expense (benefit)	2,265	189	10,793	(586)	12,661
Segment profit (loss)	8,640	1,294	24,375	(228)	34,081
Noncash items:
Depreciation and amortization	1,558	51	181	68	1,858
Segment assets at September 30, 2020	1,459,467	283,994	293,973	(272,809)	1,764,625

	Core	SBA	Mortgage		Consolidated
(In thousands)	Banking	Lending	Banking	Other	Totals

Year Ended September 30, 2019:
Net interest income (loss)	$36,524	$4,145	$636	$(1,216)	$40,089
Provision (credit) for loan losses	(242)	1,705	—	—	1,463
Net interest income (loss) after provision	36,766	2,440	636	(1,216)	38,626
Net gains on sales of loans, SBA	—	4,569	—	—	4,569
Mortgage banking income	33	—	33,011	—	33,044
Noninterest income	5,650	5,182	33,022	—	43,854
Noninterest expense (income)	28,852	5,953	27,760	(175)	62,390
Income (loss) before taxes	13,564	1,669	5,898	(1,041)	20,090
Income tax expense (benefit)	2,143	213	1,475	(736)	3,095
Segment profit (loss)	11,421	1,456	4,423	(305)	16,995
Noncash items:
Depreciation and amortization	1,467	49	100	68	1,684
Segment assets at September 30, 2019	1,124,526	84,661	88,645	(75,253)	1,222,579

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021, 2020 AND 2019

(29)    REVENUE FROM CONTRACTS WITH CUSTOMERS

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the years ended September 30, 2021, 2020 and 2019:

	Year Ended
	September 30,
(In thousands)	2021	2020	2019

Service charges on deposit accounts	$1,468	$1,581	$1,957
ATM and interchange fees	2,399	2,116	1,949
Investment advisory income	589	288	324
Other	103	101	137
Revenue from contracts with customers	4,559	4,086	4,367

Gain (loss) on securities	—	7	(74)
Gain on sale of SBA loans	8,740	5,673	4,569
Mortgage banking income	104,504	120,733	33,044
Increase in cash value of life insurance	785	732	580
Real estate lease income	592	589	594
Other	1,256	1,531	774
Other noninterest income	115,877	129,265	39,487

Total noninterest income	$120,436	$133,351	$43,854

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

SEPTEMBER 30, 2021, 2020 AND 2019

(29 – continued)

Other Income:  Other income from contracts with customers includes check cashing and cashier’s check fees, safe deposit box fees and cash advance fees.  This revenue is recognized at the time the transaction is executed or over the period the Company satisfies the performance obligation.

(30)     MORTGAGE BANKING INCOME

The components of mortgage banking income for the years ended September 30, 2021, 2020 and 2019 were as follows:

	2021	2020	2019

	(In thousands)

Origination and sale of mortgage loans (1)	$83,874	$105,659	$30,503
Mortgage brokerage income	1,500	—	—
Net change in fair value of loans held for sale
and interest rate lock commitments	(18,856)	16,680	5,124
Realized and unrealized hedging gains (losses)	4,140	(22,412)	(3,462)
Capitalized residential mortgage loan servicing rights	36,679	24,058	940
Net change in fair value of residential mortgage loan servicing rights	(8,803)	(3,289)	(6)
Net loan servicing income	6,565	651	37
Provisions for loan repurchases and indemnifications	(595)	(614)	(92)
Total mortgage banking income	$104,504	$120,733	$33,044

(1)  Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.