Form 10-Q
period 2021-12-31
First Savings Financial Group, Inc.
filed 2022-02-09
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of February 4, 2022 was 7,169,826.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
(In thousands, except share and per share data)	2021	2021

ASSETS
Cash and due from banks	$16,543	$14,191
Interest-bearing deposits with banks	24,049	19,237
Total cash and cash equivalents	40,592	33,428

Interest-bearing time deposits	1,973	2,222
Securities available for sale, at fair value	219,124	206,681
Securities held to maturity	1,802	1,837

Loans held for sale, residential mortgage, at fair value	120,564	167,813
Loans held for sale, single tenant net lease	15,656	23,020
Loans held for sale, Small Business Administration	24,998	24,107
Loans, net of allowance for loan losses of $14,780 at December 31, 2021 and $14,301 at September 30, 2021	1,142,655	1,075,936
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	19,258	19,258
Premises and equipment	27,204	27,669
Other real estate owned, held for sale	1,728	1,728
Accrued interest receivable:
Loans	4,507	4,398
Securities	2,330	1,845
Cash surrender value of life insurance	44,407	44,152
Goodwill	9,848	9,848
Core deposit intangibles	935	988
Residential mortgage loan servicing rights, at fair value	54,758	49,579
SBA loan servicing rights	4,429	4,447
Other assets	27,821	22,438

Total Assets	$1,764,589	$1,721,394

LIABILITIES
Deposits:
Noninterest-bearing	$287,449	$291,039
Interest-bearing	979,586	936,541
Total deposits	1,267,035	1,227,580

Federal Home Loan Bank borrowings	258,377	250,000
Other borrowings	19,881	19,865
Accrued interest payable	251	258
Advance payments by borrowers for taxes and insurance	1,205	2,076
Accrued expenses and other liabilities	33,620	41,238
Total Liabilities	1,580,369	1,541,017

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 7,754,316 shares (7,708,566 at September 30, 2021); outstanding 7,169,826 shares (7,125,888 shares at September 30, 2021)	78	78
Additional paid-in capital	26,995	25,721
Retained earnings - substantially restricted	153,630	150,185
Accumulated other comprehensive income	9,219	8,900
Unearned stock compensation	(1,285)	(138)
Less treasury stock, at cost - 584,490 shares (582,678 shares at September 30, 2021)	(4,417)	(4,369)
Total Stockholders' Equity	184,220	180,377

Total Liabilities and Stockholders' Equity	$1,764,589	$1,721,394
*	All share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2021	2020

INTEREST INCOME
Loans, including fees	$14,002	$14,238
Securities:
Taxable	405	471
Tax-exempt	1,192	1,191
Dividend income	149	108
Interest-bearing deposits with banks	14	18
Total interest income	15,762	16,026

INTEREST EXPENSE
Deposits	811	936
Federal Home Loan Bank borrowings	730	861
Federal Reserve PPPLF borrowings	—	153
Other borrowings	318	337
Total interest expense	1,859	2,287

Net interest income	13,903	13,739
Provision for loan losses	526	668

Net interest income after provision for loan losses	13,377	13,071

NONINTEREST INCOME
Service charges on deposit accounts	434	396
ATM and interchange fees	679	632
Net unrealized gain on equity securities	16	11
Net gain on sales of loans, Small Business Administration	1,636	1,267
Net gain on sales of loans, single tenant net lease	162	—
Mortgage banking income	12,744	43,229
Increase in cash surrender value of life insurance	254	186
Commission income	188	134
Real estate lease income	148	147
Income from tax credit investment	10	—
Other income	320	181
Total noninterest income	16,591	46,183

NONINTEREST EXPENSE
Compensation and benefits	17,291	33,862
Occupancy and equipment	2,113	2,585
Data processing	633	789
Advertising	792	2,311
Professional fees	1,189	1,274
FDIC insurance premiums	115	140
Net loss on other real estate owned	—	3
Other operating expenses	2,719	3,438
Total noninterest expense	24,852	44,402
Income before income taxes	5,116	14,852
Income tax expense	811	4,527
Net Income	4,305	10,325
Less: net income attributable to noncontrolling interests	—	402
Net Income Attributable to First Savings Financial Group, Inc.	$4,305	$9,923

Net income per share:
Basic	$0.60	$1.40
Diluted	$0.60	$1.39

Weighted average shares outstanding:
Basic	7,116,790	7,101,183
Diluted	7,207,210	7,154,106

Dividends per share	$0.12	$0.06
*	All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2021	2020

Net Income	$4,305	$10,325

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	404	861
Income tax expense	(85)	(181)
Net of tax amount	319	680

Other Comprehensive Income	319	680

Comprehensive Income	4,624	11,005
Less: comprehensive income attributable to noncontrolling interests	—	402

Comprehensive Income Attributable to First Savings Financial Group, Inc.	$4,624	$10,603

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total

Balances at October 1, 2020	$26	$27,480	$123,158	$11,209	$(348)	$(4,253)	$293	$157,565

Net income	—	—	9,923	—	—	—	402	10,325

Acquisition of minority interests in Q2	—	(1,757)	—	—	—	—	(695)	(2,452)

Other comprehensive income	—	—	—	680	—	—	—	680

Common stock dividends - $0.06 per share	—	—	(401)	—	—	—	—	(401)

Restricted stock forfeitures - 600 shares	—	(8)	—	—	8	—	—	—

Stock compensation expense	—	22	—	—	48	—	—	70

Stock option exercises - 3,600 shares	—	—	—	—	—	—	—	—

Purchase of 4,191 treasury shares	—	—	—	—	—	(42)	—	(42)

Balances at December 31, 2020	$26	$25,737	$132,680	$11,889	$(292)	$(4,295)	$—	$165,745

Balances at October 1, 2021	$78	$25,721	$150,185	$8,900	$(138)	$(4,369)	$—	$180,377

Net income	—	—	4,305	—	—	—	—	4,305

Other comprehensive income	—	—	—	319	—	—	—	319

Common stock dividends - $0.12 per share	—	—	(860)	—	—	—	—	(860)

Restricted stock grants - 45,750 shares	—	1,222	—	—	(1,222)	—	—	—

Stock compensation expense	—	52	—	—	75	—	—	127

Purchase of 1,812 treasury shares	—	—	—	—	—	(48)	—	(48)

Balances at December 31, 2021	$78	$26,995	$153,630	$9,219	$(1,285)	$(4,417)	$—	$184,220

*	All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,305	$10,325
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	526	668
Depreciation and amortization	606	548
Amortization of premiums and accretion of discounts on securities, net	233	168
Amortization and accretion of fair value adjustments on loans, net	(408)	(423)
Loans originated for sale	(561,427)	(1,449,271)
Proceeds on sales of loans	610,090	1,412,419
Net realized and unrealized gain on loans held for sale	(2,224)	(34,482)
Capitalization of loan servicing rights	(4,850)	(13,199)
Net change in value of loan servicing rights	(311)	3,418
Net realized and unrealized gain on other real estate owned	—	(6)
Increase in cash surrender value of life insurance	(254)	(186)
Net gain on equity securities	(16)	(11)
Income from tax credit investment	(10)	—
Deferred income taxes	1,261	2,170
Stock compensation expense	127	70
Increase in accrued interest receivable	(594)	(961)
Increase (decrease) in accrued interest payable	(7)	112
Change in other assets and liabilities, net	(6,282)	2,475
Net Cash Provided by (Used In) Operating Activities	40,765	(66,166)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	—	(252)
Proceeds from sales and maturities of interest-bearing time deposits	245	490
Purchase of securities available for sale	(15,720)	(5,285)
Proceeds from maturities of securities available for sale	2,022	3,370
Proceeds from maturities of securities held to maturity	30	30
Principal collected on securities	1,435	983
Net increase in loans	(67,075)	(25,678)
Purchase of Federal Home Loan Bank stock	—	(2,017)
Proceeds from life insurance	575	—
Proceeds from sale of other real estate owned	—	61
Purchase of premises and equipment	(71)	(1,096)
Proceeds from sales of premises and equipment	—	12
Investment in partnership interests	(240)	—
Acquisition of minority interests in Q2	—	(1,745)
Net Cash Used In Investing Activities	(78,799)	(31,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	39,455	73,244
Net increase (decrease) in Federal Home Loan Bank line of credit	8,377	(766)
Proceeds from Federal Home Loan Bank advances	75,000	280,000
Repayment of Federal Home Loan Bank advances	(75,000)	(250,000)
Net decrease in Federal Reserve PPPLF borrowings	—	(2,062)
Net decrease in advance payments by borrowers for taxes and insurance	(871)	(1,015)
Taxes paid on stock award shares for employees	(48)	(41)
Dividends paid on common stock	(1,715)	(401)
Net Cash Provided By Financing Activities	45,198	98,959

Net Increase in Cash and Cash Equivalents	7,164	1,666

Cash and cash equivalents at beginning of period	33,428	33,726

Cash and Cash Equivalents at End of Period	$40,592	$35,392

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of December 31, 2021, the results of operations for the three-month periods ended December 31, 2021 and 2020, and the cash flows for the three-month periods ended December 31, 2021 and 2020.  All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.

The unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements, conform to general practices within the banking industry and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2021 included in the Company’s Annual Report on Form 10-K.

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

Investment securities have been classified according to management’s intent.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
December 31, 2021:
Securities available for sale:

Agency mortgage-backed	$8,991	$238	$100	$9,129
Agency CMO	13,255	161	44	13,372
Privately-issued CMO	695	27	7	715
Privately-issued ABS	681	43	1	723
SBA certificates	2,033	5	20	2,018
Municipal bonds	181,798	11,479	110	193,167

Total securities available for sale	$207,453	$11,953	$282	$219,124

Securities held to maturity:

Agency mortgage-backed	$59	$3	$—	$62
Municipal bonds	1,743	185	—	1,928

Total securities held to maturity	$1,802	$188	$—	$1,990

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
September 30, 2021:
Securities available for sale:

U.S. Treasury bills	$250	$—	$—	$250
Agency mortgage-backed	8,143	293	52	8,384
Agency CMO	13,315	235	20	13,530
Privately-issued CMO	729	81	7	803
Privately-issued ABS	721	51	-	772
SBA certificates	2,157	2	21	2,138
Municipal bonds	170,102	11,055	353	180,804

Total securities available for sale	$195,417	$11,717	$453	$206,681

Securities held to maturity:

Agency mortgage-backed	$64	$5	$—	$69
Municipal bonds	1,773	212	—	1,985

Total securities held to maturity	$1,837	$217	$—	$2,054

The amortized cost and fair value of investment securities as of December 31, 2021 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due within one year	$9,255	$9,330	$265	$286
Due after one year through five years	25,384	26,390	879	962
Due after five years through ten years	35,348	37,632	599	680
Due after ten years	111,811	119,815	—	—
CMO	13,950	14,087	—	—
ABS	681	723	—	—
SBA certificates	2,033	2,018	—	—
Mortgage-backed securities	8,991	9,129	59	62

	$207,453	$219,124	$1,802	$1,990

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at December 31, 2021 and September 30, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses

	(Dollars in thousands)
December 31, 2021:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed	2	$4,235	$100
Agency CMO	4	2,683	44
SBA certificates	1	1,898	19
Municipal bonds	7	6,433	53

Total less than twelve months	14	15,249	216

Continuous loss position more than twelve months:
Privately-issued CMO	1	22	7
Privately-issued ABS	1	350	1
SBA certificates	1	81	1
Municipal bonds	1	1,943	57

Total more than twelve months	4	2,396	66

Total securities available for sale	18	$17,645	$282

September 30, 2021:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed securities	1	$3,056	$52
Agency CMO	2	1,466	20
SBA certificates	1	2,013	20
Municipal bonds	18	13,904	254

Total less than twelve months	22	20,439	346

Continuous loss position more than twelve months:
Privately-issued CMO	1	23	7
SBA certificates	1	88	1
Municipal bonds	1	1,902	99

Total more than twelve months	3	2,013	107

Total securities available for sale	25	$22,452	$453

At December 31, 2021 and September 30, 2021, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at December 31, 2021, which consisted of agency mortgage-backed securities, agency CMOs, privately-issued CMOs, privately-issued ABS, municipal bonds and SBA certificates, had a fair value as a percentage of amortized cost of 98.43%. The municipal securities are issued by municipal governments, and are generally secured by municipal project revenues or general obligations of the municipality.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At December 31, 2021, the Company held nine privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $484,000 and fair value of $493,000 that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various rating agencies.

At December 31, 2021, one privately-issued CMO security and one privately-issued ABS were in a loss position, and had depreciated approximately 2.09% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $372,000 and a total unrealized loss of $8,000 at December 31, 2021. Based on the independent third party analysis of the expected cash flows, management determined that no other-than-temporary impairment was required to be recognized on the privately issued CMO and ABS portfolios at December 31, 2021. While the Company does not anticipate additional credit-related impairment losses at December 31, 2021, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related impairment charge in the future.

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

During the three -month periods ended December 31, 2021 and 2020, the Company did not realize any gross gains or losses on sales of available for sale securities.

Certain available for sale debt securities were pledged to secure FHLB borrowings at December 31, 2021 and September 30, 2021, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at December 31, 2021 and September 30, 2021 consisted of the following:

	December 31,	September 30,
	2021	2021

	(In thousands)
Real estate mortgage:
1-4 family residential	$262,920	$241,425
Commercial	144,457	149,600
Single tenant net lease	461,123	403,692
SBA	62,729	62,805
Multifamily residential	38,738	40,324
Residential construction	9,962	8,330
Commercial construction	3,644	2,717
Land and land development	10,924	10,217
Commercial business	62,931	59,883
SBA commercial business (1)	69,647	80,400
Consumer	30,211	30,563
Total loans	1,156,656	1,089,956

Deferred loan origination fees and costs, net (2)	779	281
Allowance for loan losses	(14,780)	(14,301)

Loans, net	$1,142,655	$1,075,936
(1)	Includes $46.0 million and $56.7 million of loans originated under the SBA’s Paycheck Protection Program (“PPP”) at December 31, 2021 and September 30, 2021, respectively.
(2)	Includes $332,000 and $757,000 of net deferred loan fees related to PPP loans as of December 31, 2021 and September 30, 2021, respectively.

During the three-month period ended December 31, 2021, there were no significant changes in the Company’s lending activities or the methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

At December 31, 2021 and September 30, 2021, the Company did not own any residential real estate properties where physical possession has been obtained. At December 31, 2021 and September 30, 2021, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $65,000 and $124,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of December 31, 2021:

	Principal	Accrued	Net Deferred	Recorded
	Loan	Interest	Loan Origination	Investment
Recorded Investment in Loans:	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)
Recorded Investment in Loans:
Residential real estate	$262,920	$872	$56	$263,848
Commercial real estate	144,457	464	(210)	144,711
Single tenant net lease	461,123	1,496	(84)	462,535
SBA commercial real estate	62,729	456	1,119	64,304
Multifamily	38,738	70	(47)	38,761
Residential construction	9,962	17	(47)	9,932
Commercial construction	3,644	9	(31)	3,622
Land and land development	10,294	20	(11)	10,303
Commercial business	62,931	172	50	63,153
SBA commercial business	69,647	817	—	70,464
Consumer	30,211	114	(16)	30,309
	$1,156,656	$4,507	$779	$1,161,942

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
Recorded Investment in Loans as Evaluated for Impairment:	Impairment	Impairment	Loans

	(In thousands)
Residential real estate	$2,675	$261,173	$263,848
Commercial real estate	994	143,717	144,711
Single tenant net lease	—	462,535	462,535
SBA commercial real estate	7,467	56,837	64,304
Multifamily	384	38,377	38,761
Residential construction	—	9,932	9,932
Commercial construction	—	3,622	3,622
Land and land development	—	10,303	10,303
Commercial business	1,362	61,791	63,153
SBA commercial business	1,320	69,144	70,464
Consumer	230	30,079	30,309
	$14,432	$1,147,510	$1,161,942

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2021 and September 30, 2021:

	Individually	Collectively
	Evaluated for	Evaluated for	Ending
	Impairment	Impairment	Balance

	(In thousands)
December 31, 2021:
Residential real estate	$—	$1,336	$1,336
Commercial real estate	—	2,511	2,511
Single tenant net lease	—	2,767	2,767
SBA commercial real estate	333	3,389	3,722
Multifamily	—	441	441
Residential construction	—	209	209
Commercial construction	—	80	80
Land and land development	—	221	221
Commercial business	—	1,240	1,240
SBA commercial business	448	1,321	1,769
Consumer	—	484	484

	$781	$13,999	$14,780

September 30, 2021:
Residential real estate	$—	$1,438	$1,438
Commercial real estate	—	2,806	2,806
Single tenant net lease	—	2,422	2,422
SBA commercial real estate	144	3,361	3,475
Multifamily	—	518	518
Residential construction	—	191	191
Commercial construction	—	63	63
Land and land development	—	235	235
Commercial business	—	1,284	1,284
SBA commercial business	18	1,328	1,346
Consumer	1	522	523

	$133	$14,168	$14,301

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2021 and 2020:

	Beginning	Provisions			Ending
	Balance	(Credits)	Charge-Offs	Recoveries	Balance

	(In thousands)
December 31, 2021:
Residential real estate	$1,438	$(82)	$(23)	$3	$1,336
Commercial real estate	2,806	(295)	—	—	2,511
Single tenant net lease	2,422	345	—	—	2,767
SBA commercial real estate	3,475	267	(20)	—	3,722
Multifamily	518	(77)	—	—	441
Residential construction	191	18	—	—	209
Commercial construction	63	17	—	—	80
Land and land development	235	(14)	—	—	221
Commercial business	1,284	(44)	—	—	1,240
SBA commercial business	1,346	401	—	22	1,769
Consumer	523	(10)	(38)	9	484
	$14,301	$526	$(81)	$34	$14,780

December 31, 2020:
Residential real estate	$1,255	$(79)	$(5)	$5	$1,176
Commercial real estate	3,058	(51)	—	—	3,007
Single tenant net lease	3,017	216	—	—	3,233
SBA commercial real estate	4,154	(15)	(522)	7	3,624
Multifamily	772	(59)	—	—	713
Residential construction	243	(94)	—	—	149
Commercial construction	181	31	—	—	212
Land and land development	243	56	—	1	300
Commercial business	1,449	28	—	10	1,487
SBA commercial business	1,539	(12)	—	9	1,536
Consumer	1,115	647	(75)	—	1,687
	$17,026	$668	$(602)	$32	$17,124

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of December 31, 2021 and for the three months ended December 31, 2021 and 2020. The Company did not recognize any interest income on impaired loans using the cash receipts method during the three-month periods ended December 31, 2021 and 2020.

				Three Months Ended
	At December 31, 2021			December 31,
				2021	2021	2020	2020
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$2,674	$3,190	$—	$3,444	$16	$5,294	$27
Commercial real estate	994	1,067	—	1,079	7	1,176	6
Single tenant net lease	—	—	—	—	—	—	—
SBA commercial real estate	6,665	7,561	—	8,102	—	2,960	—
Multifamily	384	423	—	428	—	697	—
Residential construction	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	1	—
Commercial business	1,362	1,463	—	1,511	2	1,670	—
SBA commercial business	470	630	—	502	—	416	—
Consumer	92	85	—	87	—	101	1
	$12,641	$14,419	$—	$15,153	$25	$12,315	$34

Loans with an allowance recorded:
Residential real estate	$—	$—	$—	$253	$—	$65	$—
Commercial real estate	—	—	—	—	—	—	—
Single tenant net lease	—	—	—	—	—	—	—
SBA commercial real estate	801	1,062	333	1,025	—	3,788	—
Multifamily	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
SBA commercial business	850	943	448	219	—	433	—
Consumer	140	140	—	138	—	235	—
	$1,791	$2,145	$781	$1,635	$—	$4,521	$—

Total:
Residential real estate	$2,674	$3,190	$—	$3,697	$16	$5,359	$27
Commercial real estate	994	1,067	—	1,079	7	1,176	6
Single tenant net lease	—	—	—	—	—	—	—
SBA commercial real estate	7,466	8,623	333	9,127	—	6,748	—
Multifamily	384	423	—	428	—	697	—
Residential construction	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	1	—
Commercial business	1,362	1,463	—	1,511	2	1,670	—
SBA commercial business	1,320	1,573	448	721	—	849	—
Consumer	232	225	—	225	—	336	1
	$14,432	$16,564	$781	$16,788	$25	$16,836	$34

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2021.

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$3,002	$3,551	$—
Commercial real estate	1,021	1,092	—
Single tenant net lease	—	—	—
SBA commercial real estate	8,184	8,873	—
Multifamily	482	539	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	1,476	1,559	—
SBA commercial business	1,278	1,534	—
Consumer	103	97	—
	$15,546	$17,245	$—

Loans with an allowance recorded:
Residential real estate	$65	$65	$—
Commercial real estate	—	—	—
Single tenant net lease	—	—	—
SBA commercial real estate	969	1,394	114
Multifamily	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	—	—	—
SBA commercial business	18	21	18
Consumer	145	144	1
	$1,197	$1,624	$133

Total:
Residential real estate	$3,067	$3,616	$—
Commercial real estate	1,021	1,092	—
Single tenant net lease	—	—	—
SBA commercial real estate	9,153	10,267	114
Multifamily	482	539	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	1,476	1,559	—
SBA commercial business	1,296	1,555	18
Consumer	248	241	1
	$16,743	$18,869	$133

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2021 and September 30, 2021:

	At December 31, 2021			At September 30, 2021
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)

Residential real estate	$1,520	$—	$1,520	$1,894	$—	$1,894
Commercial real estate	579	—	579	599	—	599
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	7,466	—	7,466	9,153	472	9,625
Multifamily	384	—	384	482	—	482
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—
Commercial business	1,265	—	1,265	1,370	—	1,370
SBA commercial business	1,320	—	1,320	1,296	—	1,296
Consumer	194	—	194	206	—	206

Total	$12,728	$—	$12,728	$15,000	$472	$15,472

The following table presents the aging of the recorded investment in past due loans at December 31, 2021:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$858	$308	$253	$1,419	$262,429	$263,848
Commercial real estate	4	—	579	583	144,128	144,711
Single tenant net lease	—	—	—	—	462,535	462,535
SBA commercial real estate	—	—	3,119	3,119	61,185	64,304
Multifamily	—	—	—	—	38,761	38,761
Residential construction	—	—	—	—	9,932	9,932
Commercial construction	—	—	—	—	3,622	3,622
Land and land development	—	—	—	—	10,303	10,303
Commercial business	—	—	3	3	63,150	63,153
SBA commercial business	273	—	993	1,266	69,198	70,464
Consumer	44	45	54	143	30,166	30,309

Total	$1,179	$353	$5,001	$6,533	$1,155,409	$1,161,942

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of December 31, 2021:

		Special
December 31, 2021:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$262,076	$—	$1,604	$168	$—	$263,848
Commercial real estate	142,270	—	2,441	—	—	144,711
Single tenant net lease	462,535	—	—	—	—	462,535
SBA commercial real estate	50,931	1,154	10,592	1,627	—	64,304
Multifamily	38,377	—	384	—	—	38,761
Residential construction	9,932	—	—	—	—	9,932
Commercial construction	3,622	—	—	—	—	3,622
Land and land development	10,303	—	—	—	—	10,303
Commercial business	61,757	—	1,396	—	—	63,153
SBA commercial business	59,021	7,100	4,323	20	—	70,464
Consumer	30,255	—	54	—	—	30,309

Total	$1,131,079	$8,254	$20,794	$1,815	$—	$1,161,942

The following table presents the recorded investment in loans by risk category as of September 30, 2021:

		Special
September 30, 2021:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$240,078	$—	$2,018	$174	$—	$242,270
Commercial real estate	143,031	4,059	2,865	—	—	149,955
Single tenant net lease	404,938	—	—	—	—	404,938
SBA commercial real estate	45,465	5,343	10,339	3,239	—	64,386
Multifamily	39,871	—	482	—	—	40,353
Residential construction	8,295	—	—	—	—	8,295
Commercial construction	2,695	—	—	—	—	2,695
Land and land development	10,229	—	—	—	—	10,229
Commercial business	58,583	—	1,520	—	—	60,103
SBA commercial business	70,019	6,914	3,808	30	—	80,771
Consumer	30,570	—	70	—	—	30,640

Total	$1,053,774	$16,316	$21,102	$3,443	$—	$1,094,635

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

The following table summarizes the Company’s recorded investment in TDRs at December 31, 2021 and September 30, 2021. There was no specific reserve included in the allowance for loan losses related to TDRs at December 31, 2021 and September 30, 2021.

	Accruing	Nonaccrual	Total

	(In thousands)
December 31, 2021:
Residential real estate	$1,154	$—	$1,154
Commercial real estate	415	456	871
SBA commercial real estate	—	1,626	1,626
Multifamily	—	384	384
Commercial business	97	1,262	1,359
Consumer	38	—	38
Total	$1,704	$3,728	$5,432

September 30, 2021:
Residential real estate	$1,173	$—	$1,173
Commercial real estate	422	465	887
SBA commercial real estate	—	3,240	3,240
Multifamily	—	482	482
Commercial business	106	1,367	1,473
Consumer	42	—	42
Total	$1,743	$5,554	$7,297

There were no TDRs that were restructured during the three-months ended December 31, 2021 and 2020.

At December 31, 2021 and September 30, 2021, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the three-month period ended December 31, 2021.  There were principal charge-offs totaling $398,000 recorded as a result of TDRs during the three-month period ended December 30, 2020. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three -month periods ended December 31, 2021 and 2020, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance indicates that, in consultation with the Financial Accounting Standards Board (“FASB”), the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022 or 60 days after the national emergency concerning COVID-19 terminates. At December 31, 2021, no loans remained under the Company’s payment extension program.

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

The unpaid principal balance of SBA loans serviced for others was $250.5 million, $244.8 million and $208.9 million at December 31, 2021, September 30, 2021 and December 31, 2020, respectively.  Contractually specified late fees and ancillary fees earned on SBA loans were $20,000 and $25,000 for the three-month periods ended December 31, 2021 and 2020, respectively.  Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $627,000 and $468,000 for the three-month periods ended December 31, 2021 and 2020, respectively.  Net servicing income and costs related to SBA loans are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three -month periods ended December 31, 2021 and 2020 is as follows:

	2021	2020
	(In thousands)

Balance, beginning of period	$4,447	$3,748
Servicing rights capitalized	346	327
Amortization	(288)	(202)
Direct write-offs	(35)	(183)
Change in valuation allowance	(41)	32
Balance, end of period	$4,429	$3,722

The valuation allowance related to SBA loan servicing rights at December 31, 2021 and September 30, 2021 was $47,000 and $6,000, respectively.

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

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.  Key assumptions used to estimate the fair value of the MSRs at December 31, 2021 and September 30, 2021 were as follows:

	Range of Assumption	Range of Assumption
	(Weighted Average)	(Weighted Average)
Assumption	December 31, 2021	September 30, 2021
Discount rate	8.50% to 10.00% (8.51%)	8.50% to 10.00% (8.51%)
Prepayment rate	6.02% to 44.91% (8.72%)	6.04% to 43.27% (10.00%)

The unpaid principal balance of residential mortgage loans serviced for others was $4.75 billion and $4.64 billion at December 31, 2021 and September 30, 2021, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $19.2 million and $30.6 million at December 31, 2021 and September 30, 2021, respectively.  Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $2.1 million and $929,000 for the three -month periods ended December 31, 2021 and 2020, respectively. Contractually specified servicing fees are included in mortgage banking income in the consolidated statements of income.

Changes in the carrying value of MSRs accounted for at fair value for the three -month periods ended December 31, 2021 and 2020 were as follows:

	2021	2020

	(In thousands)
Fair value, beginning of period	$49,579	$21,703
Servicing rights capitalized	4,504	12,872
Changes in fair value related to:
Loan repayments	(2,492)	(1,816)
Change in valuation model inputs or assumptions	3,167	(1,249)
Balance, end of period	$54,758	$31,510

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Deposits

Deposits at December 31, 2021 and September 30, 2021 consisted of the following:

	December 31,	September 30,
	2021	2021

	(In thousands)

Noninterest-bearing demand deposits	$287,449	$291,039
NOW accounts	325,676	315,169
Money market accounts	236,999	222,972
Savings accounts	166,102	162,033
Retail time deposits	130,228	136,309
Brokered time deposits	—	70,058
Reciprocal time deposits	120,581	30,000

Total	$1,267,035	$1,227,580

5.	Supplemental Disclosure for Net Income Per Share

Net income per share information is presented below for the three -month periods ended December 31, 2021 and 2020. All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2021	2020

Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$4,305	$9,923

Shares:
Weighted average common shares outstanding, basic	7,116,790	7,101,183

Net income per common share, basic	$0.60	$1.40

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$4,305	$9,923

Shares:
Weighted average common shares outstanding, basic	7,116,790	7,101,183
Add: Dilutive effect of outstanding options	81,177	42,441
Add: Dilutive effect of restricted stock	9,243	10,482
Weighted average common shares outstanding, as adjusted	7,207,210	7,154,106

Net income per common share, diluted	$0.60	$1.39

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

Stock options for 137,250 and 80,139 shares of common stock were excluded from the calculation of diluted net income per common share for the three -month periods ended December 31, 2021 and 2020, respectively, because their effect was antidilutive. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three -month periods ended December 31, 2021 and 2020.

6.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2021	2020

	(In thousands)
Cash payments for:
Interest	$1,866	$2,180
Income taxes (net of refunds received)	(5)	—

Noncash investing and financing activities:

Transfers from loans to other real estate owned	—	370

Noncash exercise of stock options	—	48

Promissory note issued in acquisition of minority interests in Q2	—	1,296

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value or the lower of cost or fair value. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2021 and September 30, 2021.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
December 31, 2021:
Assets Measured – Recurring Basis:
Securities available for sale:
Agency mortgage-backed	$—	$9,129	$—	$9,129
Agency CMO	—	13,372	—	13,372
Privately-issued CMO	—	715	—	715
Privately-issued ABS	—	723	—	723
SBA certificates	—	2,018	—	2,018
Municipal	—	193,167	—	193,167
Total securities available for sale	$—	$219,124	$—	$219,124
Residential mortgage loans held for sale	$—	$120,564	$—	$120,564
Derivative assets (included in other assets)	$—	$421	$1,834	$2,555
Equity securities (included in other assets)	$368	$—	$—	$368
Residential mortgage servicing rights	$—	$—	$54,758	$54,758

Liabilities Measured – Recurring Basis:
Derivative liabilities (included in other liabilities)	$—	$200	$94	$294

Assets Measured – Nonrecurring Basis:
Impaired loans:
Residential real estate	$—	$—	$2,674	$2,674
Commercial real estate	—	—	994	994
SBA commercial real estate	—	—	7,133	7,133
Multifamily	—	—	384	384
Commercial business	—	—	1,362	1,362
SBA commercial business	—	—	872	872
Consumer	—	—	232	232
Total impaired loans	$—	$—	$13,651	$13,651
Single tenant net lease loans held for sale	$—	$—	$15,656	$15,656
SBA loans held for sale	$—	$—	$24,998	$24,998
SBA loan servicing rights	$—	$—	$4,429	$4,429
Other real estate owned, held for sale:
Former bank premises	$—	$—	$1,728	$1,728
Total other real estate owned	$—	$—	$1,728	$1,728

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
September 30, 2021:
Assets Measured – Recurring Basis
Securities available for sale:
U.S. Treasury bills	$—	$250	$—	$250
Agency mortgage-backed	—	8,384	—	8,384
Agency CMO	—	13,530	—	13,530
Privately-issued CMO	—	803	—	803
Privately-issued ABS	—	772	—	772
SBA certificates	—	2,138	—	2,138
Municipal bonds	—	180,804	—	180,804
Total securities available for sale	$—	$206,681	$—	$206,681
Residential mortgage loans held for sale	$—	$167,813	$—	$167,813
Derivative assets (included in other assets)	$—	$1,465	$2,167	$3,632
Equity securities (included in other assets)	$112	$—	$—	$112
Residential mortgage servicing rights	$—	$—	$49,579	$49,579

Liabilities Measured – Recurring Basis
Derivative liabilities (included in other liabilities)	$—	$35	$600	$635

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$—	$—	$3,067	$3,067
Commercial real estate	—	—	1,021	1,021
SBA commercial real estate	—	—	9,039	9,039
Multifamily	—	—	482	482
Commercial business	—	—	1,476	1,476
SBA commercial business	—	—	1,278	1,278
Consumer	—	—	247	247
Total impaired loans	$—	$—	$16,610	$16,610

Single tenant net lease loans held for sale	$—	$—	$23,020	$23,020
SBA loans held for sale	$—	$24,107	$—	$24,107
SBA loan servicing rights	$—	$—	$4,447	$4,447
Other real estate owned, held for sale:
Former bank premises	$—	$—	$1,728	$1,728
Total other real estate owned	$—	$—	$1,728	$1,728

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Other than SBA loans held for sale (see discussion below), there have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three-month period ended December 31, 2021.

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

Residential Mortgage Loans Held for Sale. The Company has elected to record its residential mortgage loans held for sale at fair value in accordance with FASB ASC 825-10. The fair value of residential mortgage loans held for sale is based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and is classified as Level 2 in the fair value hierarchy.

SBA and Single Tenant Net Lease Loans Held for Sale. SBA and single tenant net lease loans held for sale are carried at the lower of cost or market value. At September 30, 2021, the fair value of SBA loans held for sale was obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and was classified as Level 2 in the fair value hierarchy. At December 31, 2021, the fair value of SBA loans held for sale reflects management’s estimate based on the weighted average price of SBA loans sold to investors during the current quarter, and is classified as Level 3 in the fair value hierarchy. The fair value of single tenant net lease loans held for sale is estimated to approximate carrying value and is classified as Level 3 in the fair value hierarchy.

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

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three -month periods ended December 31, 2021 and 2020:

	Three Months Ended
	December 31,
(In thousands)	2021	2020

Beginning balance	$1,567	$14,937
Unrealized gains recognized in earnings, net of settlements	173	(3,522)

Ending balance	$1,740	$11,415

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Gains recognized in earnings for the three-month periods ended December 31, 2021 and 2020 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $1.7 million and $11.4 million, respectively.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of December 31, 2021 and September 30, 2021.

		Range of Inputs	Range of Inputs
	Significant	(Weighted Average)	(Weighted Average)
	Unobservable	December 31,	September 31,
Financial Instrument	Inputs	2021	2021

Interest rate lock commitments	Pull-through rate	53% - 100% (81%)	58% - 100% (83%)
	Direct costs to close	0.27% - 1.80% (0.98%)	0.37% - 1.74% (0.86%)

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

Impaired loans are measured at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At December 31, 2021 and September 30, 2021, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are generally then discounted by management in order to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At December 31, 2021 and September 30, 2021, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts from appraised value ranging from 0.0% to 100.0%, for both periods, and estimated costs to sell the collateral ranging from 0.0% to 6.0% and 0.0% to 26.0%, respectively. During the three -month period ended December 31, 2021, the Company recognized provisions for loan losses on impaired loans of $691,000. The Company recognized no provision for loan losses on impaired loans for the three-month period ended December 31, 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

SBA Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At December 31, 2021, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 6.47% to 21.97% with a weighted average of 11.41% and prepayment speed assumptions ranging from 6.38% to 26.69% with a weighted average rate of 15.82%. At September 30, 2021, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights included discount rates ranging from 4.57% to 22.34% with a weighted average of 9.97% and prepayment speed assumptions ranging from 8.30% to 24.51% with a weighted average rate of 15.98%. Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company recognized impairment charges of $41,000 on SBA loan servicing rights for the three-month period ended December 31, 2021, and reversed impairment charges of $32,000 on SBA loan servicing rights for the three-month period ended December 31, 2020.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At December 31, 2021 and September 30, 2021, the significant unobservable inputs used in the fair value measurement of other real estate owned included a discount from appraised value (including estimated costs to sell the property) of 30.9%. The Company did not recognize any charges to write down other real estate owned to fair value for the three -month periods ended December 31, 2021 and 2020.

There were no transfers into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three -month periods ended December 31, 2021.

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition date of an eligible financial asset or financial liability, and may not be revoked once made.

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of December 31, 2021 and September 30, 2021.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of December 31, 2021 and September 30, 2021.

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	December 31,	December 31,
(In thousands)	2021	2021	Difference

Residential mortgage loans held for sale	$120,564	$117,096	$3,468

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	September 30,	September 30,
(In thousands)	2021	2021	Difference

Residential mortgage loans held for sale	$167,813	$163,158	$4,655

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three -month periods ended December 31, 2021 and 2020:

	Three Months Ended
	December 31,
(In thousands)	2021	2020

Gains – included in mortgage banking income	$1,623	$8,608
Interest income	994	1,833

	$2,617	$10,441

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

		Fair Value Measurements Using:
	Carrying	Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
December 31, 2021:
Financial assets:
Cash and due from banks	$16,543	$16,543	$—	$—
Interest-bearing deposits with banks	24,049	24,049	—	—
Interest-bearing time deposits	1,973	—	1,973	—
Securities available for sale	219,124	—	219,124	—
Securities held to maturity	1,802	—	1,990	—
Residential mortgage loans held for sale	120,564	—	120,564	—
Single tenant net lease loans held for sale	15,656	—	—	15,656
SBA loans held for sale	24,998	—	—	28,223
Loans, net	1,142,655	—	—	1,196,330
FRB and FHLB stock	19,258	N/A	N/A	N/A
Accrued interest receivable	6,837	—	6,837	—
Residential mortgage loan servicing rights	54,758	—	—	54,758
SBA loan servicing rights	4,429	—	—	4,436
Derivative assets (included in other assets)	2,255	—	421	1,834
Equity securities (included in other assets)	368	368	—	—

Financial liabilities:
Deposits	1,267,035	—	—	1,266,985
Borrowings from FHLB	258,377	—	252,354	—
Subordinated note	19,881	—	20,924	—
Accrued interest payable	251	—	251	—
Advance payments by borrowers for taxes and insurance	1,205	—	1,205	—
Derivative liabilities (included in other liabilities)	294	—	200	94

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Fair Value Measurements
	Carrying	Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2021:
Financial assets:
Cash and due from banks	$14,191	$14,191	$—	$—
Interest-bearing deposits with banks	19,237	19,237	—	—
Interest-bearing time deposits	2,222	—	2,222	—
Securities available for sale	206,681	—	206,681	—
Securities held to maturity	1,837	—	2,054	—
Residential mortgage loans held for sale	167,813	—	167,813	—
Single tenant net lease loans held for sale	23,020	—	—	23,020
SBA loans held for sale	24,107	—	27,312	—
Loans, net	1,075,936	—	—	1,124,226
FRB and FHLB stock	19,258	N/A	N/A	N/A
Accrued interest receivable	6,243	—	6,243	—
Residential mortgage loan servicing rights	49,579	—	—	49,579
SBA loan servicing rights	4,447	—	—	4,646
Derivative assets (included in other assets)	3,632	—	1,465	2,167
Equity securities (included in other assets)	112	112	—	—

Financial liabilities:
Deposits	1,227,580	—	—	1,228,147
Borrowings from FHLB	250,000	—	251,877	—
Subordinated note	19,865	—	21,083	—
Accrued interest payable	258	—	258	—
Advance payments by borrowers for taxes and insurance	1,188	—	1,188	—
Derivative liabilities (included in other liabilities)	635	—	35	600

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits, accrued interest receivable and payable, advance payments by borrowers for taxes and insurance, demand deposits and other transaction accounts.  The fair value of loans (excluding loans held for sale), fixed-maturity certificates of deposit, and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument.  It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability.  The methods and assumptions used to estimate the fair value of investment securities, loans held for sale, loan servicing rights, and derivative assets and liabilities are discussed previously in Note 7.  The methods utilized to measure the fair value of financial instruments at December 31, 2021 and September 30, 2021 represent an approximation of exit price, but an actual exit price may differ.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three -month periods ended December 30, 2021 and 2020. The ESOP trust held 335,958 and 335,958 shares of Company common stock at December 31, 2021 and September 30, 2021, respectively.

9.	Stock Based Compensation Plans

The Company maintains three equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan  (“2010 Plan”), approved by the Company’s shareholders in February 2010, the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016, and the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021.  The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock.  The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan may not exceed 356,058 shares, consisting of 267,043 stock options and 89,015 shares of restricted stock. At December 31, 2021, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan. At December 31, 2021, 4,560 shares of the Company’s common stock were available for issuance under the 2016 Plan, of which 1,500 shares were available for restricted stock and 3,060 shares were available for stock options. At December 31, 2021, 173,058 shares of the Company's common stock were available for issuance under the 2021 Plan, of which 43,265 shares were available for restricted stock and 129,793 shares were available for stock options. The Company generally issues new shares under the 2016 and 2021 Plans from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The fair value of options granted during the three-month period ended December 31, 2021 was determined using the following assumptions:

Expected dividend yield	2.32%
Risk-free interest rate	1.55%
Expected volatility	27.0%
Expected life of options	7.1	years
Weighted average fair value at grant date	$7.03

A summary of stock option activity as of December 31, 2021, and changes during the three-month period then ended is presented below.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Dollars in thousands, except per share data)

Outstanding at beginning of period	217,074	$16.58
Granted	137,250	26.72
Exercised	—	—
Forfeited or expired	—	—
Outstanding at end of period	354,324	$20.51	7.5	$2,132
Vested and expected to vest	354,324	$20.51	7.5	$2,132
Exercisable at end of period	168,419	$15.11	5.4	$1,901

There were no stock options exercised during the three-month period ended December 31, 2021. The intrinsic value of stock options exercised during the three-month period ended December 31, 2020 was $29,000. The Company recognized compensation expense related to stock options of $52,000 and $23,000 for the three-month periods ended December 31, 2021 and 2020, respectively. At December 31, 2021, there was $1.0 million of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 4.73 years.  There was no cash received or tax benefit from the exercise of stock options during the three-month periods ended December 31, 2021 and 2020.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three -month periods ended December 31, 2021 and 2020 was $75,000 and $48,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of the Company’s nonvested restricted shares activity as of December 31, 2021 and changes during the three-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2021	17,799	$16.72
Granted	45,750	$26.72
Vested	(12,225)	$14.88
Forfeited	—	$—
Nonvested at December 31, 2021	51,324	$26.07

There were 12,225 restricted shares vested during the three-month period ended December 31, 2021 with a total fair value of $327,000. There were 13,125 restricted shares that vested during the three-month period ended December 31, 2020 with a total fair value of $277,000. At December 31, 2021, there was $1.3 million of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 4.67 years.

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

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement.  Certain of the Company’s derivative instruments are subject to master netting agreements.  However, the Company has not elected to offset such financial instruments in the consolidated balance sheets.  The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers.  At December 31, 2021 and September 30, 2021, the Company had cash collateral posted with certain derivative counterparties of $2.4 million and $2.4 million, respectively, against its derivative obligations.  Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The tables below provide information on the Company’s derivative financial instruments as of December 31, 2021 and September 30, 2021.

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	December 31,	December 31,	December 31,
(In thousands)	2021	2021	2021

Interest rate lock commitments	$292,782	$1,834	$94
Forward mortgage loan sale contracts	220,500	421	200

	$513,282	$2,255	$294

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	September 30,	September 30,	September 30,
(In thousands)	2021	2021	2021

Interest rate lock commitments	$331,178	$2,167	$600
Forward mortgage loan sale contracts	291,750	1,465	35

	$622,928	$3,632	$635

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three-month periods ended December 31, 2021 and 2020 is as follows:

	Three Months Ended
	December 31,
(In thousands)	2021	2020

Interest rate lock commitments	$173	$(3,522)
Forward mortgage loan sale contracts	695	(7,363)

	$868	$(10,885)

11.	Regulatory Capital

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer was 2.50%for 2021 and 2020. The Bank met all capital adequacy requirements to which it was subject as of December 31, 2021 and September 30, 2021.

As of December 31, 2021, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

					Minimum To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2021:

Total capital (to risk-weighted assets):
Consolidated	$195,652	13.84%	$113,093	8.00%	N/A	N/A
Bank	186,930	13.25	112,868	8.00	$141,086	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$160,991	11.39%	$84,820	6.00%	N/A	N/A
Bank	172,150	12.20	84,651	6.00	$112,868	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$160,991	11.39%	$63,615	4.50%	N/A	N/A
Bank	172,150	12.20 	63,489	4.50	$91,706	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$160,991	9.81%	$65,676	4.00%	N/A	N/A
Bank	172,150	10.28	66,982	4.00	$83,728	5.00%

As of September 30, 2021:

Total capital (to risk-weighted assets):
Consolidated	$193,476	14.28%	$108,401	8.00%	N/A	N/A
Bank	183,885	13.60	108,156	8.00	$135,195	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$159,310	11.76%	$81,301	6.00%	N/A	N/A
Bank	169,584	12.54	81,117	6.00	$108,156	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,310	11.76%	$60,976	4.50%	N/A	N/A
Bank	169,584	12.54	60,838	4.50	$87,877	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$159,310	9.73%	$65,480	4.00%	N/A	N/A
Bank	169,584	10.07	67,333	4.00	$84,166	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	Recent Accounting Pronouncements

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

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Three Months Ended December 31, 2021:
Net interest income (loss)	$11,806	$1,875	$533	$(311)	$13,903
Provision (credit) for loan losses	(144)	670	—	—	526
Net interest income (loss) after provision	11,950	1,205	533	(311)	13,377
Net gains on sales of loans, SBA	—	1,636	—	—	1,636
Mortgage banking income	(4)	—	12,748	—	12,744
Noninterest income	1,942	1,901	12,748	—	16,591
Noninterest expense (income)	9,539	2,236	13,134	(57)	24,852
Income (loss) before taxes	4,353	870	147	(254)	5,116
Income tax expense (benefit)	650	265	46	(150)	811
Segment profit (loss)	3,703	605	101	(104)	4,305
Non cash items:
Depreciation and amortization	534	8	48	16	606
Segment assets at December 31, 2021	1,558,826	157,481	185,428	(137,146)	1,764,589

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Three Months Ended December 31, 2020:
Net interest income (loss)	$11,165	$2,147	$731	$(304)	$13,739
Provision (credit) for loan losses	702	(34)	—	—	668
Net interest income (loss) after provision	10,463	2,181	731	(304)	13,071
Net gains on sales of loans, SBA	—	1,267	—	—	1,267
Mortgage banking income	(2)	—	43,231	—	43,229
Noninterest income	1,552	1,385	43,246	—	46,183
Noninterest expense (income)	8,286	2,746	33,544	(174)	44,402
Income (loss) before taxes	3,729	820	10,433	(130)	14,852
Income tax expense (benefit)	689	105	3,852	(119)	4,527
Segment profit (loss)	3,040	715	6,581	(11)	10,325
Non cash items:
Depreciation and amortization	461	11	59	17	548
Segment assets at December 31, 2021	1,485,523	288,824	376,278	(277,714)	1,872,911

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the three-month periods ended December 31, 2021 and 2020:

	Three Months Ended
	December 31,
	2021	2020

Service charges on deposit accounts	$434	$396
ATM and interchange fees	679	632
Investment advisory income	188	134
Other	24	23
Revenue from contracts with customers	1,325	1,185

Gain on sale of SBA loans	1,636	1,267
Mortgage banking income	12,744	43,229
Increase in cash value of life insurance	254	186
Real estate lease income	148	147
Other	484	169
Other noninterest income	15,266	44,998

Total noninterest income	$16,591	$46,183

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

The Company has adopted FASB ASC 842 and all subsequent updates that modified FASB ASC 842. With the adoption of FASB ASC 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a “right of use” (“ROU”) asset and a corresponding lease liability. All of the Company’s leases are classified as operating leases.

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheet and was $4.5 million and $5.8 million at December 31, 2021 and September 30,2021, respectively.  Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received.  The Company recorded a lease liability in other liabilities on the consolidated balance sheet, which had a balance of $4.6 million and $5.9 million at December 31, 2021 and September 30, 2021, respectively.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.  Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more.  The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property.  If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.  The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants. At December 31, 2021, the Company had not entered into any leases that had yet to commence.

Lease expense for the three–month periods ended December 31, 2021 and 2020 was $305,000 and $551,000, respectively. The components of lease expense for the three-month periods ended December 31, 2021 and 2020 were as follows:

	2021	2020

Operating lease cost	$95	$374
Short-term lease cost	210	177
	$305	$551

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Future minimum commitments due under these lease agreements as of December 31, 2021 are as follows, including renewal options that are reasonably certain to be exercised:

2022 (remaining nine months)	$281
2023	333
2024	254
2025	203
2026	203
Thereafter	5,202
Total lease payments	6,476
Less imputed interest	(1,908)
Total	$4,568

The lease term and discount rate at December 31, 2021 and September 30, 2021 were as follows:

	December 31,	September 30,
	2021	2021
Weighted-average remaining lease term (years)	24.6	21.5
Weighted-average discount rate	2.85%	2.53%

Supplemental cash flow information for the three–month periods ended December 31, 2021 and 2020 related to leases was as follows:

	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$107	$390

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$1,843

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

16.Mortgage Banking Income

The components of mortgage banking income for the three-month periods ended December 31, 2021 and 2020 were as follows:

	Three Months Ended
	December 31,
	2021	2020

Origination and sale of mortgage loans (1)	$4,655	$42,708
Mortgage brokerage income	331	15
Net change in fair value of loans held for sale and interest rate lock commitments	(222)	(2,417)
Realized and unrealized hedging gains (losses)	695	(7,363)
Capitalized residential mortgage loan servicing rights	4,504	12,872
Net change in fair value of residential mortgage loan servicing rights	675	(3,065)
Provisions for loan repurchases and indemnifications	(14)	(463)
Net loan servicing income	2,120	942
Total mortgage banking income	$12,744	$43,229
(1)	Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.

17.Loss Contingency

The Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessing customer fees related to items presented on accounts with insufficient funds (NSF items). The Company has reached a verbal settlement with the claimant, and the Company has accrued a loss contingency for this pending settlement at December 31, 2021, the amount of which had an immaterial effect on the consolidated financial statements.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, the scope, duration and severity of the COVID-19 pandemic and its effects on our business and operations, our customers, including their ability to make timely payments on loans, our service providers, and on the economy and financial markets, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2021 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies; Critical Accounting Estimates

During the three-month period ended December 31, 2021, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

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

● We continue to assist customers experiencing COVID-19 related hardships by approving payment extensions or loan forbearance agreements, and waiving or refunding certain fees.  During the initial onset of the COVID-19 pandemic, we proactively contacted all commercial borrowers and offered uniform payment extensions or loan forbearance agreements, while requests from consumer borrowers were reviewed and approved on a case-by-case basis.  Payment extensions or loan forbearance agreements were generally for periods of three months and included deferment of both principal and interest.  Following the expiration of the initial payment extensions or loan forbearance agreements, we entertain requests for extended periods on a case-by-case basis, which will generally include deferment of only the principal portion of payments for a period of up to three months. As of December 31, 2021, no loans remained under the Company’s deferral program.

● Under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020, the SBA made six months of principal and interest payments for loans of existing SBA clients that were in “regular servicing status” (not delinquent) at March 27, 2020 and for loans of new SBA clients originated between March 27, 2020 and September 27, 2020.  The CARES Act provided financial support for many of the Company’s SBA borrowers, which resulted in relatively few of such requiring payment extensions or loan forbearance agreements. The Coronavirus Response and Relief Supplemental Appropriations Act (“CRRSAA”), which was signed into law on December 27, 2020, provided additional SBA-provided loan payments to eligible SBA borrowers beginning in February 2021.

● The Company participated in the first round of the SBA’s Paycheck Protection Program (“PPP”), which was originally authorized by the CARES Act, and the second round of the PPP, which was authorized by the CRRSAA.  At December 31, 2021, the outstanding principal balance of PPP loans was $46.0 million and net deferred loan fees related to PPP loans was approximately $332,000, which will be recognized over the life of the loans and as borrowers are granted forgiveness.

● As a result of the COVID-19 pandemic, the leisure and hospitality industries carry a higher degree of credit risk.  At December 31, 2021, the outstanding principal balance of loans secured by restaurant related collateral was $129.2 million, of which $17.8 million is fully guaranteed by the SBA, including $17.8 million of PPP loans, and $108.2 million is secured by commercial real estate where the collateral property is leased to national-brand, investment-grade tenants.  At December 31, 2021, the outstanding principal balance of loans secured by hotel real estate was $17.1 million, of which $3.6 million is fully guaranteed by the SBA, including $557,000 of PPP loans.  Based on our evaluation of the allowance for loan losses at December 31, 2021, management believes the allowance for loan losses is adequate to cover estimated losses at that date.  However, as the pandemic continues, losses could be recognized beyond those estimates at December 31, 2021.

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

Comparison of Financial Condition at December 31, 2021 and September 30, 2021

Cash and Cash Equivalents. Cash and cash equivalents increased $7.2 million from $33.4 million at September 30, 2021 to $40.6 million at December 31, 2021.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Loans. Net loans receivable increased $66.7 million, from $1.08 billion at September 30, 2021 to $1.14 billion at December 31, 2021, primarily due to continued growth in the single tenant net lease commercial real estate loan portfolio, which increased $57.4 million, partially offset by a $10.6 million decrease in PPP loans during the period.

Loans Held for Sale. Loans held for sale decreased $53.7 million, from $214.9 million at September 30, 2021 to $161.2 million at December 31, 2021, due to decreases in residential mortgage loans held for sale and single tenant net lease loans held for sale of $47.2 million and $7.4 million, respectively, partially offset by an increase in SBA loans held for sale of $891,000.  The decreases in residential mortgage loans held for sale and single tenant net lease loans held for sale were due to loan sales outpacing originations during the period.

Securities Available for Sale. Securities available for sale increased $12.4 million, from $206.7 million at September 30, 2021 to $219.1 million at December 31, 2021, due primarily to purchases of $15.7 million, partially offset by calls and maturities of $2.0 million and principal repayments of $1.4 million.

Securities Held to Maturity. Investment securities held to maturity totaled $1.8 million at both December 31, 2021 and September 30, 2021.

Mortgage Servicing Rights. Residential mortgage loan servicing rights increased $5.2 million, from $49.6 million at September 30, 2021 to $54.8 million at December 31, 2021, primarily due to the continued growth of the sold and serviced portfolio.

Deposits. Total deposits increased $39.5 million, from $1.23 billion at September 30, 2021 to $1.27 billion at December 31, 2021, due to an increase in interest bearing deposit accounts of $43.0 million, partially offset by a $3.6 million decrease in non-interest bearing deposits.

FHLB Borrowings.  Borrowings from the FHLB increased $8.4 million, from $250.0 million at September 30, 2021 to $258.4 million at December 31, 2021.  The increase in borrowings was primarily used to fund loan growth during the period.

Equity. Stockholders’ equity attributable to the Company was $184.2 million at December 31, 2021, an increase of $3.8 million from September 30, 2021 due primarily to a $3.4 million increase in retained earnings.

Results of Operations for the Three Months Ended December 31, 2021 and 2020

Overview. The Company reported net income of $4.3 million, or $0.60 per diluted share, for the three-month period ended December 31, 2021 compared to net income of $9.9 million, or $1.39 per diluted share, for the three-month period ended December 31, 2020.

Net Interest Income. Net interest income increased $164,000, or 1.2%, for the three-month period ended December 31, 2021 as compared to the same period in 2020.  Average interest-earning assets decreased $99.3 million and average interest-bearing liabilities decreased $113.0 million when comparing the two periods.  The tax-equivalent net interest margin was 3.73% for 2021 compared to 3.46% for 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Total interest income decreased $264,000, or 1.6%, when comparing the two periods due primarily to a decrease in the average balance of interest-earning assets of $99.3 million, from $1.63 billion for 2020 to $1.53 billion for 2021, partially offset by an increase in the average tax equivalent yield on interest-earning assets from 4.03% for 2020 to 4.22% for 2021.  The decrease in average interest-earning assets was primarily due to a decrease in the average balance of loans.  The average balance of loans decreased $111.5 million in 2021 compared to 2020, including a decrease of $128.1 million in PPP loans.  The increase in the weighted-average tax-equivalent yield for 2021 was due primarily to an increase in the yield on PPP loans from 2.42% for 2020 to 4.65% for 2021.  The increase in the yield on PPP loans was due to accelerated recognition of deferred PPP loan fees related to forgiveness payoffs during the quarter ended December 31, 2021.

Total interest expense decreased $428,000, or 18.6%, due to a decrease in the average cost of interest-bearing liabilities from 0.70% for 2020 to 0.62% for 2021, and a decrease in the average balance of interest-bearing liabilities of $113.0 million, from $1.31 billion for 2020 to $1.20 billion for 2021.   The decrease in the average cost of interest-bearing liabilities for 2021 was due primarily to decreasing market interest rates on deposits.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended December 31, 2021 and 2020.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Average balances presented are daily averages.  Nonaccrual loans are included in average balances only.  Loan fees are included in interest income on loans and are not material.  Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Three Months Ended December 31,
	2021			2020
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$33,065	$14	0.17%	$34,412	$18	0.21%
Loans, excluding PPP loans	1,221,879	13,424	4.39	1,205,278	13,171	4.37
PPP loans	51,178	595	4.65	179,316	1,085	2.42
Investment securities - taxable	47,717	405	3.40	42,462	471	4.44
Investment securities - nontaxable	153,452	1,509	3.93	146,374	1,508	4.12
FRB and FHLB stock	19,258	149	3.09	17,992	108	2.40
Total interest-earning assets	1,526,549	16,096	4.22	1,625,834	16,361	4.03

Noninterest-earning assets	180,532			151,061
Total assets	$1,707,081			$1,776,895

Liabilities and equity:
NOW accounts	$321,506	$316	0.39%	$246,606	$198	0.32%
Money market deposit accounts	226,084	212	0.38	147,677	173	0.47
Savings accounts	163,928	26	0.06	145,296	22	0.06
Time deposits	201,779	257	0.51	271,437	543	0.80
Total interest-bearing deposits	913,297	811	0.36	811,016	936	0.46

FHLB borrowings	264,617	730	1.10	306,299	861	1.12
Federal Reserve PPPLF borrowings	—	—	0.00	173,701	153	0.35
Subordinated debt	19,870	318	6.40	19,803	337	6.81
Total interest-bearing liabilities	1,197,784	1,859	0.62	1,310,819	2,287	0.70

Noninterest-bearing deposits	290,454			251,925
Other noninterest-bearing liabilities	36,604			51,763
Total liabilities	1,524,842			1,614,507

Total stockholders’ equity	182,239			161,903
Noncontrolling interest in subsidiary	—			485
Total equity	182,239			162,388

Total liabilities and equity	$1,707,081			$1,776,895
Net interest income (taxable equivalent basis)		14,237			14,074
Less: taxable equivalent adjustment		(334)			(335)
Net interest income		$13,903			$13,739
Interest rate spread (taxable equivalent basis)			3.60%			3.33%
Net interest margin (taxable equivalent basis)			3.73%			3.46%
Net interest margin, excluding PPP and PPPLF (taxable equivalent basis)			3.70%			3.63%
Average interest-earning assets to average interest-bearing liabilities			127.45%			124.03%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended December 31, 2021 and 2020.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended December 31, 2021
	Compared to
	Three Months Ended December 31, 2020
	Increase (Decrease)
	Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$(3)	$(1)	$(4)
Loans, excluding PPP loans	71	182	253
PPP loans	642	(1,132)	(490)
Investment securities - taxable	(117)	51	(66)
Investment securities - nontaxable	(70)	71	1
FRB and FHLB stock	32	9	41
Total interest-earning assets	555	(820)	(265)

Interest expense:
Deposits	(230)	105	(125)
Borrowings from FHLB	(15)	(116)	(131)
Federal Reserve PPPLF borrowings	—	(153)	(153)
Subordinated debt	(20)	1	(19)
Total interest-bearing liabilities	(265)	(163)	(428)

Net increase in net interest income (taxable equivalent basis)	$820	$(657)	$163

Provision for Loan Losses. The Company recognized provision for loan losses of $526,000 for the three-month period ended December 31, 2021 compared to a provision of $668,000 for the same period in 2020. The provision for 2021 was primarily due to loan growth, particularly in the 1-4 family residential and single tenant net lease loan segments, and specific reserves established for certain SBA loans.  These were partially offset by a reduction in COVID-19 qualitative factors within the allowance for loan losses calculation.

The Company recognized net charge-offs of $47,000 for the three-month period ended December 31, 2021 compared to net charge-offs of $570,000 for the same period in 2020.

Noninterest Income. Noninterest income decreased $29.6 million for the three-month period ended December 31, 2021 as compared to the same period in 2020.  The decrease was due primarily to a decrease in mortgage banking income of $30.5 million.  The decrease in mortgage banking income was primarily due to a $38.1 million decrease in production revenue from lower originations for sale, a decrease in the gain on sale margin, from 3.50% in 2020 to 2.08% in 2021, and an $8.4 million decrease in capitalized residential mortgage loan servicing rights. These decreases were partially offset by a net $675,000 increase in the fair value of the residential mortgage loan servicing rights portfolio in 2021 as compared to a $3.1 million net decrease recognized in 2020, as well as net hedging gains of $695,000 for 2021 compared to net hedging losses of $7.4 million for 2020. Mortgage loans originated for sale were $541.1 million in the three months ended December 31, 2021 as compared to $1.43 billion in the same period in 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Expense.  Noninterest expense decreased $19.6 million for the three-month period ended December 31, 2021 as compared to the same period in 2020.  The decrease was due primarily to decreases in compensation and benefits and advertising expense of $16.6 million and $1.5 million, respectively.  The decrease in compensation and benefits expense is due primarily to a reduction in incentive compensation for the Company’s mortgage banking segment as a result of decreased mortgage banking income.  The decrease in advertising expense was related to the reduced loan origination volume of the mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $811,000 for the three-month period ended December 31, 2021 as compared to income tax expense of $4.5 million for the same period in 2020.  The decrease was primarily the result of lower pretax income in 2021.  The effective tax rate for 2021 was 15.9% as compared to 30.5% for 2020.  The lower effective tax rate for 2021 was primarily due to lower nondeductible executive compensation expense in 2021 as compared to 2020.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At December 31, 2021, the Bank had cash and cash equivalents of $40.6 million and securities available-for-sale with a fair value of $219.1 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank and the Captive.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At December 31, 2021, the Company (unconsolidated basis) had liquid assets of $4.8 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  As of December 31, 2021, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with  Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 10.28%, 12.20%, 12.20% and 13.25%, respectively.  The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines.  At December 31, 2021, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company's financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit.  A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

For the three-month period ended December 31, 2021, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

	At December 31, 2021		At September 30, 2021
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(5,151)	(10.01)%	$(3,593)	(7.65)%
200bp	(2,739)	(5.32)	(1,508)	(3.21)
100bp	(427)	(0.83)	387	0.82
(100)bp	(1,411)	(2.74)	(1,635)	(3.48)
(200)bp	(2,175)	(4.23)	(2,370)	(5.05)

At December 31, 2021, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $427,000, or 0.83%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 5.32% and 10.01%, respectively.  An immediate and sustained decrease in rates of 1.00% will decrease our net interest income by $1.4 million, or 2.74%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to decrease by 4.23%. All estimated changes presented in the above table are within the policy guidelines approved by the Company’s Board of Directors.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2021 (the “Evaluation Date”), the Company performed an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition or results of operations. As previously discussed in Note 17 of the Consolidated Financial Statements, the Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessment of customer fees related to items presented on accounts with insufficient funds (NSF items).

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K. However, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended December 31, 2021:

				(d)
			(c)	Maximum number
			Total number of shares	(or appropriate dollar value)
	(a)	(b)	(or units) purchased as	of shares (or units)
	Total number of	Average price	part of publicly	that may yet be
	shares (or units)	paid per share	announced plans or	purchased under
Period	purchased	(or unit)	programs (1)	the plans or programs
October 1, 2021 through October 31, 2021	—	$—	—	356,220
November 1, 2021 through November 30, 2021	1,812	$26.72	1,812	354,408
December 1, 2021 through December 31, 2021	—	$—	—	354,408
Total	—	$—	—	354,408
(1)

On August 16, 2021, the Company announced that its Board of Directors authorized a stock repurchase program to acquire up to 356,220 shares, or 5.0% of the Company’s outstanding common stock.  This replaces the previously existing stock repurchase program announced by the Company on November 16, 2012, which had 346,776 (split-adjusted) remaining for repurchase.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated February 9, 2022	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated February 9, 2022	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer