Form 10-Q
period 2022-03-31
First Savings Financial Group, Inc.
filed 2022-05-10
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of May 3, 2022 was 7,169,826.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
(In thousands, except share and per share data)	2022	2021

ASSETS
Cash and due from banks	$13,365	$14,191
Interest-bearing deposits with banks	17,740	19,237
Total cash and cash equivalents	31,105	33,428

Interest-bearing time deposits	1,770	2,222
Securities available for sale, at fair value	282,990	206,681
Securities held to maturity	1,684	1,837

Loans held for sale, residential mortgage, at fair value	98,640	167,813
Loans held for sale, single tenant net lease	38,225	23,020
Loans held for sale, Small Business Administration	15,787	24,107
Loans, net of allowance for loan losses of $14,475 at March 31, 2022 and $14,301 at September 30, 2021	1,126,818	1,075,936
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	18,667	19,258
Premises and equipment	26,816	27,669
Other real estate owned, held for sale	1,728	1,728
Accrued interest receivable:
Loans	4,188	4,398
Securities	2,085	1,845
Cash surrender value of life insurance	44,658	44,152
Goodwill	9,848	9,848
Core deposit intangibles	882	988
Residential mortgage loan servicing rights, at fair value	63,660	49,579
Nonresidential mortgage loan servicing rights	160	—
SBA loan servicing rights	4,447	4,447
Other assets	27,786	22,438

Total Assets	$1,801,944	$1,721,394

LIABILITIES
Deposits:
Noninterest-bearing	$311,738	$291,039
Interest-bearing	909,451	936,541
Total deposits	1,221,189	1,227,580

Federal Home Loan Bank borrowings	296,592	250,000
Other borrowings	50,184	19,865
Accrued interest payable	282	258
Advance payments by borrowers for taxes and insurance	1,392	2,076
Accrued expenses and other liabilities	52,352	41,238
Total Liabilities	1,621,991	1,541,017

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 7,754,316 shares (7,708,566 at September 30, 2021); outstanding 7,169,826 shares (7,125,888 shares at September 30, 2021)	78	78
Additional paid-in capital	27,076	25,721
Retained earnings - substantially restricted	159,732	150,185
Accumulated other comprehensive income (loss)	(1,336)	8,900
Unearned stock compensation	(1,180)	(138)
Less treasury stock, at cost - 584,490 shares (582,678 shares at September 30, 2021)	(4,417)	(4,369)
Total Stockholders' Equity	179,953	180,377

Total Liabilities and Stockholders' Equity	$1,801,944	$1,721,394

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except share and per share data)	2022	2021	2022	2021

INTEREST INCOME
Loans, including fees	$13,981	$15,047	$27,983	$29,285
Securities:
Taxable	420	432	825	903
Tax-exempt	1,241	1,176	2,433	2,367
Dividend income	146	167	295	275
Interest-bearing deposits with banks	13	18	27	36
Total interest income	15,801	16,840	31,563	32,866

INTEREST EXPENSE
Deposits	738	771	1,549	1,707
Federal Home Loan Bank borrowings	681	833	1,411	1,694
Federal Reserve PPPLF borrowings	—	137	—	290
Other borrowings	369	319	687	656
Total interest expense	1,788	2,060	3,647	4,347

Net interest income	14,013	14,780	27,916	28,519
Provision (credit) for loan losses	(30)	287	496	955

Net interest income after provision (credit) for loan losses	14,043	14,493	27,420	27,564

NONINTEREST INCOME
Service charges on deposit accounts	433	328	867	724
ATM and interchange fees	594	513	1,273	1,145
Net unrealized gain (loss) on equity securities	(16)	27	—	38
Net gain on sales of loans, Small Business Administration	1,327	3,239	2,963	4,506
Net gain on sales of loans, single tenant net lease	557	—	719	—
Mortgage banking income	16,254	31,469	28,998	74,698
Increase in cash surrender value of life insurance	251	174	505	360
Commission income	157	365	345	499
Real estate lease income	148	149	296	296
Net gain on premises and equipment	—	71	—	71
Income from tax credit investment	—	—	10	—
Other income	367	2,638	687	2,819
Total noninterest income	20,072	38,973	36,663	85,156

NONINTEREST EXPENSE
Compensation and benefits	17,476	29,481	34,767	63,343
Occupancy and equipment	2,079	2,514	4,192	5,099
Data processing	645	549	1,278	1,338
Advertising	1,002	2,052	1,794	4,363
Professional fees	1,374	1,595	2,563	2,869
FDIC insurance premiums	110	94	225	234
Net loss on other real estate owned	—	1	—	4
Other operating expenses	2,775	2,998	5,494	6,436
Total noninterest expense	25,461	39,284	50,313	83,686
Income before income taxes	8,654	14,182	13,770	29,034
Income tax expense	1,619	3,695	2,430	8,222
Net Income	7,035	10,487	11,340	20,812
Less: net income attributable to noncontrolling interests	—	—	—	402
Net Income Attributable to First Savings Financial Group, Inc.	$7,035	$10,487	$11,340	$20,410

Net income per share:
Basic	$0.99	$1.48	$1.60	$2.87
Diluted	$0.98	$1.46	$1.58	$2.85

Weighted average shares outstanding:
Basic	7,076,355	7,108,926	7,086,739	7,105,014
Diluted	7,156,229	7,164,189	7,173,710	7,159,125

Dividends per share	$0.13	$0.06	$0.25	$0.12
*	All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2022	2021	2022	2021

Net Income	$7,035	$10,487	$11,340	$20,812

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period	(13,361)	(3,427)	(12,957)	(2,565)
Income tax benefit	2,806	720	2,721	538
Net of tax amount	(10,555)	(2,707)	(10,236)	(2,027)

Other Comprehensive Loss	(10,555)	(2,707)	(10,236)	(2,027)

Comprehensive Income (Loss)	(3,520)	7,780	1,104	18,785
Less: comprehensive income attributable to noncontrolling interests	—	—	—	402

Comprehensive Income (Loss) Attributable to First Savings Financial Group, Inc.	$(3,520)	$7,780	$1,104	$18,383

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income (Loss)	Compensation	Stock	Subsidiary	Total

Three Months Ended March 31, 2021:
Balances at January 1, 2021	$26	$25,737	$132,680	$11,889	$(292)	$(4,295)	$—	$165,745

Net income	—	—	10,487	—	—	—	—	10,487

Acquisition of minority interests in Q2	—	(131)	—	—	—	—	—	(131)

Other comprehensive loss	—	—	—	(2,707)	—	—	—	(2,707)

Common stock dividends - $0.06 per share	—	—	(429)	—	—	—	—	(429)

Stock compensation expense	—	24	—	—	47	—	—	71

Stock option exercises - 300 shares	—	52	—	—	—	—	—	52

Purchase of 2,235 treasury shares	—	—	—	—	—	(48)	—	(48)

Balances at March 31, 2021	$26	$25,682	$142,738	$9,182	$(245)	$(4,343)	$—	$173,040

Three Months Ended March 31, 2022:
Balances at January 1, 2022	$78	$26,995	$153,630	$9,219	$(1,285)	$(4,417)	$—	$184,220

Net income	—	—	7,035	—	—	—	—	7,035

Other comprehensive loss	—	—	—	(10,555)	—	—	—	(10,555)

Common stock dividends - $0.13 per share	—	—	(933)	—	—	—	—	(933)

Stock compensation expense	—	81	—	—	105	—	—	186

Balances at March 31, 2022	$78	$27,076	$159,732	$(1,336)	$(1,180)	$(4,417)	$—	$179,953

Six Months Ended March 31, 2021:
Balances at October 1, 2020	$26	$27,480	$123,158	$11,209	$(348)	$(4,253)	$293	$157,565

Net income	—	—	20,410	—	—	—	402	20,812

Acquisition of minority interests in Q2	—	(1,888)	—	—	—	—	(695)	(2,583)

Other comprehensive loss	—	—	—	(2,027)	—	—	—	(2,027)

Common stock dividends - $0.12 per share	—	—	(830)	—	—	—	—	(830)

Restricted stock forfeitures - 600 shares	—	(8)	—	—	8	—	—	—

Stock compensation expense	—	46	—	—	95	—	—	141

Stock option exercises - 3,900 shares	—	52	—	—	—	—	—	52

Purchase of 4,191 treasury shares	—	—	—	—	—	(90)	—	(90)

Balances at March 31, 2021	$26	$25,682	$142,738	$9,182	$(245)	$(4,343)	$—	$173,040

Six Months Ended March 31, 2022:
Balances at October 1, 2021	$78	$25,721	$150,185	$8,900	$(138)	$(4,369)	$—	$180,377

Net income	—	—	11,340	—	—	—	—	11,340

Other comprehensive loss	—	—	—	(10,236)	—	—	—	(10,236)

Common stock dividends - $0.25 per share	—	—	(1,793)	—	—	—	—	(1,793)

Restricted stock grants - 45,750 shares	—	1,222	—	—	(1,222)	—	—	—

Stock compensation expense	—	133	—	—	180	—	—	313

Purchase of 1,812 treasury shares	—	—	—	—	—	(48)	—	(48)

Balances at March 31, 2022	$78	$27,076	$159,732	$(1,336)	$(1,180)	$(4,417)	$—	$179,953
*	All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,340	$20,812
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	496	955
Depreciation and amortization	1,236	1,132
Amortization of premiums and accretion of discounts on securities, net	470	360
Amortization and accretion of fair value adjustments on loans, net	(791)	(730)
Loans originated for sale	(1,079,928)	(2,812,924)
Proceeds on sales of loans	1,139,507	2,931,516
Net realized and unrealized (gain) loss on loans held for sale	2,955	(39,282)
Capitalization of loan servicing rights	(8,670)	(28,555)
Net change in value of loan servicing rights	(5,571)	4,639
Net realized and unrealized gain on other real estate owned	—	(6)
Increase in cash surrender value of life insurance	(505)	(360)
Net gain on equity securities	—	(38)
Net gain on sale of premises and equipment	—	(71)
Income from tax credit investment	(10)	—
Deferred income taxes	3,497	5,499
Stock compensation expense	313	141
Increase in accrued interest receivable	(30)	(415)
Increase in accrued interest payable	24	183
Change in other assets and liabilities, net	5,946	(10,242)
Net Cash Provided by Operating Activities	70,279	72,614

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	—	(252)
Proceeds from sales and maturities of interest-bearing time deposits	445	735
Purchase of securities available for sale	(100,138)	(17,766)
Proceeds from maturities of securities available for sale	7,505	9,368
Proceeds from maturities of securities held to maturity	142	135
Principal collected on securities	2,915	2,073
Net increase in loans	(51,262)	(40,041)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	592	53
Purchase of Federal Home Loan Bank stock	—	(2,018)
Investment in cash surrender value of life insurance	—	(42)
Proceeds from life insurance	575	—
Proceeds from sale of other real estate owned	—	61
Purchase of premises and equipment	(215)	(2,507)
Proceeds from sales of premises and equipment	—	404
Investment in partnership interests	(240)	—
Acquisition of minority interests in Q2	—	(3,172)
Net Cash Used In Investing Activities	(139,681)	(52,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(6,391)	47,420
Net increase (decrease) in Federal Home Loan Bank line of credit	6,592	(11,620)
Proceeds from Federal Home Loan Bank advances	160,000	340,000
Repayment of Federal Home Loan Bank advances	(120,000)	(350,000)
Net proceeds from subordinated debt	30,258	—
Net decrease in Federal Reserve PPPLF borrowings	—	(46,340)
Net decrease in advance payments by borrowers for taxes and insurance	(684)	(1,127)
Proceeds from exercise of stock options	—	4
Taxes paid on stock award shares for employees	(48)	(41)
Dividends paid on common stock	(2,648)	(830)
Net Cash Provided By (Used In) Financing Activities	67,079	(22,534)

Net Decrease in Cash and Cash Equivalents	(2,323)	(2,889)

Cash and cash equivalents at beginning of period	33,428	33,726

Cash and Cash Equivalents at End of Period	$31,105	$30,837

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2022, the results of operations for the three- and six-month periods ended March 31, 2022 and 2021, and the cash flows for the six-month periods ended March 31, 2022 and 2021. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Investment securities have been classified according to management’s intent.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
March 31, 2022:
Securities available for sale:

U.S. Treasury bills and notes	$30,740	$165	$168	$30,737
Agency mortgage-backed	27,854	186	416	27,624
Agency CMO	12,272	5	308	11,969
Privately-issued CMO	677	17	8	686
Privately-issued ABS	639	31	4	666
SBA certificates	1,988	3	17	1,974
Municipal bonds	210,511	3,699	4,876	209,334

Total securities available for sale	$284,681	$4,106	$5,797	$282,990

Securities held to maturity:

Agency mortgage-backed	$53	$2	$—	$55
Municipal bonds	1,631	93	—	1,724

Total securities held to maturity	$1,684	$95	$—	$1,779

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
September 30, 2021:
Securities available for sale:

U.S. Treasury bills	$250	$—	$—	$250
Agency mortgage-backed	8,143	293	52	8,384
Agency CMO	13,315	235	20	13,530
Privately-issued CMO	729	81	7	803
Privately-issued ABS	721	51	—	772
SBA certificates	2,157	2	21	2,138
Municipal bonds	170,102	11,055	353	180,804

Total securities available for sale	$195,417	$11,717	$453	$206,681

Securities held to maturity:

Agency mortgage-backed	$64	$5	$—	$69
Municipal bonds	1,773	212	—	1,985

Total securities held to maturity	$1,837	$217	$—	$2,054

The amortized cost and fair value of investment securities as of March 31, 2022 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$7,961	$8,024	$242	$254
Due after one year through five years	27,237	27,648	852	896
Due after five years through ten years	64,795	65,386	537	574
Due after ten years	141,258	139,013	—	—
CMO	12,949	12,655	—	—
ABS	639	666	—	—
SBA certificates	1,988	1,974	—	—
Mortgage-backed securities	27,854	27,624	53	55

	$284,681	$282,990	$1,684	$1,779

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at March 31, 2022 and September 30, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses

	(Dollars in thousands)
March 31, 2022:
Securities available for sale:
Continuous loss position less than twelve months:
U.S. Treasury bills and notes	7	$11,527	$168
Agency mortgage-backed	5	11,934	139
Agency CMO	10	9,492	194
Municipal bonds	82	60,777	4,703

Total less than twelve months	104	93,730	5,204

Continuous loss position more than twelve months:
Agency mortgage-backed	1	2,667	277
Agency CMO	2	1,343	114
Privately-issued CMO	1	22	8
Privately-issued ABS	1	330	4
SBA certificates	2	1,936	17
Municipal bonds	1	1,827	173

Total more than twelve months	8	8,125	593

Total securities available for sale	112	$101,855	$5,797

September 30, 2021:
Securities available for sale:

Continuous loss position less than twelve months:
Agency mortgage-backed securities	1	$3,056	$52
Agency CMO	2	1,466	20
SBA certificates	1	2,013	20
Municipal bonds	18	13,904	254

Total less than twelve months	22	20,439	346

Continuous loss position more than twelve months:
Privately-issued CMO	1	23	7
SBA certificates	1	88	1
Municipal bonds	1	1,902	99

Total more than twelve months	3	2,013	107

Total securities available for sale	25	$22,452	$453

At March 31, 2022 and September 30, 2021, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at March 31, 2022, which consisted of U.S. Treasury bills and notes, agency mortgage-backed securities, agency CMOs, privately-issued CMOs, privately-issued ABS, municipal bonds and SBA certificates, had a fair value as a percentage of amortized cost of 94.61%. The municipal securities are issued by municipal governments, and are generally secured by municipal project revenues or general obligations of the municipality.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At March 31, 2022, the Company held nine privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $450,000 and fair value of $449,000 that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various rating agencies.

At March 31, 2022, one privately-issued CMO security and one privately-issued ABS were in a loss position, and had depreciated approximately 3.08% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $352,000 and a total unrealized loss of $12,000 at March 31, 2022. Based on the independent third party analysis of the expected cash flows, management determined that no other-than-temporary impairment was required to be recognized on the privately issued CMO and ABS portfolios at March 31, 2022. While the Company does not anticipate additional credit-related impairment losses at March 31, 2022, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related impairment charge in the future.

The unrealized losses on U.S. Treasury bills and notes, agency mortgage-backed securities, agency CMOs, SBA certificates and municipal bonds relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the three and six-month periods ended March 31, 2022 and 2021, the Company did not realize any gross gains or losses on sales of available for sale securities.

Certain available for sale debt securities were pledged to secure FHLB borrowings at March 31, 2022 and September 30, 2021, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at March 31, 2022 and September 30, 2021 consisted of the following:

	March 31,	September 30,
	2022	2021

	(In thousands)
Real estate mortgage:
1-4 family residential	$288,118	$241,425
Commercial	153,814	149,600
Single tenant net lease	436,530	403,692
SBA	61,826	62,805
Multifamily residential	35,339	40,324
Residential construction	11,359	8,330
Commercial construction	3,369	2,717
Land and land development	12,144	10,217
Commercial business	71,108	59,883
SBA commercial business (1)	35,276	80,400
Consumer	31,566	30,563
Total loans	1,140,449	1,089,956

Deferred loan origination fees and costs, net (2)	844	281
Allowance for loan losses	(14,475)	(14,301)

Loans, net	$1,126,818	$1,075,936
(1)	Includes $13.4 million and $56.7 million of loans originated under the SBA’s Paycheck Protection Program (“PPP”) at March 31, 2022 and September 30, 2021, respectively.
(2)	Includes $158,000 and $757,000 of net deferred loan fees related to PPP loans as of March 31, 2022 and September 30, 2021, respectively.

During the six-month period ended March 31, 2022, there were no significant changes in the Company’s lending activities or the methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

At March 31, 2022 and September 30, 2021, the Company did not own any residential real estate properties where physical possession has been obtained. At March 31, 2022 and September 30, 2021, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $67,000 and $124,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of March 31, 2022:

	Principal	Accrued	Net Deferred	Recorded
	Loan	Interest	Loan Origination	Investment
Recorded Investment in Loans:	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)
Residential real estate	$288,118	$972	$51	$289,141
Commercial real estate	153,814	438	(245)	154,007
Single tenant net lease	436,530	1,523	(65)	437,988
SBA commercial real estate	61,826	429	1,069	63,324
Multifamily	35,339	65	(41)	35,363
Residential construction	11,359	21	(51)	11,329
Commercial construction	3,369	9	(30)	3,348
Land and land development	12,144	26	(16)	12,154
Commercial business	71,108	227	49	71,384
SBA commercial business	35,276	345	140	35,761
Consumer	31,566	133	(17)	31,682
	$1,140,449	$4,188	$844	$1,145,481

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
Recorded Investment in Loans as Evaluated for Impairment:	Impairment	Impairment	Loans

	(In thousands)
Residential real estate	$2,553	$286,588	$289,141
Commercial real estate	966	153,041	154,007
Single tenant net lease	—	437,988	437,988
SBA commercial real estate	6,855	56,469	63,324
Multifamily	372	34,991	35,363
Residential construction	—	11,329	11,329
Commercial construction	—	3,348	3,348
Land and land development	—	12,154	12,154
Commercial business	1,142	70,242	71,384
SBA commercial business	924	34,837	35,761
Consumer	261	31,421	31,682
	$13,073	$1,132,408	$1,145,481

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2022 and September 30, 2021:

	Individually	Collectively
	Evaluated for	Evaluated for	Ending
	Impairment	Impairment	Balance

	(In thousands)
March 31, 2022:
Residential real estate	$33	$1,312	$1,345
Commercial real estate	—	2,451	2,451
Single tenant net lease	—	2,619	2,619
SBA commercial real estate	201	3,432	3,633
Multifamily	—	353	353
Residential construction	—	233	233
Commercial construction	—	67	67
Land and land development	—	243	243
Commercial business	—	1,303	1,303
SBA commercial business	441	1,334	1,775
Consumer	—	453	453

	$675	$13,800	$14,475

September 30, 2021:
Residential real estate	$—	$1,438	$1,438
Commercial real estate	—	2,806	2,806
Single tenant net lease	—	2,422	2,422
SBA commercial real estate	114	3,361	3,475
Multifamily	—	518	518
Residential construction	—	191	191
Commercial construction	—	63	63
Land and land development	—	235	235
Commercial business	—	1,284	1,284
SBA commercial business	18	1,328	1,346
Consumer	1	522	523

	$133	$14,168	$14,301

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022 and 2021:

	Beginning Balance	Provisions (Credits)	Charge-Offs	Recoveries	Ending Balance

	(In thousands)
March 31, 2022:
Residential real estate	$1,336	$6	$—	$3	$1,345
Commercial real estate	2,511	(60)	—	—	2,451
Single tenant net lease	2,767	(148)	—	—	2,619
SBA commercial real estate	3,722	(70)	(19)	—	3,633
Multifamily	441	(88)	—	—	353
Residential construction	209	24	—	—	233
Commercial construction	80	(13)	—	—	67
Land and land development	221	22	—	—	243
Commercial business	1,240	4	—	59	1,303
SBA commercial business	1,769	281	(284)	9	1,775
Consumer	484	12	(52)	9	453
	$14,780	$(30)	$(355)	$80	$14,475

March 31, 2021:
Residential real estate	$1,176	$442	$—	$4	$1,622
Commercial real estate	3,007	53	—	—	3,060
Single tenant net lease	3,233	116	—	—	3,349
SBA commercial real estate	3,624	178	—	—	3,802
Multifamily	713	97	—	—	810
Residential construction	149	(13)	—	—	136
Commercial construction	212	27	—	—	239
Land and land development	300	(17)	—	—	283
Commercial business	1,487	45	—	4	1,536
SBA commercial business	1,536	3	—	10	1,549
Consumer	1,687	(644)	(22)	12	1,033
	$17,124	$287	$(22)	$30	$17,419

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended March 31, 2022 and 2021:

	Beginning	Provisions			Ending
	Balance	(Credits)	Charge-Offs	Recoveries	Balance

	(In thousands)
March 31, 2022:
Residential real estate	$1,438	$(76)	$(23)	$6	$1,345
Commercial real estate	2,806	(355)	—	—	2,451
Single tenant net lease	2,422	197	—	—	2,619
SBA commercial real estate	3,475	197	(39)	—	3,633
Multifamily	518	(165)	—	—	353
Residential construction	191	42	—	—	233
Commercial construction	63	4	—	—	67
Land and land development	235	8	—	—	243
Commercial business	1,284	(40)	—	59	1,303
SBA commercial business	1,346	682	(284)	31	1,775
Consumer	523	2	(90)	18	453
	$14,301	$496	$(436)	$114	$14,475

March 31, 2021:
Residential real estate	$1,255	$363	$(5)	$9	$1,622
Commercial real estate	3,058	2	—	—	3,060
Single tenant net lease	3,017	332	—	—	3,349
SBA commercial real estate	4,154	163	(522)	7	3,802
Multifamily	772	38	—	—	810
Residential construction	243	(107)	—	—	136
Commercial construction	181	58	—	—	239
Land and land development	243	40	—	—	283
Commercial business	1,449	82	—	5	1,536
SBA commercial business	1,539	(10)	—	20	1,549
Consumer	1,115	(6)	(97)	21	1,033
	$17,026	$955	$(624)	$62	$17,419

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of March 31, 2022 and for the three and six-months ended March 31, 2022 and 2021. The Company did not recognize any interest income on impaired loans using the cash receipts method during the three and six-month periods ended March 31, 2022 and 2021.

	At March 31, 2022			Three Months Ended March 31,				Six Months Ended March 31,
				2022	2022	2021	2021	2022	2022	2021	2021
		Unpaid		Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$2,297	$2,723	$—	$3,467	$29	$4,503	$11	$3,412	$29	$4,899	$38
Commercial real estate	966	1,035	—	1,051	14	1,161	9	1,065	14	1,169	15
Single tenant net lease	—	—	—	—	—	—	—	—	—	—	—
SBA commercial real estate	6,445	7,434	—	7,244	—	2,755	—	7,798	—	2,229	—
Multifamily	372	415	—	419	2	693	—	423	2	696	—
Residential construction	—	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	1	—	—	—	1	—
Commercial business	1,142	1,243	—	1,353	8	1,712	1	1,422	8	1,700	1
SBA commercial business	339	835	—	476	—	416	—	484	—	416	—
Consumer	122	115	—	100	1	97	—	97	1	86	1
	$11,683	$13,800	$—	$14,110	$54	$11,338	$21	$14,701	$54	$11,196	$55

Loans with an allowance recorded:
Residential real estate	$255	$255	$33	$380	$—	$88	$—	$254	$—	$117	$—
Commercial real estate	—	—	—	—	—	—	—	—	—	—	—
Single tenant net lease	—	—	—	—	—	—	—	—	—	—	—
SBA commercial real estate	410	512	201	797	—	3,548	—	854	—	4,394	—
Multifamily	—	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	2	—	—	—	2	—
SBA commercial business	586	536	441	477	—	410	—	325	—	406	—
Consumer	139	139	—	139	—	220	—	138	—	193	—
	$1,390	$1,442	$675	$1,793	$—	$4,268	$—	$1,571	$—	$5,112	$—

Total:
Residential real estate	$2,552	$2,978	$33	$3,847	$29	$4,591	$11	$3,666	$29	$5,016	$38
Commercial real estate	966	1,035	—	1,051	14	1,161	9	1,065	14	1,169	15
Single tenant net lease	—	—	—	—	—	—	—	—	—	—	—
SBA commercial real estate	6,855	7,946	201	8,041	—	6,303	—	8,652	—	6,623	—
Multifamily	372	415	—	419	2	693	—	423	2	696	—
Residential construction	—	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	1	—	—	—	1	—
Commercial business	1,142	1,243	—	1,353	8	1,714	1	1,422	8	1,702	1
SBA commercial business	925	1,371	441	953	—	826	—	809	—	822	—
Consumer	261	254	—	239	1	317	—	235	1	279	1
	$13,073	$15,242	$675	$15,903	$54	$15,606	$21	$16,272	$54	$16,308	$55

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2022 and September 30, 2021:

	At March 31, 2022			At September 30, 2021
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)

Residential real estate	$1,488	$—	$1,488	$1,894	$—	$1,894
Commercial real estate	559	—	559	599	—	599
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	6,855	—	6,855	9,153	472	9,625
Multifamily	—	—	—	482	—	482
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—
Commercial business	2	—	2	1,370	—	1,370
SBA commercial business	925	—	925	1,296	—	1,296
Consumer	227	—	227	206	—	206

Total	$10,056	$—	$10,056	$15,000	$472	$15,472

The following table presents the aging of the recorded investment in past due loans at March 31, 2022:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$715	$—	$473	$1,188	$287,953	$289,141
Commercial real estate	—	2	560	562	153,445	154,007
Single tenant net lease	—	—	—	—	437,988	437,988
SBA commercial real estate	—	—	2,928	2,928	60,396	63,324
Multifamily	—	—	—	—	35,363	35,363
Residential construction	—	—	—	—	11,329	11,329
Commercial construction	—	—	—	—	3,348	3,348
Land and land development	—	—	—	—	12,154	12,154
Commercial business	71	—	2	73	71,311	71,384
SBA commercial business	243	—	361	604	35,157	35,761
Consumer	7	46	89	142	31,540	31,682

Total	$1,036	$48	$4,413	$5,497	$1,139,984	$1,145,481

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of March 31, 2022:

		Special
March 31, 2022:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$287,150	$—	$1,825	$166	$—	$289,141
Commercial real estate	153,231	—	776	—	—	154,007
Single tenant net lease	437,988	—	—	—	—	437,988
SBA commercial real estate	51,403	1,149	9,112	1,660	—	63,324
Multifamily	34,991	—	372	—	—	35,363
Residential construction	11,329	—	—	—	—	11,329
Commercial construction	3,348	—	—	—	—	3,348
Land and land development	12,154	—	—	—	—	12,154
Commercial business	70,215	—	1,169	—	—	71,384
SBA commercial business	32,233	—	3,483	45	—	35,761
Consumer	31,593	—	89	—	—	31,682

Total	$1,125,635	$1,149	$16,826	$1,871	$—	$1,145,481

The following table presents the recorded investment in loans by risk category as of September 30, 2021:

		Special
September 30, 2021:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$240,078	$—	$2,018	$174	$—	$242,270
Commercial real estate	143,031	4,059	2,865	—	—	149,955
Single tenant net lease	404,938	—	—	—	—	404,938
SBA commercial real estate	45,465	5,343	10,339	3,239	—	64,386
Multifamily	39,871	—	482	—	—	40,353
Residential construction	8,295	—	—	—	—	8,295
Commercial construction	2,695	—	—	—	—	2,695
Land and land development	10,229	—	—	—	—	10,229
Commercial business	58,583	—	1,520	—	—	60,103
SBA commercial business	70,019	6,914	3,808	30	—	80,771
Consumer	30,570	—	70	—	—	30,640

Total	$1,053,774	$16,316	$21,102	$3,443	$—	$1,094,635

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

The following table summarizes the Company’s recorded investment in TDRs at March 31, 2022 and September 30, 2021. There was no specific reserve included in the allowance for loan losses related to TDRs at March 31, 2022 and September 30, 2021.

	Accruing	Nonaccrual	Total

	(In thousands)
March 31, 2022:
Residential real estate	$1,064	$—	$1,064
Commercial real estate	407	451	858
SBA commercial real estate	—	1,627	1,627
Multifamily	372	—	372
Commercial business	1,140	—	1,140
Consumer	34	—	34
Total	$3,017	$2,078	$5,095

September 30, 2021:
Residential real estate	$1,173	$—	$1,173
Commercial real estate	422	465	887
SBA commercial real estate	—	3,240	3,240
Multifamily	—	482	482
Commercial business	106	1,367	1,473
Consumer	42	—	42
Total	$1,743	$5,554	$7,297

The following table summarizes information regarding TDRs that were restructured during the three- and six-month periods ended March 31, 2021

		Pre-Modification	Post-Modification
	Number of Loans	Principal Balance	Principal Balance

	(Dollars in thousands)
Three Months Ended March 31, 2021:
Commercial business	1	$126	$126
Total	1	$126	$126
Six Months Ended March 31, 2021:
Commercial business	1	$126	$126
Total	1	$126	$126

There were no TDRs that were restructured during the three- and six-months ended March 31, 2022.

At March 31, 2022 and September 30, 2021, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the three- and six-month periods ended March 31, 2022 or the three-month period ended March 31, 2021. There were principal charge-offs totaling $398,000 recorded as a result

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

of TDRs during the six-month period ended March 31, 2021. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three- and six-month periods ended March 31, 2022 and 2021, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encouraged financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance indicated that, in consultation with the Financial Accounting Standards Board (“FASB”), the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022 or 60 days after the national emergency concerning COVID-19 terminates. At March 31, 2022, no loans remained under the Company’s payment extension program.

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

The unpaid principal balance of SBA loans serviced for others was $254.9 million, $244.8 million and $228.5 million at March 31, 2022, September 30, 2021 and March 31, 2021, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $35,000 and $54,000 for the three- and six-month periods ended March 31, 2022, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $11,000 and $36,000 for the three- and six-month periods ended March 31, 2021, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $627,000 and $1.3 million for the three- and six-month periods ended March 31, 2022, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $512,000 and $979,000 for the three- and six-month periods ended March 31, 2021, respectively. Net servicing income and costs related to SBA loans are included in other noninterest income in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of SBA loan servicing rights for the three- and six-month periods ended March 31, 2022 and 2021 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

	(In thousands)
Balance, beginning of period	$4,429	$3,722	$4,447	$3,748
Servicing rights capitalized	314	746	660	1,072
Amortization	(264)	(175)	(552)	(376)
Direct write-offs	(79)	(92)	(114)	(275)
Change in valuation allowance	47	(79)	6	(47)
Balance, end of period	$4,447	$4,122	$4,447	$4,122

There was no valuation allowance related to SBA loan servicing rights at March 31, 2022. The valuation allowance related to SBA loan servicing rights at September 30, 2021 was $6,000.

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

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the MSRs at March 31, 2022 and September 30, 2021 were as follows:

	Range of Assumption	Range of Assumption
	(Weighted Average)	(Weighted Average)
Assumption	March 31, 2022	September 30, 2021
Discount rate	8.50% to 13.50% (9.02%)	8.50% to 10.00% (8.51%)
Prepayment rate	6.01% to 33.95% (6.42%)	6.04% to 43.27% (10.00%)

The unpaid principal balance of residential mortgage loans serviced for others was $4.95 billion and $4.64 billion at March 31, 2022 and September 30, 2021, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $33.9 million and $40.5 million at March 31, 2022 and September 30, 2021, respectively. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $2.2 million and $4.4 million for the three- and six-month periods ended March 31, 2022, respectively. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $1.5 million and $2.4 million for the three- and six-month periods ended March 31, 2021, respectively. Contractually specified servicing fees are included in mortgage banking income in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Changes in the carrying value of MSRs accounted for at fair value for the three- and six-month periods ended March 31, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

	(In thousands)

Fair value, beginning of period	$54,758	$31,510	$49,579	$21,703
Servicing rights capitalized	3,346	14,611	7,850	27,483
Changes in fair value related to:
Loan repayments	(1,930)	(2,733)	(4,422)	(4,549)
Change in valuation model inputs or assumptions	7,485	1,857	10,652	608
Balance, end of period	$63,660	$45,245	$63,660	$45,245

Nonresidential MSRs

The Company also periodically sells single tenant net lease loans with servicing rights retained.  Loan servicing rights on these nonresidential mortgage loans are initially recorded at fair value and are then amortized in proportion to and over the period of estimated net servicing income.  Impairment of nonresidential MSRs is assessed using the present value of estimated future cash flows.  The aggregate fair value of nonresidential MSRs approximates its carrying value.  A valuation model employed by management calculates the present value of future cash flows and is used to estimate fair value at the date of sale and on a quarterly basis for impairment analysis purposes.  Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.  Key assumptions used to estimate the fair value of the nonresidential MSRs include the discount rate and prepayment speed assumptions.  Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount.  Changes in the valuation allowance are reported in other noninterest income in the consolidated statements of income.

The unpaid principal balance of nonresidential mortgage loans serviced for others was $44.7 million at March 31, 2022. Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $5,000 for the three- and six-month periods ended March 31, 2022.  Contractually specified servicing fees on nonresidential mortgage loans serviced for others are included in other noninterest income in the consolidated statements of income.

An analysis of nonresidential MSRs for the three- and six-month periods ended March 31, 2022 is as follows:

	Three Months Ended	Six Months Ended
	March 31, 2022	March 31, 2022

(In thousands)

Balance, beginning of period	$—	$—
Servicing rights capitalized	160	160
Amortization	—	—
Direct write-offs	—	—
Change in valuation allowance	—	—
Balance, end of period	$160	$160

There was no valuation allowance related to nonresidential MSRs at March 31, 2022.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Deposits

Deposits at March 31, 2022 and September 30, 2021 consisted of the following:

	March 31,	September 30,
	2022	2021

	(In thousands)

Noninterest-bearing demand deposits	$311,738	$291,039
NOW accounts	319,817	315,169
Money market accounts	221,332	222,972
Savings accounts	173,794	162,033
Retail time deposits	124,756	136,309
Brokered time deposits	—	70,058
Reciprocal time deposits	69,752	30,000

Total	$1,221,189	$1,227,580

5.	Supplemental Disclosure for Net Income Per Share

Net income per share information is presented below for the three- and six-month periods ended March 31, 2022 and 2021. All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$7,035	$10,487	$11,340	$20,410
Shares:
Weighted average common shares outstanding, basic	7,076,355	7,108,926	7,086,739	7,105,014

Net income per common share, basic	$0.99	$1.48	$1.60	$2.87

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$7,035	$10,487	$11,340	$20,410
Shares:
Weighted average common shares outstanding, basic	7,076,355	7,108,926	7,086,739	7,105,014
Add: Dilutive effect of outstanding options	75,790	49,089	78,506	45,792
Add: Dilutive effect of restricted stock	4,084	6,174	8,465	8,319
Weighted average common shares outstanding, as adjusted	7,156,229	7,164,189	7,173,710	7,159,125

Net income per common share, diluted	$0.98	$1.46	$1.58	$2.85

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Stock options for 137,250 shares of common stock were excluded from the calculation of diluted net income per common share for the three- and six-month periods ended March 31, 2022, because their effect was antidilutive. Stock options for 72,939 and 80,139 shares of common stock were excluded from the calculation of diluted net income per common share for the three- and six-month periods ended March 31, 2021, respectively, because their effect was antidilutive. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three- and six-month periods ended March 31, 2022 and 2021.

6.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2022	2021

	(In thousands)
Cash payments for:
Interest	$3,623	$4,170
Income taxes (net of refunds received)	48	8,659

Noncash investing and financing activities:

Transfers from loans to other real estate owned	—	370

Noncash exercise of stock options	—	48

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2022 and September 30, 2021.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
March 31, 2022:
Assets Measured – Recurring Basis:
Securities available for sale:
U.S. Treasury bills and notes	$—	$30,737	$—	$30,737
Agency mortgage-backed	—	27,624	—	27,624
Agency CMO	—	11,969	—	11,969
Privately-issued CMO	—	686	—	686
Privately-issued ABS	—	666	—	666
SBA certificates	—	1,974	—	1,974
Municipal	—	209,334	—	209,334
Total securities available for sale	$—	$282,990	$—	$282,990
Residential mortgage loans held for sale	$—	$98,640	$—	$98,640
Derivative assets (included in other assets)	$—	$4,835	$520	$5,355
Equity securities (included in other assets)	$112	$—	$—	$112
Residential mortgage servicing rights	$—	$—	$63,660	$63,660

Liabilities Measured – Recurring Basis:
Derivative liabilities (included in other liabilities)	$—	$78	$3,443	$3,521

Assets Measured – Nonrecurring Basis:
Impaired loans:
Residential real estate	$—	$—	$222	$222
Commercial real estate	—	—	—	—
SBA commercial real estate	—	—	209	209
Multifamily	—	—	—	—
Commercial business	—	—	—	—
SBA commercial business	—	—	145	145
Consumer	—	—	—	—
Total impaired loans	$—	$—	$576	$576

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
September 30, 2021:
Assets Measured – Recurring Basis
Securities available for sale:
U.S. Treasury bills and notes	$—	$250	$—	$250
Agency mortgage-backed	—	8,384	—	8,384
Agency CMO	—	13,530	—	13,530
Privately-issued CMO	—	803	—	803
Privately-issued ABS	—	772	—	772
SBA certificates	—	2,138	—	2,138
Municipal bonds	—	180,804	—	180,804
Total securities available for sale	$—	$206,681	$—	$206,681
Residential mortgage loans held for sale	$—	$167,813	$—	$167,813
Derivative assets (included in other assets)	$—	$1,465	$2,167	$3,632
Equity securities (included in other assets)	$112	$—	$—	$112
Residential mortgage servicing rights	$—	$—	$49,579	$49,579

Liabilities Measured – Recurring Basis
Derivative liabilities (included in other liabilities)	$—	$35	$600	$635

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$—	$—	$71	$71
Commercial real estate	—	—	—	—
SBA commercial real estate	—	—	4,169	4,169
Multifamily	—	—	—	—
Commercial business	—	—	—	—
SBA commercial business	—	—	—	—
Consumer	—	—	8	8
Total impaired loans	$—	$—	$4,248	$4,248
SBA loan servicing rights	$—	$—	$1,184	$1,184

Fair value is based upon quoted market prices where available. If quoted market prices are not available, fair value is based on internally developed models or obtaifned from third parties that primarily use, as inputs, observable market-based parameters or a matrix pricing model that employs the Bond Market Association’s standard calculations for cash flow and price/yield analysis and observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or at the lower of cost or fair value. These adjustments may include unobservable parameters. Any such valuation adjustments have been applied consistently over time.

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Other than SBA loans held for sale (see discussion below), there have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six-month period ended March 31, 2022.

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

SBA and Single Tenant Net Lease Loans Held for Sale. SBA and single tenant net lease loans held for sale are carried at the lower of cost or market value. At September 30, 2021, the fair value of SBA loans held for sale was obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and was classified as Level 2 in the fair value hierarchy. The fair value of SBA loans held for sale reflects management’s estimate based on the weighted average price of SBA loans sold to investors during the current quarter, and is classified as Level 3 in the fair value hierarchy. At March 31, 2022, the fair value of single tenant net lease loans held for sale is estimated to approximate carrying value and is classified as Level 3 in the fair value hierarchy. At March 31, 2022 and September 30, 2021, the Company did not have any SBA or single tenant net lease loans held for sale measured at fair value on a nonrecurring basis.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three - and six-month periods ended March 31, 2022 and 2021:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2022	2021	2022	2021

Beginning balance	$1,740	$11,415	$1,567	$14,937
Unrealized losses recognized in earnings, net of settlements	(4,663)	(11,153)	(4,490)	(14,675)

Ending balance	$(2,923)	$262	$(2,923)	$262

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Losses recognized in earnings for the six-month period ended March 31, 2022 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $2.9 million. Gains recognized in earnings for the six-month period ended March 31, 2021 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $262,000. The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of March 31, 2022 and September 30, 2021.

		Range of Inputs	Range of Inputs
	Significant	(Weighted Average)	(Weighted Average)
	Unobservable	March 31,	September 30,
Financial Instrument	Inputs	2022	2021

Interest rate lock commitments	Pull-through rate	50% - 100% (88%)	58% - 100% (83%)
	Direct costs to close	0.29% - 1.64% (0.63%)	0.37% - 1.74% (0.86%)

Residential Mortgage Servicing Rights. The current market for residential MSRs is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses a discounted cash flow valuation model from an independent third party to determine the fair value of residential MSRs. The discounted cash flow model approach consists of projecting expected servicing cash flows and calculating the present value. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds, discount rates and loan servicing costs. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. A reconciliation of residential MSRs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and a summary of the significant unobservable inputs used in the residential MSR valuations is presented in Note 3. Changes in the fair value of residential MSRs are included in mortgage banking income in the accompanying consolidated statements of income.

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  In accordance with accounting standards, only impaired loans for which an allowance for loan loss has been established or a partial charge-off recorded require classification in the fair value hierarchy.

The fair value of impaired loans is generally based on the fair value of the underlying collateral less estimated costs to sell.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.  The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

At March 31, 2022 and September 30, 2021, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts from appraised value ranging from 0.0% to 100.0%, for both periods, and estimated costs to sell the collateral ranging from 0.0% to 6.0% and 0.0% to 26.0%, respectively. During the three-and six-month periods ended March 31, 2022, the Company recognized provisions for loan losses on impaired loans of $457,000 and $1.1 million, respectively. During the three- and six-month periods ended March 31, 2021, the Company recognized provisions for loan losses on impaired loans of $267,000.

SBA and Nonresidential Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At March 31, 2022, the Company did not have any SBA loan servicing rights measured at fair value on a nonrecurring basis. At September 30, 2021, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value included discount rates ranging from 4.62% to 22.34% with a weighted average of 14.45% and prepayment speed assumptions ranging from 8.30% to 24.51% with a weighted average rate of 15.84%. Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company reversed impairment charges of $47,000 and $6,000 on SBA loan servicing rights for the three- and six-month periods ended March 31, 2022, respectively. The Company recognized $79,000 and $47,000 of impairment charges on SBA loan servicing rights for the three-and six-month periods ended March 31, 2021, respectively.

Nonresidential mortgage loan servicing rights represent the value associated with servicing single tenant net lease loans that have been sold.  The fair value of nonresidential mortgage loan servicing rights is determined by management on a quarterly basis using a discounted cash flow model, and is classified as Level 3 in the fair value hierarchy.  At March 31, 2022 and September 30, 2021, the Company did not have any nonresidential mortgage loan servicing rights measured at fair value on a nonrecurring basis.  The Company did not recognize any impairment charges on nonresidential mortgage loan servicing rights for the three- and six-month periods ended March 31, 2022 and 2021.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At March 31, 2022 and September 30, 2021, the Company did not have any other real estate owned measured at fair value on a nonrecurring basis. The Company did not recognize any charges to write down other real estate owned to fair value for the three - and six-month periods ended March 31, 2022 and 2021.

There were no transfers into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three- and six-month periods ended March 31, 2022.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of March 31, 2022 and September 30, 2021.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of March 31, 2022 and September 30, 2021.

Aggregate
	Aggregate	Principal
	Fair Value	Balance
(In thousands)	March 31, 2022	March 31, 2022	Difference

Residential mortgage loans held for sale	$98,640	$98,476	$164

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	September 30,	September 30,
(In thousands)	2021	2021	Difference

Residential mortgage loans held for sale	$167,813	$163,158	$4,655

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three-and six-month periods ended March 31, 2022 and 2021:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2022	2021	2022	2021

Gains (losses) – included in mortgage banking income	$(2,544)	$(8,417)	$(921)	$191
Interest income	959	1,431	1,953	3,264

	$(1,585)	$(6,986)	$1,032	$3,455

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

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
March 31, 2022:
Financial assets:
Cash and due from banks	$13,365	$13,365	$—	$—
Interest-bearing deposits with banks	17,740	17,740	—	—
Interest-bearing time deposits	1,770	—	1,770	—
Securities available for sale	282,990	—	282,990	—
Securities held to maturity	1,684	—	1,779	—
Residential mortgage loans held for sale	98,640	—	98,640	—
Single tenant net lease loans held for sale	38,225	—	—	38,225
SBA loans held for sale	15,787	—	—	17,858
Loans, net	1,126,818	—	—	1,159,903
FRB and FHLB stock	18,667	N/A	N/A	N/A
Accrued interest receivable	6,273	—	6,273	—
Residential mortgage loan servicing rights	63,660	—	—	63,660
Nonresidential mortgage loan servicing rights	160	—	—	160
SBA loan servicing rights	4,447	—	—	4,902
Derivative assets (included in other assets)	5,355	—	4,835	520
Equity securities (included in other assets)	112	112	—	—

Financial liabilities:
Deposits	1,221,189	—	—	1,219,521
Borrowings from FHLB	296,592	—	294,587	—
Subordinated note	50,184	—	52,172	—
Accrued interest payable	282	—	282	—
Advance payments by borrowers for taxes and insurance	1,392	—	1,392	—
Derivative liabilities (included in other liabilities)	3,521	—	78	3,443

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2021:
Financial assets:
Cash and due from banks	$14,191	$14,191	$—	$—
Interest-bearing deposits with banks	19,237	19,237	—	—
Interest-bearing time deposits	2,222	—	2,222	—
Securities available for sale	206,681	—	206,681	—
Securities held to maturity	1,837	—	2,054	—
Residential mortgage loans held for sale	167,813	—	167,813	—
Single tenant net lease loans held for sale	23,020	—	—	23,020
SBA loans held for sale	24,107	—	27,312	—
Loans, net	1,075,936	—	—	1,124,226
FRB and FHLB stock	19,258	N/A	N/A	N/A
Accrued interest receivable	6,243	—	6,243	—
Residential mortgage loan servicing rights	49,579	—	—	49,579
SBA loan servicing rights	4,447	—	—	4,646
Derivative assets (included in other assets)	3,632	—	1,465	2,167
Equity securities (included in other assets)	112	112	—	—

Financial liabilities:
Deposits	1,227,580	—	—	1,228,147
Borrowings from FHLB	250,000	—	251,877	—
Subordinated note	19,865	—	21,083	—
Accrued interest payable	258	—	258	—
Advance payments by borrowers for taxes and insurance	2,076	—	2,076	—
Derivative liabilities (included in other liabilities)	635	—	35	600

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits, accrued interest receivable and payable, advance payments by borrowers for taxes and insurance, demand deposits and other transaction accounts. The fair value of loans (excluding loans held for sale), fixed-maturity certificates of deposit, and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods and assumptions used to estimate the fair value of investment securities, loans held for sale, loan servicing rights, and derivative assets and liabilities are discussed previously in Note 7. The methods utilized to measure the fair value of financial instruments at March 31, 2022 and September 30, 2021 represent an approximation of exit price, but an actual exit price may differ.

8.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three- and six -month periods ended March 30, 2022 and 2021. The ESOP trust held 313,389 and 335,958 shares of Company common stock at March 31, 2022 and September 30, 2021, respectively.

9.	Stock Based Compensation Plans

The Company maintains three equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016, and the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan may not exceed 356,058 shares, consisting of 267,043 stock options and 89,015 shares of restricted stock. At March 31, 2022, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan. At March 31, 2022, 4,560 shares of the Company’s common stock were available for issuance under the 2016 Plan, of which 1,500 shares were available for restricted stock and 3,060 shares were available for stock options. At March 31, 2022, 173,058 shares of the Company's common stock were available for issuance under the 2021 Plan, of which 43,265 shares were available for restricted stock and 129,793 shares were available for stock options. The Company generally issues new shares under the 2016 and 2021 Plans from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

The fair value of options granted during the six-month period ended March 31, 2022 was determined using the following assumptions:

Expected dividend yield	2.32%
Risk-free interest rate	1.55%
Expected volatility	27.0%
Expected life of options	7.1 years
Weighted average fair value at grant date	$7.03

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of stock option activity as of March 31, 2022, and changes during the six-month period then ended is presented below.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Dollars in thousands, except per share data)

Outstanding at beginning of period	217,074	$16.58
Granted	137,250	26.72
Exercised	—	—
Forfeited or expired	—	—
Outstanding at end of period	354,324	$20.51	7.2	$1,638
Vested and expected to vest	354,324	$20.51	7.2	$1,638
Exercisable at end of period	168,419	$15.11	5.1	$1,587

There were no stock options exercised during the six-month period ended March 31, 2022. The intrinsic value of stock options exercised during the six-month period ended March 31, 2021 was $31,000. The Company recognized compensation expense related to stock options of $81,000 and $133,000 for the three- and six-month periods ended March 31, 2022, respectively. The Company recognized compensation expense related to stock options of $24,000 and $46,000 for the three- and six-month periods ended March 31, 2021, respectively. At March 31, 2022, there was $939,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 4.48 years. There was no cash received or tax benefit from the exercise of stock options during the six-month period ended March 31, 2022. Cash received from the exercise of stock options and the tax benefit from the exercise of stock options totaled $4,000 and $5,000, respectively, for the six-month period ended March 31, 2021.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three- and six-month periods ended March 31, 2022 was $105,000 and $181,000, respectively. Compensation expense related to restricted stock recognized for the three- and six-month periods ended March 31, 2021 was $47,000 and $95,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of March 31, 2022 and changes during the six-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2021	17,799	$16.72
Granted	45,750	$26.72
Vested	(12,225)	$14.88
Forfeited	—	$—
Nonvested at March 31, 2022	51,324	$26.07

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

There were 12,225 restricted shares vested during the six-month period ended March 31, 2022 with a total fair value of $327,000. There were 13,125 restricted shares that vested during the six-month period ended March 31, 2021 with a total fair value of $277,000. At March 31, 2022, there was $1.2 million of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 4.43 years.

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

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements. However, the Company has not elected to offset such financial instruments in the consolidated balance sheets. The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. At both March 31, 2022 and September 30, 2021, the Company had cash collateral posted with certain derivative counterparties of $2.4 million, against its derivative obligations. Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

The tables below provide information on the Company’s derivative financial instruments as of March 31, 2022 and September 30, 2021.

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
(In thousands)	March 31, 2022	March 31, 2022	March 31, 2022

Interest rate lock commitments	$311,808	$520	$3,443
Forward mortgage loan sale contracts	249,750	4,835	78

	$561,558	$5,355	$3,521

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	September 30,	September 30,	September 30,
(In thousands)	2021	2021	2021

Interest rate lock commitments	$331,178	$2,167	$600
Forward mortgage loan sale contracts	291,750	1,465	35

	$622,928	$3,632	$635

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three- and six-month periods ended March 31, 2022 and 2021 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2022	2021	2022	2021

Interest rate lock commitments	$(4,663)	$(11,153)	$(4,490)	$(14,675)
Forward mortgage loan sale contracts	12,311	18,977	13,007	11,614

	$7,648	$7,824	$8,517	$(3,061)

11.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer was 2.50%for 2022 and 2021. The Bank met all capital adequacy requirements to which it was subject as of March 31, 2022 and September 30, 2021.

As of March 31, 2022, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2022:

Total capital (to risk-weighted assets):
Consolidated	$224,520	14.63%	$122,767	8.00%	N/A	N/A
Bank	186,422	12.16	122,614	8.00	$153,268	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$159,861	10.42%	$92,075	6.00%	N/A	N/A
Bank	171,947	11.22	91,961	6.00	$122,614	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,861	10.42%	$69,056	4.50%	N/A	N/A
Bank	171,947	11.22 	68,970	4.50	$99,624	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$159,861	9.39%	$68,089	4.00%	N/A	N/A
Bank	171,947	10.06	68,358	4.00	$85,448	5.00%

As of September 30, 2021:

Total capital (to risk-weighted assets):
Consolidated	$193,476	14.28%	$108,401	8.00%	N/A	N/A
Bank	183,885	13.60	108,156	8.00	$135,195	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$159,310	11.76%	$81,301	6.00%	N/A	N/A
Bank	169,584	12.54	81,117	6.00	$108,156	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,310	11.76%	$60,976	4.50%	N/A	N/A
Bank	169,584	12.54	60,838	4.50	$87,877	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$159,310	9.73%	$65,480	4.00%	N/A	N/A
Bank	169,584	10.07	67,333	4.00	$84,166	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	Recent Accounting Pronouncements

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.  The ASU eliminates the current accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.  Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan.  For public business entities, the ASU also requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases.  For entities that have not yet adopted the amendments in ASU No. 2016-13, the effective dates for the amendments in the ASU are the same as the effective dates in ASU No. 2016-13.  The amendments should generally be applied prospectively, although for the transition method related to the recognition and measurement of TDRs an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.  The Company is currently assessing the impact of the guidance, but its adoption is not expected to have a material impact on the Company’s financial position or results of operations.

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

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Three Months Ended March 31, 2022:
Net interest income (loss)	$12,210	$1,602	$564	$(363)	$14,013
Provision (credit) for loan losses	(240)	210	—	—	(30)
Net interest income (loss) after provision	12,450	1,392	564	(363)	14,043
Net gains on sales of loans, SBA	—	1,327	—	—	1,327
Mortgage banking income	2	—	16,252	—	16,254
Noninterest income	2,163	1,658	16,251	—	20,072
Noninterest expense (income)	9,824	2,253	13,397	(13)	25,461
Income (loss) before taxes	4,789	797	3,418	(350)	8,654
Income tax expense (benefit)	507	240	1,049	(177)	1,619
Segment profit (loss)	4,282	557	2,369	(173)	7,035
Non-cash items:
Depreciation and amortization	535	8	42	45	630
Segment assets at March 31, 2022	1,603,253	112,618	178,613	(92,540)	1,801,944

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Six Months Ended March 31, 2022:
Net interest income (loss)	$24,016	$3,477	$1,097	$(674)	$27,916
Provision (credit) for loan losses	(384)	880	—	—	496
Net interest income (loss) after provision	24,400	2,597	1,097	(674)	27,420
Net gains on sales of loans, SBA	—	2,963	—	—	2,963
Mortgage banking income	(2)	—	29,000	—	28,998
Noninterest income	4,105	3,559	28,999	—	36,663
Noninterest expense (income)	19,363	4,489	26,531	(70)	50,313
Income (loss) before taxes	9,142	1,667	3,565	(604)	13,770
Income tax expense (benefit)	1,157	505	1,095	(327)	2,430
Segment profit (loss)	7,985	1,162	2,470	(277)	11,340
Non-cash items:
Depreciation and amortization	1,069	16	90	61	1,236
Segment assets at March 31, 2022	1,603,253	112,618	178,613	(92,540)	1,801,944

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Three Months Ended March 31, 2021:
Net interest income (loss)	$11,422	$3,227	$439	$(308)	$14,780
Provision for loan losses	106	181	—	—	287
Net interest income (loss) after provision	11,316	3,046	439	(308)	14,493
Net gains on sales of loans, SBA	—	3,239	—	—	3,239
Mortgage banking income	2	—	31,467	—	31,469
Noninterest income	1,490	3,407	34,076	—	38,973
Noninterest expense (income)	9,224	2,449	27,844	(233)	39,284
Income (loss) before taxes	3,582	4,004	6,671	(75)	14,182
Income tax expense (benefit)	633	1,005	2,183	(126)	3,695
Segment profit	2,949	2,999	4,488	51	10,487
Non-cash items:
Depreciation and amortization	493	12	62	17	584
Segment assets at March 31, 2021	1,489,670	257,566	246,144	(242,771)	1,750,609

	Core Banking	SBA Lending	Mortgage Banking	Other	Consolidated Totals

	(In thousands)
Six Months Ended March 31, 2021:
Net interest income (loss)	$22,587	$5,374	$1,170	$(612)	$28,519
Provision for loan losses	808	147	—	—	955
Net interest income (loss) after provision	21,779	5,227	1,170	(612)	27,564
Net gains on sales of loans, SBA	—	4,506	—	—	4,506
Mortgage banking income	—	—	74,698	—	74,698
Noninterest income	3,042	4,792	77,322	—	85,156
Noninterest expense (income)	17,510	5,195	61,388	(407)	83,686
Income (loss) before taxes	7,311	4,824	17,104	(205)	29,034
Income tax expense (benefit)	1,322	1,110	6,035	(245)	8,222
Segment profit (loss)	5,989	3,714	11,069	40	20,812
Non-cash items:
Depreciation and amortization	954	23	121	34	1,132
Segment assets at March 31, 2021	1,489,670	257,566	246,144	(242,771)	1,750,609

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three- and six-month periods ended March 31, 2022 and 2021:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

	(In thousand)

Service charges on deposit accounts	$433	$328	$867	$724
ATM and interchange fees	594	513	1,273	1,145
Investment advisory income	157	365	345	499
Other	34	32	58	55
Revenue from contracts with customers	1,218	1,238	2,543	2,423

Gain (loss) on securities	(16)	27	—	38
Gain on sale of SBA loans	1,327	3,239	2,963	4,506
Gain on sale of single tenant net lease loans	557	—	719	—
Mortgage banking income	16,254	31,469	28,998	74,698
Increase in cash value of life insurance	251	174	505	360
Real estate lease income	148	149	296	296
Loan servicing and other income	333	2,677	639	2,835
Other noninterest income	18,854	37,735	34,120	82,733

Total noninterest income	$20,072	$38,973	$36,663	$85,156

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

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheet and was $4.5 million and $5.8 million at March 31, 2022 and September 30,2021, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The Company recorded a lease liability in other liabilities on the consolidated balance sheet, which had a balance of $4.6 million and $5.9 million at March 31, 2022 and September 30, 2021, respectively.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants. At March 31, 2022, the Company had not entered into any leases that had yet to commence.

Lease expense for the three- and six-month periods ended March 31, 2022 was $297,000 and $602,000, respectively. Lease expense for the three- and six-month periods ended March 31, 2021 was $495,000 and $1.0 million, respectively. The components of lease expense for the three- and six-month periods ended March 31, 2022 and 2021 were as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021

	(In thousands)
Operating lease cost	$162	$260	$256	$634
Short-term lease cost	135	235	346	412
	$297	$495	$602	$1,046

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Future minimum commitments due under these lease agreements as of March 31, 2022 are as follows, including renewal options that are reasonably certain to be exercised:

(In thousands)
2022 (remaining six months)	$211
2023	403
2024	283
2025	203
2026	203
Thereafter	5,202
Total lease payments	6,505
Less imputed interest	(1,874)
Total	$4,631

The lease term and discount rate at March 31, 2022 and September 30, 2021 were as follows:

	March 31,	September 30,
	2022	2021
Weighted-average remaining lease term (years)	24.1	21.5
Weighted-average discount rate	2.84%	2.53%

Supplemental cash flow information for the six-month periods ended March 31, 2022 and 2021 related to leases was as follows:

	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$258	$710
ROU assets obtained in exchange for lease obligations:
Operating leases	$138	$2,037

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

16.Mortgage Banking Income

The components of mortgage banking income for the three- and six-month periods ended March 31, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

	(In thousands)

Origination and sale of mortgage loans (1)	$(118)	$16,770	$4,537	$59,478
Mortgage brokerage income	207	186	538	201
Net change in fair value of loans held for sale and interest rate lock commitments	(7,206)	(19,570)	(7,428)	(21,987)
Realized and unrealized hedging gains (losses)	12,312	18,977	13,007	11,614
Capitalized residential mortgage loan servicing rights	3,346	14,611	7,850	27,483
Net change in fair value of residential mortgage loan servicing rights	5,556	(876)	6,231	(3,941)
Provisions for loan repurchases and indemnifications	(78)	(111)	(92)	(574)
Servicing income	2,235	1,482	4,355	2,424
Total mortgage banking income	$16,254	$31,469	$28,998	$74,698
(1)	Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.

17.Loss Contingency

The Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessing customer fees related to items presented on accounts with insufficient funds (NSF items). The Company has reached a verbal settlement agreement with the claimant, and the Company has accrued a loss contingency for this pending settlement at March 31, 2022, the amount of which had an immaterial effect on the consolidated financial statements.

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

Critical Accounting Policies; Critical Accounting Estimates

During the six-month period ended March 31, 2022, there was no significant change in the Company's critical accounting policies or the application of critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2021.

COVID-19 Pandemic

The COVID-19 pandemic caused significant health, economic and other major hardships throughout the communities we serve, the United States and the entire world, the effects of which continue to prevail in varying degrees. The outbreak of COVID-19, or any other such outbreak of a highly contagious disease, occurring in the United States could negatively affect our business operations, asset valuations, financial condition and results of operations.

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

●	We continue to assist customers experiencing COVID-19 related hardships by approving payment extensions or loan forbearance agreements, and waiving or refunding certain fees. During the initial onset of the COVID-19 pandemic, we proactively contacted all commercial borrowers and offered uniform payment extensions or loan forbearance agreements, while requests from consumer borrowers were reviewed and approved on a case-by-case basis. Payment extensions or loan forbearance agreements were generally for periods of three months and included deferment of both principal and interest. Following the expiration of the initial payment extensions or loan forbearance agreements, we entertain requests for extended periods on a case-by-case basis, which will generally include deferment of only the principal portion of payments for a period of up to three months. As of March 31, 2022, no loans remained under the Company’s deferral program.

●	Under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020, the SBA made six months of principal and interest payments for loans of existing SBA clients that were in “regular servicing status” (not delinquent) at March 27, 2020 and for loans of new SBA clients originated between March 27, 2020 and September 27, 2020. The CARES Act provided financial support for many of the Company’s SBA borrowers, which resulted in relatively few of such requiring payment extensions or loan forbearance agreements. The Coronavirus Response and Relief Supplemental Appropriations Act (“CRRSAA”), which was signed into law on December 27, 2020, provided additional SBA-provided loan payments to eligible SBA borrowers beginning in February 2021.

●	The Company participated in the first round of the SBA’s Paycheck Protection Program (“PPP”), which was originally authorized by the CARES Act, and the second round of the PPP, which was authorized by the CRRSAA. At March 31, 2022, the outstanding principal balance of PPP loans was $13.4 million and net deferred loan fees related to PPP loans was approximately $158,000, which will be recognized over the life of the loans and as borrowers are granted forgiveness.

●	As a result of the COVID-19 pandemic, the leisure and hospitality industries carry a higher degree of credit risk. At March 31, 2022, the outstanding principal balance of loans secured by restaurant related collateral was $137.6 million, of which $6.6 million is fully guaranteed by the SBA, including $6.6 million of PPP loans, and $123.4 million is secured by commercial real estate where the collateral property is leased to national-brand, investment-grade tenants. At March 31, 2022, the outstanding principal balance of loans secured by hotel real estate was $22.2 million, of which $3.0 million is fully guaranteed by the SBA, including $341,000 of PPP loans. Based on our evaluation of the allowance for loan losses at December 31, 2021, management believes the allowance for loan losses is adequate to cover estimated losses at that date. However, as the pandemic continues, losses could be recognized beyond those estimates at March 31, 2022.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 2022 and September 30, 2021

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.3 million from $33.4 million at September 30, 2021 to $31.1 million at March 31, 2022.

Loans. Net loans receivable increased $50.9 million, from $1.08 billion at September 30, 2021 to $1.13 billion at March 31, 2022, primarily due to continued growth in residential mortgage loans, single tenant net lease commercial real estate loans and non-SBA commercial business loans, which increased $46.7 million, $32.8 million and $11.2 million, respectively, partially offset by a $43.3 million decrease in PPP loans during the period.

Loans Held for Sale. Loans held for sale decreased $62.3 million, from $214.9 million at September 30, 2021 to $152.6 million at March 31, 2022, due to decreases in residential mortgage loans held for sale and SBA loans held for sale of $69.2 million and $8.3 million, respectively, partially offset by an increase in single tenant net lease loans held for sale of $15.2 million. The decreases in residential mortgage loans held for sale and SBA loans held for sale were due to loan sales outpacing originations during the period.

Securities Available for Sale. Securities available for sale increased $76.3 million, from $206.7 million at September 30, 2021 to $283.0 million at March 31, 2022, due primarily to purchases of $100.1 million, partially offset by calls and maturities of $7.5 million and principal repayments of $2.9 million.

Securities Held to Maturity. Investment securities held to maturity decreased $153,000 from $1.8 million at September 30, 2021 to $1.7 million at March 31, 2022, due primarily to calls and maturities during the period.

Mortgage Servicing Rights. Residential mortgage loan servicing rights increased $14.1 million, from $49.6 million at September 30, 2021 to $63.7 million at March 31, 2022, due to capitalized servicing rights of $7.9 million and an increase in fair value of $10.7 million during the period, partially offset by loan repayments resulting in a decrease in servicing rights of $4.4 million.

Deposits. Total deposits decreased $6.4 million, from $1.23 billion at September 30, 2021 to $1.22 billion at March 31, 2022, primarily due to a $30.3 million decrease in brokered and reciprocal deposits, partially offset by a $20.7 million increase in non-interest bearing deposits.

FHLB Borrowings. Borrowings from the FHLB increased $46.6 million, from $250.0 million at September 30, 2021 to $296.6 million at March 31, 2022. The increase in borrowings was primarily used to fund loan growth during the period.

Other Borrowings. Other borrowings increased $30.3 million from $19.9 million at September 30, 2021 to $50.2 million at March 31, 2022 primarily due to a $31.0 million subordinated debt issuance in March 2022.

Equity. Stockholders’ equity attributable to the Company decreased $424,000 from $180.4 million at September 30, 2021 to $180.0 million at March 31, 2022, due primarily to a decrease in accumulated other comprehensive income of $10.2 million, partially offset by retained net income of $9.5 million. The decrease in accumulated other comprehensive income was primarily due to increasing market interest rates during the six months ended March 31, 2022, which resulted in a decrease in the fair value of the available-for-sale securities portfolio.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Overview. The Company reported net income of $7.0 million, or $0.98 per diluted share, for the three-month period ended March 31, 2022 compared to net income of $10.5 million, or $1.46 per diluted share, for the three-month period ended March 31, 2021.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Net Interest Income. Net interest income decreased $767,000, or 5.2%, for the three-month period ended March 31, 2022 as compared to the same period in 2021. Average interest-earning assets decreased $78.1 million and average interest-bearing liabilities decreased $85.6 million when comparing the two periods. The tax-equivalent net interest margin was 3.68% for 2022 compared to 3.69% for 2021.

Total interest income decreased $1.0 million, or 6.2%, when comparing the two periods due primarily to a decrease in the average balance of interest-earning assets of $78.1 million, from $1.64 billion for 2021 to $1.56 billion for 2022, and a decrease in the average tax equivalent yield on interest-earning assets from 4.19% for 2021 to 4.14% for 2022. The decrease in average interest-earning assets was primarily due to a decrease in the average balance of PPP loans of $142.5 million.

Total interest expense decreased $272,000, or 13.0%, due to a decrease in the average cost of interest-bearing liabilities from 0.63% for 2021 to 0.58% for 2022, and a decrease in the average balance of interest-bearing liabilities of $85.6 million, from $1.31 billion for 2021 to $1.23 billion for 2022. The decrease in the average cost of interest-bearing liabilities for 2022 was due primarily to lower market interest rates on wholesale funding sources, including brokered certificates of deposit, FHLB borrowings, and subordinated debt.

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended March 31, 2022 and 2021. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2022			2021
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$36,029	$13	0.14%	$48,035	$18	0.15%
Loans, excluding PPP loans	1,268,983	13,745	4.33	1,217,398	13,033	4.28
PPP loans	22,066	258	4.68	164,533	2,031	4.94
Investment securities - taxable	50,165	420	3.35	42,424	432	4.07
Investment securities - nontaxable	163,472	1,571	3.84	146,145	1,487	4.07
FRB and FHLB stock	19,021	146	3.07	19,294	167	3.46
Total interest-earning assets	1,559,736	16,153	4.14	1,637,829	17,168	4.19

Noninterest-earning assets	185,969			157,012
Total assets	$1,745,705			$1,794,841

Liabilities and equity:
NOW accounts	$323,728	$275	0.34%	$248,933	$154	0.25%
Money market deposit accounts	230,381	210	0.36	168,895	180	0.43
Savings accounts	169,596	26	0.06	154,161	23	0.06
Time deposits	198,432	227	0.46	268,567	414	0.62
Total interest-bearing deposits	922,137	738	0.32	840,556	771	0.37

FHLB borrowings	280,190	681	0.97	293,819	833	1.13
Federal Reserve PPPLF borrowings	—	—	0.00	158,354	137	0.35
Subordinated debt	24,592	369	6.00	19,786	319	6.45
Total interest-bearing liabilities	1,226,919	1,788	0.58	1,312,515	2,060	0.63

Noninterest-bearing deposits	298,101			265,017
Other noninterest-bearing liabilities	36,022			49,342
Total liabilities	1,561,042			1,626,874

Total stockholders’ equity	184,663			167,970
Noncontrolling interest in subsidiary	—			(3)
Total equity	184,663			167,967

Total liabilities and equity	$1,745,705			$1,794,841
Net interest income (taxable equivalent basis)		14,365			15,108
Less: taxable equivalent adjustment		(352)			(328)
Net interest income		$14,013			$14,780
Interest rate spread (taxable equivalent basis)			3.56%			3.56%
Net interest margin (taxable equivalent basis)			3.68%			3.69%
Net interest margin, excluding PPP and PPPLF (taxable equivalent basis)			3.67%			3.59%
Average interest-earning assets to average interest-bearing liabilities			127.13%			124.79%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended March 31, 2022 and 2021. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Three Months Ended March 31, 2022
	Compared to
	Three Months Ended March 31, 2021
	Increase (Decrease)
	Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$(1)	$(4)	$(5)
Loans, excluding PPP loans	156	555	711
PPP loans	(60)	(1,713)	(1,773)
Investment securities - taxable	(83)	72	(11)
Investment securities - nontaxable	(87)	171	84
FRB and FHLB stock	(19)	(2)	(21)
Total interest-earning assets	(94)	(921)	(1,015)

Interest expense:
Deposits	(103)	70	(33)
Borrowings from FHLB	(116)	(36)	(152)
Federal Reserve PPPLF borrowings	—	(137)	(137)
Subordinated debt	(25)	75	50
Total interest-bearing liabilities	(244)	(28)	(272)

Net increase (decrease) in net interest income (taxable equivalent basis)	$150	$(893)	$(743)

Provision for Loan Losses. The Company recognized a credit for loan losses of $30,000 for the three-month period ended March 31, 2022 compared to a provision of $287,000 for the same period in 2021. The credit for 2022 was primarily the result of the reduction of certain qualitative factors within the allowance for loan losses calculation related to the COVID-19 pandemic.

The Company recognized net charge-offs of $275,000 for the three-month period ended March 31, 2022 compared to net recoveries of $7,000 for the same period in 2021.

Noninterest Income. Noninterest income decreased $18.9 million for the three-month period ended March 31, 2022 as compared to the same period in 2021. The decrease was due primarily to a decrease in mortgage banking income of $15.2 million. The decrease in mortgage banking income was primarily due to a $23.6 million decrease in production revenue from lower originations for sale, a decrease in the gain on sale margin and an $11.3 million decrease in capitalized residential mortgage loan servicing rights, partially offset by a $7.5 million increase in the fair value of the residential mortgage loan servicing rights portfolio in 2022 as compared to a $1.9 million increase in fair value recognized in 2021. Mortgage loans originated for sale were $459.4 million in the three months ended March 31, 2022 as compared to $1.34 billion in the same period in 2021.

Noninterest Expense. Noninterest expense decreased $13.8 million for the three-month period ended March 31, 2022 as compared to the same period in 2021. The decrease was due primarily to decreases in compensation and benefits and advertising expense of $12.0 million and $1.1 million, respectively. The decrease in compensation and benefits expense is due primarily to a reduction in incentive compensation for the Company’s mortgage banking segment as a result of decreased mortgage banking income. The decrease in advertising expense was related to the reduced loan origination volume of the mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $1.6 million for the three-month period ended March 31, 2022 as compared to $3.7 million for the same period in 2021. The decrease was primarily the result of lower pretax income in 2022. The effective tax rate for 2022 was 18.7% as compared to 26.1% for 2021. The lower effective tax rate for 2022 was primarily due to lower nondeductible executive compensation expense in 2022 as compared to 2021.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended March 31, 2022 and 2021

Overview. The Company reported net income of $11.3 million, or $1.58 per diluted share, for the six-month period ended March 31, 2022 compared to net income of $20.4 million, or $2.85 per diluted share, for the six-month period ended March 31, 2021.

Net Interest Income. Net interest income decreased $603,000, or 2.1%, for the six-month period ended March 31, 2022 as compared to the same period in 2021. Average interest-earning assets decreased $88.8 million and average interest-bearing liabilities decreased $99.5 million when comparing the two periods. The tax-equivalent net interest margin was 3.71% for 2022 compared to 3.58% for 2021.

Total interest income decreased $1.3 million, or 4.0%, when comparing the two periods due primarily to a decrease in the average balance of interest-earning assets of $88.8 million, from $1.63 billion for 2021 to $1.54 billion for 2022, partially offset by an increase in the average tax equivalent yield on interest-earning assets from 4.11% for 2021 to 4.18% for 2022. The decrease in average interest-earning assets was primarily due to a decrease in the average balance of PPP loans of $135.2 million.

Total interest expense decreased $700,000, or 16.1%, due to a decrease in the average balance of interest-bearing liabilities of $99.5 million, from $1.31 billion for 2021 to $1.21 billion for 2022, and a decrease in the average cost of interest-bearing liabilities from 0.66% for 2021 to 0.60% for 2022. The decrease in the average cost of interest-bearing liabilities for 2022 was due primarily to lower market interest rates on wholesale funding sources, including brokered certificates of deposit, FHLB borrowings, and subordinated debt.

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the six-month periods ended March 31, 2022 and 2021. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Six Months Ended March 31,
	2022			2021
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$34,531	$27	0.16%	$41,148	$36	0.17%
Loans, excluding PPP loans	1,245,172	27,169	4.36	1,211,271	26,204	4.33
PPP loans	36,782	853	4.64	172,006	3,116	3.62
Investment securities – taxable	48,927	825	3.37	42,443	903	4.26
Investment securities – nontaxable	158,407	3,080	3.89	146,261	2,995	4.10
FRB and FHLB stock	19,141	295	3.08	18,636	275	2.95
Total interest-earning assets	1,542,960	32,249	4.18	1,631,765	33,529	4.11

Noninterest-earning assets	183,221			154,005
Total assets	$1,726,181			$1,785,770

Liabilities and equity:
NOW accounts	$322,605	$590	0.37%	$247,756	$352	0.28%
Money market deposit accounts	228,209	422	0.37	158,170	352	0.45
Savings accounts	166,731	52	0.06	149,680	46	0.06
Time deposits	200,124	485	0.48	270,018	957	0.71
Total interest-bearing deposits	917,669	1,549	0.34	825,624	1,707	0.41

FHLB borrowings	272,318	1,411	1.04	300,128	1,694	1.13
Federal Reserve PPPLF borrowings	—	—	0.00	166,112	290	0.35
Subordinated debt	22,205	687	6.19	19,794	656	6.63
Total interest-bearing liabilities	1,212,192	3,647	0.60	1,311,658	4,347	0.66

Noninterest-bearing deposits	294,235			258,399
Other noninterest-bearing liabilities	36,316			50,566
Total liabilities	1,524,743			1,620,623

Total stockholders’ equity	183,438			164,903
Noncontrolling interest in subsidiary	—			244
Total equity	183,438			165,147

Total liabilities and equity	$1,726,181			$1,785,770
Net interest income (taxable equivalent basis)		28,602			29,182
Less: taxable equivalent adjustment		(686)			(663)
Net interest income		$27,916			$28,519
Interest rate spread (taxable equivalent basis)			3.58%			3.45%
Net interest margin (taxable equivalent basis)			3.71%			3.58%
Net interest margin, excluding PPP and PPPLF (taxable equivalent basis)			3.68%			3.61%
Average interest-earning assets to average interest-bearing liabilities			127.29%			124.40%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the six-month periods ended March 31, 2022 and 2021. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Six Months Ended March 31, 2022
	Compared to
	Six Months Ended March 31, 2021
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$(4)	$(5)	$(9)
Loans, excluding PPP loans	228	736	964
PPP loans	529	(2,792)	(2,263)
Investment securities – taxable	(201)	124	(77)
Investment securities – nontaxable	(158)	243	85
FRB and FHLB stock	12	8	20
Total interest-earning assets	406	(1,686)	(1,280)

Interest expense:
Deposits	(331)	173	(158)
Borrowings from FHLB	(132)	(151)	(283)
Federal Reserve PPPLF borrowings	(145)	(145)	(290)
Subordinated debt	(46)	77	31
Total interest-bearing liabilities	(654)	(46)	(700)

Net increase (decrease) in net interest income (taxable equivalent basis)	$1,060	$(1,640)	$(580)

Provision for Loan Losses. The Company recognized provision for loan losses of $496,000 for the six-month period ended March 31, 2022 compared to a provision of $955,000 for the same period in 2021. The decrease in 2022 compared to 2021 was primarily the result of the reduction of certain qualitative factors within the allowance for loan losses calculation related to the COVID-19 Pandemic.

The Company recognized net charge-offs of $322,000 for the six-month period ended March 31, 2022 compared to net charge-offs of $562,000 for the same period in 2021.

Noninterest Income. Noninterest income decreased $48.5 million for the six-month period ended March 31, 2022 as compared to the same period in 2021. The decrease was due primarily to a decrease in mortgage banking income of $45.7 million. The decrease in mortgage banking income was primarily due to a $58.6 million decrease in production revenue from lower originations for sale, a decrease in the gain on sale margin in 2022, and a $19.6 million decrease in capitalized residential mortgage loan servicing rights, partially offset by a $10.7 million increase in the fair value of the residential mortgage loan servicing rights portfolio in 2022 as compared to a $608,000 increase in fair value recognized in 2021. Mortgage loans originated for sale were $1.00 billion in the six months ended March 31, 2022 as compared to $2.78 billion in the same period in 2021.

Noninterest Expense. Noninterest expense decreased $33.4 million for the six-month period ended March 31, 2022 as compared to the same period in 2021. The decrease was due primarily to decreases in compensation and benefits and advertising expense of $28.6 million and $2.6 million, respectively. The decrease in compensation and benefits expense is due primarily to a reduction in

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

incentive compensation for the Company’s mortgage banking segment as a result of decreased mortgage banking income. The decrease in advertising expense was related to the reduced loan origination volume of the mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $2.4 million for the six-month period ended March 31, 2022 as compared to income tax expense of $8.2 million for the same period in 2021. The decrease was primarily the result of lower pretax income in 2022. The effective tax rate for 2022 was 17.6% as compared to 28.3% for 2021. The lower effective tax rate for 2022 was primarily due to lower nondeductible executive compensation expense in 2022 as compared to 2021.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2022, the Bank had cash and cash equivalents of $31.1 million and securities available-for-sale with a fair value of $283.0 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on a federal funds purchased line of credit facility with another financial institution and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2022, the Company (unconsolidated basis) had liquid assets of $34.7 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2022, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 10.06%, 11.22%, 11.22% and 12.16%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At March 31, 2022, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six-month period ended March 31, 2022, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

	At March 31, 2022		At September 30, 2021
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(5,611)	(11.26)%	$(3,593)	(7.65)%
200bp	(3,687)	(7.40)	(1,508)	(3.21)
100bp	(1,770)	(3.55)	387	0.82
(100)bp	332	0.67	(1,635)	(3.48)
(200)bp	(170)	(0.34)	(2,370)	(5.05)

At March 31, 2022, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $1.8 million or 3.55%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 7.40% and 11.26%, respectively. An immediate and sustained decrease in rates of 1.00% will increase our net interest income by $332,000, or 0.67%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to decrease by 0.34%. All estimated changes presented in the above table are within the policy guidelines approved by the Company’s Board of Directors.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of March 31, 2022 (the “Evaluation Date”), the Company performed an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended March 31, 2022:

			(c)	(d)
			Total number of shares	Maximum number (or
	(a)	(b)	(or units) purchased as	appropriate dollar value) of
	Total number of	Average price	part of publicly	shares (or units) that may yet
	shares (or units)	paid per share	announced plans or	be purchased under the plans
Period	purchased	(or unit)	programs (1)	or programs
January 1, 2022 through January 31, 2022	—	$—	—	354,408
February 1, 2022 through February 28, 2022	—	$—	—	354,408
March 1, 2022 through March 31, 2022	—	$—	—	354,408
Total	—	$—	—	354,408
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated May 10, 2022	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated May 10, 2022	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer