Form 10-Q
period 2022-06-30
First Savings Financial Group, Inc.
filed 2022-08-09
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2022 was 7,090,631.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2022	2021

ASSETS
Cash and due from banks	$14,074	$14,191
Interest-bearing deposits with banks	23,394	19,237
Total cash and cash equivalents	37,468	33,428

Interest-bearing time deposits	1,616	2,222
Securities available for sale, at fair value	307,376	206,681
Securities held to maturity	1,651	1,837

Loans held for sale, residential mortgage, at fair value	94,670	167,813
Loans held for sale, single tenant net lease	73,276	23,020
Loans held for sale, Small Business Administration	20,085	24,107
Loans, net of allowance for loan losses of $14,980 at June 30, 2022 and $14,301 at September 30, 2021	1,267,816	1,075,936
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	19,704	19,258
Premises and equipment	27,120	27,669
Other real estate owned, held for sale	1,007	1,728
Accrued interest receivable:
Loans	4,777	4,398
Securities	3,052	1,845
Cash surrender value of life insurance	44,935	44,152
Goodwill	9,848	9,848
Core deposit intangibles	828	988
Residential mortgage loan servicing rights, at fair value	64,839	49,579
Nonresidential mortgage loan servicing rights, at fair value	150	—
SBA loan servicing rights	4,050	4,447
Other assets	22,398	22,438

Total Assets	$2,006,666	$1,721,394

LIABILITIES
Deposits:
Noninterest-bearing	$343,292	$291,039
Interest-bearing	1,002,415	936,541
Total deposits	1,345,707	1,227,580

Federal Home Loan Bank borrowings	404,098	250,000
Other borrowings	50,160	19,865
Accrued interest payable	720	258
Advance payments by borrowers for taxes and insurance	1,116	2,076
Accrued expenses and other liabilities	35,652	41,238
Total Liabilities	1,837,453	1,541,017

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 7,754,316 shares (7,708,566 at September 30, 2021); outstanding 7,110,706 shares (7,125,888 shares at September 30, 2021)	78	78
Additional paid-in capital	27,158	25,721
Retained earnings - substantially restricted	161,438	150,185
Accumulated other comprehensive income (loss)	(12,560)	8,900
Unearned stock compensation	(1,075)	(138)
Less treasury stock, at cost - 643,610 shares (582,678 shares at September 30, 2021)	(5,826)	(4,369)
Total Stockholders' Equity	169,213	180,377

Total Liabilities and Stockholders' Equity	$2,006,666	$1,721,394

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021

INTEREST INCOME
Loans, including fees	$15,934	$14,347	$43,917	$43,632
Securities:
Taxable	769	447	1,594	1,350
Tax-exempt	1,570	1,181	4,003	3,548
Dividend income	169	161	464	436
Interest-bearing deposits with banks	37	14	64	50
Total interest income	18,479	16,150	50,042	49,016

INTEREST EXPENSE
Deposits	1,047	723	2,596	2,430
Federal Home Loan Bank borrowings	811	780	2,222	2,474
Federal Reserve PPPLF borrowings	—	98	—	388
Other borrowings	710	320	1,397	976
Total interest expense	2,568	1,921	6,215	6,268

Net interest income	15,911	14,229	43,827	42,748
Provision (credit) for loan losses	532	(2,730)	1,028	(1,775)

Net interest income after provision (credit) for loan losses	15,379	16,959	42,799	44,523

NONINTEREST INCOME
Service charges on deposit accounts	462	343	1,329	1,067
ATM and interchange fees	774	650	2,047	1,795
Net gain on sales of available for sale securities	476	—	476	—
Net unrealized gain (loss) on equity securities	(11)	(2)	(11)	36
Net gain on sales of loans, Small Business Administration	486	2,322	3,449	6,828
Net gain on sales of loans, single tenant net lease	—	—	719	—
Mortgage banking income	7,093	14,351	36,091	91,503
Increase in cash surrender value of life insurance	277	179	782	539
Commission income	177	406	522	905
Real estate lease income	155	148	451	444
Net gain on premises and equipment	—	7	—	78
Income from tax credit investment	—	—	10	—
Other income	144	381	831	746
Total noninterest income	10,033	18,785	46,696	103,941

NONINTEREST EXPENSE
Compensation and benefits	15,215	21,330	49,982	84,673
Occupancy and equipment	2,069	2,586	6,261	7,685
Data processing	679	717	1,957	2,055
Advertising	806	1,349	2,600	5,712
Professional fees	1,410	1,491	3,973	4,360
FDIC insurance premiums	121	106	346	340
Net gains on other real estate owned	—	(48)	—	(44)
Other operating expenses	2,535	3,088	8,029	9,524
Total noninterest expense	22,835	30,619	73,148	114,305
Income before income taxes	2,577	5,125	16,347	34,159
Income tax expense (benefit)	(61)	817	2,369	9,039
Net Income	2,638	4,308	13,978	25,120
Less: net income attributable to noncontrolling interests	—	—	—	402
Net Income Attributable to First Savings Financial Group, Inc.	$2,638	$4,308	$13,978	$24,718

Net income per share:
Basic	$0.37	$0.61	$1.97	$3.48
Diluted	$0.37	$0.60	$1.95	$3.45

Weighted average shares outstanding:
Basic	7,073,204	7,109,481	7,082,034	7,106,505
Diluted	7,145,288	7,178,943	7,166,632	7,166,235

Dividends per share	$0.13	$0.12	$0.38	$0.24
*	All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021

Net Income	$2,638	$4,308	$13,978	$25,120

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(13,732)	1,488	(26,689)	(1,077)
Income tax (expense) benefit	2,884	(312)	5,605	226
Net of tax amount	(10,848)	1,176	(21,084)	(851)

Less: reclassification adjustment for realized gains included in net income	(476)	—	(476)	—
Income tax expense	100	—	100	—
Net of tax amount	(376)	—	(376)	—

Other Comprehensive Income (Loss)	(11,224)	1,176	(21,460)	(851)

Comprehensive Income (Loss)	(8,586)	5,484	(7,482)	24,269
Less: comprehensive income attributable to noncontrolling interests	—	—	—	402

Comprehensive Income (Loss) Attributable to First Savings Financial Group, Inc.	$(8,586)	$5,484	$(7,482)	$23,867

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income	Compensation	Stock	Subsidiary	Total

Three Months Ended June 30, 2021:
Balances at April 1, 2021	$26	$25,682	$142,738	$9,182	$(245)	$(4,343)	$—	$173,040

Net income	—	—	4,308	—	—	—	—	4,308

Other comprehensive income	—	—	—	1,176	—	—	—	1,176

Common stock dividends - $0.06 per share	—	—	(855)	—	—	—	—	(855)

Restricted stock forfeitures - 900 shares	—	(17)	—	—	17	—	—	—

Stock compensation expense	—	22	—	—	44	—	—	66

Stock option exercises - 1,440 shares	—	28	—	—	—	—	—	28

Purchase of 1,233 treasury shares	—	—	—	—	—	(28)	—	(28)

Balances at June 30, 2021	$26	$25,715	$146,191	$10,358	$(184)	$(4,371)	$—	$177,735

Three Months Ended June 30, 2022:
Balances at April 1, 2022	$78	$27,076	$159,732	$1,336	$(1,180)	$(4,417)	$—	$179,953

Net income	—	—	2,638	—	—	—	—	2,638

Other comprehensive loss	—	—	—	(11,224)	—	—	—	(11,224)

Common stock dividends - $0.13 per share	—	—	(932)	—	—	—	—	(932)

Stock compensation expense	—	82	—	—	105	—	—	187

Purchase of 59,120 treasury shares	—	—	—	—	—	(1,409)	—	(1,409)

Balances at June 30, 2022	$78	$27,158	$161,438	$(12,560)	$(1,075)	$(5,826)	$—	$169,213

Nine Months Ended June 30, 2021:
Balances at October 1, 2020	$26	$27,480	$123,158	$11,209	$(348)	$(4,253)	$293	$157,565

Net income	—	—	24,718	—	—	—	402	25,120

Acquisition of minority interests in Q2	—	(1,888)	—	—	—	—	(695)	(2,583)

Other comprehensive loss	—	—	—	(851)	—	—	—	(851)

Common stock dividends - $0.24 per share	—	—	(1,685)	—	—	—	—	(1,685)

Restricted stock forfeitures - 1,500 shares	—	(25)	—	—	25	—	—	—

Stock compensation expense	—	68	—	—	139	—	—	207

Stock option exercises - 5,340 shares	—	80	—	—	—	—	—	80

Purchase of 5,424 treasury shares	—	—	—	—	—	(118)	—	(118)

Balances at June 30, 2021	$26	$25,715	$146,191	$10,358	$(184)	$(4,371)	$—	$177,735

Nine Months Ended June 30, 2022:
Balances at October 1, 2021	$78	$25,721	$150,185	$8,900	$(138)	$(4,369)	$—	$180,377

Net income	—	—	13,978	—	—	—	—	13,978

Other comprehensive loss	—	—	—	(21,460)	—	—	—	(21,460)

Common stock dividends - $0.38 per share	—	—	(2,725)	—	—	—	—	(2,725)

Restricted stock grants - 45,750 shares	—	1,222	—	—	(1,222)	—	—	—

Stock compensation expense	—	215	—	—	285	—	—	500

Purchase of 60,932 treasury shares	—	—	—	—	—	(1,457)	—	(1,457)

Balances at June 30, 2022	$78	$27,158	$161,438	$(12,560)	$(1,075)	$(5,826)	$—	$169,213
*	All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,978	$25,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,028	(1,775)
Depreciation and amortization	1,850	1,700
Amortization of premiums and accretion of discounts on securities, net	679	576
Amortization and accretion of fair value adjustments on loans, net	(1,176)	(1,122)
Loans originated for sale	(1,485,308)	(3,570,792)
Proceeds on sales of loans	1,561,351	3,672,227
Net realized and unrealized (gain) loss on loans held for sale	11,928	(50,401)
Capitalization of loan servicing rights	(11,513)	(34,255)
Net change in value of loan servicing rights	(3,510)	7,928
Net realized and unrealized gain on other real estate owned	—	(54)
Net gain on sales of available for sale securities	(476)	—
Increase in cash surrender value of life insurance	(782)	(539)
Net (gain)/loss on equity securities	11	(36)
Net gain on sale of premises and equipment	—	(78)
Income from tax credit investment	(10)	—
Deferred income taxes	3,356	6,702
Stock compensation expense	500	207
Increase in accrued interest receivable	(1,586)	(549)
Increase in accrued interest payable	462	1
Change in other assets and liabilities, net	(2,226)	(3,550)
Net Cash Provided by Operating Activities	88,556	51,310

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	—	(252)
Proceeds from sales and maturities of interest-bearing time deposits	595	980
Purchase of securities available for sale	(177,646)	(22,273)
Proceeds from maturities of securities available for sale	33,494	—
Proceeds from maturities of securities held to maturity	10,690	11,686
Proceeds from maturities of securities held to maturity	172	165
Principal collected on securities	5,424	3,295
Net increase in loans	(253,166)	(16,542)
Proceeds from redemption of Federal Reserve Bank stock	592	53
Purchase of Federal Home Loan Bank stock	(1,038)	(2,018)
Investment in cash surrender value of life insurance	—	(12,042)
Proceeds from life insurance	575	—
Proceeds from sale of other real estate owned	—	424
Purchase of premises and equipment	(329)	(4,589)
Proceeds from sales of premises and equipment	—	438
Investment in partnership interests	(340)	—
Acquisition of minority interests in Q2	—	(3,172)
Net Cash Used In Investing Activities	(380,977)	(43,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	118,127	79,079
Net increase (decrease) in Federal Home Loan Bank line of credit	29,098	(17,569)
Proceeds from Federal Home Loan Bank advances	600,000	435,000
Repayment of Federal Home Loan Bank advances	(475,000)	(445,000)
Net proceeds from subordinated debt	30,258	—
Net decrease in Federal Reserve PPPLF borrowings	—	(67,005)
Net decrease in advance payments by borrowers for taxes and insurance	(960)	(1,063)
Proceeds from exercise of stock options	—	4
Taxes paid on stock award shares for employees	(48)	(41)
Purchase of treasury shares	(1,434)	—
Dividends paid on common stock	(3,580)	(1,685)
Net Cash Provided By (Used In) Financing Activities	296,461	(18,280)

Net Increase (Decrease) in Cash and Cash Equivalents	4,040	(10,817)

Cash and cash equivalents at beginning of period	33,428	33,726

Cash and Cash Equivalents at End of Period	$37,468	$22,909

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2022, the results of operations for the three- and nine-month periods ended June 30, 2022 and 2021, and the cash flows for the nine-month periods ended June 30, 2022 and 2021. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Investment securities have been classified according to management’s intent.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
June 30, 2022:
Securities available for sale:

U.S. Treasury bills and notes	$30,774	$—	$1,605	$29,169
Agency mortgage-backed	27,268	24	1,602	25,690
Agency CMO	10,672	—	416	10,256
Privately-issued CMO	657	4	23	638
Privately-issued ABS	595	20	7	608
SBA certificates	1,712	2	15	1,699
Municipal bonds	251,596	1,214	13,494	239,316

Total securities available for sale	$323,274	$1,264	$17,162	$307,376

Securities held to maturity:

Agency mortgage-backed	$50	$1	$—	$51
Municipal bonds	1,601	69	—	1,670

Total securities held to maturity	$1,651	$70	$—	$1,721

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
September 30, 2021:
Securities available for sale:

U.S. Treasury bills	$250	$—	$—	$250
Agency mortgage-backed	8,143	293	52	8,384
Agency CMO	13,315	235	20	13,530
Privately-issued CMO	729	81	7	803
Privately-issued ABS	721	51	—	772
SBA certificates	2,157	2	21	2,138
Municipal bonds	170,102	11,055	353	180,804

Total securities available for sale	$195,417	$11,717	$453	$206,681

Securities held to maturity:

Agency mortgage-backed	$64	$5	$—	$69
Municipal bonds	1,773	212	—	1,985

Total securities held to maturity	$1,837	$217	$—	$2,054

The amortized cost and fair value of investment securities as of June 30, 2022 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$8,609	$8,618	$247	$255
Due after one year through five years	24,872	25,103	817	848
Due after five years through ten years	65,933	64,376	537	567
Due after ten years	182,956	170,388	—	—
CMO	11,329	10,894	—	—
ABS	595	608	—	—
SBA certificates	1,712	1,699	—	—
Mortgage-backed securities	27,268	25,690	50	51

	$323,274	$307,376	$1,651	$1,721

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at June 30, 2022 and September 30, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses

	(Dollars in thousands)
June 30, 2022:
Securities available for sale:
Continuous loss position less than twelve months:
U.S. Treasury bills and notes	7	$29,169	$1,605
Agency mortgage-backed securities	10	22,415	1,188
Agency CMO	11	8,947	273
Privately-issued CMO	2	591	15
Municipal bonds	145	139,487	13,229

Total less than twelve months	175	200,609	16,310

Continuous loss position more than twelve months:
Agency mortgage-backed securities	1	2,421	414
Agency CMO	2	1,309	143
Privately-issued CMO	1	20	8
Privately-issued ABS	1	299	7
SBA certificates	2	1,663	15
Municipal bonds	1	1,735	265

Total more than twelve months	8	7,447	852

Total securities available for sale	183	$208,056	$17,162

September 30, 2021:
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	1	$3,056	$52
Agency CMO	2	1,466	20
SBA certificates	1	2,013	20
Municipal bonds	18	13,904	254

Total less than twelve months	22	20,439	346

Continuous loss position more than twelve months:
Privately-issued CMO	1	23	7
SBA certificates	1	88	1
Municipal bonds	1	1,902	99

Total more than twelve months	3	2,013	107

Total securities available for sale	25	$22,452	$453

At June 30, 2022, the Company had one held to maturity agency mortgage-backed security with a fair value of $21.0 million and an unrealized loss of $44,000.  At September 30, 2021, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at June 30, 2022, which consisted of U.S. Treasury bills and notes, agency mortgage-backed securities, agency CMOs, privately-issued CMOs, privately-issued ABS, municipal bonds and SBA certificates, had a fair value as a percentage of amortized cost of 92.4%. The municipal securities are issued by municipal governments, and are generally secured by municipal project revenues or general obligations of the municipality.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At June 30, 2022, the Company held five privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $414,000 and fair value of $404,000 that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various rating agencies.

At June 30, 2022, three privately-issued CMO securities and one privately-issued ABS were in a loss position, and had depreciated approximately 3.2% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $910,000 and a total unrealized loss of $30,000 at June 30, 2022. Based on the independent third party analysis of the expected cash flows, management determined that no other-than-temporary impairment was required to be recognized on the privately issued CMO and ABS portfolios at June 30, 2022. While the Company does not anticipate additional credit-related impairment losses at June 30, 2022, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related impairment charge in the future.

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

During the three and nine-month periods ended June 30, 2021, the Company did not realize any gross gains or losses on sales of available for sale securities.  During the three and nine-month periods ended June 30, 2022, the Company recognized $489,000 of gross gains and $13,000 of gross losses on sales of available for sale securities.

Certain available for sale debt securities were pledged to secure FHLB borrowings at June 30, 2022 and September 30, 2021, and may be pledged to secure federal funds borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at June 30, 2022 and September 30, 2021 consisted of the following:

	June 30,	September 30,
	2022	2021

	(In thousands)
Real estate mortgage:
1-4 family residential	$332,491	$241,425
Commercial	168,588	149,600
Single tenant net lease	506,798	403,692
SBA	61,584	62,805
Multifamily residential	33,870	40,324
Residential construction	17,111	8,330
Commercial construction	4,894	2,717
Land and land development	9,549	10,217
Commercial business	89,897	59,883
SBA commercial business (1)	22,354	80,400
Consumer	34,637	30,563
Total loans	1,281,773	1,089,956

Deferred loan origination fees and costs, net (2)	1,023	281
Allowance for loan losses	(14,980)	(14,301)

Loans, net	$1,267,816	$1,075,936

(1)	Includes $1.8 million and $56.7 million of loans originated under the SBA’s Paycheck Protection Program (“PPP”) at June 30, 2022 and September 30, 2021, respectively.
(2)	Includes $24,000 and $757,000 of net deferred loan fees related to PPP loans as of June 30, 2022 and September 30, 2021, respectively.

During the nine-month period ended June 30, 2022, there were no significant changes in the Company’s lending activities or the methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

At June 30, 2022 and September 30, 2021, the Company did not own any residential real estate properties where physical possession has been obtained. At June 30, 2022 and September 30, 2021, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $66,000 and $124,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of June 30, 2022:

	Principal	Accrued	Net Deferred	Recorded
	Loan	Interest	Loan Origination	Investment
Recorded Investment in Loans:	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)
Residential real estate	$332,491	$1,325	$116	$333,932
Commercial real estate	168,588	500	(286)	168,802
Single tenant net lease	506,798	1,754	(55)	508,497
SBA commercial real estate	61,584	444	1,145	63,173
Multifamily	33,870	63	(41)	33,892
Residential construction	17,111	35	(75)	17,071
Commercial construction	4,894	8	(27)	4,875
Land and land development	9,549	15	(9)	9,555
Commercial business	89,897	305	51	90,253
SBA commercial business	22,354	164	225	22,743
Consumer	34,637	164	(21)	34,780
	$1,281,773	$4,777	$1,023	$1,287,573

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
Recorded Investment in Loans as Evaluated for Impairment:	Impairment	Impairment	Loans

	(In thousands)
Residential real estate	$2,408	$331,524	$333,932
Commercial real estate	942	167,860	168,802
Single tenant net lease	—	508,497	508,497
SBA commercial real estate	6,885	56,288	63,173
Multifamily	363	33,529	33,892
Residential construction	—	17,071	17,071
Commercial construction	—	4,875	4,875
Land and land development	—	9,555	9,555
Commercial business	1,037	89,216	90,253
SBA commercial business	809	21,934	22,743
Consumer	260	34,520	34,780
	$12,704	$1,274,869	$1,287,573

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of June 30, 2022 and September 30, 2021:

	Individually	Collectively
	Evaluated for	Evaluated for	Ending
	Impairment	Impairment	Balance

	(In thousands)
June 30, 2022:
Residential real estate	$29	$2,412	$2,441
Commercial real estate	—	1,535	1,535
Single tenant net lease	—	3,563	3,563
SBA commercial real estate	291	2,541	2,832
Multifamily	—	263	263
Residential construction	—	288	288
Commercial construction	—	88	88
Land and land development	—	161	161
Commercial business	—	1,240	1,240
SBA commercial business	558	1,613	2,171
Consumer	—	398	398

	$878	$14,102	$14,980

September 30, 2021:
Residential real estate	$—	$1,438	$1,438
Commercial real estate	—	2,806	2,806
Single tenant net lease	—	2,422	2,422
SBA commercial real estate	114	3,361	3,475
Multifamily	—	518	518
Residential construction	—	191	191
Commercial construction	—	63	63
Land and land development	—	235	235
Commercial business	—	1,284	1,284
SBA commercial business	18	1,328	1,346
Consumer	1	522	523

	$133	$14,168	$14,301

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2022 and 2021:

	Beginning Balance	Provisions (Credits)	Charge-Offs	Recoveries	Ending Balance

	(In thousands)
June 30, 2022:
Residential real estate	$1,345	$1,091	$—	$5	$2,441
Commercial real estate	2,451	(916)	—	—	1,535
Single tenant net lease	2,619	944	—	—	3,563
SBA commercial real estate	3,633	(745)	(71)	15	2,832
Multifamily	353	(90)	—	—	263
Residential construction	233	55	—	—	288
Commercial construction	67	21	—	—	88
Land and land development	243	(82)	—	—	161
Commercial business	1,303	(93)	—	30	1,240
SBA commercial business	1,775	377	(1)	20	2,171
Consumer	453	(30)	(37)	12	398
	$14,475	$532	$(109)	$82	$14,980

June 30, 2021:
Residential real estate	$1,622	$(209)	$—	$7	$1,420
Commercial real estate	3,060	(263)	—	—	2,797
Single tenant net lease	3,349	(1,045)	—	—	2,304
SBA commercial real estate	3,802	(168)	(59)	—	3,575
Multifamily	810	(125)	—	—	685
Residential construction	136	66	—	—	202
Commercial construction	239	(168)	—	—	71
Land and land development	283	(17)	—	—	266
Commercial business	1,536	(159)	—	—	1,377
SBA commercial business	1,549	(162)	(21)	10	1,376
Consumer	1,033	(480)	(28)	44	569
	$17,419	$(2,730)	$(108)	$61	$14,642

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended June 30, 2022 and 2021:

	Beginning	Provisions			Ending
	Balance	(Credits)	Charge-Offs	Recoveries	Balance

	(In thousands)
June 30, 2022:
Residential real estate	$1,438	$1,015	$(23)	$11	$2,441
Commercial real estate	2,806	(1,271)	—	—	1,535
Single tenant net lease	2,422	1,141	—	—	3,563
SBA commercial real estate	3,475	(548)	(110)	15	2,832
Multifamily	518	(255)	—	—	263
Residential construction	191	97	—	—	288
Commercial construction	63	25	—	—	88
Land and land development	235	(74)	—	—	161
Commercial business	1,284	(133)	—	89	1,240
SBA commercial business	1,346	1,059	(285)	51	2,171
Consumer	523	(28)	(127)	30	398
	$14,301	$1,028	$(545)	$196	$14,980

June 30, 2021:
Residential real estate	$1,255	$154	$(5)	$16	$1,420
Commercial real estate	3,058	(261)	—	—	2,797
Single tenant net lease	3,017	(713)	—	—	2,304
SBA commercial real estate	4,154	(5)	(581)	7	3,575
Multifamily	772	(87)	—	—	685
Residential construction	243	(41)	—	—	202
Commercial construction	181	(110)	—	—	71
Land and land development	243	23	—	—	266
Commercial business	1,449	(77)	—	5	1,377
SBA commercial business	1,539	(172)	(21)	30	1,376
Consumer	1,115	(486)	(125)	65	569
	$17,026	$(1,775)	$(732)	$123	$14,642

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of June 30, 2022 and for the three and nine-months ended June 30, 2022 and 2021. The Company did not recognize any interest income on impaired loans using the cash receipts method during the three and nine-month periods ended June 30, 2022 and 2021.

	At June 30, 2022			Three Months Ended June 30,				Nine Months Ended June 30,
				2022	2022	2021	2021	2022	2022	2021	2021
		Unpaid		Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$2,144	$2,439	$—	$3,129	$15	$3,890	$15	$3,286	$44	$4,591	$53
Commercial real estate	942	1,013	—	1,024	7	1,149	7	1,052	21	1,163	22
Single tenant net lease	—	—	—	—	—	—	—	—	—	—	—
SBA commercial real estate	5,159	5,793	—	6,441	—	2,856	—	7,271	—	2,908	—
Multifamily	363	406	—	411	3	627	—	419	5	662	—
Residential construction	—	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	1	—	—	—	1	—
Commercial business	1,037	1,134	—	1,188	10	1,709	1	1,350	18	1,690	2
SBA commercial business	449	805	—	444	—	931	—	473	—	674	—
Consumer	91	84	—	100	—	75	1	94	1	88	2
	$10,185	$11,674	$—	$12,737	$35	$11,238	$24	$13,945	$89	$11,777	$79

Loans with an allowance recorded:
Residential real estate	$264	$267	$29	$261	$—	$151	$—	$257	$—	$119	$—
Commercial real estate	—	—	—	—	—	—	—	—	—	—	—
Single tenant net lease	—	—	—	—	—	—	—	—	—	—	—
SBA commercial real estate	1,726	2,507	291	1,510	—	3,958	—	1,267	—	3,888	—
Multifamily	—	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	2	—	—	—	1	—
SBA commercial business	360	373	558	454	—	210		337	—	304	—
Consumer	169	169	—	154	—	115	—	146	—	175	—
	$2,519	$3,316	$878	$2,379	$—	$4,436	$—	$2,007	$—	$4,487	$—

Total:
Residential real estate	$2,408	$2,706	$29	$3,390	$15	$4,041	$15	$3,543	$44	$4,710	$53
Commercial real estate	942	1,013	—	1,024	7	1,149	7	1,052	21	1,163	22
Single tenant net lease	—	—	—	—	—	—	—	—	—	—	—
SBA commercial real estate	6,885	8,300	291	7,951	—	6,814	—	8,538	—	6,796	—
Multifamily	363	406	—	411	3	627	—	419	5	662	—
Residential construction	—	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	1	—	—	—	1	—
Commercial business	1,037	1,134	—	1,188	10	1,711	1	1,350	18	1,691	2
SBA commercial business	809	1,178	558	898	—	1,141	—	810	—	978	—
Consumer	260	253	—	254	—	190	1	240	1	263	2
	$12,704	$14,990	$878	$15,116	$35	$15,674	$24	$15,952	$89	$16,264	$79

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2022 and September 30, 2021:

	At June 30, 2022			At September 30, 2021
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)

Residential real estate	$1,358	$—	$1,358	$1,894	$—	$1,894
Commercial real estate	543	—	543	599	—	599
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	6,885	—	6,885	9,153	472	9,625
Multifamily	—	—	—	482	—	482
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—
Commercial business	27	—	27	1,370	—	1,370
SBA commercial business	809	—	809	1,296	—	1,296
Consumer	260	—	260	206	—	206

Total	$9,882	$—	$9,882	$15,000	$472	$15,472

The following table presents the aging of the recorded investment in past due loans at June 30, 2022:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$839	$40	$156	$1,035	$332,897	$333,932
Commercial real estate	26	—	543	569	168,233	168,802
Single tenant net lease	—	—	—	—	508,497	508,497
SBA commercial real estate	—	—	2,936	2,936	60,237	63,173
Multifamily	197	—	—	197	33,695	33,892
Residential construction	—	—	—	—	17,071	17,071
Commercial construction	—	—	—	—	4,875	4,875
Land and land development	—	—	—	—	9,555	9,555
Commercial business	17	248	27	292	89,961	90,253
SBA commercial business	—	—	211	211	22,532	22,743
Consumer	15	43	54	112	34,668	34,780

Total	$1,094	$331	$3,927	$5,352	$1,282,221	$1,287,573

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of June 30, 2022:

		Special
June 30, 2022:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$331,893	$—	$1,875	$164	$—	$333,932
Commercial real estate	168,043	—	759	—	—	168,802
Single tenant net lease	508,497	—	—	—	—	508,497
SBA commercial real estate	51,628	1,144	8,736	1,665	—	63,173
Multifamily	33,529	—	363	—	—	33,892
Residential construction	17,071	—	—	—	—	17,071
Commercial construction	4,875	—	—	—	—	4,875
Land and land development	9,555	—	—	—	—	9,555
Commercial business	88,919	—	1,334	—	—	90,253
SBA commercial business	20,032	—	2,670	41	—	22,743
Consumer	34,689	—	91	—	—	34,780

Total	$1,268,731	$1,144	$15,828	$1,870	$—	$1,287,573

The following table presents the recorded investment in loans by risk category as of September 30, 2021:

		Special
September 30, 2021:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$240,078	$—	$2,018	$174	$—	$242,270
Commercial real estate	143,031	4,059	2,865	—	—	149,955
Single tenant net lease	404,938	—	—	—	—	404,938
SBA commercial real estate	45,465	5,343	10,339	3,239	—	64,386
Multifamily	39,871	—	482	—	—	40,353
Residential construction	8,295	—	—	—	—	8,295
Commercial construction	2,695	—	—	—	—	2,695
Land and land development	10,229	—	—	—	—	10,229
Commercial business	58,583	—	1,520	—	—	60,103
SBA commercial business	70,019	6,914	3,808	30	—	80,771
Consumer	30,570	—	70	—	—	30,640

Total	$1,053,774	$16,316	$21,102	$3,443	$—	$1,094,635

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

The following table summarizes the Company’s recorded investment in TDRs at June 30, 2022 and September 30, 2021. There was $3,000 of specific reserve included in the allowance for loan losses related to TDRs at June 30, 2022. There was no specific reserve included in the allowance for loan losses related to TDRs at September 30, 2021.

	Accruing	Nonaccrual	Total

	(In thousands)
June 30, 2022:
Residential real estate	$1,050	$—	$1,050
Commercial real estate	399	444	843
SBA commercial real estate	—	1,627	1,627
Multifamily	363	—	363
Commercial business	1,010	—	1,010
SBA commercial business	—	281	281
Total	$2,822	$2,352	$5,174

September 30, 2021:
Residential real estate	$1,173	$—	$1,173
Commercial real estate	422	465	887
SBA commercial real estate	—	3,240	3,240
Multifamily	—	482	482
Commercial business	106	1,367	1,473
Consumer	42	—	42
Total	$1,743	$5,554	$7,297

The following table summarizes information regarding TDRs that were restructured during the three- and nine-month periods ended June 30, 2022 and the nine-month period ended June 30, 2021:

		Pre-Modification	Post-Modification
	Number of Loans	Principal Balance	Principal Balance

	(Dollars in thousands)
Three Months Ended June 30, 2022:
SBA commercial business	1	$397	$397
Total	1	$397	$397
Nine Months Ended June 30, 2022:
Commercial business	1	$397	$397
Total	1	$397	$397
Nine Months Ended June 30, 2021:
Commercial business	1	$126	$126
Total	1	$126	$126

There were no TDRs that were restructured during the three- months ended June 30, 2021.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

At June 30, 2022 and September 30, 2021, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

There were no principal charge-offs recorded as a result of TDRs during the three- and nine-month periods ended June 30, 2022.  There were principal charge-offs totaling $59,000 and $457,000 recorded as a result of TDRs during the three- and nine-month periods ended June 30, 2021, respectively. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment.  As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three- and nine-month periods ended June 30, 2022 and 2021, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encouraged financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance indicated that, in consultation with the Financial Accounting Standards Board (“FASB”), the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022 or 60 days after the national emergency concerning COVID-19 terminates. At June 30, 2022, no loans remained under the Company’s payment extension program.

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

The unpaid principal balance of SBA loans serviced for others was $247.5 million, $244.8 million and $239.5 million at June 30, 2022, September 30, 2021 and June 30, 2021, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $20,000 and $74,000 for the three- and nine-month periods ended June 30, 2022, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $32,000 and $69,000 for the three- and nine-month periods ended June 30, 2021, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $606,000 and $1.9 million for the three- and nine-month periods ended June 30, 2022, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $591,000 and $1.6 million for the three- and nine-month periods ended June 30, 2021, respectively. Net servicing income and costs related to SBA loans are included in other noninterest income in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of SBA loan servicing rights for the three- and nine-month periods ended June 30, 2022 and 2021 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Balance, beginning of period	$4,447	$4,122	$4,447	$3,748
Servicing rights capitalized	112	505	772	1,577
Amortization	(219)	(227)	(771)	(603)
Direct write-offs	(103)	(105)	(217)	(380)
Change in valuation allowance	(187)	70	(181)	23
Balance, end of period	$4,050	$4,365	$4,050	$4,365

There was a valuation allowance of $187,000 and $6,000 related to SBA loan servicing rights at June 30, 2022 and September 30, 2021, respectively.

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

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the MSRs at June 30, 2022 and September 30, 2021 were as follows:

	Range of Assumption	Range of Assumption
	(Weighted Average)	(Weighted Average)
Assumption	June 30, 2022	September 30, 2021
Discount rate	9.00% to 14.00% (9.01%)	8.50% to 10.00% (8.51%)
Prepayment rate	0.00% to 74.82% (6.62%)	6.04% to 43.27% (10.00%)

The unpaid principal balance of residential mortgage loans serviced for others was $4.94 billion and $4.64 billion at June 30, 2022 and September 30, 2021, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $40.7 million and $40.5 million at June 30, 2022 and September 30, 2021, respectively. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $2.2 million and $6.6 million for the three- and nine-month periods ended June 30, 2022, respectively. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $1.6 million and $4.0 million for the three- and nine-month periods ended June 30, 2021, respectively. Contractually specified servicing fees are included in mortgage banking income in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Changes in the carrying value of MSRs accounted for at fair value for the three- and nine-month periods ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)

Fair value, beginning of period	$63,660	$45,245	$49,579	$21,703
Servicing rights capitalized	2,731	5,195	10,581	32,678
Changes in fair value related to:
Loan repayments	(1,695)	(2,336)	(6,117)	(6,885)
Change in valuation model inputs or assumptions	143	(691)	10,796	(83)
Balance, end of period	$64,839	$47,413	$64,839	$47,413

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

The unpaid principal balance of nonresidential mortgage loans serviced for others was $44.4 million at June 30, 2022.  Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $16,000 and $35,000 for the three- and nine-month periods ended June 30, 2022.  Contractually specified servicing fees on nonresidential mortgage loans serviced for others are included in other noninterest income in the consolidated statements of income.

An analysis of nonresidential MSRs for the three- and nine-month periods ended June 30, 2022 is as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2022	June 30, 2022

	(In thousands)

Balance, beginning of period	$160	$—
Servicing rights capitalized	—	160
Amortization	(10)	(10)
Direct write-offs	—	—
Change in valuation allowance	—	—
Balance, end of period	$150	$150

There was no valuation allowance related to nonresidential MSRs at June 30, 2022.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Deposits

Deposits at June 30, 2022 and September 30, 2021 consisted of the following:

	June 30,	September 30,
	2022	2021

	(In thousands)

Noninterest-bearing demand deposits	$343,292	$291,039
NOW accounts	329,941	315,169
Money market accounts	214,021	222,972
Savings accounts	172,687	162,033
Retail time deposits	126,641	136,309
Brokered & reciprocal time deposits	159,125	100,058
Total	$1,345,707	$1,227,580

5.	Supplemental Disclosure for Net Income Per Share

Net income per share information is presented below for the three- and nine-month periods ended June 30, 2022 and 2021. All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$2,638	$4,308	$13,978	$24,718
Shares:
Weighted average common shares outstanding, basic	7,073,204	7,109,481	7,082,034	7,106,505

Net income per common share, basic	$0.37	$0.61	$1.97	$3.48

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$2,638	$4,308	$13,978	$24,718
Shares:
Weighted average common shares outstanding, basic	7,073,204	7,109,481	7,082,034	7,106,505
Add: Dilutive effect of outstanding options	66,816	60,066	74,781	50,739
Add: Dilutive effect of restricted stock	5,268	9,396	9,817	8,991
Weighted average common shares outstanding, as adjusted	7,145,288	7,178,943	7,166,632	7,166,235

Net income per common share, diluted	$0.37	$0.60	$1.95	$3.45

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

Stock options for 137,250 shares of common stock were excluded from the calculation of diluted net income per common share for the three- and nine-month periods ended June 30, 2022, because their effect was antidilutive. Stock options for 14,400 and

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

72,939 shares of common stock were excluded from the calculation of diluted net income per common share for the three- and nine-month periods ended June 30, 2021, respectively, because their effect was antidilutive. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three- and nine-month periods ended June 30, 2022 and 2021.

6.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2022	2021

	(In thousands)
Cash payments for:
Interest	$5,753	$6,272
Income taxes (net of refunds received)	77	8,937
Noncash investing and financing activities:
Transfers from loans to other real estate owned	—	375
Transfers from other real estate owned to premises and equipment	721	—
Transfers from loans to loans held for sale	60,662	41,703
Noncash exercise of stock options	—	77

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2022 and September 30, 2021.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
June 30, 2022:
Assets Measured – Recurring Basis:
Securities available for sale:
U.S. Treasury bills and notes	$—	$29,169	$—	$29,169
Agency mortgage-backed	—	25,690	—	25,690
Agency CMO	—	10,256	—	10,256
Privately-issued CMO	—	638	—	638
Privately-issued ABS	—	608	—	608
SBA certificates	—	1,699	—	1,699
Municipal	—	239,316	—	239,316
Total securities available for sale	$—	$307,376	$—	$307,376
Residential mortgage loans held for sale	$—	$94,670	$—	$94,670
Derivative assets (included in other assets)	$—	$348	$904	$1,252
Equity securities (included in other assets)	$101	$—	$—	$101
Residential mortgage servicing rights	$—	$—	$64,839	$64,839

Liabilities Measured – Recurring Basis:
Derivative liabilities (included in other liabilities)	$—	$404	$301	$705

Assets Measured – Nonrecurring Basis:
Impaired loans:
Residential real estate	$—	$—	$235	$235
Commercial real estate	—	—	—	—
SBA commercial real estate	—	—	1,905	1,905
Multifamily	—	—	—	—
Commercial business	—	—	—	—
SBA commercial business	—	—	—	—
Consumer	—	—	—	—
Total impaired loans	$—	$—	$2,140	$2,140
SBA loan servicing rights	$—	$—	$3,056	$3,056

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine-month period ended June 30, 2022.

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

SBA and Single Tenant Net Lease Loans Held for Sale. SBA and single tenant net lease loans held for sale are carried at the lower of cost or market value. At September 30, 2021, the fair value of SBA loans held for sale was obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and was classified as Level 2 in the fair value hierarchy. The fair value of SBA loans held for sale reflects management’s estimate based on the weighted average price of SBA loans sold to investors during the current quarter, and is classified as Level 3 in the fair value hierarchy. At June 30, 2022, the fair value of single tenant net lease loans held for sale is estimated to approximate carrying value and is classified as Level 3 in the fair value hierarchy. At June 30, 2022 and September 30, 2021, the Company did not have any SBA or single tenant net lease loans held for sale measured at fair value on a nonrecurring basis.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three - and nine-month periods ended June 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021

Beginning balance	$(2,923)	$262	$1,567	$14,937
Unrealized gains (losses) recognized in earnings, net of settlements	3,526	1,777	(964)	(12,898)

Ending balance	$603	$2,039	$603	$2,039

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income.  Gains recognized in earnings for the nine-month periods ended June 30, 2022 and 2021 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $603,000 and $2.0 million, respectively.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of June 30, 2022 and September 30, 2021.

		Range of Inputs	Range of Inputs
	Significant	(Weighted Average)	(Weighted Average)
	Unobservable	June 30,	September 30,
Financial Instrument	Inputs	2022	2021

Interest rate lock commitments	Pull-through rate	44% - 100% (84%)	58% - 100% (83%)
	Direct costs to close	0.28% - 1.75% (0.52%)	0.37% - 1.74% (0.86%)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

At June 30, 2022 and September 30, 2021, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts from appraised value ranging from 0.0% to 100.0%, for both periods, and estimated costs to sell the collateral ranging from 0.0% to 10.0% and 0.0% to 26.0%, respectively. During the three-and nine-month periods ended June 30, 2022, the Company recognized provisions for loan losses on impaired loans of $508,000 and $1.7 million, respectively. During the three- and nine-month periods ended June 30, 2021, the Company recognized provisions for loan losses on impaired loans of $87,000 and $354,000, respectively.

SBA and Nonresidential Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold.  The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy.  At June 30, 2022, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value included discount rates ranging from 0.50% to 25.00% with a weighted average of 12.05% and prepayment speed assumptions ranging from 0.00% to 25.29% with a weighted average rate of 14.84%.  At September 30, 2021, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value included discount rates ranging from 4.62% to 22.34% with a weighted average of 14.45% and prepayment speed assumptions ranging from 8.30% to 24.51% with a weighted average rate of 15.84%. Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company recognized impairment charges of $187,000 on SBA loan servicing rights for the three- and nine-month periods ended June 30, 2022, respectively.  The Company reversed impairment charges of $70,000 and $23,000 on SBA loan servicing rights for the three- and nine-month periods ended June 30, 2021, respectively.

Nonresidential mortgage loan servicing rights represent the value associated with servicing single tenant net lease loans that have been sold.  The fair value of nonresidential mortgage loan servicing rights is determined by management on a quarterly basis using a discounted cash flow model, and is classified as Level 3 in the fair value hierarchy.  At June 30, 2022 and September 30, 2021, the Company did not have any nonresidential mortgage loan servicing rights measured at fair value on a nonrecurring basis.  The Company did not recognize any impairment charges on nonresidential mortgage loan servicing rights for the three- and nine-month periods ended June 30, 2022 and 2021.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At June 30, 2022 and September 30, 2021, the Company did not have any other real estate owned measured at fair value on a nonrecurring basis. The Company did not recognize any charges to write down other real estate owned to fair value for the three - and nine-month periods ended June 30, 2022 and 2021.

There were no transfers into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three- and nine-month periods ended June 30, 2022.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of June 30, 2022 and September 30, 2021.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of June 30, 2022 and September 30, 2021.

Aggregate
	Aggregate	Principal
	Fair Value	Balance
(In thousands)	June 30, 2022	June 30, 2022	Difference

Residential mortgage loans held for sale	$94,670	$93,665	$1,005

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	September 30,	September 30,
(In thousands)	2021	2021	Difference

Residential mortgage loans held for sale	$167,813	$163,158	$4,655

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three-and nine-month periods ended June 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021

Gains (losses) – included in mortgage banking income	$804	$4,647	$(117)	$4,838
Interest income	1,127	1,134	3,080	4,398

	$1,931	$5,781	$2,963	$9,236

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

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2022:
Financial assets:
Cash and due from banks	$14,074	$14,074	$—	$—
Interest-bearing deposits with banks	23,394	23,394	—	—
Interest-bearing time deposits	1,616	—	1,616	—
Securities available for sale	307,376	—	307,376	—
Securities held to maturity	1,651	—	1,721	—
Residential mortgage loans held for sale	94,670	—	94,670	—
Single tenant net lease loans held for sale	73,276	—	—	73,276
SBA loans held for sale	20,085	—	—	22,576
Loans, net	1,267,816	—	—	1,288,444
FRB and FHLB stock	19,704	N/A	N/A	N/A
Accrued interest receivable	7,829	—	7,829	—
Residential mortgage loan servicing rights	64,839	—	—	64,839
Nonresidential mortgage loan servicing rights	150	—	—	150
SBA loan servicing rights	4,050	—	—	4,053
Derivative assets (included in other assets)	1,252	—	348	904
Equity securities (included in other assets)	101	101	—	—

Financial liabilities:
Deposits	1,345,707	—	—	1,342,122
Borrowings from FHLB	404,098	—	400,106	—
Subordinated note	50,160	—	50,145	—
Accrued interest payable	720	—	720	—
Advance payments by borrowers for taxes and insurance	1,116	—	1,116	—
Derivative liabilities (included in other liabilities)	705	—	404	301

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2021:
Financial assets:
Cash and due from banks	$14,191	$14,191	$—	$—
Interest-bearing deposits with banks	19,237	19,237	—	—
Interest-bearing time deposits	2,222	—	2,222	—
Securities available for sale	206,681	—	206,681	—
Securities held to maturity	1,837	—	2,054	—
Residential mortgage loans held for sale	167,813	—	167,813	—
Single tenant net lease loans held for sale	23,020	—	—	23,020
SBA loans held for sale	24,107	—	27,312	—
Loans, net	1,075,936	—	—	1,124,226
FRB and FHLB stock	19,258	N/A	N/A	N/A
Accrued interest receivable	6,243	—	6,243	—
Residential mortgage loan servicing rights	49,579	—	—	49,579
SBA loan servicing rights	4,447	—	—	4,646
Derivative assets (included in other assets)	3,632	—	1,465	2,167
Equity securities (included in other assets)	112	112	—	—

Financial liabilities:
Deposits	1,227,580	—	—	1,228,147
Borrowings from FHLB	250,000	—	251,877	—
Subordinated note	19,865	—	21,083	—
Accrued interest payable	258	—	258	—
Advance payments by borrowers for taxes and insurance	2,076	—	2,076	—
Derivative liabilities (included in other liabilities)	635	—	35	600

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits, accrued interest receivable and payable, advance payments by borrowers for taxes and insurance, demand deposits and other transaction accounts. The fair value of loans (excluding loans held for sale), fixed-maturity certificates of deposit, and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods and assumptions used to estimate the fair value of investment securities, loans held for sale, loan servicing rights, and derivative assets and liabilities are discussed previously in Note 7. The methods utilized to measure the fair value of financial instruments at June 30, 2022 and September 30, 2021 represent an approximation of exit price, but an actual exit price may differ.

8.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements because the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts or by utilizing the dividends as additional debt service on the ESOP loan. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

principal and interest payments to the total of the current year and future years’ principal and interest to be paid on the employer loan. Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three- and nine -month periods ended June 30, 2022 and 2021. The ESOP trust held 309,304 and 335,958 shares of Company common stock at June 30, 2022 and September 30, 2021, respectively.

9.	Stock Based Compensation Plans

The Company maintains three equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016, and the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan may not exceed 356,058 shares, consisting of 267,043 stock options and 89,015 shares of restricted stock. At June 30, 2022, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan. At June 30, 2022, 4,560 shares of the Company’s common stock were available for issuance under the 2016 Plan, of which 1,500 shares were available for restricted stock and 3,060 shares were available for stock options. At June 30, 2022, 173,058 shares of the Company’s common stock were available for issuance under the 2021 Plan, of which 43,265 shares were available for restricted stock and 129,793 shares were available for stock options. The Company generally issues new shares under the 2016 and 2021 Plans from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

The fair value of options granted during the nine-month period ended June 30, 2022 was determined using the following assumptions:

Expected dividend yield	2.32%
Risk-free interest rate	1.55%
Expected volatility	27.0%
Expected life of options	7.1 years
Weighted average fair value at grant date	$7.03

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of stock option activity as of June 30, 2022, and changes during the nine-month period then ended is presented below.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Dollars in thousands, except per share data)

Outstanding at beginning of period	217,074	$16.58
Granted	137,250	26.72
Exercised	—	—
Forfeited or expired	—	—
Outstanding at end of period	354,324	$20.51	7.0	$1,598
Vested and expected to vest	354,324	$20.51	7.0	$1,598
Exercisable at end of period	171,299	$15.25	4.9	$1,489

There were no stock options exercised during the nine-month period ended June 30, 2022. The intrinsic value of stock options exercised during the nine-month period ended June 30, 2021 was $36,000. The Company recognized compensation expense related to stock options of $81,000 and $214,000 for the three- and nine-month periods ended June 30, 2022, respectively. The Company recognized compensation expense related to stock options of $22,000 and $69,000 for the three- and nine-month periods ended June 30, 2021, respectively. At June 30, 2022, there was $858,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 4.24 years. There was no cash received or tax benefit from the exercise of stock options during the nine-month period ended June 30, 2022. Cash received from the exercise of stock options and the tax benefit from the exercise of stock options totaled $4,000 and $6,000, respectively, for the nine-month period ended June 30, 2021.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three- and nine-month periods ended June 30, 2022 was $105,000 and $286,000, respectively. Compensation expense related to restricted stock recognized for the three- and nine-month periods ended June 30, 2021 was $43,000 and $138,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of June 30, 2022 and changes during the nine-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2021	17,799	$16.72
Granted	45,750	$26.72
Vested	(12,225)	$14.88
Forfeited	—	$—
Nonvested at March 31, 2022	51,324	$26.07

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

There were 12,225 restricted shares vested during the nine-month period ended June 30, 2022 with a total fair value of $327,000. There were 13,125 restricted shares that vested during the nine-month period ended June 30, 2021 with a total fair value of $277,000. At June 30, 2022, there was $1.1 million of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 4.20 years.

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

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements. However, the Company has not elected to offset such financial instruments in the consolidated balance sheets. The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. At both June 30, 2022 and September 30, 2021, the Company had cash collateral posted with certain derivative counterparties of $2.4 million, against its derivative obligations. Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

The tables below provide information on the Company’s derivative financial instruments as of June 30, 2022 and September 30, 2021.

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
(In thousands)	June 30, 2022	June 30, 2022	June 30, 2022

Interest rate lock commitments	$151,745	$904	$301
Forward mortgage loan sale contracts	111,000	348	404

	$262,745	$1,252	$705

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	September 30,	September 30,	September 30,
(In thousands)	2021	2021	2021

Interest rate lock commitments	$331,178	$2,167	$600
Forward mortgage loan sale contracts	291,750	1,465	35

	$622,928	$3,632	$635

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three- and nine-month periods ended June 30, 2022 and 2021 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021

Interest rate lock commitments	$3,526	$1,777	$(964)	$(12,898)
Forward mortgage loan sale contracts	6,091	(6,308)	19,098	5,306

	$9,617	$(4,531)	$18,134	$(7,592)

11.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer was 2.50% for 2022 and 2021. The Bank met all capital adequacy requirements to which it was subject as of June 30, 2022 and September 30, 2021.

As of June 30, 2022, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2022:

Total capital (to risk-weighted assets):
Consolidated	$224,143	13.17%	$136,125	8.00%	N/A	N/A
Bank	204,708	12.04	135,964	8.00	$169,955	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$159,003	9.34%	$102,093	6.00%	N/A	N/A
Bank	189,728	11.16	101,973	6.00	$135,964	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,003	9.34%	$76,570	4.50%	N/A	N/A
Bank	189,728	11.16 	76,480	4.50	$110,471	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$159,003	8.38%	$75,878	4.00%	N/A	N/A
Bank	189,728	9.98	76,069	4.00	$95,086	5.00%

As of September 30, 2021:

Total capital (to risk-weighted assets):
Consolidated	$193,476	14.28%	$108,401	8.00%	N/A	N/A
Bank	183,885	13.60	108,156	8.00	$135,195	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$159,310	11.76%	$81,301	6.00%	N/A	N/A
Bank	169,584	12.54	81,117	6.00	$108,156	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,310	11.76%	$60,976	4.50%	N/A	N/A
Bank	169,584	12.54	60,838	4.50	$87,877	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$159,310	9.73%	$65,480	4.00%	N/A	N/A
Bank	169,584	10.07	67,333	4.00	$84,166	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	Recent Accounting Pronouncements

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.  The ASU eliminates the current accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.  Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan.  For public business entities, the ASU also requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases.  For entities that have not yet adopted the amendments in ASU No. 2016-13, the effective dates for the amendments in the ASU are the same as the effective dates in ASU No. 2016-13.  The amendments should generally be applied prospectively, although for the transition method related to the recognition and measurement of TDRs an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.  The Company is currently assessing the impact of the guidance, but its adoption is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurements (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  It also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction.  For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.  Early adoption is permitted and the amendments in the ASU should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption.  The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Three Months Ended June 30, 2022:
Net interest income (loss)	$14,543	$1,449	$614	$(695)	$15,911
Provision (credit) for loan losses	910	(378)	—	—	532
Net interest income (loss) after provision	13,633	1,827	614	(695)	15,379
Net gains on sales of loans, SBA	—	486	—	—	486
Mortgage banking income	—	—	7,093	—	7,093
Noninterest income	2,379	584	7,070	—	10,033
Noninterest expense (income)	10,324	2,341	10,307	(137)	22,835
Income (loss) before taxes	5,688	70	(2,623)	(558)	2,577
Income tax expense (benefit)	797	26	(655)	(229)	(61)
Segment profit (loss)	4,891	44	(1,968)	(329)	2,638
Non-cash items:
Depreciation and amortization	538	7	39	(30)	614
Segment assets at June 30, 2022	1,816,229	103,448	169,765	(82,776)	2,006,666

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Nine Months Ended June 30, 2022:
Net interest income (loss)	$38,559	$4,926	$1,711	$(1,369)	$43,827
Provision (credit) for loan losses	526	502	—	—	1,028
Net interest income (loss) after provision	38,033	4,424	1,711	(1,369)	42,799
Net gains on sales of loans, SBA	—	3,449	—	—	3,449
Mortgage banking income	(2)	—	36,093	—	36,091
Noninterest income	6,484	4,143	36,069	—	46,696
Noninterest expense (income)	29,687	6,830	36,838	(207)	73,148
Income (loss) before taxes	14,830	1,737	942	(1,162)	16,347
Income tax expense (benefit)	1,954	531	440	(556)	2,369
Segment profit (loss)	12,876	1,206	502	(606)	13,978
Non-cash items:
Depreciation and amortization	1,607	23	129	91	1,850
Segment assets at June 30, 2022	1,816,229	103,448	169,765	(82,776)	2,006,666

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Three Months Ended June 30, 2021:
Net interest income (loss)	$11,709	$2,510	$318	$(308)	$14,229
Provision (credit) for loan losses	(2,401)	(329)	—	—	(2,730)
Net interest income (loss) after provision	14,110	2,839	318	(308)	16,959
Net gains on sales of loans, SBA	—	2,322	—	—	2,322
Mortgage banking income	—	—	14,351	—	14,351
Noninterest income	1,509	2,675	14,601	—	18,785
Noninterest expense	9,250	2,206	19,049	114	30,619
Income (loss) before taxes	6,369	3,308	(4,130)	(422)	5,125
Income tax expense (benefit)	917	790	(765)	(125)	817
Segment profit (loss)	5,452	2,518	(3,365)	(297)	4,308
Non-cash items:
Depreciation and amortization	479	11	61	17	568
Segment assets at June 30, 2021	1,439,697	200,827	301,858	(183,754)	1,758,628

	Core	SBA	Mortgage		Consolidated
	Banking	Lending	Banking	Other	Totals

	(In thousands)
Nine Months Ended June 30, 2021:
Net interest income (loss)	$34,296	$7,884	$1,488	$(920)	$42,748
Provision (credit) for loan losses	(1,593)	(182)	—	—	(1,775)
Net interest income (loss) after provision	35,889	8,066	1,488	(920)	44,523
Net gains on sales of loans, SBA	—	6,828	—	—	6,828
Mortgage banking income	2	—	91,501	—	91,503
Noninterest income	4,551	7,467	91,923	—	103,941
Noninterest expense (income)	26,760	7,401	80,437	(293)	114,305
Income (loss) before taxes	13,680	8,132	12,974	(627)	34,159
Income tax expense (benefit)	2,239	1,900	5,270	(370)	9,039
Segment profit (loss)	11,441	6,232	7,704	(257)	25,120
Non-cash items:
Depreciation and amortization	1,433	34	182	51	1,700
Segment assets at June 30, 2021	1,439,697	200,827	301,858	(183,754)	1,758,628

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three- and nine-month periods ended June 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)

Service charges on deposit accounts	$462	$343	$1,329	$1,067
ATM and interchange fees	774	650	2,047	1,795
Investment advisory income	177	406	522	905
Other	26	26	84	81
Revenue from contracts with customers	1,439	1,425	3,982	3,848

Gain on securities	465	—	465	—
Gain on sale of SBA loans	486	2,322	3,449	6,828
Gain on sale of single tenant net lease loans	—	—	719	—
Mortgage banking income	7,093	14,351	36,091	91,503
Increase in cash value of life insurance	277	179	782	539
Real estate lease income	155	148	451	444
Other income	118	360	757	779
Other noninterest income	8,594	17,360	42,714	100,093

Total noninterest income	$10,033	$18,785	$46,696	$103,941

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

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheet and was $4.6 million and $5.8 million at June 30, 2022 and September 30,2021, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The Company recorded a lease liability in other liabilities on the consolidated balance sheet, which had a balance of $4.7 million and $5.9 million at June 30, 2022 and September 30, 2021, respectively.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants. At June 30, 2022, the Company had not entered into any leases that had yet to commence.

Lease expense for the three- and nine-month periods ended June 30, 2022 was $288,000 and $890,000, respectively. Lease expense for the three- and nine-month periods ended June 30, 2021 was $573,000 and $1.6 million, respectively. The components of lease expense for the three- and nine-month periods ended June 30, 2022 and 2021 were as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

	(In thousands)
Operating lease cost	$239	$323	$496	$957
Short-term lease cost	49	250	394	662
	$288	$573	$890	$1,619

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Future minimum commitments due under these lease agreements as of June 30, 2022 are as follows, including renewal options that are reasonably certain to be exercised:

(In thousands)
2022 (remaining three months)	$118
2023	451
2024	333
2025	228
2026	203
Thereafter	5,202
Total lease payments	6,535
Less imputed interest	(1,848)
Total	$4,687

The lease term and discount rate at June 30, 2022 and September 30, 2021 were as follows:

	June 30,	September 30,
	2022	2021
Weighted-average remaining lease term (years)	23.6	21.5
Weighted-average discount rate	2.86%	2.53%

Supplemental cash flow information for the nine-month periods ended June 30, 2022 and 2021 related to leases was as follows:

	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$489	$1,016
ROU assets obtained in exchange for lease obligations:
Operating leases	$275	$2,038

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

16.Mortgage Banking Income

The components of mortgage banking income for the three- and nine-month periods ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)

Origination and sale of mortgage loans (1)	$(6,768)	$9,769	$(2,231)	$71,701
Mortgage brokerage income	175	655	713	856
Net change in fair value of loans held for sale and interest rate lock commitments	4,330	6,423	(3,098)	(15,564)
Realized and unrealized hedging gains (losses)	6,091	(6,308)	19,098	5,306
Capitalized residential mortgage loan servicing rights	2,731	5,195	10,581	32,678
Net change in fair value of residential mortgage loan servicing rights	(1,552)	(3,027)	4,679	(6,968)
Provisions for loan repurchases and indemnifications	(154)	41	(246)	(533)
Servicing income	2,240	1,603	6,595	4,027
Total mortgage banking income	$7,093	$14,351	$36,091	$91,503
(1)	Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.

17.Loss Contingency

The Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessing customer fees related to items presented on accounts with insufficient funds (NSF items). The Company has reached a verbal settlement agreement with the claimant, and the Company has accrued a loss contingency for this pending settlement at June 30, 2022, the amount of which had an immaterial effect on the consolidated financial statements.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, the scope, duration and severity of the COVID-19 pandemic and its effects on our business and operations, our customers, including their ability to make timely payments on loans, our service providers, and on the economy and financial markets, general economic conditions, including the effects of inflation, changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2021 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies; Critical Accounting Estimates

During the nine-month period ended June 30, 2022, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

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

●	We continue to assist customers experiencing COVID-19 related hardships by approving payment extensions or loan forbearance agreements, and waiving or refunding certain fees. During the initial onset of the COVID-19 pandemic, we proactively contacted all commercial borrowers and offered uniform payment extensions or loan forbearance agreements, while requests from consumer borrowers were reviewed and approved on a case-by-case basis. Payment extensions or loan forbearance agreements were generally for periods of three months and included deferment of both principal and interest. Following the expiration of the initial payment extensions or loan forbearance agreements, we entertain requests for extended periods on a case-by-case basis, which will generally include deferment of only the principal portion of payments for a period of up to three months. As of June 30, 2022, no loans remained under the Company’s deferral program.

●	Under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020, the SBA made six months of principal and interest payments for loans of existing SBA clients that were in “regular servicing status” (not delinquent) at March 27, 2020 and for loans of new SBA clients originated between March 27, 2020 and September 27, 2020. The CARES Act provided financial support for many of the Company’s SBA borrowers, which resulted in relatively few of such requiring payment extensions or loan forbearance agreements. The Coronavirus Response and Relief Supplemental Appropriations Act (“CRRSAA”), which was signed into law on December 27, 2020, provided additional SBA-provided loan payments to eligible SBA borrowers beginning in February 2021.

●	The Company participated in the first round of the SBA’s Paycheck Protection Program (“PPP”), which was originally authorized by the CARES Act, and the second round of the PPP, which was authorized by the CRRSAA. At June 30, 2022, the outstanding principal balance of PPP loans was $1.8 million and net deferred loan fees related to PPP loans was approximately $24,000, which will be recognized over the life of the loans and as borrowers are granted forgiveness.

●	As a result of the COVID-19 pandemic, the leisure and hospitality industries carry a higher degree of credit risk. At June 30, 2022, the outstanding principal balance of loans secured by restaurant related collateral was $146.4 million, of which $127.8 million was secured by commercial real estate where the collateral property is leased to national-brand, investment-grade tenants. None of the loans secured by restaurant related collateral were fully guaranteed by the SBA. At June 30, 2022, the outstanding principal balance of loans secured by hotel real estate was $21.6 million, of which $3.0 million is fully guaranteed by the SBA. Based on our evaluation of the allowance for loan losses at June 30, 2022, management believes the allowance for loan losses is adequate to cover estimated losses at that date. However, as the pandemic continues, losses could be recognized beyond those estimated at June 30, 2022.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 2022 and September 30, 2021

Cash and Cash Equivalents. Cash and cash equivalents increased $4.1 million from $33.4 million at September 30, 2021 to $37.5 million at June 30, 2022.

Loans. Net loans receivable increased $191.9 million, from $1.08 billion at September 30, 2021 to $1.27 billion at June 30, 2022, primarily due to growth in residential mortgage loans, single tenant net lease commercial real estate loans and non-SBA commercial business loans, which increased $91.1 million, $103.1 million and $30.0 million, respectively, partially offset by a $54.9 million decrease in PPP loans during the period.

Loans Held for Sale. Loans held for sale decreased $26.9 million, from $214.9 million at September 30, 2021 to $188.0 million at June 30, 2022, due to decreases in residential mortgage loans held for sale and SBA loans held for sale of $73.1 million and $4.0 million, respectively, partially offset by an increase in single tenant net lease loans held for sale of $50.2 million.  The decreases in residential mortgage loans held for sale and SBA loans held for sale were due to loan sales outpacing originations during the period.

Securities Available for Sale. Securities available for sale increased $100.7 million, from $206.7 million at September 30, 2021 to $307.4 million at June 30, 2022, due to purchases of $177.6 million, partially offset by sales of $33.5 million, calls and maturities of $10.7 million, principal repayments of $5.4 million and unrealized losses of $26.7 million.  The unrealized losses were primarily due to increasing market interest rates during the period.

Securities Held to Maturity. Investment securities held to maturity decreased $186,000 from $1.8 million at September 30, 2021 to $1.7 million at June 30, 2022, due primarily to calls and maturities during the period.

Mortgage Servicing Rights. Residential mortgage loan servicing rights increased $15.3 million, from $49.6 million at September 30, 2021 to $64.8 million at June 30, 2022, due to capitalized servicing rights of $10.6 million and an increase in fair value of $10.8 million during the period, partially offset by loan repayments resulting in a decrease in servicing rights of $6.1 million.

Deposits. Total deposits increased $118.1 million, from $1.23 billion at September 30, 2021 to $1.35 billion at June 30, 2022, primarily due to a $59.1 million increase in brokered and reciprocal deposits and a $52.3 million increase in non-interest bearing deposits during the period.

FHLB Borrowings. Borrowings from the FHLB increased $154.1 million, from $250.0 million at September 30, 2021 to $404.1 million at June 30, 2022.  The increase in borrowings was primarily used to fund loan growth during the period.

Other Borrowings. Other borrowings increased $30.3 million from $19.9 million at September 30, 2021 to $50.2 million at June 30, 2022 primarily due to a $31.0 million subordinated debt issuance in March 2022.

Equity. Stockholders’ equity attributable to the Company decreased $11.2 million from $180.4 million at September 30, 2021 to $169.2 million at June 30, 2022, due primarily to a decrease in accumulated other comprehensive income of $21.5 million, partially offset by retained net income of $11.3 million.  The decrease in accumulated other comprehensive income was primarily due to increasing market interest rates during the nine months ended June 30, 2022, which resulted in a decrease in the fair value of the available-for-sale securities portfolio.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

Overview. The Company reported net income of $2.6 million, or $0.37 per diluted share, for the three-month period ended June 30, 2022 compared to net income of $4.3 million, or $0.60 per diluted share, for the three-month period ended June 30, 2021.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased $1.7 million, or 11.8%, for the three-month period ended June 30, 2022 as compared to the same period in 2021.  Average interest-earning assets increased $182.7 million and average interest-bearing liabilities increased $160.0 million when comparing the two periods.  The tax-equivalent net interest margin was 3.77% for 2022 compared to 3.75% for 2021.

Total interest income increased $2.3 million, or 14.4%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $182.7 million, from $1.55 billion for 2021 to $1.74 billion for 2022, and an increase in the average tax equivalent yield on interest-earning assets from 4.25% for 2021 to 4.36% for 2022.  The increase in the average balance of interest-earning assets was due to increases in the average balance of investment securities and total loans of $111.4 million and $84.4 million, respectively.

Total interest expense increased $647,000, or 34.1%, due to an increase in the average balance of interest-bearing liabilities of $160.0 million, from $1.21 billion for 2021 to $1.37 billion for 2022, and an increase in the average cost of interest-bearing liabilities from 0.63% for 2021 to 0.75% for 2022.   The increase in the average cost of interest-bearing liabilities for 2022 was due primarily to higher rates paid for brokered deposits during the period.

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended June 30, 2022 and 2021. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Three Months Ended June 30,
	2022			2021
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$25,068	$37	0.59%	$37,683	$14	0.15%
Loans, excluding PPP loans	1,381,366	15,788	4.57	1,155,958	13,017	4.50
PPP loans	4,271	177	16.58	145,227	1,347	3.71
Investment securities - taxable	103,536	769	2.97	46,392	447	3.85
Investment securities - nontaxable	202,534	1,987	3.92	148,280	1,496	4.04
FRB and FHLB stock	18,691	169	3.62	19,258	161	3.34
Total interest-earning assets	1,735,466	18,927	4.36	1,552,798	16,482	4.25

Noninterest-earning assets	175,238			165,263
Total assets	$1,910,704			$1,718,061

Liabilities and equity:
NOW accounts	$333,416	$265	0.32%	$274,541	$187	0.27%
Money market deposit accounts	227,993	235	0.41	179,379	175	0.39
Savings accounts	172,661	27	0.06	161,399	25	0.06
Time deposits	264,798	520	0.79	192,023	336	0.70
Total interest-bearing deposits	998,868	1,047	0.42	807,342	723	0.36

FHLB borrowings	325,460	811	1.00	272,834	780	1.14
Federal Reserve PPPLF borrowings	—	—	0.00	114,453	98	0.34
Subordinated debt	50,152	710	5.66	19,836	320	6.45
Total interest-bearing liabilities	1,374,480	2,568	0.75	1,214,465	1,921	0.63

Noninterest-bearing deposits	325,948			288,027
Other noninterest-bearing liabilities	36,115			42,146
Total liabilities	1,736,543			1,544,638

Total stockholders’ equity	174,161			173,423

Total liabilities and equity	$1,910,704			$1,718,061
Net interest income (taxable equivalent basis)		16,359			14,561
Less: taxable equivalent adjustment		(448)			(332)
Net interest income		$15,911			$14,229
Interest rate spread (taxable equivalent basis)			3.61%			3.62%
Net interest margin (taxable equivalent basis)			3.77%			3.75%
Net interest margin, excluding PPP and PPPLF (taxable equivalent basis)			3.74%			3.78%
Average interest-earning assets to average interest-bearing liabilities			126.26%			127.86%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended June 30, 2022 and 2021.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Three Months Ended June 30, 2022
	Compared to
	Three Months Ended June 30, 2021
	Increase (Decrease)
	Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$35	$(12)	$23
Loans, excluding PPP loans	215	2,556	2,771
PPP loans	2,405	(3,575)	(1,170)
Investment securities - taxable	(165)	487	322
Investment securities - nontaxable	(49)	540	491
FRB and FHLB stock	13	(5)	8
Total interest-earning assets	2,454	(9)	2,445

Interest expense:
Deposits	137	187	324
Borrowings from FHLB	(110)	141	31
Federal Reserve PPPLF borrowings	—	(98)	(98)
Subordinated debt	(69)	459	390
Total interest-bearing liabilities	(42)	689	647

Net increase (decrease) in net interest income (taxable equivalent basis)	$2,496	$(698)	$1,798

Provision for Loan Losses. The Company recognized a provision for loan losses of $532,000 for the three-month period ended June 30, 2022, due to loan portfolio growth, compared to a credit of $2.7 million for the same period in 2021.

The Company recognized net charge-offs of $27,000 for the three-month period ended June 30, 2022 compared to net charge-offs of $47,000 for the same period in 2021.

Noninterest Income. Noninterest income decreased $8.8 million for the three-month period ended June 30, 2022 as compared to the same period in 2021.  The decrease was due primarily to decreases in mortgage banking income and net gain on sale of SBA loans of $7.3 million and $1.8 million, respectively.  The decrease in mortgage banking income was primarily due to a $16.6 million decrease in production revenue from lower originations for sale and a $2.5 million decrease in capitalized residential mortgage loan servicing rights, partially offset by $6.1 million in realized and unrealized hedging gains in 2022 compared to $6.3 million in realized and unrealized hedging losses in 2021.  Mortgage loans originated for sale were $421.4 million in the three months ended June 30, 2022 as compared to $739.5 million in the same period in 2021.  The decrease in net gain on sales of SBA loans was due primarily to decreases in production and sales volume from the SBA lending segment, as well as lower premiums in the secondary market.

Noninterest Expense. Noninterest expense decreased $7.8 million for the three-month period ended June 30, 2022 as compared to the same period in 2021.  The decrease was due primarily to a decrease in compensation and benefits of $6.1 million.  The decrease in compensation and benefits expense is due primarily to a reduction in incentive compensation for the Company’s mortgage banking segment as a result of decreased mortgage banking income.

Income Tax Expense. The Company recognized an income tax benefit of $61,000 for the three-month period ended June 30, 2022 as compared to tax expense of $817,000 for the same period in 2021.  The tax benefit for 2022 was primarily the result of lower pretax income, the Company’s utilization of capital loss carryovers during the period and the purchase of additional tax-exempt municipal bonds during the period.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended June 30, 2022 and 2021

Overview. The Company reported net income of $14.0 million, or $1.95 per diluted share, for the nine-month period ended June 30, 2022 compared to net income of $24.7 million, or $3.45 per diluted share, for the nine-month period ended June 30, 2021.

Net Interest Income. Net interest income increased $1.1 million, or 2.5%, for the nine-month period ended June 30, 2022 as compared to the same period in 2021.  Average interest-earning assets increased $1.7 million and average interest-bearing liabilities decreased $13.0 million when comparing the two periods.  The tax-equivalent net interest margin was 3.73% for 2022 compared to 3.63% for 2021.

Total interest income increased $1.0 million, or 2.1%, when comparing the two periods due primarily to an increase in the average tax equivalent yield on interest-earning assets from 4.15% for 2021 to 4.25% for 2022, and an increase in the average balance of interest-earning assets of $1.7 million.

Total interest expense decreased $53,000, or 0.8%, due to a decrease in the average balance of interest-bearing liabilities of $13.0 million, from $1.28 billion for 2021 to $1.27 billion for 2022.  The average cost of interest-bearing liabilities was 0.65% for both the 2021 and 2022 periods.

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the nine-month periods ended June 30, 2022 and 2021.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Average balances presented are daily averages.  Nonaccrual loans are included in average balances only.  Loan fees are included in interest income on loans and are not material.  Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Nine Months Ended June 30,
	2022			2021
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$31,376	$64	0.27%	$39,994	$50	0.17%
Loans, excluding PPP loans	1,290,570	42,956	4.44	1,192,834	39,221	4.38
PPP loans	25,945	1,030	5.29	163,079	4,463	3.65
Investment securities – taxable	67,297	1,594	3.16	43,760	1,350	4.11
Investment securities – nontaxable	172,949	5,067	3.91	146,934	4,491	4.08
FRB and FHLB stock	18,991	464	3.26	18,843	436	3.09
Total interest-earning assets	1,607,128	51,175	4.25	1,605,444	50,011	4.15

Noninterest-earning assets	180,561			156,766
Total assets	$1,787,689			$1,762,210

Liabilities and equity:
NOW accounts	$326,208	$855	0.35%	$256,685	$539	0.28%
Money market deposit accounts	228,137	657	0.38	165,239	528	0.43
Savings accounts	168,708	79	0.06	153,586	70	0.06
Time deposits	221,682	1,005	0.60	244,020	1,293	0.71
Total interest-bearing deposits	944,735	2,596	0.37	819,530	2,430	0.40

FHLB borrowings	290,032	2,222	1.02	291,030	2,474	1.13
Federal Reserve PPPLF borrowings	—	—	0.00	148,892	407	0.36
Subordinated debt	31,521	1,397	5.91	19,819	956	6.43
Total interest-bearing liabilities	1,266,288	6,215	0.65	1,279,271	6,267	0.65

Noninterest-bearing deposits	304,806			268,275
Other noninterest-bearing liabilities	36,250			46,759
Total liabilities	1,607,344			1,594,305

Total stockholders’ equity	180,345			167,743
Noncontrolling interest in subsidiary	—			162
Total equity	180,345			167,905

Total liabilities and equity	$1,787,689			$1,762,210
Net interest income (taxable equivalent basis)		44,960			43,744
Less: taxable equivalent adjustment		(1,133)			(996)
Net interest income		$43,827			$42,748
Interest rate spread (taxable equivalent basis)			3.60%			3.50%
Net interest margin (taxable equivalent basis)			3.73%			3.63%
Net interest margin, excluding PPP and PPPLF (taxable equivalent basis)			3.70%			3.67%
Average interest-earning assets to average interest-bearing liabilities			126.92%			125.50%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the nine-month periods ended June 30, 2022 and 2021.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Nine Months Ended June 30, 2022
	Compared to
	Nine Months Ended June 30, 2021
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$28	$(14)	$14
Loans, excluding PPP loans	502	3,233	3,735
PPP loans	1,164	(4,597)	(3,433)
Investment securities – taxable	(398)	642	244
Investment securities – nontaxable	(203)	779	576
FRB and FHLB stock	24	4	28
Total interest-earning assets	1,117	47	1,164

Interest expense:
Deposits	(196)	362	166
Borrowings from FHLB	(244)	(8)	(252)
Federal Reserve PPPLF borrowings	(206)	(201)	(407)
Subordinated debt	(101)	542	441
Total interest-bearing liabilities	(747)	695	(52)

Net increase (decrease) in net interest income (taxable equivalent basis)	$1,864	$(648)	$1,216

Provision for Loan Losses. The Company recognized a provision for loan losses of $1.0 million for the nine-month period ended June 30, 2022, primarily due to loan portfolio growth, compared to a credit of $1.8 million for the same period in 2021.

The Company recognized net charge-offs of $349,000 for the nine-month period ended June 30, 2022, of which $218,000 was related to unguaranteed portions of SBA loans, compared to net charge-offs of $609,000 for the same period in 2021, of which $565,000 was related to unguaranteed portions of SBA loans.

Noninterest Income. Noninterest income decreased $57.2 million for the nine-month period ended June 30, 2022 as compared to the same period in 2021.  The decrease was due primarily to decreases in mortgage banking income and net gain on sale of SBA loans of $55.4 million and $3.4 million, respectively.  The decrease in mortgage banking income was primarily due to a $73.9 million decrease in production revenue from lower originations for sale and decreasing margins, and a $22.1 million decrease in capitalized residential mortgage loan servicing rights, partially offset by a $13.8 million increase in realized and unrealized hedging gains, a $3.1 million decrease in the fair value of loans held for sale and interest rate lock commitments as compared to a $15.6 million decrease in fair value recognized in 2021, and a $4.7 million increase in the fair value of the residential mortgage loan servicing rights portfolio in 2022 as compared to a $7.0 million decrease in fair value recognized in 2021.  Mortgage loans originated for sale were $1.42 billion in the nine months ended June 30, 2022 as compared to $3.51 billion in the same period in 2021.  The decrease in net gain on sales of SBA loans was due primarily to decreases in production and sales volume from the SBA lending segment, as well as lower premiums in the secondary market.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Expense. Noninterest expense decreased $41.2 million for the nine-month period ended June 30, 2022 as compared to the same period in 2021.  The decrease was due primarily to decreases in compensation and benefits and advertising expense of $34.7 million and $3.1 million, respectively.  The decrease in compensation and benefits expense is due primarily to a reduction in incentive compensation for the Company’s mortgage banking segment as a result of decreased mortgage banking income.  The decrease in advertising expense was related to the reduced loan origination volume of the mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $2.4 million for the nine-month period ended June 30, 2022 as compared to income tax expense of $9.0 million for the same period in 2021.  The effective tax rate for 2022 was 14.5% as compared to 26.5% for 2021.  The lower effective tax rate for 2022 was primarily due to lower taxable income and lower nondeductible executive compensation expense in 2022 as compared to 2021.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At June 30, 2022, the Bank had cash and cash equivalents of $37.5 million and securities available-for-sale with a fair value of $307.4 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on federal funds purchased lines of credit facilities with other financial institutions and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank and the Captive.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At June 30, 2022, the Company (unconsolidated basis) had liquid assets of $21.9 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  As of June 30, 2022, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.98%, 11.16%, 11.16% and 12.04%, respectively.  The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines.  At June 30, 2022, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine-month period ended June 30, 2022, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

	At June 30, 2022		At September 30, 2021
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(12,303)	(23.97)%	$(3,593)	(7.65)%
200bp	(6,792)	(13.23)	(1,508)	(3.21)
100bp	(3,343)	(6.51)	387	0.82
(100)bp	3,531	6.88	(1,635)	(3.48)
(200)bp	6,359	12.39	(2,370)	(5.05)

At June 30, 2022, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $3.3 million, or 6.51%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 13.23% and 23.97%, respectively.  An immediate and sustained decrease in rates of 1.00% will increase our net interest income by $3.5 million, or 6.88%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to increase by 12.39%.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of June 30, 2022 (the “Evaluation Date”), the Company performed an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2022:

			(c)	(d)
			Total number of shares	Maximum number (or
	(a)	(b)	(or units) purchased as	appropriate dollar value) of
	Total number of	Average price	part of publicly	shares (or units) that may yet
	shares (or units)	paid per share	announced plans or	be purchased under the plans
Period	purchased	(or unit)	programs (1)	or programs
April 1, 2022 through April 30, 2022	—	$—	—	354,408
May 1, 2022 through May 31, 2022	—	$—	—	354,408
June 1, 2022 through June 30, 2022	59,120	$23.83	59,120	295,288
Total	59,120	$23.83	59,120	295,288
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated August 9, 2022	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated August 9, 2022	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer