Form 10-K
period 2022-09-30
First Savings Financial Group, Inc.
filed 2022-12-14
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $136.0 million, based upon the closing price of $24.54 per share as quoted on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2022.

The number of shares outstanding of the registrant’s common stock as of December 7, 2022 was 6,991,313.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2022, which is the most recent date for which data is available from the FDIC, we held approximately 23.33%, 20.39%, 3.55%, 29.13%, 100.00% and 25.68% of the FDIC-insured deposits in Clark, Daviess, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, may have greater resources.

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

The largest segments of our loan portfolio are single tenant net lease and residential real estate mortgage loans, which are primarily one- to four-family residential loans, and, to a lesser extent, commercial real estate and commercial business loans. We also originate residential and commercial construction loans, land and land development loans, and consumer loans. We generally originate loans for investment purposes, although, depending on the interest rate environment and our asset/liability management goals, we may sell into the secondary market the 25-year and 30-year fixed-rate residential mortgage loans that we originate, as well as the portion of loans guaranteed by the U.S. Small Business Administration (“SBA”) that we originate under its 7(a) program. We do not offer, have not offered and have not purchased or acquired Alt-A, sub-prime or no-documentation loans.

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

We generally do not originate conventional loans with loan-to-value ratios exceeding 80%, including that for non-owner occupied residential real estate loans whose loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance. However, the total balance of residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $58.1 million, of which some do not have private mortgage insurance or government guaranty. We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

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

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area (“NNN Finance Program”). This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees. The terms of the loans are generally consistent with the aforementioned terms of in-market commercial real estate loans; however, these cannot exceed 70% loan-to-value and loan maturities cannot exceed the expiration of the underlying leases. In addition, the Company has established guidelines with respect to concentrations by state, lessee and industry of lessees as a percentage of regulatory capital. The average size of these loans originated was $1.7 million and the portfolio balance was $636.6 million at September 30, 2022.

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

We generally do not sell whole loans, other than long-term fixed rate residential mortgage loans that we originate, or participation interests in loans originated by us. We also generally do not purchase whole loans or participation interests in loans originated by other financial institutions. However, in order to manage certain risk factors or supplement our lending portfolio, we may sell or purchase whole loans or participation interests in loans from time to time depending on various factors. At September 30, 2022, $173.2 million of loans included sold participation interests of $120.9 million, for a net position of $52.3 million outstanding in our portfolio. At September 30, 2022, acquired participation interests of loans totaled $23.6 million.

Beginning in April 2015, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in SBA lending in order to enhance the Company’s proficiency in SBA 7(a) program loan originations and sales. The Bank continues to hire additional business development officers and appropriate supporting staff in order to grow this lending platform. The primary purpose of this lending platform is to originate SBA 7(a) program loans, the borrowers and collateral for which are outside of our primary market area, and sell the amounts guaranteed by the SBA in the secondary market. This lending platform is also designed to diversify the Company’s geographic and interest rate risk profile with respect to the retained unguaranteed amounts given the geographic dispersion of the loans and collateral, and their floating rate structure. The Company originated SBA loans with a total commitment of $40.8 million during the year ended September 30, 2022. At September 30, 2022, $345.8 million of SBA loans included sold guaranteed portions of $239.5 million, for a net position of $106.4 million outstanding in our portfolio. All SBA loans held for sale were carried at the lower of cost or fair market value at September 30, 2022 and 2021.

Mortgage Banking. Beginning in April 2018, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in the origination and sale of one- to four-family residential real estate loans on a nationwide basis. The primary purpose of this lending platform is to originate one- to four-family residential real estate loans, the borrowers and collateral for which are outside of our primary market area, and sell the whole loans in the secondary market. The Company originated $1.61 billion and sold $1.72 billion of one- to four-family residential real estate loans within this lending platform during the year ended September 30, 2022. The amount outstanding in the Bank’s portfolio at September 30, 2022 included $38.6 million in loans held for sale, recorded at fair market value.

Beginning in 2019, the Bank began to augment its mortgage banking originations by purchasing whole loans from third party originators. The Bank’s Third Party Origination (“TPO”) program expanded significantly in 2020 and 2021 and accounted for the majority of the Bank’s activity in the mortgage banking division in 2021 and 2022. Loans purchased from third party originators generally have a higher cost and result in a lower profit margin for the Bank upon the sale of loans. Our decision to sell or purchase loans is based on prevailing market interest rate conditions, interest rate risk management considerations, regulatory lending restrictions and liquidity needs.

The residential mortgage industry is highly competitive, and we compete with other community banks, regional banks, national banks, credit unions, financial service companies and online mortgage companies. Due to the highly competitive nature of the residential mortgage industry, we expect to continue to face competitive pressures related to changing market conditions that could reduce our margins and mortgage banking revenue. The mortgage volume industry-wide could decline, which could result in a significant decline in our mortgage banking revenue. Our mortgage banking office leases are generally short-term in nature and the compensation arrangements provide scalability to our business model. See Note 26, “Segment Reporting,” and Note 28, “Mortgage Banking” of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the financial performance of the mortgage banking segment.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At September 30, 2022, our regulatory limit on loans to one borrower was $31.4 million. At that date, our largest lending relationship was for a commitment of $26.9 million, of which $21.0 million was outstanding, and was performing according to its original terms at that date.

Loan Commitments. We issue commitments for commercial loans conditioned upon the occurrence of certain events. Commitments to originate loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days. See Note 17, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding our loan commitments at September 30, 2022.

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

At September 30, 2022, our investment portfolio consisted primarily of U.S. Treasury notes, government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and pass-through asset-backed securities guaranteed by the SBA.

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

Employees and Human Capital Resources

We believe that the success of a business is largely due to the quality of its employees, the development of each employee’s full potential, and the Company’s ability to provide timely and satisfying rewards. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies from within. We invest in learning and development including tuition reimbursement for courses, degree programs and fees paid for certifications. As of September 30, 2022, we had 422 full-time employees and 45 part-time employees, none of whom is represented by a collective bargaining unit.

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

On April 25, 2017, the Bank formed Q2 Business Capital, LLC (“Q2”), which is an Indiana limited liability company that specializes in the origination and servicing of SBA loans. The Bank originally owned 51% of Q2’s membership interests. On December 31, 2020, the Bank completed the acquisition of the minority interests in Q2, and Q2 became a wholly-owned subsidiary of the Bank. As part of the acquisition of the minority interests, the Bank paid or expects to pay total consideration of $3.7 million. The acquisition was accounted for as an equity transaction, and resulted in the reclassification of the noncontrolling interests of $695,000, the recognition of net deferred tax assets of $581,000 and a reduction of additional paid-in capital of $2.4 million.

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

As of September 30, 2022, First Savings Bank met all applicable capital adequacy requirements in effect at that date.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC adopted a plan to restore the fund to the 1.35% ratio by September 30, 2028.

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

Assessments. Indiana banks are required to pay assessments to the INDFI to fund the agency’s operations. The assessments paid to the INDFI by First Savings Bank for the year ended September 30, 2022 totaled $106,000.

Federal Home Loan Bank System. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. First Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. First Savings Bank was in compliance with this requirement with an investment in FHLB capital stock of $18.2 million at September 30, 2022.

Federal Reserve Board System. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). On March 26, 2020, in response to the COVID-19 pandemic, the FRB reduced the reserve requirement to zero, and the requirement remained at zero at September 30, 2022 and 2021. Notwithstanding the zero reserve requirement, the reserve requirement at September 30, 2022 would have been as follows: for the portion of transaction accounts aggregating $640.6 million or less the reserve requirement would have been 3.0% and the amounts greater than $640.6 million would have required a 10.0% reserve. The first $32.4 million of otherwise reservable balances would have been exempt from the reserve requirement. As of September 30, 2022, the Bank would have been in compliance with this reserve requirement had it been in effect.

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate.  For the Company’s tax year ended September 30, 2022, Indiana imposed a 5.50% franchise tax based on a financial institution’s adjusted gross income as defined by statute.  The Indiana franchise tax rate will be reduced to 5.00% and 4.90% for the Company’s tax years ending September 30, 2023 and 2024 and years thereafter, respectively. In computing Indiana taxable income, deductions for municipal interest, state and local income taxes and certain accelerated depreciation permitted for federal tax purposes are disallowed.

The Company and its subsidiaries also file income and franchise tax returns in various other states where they are deemed to have tax nexus.

The Company’s Indiana tax returns for the fiscal years ended September 30, 2020 and 2021 are currently being audited by the Indiana Department of Revenue. Our other state income tax returns have not been audited during the last five years.

Item 1A.    RISK FACTORS

Risks Related to COVID-19

The economic impact of the COVID-19 pandemic could adversely affect our financial condition and results of operations.

The COVID-19 pandemic caused significant economic dislocation in the United States.  Although the domestic and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains.  The growth in economic activity and in the demand for goods and services, coupled with labor shortages and supply chain disruptions, has also contributed to rising inflationary pressures and the risk of recession. As a result of the COVID-19 pandemic and the related adverse economic consequences, we could be subject to the following risks, among others, any of which individually or in combination with others could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if we have high levels of unemployment for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	limitations may be placed on our ability to foreclose on properties we hold as collateral;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	our cybersecurity risks are increased if employees work remotely;
●	we rely on third-party vendors for certain services and the unavailability of a critical service due to the COVID-19 pandemic could have an adverse effect on us; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Risks Related to Our Lending Activities

Our emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2022, $976.1 million, or 67.3%, of our loan portfolio consisted of commercial real estate loans and commercial business loans.  Subject to market conditions, we intend to increase our origination of these loans.  Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, some of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  At September 30, 2022, nonperforming commercial real estate loans totaled $8.2 million.  At September 30, 2022 nonperforming commercial business loans totaled $1.2 million.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At September 30, 2022, $36.1 million, or 2.5% of our loan portfolio consisted of construction loans, and land and land development loans, and $3.7 million, or 15.2% of the construction loan portfolio (excluding undisbursed commitments and portions participated to other financial institutions), consisted of speculative construction loans at that date.  Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination.  Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans.  These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers.  In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss.  Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would adversely affect our earnings.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2022, $22.8 million, or 6.2% of our residential mortgage loan portfolio and 1.6% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties.  Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream.  In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.  Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us.  At September 30, 2022, we had four non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $3.9 million.  Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.  At September 30, 2022, the Bank had one nonperforming non-owner occupied residential loan totaling $17,000.  At September 30, 2022, the Bank did not have any non-owner occupied residential properties held as real estate owned.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

Our mortgage banking operation originates and sells residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products and the revenue realized on the sale of loans and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $38.3 million in the year ended September 30, 2022. This revenue could significantly decline in future periods if interest rates continue to rise and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability.

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

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and attract deposits.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  At June 30, 2022, which is the most recent date for which data is available from the FDIC, we held approximately 23.33%, 20.39%, 3.55%, 29.13%, 100.00% and 25.68% of the FDIC-insured deposits in Clark, Daviess, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our primary market area.  See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

Risks Related to Changes in Market Interest Rates

Changing interest rates may hurt our earnings and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings.  Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.  Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.  At September 30, 2022, approximately $632.4 million, or 43.6% of the total loan portfolio, consisted of fixed-rate loans with maturity dates after September 30, 2023.  This investment in fixed-rate loans exposes the Company to increased levels of interest rate risk.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. Conversely, the value of MSRs generally increases when market interest rates increase. For further discussion of how changes in interest rates could impact us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management — Interest Rate Risk Management.”

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a pronounced rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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

Goodwill represents the amount of consideration exchanged over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  At September 30, 2022, our goodwill totaled $9.8 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

The price of the common stock purchased may decrease significantly. Although our common stock is quoted on the NASDAQ Capital Market under the symbol “FSFG”, trading activity in the stock historically has been sporadic. A public trading market having the desired characteristics of liquidity and order depends on the presence in the market of willing buyers and sellers at any given time. The presence of willing buyers and sellers depends on the individual decisions of investors and general economic conditions, all of which are beyond our control.

Insiders have substantial control over us, and this control may limit our shareholders’ ability to influence corporate matters and may delay or prevent a third party from acquiring control over us.

As of December 7, 2022, our directors, executive officers, and their related entities and persons currently beneficially own, in the aggregate, approximately 15.20% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our directors, executive officers, and their related entities and persons, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of September 30, 2022.

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

The Company purchased an 8.097 acre parcel of land in Jeffersonville, Indiana, in July 2013 upon which it intended to construct an office building, relocate its corporate headquarters, and subsequently divest of additional unused acreage in future years.  However, in October 2018, the Company acquired an office building for $7.5 million in Jeffersonville, Indiana, to which it has relocated its corporate headquarters.  In September 2022, the Company sold an 4.19 acre parcel of the land previously purchased in Jeffersonville, Indiana. As of September 30, 2022, the 3.907 acre parcel of land, which has a carrying value of approximately $203,000, is listed for sale and is included in other real estate owned, held for sale on the balance sheet of the Consolidated Financial Statements.

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

At September 30, 2021, the Company had recorded a loss for restitution to be repaid to certain borrowers who originated loans through the Company’s mortgage banking division.  A settlement agreement has been reached and restitution in the amount of $390,000 has been paid as of September 30, 2022.

First Savings Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessing customer fees related to items presented on accounts with insufficient funds (NSF items).  The Company has reached a verbal settlement agreement with the claimant, and the Company has accrued a loss contingency for this pending settlement at September 30, 2022, the amount of which had an immaterial effect on the consolidated financial statements.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol “FSFG.” All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021. As of December 7, 2022, the Company had approximately 226 holders of record and 6,991,313 shares of common stock outstanding.  The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 20 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company.  The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future.

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

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2022:

				(d)
			(c)	Maximum number
			Total number	(or appropriate
			of shares (or	dollar value) of
	(a)	(b)	units) purchased	shares (or units) that
	Total number	Average price	as part of publicly	may yet be
	of shares (or	paid per share	announced plans	purchased under
Period	units) purchased	(or unit)	or programs	the plans or programs
July 1, 2022 through July 31, 2022	23,030	$23.84	23,030	272,258
August 1, 2022 through August 31, 2022	3,680	$23.33	3,680	268,578
September 1, 2022 through September 30, 2022	116,320	$23.22	116,320	152,258
Total	143,030	$23.32	143,030	152,258

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2022 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants and	outstanding options,	(excluding securities reflected in
	rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	351,369	$20.57	177,618

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	351,369	$20.57	177,618

In December 2009 the Company adopted the 2010 Equity Incentive Plan (“2010 Plan”), which the Company’s shareholders approved in February 2010. The 2010 Plan provided for the award of stock options and restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 1.1 million shares, consisting of 762,612 stock options and 305,043 shares of restricted stock. As of September 30, 2022, grants outstanding under the 2010 Plan included 305,043 restricted shares, 562,521 incentive stock options and 203,091 non-statutory stock options to directors, officers and key employees.  The restricted shares and stock options granted vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

In December 2015 the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”), which the Company’s shareholders approved in February 2016. The 2016 Plan provides for the award of stock options and restricted stock.  The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock.  As of September 30, 2022, grants outstanding under the 2016 Plan included 64,500 restricted shares, 154,140 incentive stock options and 40,800 non-statutory stock options to directors, officers and key employees.  The restricted shares and stock options granted vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

In December 2020, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”), which the Company’s shareholders approved in February 2021. The 2021 Plan provides for the award of stock options and restricted stock.  The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 356,058 shares, consisting of 267,043 stock options and 89,015 shares of restricted stock.  As of September 30, 2022, grants outstanding under the 2021 Plan included 45,750 shares of restricted stock, 120,000 incentive stock options and 17,250 non-statutory stock options to directors, officers and key employees. The restricted shares and stock options granted vest ratably over one year or five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

In November 2022, the Company granted 66,000 stock options and 22,000 restricted shares to directors, officer and key employees, which will vest over a one-year or five-year period.

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

Critical Accounting Policies and Critical Accounting Estimates

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to general practices within the banking industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. The Company’s consolidated financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that require management to make assumptions about matters that are highly uncertain at the time an accounting estimate is made; and different estimates that the Company reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the Company’s financial condition, changes in financial condition or results of operations. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under generally accepted accounting principles. Significant accounting policies, including the impact of recent accounting pronouncements, are discussed in Note 1 of the Notes to Consolidated Financial Statements. The policies considered to be the critical accounting policies are described below.

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

	At September 30,
(In thousands)	2022	2021	2020	2019	2018
Financial Condition Data:
Total assets	$2,057,662	$1,721,394	$1,764,625	$1,222,579	$1,034,406
Cash and cash equivalents	41,665	33,428	33,726	41,432	42,274
Securities available-for-sale	316,517	206,681	201,965	177,302	184,373
Securities held-to-maturity	1,558	1,837	2,102	2,336	2,607
Loans held for sale	60,462	214,940	285,525	96,070	32,125
Loans, net	1,436,555	1,075,936	1,090,063	810,658	704,271
Deposits	1,515,834	1,227,580	1,048,076	834,384	811,112
Borrowings from FHLB	307,303	250,000	310,858	222,544	90,000
Other borrowings	50,217	19,865	194,631	23,729	21,013
Stockholders’ equity	152,623	180,377	157,272	121,053	98,813

	For the Year Ended September 30,
(In thousands)	2022	2021	2020	2019	2018
Operating Data:
Interest income	$70,998	$65,259	$57,699	$50,995	$42,159
Interest expense	10,346	8,087	10,538	10,906	6,337
Net interest income	60,652	57,172	47,161	40,089	35,822
Provision (credit) for loan losses	1,908	(1,767)	7,962	1,463	1,353
Net interest income after provision (credit) for loan losses	58,744	58,939	39,199	38,626	34,469
Noninterest income	51,227	120,436	133,351	43,854	13,295
Noninterest expense	91,149	139,409	125,808	62,390	33,006
Income before income taxes	18,822	39,966	46,742	20,090	14,758
Income tax expense	2,378	9,997	12,661	3,095	2,422
Net income	16,444	29,969	34,081	16,995	12,336
Less: net income attributable to noncontrolling interests	—	402	727	818	1,434
Net income attributable to First Savings Financial Group	$16,444	$29,567	$33,354	$16,177	$10,902

	For the Year Ended September 30,
	2022	2021	2020	2019	2018
Per Share Data (1):
Net income per common share, basic	$2.33	$4.16	$4.72	$2.33	$1.61
Net income per common share, diluted	2.30	4.12	4.68	2.27	1.54
Dividends per common share	0.51	0.36	0.22	0.21	0.20

(1)	Per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

	At or For the Year Ended September 30,
	2022	2021	2020	2019	2018
Performance Ratios:
Return on average assets	0.89%	1.69%	2.27%	1.42%	1.11%

Return on average equity	9.25	17.59	26.06	15.65	12.80

Return on average common stockholders’ equity	9.25	17.37	25.46	15.00	11.37

Interest rate spread (1)	3.57	3.54	3.37	3.63	3.82

Net interest margin (2)	3.73	3.67	3.55	3.88	3.99

Other expenses to average assets	4.94	7.95	8.58	5.48	3.35

Efficiency ratio (3)	81.47	78.49	69.70	74.32	67.20

Efficiency ratio (excluding nonrecurring items) (4)	81.48	78.51	69.86	74.51	63.96

Average interest-earning assets to average interest-bearing liabilities	126.50	125.92	123.65	124.96	125.02

Dividend payout ratio	22.16	8.59	4.77	9.10	12.32

Average equity to average assets	9.63	9.71	8.92	9.54	9.77

Capital Ratios:
Total capital (to risk-weighted assets):
Consolidated	12.65%	14.28%	13.37%	13.85%	14.50%
Bank	11.74	13.60	12.75	12.88	12.92

Tier 1 capital (to risk-weighted assets):
Consolidated	8.99	11.76	10.58	10.70	10.84
Bank	10.88	12.54	11.53	11.81	11.75

Common equity Tier 1 capital (to risk-weighted assets):
Consolidated	8.99	11.76	10.58	10.70	10.84
Bank	10.88	12.54	11.53	11.81	11.75

Tier 1 capital (to average adjusted total assets):
Consolidated	8.03	9.73	8.53	8.39	8.39
Bank	9.64	10.07	9.37	9.34	9.10

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for 2022, 2021, 2020 and 2019, and a blended federal marginal tax rate of 24.5% for 2018.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for 2022, 2021, 2020 and 2019, and a blended federal tax rate of 24.5% for 2018.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	Represents other expenses, excluding nonrecurring items as discussed below, divided by the sum of net interest income and other income, excluding income (loss) from tax credit investments discussed below. The efficiency ratio for 2022, 2021, 2020 and 2019 excludes the income from tax credit investments of $12,000, $32,000, $426,000 and $210,000, respectively. The efficiency ratio for 2018 excludes the income from tax credit investments of $585,000, expenses of $1.3 million associated with the acquisition of and merger with Dearmin and FNBO, and expenses of $661,000 associated with the initial operations of the secondary-market residential mortgage lending division. This is a non-GAAP financial measure that management believes is useful to investors in understanding the Company’s performance.

	At or For the Year Ended September 30,
	2022	2021	2020	2019	2018
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.06%	1.31%	1.54%	1.22%	1.31%

Allowance for loan losses as a percent of nonperforming loans	141.49	92.43	125.05	193.82	218.18

Net charge-offs to average outstanding loans during the period	0.06	0.07	0.09	0.09	0.02

Nonperforming loans as a percent of total loans	0.75	1.42	1.23	0.63	0.60

Nonperforming loans as a percent of total assets	0.53	0.90	0.77	0.42	0.41

Nonperforming assets as a percent of total assets	0.66	1.00	0.95	1.02	1.31

Other Data:
Number of full service branch offices	15	15	15	15	16
Number of deposit accounts	48,122	46,361	44,852	44,343	43,368
Number of loans	7,401	7,041	8,074	7,759	7,228

Balance Sheet Analysis

Cash and Cash Equivalents.  At September 30, 2022 and 2021, cash and cash equivalents totaled $41.7 million and $33.4 million, respectively.  The Bank is at times required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but are interest-bearing.

Loans Held for Sale.  Residential mortgage loans held for sale decreased by $129.2 million in 2022 due to loan sales outpacing originations. Single tenant net lease loans held for sale decreased by $23.0 million in 2022 due to sales and a transfer from loans held for sale to loans held for investment during the year.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate one to four family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans.  To a lesser extent, we originate various consumer loans including home equity lines of credit.  Net loans increased $360.6 million, from $1.08 billion at September 30, 2021 to $1.44 billion at September 30, 2022.

At September 30, 2022, residential mortgage loans totaled $368.2 million, or 25.4% of total loans, compared to $241.4 million, or 22.2% of total loans at September 30, 2021.  The increase in residential mortgage loans is primarily due a $96.2 million increase in first-lien home equity line of credit loans.  The Company launched a national first-lien home equity line of credit product in fiscal 2021, the balance of which was $178.2 million and $82.0 million at September 30, 2022 and 2021, respectively.  We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 15-year and 30-year fixed rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income.  Management intends to continue offering short-term adjustable rate residential mortgage loans and generally sell long-term fixed rate mortgage loans in the secondary market.

Commercial real estate loans, including in-market commercial real estate loans, single tenant net lease loans, and SBA commercial real estate loans, totaled $865.8 million, or 59.7% of total loans at September 30, 2022, compared to $616.1 million, or 56.5% of total loans at September 30, 2021.  The increase in commercial real estate loans is primarily due to an increase in single tenant net lease loans, which increased $232.9 million during the year ended September 30, 2022.  Management intends to continue to focus on pursuing commercial real estate loan opportunities, both within our primary market area as well as through the single tenant net lease and SBA loan programs, to further diversify the loan portfolio.

Multi-family real estate loans totaled $32.4 million, or 2.2% of total loans at September 30, 2022, compared to $40.3 million, or 3.7% of total loans at September 30, 2021.  These loans are primarily secured by apartment buildings and other multi-tenant developments in our primary market area.

Residential construction loans totaled $18.3 million, or 1.3% of total loans at September 30, 2022, of which $3.7 million were speculative construction loans.  At September 30, 2021, residential construction loans totaled $8.3 million, or 0.8% of total loans, of which $3.1 million were speculative loans.

Commercial construction loans totaled $5.9 million, or 0.4% of total loans, at September 30, 2022 compared to $2.7 million, or 0.3% of total loans at September 30, 2021.

Land and land development loans totaled $11.9 million, or 0.8% of total loans at September 30, 2022, compared to $10.2 million, or 0.9% of total loans at September 30, 2021.  These loans are primarily secured by vacant lots to be improved for residential and nonresidential development, and farmland.

Commercial business loans, including in-market commercial business loans and SBA commercial business loans, totaled $110.3 million, or 7.6% of total loans, at September 30, 2022 compared to $140.3 million, or 12.9% of total loans, at September 30, 2021.  In-market commercial business loans increased $30.1 million during the year due primarily to increased commercial business lending opportunities in our primary market area.  SBA commercial business loans decreased $60.1 million during the year primarily due to pay-downs and payoffs in the SBA’s PPP loan program as PPP loans totaled $650,000 at September 30, 2021 compared to $56.7 million at September 30, 2021.  Management intends to continue to focus on pursuing commercial business loan opportunities, both within our primary market area as well as through various SBA loan programs, to further diversify the loan portfolio.

Consumer loans totaled $38.1 million, or 2.6% of total loans, at September 30, 2022 compared to $30.6 million, or 2.8% of total loans, at September 30, 2021.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$368,211	25.38%	$241,425	22.15%
Commercial	169,861	11.71	149,600	13.73
Single tenant net lease	636,578	43.88	403,692	37.04
SBA commercial real estate	59,379	4.09	62,805	5.76
Multi-family	32,411	2.23	40,324	3.70
Residential construction	18,261	1.26	8,330	0.76
Commercial construction	5,938	0.41	2,717	0.25
Land and land development	11,880	0.82	10,217	0.94
	1,302,519	89.78	919,110	84.33

Commercial business	90,010	6.20	59,883	5.49
SBA commercial business	20,282	1.40	80,400	7.38
Consumer	38,052	2.62	30,563	2.80

Total loans	1,450,863	100.00%	1,089,956	100.00%

Deferred loan origination fees and costs, net	1,052		281
Allowance for loan losses	(15,360)		(14,301)
Loans, net	$1,436,555		$1,075,936

Loan Maturity

The following table sets forth certain information at September 30, 2022 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At September 30, 2022
			More Than
		More Than One	Five Years	More Than
	One Year or	Year to Five	to Fifteen	Fifteen
Amounts due in:	Less	Years	Years	Years	Total
(In thousands)
Residential real estate (1)	$16,769	$45,892	$120,074	$217,887	$400,622
Commercial real estate (2)	37,803	67,796	66,997	9,145	181,741
Single tenant net lease	68,648	247,724	317,634	2,572	636,578
SBA commercial real estate	1,705	7,946	23,338	26,390	59,379
Residential construction (3)	18,261	—	—	—	18,261
Commercial construction (3)	5,938	—	—	—	5,938
Commercial business	47,969	29,408	11,513	1,120	90,010
SBA commercial business	2,151	9,292	8,238	601	20,282
Consumer	5,176	14,657	15,641	2,578	38,052
Total	$204,420	$422,715	$563,435	$260,293	$1,450,863

(1)	Includes multifamily loans.
(2)	Includes farmland, land and land development loans.
(3)	Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2022 that are due after September 30, 2023, and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$89,738	$294,115	$383,853
Commercial real estate (2)	55,616	88,322	143,938
Single tenant net lease	450,039	117,891	567,930
SBA commercial real estate	—	57,674	57,674
Commercial business	32,767	9,274	42,041
SBA commercial business	418	17,713	18,131
Consumer	3,851	29,025	32,876
Total	$632,429	$614,014	$1,246,443

(1)	Includes multifamily loans.
(2)	Includes farmland, land and land development loans.

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and pass-through asset-backed securities guaranteed by the SBA.  Available for sale securities increased by $109.8 million, from $206.7 million at September 30, 2021 to $316.5 million at September 30, 2022, due primarily to purchases of $211.1 million, partially offset by a decrease in unrealized gains of $45.5 million, principal repayments of $8.2 million, sales of $33.5 million and maturities and calls of $13.6 million.

Securities Held to Maturity. Our held to maturity securities portfolio consists of mortgage-backed securities issued by government sponsored enterprises and municipal bonds.  Held to maturity securities decreased by $279,000 from $1.8 million at September 30, 2021 to $1.6 million at September 30, 2022, due primarily to maturities and principal repayments.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2022		2021		2020
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
US Treasury notes and bills	$30,809	$27,295	$250	$250	$—	$—
Agency mortgage-backed	30,786	27,500	8,143	8,384	7,499	7,952
Agency CMO	15,562	14,821	13,315	13,530	9,398	9,805
Privately-issued CMO	495	470	729	803	886	958
Privately-issued asset-backed	561	569	721	772	884	960
SBA certificates	12,255	12,012	2,157	2,138	639	694
Municipal	260,326	233,850	170,102	180,804	168,472	181,596
Total	$350,794	$316,517	$195,417	$206,681	$187,778	$201,965

Securities held to maturity:
Agency mortgage-backed	$45	$45	$64	$69	$82	$89
Municipal	1,513	1,548	1,773	1,985	2,020	2,296
Total	$1,558	$1,593	$1,837	$2,054	$2,102	$2,385

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2022. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 21.0%. Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

			More than		More than
	One Year		One Year to		Five Years to		More than
	or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available for sale:

US Treasury notes	$—	—%	$1,879	2.25%	$25,416	2.33%	$—	—%	$27,295	2.32%
Agency mortgage-backed	—	—	162	3.60	531	2.69	26,807	3.29	27,500	3.28
Agency CMO	—	—	1,794	2.52	4,347	2.83	8,680	3.81	14,821	3.37
Privately-issued CMO	—	—	—	—	—	—	470	7.20	470	7.20
Privately-issued ABS	—	—	—	—	283	4.91	286	8.46	569	6.70
SBA certificates	—	—	27	2.38	10,775	4.26	1,210	2.45	12,012	4.07
Municipal	9,991	3.57	23,207	4.01	37,475	4.03	163,177	3.99	233,850	3.98
Total	$9,991	3.57%	$27,069	3.79%	$78,827	3.44%	$200,630	3.89%	$316,517	3.76%

Securities held to maturity:

Agency mortgage-backed	$—	—%	$—	—%	$24	5.17%	$21	5.08%	$45	5.13%
Municipal	249	6.47	790	6.20	474	5.56	—	—	1,513	6.05
Total	$249	6.47%	$790	6.20%	$498	5.54%	$21	5.08%	$1,558	6.02%

Deposits.  Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments.  Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and time deposits.  Deposits increased $288.3 million from $1.23 billion at September 30, 2021 to $1.52 billion at September 30, 2022.  The Bank recognized increases in money market deposit accounts of $15.2 million, noninterest-bearing checking accounts of $49.1 million, interest-bearing checking accounts of $28.1 million and savings accounts of $9.7 million, when comparing the two years.  Brokered certificates of deposit totaled $292.5 million at September 30, 2022 compared to $70.1 million at September 30, 2021.  There were no reciprocal time deposits at September 30, 2022, compared to $30.0 million at September 30, 2021.  We have continued to promote relationship oriented deposit accounts but at times also utilize brokered certificates of deposit and reciprocal time deposits as an alternative to retail time deposits. In addition, we have continued to develop and promote cash management services including sweep accounts and remote deposit capture in order to increase the level of commercial deposit accounts.  We believe that the development and promotion of these products has made us more competitive in attracting commercial deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2022	2021
Non-interest-bearing demand deposits	$340,172	$291,039
NOW accounts	343,296	315,169
Money market accounts	238,219	222,972
Savings accounts	171,779	162,033
Retail time deposits	129,853	136,309
Brokered & reciprocal time deposits	292,515	100,058
Total	$1,515,834	$1,227,580

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity as of September 30, 2022.

(In thousands)	Amount
Three months or less	$11,533
Over three through six months	4,915
Over six through twelve months	5,624
Over twelve months	10,500
Total	$32,572

Our uninsured deposits, which consist solely of the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $494.7 million and $446.8 million at September 30, 2022 and 2021, respectively.  These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowings. We use borrowings from the FHLB consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments.  The outstanding balance of borrowings from the FHLB increased $57.3 million, from $250.0 million at September 30, 2021 to $307.3 million at September 30, 2022. FHLB borrowings are primarily used to fund loan demand and to purchase available for sale securities.

The following table sets forth certain information regarding the Bank’s use of FHLB borrowings.

	Year Ended September 30,
(Dollars in thousands)	2022	2021	2020
Maximum amount of FHLB borrowings outstanding at any month-end during period	$404,098	$340,092	$332,152
Average FHLB borrowings outstanding during period	292,803	282,001	260,222
Weighted average interest rate during period	1.14%	1.13%	1.29%
Balance outstanding at end of period	$307,303	$250,000	$310,858
Weighted average interest rate at end of period	2.05%	1.13%	1.10%

On September 20, 2018, the Company entered into a subordinated note purchase agreement in the principal amount of $20 million. The subordinated note initially bears a fixed interest rate of 6.02% per year through September 30, 2023, and thereafter a floating rate, reset quarterly, equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus 310 basis points.  All interest is payable quarterly and the subordinated note is scheduled to mature on September 30, 2028.  The subordinated note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after September 30, 2023.  The subordinated note is intended to qualify as Tier 2 capital for the Company under regulatory guidelines.  The subordinated note had a carrying value of $19.9 million, net of unamortized debt issuance costs of $68,000, at September 30, 2022.

On March 18, 2022, the Company entered into subordinated note purchase agreements in the aggregate principal amount of $31 million. The subordinated note initially bears a fixed interest rate of 4.50% per year through March 30, 2027, and thereafter a floating rate, reset quarterly, equal to the three-month SOFR plus 276 basis points. All interest is payable semi-annually and the subordinated note is scheduled to mature on March 30, 2032. The subordinated note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after March 30, 2027. The subordinated note is intended to qualify as Tier 2 capital for the Company under regulatory guidelines. The subordinated note had a carrying value of $30.3 million, net of unamortized debt issuance costs of $715,000, at September 30, 2022.

The Bank has entered into federal funds purchased line of credit facilities with three other financial institutions that established lines of credit not to exceed the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, $22 million and $15 million, respectively.  At September 30, 2022, the Bank did not have any outstanding federal funds purchased under these lines of credit.

Stockholders’ Equity. Stockholders’ equity decreased $27.8 million, from $180.4 million at September 30, 2021 to $152.6 million at September 30, 2022.  The decrease is due to a $36.0 million decrease in accumulated other comprehensive income due to a decrease in the market value of available-for-sale securities due primarily to the increase in market interest rates, partially offset by an increase in retained net income of $12.8 million during the year ended September 30, 2022.

Results of Operations for the Years Ended September 30, 2022, 2021 and 2020

Overview. The Company reported net income of $16.4 million ($2.30 per common share diluted) for the year ended September 30, 2022, compared to net income of $29.6 million ($4.12 per common share diluted) for the year ended September 30, 2021.  The decrease in net income was due to a decrease in noninterest income of $69.2 million and a $3.7 million increase in the provision for loan losses, partially offset by a $3.5 million increase in net increase income and a $48.3 million decrease in noninterest expense.

Net income was $29.6 million ($4.12 per common share diluted) for the year ended September 30, 2021 compared to net income of $33.4 million ($4.68 per common share diluted) for the year ended September 30, 2020.  The decrease in net income for 2021 compared to 2020 was due to a decrease in noninterest income of $12.9 million and an increase in noninterest expense of $13.6 million, partially offset by a $10.0 million increase in net interest income and a $9.7 million reduction in the provision for loan losses.

Net Interest Income.  For the year ended September 30, 2022, net interest income increased $3.5 million or 6.1%, as compared to 2021, primarily due to balance sheet growth.  The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, increased from 3.54% for 2021 to 3.57% for 2022 due primarily to an increase in the average yield on interest earning assets from 4.18% for 2021 to 4.35% for 2022.  This was partially offset by an increase in the average cost of interest-bearing liabilities from 0.64% for 2021 to 0.78% for 2022.

For the year ended September 30, 2021, net interest income increased $10.0 million or 21.2% as compared to 2020, due to a $7.6 million increase in interest income and a $2.4 million decrease in interest expense.  The interest rate spread increased from 3.37% for 2020 to 3.54% for 2021 due primarily to a decrease in the average cost of interest-bearing liabilities from 0.96% for 2020 to 0.64% for 2021.  This was partially offset by a decrease in the average yield on interest earning assets from 4.33% for 2020 to 4.18% for 2021.

For the year ended September 30, 2022, total interest income increased $5.7 million, or 8.8%, as compared to 2021. The increase in total interest income is due primarily to increases in the average balance of interest earning assets of $76.1 million, from $1.59 billion for 2021 to $1.67 billion for 2022, and an increase in the average tax-equivalent yield on interest-earning assets, from 4.18% for 2021 to 4.35% for 2022.  The increase in the average balance of interest-earning assets is due primarily to increases in the average balance of investment securities and total loans of $69.9 million and $21.1 million, respectively.  For the year ended September 30, 2021, total interest income increased $7.6 million, or 13.1%, from $57.7 million for the year ended September 30, 2020 to $65.3 million for the year ended September 30, 2021. The increase in total interest income is due primarily to increases in the average balance of interest earning assets of $230.2 million, from $1.36 billion for 2020 to $1.59 billion for 2021, partially offset by a decrease in the average tax-equivalent yield on interest-earning assets from 4.33% for 2020 to 4.18% for 2021.  The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $223.9 million.

Interest income on loans increased $3.8 million, or 6.5%, from $58.1 million for 2021 to $61.9 million for 2022, due primarily to an increase in the average balance of loans outstanding of $21.1 million, from $1.34 billion for 2021 to $1.36 billion for 2022, and an increase in the average tax-equivalent yield on loans from 4.35% for 2021 to 4.57% for 2022.  Excluding PPP loans, which had a fixed interest rate of 1.00%, the average tax-equivalent yield on loans increased from 4.40% for 2021 to 4.56% for 2022 and the average outstanding balance of loans increased $144.6 million for 2022 compared to 2021.  In 2021, interest income on loans increased $7.9 million, or 15.8%, from $50.2 million for 2020 to $58.1 million for 2021, due primarily to an increase in the average balance of loans outstanding of $223.9 million, from $1.11 billion for 2020 to $1.34 billion for 2021, partially offset by a decrease in the average tax-equivalent yield on loans from 4.52% for 2020 to 4.35% for 2021.  Excluding PPP loans, which had a fixed interest rate of 1.00%, the average tax-equivalent yield on loans decreased from 4.67% for 2020 to 4.40% for 2021 and the average outstanding balance of loans increased $154.6 million for 2021 compared to 2020.  The increase in the average balance of loans outstanding for both 2022 and 2021 is due primarily to an increase in commercial real estate mortgage loans, as a result of increased single tenant net lease program originations.

Interest income on investment securities increased $1.7 million, or 26.3%, primarily due to an increase in the average balance of investment securities of $69.9 million, from $191.7 million for 2021 to $261.6 million for 2022 partially offset by a decrease in the average tax equivalent yield on investments from 4.04% for 2021 to 3.73% for 2022.  In 2021, interest income on investment securities decreased $8,000, or 0.1%, primarily due to a decrease in the average tax equivalent yield on investments from 4.05% for 2020 to 4.04% for 2021 slightly offset by an increase in the average balance of investment securities of $2.2 million, from $189.5 million for 2020 to $191.7 million for 2021.

Total interest expense increased $2.3 million, or 27.9%, due primarily to an increase in the average cost of funds from 0.64% for 2021 to 0.78% for 2022, and an increase in the average balance of interest-bearing liabilities of $54.3 million, from $1.27 billion for 2021 to $1.32 billion for 2022.  The average balance of interest-bearing deposits increased $141.5 million, or 16.7%, from $848.8 million for 2021 to $990.3 million for 2022, and the average cost of funds for deposits was 0.38% for 2021 compared to 0.49% for 2022.  The average balance of borrowings from the Federal Home Loan Bank increased $10.8 million, or 3.8%, from $282.0 million for 2021 to $292.8 million for 2022, and the average cost of Federal Home Loan Bank borrowings increased from 1.13% for 2021 to 1.14% for 2022.  Average other borrowings, which are comprised of subordinated debt increased $16.4 million or 82.8% from $19.8 million for 2021 to $36.2 million for 2022.  The average cost of other borrowings decreased from 6.53% for 2021, net of amortization of debt issuance costs, to 5.83% for 2022, net of amortization of debt issuance costs.  In 2021, total interest expense decreased $2.5 million, due primarily to a decrease in the average cost of funds from 0.96% for 2020 to 0.64% for 2021, partially offset by an increase in the average balance of interest-bearing liabilities of $162.9 million, from $1.10 billion for 2020 to $1.27 billion for 2021.  The average balance of interest-bearing deposits increased $89.7 million, or 11.8%, from $759.2 million for 2020 to $848.8 million for 2021, and the average cost of funds for deposits was 0.75% for 2020 compared to 0.38% for 2021.  The average balance of borrowings from the Federal Home Loan Bank increased $21.8 million, or 8.4%, from $260.2 million for 2020 to $282.0 million for 2021, and the average cost of funds for Federal Home Loan Bank borrowings decreased from 1.29% for 2020 to 1.13% for 2021.  Average other borrowings, which are comprised of subordinated debt, was $19.8 million for both 2020 and 2021.  The average cost of other borrowings decreased from 6.63% for 2020, net of amortization of debt issuance costs, to 6.53% for 2021, net of amortization of debt issuance costs.

Average Balances and Yields.

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and totaled $1.5 million, $4.7 million and $1.8 million for 2022, 2021 and 2020, respectively. Tax exempt income on loans and investment securities has been adjusted to a tax equivalent basis using a federal marginal tax rate of 21.0%.

	Year Ended September 30,
	2022			2021			2020
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-bearing deposits with banks	$30,605	$161	0.53%	$45,847	$73	0.16%	$44,883	$417	0.93%
Loans, excluding PPP loans	1,337,777	60,968	4.56	1,193,197	52,500	4.40	1,038,638	48,547	4.67
PPP loans	19,735	1,047	5.31	143,220	5,682	3.97	73,910	1,690	2.29
Investment securities - taxable	74,239	2,334	3.14	44,325	1,771	4.00	47,806	2,075	4.34
Investment securities - nontaxable	187,408	7,419	3.96	147,385	5,973	4.05	141,659	5,599	3.95
FRB and FHLB stock	19,217	729	3.79	18,948	582	3.07	15,781	617	3.91
Total interest-earning assets	1,668,981	72,658	4.35	1,592,922	66,581	4.18	1,362,677	58,945	4.33

Non-interest-earning assets	177,283			161,386			103,544
Total assets	$1,846,264			$1,754,308			$1,466,221

Liabilities and equity:
NOW accounts	$330,522	$1,135	0.34	$268,073	$766	0.29	$197,530	$514	0.26
Money market deposit accounts	225,507	1,096	0.49	178,657	735	0.41	121,588	844	0.69
Savings accounts	169,731	107	0.06	156,421	96	0.06	128,004	93	0.07
Time deposits	264,578	2,564	0.97	245,686	1,598	0.65	312,048	4,208	1.35
Total interest-bearing deposits	990,338	4,902	0.49	848,837	3,195	0.38	759,170	5,659	0.75

Federal funds purchased	—	—	0.00	—	—	0.00	527	3	0.57
Borrowings from FHLB	292,803	3,333	1.14	282,001	3,199	1.13	260,222	3,345	1.29
Federal Reserve PPPLF	—	—	0.00	114,372	400	0.35	62,401	220	0.35
Subordinated debt and other borrowings	36,224	2,111	5.83	19,819	1,293	6.53	19,760	1,311	6.63
Total interest-bearing liabilities	1,319,365	10,346	0.78	1,265,029	8,087	0.64	1,102,080	10,538	0.96

Non-interest-bearing deposits	313,491			274,129			201,175
Other non-interest-bearing liabilities	35,539			44,782			32,182
Total liabilities	1,668,395			1,583,940			1,335,437

Total stockholders’ equity	177,869			170,247			130,986
Noncontrolling interests in subsidiary	—			121			(202)
Total equity	177,869			170,368			130,784
Total liabilities and equity	$1,846,264			$1,754,308			$1,466,221
Net interest income (taxable equivalent basis)		62,312			58,494			48,407
Less: taxable equivalent adjustment		(1,660)			(1,322)			(1,246)
Net interest income		$60,652			$57,172			$47,161
Interest rate spread (taxable equivalent basis)			3.57%			3.54%			3.37%
Net interest margin (taxable equivalent basis)			3.73			3.67			3.55
Average interest-earning assets to average interest-bearing liabilities			126.50			125.92			123.65

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

	Year Ended September 30, 2022			Year Ended September 30, 2021
	Compared to			Compared to
	Year Ended September 30, 2021			Year Ended September 30, 2020
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$(53)	$141	$88	$5	$(349)	$(344)
Loans excluding PPP	6,477	1,991	8,468	7,009	(3,056)	3,953
PPP loans	(5,730)	1,095	(4,635)	2,169	1,823	3,992
Investment securities - taxable	1,068	(505)	563	(145)	(159)	(304)
Investment securities - nontaxable	1,603	(157)	1,446	229	145	374
FRB and FHLB stock	9	138	147	111	(146)	(35)
Total interest-earning assets	3,374	2,703	6,077	9,378	(1,742)	7,636

Interest expense:
Deposits	616	1,091	1,707	507	(2,971)	(2,464)
Federal funds purchased	—	—	—	(2)	(1)	(3)
Borrowings from FHLB	123	12	135	264	(411)	(147)
Federal Reserve PPPLF	(400)	—	(400)	180	—	180
Other borrowings (subordinated debt)	1,014	(197)	817	5	(22)	(17)
Total interest-bearing liabilities	1,353	906	2,259	954	(3,405)	(2,451)
Net increase (decrease) in net interest income (taxable equivalent basis)	$2,021	$1,797	$3,818	$8,424	$1,663	$10,087

Provision for Loan Losses. The Company recognized a provision for loan losses of $1.9 million for the year ended September 30, 2022 compared to a credit for loan losses of $1.8 million for 2021.  Net charge-offs in 2022 were $849,000 compared to $958,000 for 2021 and nonperforming loans decreased $4.6 million to $10.9 million at September 30, 2022.  In 2021, the Company recognized a credit for loan losses of $1.8 million compared to a provision for loan losses of $8.0 million for 2020.  The credit for loan losses for the year ended September 30, 2021 was primarily the result of decreases in certain segments of the loan portfolio as well as reductions of certain qualitative risk factors within the allowance loan losses calculation related to the COVID-19 pandemic.  Net charge-offs in 2021 were $958,000 compared to $976,000 for 2020 and nonperforming loans increased $1.9 million to $15.5 million at September 30, 2021.  See “Analysis of Nonperforming and Classified Assets” included herein.  It is management’s assessment that the allowance for loan losses at September 30, 2022 was adequate and appropriately reflected the probable incurred losses in the Bank’s loan portfolio at that date.

Noninterest Income.  Noninterest income decreased $69.2 million, or 57.5%, from $120.4 million for the year ended September 30, 2021 to $51.2 million for the year ended September 30, 2022.  The decrease was due primarily to decreases in mortgage banking income and net gain on sale of SBA loans of $66.2 million and $5.0 million, respectively.  The decrease in mortgage banking income was primarily due to a $84.6 million decrease in production revenue from lower originations for sale and a $25.5 million decrease in capitalized residential mortgage loan servicing rights, partially offset by a $16.3 million increase in realized and unrealized hedging gains in 2022, a $4.2 million decrease in the fair value of loans held for sale and interest rate lock commitments as compared to a $18.8 million decrease in fair value recognized in 2021, and a $2.5 million increase in the fair value of the residential mortgage loan servicing rights portfolio in 2022 as compared to an $8.8 million decrease in fair value recognized in 2021.  Mortgage loans originated for sale were $1.61 billion in the year ended September 30, 2022 as compared to $4.09 billion in 2021.  The decrease in net gain on sales of SBA loans was due primarily to decreases in production and sales volume from the SBA lending segment, as well as lower premiums in the secondary market.  In 2021, noninterest income decreased $12.9 million, or 9.7%, from $133.4 million for the year ended September 30, 2020 to $120.4 million for the year ended September 30, 2021.  The decrease was due primarily to a decrease in mortgage banking income of $16.2 million, partially offset by a $3.1 million increase in net gain on sale of SBA loans.  The decrease in mortgage banking income was due to decreased loan originations and sales by the mortgage banking segment, as well as margin compression in the residential mortgage loan secondary market.  The increase in net gain on sales of SBA loans was due primarily to increases in production and sales volume from the SBA lending segment, as well as higher premiums in the secondary market.

Noninterest Expense. Noninterest expenses decreased $48.3 million, or 34.6%, from $139.4 million for the year ended September 30, 2021 to $91.1 million for the year ended September 30, 2022.  The decrease was due primarily to decreases in compensation and benefits and advertising expense of $41.4 million and $3.4 million, respectively.  The decrease in compensation and benefits expense was due primarily to a reduction in staff and incentive compensation for the Company’s mortgage banking segment as a result of decreased mortgage banking income.  The decrease in advertising expense was related to the reduced loan origination volume of the mortgage banking segment.  In 2021, noninterest expenses increased $13.6 million, or 10.8%, from $125.8 million for the year ended September 30, 2020 to $139.4 million for the year ended September 30, 2021.  The increase was due primarily to increases in compensation and benefits, and professional fees of $10.0 million and $2.0 million, respectively.  The increase in compensation and benefits expense is attributable to the addition of new employees primarily to support the growth of the Company’s mortgage banking, core banking and SBA lending activities, and normal salary and benefits adjustments.

Income Tax Expense. The Company recognized income tax expense of $2.4 million for the year ended September 30, 2022, compared to $10.0 million for the year ended September 30, 2021 and $12.7 million for the year ended September 30, 2020.  The effective tax rate was 12.6%, 25.0% and 27.1%, for the years ended September 30, 2022, 2021 and 2020, respectively.  The lower effective tax rate for 2022 compared to 2021, and for 2021 compared to 2020, was primarily due to lower taxable income and lower nondeductible executive compensation expense.

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

The following table provides information with respect to our nonperforming assets at the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be TDRs. The Bank had 23 TDRs, totaling $2.7 million, which were performing according to their terms and on accrual status as of September 30, 2022.

	At September 30,
(Dollars in thousands)	2022	2021	2020	2019	2018
Nonaccrual loans	$10,856	$15,000	$13,615	$5,168	$4,182
Accruing loans past due 90 days or more	—	472	—	12	91
Total nonperforming loans:	10,856	15,472	13,615	5,180	4,273
Performing TDRs	2,714	1,743	3,069	7,265	9,145
Foreclosed real estate	—	—	—	—	103
Total nonperforming assets	$13,570	$17,215	$16,684	$12,445	$13,521

Nonaccrual loans to total loans	0.75%	1.38%	1.23%	0.63%	0.59%
Total nonperforming loans to total loans	0.75	1.42	1.23	0.63	0.60
Total nonperforming loans to total assets	0.53	0.90	0.77	0.42	0.41
Total nonperforming assets to total assets	0.66	1.00	0.95	1.02	1.31

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

At September 30, 2022, the Company held seven privately-issued CMO and ABS securities with an aggregate amortized cost of $395,000 and fair value of $382,000 that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.  Based on an independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for these securities and, as a result, no other-than-temporary impairment has been recognized on the privately-issued CMO or ABS portfolios. At September 30, 2021, the Company held ten privately-issued CMO and ABS securities with an aggregate carrying value of $512,000 and fair value of $526,000 that had been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2022			2021
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Residential real estate	$2,716	17.68%	25.38%	$1,438	10.06%	22.15%
Commercial real estate	1,590	10.35	11.71	2,806	19.62	13.73
Single tenant net lease	3,838	24.99	43.88	2,422	16.94	37.04
SBA commercial real estate	2,578	16.78	4.09	3,475	24.30	5.76
Multi-family	251	1.63	2.23	518	3.62	3.70
Residential construction	305	1.99	1.26	191	1.34	0.76
Commercial construction	107	0.70	0.41	63	0.44	0.25
Land and land development	212	1.38	0.82	235	1.64	0.94
Commercial business	1,193	7.77	6.20	1,284	8.98	5.49
SBA commercial business	2,122	13.82	1.40	1,346	9.41	7.38
Consumer	448	2.91	2.62	523	3.65	2.80
Total allowance for loan losses	$15,360	100.00%	100.00%	$14,301	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2022	2021	2020
Allowance for loan losses at beginning of period	$14,301	$17,026	$10,040
Provision (credit) for loan losses	1,908	(1,767)	7,962
Charge offs:
Residential real estate	23	11	36
Commercial real estate	—	—	102
Single tenant net lease	—	—	—
SBA commercial real estate	110	936	360
Multi-family	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	91	—	38
SBA commercial business	698	21	396
Consumer	175	156	238
Total charge-offs	1,097	1,124	1,170

Recoveries:
Residential real estate	14	24	29
Commercial real estate	—	—	6
Single tenant net lease	—	—	—
SBA commercial real estate	15	23	46
Multi-family	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	6
Commercial business	119	5	31
SBA commercial business	61	39	76
Consumer	39	75	—
Total recoveries	248	166	194
Net charge-offs	849	958	976

Allowance for loan losses at end of period	$15,360	$14,301	$17,026

Allowance for loan losses to nonaccrual loans	141.49%	95.34%	125.05%
Allowance for loan losses to nonperforming loans	141.49%	92.43%	125.05%
Allowance for loan losses to total loans outstanding at the end of the period	1.06	1.31	1.54
Allowance for loan losses to total loans, excluding PPP loans at the end of the period	1.06	1.38	1.84
Net charge-offs during the period to average loans outstanding during the period	0.06	0.07	0.09

The following table sets forth the ratio of net charge offs to average loans outstanding for the periods indicated.

	For the Year Ended September 30,
Loan category	2022	2021	2020
Residential real estate	(0.00)%	(0.01)%	0.00%
Commercial real estate	0.00	0.00	0.06
Single tenant net lease	0.00	0.00	0.00
SBA commercial real estate	0.15	1.52	0.58
Multi-family	0.00	0.00	0.00
Residential construction	0.00	0.00	0.00
Commercial construction	0.00	0.00	0.00
Land and land development	0.00	0.00	(0.06)
Commercial business	(0.04)	(0.01)	0.01
SBA commercial business	1.38	(0.01)	0.34
Consumer	0.41	0.18	0.47
Total loans	0.06%	0.09%	0.09%

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2022 and 2021 financial information.

	At September 30, 2022		At September 30, 2021
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(15,503)	(27.12)%	$(3,593)	(7.65)%
200bp	(8,858)	(15.50)	(1,508)	(3.21)
100bp	(3,224)	(5.64)	387	0.82
Static	—	—	—	—
(100)bp	2,819	4.93	(1,635)	(3.48)
(200)bp	5,095	8.91	(2,370)	(5.05)

At September 30, 2022, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $3.2 million or 5.64% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 15.50% and 27.12%, respectively. An immediate and sustained decrease in rates of 1.00% and 2.00% will increase our net interest income by $2.8 million and $5.1 million or 4.93% and 8.91%, respectively, over a one year horizon compared to a flat interest rate scenario.

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to our base case scenario, based on September 30, 2022 and 2021 financial information.

	At September 30, 2022
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$184,168	$(126,111)	(40.64)%	10.76%	(519)	bp
200bp	228,400	(81,879)	(26.39)	12.81	(314)	bp
100bp	275,626	(34,653)	(11.17)	14.81	(114)	bp
Static	310,279	—	—	15.95	—	bp
(100)bp	344,508	34,229	11.03	16.93	98	bp
(200)bp	380,048	69,769	22.49	17.82	187	bp

	At September 30, 2021
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$306,486	$1,449	0.48%	19.18%	183	bp
200bp	313,652	8,615	2.82	18.96	161	bp
100bp	315,840	10,803	3.54	18.46	111	bp
Static	305,037	—	—	17.35	—	bp
(100)bp	283,983	(21,054)	(6.90)	15.74	(161)	bp

The previous table indicates that at September 30, 2022, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point increase in prevailing interest rates, and an increase in its EVE in the event of a sudden and sustained 100 and 200 basis point decrease in prevailing interest rates.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2022, cash and cash equivalents totaled $41.7 million.  Securities classified as available-for-sale, amounting to $316.5 million, at September 30, 2022, provide additional sources of liquidity.  At September 30, 2022, we had the ability to borrow a total of approximately $553.2 million from the FHLB, of which $307.3 million was borrowed and outstanding.  In addition, we had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at September 30, 2022.  We also had two other federal funds line of credit facilities with other financial institutions from which we had the ability to borrow an additional $22 and $15 million, respectively.  The Bank did not have any outstanding federal funds purchased at September 30, 2022.

At September 30, 2022, the Bank had $327.8 million in commitments to extend credit outstanding, excluding interest rate lock commitments for residential mortgage loans intended for sale in the secondary market that meet the definition of a derivative.  Time deposits due within one year of September 30, 2022 totaled $368.1 million, or 87.1% of time deposits.  We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent increasing interest rate environment and local competitive pressure.  The balance also includes $292.5 million in brokered and reciprocal time deposits at September 30, 2022.  If these maturing time deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2023.  We believe, however, based on past experience that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2022, the Company had liquid assets of $16.9 million on a stand-alone, unconsolidated basis.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2022, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement.”

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

For the year ended September 30, 2022, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management assessed First Savings Financial Group, Inc.’s system of internal control over financial reporting as of September 30, 2022, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that, as of September 30, 2022, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework”.

(c)Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”).

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

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
3.2	Articles of Amendment to the Articles of Incorporation for the Series A Preferred Stock (2)
3.3	Bylaws of First Savings Financial Group, Inc. (1)
4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
10.1	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Larry W. Myers, dated October 7, 2009* (3)
10.2	Change in Control Agreement by and between First Savings Bank and Jackie R.Journell dated October 7, 2019 (6)
10.3	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Anthony A. Schoen, dated October 7, 2009* (3)
10.4	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (4)
10.5	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (4)
10.6	Agreement and Plan of Reorganization dated July 21, 2017 (2)
10.7	Amended and Restated Director Deferred Compensation Agreement* (1)
10.8	Subordinated Note Purchase Agreement dated September 20, 2018 (5)
10.9	Subordinated Note Purchase Agreement dated March 18, 2022 (7)
21.0	Subsidiaries of the Registrant
23.0	Consent of Monroe Shine & Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (Formatted in Inline XBRL)
*	Management contract or compensatory plan, contract or arrangement
(1)

Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-151636), as amended, initially filed with the Securities and Exchange Commission on June 13, 2008.

(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017.
(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.
(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2018.
(6)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 17, 2020.
(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2022.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 14, 2022	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer and Director	December 14, 2022
Larry W. Myers	(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	December 14, 2022
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John E. Colin	Director	December 14, 2022
John E. Colin

/s/ Douglas A. York	Director	December 14, 2022
Douglas A. York

/s/ Pamela Bennett-Martin	Director	December 14, 2022
Pamela Bennett-Martin

/s/ L. Chris Fordyce	Director	December 14, 2022
L. Chris Fordyce

/s/ John P. Lawson, Jr.	Director	December 14, 2022
John P. Lawson, Jr.

/s/ Samuel E. Eckart	Director	December 14, 2022
Samuel E. Eckart

/s/ Frank N. Czeschin	Director	December 14, 2022
Frank N. Czeschin

/s/ Martin A. Padgett	Director	December 14, 2022
Martin A. Padgett

/s/ Steven R. Stemler	Director	December 14, 2022
Steven R. Stemler

/s/ Troy D. Hanke	Director	December 14, 2022
Troy D. Hanke

FIRST SAVINGS FINANCIAL GROUP, INC.

JEFFERSONVILLE, INDIANA

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED

SEPTEMBER 30, 2022, 2021 AND 2020

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

Management assessed First Savings Financial Group, Inc.’s system of internal control over financial reporting as of September 30, 2022, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of September 30, 2022, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework.”

Monroe Shine & Co., Inc., independent registered public accounting firm, has issued an audit report dated December 14, 2022 on the effectiveness of the Company’s internal control over financial reporting.

/s/ Larry W. Myers	/s/ Anthony A. Schoen
Larry W. Myers	Anthony A. Schoen
President and	Chief Financial Officer
Chief Executive Officer

December 14, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Savings Financial Group, Inc.

Jeffersonville, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Savings Financial Group, Inc. (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Loan Losses – Qualitative Factors

As described in Note 1 and Note 4 to the financial statements, the Company’s allowance for loan losses is an estimate of probable credit losses inherent in the loan portfolio incurred as of the balance sheet date.  The allowance for loan losses was $15.4 million at September 30, 2022, consisting principally of amounts related to loans collectively evaluated for impairment (the “general component”).  The general component of the allowance for loan losses is determined based on the Company’s annualized historical loss experience by loan type, adjusted for qualitative factors.  Management considers changes and trends in the following qualitative loss factors:  past due loan trends; the nature and volume of the portfolio; national, regional and local economic conditions; underwriting standards and changes in lending policies and procedures; lending staff and management; the loan review system; collateral valuations; concentrations of credit; and other internal and external factors as determined by management, including peer data and the economic uncertainties related to the COVID-19 pandemic.  The determination of the effect of the qualitative factors on the allowance for loan losses involves significant judgment by management.  We identified the effect of the qualitative factors on the allowance for loan losses as a critical audit matter as it involved especially subjective auditor judgment to audit management’s determination of the qualitative factors.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of the Company’s process for establishing the allowance for loan losses, including the implementation of models and the basis for the qualitative factor adjustments.

●	Testing the design and operating effectiveness of internal controls over the allowance for loan losses, including those related to data completeness and accuracy, the establishment of qualitative factor adjustments, and management’s review of the reasonableness of the judgments and assumptions used to develop the qualitative factors.

●	Testing the completeness and accuracy of data used as a basis for the qualitative factors.

●	Evaluating the reasonableness of management’s judgments related to the qualitative factors and the resulting allowance for loan losses. Among other procedures, our evaluation considered evidence from internal and external sources, loan portfolio performance, relevant trends within the banking industry and other peer data, and whether the assumptions were applied consistently from period to period.

●	Comparing the qualitative factors for the current and prior periods for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.

●	Testing the mathematical accuracy of the allowance for loan losses calculation, including the application of the qualitative factors.

We have served as the Company’s, or its predecessors’, auditor consecutively since at least 1968.

New Albany, Indiana

December 14, 2022

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 AND 2021

(In thousands, except share and per share data)	2022	2021

ASSETS
Cash and due from banks	$18,312	$14,191
Interest-bearing deposits with banks	23,353	19,237
Total cash and cash equivalents	41,665	33,428

Interest-bearing time deposits	1,613	2,222
Securities available for sale, at fair value	316,517	206,681
Securities held to maturity	1,558	1,837

Loans held for sale, residential mortgage at fair value	38,579	167,813
Loans held for sale, single tenant net lease	—	23,020
Loans held for sale, Small Business Administration	21,883	24,107
Loans, net of allowance for loan losses of $15,360 at September 30, 2022 and $14,301 at September 30, 2021	1,436,555	1,075,936
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	20,004	19,258
Premises and equipment	27,100	27,669
Other real estate owned, held for sale	203	1,728
Accrued interest receivable:
Loans	5,379	4,398
Securities	2,953	1,845
Cash surrender value of life insurance	45,145	44,152
Goodwill	9,848	9,848
Core deposit intangibles	775	988
Residential mortgage loan servicing rights, at fair value	63,263	49,579
Nonresidential mortgage loan servicing rights	141	—
SBA loan servicing rights	3,790	4,447
Other assets	20,691	22,438

Total Assets	$2,057,662	$1,721,394

LIABILITIES
Deposits:
Noninterest-bearing	$340,172	$291,039
Interest-bearing	1,175,662	936,541
Total deposits	1,515,834	1,227,580

Federal Home Loan Bank borrowings	307,303	250,000
Other borrowings	50,217	19,865
Accrued interest payable	1,302	258
Advance payments by borrowers for taxes and insurance	1,207	2,076
Accrued expenses and other liabilities	29,176	41,238
Total Liabilities	1,905,039	1,541,017

EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 7,757,271 shares (7,708,566 at September 30, 2021); outstanding 6,970,631 shares (7,125,888 shares at September 30, 2021)	78	78
Additional paid-in capital	26,770	25,721
Retained earnings - substantially restricted	162,985	150,185
Accumulated other comprehensive income (loss)	(27,079)	8,900
Unearned stock compensation	(969)	(138)
Less treasury stock, at cost - 786,640 shares (582,678 shares at September 30, 2021)	(9,162)	(4,369)
Total Stockholders' Equity	152,623	180,377

Total Liabilities and Stockholders' Equity	$2,057,662	$1,721,394

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2022, 2021 AND 2020

(In thousands, except share and per share data)	2022	2021	2020

INTEREST INCOME
Loans, including fees	$61,913	$58,114	$50,167
Securities:
Taxable	2,334	1,771	2,075
Tax-exempt	5,861	4,719	4,423
Dividend income	729	582	617
Interest-bearing deposits with banks	161	73	417
Total interest income	70,998	65,259	57,699

INTEREST EXPENSE
Deposits	4,902	3,195	5,659
Federal funds purchased and repurchase agreements	—	—	3
Federal Home Loan Bank borrowings	3,333	3,199	3,345
Federal Reserve PPPLF borrowings	—	400	220
Other borrowings	2,111	1,293	1,311
Total interest expense	10,346	8,087	10,538

Net interest income	60,652	57,172	47,161
Provision (credit) for loan losses	1,908	(1,767)	7,962

Net interest income after provision (credit) for loan losses	58,744	58,939	39,199

NONINTEREST INCOME
Service charges on deposit accounts	1,864	1,468	1,581
ATM and interchange fees	2,753	2,399	2,116
Net gain on sales of available for sale securities and time deposits	476	—	7
Net unrealized gain (loss) on equity securities	(10)	46	(19)
Net gain on sales of loans, Small Business Administration	3,698	8,740	5,673
Net gain on sales of loans, single tenant net lease	719	—	—
Mortgage banking income	38,337	104,504	120,733
Increase in cash surrender value of life insurance	993	785	732
Gain on life insurance	—	140	—
Commission income	717	589	288
Real estate lease income	571	592	589
Net gain (loss) on premises and equipment	—	78	(8)
Income from on tax credit investment	12	32	426
Other income	1,097	1,063	1,233
Total noninterest income	51,227	120,436	133,351

NONINTEREST EXPENSE
Compensation and benefits	61,530	102,951	92,904
Occupancy and equipment	8,167	9,906	8,958
Data processing	2,623	2,546	2,153
Advertising	3,199	6,574	7,346
Professional fees	4,639	5,583	3,606
FDIC insurance premiums	527	446	405
Net (gain) loss on other real estate owned	115	(64)	(1)
Other operating expenses	10,349	11,467	10,437
Total noninterest expense	91,149	139,409	125,808
Income before income taxes	18,822	39,966	46,742
Income tax expense	2,378	9,997	12,661
Net Income	16,444	29,969	34,081
Less: net income attributable to noncontrolling interests	—	402	727
Net Income Attributable to First Savings Financial Group, Inc.	$16,444	$29,567	$33,354

Net income per share:
Basic	$2.33	$4.16	$4.72
Diluted	$2.30	$4.12	$4.68

Weighted average shares outstanding:
Basic	7,058,550	7,107,786	7,070,040
Diluted	7,141,846	7,173,733	7,127,862

Dividends per share	$0.51	$0.36	$0.22

* All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED SEPTEMBER 30, 2022, 2021 AND 2020

(In thousands)	2022	2021	2020

Net Income	$16,444	$29,969	$34,081

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(45,068)	(2,923)	4,886
Income tax (expense) benefit	9,464	614	(968)
Net of tax amount	(35,604)	(2,309)	3,918

Less: reclassification adjustment for realized gains included in net income	(476)	—	(7)
Income tax expense	101	—	2
Net of tax amount	(375)	—	(5)

Other Comprehensive Income (Loss)	(35,979)	(2,309)	3,913

Comprehensive Income (Loss)	(19,535)	27,660	37,994
Less: comprehensive income attributable to noncontrolling interests	—	402	727

Comprehensive Income (Loss) Attributable to First Savings Financial Group, Inc.	$(19,535)	$27,258	$37,267

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2022, 2021 AND 2020

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income (Loss)	Compensation	Stock	Subsidiary	Total

Balances at October 1, 2019	$26	$27,494	$91,228	$7,296	$(446)	$(4,545)	$204	$121,257

Cumulative effect adjustment, adoption of ASU 2016-02	—	—	166	—	—	—	—	166

Net income	—	—	33,354	—	—	—	727	34,081

Other comprehensive income	—	—	—	3,913	—	—	—	3,913

Common stock dividends - $0.22 per share	—	—	(1,590)	—	—	—	—	(1,590)

Distributions to noncontrolling interests	—	—	—	—	—	—	(638)	(638)

Restricted stock grants - 4,308 shares	—	95	—	—	(95)	—	—	—

Stock compensation expense	—	86	—	—	193	—	—	279

Stock option exercises - 85,083 shares	—	(195)	—	—	—	594	—	399

Purchase 14,106 treasury shares	—	—	—	—	—	(302)	—	(302)

Balances at September 30, 2020	26	27,480	123,158	11,209	(348)	(4,253)	293	157,565

Net income	—	—	29,567	—	—	—	402	29,969

Acquisition of minority interests in Q2	—	(1,874)	—	—	—	—	(695)	(2,569)

Other comprehensive loss	—	—	—	(2,309)	—	—	—	(2,309)

Common stock dividends - $0.36 per share	—	—	(2,540)	—	—	—	—	(2,540)

Restricted stock forfeitures - 1,500 shares	—	(25)	—	—	25	—	—	—

Stock compensation expense	—	92	—	—	185	—	—	277

Stock option exercises - 6,840 shares	—	100	—	—	—	2	—	102

Purchase of 5,424 treasury shares	—	—	—	—	—	(118)	—	(118)

Three-for-one stock split in the form of a stock dividend	52	(52)	—	—	—	—	—	—

Balances at September 30, 2021	78	25,721	150,185	8,900	(138)	(4,369)	—	180,377

Net income	—	—	16,444	—	—	—	—	16,444

Acquisition of minority interests in Q2	—	(509)	—	—	—	—	—	(509)

Other comprehensive loss	—	—	—	(35,979)	—	—	—	(35,979)

Common stock dividends - $0.51 per share	—	—	(3,644)	—	—	—	—	(3,644)

Restricted stock grants - 45,750 shares	—	1,222	—	—	(1,222)	—	—	—

Stock compensation expense	—	296	—	—	391	—	—	687

Stock option exercises - 2,955 shares	—	40	—	—	—	—	—	40

Purchase of 203,962 treasury shares	—	—	—	—	—	(4,793)	—	(4,793)

Balances at September 30, 2022	$78	$26,770	$162,985	$(27,079)	$(969)	$(9,162)	$—	$152,623

*	All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2022, 2021 AND 2020

(In thousands)	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,444	$29,969	$34,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	1,908	(1,767)	7,962
Depreciation and amortization	2,448	2,300	1,858
Amortization of premiums and accretion of discounts on securities, net	903	799	596
Amortization and accretion of fair value adjustments on loans, net	(1,529)	(1,490)	(935)
Loans originated for sale	(1,677,276)	(4,177,003)	(3,679,783)
Proceeds on sales of loans	1,806,926	4,347,642	3,597,497
Net realized and unrealized (gain) loss on loans held for sale	12,376	(56,677)	(88,738)
Capitalization of loan servicing rights	(12,167)	(38,659)	(25,508)
Net change in value of loan servicing rights	(1,001)	10,084	4,021
Net realized and unrealized (gain) loss on other real estate owned	115	(74)	(16)
Net gain on sales of available for sale securities and time deposits	(476)	—	(7)
Increase in cash surrender value of life insurance	(993)	(785)	(732)
Gain on life insurance	—	(140)	—
Net (gain) loss on equity securities	10	(46)	19
Net (gain) loss on sale of premises and equipment	—	(78)	8
Income from tax credit investments	(12)	(32)	(426)
Deferred income taxes	2,095	7,856	4,494
Stock compensation expense	688	277	279
(Increase) decrease in accrued interest receivable	(2,089)	219	(1,421)
Increase (decrease) in accrued interest payable	1,044	(425)	(252)
Change in other assets and liabilities, net	(602)	(7,077)	7,314
Net Cash Provided By (Used In) Operating Activities	148,812	114,893	(139,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(245)	(497)	(1,145)
Proceeds from sales and maturities of interest-bearing time deposits	840	1,225	445
Purchase of securities available for sale	(211,141)	(29,517)	(37,809)
Proceeds from sales of securities available for sale	33,494	—	3,180
Proceeds from maturities of securities available for sale	13,598	16,737	8,235
Proceeds from maturities of securities held to maturity	260	247	248
Principal collected on securities	8,262	4,375	6,005
Net increase in loans	(348,738)	(26,566)	(304,202)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	592	53	—
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(1,338)	(2,018)	(4,253)
Investment in cash surrender value of life insurance	—	(12,042)	(4,481)
Proceeds from life insurance	575	—	—
Proceeds from sale of other real estate owned	689	500	182
Purchase of premises and equipment	(835)	(5,640)	(7,308)
Proceeds from sales of premises and equipment	—	438	550
Distributions received from tax credit investments	—	—	920
Investment in partnership interests	(2,242)	—	—
Acquisition of minority interests in Q2	—	(3,172)	—
Net Cash Used In Investing Activities	(506,229)	(55,877)	(339,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	288,254	179,504	213,692
Net decrease in federal funds purchased	—	—	(4,000)
Increase (decrease) in Federal Home Loan Bank line of credit	12,303	(20,858)	8,314
Proceeds from Federal Home Loan Bank advances	1,130,000	455,000	350,000
Repayment of Federal Home Loan Bank advances	(1,085,000)	(495,000)	(270,000)
Net increase (decrease) in Federal Reserve PPPLF borrowings	—	(174,834)	174,834
Net proceeds from subordinated notes	30,258	—	—
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(869)	(1,427)	709
Proceeds from exercise of stock options	—	27	148
Taxes paid on stock award shares for employees	(48)	(41)	(53)
Purchase of treasury shares	(4,745)	—	—
Dividends paid on common stock	(4,499)	(1,685)	(1,590)
Distributions to noncontrolling interests	—	—	(638)
Net Cash Provided By (Used In) Financing Activities	365,654	(59,314)	471,416

Net Increase (Decrease) in Cash and Cash Equivalents	8,237	(298)	(7,706)

Cash and cash equivalents at beginning of year	33,428	33,726	41,432

Cash and Cash Equivalents at End of Year	$41,665	$33,428	$33,726

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

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

On April 25, 2017, the Bank formed Q2 Business Capital, LLC (“Q2”), which is an Indiana limited liability company that specializes in the origination and servicing of U.S. Small Business Administration (“SBA”) loans. The Bank originally owned 51% of Q2’s membership interests. On December 31, 2020, the Bank completed the acquisition of the minority interests in Q2, and Q2 became a wholly-owned subsidiary of the Bank. As part of the acquisition of the minority interests, the Bank paid or expects to pay total consideration of $3.7 million. The acquisition was accounted for as an equity transaction, and resulted in the reclassification of the noncontrolling interests of $695,000, the recognition of net deferred tax assets of $581,000 and a reduction of additional paid-in capital of $2.4 million.

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

Basis of Consolidation and Reclassifications

The consolidated financial statements include the accounts of the Company and its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on net income or stockholders’ equity.

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

SEPTEMBER 30, 2022, 2021 AND 2020

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

SEPTEMBER 30, 2022, 2021 AND 2020

(1 - continued)

Investment Securities - continued

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

The Company originates loans to customers under the SBA 7(a) and other programs that generally provide for SBA guarantees of 75% to 90% of each loan. The Company intends to sell the guaranteed portion of the SBA loans. The guaranteed portion of the SBA loans was classified as loans held for sale at September 30, 2022 and 2021. At September 30, 2022 and 2021, SBA loans held for sale totaling $21.9 million and $24.1 million, respectively, were carried at the lower of aggregate cost or fair value. Realized gains and losses on sales of SBA loans held for sale are determined based on the allocation of participating interests sold and retained and are included in net gain on sales of SBA loans in the accompanying consolidated statements of income. Direct loan origination costs and fees related to SBA loans held for sale are deferred upon origination and are recognized as an adjustment to the gain or loss on the date of sale. SBA loans held for sale are sold on a servicing retained basis.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(1 - continued)

Loans Held for Sale - continued

During 2022 and 2021 the Company transferred certain single tenant net lease loans from loans to loans held for sale and sold those loans on the secondary market. At September 30, 2022, there were no single tenant net lease loans held for sale. At September 30, 2021, single tenant net lease loans held for sale totaling $23.0 million were carried at the lower of aggregate cost or fair value. Realized gains and losses on sales of single tenant net lease loans held for sale are determined using the specific identification method. Single tenant net lease loans held for sale are sold on a servicing retained basis.

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

SEPTEMBER 30, 2022, 2021 AND 2020

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

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

The general component covers loans not considered to be impaired. Such loans are pooled by segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 60-month period with the exception of the SBA loan portfolio which uses lookback periods of 24 to 48 months.

The Company’s historical loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis based on the risks present for each portfolio segment. Management considers changes and trends in the following qualitative loss factors: levels of and trends in delinquencies and impaired loans; trends in the volume and term of new loan originations; national and local economic trends and conditions; changes in lending policies, procedures and practices; changes in the experience and ability of lending management and other staff; changes in the quality and depth of the Company’s loan review system; trends in collateral valuation in the Company’s lending area; the existence and effect of any concentrations of credit and other factors as determined by management including peer data and the economic uncertainties surrounding the coronavirus (“COVID-19”) pandemic. Each qualitative factor is evaluated and a qualitative factor adjustment is applied to the actual historical loss factors in determining the adjusted loss factors used in management’s allowance for loan losses adequacy calculation.

At September 30, 2022, the Company’s allowance for loan losses totaled $15.4 million, of which $13.4 million related to qualitative factor adjustments. At September 30, 2021, the Company’s allowance for loan losses totaled $14.3 million, of which $13.1 million related to qualitative factor adjustments.

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

Residential real estate loans  (including first-lien home equity lines of credit) primarily consist of loans to individuals for the purchase or refinance of their primary residence, with a small portion of the segment secured by non-owner-occupied residential investment properties. The risks associated with residential real estate loans are closely correlated to the local housing market and general economic conditions, as repayment of the loans is primarily dependent on the borrower’s or tenant’s personal cash flow and employment status.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

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

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended September 30, 2022, 2021, and 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(1 - continued)

Loans and Allowance for Loan Losses - continued

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

A TDR can involve a loan remaining on nonaccrual, moving to nonaccrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured in a TDR remains on nonaccrual status for a period of at least six months following the restructuring in order to ensure that the borrower performs in accordance with the restructured terms, including consistent and timely payments of at least six consecutive months according to the restructured terms.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(1 - continued)

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

SEPTEMBER 30, 2022, 2021 AND 2020

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

SEPTEMBER 30, 2022, 2021 AND 2020

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

Comprehensive Income

Comprehensive income consists of reported net income and other comprehensive income. Other comprehensive income, recognized as a separate component of stockholders’ equity, includes the change in unrealized gains and losses on securities available for sale. Amounts reclassified out of unrealized gains or losses on securities available for sale included in accumulated other comprehensive income or loss are included in the net gain on sales of available for sale securities line item in the consolidated statements of income.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(1 - continued)

Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update commonly referred to as the current expected credit loss methodology (“CECL”) replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is a smaller reporting company as defined by the SEC, and currently does not intend to early adopt CECL. The Company is currently assessing the impact the guidance will have upon adoption. Management expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses through retained earnings as of the beginning of the first reporting period in which the new standard is effective; however, the magnitude of the adjustment is unknown.In planning for the implementation of ASU 2016-13, management is currently evaluating software solutions, data requirements and loss methodologies.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the current accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, the ASU also requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have not yet adopted the amendments in ASU No. 2016-13, the effective dates for the amendments in the ASU are the same as the effective dates in ASU No. 2016-13. The amendments should generally be applied prospectively, although for the transition method related to the recognition and measurement of TDRs an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently assessing the impact of the guidance, but its adoption is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(1 - continued)

Recent Accounting Pronouncements - continued

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

(2)         RESTRICTION ON CASH AND DUE FROM BANKS

The Company is required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but are interest-bearing. In March of 2020, the Federal Reserve Bank reduced the reserve requirement to zero. There were no required reserves for the years ended September 30, 2022 and 2021. The average amount of required reserve balances was approximately $10.6 million for the year ended September 30, 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(3)         INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Losses	Value
September 30, 2022:
Securities available for sale:
U.S. Treasury notes	$30,809	$—	$3,514	$27,295
Agency mortgage-backed	30,786	3	3,289	27,500
Agency CMO	15,562	—	741	14,821
Privately-issued CMO	495	4	29	470
Privately-issued ABS	561	16	8	569
SBA certificates	12,255	1	244	12,012
Municipal bonds	260,326	167	26,643	233,850

Total securities available for sale	$350,794	$191	$34,468	$316,517

Securities held to maturity:
Agency mortgage-backed	$45	$—	$—	$45
Municipal bonds	1,513	35	—	1,548

Total securities held to maturity	$1,558	$35	$—	$1,593

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(3 - continued)

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

The amortized cost and fair value of available for sale and held to maturity debt securities as of September 30, 2022 by contractual maturity are shown below. Expected maturities of mortgage and other asset-backed securities may differ from contractual maturities because the mortgages and other assets underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due within one year	$9,696	$9,991	$249	$254
Due after one year through five years	25,348	25,086	790	808
Due after five years through ten years	67,149	62,891	474	486
Due after ten years	188,942	163,177	—	—
CMO	16,057	15,291	—	—
ABS	561	569	—	—
SBA certificates	12,255	12,012	—	—
Mortgage-backed securities	30,786	27,500	45	45

	$350,794	$316,517	$1,558	$1,593

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(3 - continued)

Information pertaining to securities with gross unrealized losses at September 30, 2022 and 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses

September 30, 2022:
Securities available for sale:
Continuous loss position less than twelve months:

U.S. Treasury notes	7	$27,295	$3,514
Agency mortgage-backed	14	24,987	2,749
Agency CMO	12	8,896	551
Privately-issued CMO	2	424	20
SBA certificates	1	10,775	225
Municipal bonds	259	193,002	24,922

Total less than twelve months	295	265,379	31,981

Continuous loss position more than twelve months:

Agency mortgage-backed	1	2,169	540
Agency CMO	2	1,199	190
Privately-issued CMO	1	19	9
Privately-issued ABS	1	283	8
SBA certificates	2	1,202	19
Municipal bonds	7	6,263	1,721

Total more than twelve months	14	11,135	2,487

Total securities available for sale	309	$276,514	$34,468

September 30, 2021:
Securities available for sale:
Continuous loss position less than twelve months:

Agency mortgage-backed	1	$3,056	$52
Agency CMO	2	1,466	20
SBA certificates	1	2,013	20
Municipal bonds	18	13,904	254

Total less than twelve months	22	20,439	346

Continuous loss position more than twelve months:

Privately-issued CMO	1	23	7
SBA certificates	1	88	1
Municipal bonds	1	1,902	99

Total more than twelve months	3	2,013	107

Total securities available for sale	25	$22,452	$453

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(3 - continued)

At September 30, 2022 and 2021, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at September 30, 2022, which consisted of U.S. Treasury notes, agency mortgage-backed securities, agency CMOs, privately-issued CMOs, privately-issued ABSs, SBA certificates, and municipal bonds, had depreciated approximately 11.08% from the Company’s amortized cost basis and are fixed and variable rate securities with a weighted-average yield of 3.13% and a weighted-average coupon rate of 3.41% at September 30, 2022. All of the municipal securities are issued by municipal governments, and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At September 30, 2022, the Company held seven privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate amortized cost of $395,000 and fair value of $382,000 that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

At September 30, 2022, three privately-issued CMOs and one privately-issued ABS were in a loss position and had depreciated approximately 4.85% from their carrying value. These securities were collateralized by residential mortgage loans, had a total fair value of $726,000 and a total unrealized loss of $37,000 at September 30, 2022. Based on the independent third party analysis of the expected cash flows, management has determined that the declines in fair value for these securities are temporary and, as a result, no other-than-temporary impairment is required to be recognized. While the Company does not anticipate additional credit-related impairment losses at September 30, 2022, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require additional credit-related impairment charges.

The unrealized losses on U.S. treasury notes, U.S. government agency mortgage-backed securities and CMOs, SBA certificates and municipal bonds relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

The following is a summary of the reported gross gains and losses on sales of available for sale securities and time deposits for the years ended September 30, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Gross realized gains on sales	$488	$—	$17
Gross realized losses on sales	(12)	—	(10)
Net realized gain on sales of available for sale securities and time deposits	$476	$—	$7

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(3 - continued)

Certain available for sale debt securities were pledged to secure FHLB borrowings at September 30, 2022 and 2021, and may be pledged to secure federal funds borrowings (see Notes 9 and 10).

At September 30, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S government and its agencies, with an aggregate book value greater than 10% of the Company’s consolidated stockholders’ equity.

(4)         LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2022 and 2021 consisted of the following:

(In thousands)	2022	2021

Real estate mortgage:
1-4 family residential	$368,211	$241,425
Commercial	169,861	149,600
Single tenant net lease	636,578	403,692
SBA	59,379	62,805
Multifamily residential	32,411	40,324
Residential construction	18,261	8,330
Commercial construction	5,938	2,717
Land and land development	11,880	10,217
Commercial business	90,010	59,883
SBA commercial business (1)	20,282	80,400
Consumer	38,052	30,563
Total loans	1,450,863	1,089,956

Deferred loan origination fees and costs, net (2)	1,052	281
Allowance for loan losses	(15,360)	(14,301)

Loans, net	$1,436,555	$1,075,936

(1)   Includes $650,000 and $56.7 million of PPP loans at September 30, 2022 and 2021, respectively.

(2)   Includes $11,000 and $757,000 of net deferred loan fees related to PPP loans at September 30, 2022 and 2021, respectively.

At September 30, 2022 and 2021, the net unamortized premium on loans acquired from other financial institutions was $261,000 and $216,000, respectively.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(4 – continued)

The following is a summary of activity for related party loans for the years ended September 30, 2022 and 2021:

(In thousands)	2022	2021
Beginning balance	$5,975	$7,716
New loans and advances	5,022	4,832
Repayments	(2,531)	(2,601)
Loans sold	(191)	(2,992)
Reclassifications due to officer and director changes	(619)	(980)

Ending balance	$7,656	$5,975

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at September 30, 2022 and 2021 were $2.8 million and $3.0 million, respectively.

The following tables provide the components of the recorded investment in loans as of September 30, 2022:

	Principal	Accrued	Net Deferred	Recorded
	Loan	Interest	Loan Origination	Investment
Recorded Investment in Loans:	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)
Residential real estate	$368,211	$1,701	$136	$370,048
Commercial real estate	169,861	533	(304)	170,090
Single tenant net lease	636,578	1,979	47	638,604
SBA commercial real estate	59,379	486	1,108	60,973
Multifamily	32,411	62	(40)	32,433
Residential construction	18,261	27	(89)	18,199
Commercial construction	5,938	11	(25)	5,924
Land and land development	11,880	18	26	11,872
Commercial business	90,010	278	48	90,336
SBA commercial business	20,282	163	218	20,663
Consumer	38,052	121	21	38,152
	$1,450,863	$5,379	$1,052	$1,457,294

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(4 – continued)

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
Recorded Investment in Loans as Evaluated for Impairment:	Impairment	Impairment	Loans

	(In thousands)

Residential real estate	$2,248	$367,800	$370,048
Commercial real estate	907	169,183	170,090
Single tenant net lease	—	638,604	638,604
SBA commercial real estate	7,725	53,248	60,973
Multifamily	354	32,079	32,433
Residential construction	—	18,199	18,199
Commercial construction	—	5,924	5,924
Land and land development	—	11,872	11,872
Commercial business	1,007	89,329	90,336
SBA commercial business	1,091	16,572	20,663
Consumer	238	37,914	38,152
	$13,570	$1,443,724	$1,457,294

The following tables provide the components of the recorded investment in loans as of September 30, 2021:

			Net Deferred
		Accrued	Loan	Recorded
	Principal Loan	Interest	Origination	Investment
Recorded Investment in Loans:	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)

Residential real estate	$241,425	$821	$24	$242,270
Commercial real estate	149,600	563	(208)	149,955
Single tenant net lease	403,692	1,369	(123)	404,938
SBA commercial real estate	62,805	475	1,106	64,386
Multifamily	40,324	76	(47)	40,353
Residential construction	8,330	14	(49)	8,295
Commercial construction	2,717	6	(28)	2,695
Land and land development	10,217	18	(6)	10,229
Commercial business	59,883	171	49	60,103
SBA commercial business	80,400	791	(420)	80,771
Consumer	30,563	94	(17)	30,640
	$1,089,956	$4,398	$281	$1,094,635

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(4 – continued)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(4 – continued)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2022 and 2021:

	Individually	Collectively
	Evaluated for	Evaluated for	Ending
	Impairment	Impairment	Balance

	(In thousands)
2022:
Residential real estate	$—	$2,716	$2,716
Commercial real estate	—	1,590	1,590
Single tenant net lease	—	3,838	3,838
SBA commercial real estate	290	2,288	2,578
Multifamily	—	251	251
Residential construction	—	305	305
Commercial construction	—	107	107
Land and land development	—	212	212
Commercial business	—	1,193	1,193
SBA commercial business	674	1,448	2,122
Consumer	—	448	448

	$964	$14,396	$15,360

2021:
Residential real estate	$—	$1,438	$1,438
Commercial real estate	—	2,806	2,806
Single tenant net lease	—	2,422	2,422
SBA commercial real estate	144	3,361	3,475
Multifamily	—	518	518
Residential construction	—	191	191
Commercial construction	—	63	63
Land and land development	—	235	235
Commercial business	—	1,284	1,284
SBA commercial business	18	1,328	1,346
Consumer	1	522	523

	$133	$14,168	$14,301

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(4 – continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended September 30, 2022 and 2021:

	Beginning	Provisions			Ending
	Balance	(Credits)	Charge-Offs	Recoveries	Balance

	(In thousands)
2022:
Residential real estate	$1,438	$1,287	$(23)	$14	$2,716
Commercial real estate	2,806	(1,216)	—	—	1,590
Single tenant net lease	2,422	1,416	—	—	3,838
SBA commercial real estate	3,475	(802)	(110)	15	2,578
Multifamily	518	(267)	—	—	251
Residential construction	191	114	—	—	305
Commercial construction	63	44	—	—	107
Land and land development	235	(23)	—	—	212
Commercial business	1,284	(119)	(91)	119	1,193
SBA commercial business	1,346	1,413	(698)	61	2,122
Consumer	523	61	(175)	39	448
	$14,301	$1,908	$(1,097)	$248	$15,360

2021:
Residential real estate	$1,255	$170	$(11)	$24	$1,438
Commercial real estate	3,058	(252)	—	—	2,806
Single tenant net lease	3,017	(595)	—	—	2,422
SBA commercial real estate	4,154	234	(936)	23	3,475
Multifamily	772	(254)	—	—	518
Residential construction	243	(52)	—	—	191
Commercial construction	181	(118)	—	—	63
Land and land development	243	(8)	—	—	235
Commercial business	1,449	(170)	—	5	1,284
SBA commercial business	1,539	(211)	(21)	39	1,346
Consumer	1,115	(511)	(156)	75	523
	$17,026	$(1,767)	$(1,124)	$166	$14,301

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(4 – continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended September 30, 2020:

	Beginning	Provisions
	Balance	(Credits)	Charge-Offs	Recoveries	Ending Balance

	(In thousands)
2020:
Residential real estate	$317	$945	$(36)	$29	$1,255
Commercial real estate	2,540	614	(102)	6	3,058
Single tenant net lease	1,675	1,342	—	—	3,017
SBA commercial real estate	2,293	2,175	(360)	46	4,154
Multifamily	478	294	—	—	772
Residential construction	248	(5)	—	—	243
Commercial construction	67	114	—	—	181
Land and land development	209	28	—	6	243
Commercial business	889	567	(38)	31	1,449
SBA commercial business	750	1,109	(396)	76	1,539
Consumer	574	779	(238)	—	1,115
	$10,040	$7,962	$(1,170)	$194	$17,026

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(4 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2022. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended September 30, 2022.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$2,248	$2,524	$—	$2,978	$45
Commercial real estate	907	982	—	1,038	21
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	5,337	5,952	—	7,235	—
Multifamily	354	398	—	415	6
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	1,007	1,189	—	1,318	19
SBA commercial business	221	532	—	412	—
Consumer	93	81	—	91	1

	$10,167	$11,658	$—	$13,487	$92

Loans with an allowance recorded:
Residential real estate	$—	$—	$—	$206	$—
Commercial real estate	—	—	—	—	—
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	2,388	2,919	290	2,213	—
Multifamily	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
SBA commercial business	870	1,349	674	802	—
Consumer	145	145	—	146	—

	$3,403	$4,413	$964	$3,367	$—

Total:

Residential real estate	$2,248	$2,524	$—	$3,184	$45
Commercial real estate	907	982	—	1,038	21
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	7,725	8,871	290	9,448	—
Multifamily	354	398	—	415	6
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	1,007	1,189	—	1,318	19
SBA commercial business	1,091	1,881	674	1,214	—
Consumer	238	226	—	237	1

	$13,570	$16,071	$964	$16,854	$92

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

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

SEPTEMBER 30, 2022, 2021 AND 2020

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(4 – continued)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2022 and 2021:

	At September 30, 2022			At September 30, 2021
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)
Residential real estate	$1,213	$—	$1,213	$1,894	$—	$1,894
Commercial real estate	516	—	516	599	—	599
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	7,725	—	7,725	9,153	472	9,625
Multifamily	—	—	—	482	—	482
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—
Commercial business	73	—	73	1,370	—	1,370
SBA commercial business	1,091	—	1,091	1,296	—	1,296
Consumer	238	—	238	206	—	206

Total	$10,856	$—	$10,856	$15,000	$472	$15,472

The following table presents the aging of the recorded investment in past due loans at September 30, 2022:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$1,169	$53	$204	$1,426	$368,622	$370,048
Commercial real estate	—	—	516	516	169,574	170,090
Single tenant net lease	—	—	—	—	638,604	638,604
SBA commercial real estate	—	—	3,370	3,370	57,603	60,973
Multifamily	—	—	—	—	32,433	32,433
Residential construction	—	—	—	—	18,199	18,199
Commercial construction	—	—	—	—	5,924	5,924
Land and land development	—	—	—	—	11,872	11,872
Commercial business	—	—	73	73	90,263	90,336
SBA commercial business	231	—	237	468	20,195	20,663
Consumer	95	—	58	153	37,999	38,152

Total	$1,495	$53	$4,458	$6,006	$1,451,288	$1,457,294

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(4 – continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of September 30, 2022:

		Special
September 30, 2022:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$368,377	$—	$1,501	$170	$—	$370,048
Commercial real estate	169,363	—	727	—	—	170,090
Single tenant net lease	638,604	—	—	—	—	638,604
SBA commercial real estate	51,053	1,143	7,112	1,665	—	60,973
Multifamily	32,433	—	—	—	—	32,433
Residential construction	18,199	—	—	—	—	18,199
Commercial construction	5,924	—	—	—	—	5,924
Land and land development	11,872	—	—	—	—	11,872
Commercial business	90,001	250	85	—	—	90,336
SBA commercial business	17,583	284	2,755	41	—	20,663
Consumer	38,059	—	93	—	—	38,152

Total	$1,441,468	$1,677	$12,273	$1,876	$—	$1,457,294

The following table presents the recorded investment in loans by risk category as of September 30, 2021:

		Special
September 30, 2021:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$240,078	$—	$2,018	$174	$—	$242,270
Commercial real estate	143,031	4,059	2,865	—	—	149,955
Single tenant net lease	404,938	—	—	—	—	404,938
SBA commercial real estate	45,465	5,343	10,339	3,239	—	64,386
Multifamily	39,871	—	482	—	—	40,353
Residential construction	8,295	—	—	—	—	8,295
Commercial construction	2,695	—	—	—	—	2,695
Land and land development	10,229	—	—	—	—	10,229
Commercial business	58,583	—	1,520	—	—	60,103
SBA commercial business	70,019	6,914	3,808	30	—	80,771
Consumer	30,570	—	70	—	—	30,640

Total	$1,053,774	$16,316	$21,102	$3,443	$—	$1,094,635

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(4 – continued)

Troubled Debt Restructurings

The following table summarizes TDRs by accrual status at September 30, 2022 and 2021. There was no specific reserve included in the allowance for loan losses related to TDRs at September 30, 2021. There was $161,000 of specific reserve included in the allowance for loan losses related to TDRs at September 30, 2022.

	Accruing	Nonaccrual	Total

	(In thousands)
September 30, 2022:
Residential real estate	$1,035	$—	$1,035
Commercial real estate	391	430	821
SBA commercial real estate	-	1,627	1,627
Multifamily	354	—	354
Commercial business	934	—	934
SBA commercial business	-	273	273
Total	$2,714	$2,330	$5,044

September 30, 2021:
Residential real estate	$1,173	$—	$1,173
Commercial real estate	422	465	887
SBA commercial real estate	—	3,240	3,240
Multifamily	—	482	482
Commercial business	106	1,367	1,473
Consumer	42	—	42
Total	$1,743	$5,554	$7,297

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(4 – continued)

The following table summarizes information in regard to TDRs that were restructured during the years ended September 30, 2022, 2021 and 2020.

		Pre-	Post-
		Modification	Modification
	Number of	Principal	Principal
	Loans	Balance	Balance

		(Dollars in thousands)
September 30, 2022:
SBA commercial business	1	$397	$397

Total	1	$397	$397

September 30, 2021:
Commercial business	1	$126	$126

Total	1	$126	$126

September 30, 2020:
Residential real estate	1	$1,099	$1,100
SBA commercial real estate	1	3,832	3,832
Multifamily	2	700	700
Commercial business	9	1,737	1,737

Total	13	$7,368	$7,369

At both September 30, 2022 and 2021, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate, extension of the maturity date, deferral of the contractual principal and interest payments, and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

There were principal charge-offs totaling $457,000 recorded as a result of TDRs during the year ended September 30, 2021.  There were no principal charge-offs recorded as a result of TDRs during the years ended September 30, 2022 and 2020.  Provisions for loan losses related to TDRs totaled $161,000 and $538,000 for the years ended September 30, 2022 and 2020, respectively. There were no provisions for loan losses related to TDRs for the year ended September 30, 2021. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the years ended September 30, 2022, 2021 and 2020, the Company did not have any TDRs that were modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure).

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(4 – continued)

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encouraged financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance indicated that, in consultation with the FASB, the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  The Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022 or 60 days after the national emergency concerning COVID-19 terminates. At September 30, 2022, the Company had no loans remaining under the Company’s payment extension program.

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

The aggregate fair value of SBA loan servicing rights at September 30, 2022 and 2021 approximated its carrying value.  A valuation model employed by an independent third party calculates the present value of future cash flows and is used to estimate fair value at the date of sale and on a quarterly basis for impairment analysis purposes.  Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.  Key assumptions used to estimate the fair value of the SBA loan servicing rights at September 30, 2022 and 2021 were as follows:

	Range of Assumption (Weighted Average)
Assumption	2022	2021
Discount rate	6.90% to 25.00% (12.71%)	4.57% to 22.34% (9.97%)
Prepayment rate	7.08% to 29.26% (15.27%)	8.30% to 24.51% (15.98%)

For purposes of impairment, risk characteristics such as interest rate, loan type, term and investor type are used to stratify the SBA loan servicing rights.  Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount.  Changes in the valuation allowance are reported in other noninterest income in the consolidated statements of income.

The unpaid principal balance of SBA loans serviced for others was $238.9 million, $244.8 million and $209.1 million at September 30, 2022, 2021 and 2020, respectively. An analysis of loan servicing fees on SBA loans for the years ended September 30, 2022, 2021 and 2020 is as follows:

(In thousands)	2022	2021	2020

Late fees and ancillary fees earned	$93	$88	$54
Net servicing income	2,425	2,171	1,806
SBA net servicing fees	$2,518	$2,259	$1,860

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(4 – continued)

Contractually specified late fees and ancillary fees earned on SBA loans are included in interest income on loans in the consolidated statements of income.  Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the years ended September 30, 2022, 2021 and 2020 is as follows:

(In thousands)	2022	2021	2020

Balance as of October 1	$4,447	$3,748	$3,030
Servicing rights capitalized	846	1,980	1,450
Amortization	(1,287)	(1,215)	(848)
Direct write-offs	(43)	(92)	—
Change in valuation allowance	(173)	26	116
Balance as of September 30	$3,790	$4,447	$3,748

An analysis of the valuation allowance related to SBA loan servicing rights for the years ended September 30, 2022, 2021 and 2020 is as follows:

(In thousands)	2022	2021	2020
Balance as of October 1	$6	$32	$148
Additions (reductions) charged to earnings	216	66	(116)
Write-downs charged against allowance	(43)	(92)	—
Balance as of September 30	$179	$6	$32

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

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions used to estimate the fair value of the MSRs at September 30, 2022 and 2021 were as follows:

	Range of Assumption (Weighted Average)
Assumption	2022	2021
Discount rate	9.50% to 14.50% (9.51%)	8.50% to 10.00% (8.51%)
Prepayment rate	6.01% to 74.89% (6.63%)	6.04% to 43.27% (10.00%)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(4 – continued)

The unpaid principal balance of residential mortgage loans serviced for others was $4.88 billion and $4.64 billion at September 30, 2022 and 2021, respectively.  Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $46.0 million and $40.5 million at September 30, 2022 and 2021, respectively.  Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees of $9.0 million, $6.5 million and $621,000 are included in mortgage banking income in the consolidated statements of income for the years ended September 30, 2022, 2021 and 2020, respectively.

Changes in the carrying value of MSRs accounted for at fair value for the years ended September 30, 2022, 2021 and 2020 were as follows:

(In thousands)	2022	2021	2020

Fair value as of October 1	$49,579	$21,703	$934
Servicing rights capitalized	11,161	36,679	24,058
Changes in fair value related to:
Loan repayments	(7,539)	(9,555)	(1,542)
Changes in valuation model inputs or assumptions	10,062	752	(1,747)
Fair value as of September 30	$63,263	$49,579	$21,703

Nonresidential MSRs

Beginning in 2022, the Company also periodically sells single tenant net lease loans with servicing rights retained. Loan servicing rights on these nonresidential mortgage loans are initially recorded at fair value and are then amortized in proportion to and over the period of estimated net servicing income.  Impairment of nonresidential MSRs is assessed using the present value of estimated future cash flows.  The aggregate fair value of nonresidential MSRs approximates its carrying value.  A valuation model employed by management calculates the present value of future cash flows and is used to estimate fair value at the date of sale and on a quarterly basis for impairment analysis purposes.  Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.  Key assumptions used to estimate the fair value of the nonresidential MSRs include the discount rate and prepayment speed assumptions.  Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount.  Changes in the valuation allowance are reported in other noninterest income in the consolidated statements of income.

The unpaid principal balance of nonresidential mortgage loans serviced for others was $44.6 million at September 30, 2022.  Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $92,000 for 2022.  Contractually specified servicing fees on nonresidential mortgage loans serviced for others are included in other noninterest income in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(4 – continued)

An analysis of nonresidential MSRs for 2022 is as follows:

2022
(In thousands)

Balance, beginning of year	$—
Servicing rights capitalized	160
Amortization	(19)
Direct write-offs	—
Change in valuation allowance	—
Balance, end of year	$141

There was no valuation allowance related to nonresidential MSRs at September 30, 2022.

(5)         PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at September 30, 2022 and 2021:

(In thousands)	2022	2021
Land and land improvements	$5,328	$4,561
Office buildings	23,942	23,826
Leasehold improvements	66	66
Furniture, fixtures and equipment	9,187	9,206
Construction in progress	749	400
	39,272	38,059
Less: accumulated depreciation	(12,172)	(10,390)

Totals	$27,100	$27,669

Depreciation expense recognized for premises and equipment for the years ended September 30, 2022, 2021 and 2020 is as follows:

(In thousands)	2022	2021	2020
Depreciation expense	$2,125	$2,023	$1,576

In September 2016, the Bank sold property in conjunction with the sale of a real estate development. The Bank’s property sold in the transaction consisted of a retail branch operated by the Bank and other retail space leased to a third-party tenant. In accordance with the purchase and sale agreement, the Bank executed a lease agreement with the buyer to lease back the portion of the property consisting of the retail branch. The lease has an initial term of 10 years and may be extended for up to six consecutive five-year periods. The Bank is accounting for the leaseback as an operating lease. The total gain realized on the sale of the property was $471,000, with $307,000 attributable to the retail branch property operated by the Bank and $164,000 attributable to the other retail space. The gain on the other retail space was recognized in noninterest income in the consolidated statement of income in 2016. The gain attributable to the retail branch property was deferred and had a remaining balance of $218,000 at September 30, 2019. On October 1, 2019, the Company adopted FASB ASC 842 and all subsequent updates that modified FASB ASC 842, which resulted in the recognition of the remaining deferred gain through a cumulative-effect adjustment to retained earnings. See Note 16 for additional information regarding the Company’s leases.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(6)         OTHER REAL ESTATE OWNED

Other real estate owned (“OREO”) asset activity was as follows for the years ended September 30, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Balance as of October 1	$1,728	$1,728	$1,893
Transfers from loans to OREO	—	426	—
Transfers from OREO to premises and equipment	(721)	—	—
Sales	(804)	(426)	(165)
Balance as of September 30	$203	$1,728	$1,728

At September 30, 2022 and 2021, OREO did not include any residential real estate properties where physical possession has been obtained. The recorded investment in consumer mortgage loans secured by residential real estate properties where formal foreclosure proceedings are in process at September 30, 2022 and 2021 was $204,000 and $124,000, respectively.

Net (gain) loss on OREO for the years ended September 30, 2022, 2021 and 2020 was as follows:

(In thousands)	2022	2021	2020
Net (gain)/loss on sales	$115	$(74)	$(16)
Operating expenses, net of rental income	—	10	15
	$115	$(64)	$(1)

(7)         GOODWILL AND OTHER INTANGIBLES

Goodwill and the core deposit intangibles acquired in the acquisitions of Community First Bank (“Community First”) on September 30, 2009, the First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”) branches on July 6, 2012, and Dearmin Bancorp, Inc. (“Dearmin”) and its majority owned subsidiary, The First National Bank of Odon (“FNBO”), on February 9, 2018, are evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill or the core deposit intangibles was recognized during 2022, 2021, or 2020.

The changes in the carrying amount of goodwill for the years ended September 30, 2022, 2021 and 2020 are summarized as follows:

(In thousands)	2022	2021	2020
Beginning balance	$9,848	$9,848	$9,848
Acquisition of Dearmin/FNBO	—	—	—
Ending balance	$9,848	$9,848	$9,848

The following is a summary of other intangible assets subject to amortization:

(In thousands)	2022	2021
Core deposit intangible acquired in Community First acquisition	$2,741	$2,741
Core deposit intangible acquired in First Federal branch acquisition	566	566
Core deposit intangible acquired in Dearmin/FNBO acquisition	1,487	1,487
Less accumulated amortization	(4,019)	(3,806)
Ending balance	$775	$988

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(7 – continued)

Amortization expense on intangibles for the years ended September 30, 2022, 2021 and 2020 is summarized as follows:

(In thousands)	2022	2021	2020
Amortization expense	$214	$214	$214

Estimated amortization expense for the core deposit intangibles for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)
2023	$214
2024	163
2025	163
2026	163
2027	72
Total	$775

(8)       DEPOSITS

Deposits at September 30, 2022 and 2021 consisted of the following:

(In thousands)	2022	2021

Noninterest-bearing demand deposits	$340,172	$291,039
NOW accounts	343,296	315,169
Money market accounts	238,219	222,972
Savings accounts	171,779	162,033
Retail time deposits	129,864	136,309
Brokered and reciprocal certificates of deposit	292,504	100,058

Total	$1,515,834	$1,227,580

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was $32.6 million and $29.8 million at September 30, 2022 and 2021, respectively.

At September 30, 2022, scheduled maturities of time deposits were as follows:

Years ending September 30:	(In thousands)
2023	$368,081
2024	28,960
2025	8,213
2026	6,868
2027	10,246
Total	$422,368

The Bank held deposits for related parties of $15.3 million and $14.7 million at September 30, 2022 and 2021, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(9)       FEDERAL FUNDS PURCHASED

The Bank has entered into a federal funds purchased line of credit facility with another financial institution that established a line of credit not to exceed the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves. Availability under the line of credit is subject to continued borrower eligibility and expires on June 30, 2023 unless it is extended. The line of credit is intended to support short-term liquidity needs, and the agreement states that the Bank may borrow under the facility for up to seven consecutive days without pledging collateral to secure the borrowing. At September 30, 2022 and 2021, the Bank had no outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed $22 million. The line of credit is intended to support short-term liquidity needs. At September 30, 2022 and 2021, the Bank had no outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed $15 million. The line of credit is intended to support short-term liquidity needs. At September 30, 2022 and 2021, the Bank had no outstanding federal funds purchased under the facility.

(10)       BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2022 and 2021 borrowings from the FHLB were as follows:

	2022		2021
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advances maturing in:
2022	—%	$—	2.01	$10,000
2023	3.00	130,000	—	—
2024	—	—	2.02	50,000
2025	1.51	10,000	1.51	10,000
2026	1.13	20,000	1.13	20,000
2027 and beyond	1.27	135,000	0.77	160,000

Total advances		295,000		250,000

Line of credit balance	3.45	12,303	0.43	—

Total borrowings from FHLB		$307,303		$250,000

The Bank entered into an Advances, Pledge and Security Agreement with the FHLB, allowing the Bank to initiate advances from the FHLB. The advances are secured under a blanket collateral agreement. At September 30, 2022, the eligible blanket collateral included residential mortgage loans with a carrying value of $183.7 million and commercial real estate loans with a carrying value of $695.9 million. Pledged available for sale securities had a fair value of $58.6 million at September 30, 2022.

On January 21, 2022, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $25.0 million secured under the blanket collateral agreement. This agreement expires on January 21, 2023. At September 30, 2022, there was $12.3 million outstanding under this agreement.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(10 – continued)

On June 19, 2014, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $3.3 million secured under the blanket collateral agreement. The agreement had an initial expiration date of July 1, 2015 and is automatically extended for one additional year for successive one-year periods, not to extend beyond July 3, 2034.  At September 30, 2022, the maximum amount available under the letter of credit was $2.1 million, and there was no outstanding balance under this agreement.

On May 31, 2017, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $2.2 million. The agreement had an initial expiration date of May 31, 2018 and is automatically extended for one additional year for successive one-year periods, not to extend beyond June 1, 2037. At September 30, 2022, the maximum amount available under the letter of credit was $1.9 million, and there was no outstanding balance under this agreement.

(11)       OTHER BORROWINGS

On September 20, 2018, the Company entered into a subordinated note purchase agreement in the principal amount of $20 million. The subordinated note initially bears a fixed interest rate of 6.02% per year through September 30, 2023, and thereafter a floating rate, reset quarterly, equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus 310 basis points. All interest is payable quarterly and the subordinated note is scheduled to mature on September 30, 2028. The subordinated note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after September 30, 2023. The subordinated note is intended to qualify as Tier 2 capital for the Company under regulatory guidelines. The subordinated note is presented net of unamortized debt issuance costs of $68,000 and $135,000 at September 30, 2022 and 2021, respectively, in the accompanying consolidated balance sheet. The debt issuance costs are being amortized over five years, which represents the period from issuance to the first redemption date of September 30, 2023.

On March 18, 2022, the Company entered into subordinated note purchase agreements in the aggregate principal amount of $31 million.  The subordinated notes initially bear a fixed interest rate of 4.50% per year through March 30, 2027, and thereafter a floating rate, reset quarterly, equal to the three-month SOFR rate plus 276 basis points.  All interest is payable semi-annually and the subordinated notes are scheduled to mature on March 30, 2032.  The subordinated notes are unsecured subordinated obligations of the Company and may be repaid in whole or in part, without penalty, on or after March 30, 2027.  The subordinated notes are intended to qualify as Tier 2 capital for the Company under regulatory guidelines.  The subordinated notes are presented net of unamortized debt issuance costs of $715,000 at September 30, 2022, in the accompanying consolidated balance sheet.  The debt issuance costs are being amortized over five years, which represents the period from issuance to the first redemption date of March 30, 2027.

In April of 2020, the Company began utilizing the Federal Reserve PPP Liquidity Facility (“PPPLF”).  The proceeds from the PPPLF were used to fund certain PPP loans, which were pledged as collateral to secure the borrowings, and carried a fixed interest rate of 0.35%. There were no outstanding borrowings under the PPPLF at September 30, 2022 and 2021.

(12)       DEFERRED COMPENSATION PLANS

The Company has deferred compensation agreements with former and current officers. The agreements provide for the payment of specific benefits following retirement. The balance of the accrued benefit for these agreements was $500,000 and $336,000 at September 30, 2022 and 2021, respectively.

Deferred compensation expense for the years ended September 30, 2022, 2021 and 2020 is as follows:

(In thousands)	2022	2021	2020
Deferred compensation expense (income)	$164	$129	$(4)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(12 – continued)

The Company has a directors’ deferred compensation plan whereby a director, at his or her election on an annual basis, may defer all or a portion of the director fees into an account with the Company. The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%. The deferral period extends until separation from service by the director. The benefits under the plan are payable in a lump sum or in monthly installments over a period of up to ten years following the separation from service; however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death. The balance of the accrued benefit for the director plan was $1.5 million at September 30, 2022 and 2021.

Deferred directors’ fees expense for the years ended September 30, 2022, 2021 and 2020 were as follows:

(In thousands)	2022	2021	2020
Deferred directors’ fee expense	$202	$166	$187

(13)       BENEFIT PLANS

Defined Contribution Plan:

The Company has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k).

Company contributions to the plan for the years ended September 30, 2022, 2021 and 2020 were as follows:

(In thousands)	2022	2021	2020
Company contributions to the plan	$1,366	$1,633	$1,420

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

There was no compensation expense recognized for the years ended September 30, 2022, 2021 and 2020.

The employer loan was fully repaid in December 2015 and all shares of Company stock were allocated to participant accounts as of September 30, 2016.  The ESOP trust held 306,202 and 335,958 shares of Company common stock allocated to participant accounts at September 30, 2022 and 2021, respectively. The aggregate fair value of shares allocated to ESOP participants was $7.0 million and $9.4 million at September 30, 2022 and 2021, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(14)       STOCK-BASED COMPENSATION PLANS

The Company maintains three equity incentive plans under which stock options and restricted stock have or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”) approved by the Company’s shareholders in February 2010, the 2016 Equity Incentive Plan (“2016 Plan”) approved by the Company’s shareholders in February 2016 and the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021.  The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan may not exceed 356,058 shares, consisting of 267,043 stock options and 89,015 shares of restricted stock. In November 2021 the Company granted 137,250 stock options and 45,750 restricted shares from the 2021 Plan to directors, officers and key employees, which will vest over a one-year or five-year period. At September 30, 2022, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan.  At September 30, 2022, 4,560 shares of the Company’s common stock were available for issuance under the 2016 Plan, including 1,500 shares available for restricted stock and 3,060 shares available for stock options. At September 30, 2022, 173,058 shares of the Company’s common stock were available for issuance under the 2021 Plan, including 43,265 shares available for restricted stock and 129,793 shares available for stock options. In November 2022, the Company granted 66,000 stock options and 22,000 restricted shares to directors, officers and key employees which will vest over a one-year or five-year period. The Company generally issues new shares under the 2016 Plan and 2021 Plan from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

Stock based compensation expense related to stock options and restricted stock for the years ended September 30, 2022, 2021 and 2020 is as follows:

(In thousands)	2022	2021	2020
Stock option expense	$296	$92	$86
Restricted stock expense	391	184	193

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

Stock options granted generally vest ratably over one or five years and are exercisable in whole or in part for a period up to ten years from the date of the grant. Compensation expense is measured based on the fair market value of the options at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The fair market value of stock options granted is estimated at the date of grant using the Black-Scholes or a binomial option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options are expected to be outstanding. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the grant date.

The fair value of options granted during the year ended September 30, 2022 was determined using the following assumptions:

Expected dividend yield	2.32%
Risk-free interest rate	1.55%
Expected volatility	27.0%
Expected life of options	7.1 years
Weighted average fair value at grant date	$7.03

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(14 – continued)

The fair value of options granted during the years ended September 30, 2021 and 2020 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5 years
Weighted average fair value at grant date	$6.13

A summary of stock option activity as of September 30, 2022, and changes during the year then ended is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at beginning of year	217,074	$16.58
Granted	137,250	26.72
Exercised	(2,955)	13.36
Forfeited or expired	—	—
Outstanding at end of year	351,369	$20.57	6.8	$1,566,000
Vested and expected to vest	351,369	$20.57	6.8	$1,566,000
Exercisable at end of year	168,344	$15.28	4.7	$1,458,000

The intrinsic value of stock options exercised during the years ended September 30, 2022, 2021 and 2020 was $31,000, $50,000 and $1.4 million, respectively. At September 30, 2022, there was $777,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 4.00 years. There was no cash received from the exercise of stock options for the year ended September 30, 2022. Cash received from the exercise of stock options was $27,000 and $148,000 for the years ended September 30, 2021 and 2020, respectively.  The tax benefit from the exercise of stock options was $8,000, $10,000 and $134,000 for the years ended September 30, 2022, 2021 and 2020, respectively.

Restricted Stock:

The vesting period of restricted stock granted under the plans is generally one or five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(14 – continued)

Restricted Stock: - continued

A summary of the Company’s nonvested restricted shares activity as of September 30, 2022 and changes during the year then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2021	17,799	$16.72
Granted	45,750	$26.72
Vested	(12,225)	$14.88
Forfeited	—	$—
Nonvested at September 30, 2022	51,324	$26.07

There were 12,225, 13,125 and 12,258 restricted shares vested during the years ended September 30, 2022, 2021 and 2020, respectively. The total fair value of restricted shares that vested during the years ended September 30, 2022, 2021 and 2020 was $327,000, $277,000 and $271,000, respectively. At September 30, 2022, there was $969,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 3.97 years.

(15)       INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns. The components of consolidated income tax expense were as follows for the years ended September 30, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Current	$283	$2,166	$8,295
Valuation allowance	(78)	(34)	193
Deferred	2,173	7,865	4,173
Income tax expense	$2,378	$9,997	$12,661

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended September 30, 2022, 2021 and 2020 follows:

(In thousands)	2022	2021	2020
Provision at federal statutory rate	$3,953	$8,308	$9,816
State income tax-net of federal tax benefit	297	901	1,815
Tax-exempt interest income	(1,314)	(1,045)	(962)
Bank owned life insurance	(209)	(194)	(154)
Captive insurance net premiums	(375)	(303)	(295)
Increase (decrease) in federal deferred tax valuation allowance	(78)	(20)	193
Nondeductible officer compensation	—	2,238	2,373
Other	104	112	(125)
Income tax expense	$2,378	$9,997	$12,661

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(15 – continued)

Significant components of deferred tax assets and liabilities at September 30, 2022 and 2021 are as follows:

(In thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$3,719	$3,460
Operating lease liability	1,100	1,430
Deferred compensation plans	475	426
Equity incentive plans	117	45
Other-than-temporary impairment loss on available for sale securities	17	20
Interest on nonaccrual loans	165	236
Loss on tax credit investments	1,638	1,640
Unrealized loss on securities available for sale	7,198	—
Net operating loss carryforwards	400	—
Mark to market adjustments	514	817
Other	1,246	278
Gross deferred tax assets	16,589	8,352
Valuation allowance	(1,570)	(1,648)
Net deferred tax assets	15,019	6,704

Deferred tax liabilities:
Unrealized gain on securities available for sale	—	(2,366)
Accumulated depreciation	(2,099)	(2,014)
Operating lease right of use asset	(1,069)	(1,403)
Installment sale	(349)	(360)
Acquisition purchase accounting adjustments	(1,284)	(853)
Mortgage servicing rights	(15,498)	(12,336)
FHLB stock dividends	(71)	(85)
Prepaid expenses	(776)	(829)
Deferred loan fees and costs, net	(180)	(239)
Other	(101)	(96)
Deferred tax liabilities	(21,427)	(20,581)

Net deferred tax liability	$(6,408)	$(13,877)

Tax laws enacted in 2013 and 2014 decrease the Indiana financial institutions tax rate beginning in 2014 and ending in 2023. Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(15 – continued)

At September 30, 2022, the Company had a federal net operating loss carryforward of approximately $2.6 million that is not subject to expiration. The Company also has various apportioned state net operating loss carryforwards that may expire based on the relevant statutes for each state.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at September 30, 2022, except for a valuation allowance of $1.6 million on the net deferred tax asset related to losses on historic tax credit investment entities totaling $7.4 million. In assessing the need for a valuation allowance for the deferred tax assets for the historic tax credit investments, the Company considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets related to the investments. Because of the tax nature of the loss to be recognized when the investments are ultimately sold (which for tax purposes will give rise to a capital loss for the historic tax credit investments), the Company may not be able to generate capital gains in the future to be able to utilize the capital losses from the investment. Therefore, the Company’s assessment of the deferred tax asset warrants the need for a valuation allowance.

At September 30, 2022 and 2021, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ending on or after September 30, 2018 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank at September 30, 2022 and 2021 include approximately $4.6 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of September 30, 1988 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on these amounts was approximately $957,000 at September 30, 2022 and 2021.

(16)       LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified premises or equipment for a period of time in exchange for consideration.  The Company is a lessor in certain leasing agreements, such as for office space, and is a lessee in others, such as for certain office space and equipment.  The Company’s operating leases have terms that expire at different dates through August 2028, and some include options to extend the leases in five year increments.

The Company has adopted FASB ASC 842 and all subsequent updates.  With the adoption of FASB ASC 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right of use (“ROU”) asset and a corresponding lease liability.  All of the Company’s leases are classified as operating leases.  The Company has adopted all applicable practical expedients permitted under the standard, including the option to expense short-term leases with a term of one year or less.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(16 – continued)

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheets and was $4.4 million and $5.8 million at September 30, 2022 and 2021,respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received.  The Company recorded a lease liability in other liabilities on the consolidated balance sheets, which had a balance of $4.6 million and $5.9 million at September 30, 2022 and 2021, respectively.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.  Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more.  The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property.  If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.  The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants.  At September 30, 2022, the Company had not entered into any leases that had yet to commence that conveyed the right to control the use of the property to the Company.

Lease expense for the years ended September 30, 2022, 2021 and 2020 was $1.1 million, $2.0 million and $1.9 million, respectively.  The components of lease expense for the years ended September 30, 2022, 2021 and 2020 were as follows:

(In thousands)	2022	2021	2020

Operating lease cost	$621	$1,204	$1,294
Short-term lease cost	501	836	644
	$1,122	$2,040	$1,938

Future minimum commitments due under these lease agreements as of September 30, 2022 are as follows, including renewal options that are reasonably certain to be exercised:

Years ending September 30:	(In thousands)
2023	$412
2024	324
2025	228
2026	203
2027	211
Thereafter	4,991
Total lease payments	6,369
Less imputed interest	(1,815)
Total	$4,554

The lease term and discount rate at September 30, 2022 and 2021 were as follows:

	2022	2021
Weighted-average remaining lease term (years)	23.7	21.5
Weighted-average discount rate	2.89%	2.53%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(16 – continued)

Supplemental cash flow information for the years ended September 30, 2022, 2021 and 2020 related to leases was as follows:

(In thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$607	$1,253	$1,221
ROU assets obtained in exchange for lease obligations:
Operating leases	275	2,038	9,083

Lessor

The Company leases commercial office space to tenants under noncancelable operating leases with terms of five to eleven years. The following is a schedule by years of future minimum lease payments with initial or remaining terms in excess of one year as of September 30, 2022:

Years ending September 30:	(In thousands)
2023	$469
2024	469
2025	354
2026	8
2027	8
2028 and thereafter	5
Total	$1,313

(17)       COMMITMENTS AND CONTINGENCIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. Commitments under outstanding standby letters of credit totaled $8.2 million and $8.3 million at September 30, 2022 and 2021, respectively.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(17 – continued)

The Company has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2022 or 2021.

The following is a summary of the commitments to extend credit at September 30, 2022 and 2021. Interest rate lock commitments that meet the definition of a derivative are excluded from these totals.

(In thousands)	2022	2021
Loan commitments:
Fixed rate	$53,692	$49,722
Adjustable rate	71,167	28,137

Guarantees of third-party revolving credit	286	177
Undisbursed portion of home equity lines of credit	105,208	35,995
Undisbursed portion of commercial and personal lines of credit	52,146	47,452
Undisbursed portion of construction loans in process	45,265	31,323
Total commitments to extend credit	$327,764	$192,806

In connection with the sale of residential mortgage loans to third party investors, the Company makes usual and customary representations and warranties as to the propriety of its origination activities.  In certain circumstances, the investors require the Company to repurchase loans sold to them under the terms of the warranties.  When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve.  At September 30, 2022 and 2021, the Company had established a reserve for loan repurchases or indemnifications of $435,000 and $338,000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.  Provisions for loan repurchases or indemnifications totaling $672,000,  $595,000 and $614,000 were made for the years ended September 30, 2022, 2021 and 2020, respectively, and are included in mortgage banking income in the accompanying consolidated statements of income.

At September 30, 2021, the Company had recorded a loss for restitution to be repaid to certain borrowers who originated loans through the Company’s mortgage banking division.  A settlement agreement was reached and restitution in the amount of $390,000 was paid during the fiscal year ended September 30, 2022.

The Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessing customer fees related to items presented on accounts with insufficient funds (NSF items). The Company has reached a verbal settlement agreement with the claimant, and the Company has accrued a loss contingency for this pending litigation at September 30, 2022, the amount of which had an immaterial effect on the consolidated financial statements.

(18)       DERIVATIVE FINANCIAL INSTRUMENTS

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

SEPTEMBER 30, 2022, 2021 AND 2020

(18 – continued)

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

The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. At September 30, 2022 and 2021, the Company had cash collateral posted with certain derivative counterparties against its derivative obligations of $2.4 million. Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

The table below provides information on the Company’s derivative financial instruments as of September 30, 2022 and 2021.

September 30, 2022:	Notional	Asset	Liability
(In thousands)	Amount	Derivatives	Derivatives
Interest rate lock commitments	$48,952	$158	$396
Forward mortgage loan sale contracts	60,000	872	31

	$108,952	$1,030	$427

September 30, 2021:	Notional	Asset	Liability
(In thousands)	Amount	Derivatives	Derivatives
Interest rate lock commitments	$331,178	$2,167	$600
Forward mortgage loan sale contracts	291,750	1,465	35
	$622,928	$3,632	$635

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the years ended September 30, 2022, 2021 and 2020, is as follows:

(In thousands)	2022	2021	2020

Interest rate lock commitments	$(1,805)	$(13,370)	$11,668
Forward mortgage loan sale contracts	20,398	4,140	(22,412)

	$18,593	$(9,230)	$(10,744)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(19 – continued)

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

The table below presents the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2022.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2022:
Assets Measured – Recurring Basis
Securities available for sale:
U.S. Treasury notes	$—	$27,295	$—	$27,295
Agency mortgage-backed	—	27,500	—	27,500
Agency CMO	—	14,821	—	14,821
Privately-issued CMO	—	470	—	470
Privately-issued ABS	—	569	—	569
SBA certificates	—	12,012	—	12,012
Municipal bonds	—	233,850	—	233,850
Total securities available for sale	$—	$316,517	$—	$316,517
Residential mortgage loans held for sale – fair value option elected	$—	$38,579	$—	$38,579
Derivative assets (included in other assets)	$—	$872	$158	$1,030
Equity securities (included in other assets)	$103	$—	$—	$103
Residential mortgage servicing rights	$—	$—	$63,263	$63,263

Liabilities Measured – Recurring Basis
Derivative liabilities (included in other liabilities)	$—	$31	$396	$427

Assets Measured – Nonrecurring Basis
Impaired loans:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	—	—	—
SBA commercial real estate	—	—	2,574	2,574
Multifamily	—	—	—	—
Commercial business	—	—	46	46
SBA commercial business	—	—	290	290
Consumer	—	—	—	—
Total impaired loans	$—	$—	$2,910	$2,910

SBA loan servicing rights	$—	$—	$3,790	$3,790

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(19 – continued)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(19 – continued)

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

SBA and Single Tenant Net Lease Loans Held for Sale. SBA and single tenant net lease loans held for sale are carried at the lower of cost or market value. The fair value of SBA loans held for sale is obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and is classified as Level 2 in the fair value hierarchy. The fair value of single tenant net lease loans held for sale is estimated to approximate carrying value and is classified as Level 3 in the fair value hierarchy. At September 30, 2022 and 2021, the Company did not have any SBA or single tenant net lease loans measured at fair value on a nonrecurring basis.

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

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020

Beginning balance	$1,567	$14,937	$3,269
Unrealized gains (losses) recognized in earnings, net of settlements	(1,805)	(13,370)	11,668

Ending balance	$(238)	$1,567	$14,937

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(19 – continued)

The realized and unrealized gains (losses) recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Losses recognized in earnings for the year ended September 30, 2022 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $238,000. Gains recognized in earnings for the years ended September 30, 2021 and 2020 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $1.6 million and $14.9 million, respectively.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of September 30, 2022 and 2021.

		2022 Range	2021 Range
	Significant	of Inputs	of Inputs
	Unobservable	(Weighted	(Weighted
Financial Instrument	Inputs	Average)	Average)

Interest rate lock commitments	Pull-through rate	50% - 100% (78%)	58% - 100% (83%)
	Direct costs to close	0.00% - 4.00% (0.70%)	0.37% - 1.74% (0.86%)

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

The table below presents a reconciliation of residential MSRs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Beginning balance	$49,579	$21,703	$934
Issuances (loans sold with servicing retained)	11,161	36,679	24,058
Net settlements	(7,539)	(9,555)	(1,542)
Unrealized gains (losses) included in earnings	10,062	752	(1,747)

Ending balance	$63,263	$49,579	$21,703

Changes in the fair value of residential MSRs are included in mortgage banking income in the accompanying consolidated statements of income.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of residential MSRs measured at fair value on a recurring basis as of September 30, 2022 and 2021.

	Significant	2022	2021
	Unobservable	Range of Inputs	Range of Inputs
Financial Instrument	Inputs	(Weighted Average)	(Weighted Average)
Residential MSRs	Discount rate	9.50% - 14.50% (9.51%)	8.50% - 10.00% (8.51%)
	Prepayment rate	6.01% - 74.89% (6.63%)	6.04% - 43.27% (10.00%)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(19 – continued)

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. In accordance with accounting standards, only impaired loans for which an allowance for loan losses has been established or a partial charge-off recorded require classification in the fair value hierarchy. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are measured at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of the collateral if the loan is a collateral-dependent loan. At September 30, 2022 and 2021, all impaired loans were considered to be collateral-dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.  At September 30, 2022, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 100.0% and estimated costs to sell the collateral ranging from 0.0% to 10.0%.  At September 30, 2021, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0.0% to 100.0% and estimated costs to sell the collateral ranging from 0.0% to 26.0%.

Provisions for loan losses recognized for impaired loans for the years ended September 30, 2022, 2021 and 2020 is as follows:

(In thousands)	2022	2021	2020
Provision for loan losses recognized	$2,421	$381	$2,424

SBA and Nonresidential Mortgage Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At September 30, 2022, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value included discount rates ranging from 6.90% to 25.00% with a weighted average of 12.71%, and prepayment speed assumptions ranging from 7.08% to 29.26% with a weighted average rate of 15.27%. At September 30, 2021, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value included discount rates ranging from 4.62% to 22.34% with a weighted average of 14.45%, and prepayment speed assumptions ranging from 8.30% to 24.51% with a weighted average rate of 15.98%. Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount.

Impairment charges to write down SBA loan servicing rights to fair value for the years ended September 30, 2022, 2021 and 2020 is as follows:

(In thousands)	2022	2021	2020
Charges (reductions) to write down SBA loan servicing rights	$216	$66	$(116)

Nonresidential mortgage loan servicing rights represent the value associated with servicing single tenant net lease loans that have been sold. The fair value of nonresidential mortgage loan servicing rights is determined by management on a quarterly basis using a discounted cash flow model, and is classified as Level 3 in the fair value hierarchy.  At September 30, 2022 and 2021, the Company did not have any nonresidential mortgage loan servicing rights measured at fair value on a nonrecurring basis.  The Company did not recognize any impairment charges on nonresidential mortgage loan servicing rights for the years ended September 30, 2022, 2021 and 2020.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(19 – continued)

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At September 30, 2022 and 2021, the Company did not have any other real estate owned measured at fair value on a nonrecurring basis.

There were no charges to write down other real estate owned to fair value for the years ended September 30, 2022, 2021 and 2020.

Transfers between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended September 30, 2022 and 2021. There were no transfers into or out of Level 3 financial assets or liabilities for the years ended September 30, 2022 and 2021. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2022 and 2021.

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition of an eligible financial asset or financial liability, and may not be revoked once made.

The Company has elected the fair value option for its residential mortgage loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of September 30, 2022 or 2021.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of September 30, 2022 and 2021.

		Aggregate
September 30, 2022:	Aggregate	Principal
(In thousands)	Fair Value	Balance	Difference
Residential mortgage loans held for sale	$38,579	$38,517	$62

		Aggregate
September 30, 2021:	Aggregate	Principal
(In thousands)	Fair Value	Balance	Difference
Residential mortgage loans held for sale	$167,813	$163,158	$4,655

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(19 – continued)

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the years ended September 30, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020

Gains (losses) – included in mortgage banking income	$(385)	$2,017	$7,504
Interest income	3,989	5,695	5,026

	$3,604	$7,712	$12,530

Fair Value of Financial Instruments

The following tables summarize the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and 2021.

	Carrying	Fair Value Measurements Using:
(In thousands)	Amount	Level 1	Level 2	Level 3

September 30, 2022:
Financial assets:
Cash and due from banks	$18,312	$18,312	$—	$—
Interest-bearing deposits with banks	23,353	23,353	—	—
Interest-bearing time deposits	1,613	—	1,613	—
Securities available for sale	316,517	—	316,517	—
Securities held to maturity	1,558	—	1,593	—
Residential mortgage loans held for sale	38,579	—	38,579	—
SBA loans held for sale	21,883	—	24,010	—
Loans, net	1,436,555	—	—	1,366,096
FRB and FHLB stock	20,004	N/A	N/A	N/A
Accrued interest receivable	8,332	—	8,332	—
SBA loan servicing rights	3,790	—	—	3,790
Residential mortgage loan servicing rights	63,263	—	—	63,263
Nonresidential mortgage loan servicing rights	141	—	—	141
Derivative assets (included in other assets)	1,030	—	872	158
Equity securities (included in other assets)	103	103	—	—

Financial liabilities:
Deposits	1,515,834	—	—	1,510,792
Borrowings from FHLB	307,303	—	302,090	—
Subordinated note	50,217	—	48,685	—
Accrued interest payable	1,302	—	1,302	—
Advance payments by borrowers for taxes and insurance	1,207	—	1,207	—
Derivative liabilities (included in other liabilities)	427	—	31	396

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(19 – continued)

Fair Value of Financial Instruments - continued

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

The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. The contracted or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 17, and the fair value of these instruments is considered immaterial.

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits, accrued interest receivable and payable, advance payments by borrowers for taxes and insurance, demand deposits and other transaction accounts.  The fair value of loans (excluding loans held for sale), fixed-maturity certificates of deposit, and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument.  It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability.  The methods and assumptions used to estimate the fair value of investment securities, loans held for sale, loan servicing rights, and derivative assets and liabilities are discussed previously in Note 19.  The methods utilized to measure the fair value of financial instruments at September 30, 2022 and 2021 represent an approximation of exit price, but an actual exit price may differ.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(20)       CAPITAL REQUIREMENTS AND RESTRICTION ON DIVIDENDS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements having been phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% by 2019.  The capital conservation buffer was 2.50% for 2022, 2021 and 2020.  The Bank met all capital adequacy requirements to which it was subject as of September 30, 2022 and 2021.

As of September 30, 2022, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(20 – continued)

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

					Minimum To Be Well
			Minimum		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2022:

Total capital (to risk-weighted assets):
Consolidated	$226,283	12.65%	$143,088	8.00%	N/A	N/A
Bank	209,602	11.74%	142,828	8.00%	$178,535	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$160,706	8.99%	$107,316	6.00%	N/A	N/A
Bank	194,242	10.88%	107,121	6.00%	$142,828	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$160,706	8.99%	$80,487	4.50%	N/A	N/A
Bank	194,242	10.88%	80,341	4.50%	$116,048	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$160,706	8.03%	$80,043	4.00%	N/A	N/A
Bank	194,242	9.64%	80,565	4.00%	$100,706	5.00%

As of September 30, 2021:

Total capital (to risk-weighted assets):
Consolidated	$193,476	14.28%	$108,401	8.00%	N/A	N/A
Bank	183,885	13.60%	108,156	8.00%	$135,195	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$159,310	11.76%	$81,301	6.00%	N/A	N/A
Bank	169,584	12.54%	81,117	6.00%	$108,156	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,310	11.76%	$60,976	4.50%	N/A	N/A
Bank	169,584	12.54%	60,838	4.50%	$87,877	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$159,310	9.73%	$65,480	4.00%	N/A	N/A
Bank	169,584	10.07%	67,333	4.00%	$84,166	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(20 – continued)

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

In the event of complete liquidation, and only in such an event, each eligible depositor is entitled to receive a liquidation distribution from the liquidation account in the proportionate amount of the then current adjusted balance for deposits then held, before any liquidation distribution may be made with respect to the Bank’s stockholders. Except for the repurchase of stock and payment of dividends by the Bank, the existence of the liquidation account does not restrict the use or application of retained earnings of the Bank.

Stock Split

On August 16, 2021, the Company approved and declared a three-for-one stock split in the form of a stock dividend, payable September 15, 2021, to stockholders of record as of August 31, 2021.  Under the terms of the stock split, the Company’s stockholders received a dividend of two shares for every share held on the record date.  The dividend was paid in authorized but unissued shares of common stock of the Company.  The par value of the Company’s stock was not affected by the split and remained at $0.01 per share.  All share and per share amounts reported in the consolidated financial statements have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(21)       SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended September 30, 2022, 2021 and 2020.

	Years Ended September 30,
(In thousands, except share and per share data)	2022	2021	2020
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$16,444	$29,567	$33,354
Shares:
Weighted average common shares outstanding, basic	7,058,550	7,107,786	7,070,040

Net income per common share, basic	$2.33	$4.16	$4.72

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$16,444	$29,567	$33,354
Shares:
Weighted average common shares outstanding, basic	7,058,550	7,107,786	7,070,040
Add: Dilutive effect of outstanding options	71,240	56,176	48,540
Add: Dilutive effect of restricted stock	12,056	9,771	9,282
Weighted average common shares outstanding, as adjusted	7,141,846	7,173,733	7,127,862

Net income per common share, diluted	$2.30	$4.12	$4.68

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the years ended September 30, 2022, 2021 and 2020. Stock options for 137,250, 49,974 and 66,474 shares of common stock were excluded from the calculation of diluted net income per common share for the years ended September 30, 2022, 2021 and 2020, respectively, because their effect was antidilutive.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(22)       PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets

	As of September 30,
(In thousands)	2022	2021
Assets:
Cash and due from banks	$16,940	$6,870
Other assets	1,164	755
Investment in subsidiaries	185,374	193,926
	$203,478	$201,551

Liabilities and Equity:
Subordinated notes	$50,217	$19,865
Accrued expenses	638	1,309
Stockholders’ equity	152,623	180,377
	$203,478	$201,551

Statements of Income

	Years Ended September 30,
(In thousands)	2022	2021	2020
Dividend income from subsidiaries	$1,300	$5,175	$1,000
Interest expense	(2,111)	(1,274)	(1,274)
Other operating expenses	(1,475)	(1,076)	(1,002)

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(2,286)	2,825	(1,276)

Income tax benefit	795	504	598

Income (loss) before equity in undistributed net income of subsidiaries	(1,491)	3,329	(678)

Equity in undistributed net income of subsidiaries	17,935	26,238	34,032

Net income	$16,444	$29,567	$33,354

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(22 – continued)

Statements of Cash Flows

	Years Ended September 30,
(In thousands)	2022	2021	2020
Operating Activities:
Net income	$16,444	$29,567	$33,354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(17,935)	(26,238)	(34,032)
Stock compensation expense	688	277	279
Net change in other assets and liabilities	(93)	201	182
Net cash provided by (used in) operating activities	(896)	3,807	(217)

Investing Activities:
Investment in bank subsidiary	(10,000)	—	—
Net cash used in investing activities	(10,000)	—	—

Financing Activities:
Net proceeds from subordinated debt	30,258	—	—
Exercise of stock options	—	27	148
Tax paid on stock award shares for employees	(48)	(41)	(53)
Purchase of treasury stock	(4,745)	—	—
Dividends paid	(4,499)	(1,685)	(1,590)
Net cash provided by (used in) financing activities	20,966	(1,699)	(1,495)

Net increase (decrease) in cash and due from banks	10,070	2,108	(1,712)
Cash and due from banks at beginning of year	6,870	4,762	6,474

Cash and due from banks at end of year	$16,940	$6,870	$4,762

(23)       CONCENTRATION OF CREDIT RISK

At September 30, 2022 and 2021, the Company had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $13.4 million and $9.5 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(24)       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended September 30,
(In thousands)	2022	2021	2020
Cash payments for:
Interest	$9,301	$8,517	$10,817
Income taxes (net of refunds received)	(3,226)	9,051	3,971

Non-cash activities:
Net transfers from loans to loans held for sale	—	41,703	15,916
Net transfers from loans held for sale to loans	13,139	—	—
Transfers from loans to OREO	—	426	—
Proceeds from sales of OREO financed through loans	—	—	—
Cashless exercise of stock options	39	77	249
Transfers from OREO to premises and equipment	721	—	—

(25)       SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
September 30, 2022:
Interest income	$15,762	$15,801	$18,479	$20,956
Interest expense	1,859	1,788	2,568	4,131
Net interest income	13,903	14,013	15,911	16,825
Provision (credit) for loan losses	526	(30)	532	880
Net interest income after provision (credit) for loan losses	13,377	14,043	15,379	15,945
Noninterest income	16,591	20,072	10,033	4,531
Noninterest expenses	24,852	25,461	22,835	18,001
Income before income taxes	5,116	8,654	2,577	2,475
Income tax expense (benefit)	811	1,619	(61)	9

Net income	$4,305	$7,035	$2,638	$2,466

Net income per common share, basic	$0.60	$0.99	$0.37	$0.35

Net income per common share, diluted	$0.60	$0.98	$0.37	$0.35

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(25 – continued)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(26)       SEGMENT REPORTING

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

	Core	SBA	Mortgage		Consolidated
(In thousands)	Banking	Lending	Banking	Other	Totals
Year Ended September 30, 2022:
Net interest income (loss)	$54,252	$6,108	$2,360	$(2,068)	$60,652
Provision for loan losses	1,295	613	—	—	1,908
Net interest income (loss) after provision	52,957	5,495	2,360	(2,068)	58,744
Net gains on sales of loans, SBA	—	3,698	—	—	3,698
Mortgage banking income (loss)	(2)	—	38,339	—	38,337
Noninterest income	8,292	4,623	38,312	—	51,227
Noninterest expense (income)	38,821	8,721	43,962	(355)	91,149
Income (loss) before taxes	22,428	1,397	(3,290)	(1,713)	18,822
Income tax expense (benefit)	3,377	408	(618)	(789)	2,378
Segment profit (loss)	19,051	989	(2,672)	(924)	16,444
Noncash items:
Depreciation and amortization	2,109	30	162	147	2,448
Segment assets at September 30, 2022	1,935,896	105,342	107,570	(91,146)	2,057,662

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(26 – continued)

	Core	SBA	Mortgage		Consolidated
(In thousands)	Banking	Lending	Banking	Other	Totals
Year Ended September 30, 2021:
Net interest income (loss)	$46,122	$10,339	$1,940	$(1,229)	$57,172
Provision (credit) for loan losses	(1,782)	15	—	—	(1,767)
Net interest income (loss) after provision	47,904	10,324	1,940	(1,229)	58,939
Net gains on sales of loans, SBA	—	8,740	—	—	8,740
Mortgage banking income	4	—	104,500	—	104,504
Noninterest income	6,331	9,661	104,444	—	120,436
Noninterest expense (income)	35,636	9,374	94,768	(369)	139,409
Income (loss) before taxes	18,599	10,611	11,616	(860)	39,966
Income tax expense (benefit)	2,935	2,512	5,047	(497)	9,997
Segment profit (loss)	15,664	8,099	6,569	(363)	29,969
Noncash items:
Depreciation and amortization	1,953	42	237	68	2,300
Segment assets at September 30, 2021	1,469,371	168,342	232,279	(148,598)	1,721,394

	Core	SBA	Mortgage		Consolidated
(In thousands)	Banking	Lending	Banking	Other	Totals

Year Ended September 30, 2020:
Net interest income (loss)	$39,408	$5,911	$3,046	$(1,204)	$47,161
Provision for loan losses	4,636	3,326	—	—	7,962
Net interest income (loss) after provision	34,772	2,585	3,046	(1,204)	39,199
Net gains on sales of loans, SBA	—	5,673	—	—	5,673
Mortgage banking income	8	—	120,725	—	120,733
Noninterest income	5,905	6,751	120,695	—	133,351
Noninterest expense (income)	29,772	7,853	88,573	(390)	125,808
Income (loss) before taxes	10,905	1,483	35,168	(814)	46,742
Income tax expense (benefit)	2,265	189	10,793	(586)	12,661
Segment profit (loss)	8,640	1,294	24,375	(228)	34,081
Noncash items:
Depreciation and amortization	1,558	51	181	68	1,858
Segment assets at September 30, 2020	1,459,467	283,994	293,973	(272,809)	1,764,625

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(27)       REVENUE FROM CONTRACTS WITH CUSTOMERS

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the years ended September 30, 2022, 2021 and 2020:

	Year Ended
	September 30,
(In thousands)	2022	2021	2020

Service charges on deposit accounts	$1,864	$1,468	$1,581
ATM and interchange fees	2,753	2,399	2,116
Investment advisory income	717	589	288
Other	110	103	101
Revenue from contracts with customers	5,444	4,559	4,086

Gain on sale of securities	476	—	7
Gain on sale of SBA loans	3,698	8,740	5,673
Gain on sale of single tenant net lease loans	719	—	—
Mortgage banking income	38,337	104,504	120,733
Increase in cash value of life insurance	993	785	732
Real estate lease income	571	592	589
Other	989	1,256	1,531
Other noninterest income	45,783	115,877	129,265

Total noninterest income	$51,227	$120,436	$133,351

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

SEPTEMBER 30, 2022, 2021 AND 2020

(27 – continued)

Other Income:  Other income from contracts with customers includes check cashing and cashier’s check fees, safe deposit box fees and cash advance fees.  This revenue is recognized at the time the transaction is executed or over the period the Company satisfies the performance obligation.

(28)       MORTGAGE BANKING INCOME

The components of mortgage banking income for the years ended September 30, 2022, 2021 and 2020 were as follows:

	2022	2021	2020

	(In thousands)

Origination and sale of mortgage loans (1)	$(674)	$83,874	$105,659
Mortgage brokerage income	762	1,500	—
Net change in fair value of loans held for sale
and interest rate lock commitments	(4,206)	(18,856)	16,680
Realized and unrealized hedging gains (losses)	20,398	4,140	(22,412)
Capitalized residential mortgage loan servicing rights	11,161	36,679	24,058
Net change in fair value of residential mortgage loan servicing rights	2,523	(8,803)	(3,289)
Net loan servicing income	9,045	6,565	651
Provisions for loan repurchases and indemnifications	(672)	(595)	(614)
Total mortgage banking income	$38,337	$104,504	$120,733

(1)  Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.