Form 10-K/A
period 2022-09-30
First Savings Financial Group, Inc.
filed 2023-02-06
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

The number of shares outstanding of the registrant’s common stock as of January 30, 2023 was 6,917,921.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K/A.

EXPLANATORY NOTE REGARDING FORM 10-K/A AND RELATED FINANCIAL STATEMENT RESTATEMENT

First Savings Financial Group, Inc. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (“Amended Report”) to amend the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 14, 2022 (the “Original 10-K”) to reflect a restatement of the Company's consolidated financial statements, and related notes, for the fiscal year ended September 30, 2022.

Restatement of Previously Issued Consolidated Financial Statements

On January 27, 2023, the Audit Committee of the Board of Directors of the Company concluded that the Company’s audited consolidated financial statements, and related notes, included in the Original Filing should no longer be relied upon.  The accounting matters underlying the Audit Committee’s conclusion primarily relate to the following:

a.	An overstatement of other assets due to a capitalized consulting fee paid during fiscal 2022 for the evaluation of core operating systems and negotiation of the contract for such. The fee amount earned by the consultant was based on a percentage of savings that the Company is expected to recognize over the life of the newly negotiated core contract in comparison to the cost of its existing core contract over the same period. The Company recorded the amount as a prepaid consulting fee to be amortized over the life of the new core contract beginning in late fiscal 2023. However, under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the amount is required to be expensed in the period incurred since no future services of the consultant are required under the agreement between the Company and consultant subsequent to the execution of the new core contract.
b.	An understatement of gross loans related to approximately $38.0 million in sold commercial loan participation interests which did not qualify for sales treatment under U.S. GAAP as of September 30, 2022 due to repurchase provisions included in certain participation agreements. As a result, the transfers should have been accounted for as secured borrowings.
c.	The consolidated financial statements are also being restated to correct smaller differences primarily related to deferred compensation and accrued litigation expenses, as well as the income tax impact of the adjustments.

The principal effects of the Restatement as of September 30, 2022, and for the year and three-month period then ended are as follows:

	September 30, 2022
	As Previously
	Reported on
	Original 10-K	Adjustments	As Restated

Consolidated Statement of Condition:	(Dollars in thousands)
Loans receivable, net of allowance for loan losses	$1,436,555	$37,989	$1,474,544
Other assets	20,691	(1,926)	18,765
Total assets	2,057,662	36,063	2,093,725
Other borrowings	50,217	37,989	88,206
Accrued expenses and other liabilities	29,176	(868)	28,308
Total liabilities	1,905,039	37,121	1,942,160
Retained earnings - substantially restricted	162,985	(1,058)	161,927
Total stockholders' equity	152,623	(1,058)	151,565
Total liabilities and stockholders' equity	2,057,662	36,063	2,093,725

	Year Ended September 30, 2022
	As Previously
	Reported on
	Original 10-K	Adjustments	As Restated

Consolidated Statement of Income:	(Dollars in thousands, except per share data)
Interest income on loans, including fees	$61,913	$196	$62,109
Total interest income	70,998	196	71,194
Interest expense on other borrowings	2,111	196	2,307
Total interest expense	10,346	196	10,542
Compensation and benefits	61,530	(323)	61,207
Professional fees	4,639	2,017	6,656
Other operating expenses	10,349	(181)	10,168
Total noninterest expense	91,149	1,513	92,662
Income before income taxes	18,822	(1,513)	17,309
Income tax expense	2,378	(455)	1,923
Net income	16,444	(1,058)	15,386
Net income per share:
Basic	2.33	(0.15)	2.18
Diluted	2.30	(0.15)	2.15

Consolidated Statement of Cash Flows:
Net income	$16,444	$(1,058)	$15,386
Deferred income taxes	2,095	(427)	1,668
Change in other assets and liabilities, net	(602)	1,485	883
Net increase in loans	(348,738)	(37,989)	(386,727)
Net cash used in investing activities	(506,229)	(37,989)	(544,218)
Net increase in other borrowings	—	37,989	37,989
Net cash provided by (used in) financing activities	365,654	37,989	403,643

	Three Months Ended September 30, 2022
	As Previously
	Reported on
	Original 10-K	Adjustments	As Restated

Consolidated Statement of Income:	(Dollars in thousands, except per share data)
Interest income on loans, including fees	$17,996	$196	$18,192
Total interest income	20,956	196	21,152
Interest expense on other borrowings	714	196	910
Total interest expense	4,131	196	4,327
Compensation and benefits	11,548	(323)	11,225
Professional fees	666	2,017	2,683
Other operating expenses	2,320	(181)	2,139
Total noninterest expense	18,001	1,513	19,514
Income before income taxes	2,475	(1,513)	962
Income tax expense (benefit)	9	(455)	(446)
Net income	2,466	(1,058)	1,408
Net income per share:
Basic	0.35	(0.15)	0.20
Diluted	0.35	(0.15)	0.20

This Amended Report restates amounts included in the audited consolidated financial statements for the year ended September 30, 2022. The Restatement does not affect the Company’s annual consolidated financial statements for years prior to September 30, 2022, or interim periods prior to the quarter ended September 30, 2022.  For additional information on the above Restatement, see Note 1, “Restatement of Previously Issued Consolidated Financial Statements” of the Notes to Consolidated Financial Statements beginning on page F-1 of this amended annual report.

Items Amended in this Filing

This Amended Report amends and restates the following items in the Original Filing:

•	Part I, Item 1 “Business” is being amended and restated to reflect the adjustments discussed above;
•

Part I, Item 1A “Risk Factors” is being amended and restated to add an additional risk factor regarding the material weaknesses in the Company’s internal control over financial reporting and to reflect the adjustments discussed above;

•	Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is being amended and restated to reflect the adjustments discussed above;
•

Part II, Item 8 “Financial Statements and Supplementary Data” beginning on page F-1 is being amended and restated to provide an updated “Management’s Report on Internal Control over Financial Reporting” and an updated “Report of Independent Registered Public Accounting Firm”, and to reflect the adjustments discussed above; and

•

Part II, Item 9A “Controls and Procedures” is being amended and restated to reflect management’s conclusion that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses referred to below, and to describe the Company’s remediation plan for addressing the material weaknesses.

No other information in our Original 10-K is amended hereby.  In order to preserve the nature and character of the disclosures set forth in the Original 10-K, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original 10-K, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in filings with the SEC subsequent to the date of the Original 10-K. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the Original Report.

Control Considerations

In connection with the above, management has assessed the effectiveness of our disclosure controls and procedures and has included applicable disclosure in Item 9A, “Controls and Procedures.” Management identified material weaknesses in our internal control over financial reporting as described under “Internal Control over Financial Reporting” in Item 9A, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures and internal control over financial reporting were not effective at a reasonable assurance level as of September 30, 2022.  Management has taken and is taking additional steps, as described in Item 9A, to remediate these material weaknesses in our internal control over financial reporting.

This amended annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of First Savings Financial Group, Inc. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. First Savings Financial Group’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of First Savings Financial Group and its subsidiary include, but are not limited to, the effects of COVID-19, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in First Savings Financial Group’s market area, changes in real estate market values in First Savings Financial Group’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors” below.

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

PART 1

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

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area (“NNN Finance Program”). This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees. The terms of the loans are generally consistent with the aforementioned terms of in-market commercial real estate loans; however, these cannot exceed 70% loan-to-value and loan maturities cannot exceed the expiration of the underlying leases. In addition, the Company has established guidelines with respect to concentrations by state, lessee and industry of lessees as a percentage of regulatory capital. The average size of these loans originated was $1.7 million and the portfolio balance was $674.6 million at September 30, 2022.

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

We generally do not sell whole loans, other than long-term fixed rate residential mortgage loans that we originate, or participation interests in loans originated by us. We also generally do not purchase whole loans or participation interests in loans originated by other financial institutions. However, in order to manage certain risk factors or supplement our lending portfolio, we may sell or purchase whole loans or participation interests in loans from time to time depending on various factors. At September 30, 2022, $107.1 million of loans included sold participation interests of $82.9 million, for a net position of $24.2 million outstanding in our portfolio. At September 30, 2022, acquired participation interests of loans totaled $23.6 million.

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

The residential mortgage industry is highly competitive, and we compete with other community banks, regional banks, national banks, credit unions, financial service companies and online mortgage companies. Due to the highly competitive nature of the residential mortgage industry, we expect to continue to face competitive pressures related to changing market conditions that could reduce our margins and mortgage banking revenue. The mortgage volume industry-wide could decline, which could result in a significant decline in our mortgage banking revenue. Our mortgage banking office leases are generally short-term in nature and the compensation arrangements provide scalability to our business model. See Note 27, “Segment Reporting,” and Note 29, “Mortgage Banking” of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the financial performance of the mortgage banking segment.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At September 30, 2022, our regulatory limit on loans to one borrower was $31.4 million. At that date, our largest lending relationship was for a commitment of $29.0 million, of which $29.0 million was outstanding, and was performing according to its original terms at that date.

Loan Commitments. We issue commitments for commercial loans conditioned upon the occurrence of certain events. Commitments to originate loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days. See Note 18, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding our loan commitments at September 30, 2022.

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

As discussed in the explanatory note regarding restatement, repurchase provisions contained in certain participation agreements require the Company to account for certain loan sales as secured borrowings. As of September 30, 2022, the Company had a balance of $38.0 million in secured borrowings, which are included in other borrowings on the consolidated balance sheet.

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

At September 30, 2022, $1.01 billion, or 68.1%, of our loan portfolio consisted of commercial real estate loans and commercial business loans.  Subject to market conditions, we intend to increase our origination of these loans.  Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, some of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  At September 30, 2022, nonperforming commercial real estate loans totaled $8.2 million.  At September 30, 2022 nonperforming commercial business loans totaled $1.2 million.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At September 30, 2022, $36.1 million, or 2.4% of our loan portfolio consisted of construction loans, and land and land development loans, and $3.7 million, or 15.2% of the construction loan portfolio (excluding undisbursed commitments and portions participated to other financial institutions), consisted of speculative construction loans at that date.  Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination.  Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans.  These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers.  In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss.  Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would adversely affect our earnings.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2022, $22.8 million, or 6.2% of our residential mortgage loan portfolio and 1.5% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties.  Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream.  In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.  Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us.  At September 30, 2022, we had four non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $3.9 million.  Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.  At September 30, 2022, the Bank had one nonperforming non-owner occupied residential loan totaling $17,000.  At September 30, 2022, the Bank did not have any non-owner occupied residential properties held as real estate owned.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings.  Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.  Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.  At September 30, 2022, approximately $659.7 million, or 44.3% of the total loan portfolio, consisted of fixed-rate loans with maturity dates after September 30, 2023.  This investment in fixed-rate loans exposes the Company to increased levels of interest rate risk.

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

We identified a material weakness in our internal control over financial reporting at September 30, 2022 and determined that our disclosure controls and procedures were not effective.  Failure to remediate the identified material weakness and maintain effective internal control over financial reporting and disclosure controls and procedures in future periods could have a material adverse effect on our financial statements.

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

The Company’s management, with the supervision of the Chief Financial Officer and the Chief Executive Officer, conducted an evaluation of the Company’s internal control over financial reporting and disclosure controls and procedures as of September 30, 2022.  Based on that assessment, management determined that, as of September 30, 2022, the Company’s internal control over financial reporting was not effective as a result of identified material weaknesses, and that its disclosure controls and procedures were not effective as of such date as a result of the identified control deficiencies.  The specific control deficiencies are described in Part II - Item 9A. “Controls and Procedures” of this Form 10-K/A and in “Management’s Report on Internal Control over Financial Reporting” contained herein.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

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

Risks Related to an Investment in Our Common Stock

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2022 or that we will be able to pay future dividends at all.

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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol “FSFG.” All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021. As of December 7, 2022, the Company had approximately 226 holders of record and 6,991,313 shares of common stock outstanding.  The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 21 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company.  The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future.

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

Critical Accounting Policies and Critical Accounting Estimates

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to general practices within the banking industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. The Company’s consolidated financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that require management to make assumptions about matters that are highly uncertain at the time an accounting estimate is made; and different estimates that the Company reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the Company’s financial condition, changes in financial condition or results of operations. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under generally accepted accounting principles. Significant accounting policies, including the impact of recent accounting pronouncements, are discussed in Note 2 of the Notes to Consolidated Financial Statements. The policies considered to be the critical accounting policies are described below.

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

	At September 30,
(In thousands)	2022	2021	2020	2019	2018
	(As Restated)
Financial Condition Data:
Total assets	$2,093,725	$1,721,394	$1,764,625	$1,222,579	$1,034,406
Cash and cash equivalents	41,665	33,428	33,726	41,432	42,274
Securities available-for-sale	316,517	206,681	201,965	177,302	184,373
Securities held-to-maturity	1,558	1,837	2,102	2,336	2,607
Loans held for sale	60,462	214,940	285,525	96,070	32,125
Loans, net	1,474,544	1,075,936	1,090,063	810,658	704,271
Deposits	1,515,834	1,227,580	1,048,076	834,384	811,112
Borrowings from FHLB	307,303	250,000	310,858	222,544	90,000
Other borrowings	88,206	19,865	194,631	23,729	21,013
Stockholders’ equity	151,565	180,377	157,272	121,053	98,813

	For the Year Ended September 30,
(In thousands)	2022	2021	2020	2019	2018
	(As Restated)
Operating Data:
Interest income	$71,194	$65,259	$57,699	$50,995	$42,159
Interest expense	10,542	8,087	10,538	10,906	6,337
Net interest income	60,652	57,172	47,161	40,089	35,822
Provision (credit) for loan losses	1,908	(1,767)	7,962	1,463	1,353
Net interest income after provision (credit) for loan losses	58,744	58,939	39,199	38,626	34,469
Noninterest income	51,227	120,436	133,351	43,854	13,295
Noninterest expense	92,662	139,409	125,808	62,390	33,006
Income before income taxes	17,309	39,966	46,742	20,090	14,758
Income tax expense	1,923	9,997	12,661	3,095	2,422
Net income	15,386	29,969	34,081	16,995	12,336
Less: net income attributable to noncontrolling interests	—	402	727	818	1,434
Net income attributable to First Savings Financial Group	$15,386	$29,567	$33,354	$16,177	$10,902

	For the Year Ended September 30,
	2022	2021	2020	2019	2018
	(As Restated)
Per Share Data (1):
Net income per common share, basic	$2.18	$4.16	$4.72	$2.33	$1.61
Net income per common share, diluted	2.15	4.12	4.68	2.27	1.54
Dividends per common share	0.51	0.36	0.22	0.21	0.20

(1)	Per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

	At or For the Year Ended September 30,
	2022	2021	2020	2019	2018
	(As Restated)
Performance Ratios:
Return on average assets	0.83%	1.69%	2.27%	1.42%	1.11%

Return on average equity	8.65	17.59	26.06	15.65	12.80

Return on average common stockholders’ equity	8.65	17.37	25.46	15.00	11.37

Interest rate spread (1)	3.55	3.54	3.37	3.63	3.82

Net interest margin (2)	3.72	3.67	3.55	3.88	3.99

Other expenses to average assets	5.01	7.95	8.58	5.48	3.35

Efficiency ratio (3)	82.82	78.49	69.70	74.32	67.20

Efficiency ratio (excluding nonrecurring items) (4)	81.03	78.51	69.86	74.51	63.96

Average interest-earning assets to average interest-bearing liabilities	126.40	125.92	123.65	124.96	125.02

Dividend payout ratio	23.68	8.59	4.77	9.10	12.32

Average equity to average assets	9.61	9.71	8.92	9.54	9.77

Capital Ratios:
Total capital (to risk-weighted assets):
Consolidated	12.33%	14.28%	13.37%	13.85%	14.50%
Bank	11.44	13.60	12.75	12.88	12.92

Tier 1 capital (to risk-weighted assets):
Consolidated	8.73	11.76	10.58	10.70	10.84
Bank	10.59	12.54	11.53	11.81	11.75

Common equity Tier 1 capital (to risk-weighted assets):
Consolidated	8.73	11.76	10.58	10.70	10.84
Bank	10.59	12.54	11.53	11.81	11.75

Tier 1 capital (to average adjusted total assets):
Consolidated	7.96	9.73	8.53	8.39	8.39
Bank	9.58	10.07	9.37	9.34	9.10

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for 2022, 2021, 2020 and 2019, and a blended federal marginal tax rate of 24.5% for 2018.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for 2022, 2021, 2020 and 2019, and a blended federal tax rate of 24.5% for 2018.
(3)	Represents other expenses divided by the sum of net interest income and other income.

(4)	Represents other expenses, excluding nonrecurring items as discussed below, divided by the sum of net interest income and other income, excluding income (loss) from tax credit investments discussed below. The efficiency ratio for 2022 excludes the income from tax credit investments of $12,000 and expenses of $2.0 million related to consulting fees paid in connection with the evaluation and negotiation of a new core processing contract. The efficiency ratio for 2021, 2020 and 2019 excludes the income from tax credit investments of $32,000, $426,000 and $210,000, respectively. The efficiency ratio for 2018 excludes the income from tax credit investments of $585,000, expenses of $1.3 million associated with the acquisition of and merger with Dearmin and FNBO, and expenses of $661,000 associated with the initial operations of the secondary-market residential mortgage lending division. This is a non-GAAP financial measure that management believes is useful to investors in understanding the Company’s performance.

	At or For the Year Ended September 30,
	2022	2021	2020	2019	2018
	(As Restated)
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.03%	1.31%	1.54%	1.22%	1.31%

Allowance for loan losses as a percent of nonperforming loans	141.49	92.43	125.05	193.82	218.18

Net charge-offs to average outstanding loans during the period	0.06	0.07	0.09	0.09	0.02

Nonperforming loans as a percent of total loans	0.73	1.42	1.23	0.63	0.60

Nonperforming loans as a percent of total assets	0.52	0.90	0.77	0.42	0.41

Nonperforming assets as a percent of total assets	0.65	1.00	0.95	1.02	1.31

Other Data:
Number of full service branch offices	15	15	15	15	16
Number of deposit accounts	48,122	46,361	44,852	44,343	43,368
Number of loans	7,401	7,041	8,074	7,759	7,228

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

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate one to four family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans.  To a lesser extent, we originate various consumer loans including home equity lines of credit.  Net loans increased $398.6 million, from $1.08 billion at September 30, 2021 to $1.47 billion at September 30, 2022.

At September 30, 2022, residential mortgage loans totaled $368.2 million, or 24.7% of total loans, compared to $241.4 million, or 22.2% of total loans at September 30, 2021.  The increase in residential mortgage loans is primarily due a $96.2 million increase in first-lien home equity line of credit loans.  The Company launched a national first-lien home equity line of credit product in fiscal 2021, the balance of which was $178.2 million and $82.0 million at September 30, 2022 and 2021, respectively.  We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 15-year and 30-year fixed rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income.  Management intends to continue offering short-term adjustable rate residential mortgage loans and generally sell long-term fixed rate mortgage loans in the secondary market.

Commercial real estate loans, including in-market commercial real estate loans, single tenant net lease loans, and SBA commercial real estate loans, totaled $903.8 million, or 60.7% of total loans at September 30, 2022, compared to $616.1 million, or 56.5% of total loans at September 30, 2021.  The increase in commercial real estate loans is primarily due to an increase in single tenant net lease loans, which increased $270.9 million during the year ended September 30, 2022.  Management intends to continue to focus on pursuing commercial real estate loan opportunities, both within our primary market area as well as through the single tenant net lease and SBA loan programs, to further diversify the loan portfolio.

Multi-family real estate loans totaled $32.4 million, or 2.2% of total loans at September 30, 2022, compared to $40.3 million, or 3.7% of total loans at September 30, 2021.  These loans are primarily secured by apartment buildings and other multi-tenant developments in our primary market area.

Residential construction loans totaled $18.3 million, or 1.2% of total loans at September 30, 2022, of which $3.7 million were speculative construction loans.  At September 30, 2021, residential construction loans totaled $8.3 million, or 0.8% of total loans, of which $3.1 million were speculative loans.

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

Commercial business loans, including in-market commercial business loans and SBA commercial business loans, totaled $110.3 million, or 7.4% of total loans, at September 30, 2022 compared to $140.3 million, or 12.9% of total loans, at September 30, 2021.  In-market commercial business loans increased $30.1 million during the year due primarily to increased commercial business lending opportunities in our primary market area.  SBA commercial business loans decreased $60.1 million during the year primarily due to pay-downs and payoffs in the SBA’s PPP loan program as PPP loans totaled $650,000 at September 30, 2021 compared to $56.7 million at September 30, 2021.  Management intends to continue to focus on pursuing commercial business loan opportunities, both within our primary market area as well as through various SBA loan programs, to further diversify the loan portfolio.

Consumer loans totaled $38.1 million, or 2.6% of total loans, at September 30, 2022 compared to $30.6 million, or 2.8% of total loans, at September 30, 2021.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2022 (As Restated)		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$368,211	24.73%	$241,425	22.15%
Commercial	169,861	11.41	149,600	13.73
Single tenant net lease	674,567	45.31	403,692	37.04
SBA commercial real estate	59,379	3.99	62,805	5.76
Multi-family	32,411	2.18	40,324	3.70
Residential construction	18,261	1.23	8,330	0.76
Commercial construction	5,938	0.40	2,717	0.25
Land and land development	11,880	0.80	10,217	0.94
	1,340,508	90.04	919,110	84.33

Commercial business	90,010	6.05	59,883	5.49
SBA commercial business	20,282	1.36	80,400	7.38
Consumer	38,052	2.56	30,563	2.80

Total loans	1,488,852	100.00%	1,089,956	100.00%

Deferred loan origination fees and costs, net	1,052		281
Allowance for loan losses	(15,360)		(14,301)
Loans, net	$1,474,544		$1,075,936

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

	At September 30, 2022 (As Restated)
			More Than
		More Than One	Five Years	More Than
	One Year or	Year to Five	to Fifteen	Fifteen
Amounts due in:	Less	Years	Years	Years	Total
(In thousands)
Residential real estate (1)	$16,769	$45,892	$120,074	$217,887	$400,622
Commercial real estate (2)	37,803	67,796	66,997	9,145	181,741
Single tenant net lease	71,899	262,119	337,977	2,572	674,567
SBA commercial real estate	1,705	7,946	23,338	26,390	59,379
Residential construction (3)	18,261	—	—	—	18,261
Commercial construction (3)	5,938	—	—	—	5,938
Commercial business	47,969	29,408	11,513	1,120	90,010
SBA commercial business	2,151	9,292	8,238	601	20,282
Consumer	5,176	14,657	15,641	2,578	38,052
Total	$207,671	$437,110	$583,778	$260,293	$1,488,852

(1)	Includes multifamily loans.
(2)	Includes farmland, land and land development loans.
(3)	Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2022 that are due after September 30, 2023, and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	(As Restated)
(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$89,738	$294,115	$383,853
Commercial real estate (2)	55,616	88,322	143,938
Single tenant net lease	477,316	125,352	602,668
SBA commercial real estate	—	57,674	57,674
Commercial business	32,767	9,274	42,041
SBA commercial business	418	17,713	18,131
Consumer	3,851	29,025	32,876
Total	$659,706	$621,475	$1,281,181

(1)	Includes multifamily loans.
(2)	Includes farmland, land and land development loans.

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

Other borrowings includes subordinated debt and secured borrowings related to sold commercial loan participation interests that did not qualify for sales treatment under U.S. GAAP at September 30, 2022.  Other borrowings increased from $19.9 million at September 30, 2021 to $88.2 million at September 30, 2022 due to an increase in subordinated debt of $30.4 million and an increase in secured borrowings of $38.0 million.

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

As discussed in the explanatory note regarding restatement, repurchase provisions contained in certain participation agreements require the Company to account for certain loan sales as secured borrowings.  As of September 30, 2022, the Company had a balance of $38.0 million in secured borrowings.  The secured borrowings had a weighted average interest rate of 4.02% at September 30, 2022 and are secured by the underlying participation interests.  Management is in the process of amending the participation agreements and expects all such transfers to qualify for sales treatment beginning in the quarter ending March 31, 2023.

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

Stockholders’ Equity. Stockholders’ equity decreased $28.8 million, from $180.4 million at September 30, 2021 to $151.6 million at September 30, 2022.  The decrease is due to a $36.0 million decrease in accumulated other comprehensive income due to a decrease in the market value of available-for-sale securities due primarily to the increase in market interest rates, partially offset by an increase in retained net income of $11.7 million during the year ended September 30, 2022.

Results of Operations for the Years Ended September 30, 2022, 2021 and 2020

Overview. The Company reported net income of $15.4 million ($2.15 per common share diluted) for the year ended September 30, 2022, compared to net income of $29.6 million ($4.12 per common share diluted) for the year ended September 30, 2021.  The decrease in net income was due to a decrease in noninterest income of $69.2 million and a $3.7 million increase in the provision for loan losses, partially offset by a $3.5 million increase in net increase income and a $46.7 million decrease in noninterest expense.

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

Net Interest Income.  For the year ended September 30, 2022, net interest income increased $3.5 million or 6.1%, as compared to 2021, primarily due to balance sheet growth.  The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, increased from 3.54% for 2021 to 3.55% for 2022 due primarily to an increase in the average yield on interest earning assets from 4.18% for 2021 to 4.35% for 2022.  This was partially offset by an increase in the average cost of interest-bearing liabilities from 0.64% for 2021 to 0.80% for 2022.

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

For the year ended September 30, 2022, total interest income increased $5.9 million, or 9.1%, as compared to 2021. The increase in total interest income is due primarily to increases in the average balance of interest earning assets of $80.9 million, from $1.59 billion for 2021 to $1.67 billion for 2022, and an increase in the average tax-equivalent yield on interest-earning assets, from 4.18% for 2021 to 4.35% for 2022.  The increase in the average balance of interest-earning assets is due primarily to increases in the average balance of investment securities and total loans of $69.9 million and $26.0 million, respectively.  For the year ended September 30, 2021, total interest income increased $7.6 million, or 13.1%, from $57.7 million for the year ended September 30, 2020 to $65.3 million for the year ended September 30, 2021. The increase in total interest income is due primarily to increases in the average balance of interest earning assets of $230.2 million, from $1.36 billion for 2020 to $1.59 billion for 2021, partially offset by a decrease in the average tax-equivalent yield on interest-earning assets from 4.33% for 2020 to 4.18% for 2021.  The increase in the average balance of interest-earning assets primarily relates to increases in the average balance of loans of $223.9 million.

Interest income on loans increased $4.0 million, or 6.9%, from $58.1 million for 2021 to $62.1 million for 2022, due primarily to an increase in the average balance of loans outstanding of $26.0 million, from $1.34 billion for 2021 to $1.36 billion for 2022, and an increase in the average tax-equivalent yield on loans from 4.35% for 2021 to 4.57% for 2022.  Excluding PPP loans, which had a fixed interest rate of 1.00%, the average tax-equivalent yield on loans increased from 4.40% for 2021 to 4.56% for 2022 and the average outstanding balance of loans increased $149.5 million for 2022 compared to 2021.  In 2021, interest income on loans increased $7.9 million, or 15.8%, from $50.2 million for 2020 to $58.1 million for 2021, due primarily to an increase in the average balance of loans outstanding of $223.9 million, from $1.11 billion for 2020 to $1.34 billion for 2021, partially offset by a decrease in the average tax-equivalent yield on loans from 4.52% for 2020 to 4.35% for 2021.  Excluding PPP loans, which had a fixed interest rate of 1.00%, the average tax-equivalent yield on loans decreased from 4.67% for 2020 to 4.40% for 2021 and the average outstanding balance of loans increased $154.6 million for 2021 compared to 2020.  The increase in the average balance of loans outstanding for both 2022 and 2021 is due primarily to an increase in commercial real estate mortgage loans, as a result of increased single tenant net lease program originations.

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

Total interest expense increased $2.5 million, or 30.3%, due primarily to an increase in the average cost of funds from 0.64% for 2021 to 0.80% for 2022, and an increase in the average balance of interest-bearing liabilities of $59.2 million, from $1.27 billion for 2021 to $1.32 billion for 2022.  The average balance of interest-bearing deposits increased $141.5 million, or 16.7%, from $848.8 million for 2021 to $990.3 million for 2022, and the average cost of funds for deposits was 0.38% for 2021 compared to 0.49% for 2022.  The average balance of borrowings from the Federal Home Loan Bank increased $10.8 million, or 3.8%, from $282.0 million for 2021 to $292.8 million for 2022, and the average cost of Federal Home Loan Bank borrowings increased from 1.13% for 2021 to 1.14% for 2022.  Average other borrowings, which are comprised of subordinated debt and secured borrowings increased $21.3 million or 107.3% from $19.8 million for 2021 to $41.1 million for 2022.  The average cost of other borrowings decreased from 6.53% for 2021, net of amortization of debt issuance costs, to 5.61% for 2022, net of amortization of debt issuance costs.  In 2021, total interest expense decreased $2.5 million, due primarily to a decrease in the average cost of funds from 0.96% for 2020 to 0.64% for 2021, partially offset by an increase in the average balance of interest-bearing liabilities of $162.9 million, from $1.10 billion for 2020 to $1.27 billion for 2021.  The average balance of interest-bearing deposits increased $89.7 million, or 11.8%, from $759.2 million for 2020 to $848.8 million for 2021, and the average cost of funds for deposits was 0.75% for 2020 compared to 0.38% for 2021.  The average balance of borrowings from the Federal Home Loan Bank increased $21.8 million, or 8.4%, from $260.2 million for 2020 to $282.0 million for 2021, and the average cost of funds for Federal Home Loan Bank borrowings decreased from 1.29% for 2020 to 1.13% for 2021.  Average other borrowings, which are comprised of subordinated debt, was $19.8 million for both 2020 and 2021.  The average cost of other borrowings decreased from 6.63% for 2020, net of amortization of debt issuance costs, to 6.53% for 2021, net of amortization of debt issuance costs.

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

	Year Ended September 30,
	2022 (As Restated)			2021			2020
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-bearing deposits with banks	$30,605	$161	0.53%	$45,847	$73	0.16%	$44,883	$417	0.93%
Loans, excluding PPP loans	1,342,647	61,164	4.56	1,193,197	52,500	4.40	1,038,638	48,547	4.67
PPP loans	19,735	1,047	5.31	143,220	5,682	3.97	73,910	1,690	2.29
Investment securities - taxable	74,239	2,334	3.14	44,325	1,771	4.00	47,806	2,075	4.34
Investment securities - nontaxable	187,408	7,419	3.96	147,385	5,973	4.05	141,659	5,599	3.95
FRB and FHLB stock	19,217	729	3.79	18,948	582	3.07	15,781	617	3.91
Total interest-earning assets	1,673,851	72,854	4.35	1,592,922	66,581	4.18	1,362,677	58,945	4.33

Non-interest-earning assets	177,283			161,386			103,544
Total assets	$1,851,134			$1,754,308			$1,466,221

Liabilities and equity:
NOW accounts	$330,522	$1,135	0.34	$268,073	$766	0.29	$197,530	$514	0.26
Money market deposit accounts	225,507	1,096	0.49	178,657	735	0.41	121,588	844	0.69
Savings accounts	169,731	107	0.06	156,421	96	0.06	128,004	93	0.07
Time deposits	264,578	2,564	0.97	245,686	1,598	0.65	312,048	4,208	1.35
Total interest-bearing deposits	990,338	4,902	0.49	848,837	3,195	0.38	759,170	5,659	0.75

Federal funds purchased	—	—	0.00	—	—	0.00	527	3	0.57
Borrowings from FHLB	292,803	3,333	1.14	282,001	3,199	1.13	260,222	3,345	1.29
Federal Reserve PPPLF	—	—	0.00	114,372	400	0.35	62,401	220	0.35
Subordinated debt and other borrowings	41,094	2,307	5.61	19,819	1,293	6.53	19,760	1,311	6.63
Total interest-bearing liabilities	1,324,235	10,542	0.80	1,265,029	8,087	0.64	1,102,080	10,538	0.96

Non-interest-bearing deposits	313,491			274,129			201,175
Other non-interest-bearing liabilities	35,539			44,782			32,182
Total liabilities	1,673,265			1,583,940			1,335,437

Total stockholders’ equity	177,869			170,247			130,986
Noncontrolling interests in subsidiary	—			121			(202)
Total equity	177,869			170,368			130,784
Total liabilities and equity	$1,851,134			$1,754,308			$1,466,221
Net interest income (taxable equivalent basis)		62,312			58,494			48,407
Less: taxable equivalent adjustment		(1,660)			(1,322)			(1,246)
Net interest income		$60,652			$57,172			$47,161
Interest rate spread (taxable equivalent basis)			3.55%			3.54%			3.37%
Net interest margin (taxable equivalent basis)			3.72			3.67			3.55
Average interest-earning assets to average interest-bearing liabilities			126.40			125.92			123.65

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

	(As Restated)
	Year Ended September 30, 2022			Year Ended September 30, 2021
	Compared to			Compared to
	Year Ended September 30, 2021			Year Ended September 30, 2020
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$(53)	$141	$88	$5	$(349)	$(344)
Loans excluding PPP	6,673	1,991	8,664	7,009	(3,056)	3,953
PPP loans	(5,730)	1,095	(4,635)	2,169	1,823	3,992
Investment securities - taxable	1,068	(505)	563	(145)	(159)	(304)
Investment securities - nontaxable	1,603	(157)	1,446	229	145	374
FRB and FHLB stock	9	138	147	111	(146)	(35)
Total interest-earning assets	3,570	2,703	6,273	9,378	(1,742)	7,636

Interest expense:
Deposits	616	1,091	1,707	507	(2,971)	(2,464)
Federal funds purchased	—	—	—	(2)	(1)	(3)
Borrowings from FHLB	123	12	135	264	(411)	(147)
Federal Reserve PPPLF	(400)	—	(400)	180	—	180
Other borrowings	1,210	(197)	1,013	5	(22)	(17)
Total interest-bearing liabilities	1,549	906	2,455	954	(3,405)	(2,451)
Net increase (decrease) in net interest income (taxable equivalent basis)	$2,021	$1,797	$3,818	$8,424	$1,663	$10,087

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

Noninterest Expense. Noninterest expenses decreased $46.7 million, or 33.5%, from $139.4 million for the year ended September 30, 2021 to $92.7 million for the year ended September 30, 2022.  The decrease was due primarily to decreases in compensation and benefits and advertising expense of $41.7 million and $3.4 million, respectively.  The decrease in compensation and benefits expense was due primarily to a reduction in staff and incentive compensation for the Company’s mortgage banking segment as a result of decreased mortgage banking income.  The decrease in advertising expense was related to the reduced loan origination volume of the mortgage banking segment.  In 2021, noninterest expenses increased $13.6 million, or 10.8%, from $125.8 million for the year ended September 30, 2020 to $139.4 million for the year ended September 30, 2021.  The increase was due primarily to increases in compensation and benefits, and professional fees of $10.0 million and $2.0 million, respectively.  The increase in compensation and benefits expense is attributable to the addition of new employees primarily to support the growth of the Company’s mortgage banking, core banking and SBA lending activities, and normal salary and benefits adjustments.

Income Tax Expense. The Company recognized income tax expense of $1.9 million for the year ended September 30, 2022, compared to $10.0 million for the year ended September 30, 2021 and $12.7 million for the year ended September 30, 2020.  The effective tax rate was 11.1%, 25.0% and 27.1%, for the years ended September 30, 2022, 2021 and 2020, respectively.  The lower effective tax rate for 2022 compared to 2021, and for 2021 compared to 2020, was primarily due to lower taxable income and lower nondeductible executive compensation expense.

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

	At September 30,
(Dollars in thousands)	2022	2021	2020	2019	2018
	(As Restated)
Nonaccrual loans	$10,856	$15,000	$13,615	$5,168	$4,182
Accruing loans past due 90 days or more	—	472	—	12	91
Total nonperforming loans	10,856	15,472	13,615	5,180	4,273
Performing TDRs	2,714	1,743	3,069	7,265	9,145
Foreclosed real estate	—	—	—	—	103
Total nonperforming assets	$13,570	$17,215	$16,684	$12,445	$13,521

Nonaccrual loans to total loans	0.73%	1.38%	1.23%	0.63%	0.59%
Total nonperforming loans to total loans	0.73	1.42	1.23	0.63	0.60
Total nonperforming loans to total assets	0.52	0.90	0.77	0.42	0.41
Total nonperforming assets to total assets	0.65	1.00	0.95	1.02	1.31

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2022 (As Restated)			2021
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Residential real estate	$2,716	17.68%	24.73%	$1,438	10.06%	22.15%
Commercial real estate	1,590	10.35	11.41	2,806	19.62	13.73
Single tenant net lease	3,838	24.99	45.31	2,422	16.94	37.04
SBA commercial real estate	2,578	16.78	3.99	3,475	24.30	5.76
Multi-family	251	1.63	2.18	518	3.62	3.70
Residential construction	305	1.99	1.23	191	1.34	0.76
Commercial construction	107	0.70	0.40	63	0.44	0.25
Land and land development	212	1.38	0.80	235	1.64	0.94
Commercial business	1,193	7.77	6.05	1,284	8.98	5.49
SBA commercial business	2,122	13.82	1.36	1,346	9.41	7.38
Consumer	448	2.91	2.56	523	3.65	2.80
Total allowance for loan losses	$15,360	100.00%	100.00%	$14,301	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2022	2021	2020
	(As Restated)
Allowance for loan losses at beginning of period	$14,301	$17,026	$10,040
Provision (credit) for loan losses	1,908	(1,767)	7,962
Charge offs:
Residential real estate	23	11	36
Commercial real estate	—	—	102
Single tenant net lease	—	—	—
SBA commercial real estate	110	936	360
Multi-family	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	91	—	38
SBA commercial business	698	21	396
Consumer	175	156	238
Total charge-offs	1,097	1,124	1,170

Recoveries:
Residential real estate	14	24	29
Commercial real estate	—	—	6
Single tenant net lease	—	—	—
SBA commercial real estate	15	23	46
Multi-family	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	6
Commercial business	119	5	31
SBA commercial business	61	39	76
Consumer	39	75	—
Total recoveries	248	166	194
Net charge-offs	849	958	976

Allowance for loan losses at end of period	$15,360	$14,301	$17,026

Allowance for loan losses to nonaccrual loans	141.49%	95.34%	125.05%
Allowance for loan losses to nonperforming loans	141.49%	92.43%	125.05%
Allowance for loan losses to total loans outstanding at the end of the period	1.03	1.31	1.54
Allowance for loan losses to total loans, excluding PPP loans at the end of the period	1.03	1.38	1.84
Net charge-offs during the period to average loans outstanding during the period	0.06	0.07	0.09

The following table sets forth the ratio of net charge offs to average loans outstanding for the periods indicated.

	For the Year Ended September 30,
Loan category	2022	2021	2020
Residential real estate	(0.00)%	(0.01)%	0.00%
Commercial real estate	0.00	0.00	0.06
Single tenant net lease	0.00	0.00	0.00
SBA commercial real estate	0.15	1.52	0.58
Multi-family	0.00	0.00	0.00
Residential construction	0.00	0.00	0.00
Commercial construction	0.00	0.00	0.00
Land and land development	0.00	0.00	(0.06)
Commercial business	(0.04)	(0.01)	0.01
SBA commercial business	1.38	(0.01)	0.34
Consumer	0.41	0.18	0.47
Total loans	0.06%	0.09%	0.09%

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

	At September 30, 2022 (As Restated)
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$183,110	$(126,111)	(40.78)%	10.71%	(520)	bp
200bp	227,342	(81,879)	(26.48)	12.76	(315)	bp
100bp	274,568	(34,653)	(11.21)	14.77	(114)	bp
Static	309,221	—	—	15.91	—	bp
(100)bp	343,450	34,229	11.07	16.89	98	bp
(200)bp	378,990	69,769	22.56	17.78	187	bp

	At September 30, 2021
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$306,486	$1,449	0.48%	19.18%	183	bp
200bp	313,652	8,615	2.82	18.96	161	bp
100bp	315,840	10,803	3.54	18.46	111	bp
Static	305,037	—	—	17.35	—	bp
(100)bp	283,983	(21,054)	(6.90)	15.74	(161)	bp

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer have concluded that, due to the identification of material weaknesses in internal control over financial reporting, as further described below, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2022, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). At the time that the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 was originally filed on December 14, 2022, management concluded that, as of September 30, 2022, the Company’s system of internal control over financial reporting was effective and met the criteria of the “Internal Control Integrated Framework”.  However, due to the material weaknesses in internal control over financial reporting subsequently identified and described below, management has reevaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 and has concluded that the Company’s internal control over financial reporting was not effective as of that date because of the material weaknesses.

As part of the transition of independent registered public accounting firms, management identified material weaknesses in internal control over financial reporting related to the following:

●	Ineffective design and operation of controls over other assets and liabilities. This material weakness occurred due to a failure to design appropriate controls for the evaluation of capitalized professional fees related to the negotiation of a new core processing contract and the accrual of liabilities related to deferred compensation and litigation expenses.
●	Ineffective design and operation of controls over participation loan sales. This material weakness occurred due to a failure to design appropriate controls for the review of participation loan sales contracts, and changes to the provisions therein, to ensure the transfers qualify for sales treatment under U.S. GAAP.

Management is taking steps to remediate the material weaknesses by evaluating the Company's policies and practices for and resources allocated to the controls over other assets and liabilities, and the review of all changes made to participation loan sales contracts. Management also intends to provide additional training and management oversight related to these areas.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: February 6, 2023	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer and Director

FIRST SAVINGS FINANCIAL GROUP, INC.

JEFFERSONVILLE, INDIANA

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED

SEPTEMBER 30, 2022, 2021 AND 2020

FIRST SAVINGS FINANCIAL GROUP, INC.

Management’s Report on Internal Control over Financial Reporting (As Restated)

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

Management assessed First Savings Financial Group, Inc.’s system of internal control over financial reporting as of September 30, 2022, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  At the time that the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 was originally filed on December 14, 2022, based on this assessment management concluded that, as of September 30, 2022, the Company’s system of internal control over financial reporting was effective and met the criteria of the “Internal Control Integrated Framework.”  Subsequent to that assessment, management identified material weaknesses in internal control over financial reporting as of September 30, 2022 as further described below.  Consequently, management has reassessed the effectiveness of the Company’s internal control over financial reporting and has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2022 due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As part of the transition of independent registered public accounting firms, management identified material weaknesses in internal control over financial reporting related to the following:

•

Ineffective design and operation of controls over other assets and liabilities.  This material weakness occurred due to a failure to design appropriate controls for the evaluation of capitalized professional fees related to the negotiation of a new core processing contract and the accrual of liabilities related to deferred compensation and litigation expenses.

•

Ineffective design and operation of controls over participation loan sales.  This material weakness occurred due to a failure to design appropriate controls for the review of participation loan sales contracts, and changes to the provisions therein, to ensure the transfers qualify for sales treatment under U.S. GAAP.

When the material weaknesses were identified, management corrected the accounting for these items resulting in a restatement of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

As of September 30, 2022, based on management's updated assessment, the Company's internal control over financial reporting was not effective due to these matters.  Management is taking steps to remediate the material weaknesses by evaluating the Company's policies and practices for and resources allocated to the controls over other assets and liabilities, and the review of all changes made to participation loan sales contracts.  Management also intends to provide additional training and management oversight related to these areas.

The effectiveness of our internal control over financial reporting as of September 30, 2022, has been audited by Monroe Shine & Co., Inc., independent registered public accounting firm, as stated in their report which is included herein.

/s/ Larry W. Myers	/s/ Anthony A. Schoen
Larry W. Myers	Anthony A. Schoen
President and Chief Executive Officer	Chief Financial Officer

February 6, 2023

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO because material weaknesses in internal control over financial reporting existed as of that date related to the following:

•

The ineffective design and operation of controls over other assets and liabilities, specifically related to the evaluation of capitalized professional fees and the accrual of liabilities related to deferred compensation and litigation expenses.

•

The ineffective design and operation of controls over participation loan sales and the review of participation loan sales contracts, and changes to the provisions therein, to ensure the transfers qualify for sales treatment under accounting principles generally accepted in the United States of America.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses referred to above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those financial statements.

Restatement of Previously Issued Financial Statements

As discussed in Note 1 to the financial statements, the accompanying financial statements as of and for the year ended September 30, 2022 have been restated.

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

Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of September 30, 2022.  However, management has subsequently determined that material weaknesses in internal control over financial reporting, as described above, existed as of that date.  Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report dated December 14, 2022.

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

Allowance for Loan Losses – Qualitative Factors

As described in Note 2 and Note 5 to the financial statements, the Company’s allowance for loan losses is an estimate of probable credit losses inherent in the loan portfolio incurred as of the balance sheet date.  The allowance for loan losses was $15.4 million at September 30, 2022, consisting principally of amounts related to loans collectively evaluated for impairment (the “general component”).  The general component of the allowance for loan losses is determined based on the Company’s annualized historical loss experience by loan type, adjusted for qualitative factors.  Management considers changes and trends in the following qualitative loss factors:  past due loan trends; the nature and volume of the portfolio; national, regional and local economic conditions; underwriting standards and changes in lending policies and procedures; lending staff and management; the loan review system; collateral valuations; concentrations of credit; and other internal and external factors as determined by management, including peer data and the economic uncertainties related to the COVID-19 pandemic.  The determination of the effect of the qualitative factors on the allowance for loan losses involves significant judgment by management.  We identified the effect of the qualitative factors on the allowance for loan losses as a critical audit matter as it involved especially subjective auditor judgment to audit management’s determination of the qualitative factors.

The primary procedures we performed to address this critical audit matter included:

•	We obtained an understanding of the Company’s process for establishing the allowance for loan losses, including the implementation of models and the basis for the qualitative factor adjustments.
•

Testing the design and operating effectiveness of internal controls over the allowance for loan losses, including those related to data completeness and accuracy, the establishment of qualitative factor adjustments, and management’s review of the reasonableness of the judgments and assumptions used to develop the qualitative factors.

•	Testing the completeness and accuracy of data used as a basis for the qualitative factors.
•

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

●	Comparing the qualitative factors for the current and prior periods for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.
•	Testing the mathematical accuracy of the allowance for loan losses calculation, including the application of the qualitative factors.

We served as the Company’s, or its predecessors’, auditor consecutively since at least 1968 until our dismissal effective December 5, 2022.

New Albany, Indiana

December 14, 2022, except with respect to the restatement described in Note 1 and our opinion on internal control over financial reporting, as to which the date is February 6, 2023

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 AND 2021

(In thousands, except share and per share data)	2022	2021
	(As Restated)

ASSETS
Cash and due from banks	$18,312	$14,191
Interest-bearing deposits with banks	23,353	19,237
Total cash and cash equivalents	41,665	33,428

Interest-bearing time deposits	1,613	2,222
Securities available for sale, at fair value	316,517	206,681
Securities held to maturity	1,558	1,837

Loans held for sale, residential mortgage at fair value	38,579	167,813
Loans held for sale, single tenant net lease	—	23,020
Loans held for sale, Small Business Administration	21,883	24,107
Loans, net of allowance for loan losses of $15,360 at September 30, 2022 and $14,301 at September 30, 2021	1,474,544	1,075,936
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	20,004	19,258
Premises and equipment	27,100	27,669
Other real estate owned, held for sale	203	1,728
Accrued interest receivable:
Loans	5,379	4,398
Securities	2,953	1,845
Cash surrender value of life insurance	45,145	44,152
Goodwill	9,848	9,848
Core deposit intangibles	775	988
Residential mortgage loan servicing rights, at fair value	63,263	49,579
Nonresidential mortgage loan servicing rights	141	—
SBA loan servicing rights	3,790	4,447
Other assets	18,765	22,438

Total Assets	$2,093,725	$1,721,394

LIABILITIES
Deposits:
Noninterest-bearing	$340,172	$291,039
Interest-bearing	1,175,662	936,541
Total deposits	1,515,834	1,227,580

Federal Home Loan Bank borrowings	307,303	250,000
Other borrowings	88,206	19,865
Accrued interest payable	1,302	258
Advance payments by borrowers for taxes and insurance	1,207	2,076
Accrued expenses and other liabilities	28,308	41,238
Total Liabilities	1,942,160	1,541,017

EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 7,757,271 shares (7,708,566 at September 30, 2021); outstanding 6,970,631 shares (7,125,888 shares at September 30, 2021)	78	78
Additional paid-in capital	26,770	25,721
Retained earnings - substantially restricted	161,927	150,185
Accumulated other comprehensive income (loss)	(27,079)	8,900
Unearned stock compensation	(969)	(138)
Less treasury stock, at cost - 786,640 shares (582,678 shares at September 30, 2021)	(9,162)	(4,369)
Total Stockholders' Equity	151,565	180,377

Total Liabilities and Stockholders' Equity	$2,093,725	$1,721,394

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2022, 2021 AND 2020

(In thousands, except share and per share data)	2022	2021	2020
	(As Restated)

INTEREST INCOME
Loans, including fees	$62,109	$58,114	$50,167
Securities:
Taxable	2,334	1,771	2,075
Tax-exempt	5,861	4,719	4,423
Dividend income	729	582	617
Interest-bearing deposits with banks	161	73	417
Total interest income	71,194	65,259	57,699

INTEREST EXPENSE
Deposits	4,902	3,195	5,659
Federal funds purchased and repurchase agreements	—	—	3
Federal Home Loan Bank borrowings	3,333	3,199	3,345
Federal Reserve PPPLF borrowings	—	400	220
Other borrowings	2,307	1,293	1,311
Total interest expense	10,542	8,087	10,538

Net interest income	60,652	57,172	47,161
Provision (credit) for loan losses	1,908	(1,767)	7,962

Net interest income after provision (credit) for loan losses	58,744	58,939	39,199

NONINTEREST INCOME
Service charges on deposit accounts	1,864	1,468	1,581
ATM and interchange fees	2,753	2,399	2,116
Net gain on sales of available for sale securities and time deposits	476	—	7
Net unrealized gain (loss) on equity securities	(10)	46	(19)
Net gain on sales of loans, Small Business Administration	3,698	8,740	5,673
Net gain on sales of loans, single tenant net lease	719	—	—
Mortgage banking income	38,337	104,504	120,733
Increase in cash surrender value of life insurance	993	785	732
Gain on life insurance	—	140	—
Commission income	717	589	288
Real estate lease income	571	592	589
Net gain (loss) on premises and equipment	—	78	(8)
Income from on tax credit investment	12	32	426
Other income	1,097	1,063	1,233
Total noninterest income	51,227	120,436	133,351

NONINTEREST EXPENSE
Compensation and benefits	61,207	102,951	92,904
Occupancy and equipment	8,167	9,906	8,958
Data processing	2,623	2,546	2,153
Advertising	3,199	6,574	7,346
Professional fees	6,656	5,583	3,606
FDIC insurance premiums	527	446	405
Net (gain) loss on other real estate owned	115	(64)	(1)
Other operating expenses	10,168	11,467	10,437
Total noninterest expense	92,662	139,409	125,808
Income before income taxes	17,309	39,966	46,742
Income tax expense	1,923	9,997	12,661
Net Income	15,386	29,969	34,081
Less: net income attributable to noncontrolling interests	—	402	727
Net Income Attributable to First Savings Financial Group, Inc.	$15,386	$29,567	$33,354

Net income per share:
Basic	$2.18	$4.16	$4.72
Diluted	$2.15	$4.12	$4.68

Weighted average shares outstanding:
Basic	7,058,550	7,107,786	7,070,040
Diluted	7,141,846	7,173,733	7,127,862

Dividends per share	$0.51	$0.36	$0.22

* All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED SEPTEMBER 30, 2022, 2021 AND 2020

(In thousands)	2022	2021	2020
	(As Restated)

Net Income	$15,386	$29,969	$34,081

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(45,068)	(2,923)	4,886
Income tax (expense) benefit	9,464	614	(968)
Net of tax amount	(35,604)	(2,309)	3,918

Less: reclassification adjustment for realized gains included in net income	(476)	—	(7)
Income tax expense	101	—	2
Net of tax amount	(375)	—	(5)

Other Comprehensive Income (Loss)	(35,979)	(2,309)	3,913

Comprehensive Income (Loss)	(20,593)	27,660	37,994
Less: comprehensive income attributable to noncontrolling interests	—	402	727

Comprehensive Income (Loss) Attributable to First Savings Financial Group, Inc.	$(20,593)	$27,258	$37,267

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2022, 2021 AND 2020

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income (Loss)	Compensation	Stock	Subsidiary	Total

Balances at October 1, 2019	$26	$27,494	$91,228	$7,296	$(446)	$(4,545)	$204	$121,257

Cumulative effect adjustment, adoption of ASU 2016-02	—	—	166	—	—	—	—	166

Net income	—	—	33,354	—	—	—	727	34,081

Other comprehensive income	—	—	—	3,913	—	—	—	3,913

Common stock dividends - $0.22 per share	—	—	(1,590)	—	—	—	—	(1,590)

Distributions to noncontrolling interests	—	—	—	—	—	—	(638)	(638)

Restricted stock grants - 4,308 shares	—	95	—	—	(95)	—	—	—

Stock compensation expense	—	86	—	—	193	—	—	279

Stock option exercises - 85,083 shares	—	(195)	—	—	—	594	—	399

Purchase 14,106 treasury shares	—	—	—	—	—	(302)	—	(302)

Balances at September 30, 2020	26	27,480	123,158	11,209	(348)	(4,253)	293	157,565

Net income	—	—	29,567	—	—	—	402	29,969

Acquisition of minority interests in Q2	—	(1,874)	—	—	—	—	(695)	(2,569)

Other comprehensive loss	—	—	—	(2,309)	—	—	—	(2,309)

Common stock dividends - $0.36 per share	—	—	(2,540)	—	—	—	—	(2,540)

Restricted stock forfeitures - 1,500 shares	—	(25)	—	—	25	—	—	—

Stock compensation expense	—	92	—	—	185	—	—	277

Stock option exercises - 6,840 shares	—	100	—	—	—	2	—	102

Purchase of 5,424 treasury shares	—	—	—	—	—	(118)	—	(118)

Three-for-one stock split in the form of a stock dividend	52	(52)	—	—	—	—	—	—

Balances at September 30, 2021	78	25,721	150,185	8,900	(138)	(4,369)	—	180,377

Net income (As Restated)	—	—	15,386	—	—	—	—	15,386

Acquisition of minority interests in Q2	—	(509)	—	—	—	—	—	(509)

Other comprehensive loss	—	—	—	(35,979)	—	—	—	(35,979)

Common stock dividends - $0.51 per share	—	—	(3,644)	—	—	—	—	(3,644)

Restricted stock grants - 45,750 shares	—	1,222	—	—	(1,222)	—	—	—

Stock compensation expense	—	296	—	—	391	—	—	687

Stock option exercises - 2,955 shares	—	40	—	—	—	—	—	40

Purchase of 203,962 treasury shares	—	—	—	—	—	(4,793)	—	(4,793)

Balances at September 30, 2022 (As Restated)	$78	$26,770	$161,927	$(27,079)	$(969)	$(9,162)	$—	$151,565

*	All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2022, 2021 AND 2020

(In thousands)	2022	2021	2020
	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,386	$29,969	$34,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	1,908	(1,767)	7,962
Depreciation and amortization	2,448	2,300	1,858
Amortization of premiums and accretion of discounts on securities, net	903	799	596
Amortization and accretion of fair value adjustments on loans, net	(1,529)	(1,490)	(935)
Loans originated for sale	(1,677,276)	(4,177,003)	(3,679,783)
Proceeds on sales of loans	1,806,926	4,347,642	3,597,497
Net realized and unrealized (gain) loss on loans held for sale	12,376	(56,677)	(88,738)
Capitalization of loan servicing rights	(12,167)	(38,659)	(25,508)
Net change in value of loan servicing rights	(1,001)	10,084	4,021
Net realized and unrealized (gain) loss on other real estate owned	115	(74)	(16)
Net gain on sales of available for sale securities and time deposits	(476)	—	(7)
Increase in cash surrender value of life insurance	(993)	(785)	(732)
Gain on life insurance	—	(140)	—
Net (gain) loss on equity securities	10	(46)	19
Net (gain) loss on sale of premises and equipment	—	(78)	8
Income from tax credit investments	(12)	(32)	(426)
Deferred income taxes	1,668	7,856	4,494
Stock compensation expense	688	277	279
(Increase) decrease in accrued interest receivable	(2,089)	219	(1,421)
Increase (decrease) in accrued interest payable	1,044	(425)	(252)
Change in other assets and liabilities, net	883	(7,077)	7,314
Net Cash Provided By (Used In) Operating Activities	148,812	114,893	(139,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(245)	(497)	(1,145)
Proceeds from sales and maturities of interest-bearing time deposits	840	1,225	445
Purchase of securities available for sale	(211,141)	(29,517)	(37,809)
Proceeds from sales of securities available for sale	33,494	—	3,180
Proceeds from maturities of securities available for sale	13,598	16,737	8,235
Proceeds from maturities of securities held to maturity	260	247	248
Principal collected on securities	8,262	4,375	6,005
Net increase in loans	(386,727)	(26,566)	(304,202)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	592	53	—
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(1,338)	(2,018)	(4,253)
Investment in cash surrender value of life insurance	—	(12,042)	(4,481)
Proceeds from life insurance	575	—	—
Proceeds from sale of other real estate owned	689	500	182
Purchase of premises and equipment	(835)	(5,640)	(7,308)
Proceeds from sales of premises and equipment	—	438	550
Distributions received from tax credit investments	—	—	920
Investment in partnership interests	(2,242)	—	—
Acquisition of minority interests in Q2	—	(3,172)	—
Net Cash Used In Investing Activities	(544,218)	(55,877)	(339,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	288,254	179,504	213,692
Net decrease in federal funds purchased	—	—	(4,000)
Increase (decrease) in Federal Home Loan Bank line of credit	12,303	(20,858)	8,314
Proceeds from Federal Home Loan Bank advances	1,130,000	455,000	350,000
Repayment of Federal Home Loan Bank advances	(1,085,000)	(495,000)	(270,000)
Net increase (decrease) in Federal Reserve PPPLF borrowings	—	(174,834)	174,834
Net proceeds from subordinated notes	30,258	—	—
Net increase in other borrowings	37,989	—	—
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(869)	(1,427)	709
Proceeds from exercise of stock options	—	27	148
Taxes paid on stock award shares for employees	(48)	(41)	(53)
Purchase of treasury shares	(4,745)	—	—
Dividends paid on common stock	(4,499)	(1,685)	(1,590)
Distributions to noncontrolling interests	—	—	(638)
Net Cash Provided By (Used In) Financing Activities	403,643	(59,314)	471,416

Net Increase (Decrease) in Cash and Cash Equivalents	8,237	(298)	(7,706)

Cash and cash equivalents at beginning of year	33,428	33,726	41,432

Cash and Cash Equivalents at End of Year	$41,665	$33,428	$33,726

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(1)         RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements for the year ended September 30, 2022 have been restated to reflect corrections of misstatements.  In addition to the changes listed below, various footnotes reflect the effects of this restatement, including but not limited to, Note 5, Loans and Allowance for Loan Losses, Note 12, Other Borrowings, Note 13, Deferred Compensation Plans, Note 16, Income Taxes, Note 20, Fair Value Measurements, Note 21, Capital Requirements and Restriction on Dividends, Note 22, Supplemental Disclosure for Earnings Per Share, Note 23, Parent Company Condensed Financial Information, Note 26, Selected Quarterly Financial Information (Unaudited), and Note 27, Segment Reporting.

On January 27, 2023, the Audit Committee of the Board of Directors of First Savings Financial Group, Inc. (the “Company”) concluded that the Company’s audited consolidated financial statements, and related notes, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, should no longer be relied upon.  The accounting matters underlying the Audit Committee’s conclusion primarily relate to the following:

a.

An overstatement of other assets due to a capitalized consulting fee paid during fiscal 2022 for the evaluation of core operating systems and negotiation of the contract for such.  The fee amount earned by the consultant was based on a percentage of savings that the Company is expected to recognize over the life of the newly negotiated core contract in comparison to the cost of its existing core contract over the same period.  The Company recorded the amount as a prepaid consulting fee to be amortized over the life of the new core contract beginning in late fiscal 2023.  However, under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the amount is required to be expensed in the period incurred since no future services of the consultant are required under the agreement between the Company and consultant subsequent to the execution of the new core contract.

b.

An understatement of gross loans related to approximately $38.0 million in sold commercial loan participation interests which did not qualify for sales treatment under U.S. GAAP as of September 30, 2022 due to repurchase provisions included in certain participation agreements.  As a result, the transfers should have been accounted for as secured borrowings.

c.

The consolidated financial statements are also being restated to correct smaller differences primarily related to deferred compensation and accrued litigation expenses, as well as the income tax impact of the adjustments.

The effects of the Restatement on the consolidated balance sheet as of September 30, 2022 are as follows:

	September 30, 2022
	As Previously
	Reported on
	Original 10-K	Adjustments	As Restated

Consolidated Statement of Condition:	(Dollars in thousands)
Loans receivable, net of allowance for loan losses	$1,436,555	$37,989	$1,474,544
Other assets	20,691	(1,926)	18,765
Total assets	2,057,662	36,063	2,093,725
Other borrowings	50,217	37,989	88,206
Accrued expenses and other liabilities	29,176	(868)	28,308
Total liabilities	1,905,039	37,121	1,942,160
Retained earnings - substantially restricted	162,985	(1,058)	161,927
Total stockholders' equity	152,623	(1,058)	151,565
Total liabilities and stockholders' equity	2,057,662	36,063	2,093,725

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(1 - continued)

The effects of the Restatement on the consolidated statement of income and the consolidated statement of cash flows for the year ended September 30, 2022 are as follows:

	Year Ended September 30, 2022
	As Previously
	Reported on
	Original 10-K	Adjustments	As Restated

Consolidated Statement of Income:	(Dollars in thousands, except per share data)
Interest income on loans, including fees	$61,913	$196	$62,109
Total interest income	70,998	196	71,194
Interest expense on other borrowings	2,111	196	2,307
Total interest expense	10,346	196	10,542
Compensation and benefits	61,530	(323)	61,207
Professional fees	4,639	2,017	6,656
Other operating expenses	10,349	(181)	10,168
Total noninterest expense	91,149	1,513	92,662
Income before income taxes	18,822	(1,513)	17,309
Income tax expense	2,378	(455)	1,923
Net income	16,444	(1,058)	15,386
Net income per share:
Basic	2.33	(0.15)	2.18
Diluted	2.30	(0.15)	2.15

Consolidated Statement of Cash Flows:
Net income	$16,444	$(1,058)	$15,386
Deferred income taxes	2,095	(427)	1,668
Change in other assets and liabilities, net	(602)	1,485	883
Net increase in loans	(348,738)	(37,989)	(386,727)
Net cash used in investing activities	(506,229)	(37,989)	(544,218)
Net increase in other borrowings	—	37,989	37,989
Net cash provided by (used in) financing activities	365,654	37,989	403,643

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(1 - continued)

The effects of the Restatement on the consolidated statement of income (unaudited) for the three-month period ended September 30, 2022 are as follows:

	Three Months Ended September 30, 2022 (Unaudited)
	As Previously
	Reported on
	Original 10-K	Adjustments	As Restated

Consolidated Statements of Income:	(Dollars in thousands, except per share data)
Interest income on loans, including fees	$17,996	$196	$18,192
Total interest income	20,956	196	21,152
Interest expense on other borrowings	714	196	910
Total interest expense	4,131	196	4,327
Compensation and benefits	11,548	(323)	11,225
Professional fees	666	2,017	2,683
Other operating expenses	2,320	(181)	2,139
Total noninterest expense	18,001	1,513	19,514
Income before income taxes	2,475	(1,513)	962
Income tax expense (benefit)	9	(455)	(446)
Net income	2,466	(1,058)	1,408
Earnings Per Common Share:
Basic	0.35	(0.15)	0.20
Diluted	0.35	(0.15)	0.20

The restatement related to other assets resulted in a decrease to other assets and a corresponding increase to professional fees in the amount of $2.0 million as of and for the year ended September 30, 2022. Adjustments related to deferred compensation, accrued litigation and other liabilities resulted in a decrease in other liabilities of $441,000 and an increase in other assets of $63,000, and corresponding decreases in compensation and benefits expense of $323,000 and other operating expenses of $181,000.  The remaining adjustments to other assets and other liabilities above relate to the income tax impact of the adjustments.

The restatement related to gross loans resulted in an increase to gross loans and a corresponding increase in other borrowings in the amount of $38.0 million.  The related income statement adjustment for treating such participation interests as secured borrowing arrangements for the year ended September 30, 2022 was to increase interest income on loans and interest expense on other borrowings, each by $196,000.

(2)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(2 - continued)

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

(2 - continued)

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

(2 - continued)

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

(2 - continued)

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

The Company sells financial assets in the normal course of business, the majority of which are related to the SBA-guaranteed portion of loans, residential mortgage loan sales through established programs, and commercial loan sales through participation agreements. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses. If the transfer of loans subject to loan participation does not meet the sale criteria or participation interest criteria under FASB ASC 860, the transfer is accounted for as a secured borrowing and the loan is not de-recognized and a participating liability is recorded in the consolidated balance sheets.

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

(2 - continued)

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

(2 - continued)

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

(2 - continued)

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

(2 - continued)

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

(2 - continued)

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

(2 - continued)

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

(2 - continued)

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

(2 - continued)

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

(2 - continued)

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

(4)         INVESTMENT SECURITIES

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

(4 - continued)

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

(4 - continued)

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

(4 - continued)

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

(4 - continued)

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

(5)         LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2022 and 2021 consisted of the following:

(In thousands)	2022	2021
	(As Restated)
Real estate mortgage:
1-4 family residential	$368,211	$241,425
Commercial	169,861	149,600
Single tenant net lease	674,567	403,692
SBA	59,379	62,805
Multifamily residential	32,411	40,324
Residential construction	18,261	8,330
Commercial construction	5,938	2,717
Land and land development	11,880	10,217
Commercial business	90,010	59,883
SBA commercial business (1)	20,282	80,400
Consumer	38,052	30,563
Total loans	1,488,852	1,089,956

Deferred loan origination fees and costs, net (2)	1,052	281
Allowance for loan losses	(15,360)	(14,301)

Loans, net	$1,474,544	$1,075,936

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

(5 – continued)

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

The following tables provide the components of the recorded investment in loans as of September 30, 2022 (As Restated):

	Principal	Accrued	Net Deferred	Recorded
	Loan	Interest	Loan Origination	Investment
Recorded Investment in Loans:	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)
Residential real estate	$368,211	$1,701	$136	$370,048
Commercial real estate	169,861	533	(304)	170,090
Single tenant net lease	674,567	1,979	47	676,593
SBA commercial real estate	59,379	486	1,108	60,973
Multifamily	32,411	62	(40)	32,433
Residential construction	18,261	27	(89)	18,199
Commercial construction	5,938	11	(25)	5,924
Land and land development	11,880	18	26	11,872
Commercial business	90,010	278	48	90,336
SBA commercial business	20,282	163	218	20,663
Consumer	38,052	121	21	38,152
	$1,488,852	$5,379	$1,052	$1,495,283

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
Recorded Investment in Loans as Evaluated for Impairment:	Impairment	Impairment	Loans

	(In thousands)

Residential real estate	$2,248	$367,800	$370,048
Commercial real estate	907	169,183	170,090
Single tenant net lease	—	676,593	676,593
SBA commercial real estate	7,725	53,248	60,973
Multifamily	354	32,079	32,433
Residential construction	—	18,199	18,199
Commercial construction	—	5,924	5,924
Land and land development	—	11,872	11,872
Commercial business	1,007	89,329	90,336
SBA commercial business	1,091	16,572	20,663
Consumer	238	37,914	38,152
	$13,570	$1,481,713	$1,495,283

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(5 – continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(5 – continued)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2022 and 2021:

	At September 30, 2022			At September 30, 2021
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)
Residential real estate	$1,213	$—	$1,213	$1,894	$—	$1,894
Commercial real estate	516	—	516	599	—	599
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	7,725	—	7,725	9,153	472	9,625
Multifamily	—	—	—	482	—	482
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—
Commercial business	73	—	73	1,370	—	1,370
SBA commercial business	1,091	—	1,091	1,296	—	1,296
Consumer	238	—	238	206	—	206

Total	$10,856	$—	$10,856	$15,000	$472	$15,472

The following table presents the aging of the recorded investment in past due loans at September 30, 2022 (As Restated):

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$1,169	$53	$204	$1,426	$368,622	$370,048
Commercial real estate	—	—	516	516	169,574	170,090
Single tenant net lease	—	—	—	—	676,593	676,593
SBA commercial real estate	—	—	3,370	3,370	57,603	60,973
Multifamily	—	—	—	—	32,433	32,433
Residential construction	—	—	—	—	18,199	18,199
Commercial construction	—	—	—	—	5,924	5,924
Land and land development	—	—	—	—	11,872	11,872
Commercial business	—	—	73	73	90,263	90,336
SBA commercial business	231	—	237	468	20,195	20,663
Consumer	95	—	58	153	37,999	38,152

Total	$1,495	$53	$4,458	$6,006	$1,489,277	$1,495,283

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(5 – continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of September 30, 2022 (As Restated):

		Special
September 30, 2022:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$368,377	$—	$1,501	$170	$—	$370,048
Commercial real estate	169,363	—	727	—	—	170,090
Single tenant net lease	676,593	—	—	—	—	676,593
SBA commercial real estate	51,053	1,143	7,112	1,665	—	60,973
Multifamily	32,433	—	—	—	—	32,433
Residential construction	18,199	—	—	—	—	18,199
Commercial construction	5,924	—	—	—	—	5,924
Land and land development	11,872	—	—	—	—	11,872
Commercial business	90,001	250	85	—	—	90,336
SBA commercial business	17,583	284	2,755	41	—	20,663
Consumer	38,059	—	93	—	—	38,152

Total	$1,479,457	$1,677	$12,273	$1,876	$—	$1,495,283

The following table presents the recorded investment in loans by risk category as of September 30, 2021:

		Special
September 30, 2021:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$240,078	$—	$2,018	$174	$—	$242,270
Commercial real estate	143,031	4,059	2,865	—	—	149,955
Single tenant net lease	404,938	—	—	—	—	404,938
SBA commercial real estate	45,465	5,343	10,339	3,239	—	64,386
Multifamily	39,871	—	482	—	—	40,353
Residential construction	8,295	—	—	—	—	8,295
Commercial construction	2,695	—	—	—	—	2,695
Land and land development	10,229	—	—	—	—	10,229
Commercial business	58,583	—	1,520	—	—	60,103
SBA commercial business	70,019	6,914	3,808	30	—	80,771
Consumer	30,570	—	70	—	—	30,640

Total	$1,053,774	$16,316	$21,102	$3,443	$—	$1,094,635

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

(5 – continued)

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

(5 – continued)

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

In September 2016, the Bank sold property in conjunction with the sale of a real estate development. The Bank’s property sold in the transaction consisted of a retail branch operated by the Bank and other retail space leased to a third-party tenant. In accordance with the purchase and sale agreement, the Bank executed a lease agreement with the buyer to lease back the portion of the property consisting of the retail branch. The lease has an initial term of 10 years and may be extended for up to six consecutive five-year periods. The Bank is accounting for the leaseback as an operating lease. The total gain realized on the sale of the property was $471,000, with $307,000 attributable to the retail branch property operated by the Bank and $164,000 attributable to the other retail space. The gain on the other retail space was recognized in noninterest income in the consolidated statement of income in 2016. The gain attributable to the retail branch property was deferred and had a remaining balance of $218,000 at September 30, 2019. On October 1, 2019, the Company adopted FASB ASC 842 and all subsequent updates that modified FASB ASC 842, which resulted in the recognition of the remaining deferred gain through a cumulative-effect adjustment to retained earnings. See Note 17 for additional information regarding the Company’s leases.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(7)         OTHER REAL ESTATE OWNED

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

(8 – continued)

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

(9)       DEPOSITS

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

(11)       BORROWINGS FROM FEDERAL HOME LOAN BANK

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

(11 – continued)

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

(12)       OTHER BORROWINGS

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

As discussed in Note 1,  repurchase provisions contained in certain participation agreements require the Company to account for certain loan sales as secured borrowings.  As of September 30, 2022, the Company had a balance of $38.0 million in secured borrowings, which are included in other borrowings on the consolidated balance sheets. The secured borrowings had a weighted average interest rate of 4.02% at September 30, 2022 and are secured by the underlying participation interests. There were no such secured borrowings as of September 30, 2021.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(13)       DEFERRED COMPENSATION PLANS

The Company had accrued a deferred compensation liability of $336,000 at September 30, 2021 for current officers.  However, the deferred compensation arrangements had not been formalized as of September 30, 2022 and the liability was reversed as part of the restatement discussed in Note 1.

Deferred compensation expense for the years ended September 30, 2022, 2021 and 2020 is as follows:

(In thousands)	2022	2021	2020
	(As Restated)
Deferred compensation expense (income)	$(336)	$129	$(4)

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

(14)       BENEFIT PLANS

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

(14 - continued)

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

(15)       STOCK-BASED COMPENSATION PLANS

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

(16)       INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns. The components of consolidated income tax expense were as follows for the years ended September 30, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
	(As Restated)
Current	$256	$2,166	$8,295
Valuation allowance	(78)	(34)	193
Deferred	1,745	7,865	4,173
Income tax expense	$1,923	$9,997	$12,661

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended September 30, 2022, 2021 and 2020 follows:

(In thousands)	2022	2021	2020
	(As Restated)
Provision at federal statutory rate	$3,635	$8,308	$9,816
State income tax-net of federal tax benefit	160	901	1,815
Tax-exempt interest income	(1,314)	(1,045)	(962)
Bank owned life insurance	(209)	(194)	(154)
Captive insurance net premiums	(375)	(303)	(295)
Increase (decrease) in federal deferred tax valuation allowance	(78)	(20)	193
Nondeductible officer compensation	—	2,238	2,373
Other	104	112	(125)
Income tax expense	$1,923	$9,997	$12,661

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(16 – continued)

Significant components of deferred tax assets and liabilities at September 30, 2022 and 2021 are as follows:

(In thousands)	2022	2021
	(As Restated)
Deferred tax assets:
Allowance for loan losses	$3,719	$3,460
Operating lease liability	1,100	1,430
Deferred compensation plans	354	426
Equity incentive plans	117	45
Other-than-temporary impairment loss on available for sale securities	17	20
Interest on nonaccrual loans	165	236
Loss on tax credit investments	1,638	1,640
Unrealized loss on securities available for sale	7,198	—
Net operating loss carryforwards	1,072	—
Mark to market adjustments	514	817
Other	1,196	278
Gross deferred tax assets	17,090	8,352
Valuation allowance	(1,570)	(1,648)
Net deferred tax assets	15,520	6,704

Deferred tax liabilities:
Unrealized gain on securities available for sale	—	(2,366)
Accumulated depreciation	(2,099)	(2,014)
Operating lease right of use asset	(1,069)	(1,403)
Installment sale	(349)	(360)
Acquisition purchase accounting adjustments	(1,284)	(853)
Mortgage servicing rights	(15,498)	(12,336)
FHLB stock dividends	(71)	(85)
Prepaid expenses	(893)	(829)
Deferred loan fees and costs, net	(136)	(239)
Other	(101)	(96)
Deferred tax liabilities	(21,500)	(20,581)

Net deferred tax liability	$(5,980)	$(13,877)

Tax laws enacted in 2013 and 2014 decrease the Indiana financial institutions tax rate beginning in 2014 and ending in 2023. Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(16 – continued)

At September 30, 2022, the Company had a federal net operating loss carryforward of approximately $4.4 million that is not subject to expiration. The Company also has various apportioned state net operating loss carryforwards that may expire based on the relevant statutes for each state.

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

(17)       LEASES

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

(18)       COMMITMENTS AND CONTINGENCIES

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

(19)       DERIVATIVE FINANCIAL INSTRUMENTS

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

(20)       FAIR VALUE MEASUREMENTS

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

	Carrying	Fair Value Measurements Using:
(In thousands)	Amount	Level 1	Level 2	Level 3

		(As Restated)
September 30, 2022:
Financial assets:
Cash and due from banks	$18,312	$18,312	$—	$—
Interest-bearing deposits with banks	23,353	23,353	—	—
Interest-bearing time deposits	1,613	—	1,613	—
Securities available for sale	316,517	—	316,517	—
Securities held to maturity	1,558	—	1,593	—
Residential mortgage loans held for sale	38,579	—	38,579	—
SBA loans held for sale	21,883	—	24,010	—
Loans, net	1,474,544	—	—	1,402,222
FRB and FHLB stock	20,004	N/A	N/A	N/A
Accrued interest receivable	8,332	—	8,332	—
SBA loan servicing rights	3,790	—	—	3,790
Residential mortgage loan servicing rights	63,263	—	—	63,263
Nonresidential mortgage loan servicing rights	141	—	—	141
Derivative assets (included in other assets)	1,030	—	872	158
Equity securities (included in other assets)	103	103	—	—

Financial liabilities:
Deposits	1,515,834	—	—	1,510,792
Borrowings from FHLB	307,303	—	302,090	—
Subordinated notes	50,217	—	48,685	—
Other borrowings	37,989	—	—	37,989
Accrued interest payable	1,302	—	1,302	—
Advance payments by borrowers for taxes and insurance	1,207	—	1,207	—
Derivative liabilities (included in other liabilities)	427	—	31	396

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

The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. The contracted or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 18, and the fair value of these instruments is considered immaterial.

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits, accrued interest receivable and payable, advance payments by borrowers for taxes and insurance, demand deposits and other transaction accounts.  The fair value of loans (excluding loans held for sale), fixed-maturity certificates of deposit, and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument.  It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability.  The methods and assumptions used to estimate the fair value of investment securities, loans held for sale, loan servicing rights, and derivative assets and liabilities are discussed previously in Note 20.  The methods utilized to measure the fair value of financial instruments at September 30, 2022 and 2021 represent an approximation of exit price, but an actual exit price may differ.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(21)       CAPITAL REQUIREMENTS AND RESTRICTION ON DIVIDENDS

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

(21 – continued)

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

					Minimum To Be Well
			Minimum		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2022 (As Restated):

Total capital (to risk-weighted assets):
Consolidated	$224,895	12.33%	$145,973	8.00%	N/A	N/A
Bank	208,280	11.44%	145,713	8.00%	$182,141	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$159,318	8.73%	$109,480	6.00%	N/A	N/A
Bank	192,920	10.59%	109,285	6.00%	$145,713	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,318	8.73%	$82,110	4.50%	N/A	N/A
Bank	192,920	10.59%	81,963	4.50%	$118,392	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$159,318	7.96%	$80,031	4.00%	N/A	N/A
Bank	192,920	9.58%	80,555	4.00%	$100,693	5.00%

As of September 30, 2021:

Total capital (to risk-weighted assets):
Consolidated	$193,476	14.28%	$108,401	8.00%	N/A	N/A
Bank	183,885	13.60%	108,156	8.00%	$135,195	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$159,310	11.76%	$81,301	6.00%	N/A	N/A
Bank	169,584	12.54%	81,117	6.00%	$108,156	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,310	11.76%	$60,976	4.50%	N/A	N/A
Bank	169,584	12.54%	60,838	4.50%	$87,877	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$159,310	9.73%	$65,480	4.00%	N/A	N/A
Bank	169,584	10.07%	67,333	4.00%	$84,166	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(21 – continued)

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

SEPTEMBER 30, 2022, 2021 AND 2020

(22)       SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

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

	Years Ended September 30,
(In thousands, except share and per share data)	2022	2021	2020
	(As Restated)
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$15,386	$29,567	$33,354
Shares:
Weighted average common shares outstanding, basic	7,058,550	7,107,786	7,070,040

Net income per common share, basic	$2.18	$4.16	$4.72

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$15,386	$29,567	$33,354
Shares:
Weighted average common shares outstanding, basic	7,058,550	7,107,786	7,070,040
Add: Dilutive effect of outstanding options	71,240	56,176	48,540
Add: Dilutive effect of restricted stock	12,056	9,771	9,282
Weighted average common shares outstanding, as adjusted	7,141,846	7,173,733	7,127,862

Net income per common share, diluted	$2.15	$4.12	$4.68

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(23)       PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets

	As of September 30,
(In thousands)	2022	2021
	(As Restated)
Assets:
Cash and due from banks	$16,940	$6,870
Other assets	1,165	755
Investment in subsidiaries	184,315	193,926
	$202,420	$201,551

Liabilities and Equity:
Subordinated notes	$50,217	$19,865
Accrued expenses	638	1,309
Stockholders’ equity	151,565	180,377
	$202,420	$201,551

Statements of Income

	Years Ended September 30,
(In thousands)	2022	2021	2020
	(As Restated)
Dividend income from subsidiaries	$1,300	$5,175	$1,000
Interest expense	(2,111)	(1,274)	(1,274)
Other operating expenses	(1,475)	(1,076)	(1,002)

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(2,286)	2,825	(1,276)

Income tax benefit	795	504	598

Income (loss) before equity in undistributed net income of subsidiaries	(1,491)	3,329	(678)

Equity in undistributed net income of subsidiaries	16,877	26,238	34,032

Net income	$15,386	$29,567	$33,354

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(23 – continued)

Statements of Cash Flows

	Years Ended September 30,
(In thousands)	2022	2021	2020
	(As Restated)
Operating Activities:
Net income	$15,386	$29,567	$33,354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(16,877)	(26,238)	(34,032)
Stock compensation expense	688	277	279
Net change in other assets and liabilities	(93)	201	182
Net cash provided by (used in) operating activities	(896)	3,807	(217)

Investing Activities:
Investment in bank subsidiary	(10,000)	—	—
Net cash used in investing activities	(10,000)	—	—

Financing Activities:
Net proceeds from subordinated debt	30,258	—	—
Exercise of stock options	—	27	148
Tax paid on stock award shares for employees	(48)	(41)	(53)
Purchase of treasury stock	(4,745)	—	—
Dividends paid	(4,499)	(1,685)	(1,590)
Net cash provided by (used in) financing activities	20,966	(1,699)	(1,495)

Net increase (decrease) in cash and due from banks	10,070	2,108	(1,712)
Cash and due from banks at beginning of year	6,870	4,762	6,474

Cash and due from banks at end of year	$16,940	$6,870	$4,762

(24)       CONCENTRATION OF CREDIT RISK

At September 30, 2022 and 2021, the Company had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $13.4 million and $9.5 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022, 2021 AND 2020

(25)       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended September 30,
(In thousands)	2022	2021	2020
Cash payments for:
Interest	$9,301	$8,517	$10,817
Income taxes (net of refunds received)	(3,226)	9,051	3,971

Non-cash activities:
Net transfers from loans to loans held for sale	—	41,703	15,916
Net transfers from loans held for sale to loans	13,139	—	—
Transfers from loans to OREO	—	426	—
Proceeds from sales of OREO financed through loans	—	—	—
Cashless exercise of stock options	39	77	249
Transfers from OREO to premises and equipment	721	—	—

(26)       SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
				(As Restated)
September 30, 2022:
Interest income	$15,762	$15,801	$18,479	$21,152
Interest expense	1,859	1,788	2,568	4,327
Net interest income	13,903	14,013	15,911	16,825
Provision (credit) for loan losses	526	(30)	532	880
Net interest income after provision (credit) for loan losses	13,377	14,043	15,379	15,945
Noninterest income	16,591	20,072	10,033	4,531
Noninterest expenses	24,852	25,461	22,835	19,514
Income before income taxes	5,116	8,654	2,577	962
Income tax expense (benefit)	811	1,619	(61)	(446)

Net income	$4,305	$7,035	$2,638	$1,408

Net income per common share, basic	$0.60	$0.99	$0.37	$0.20

Net income per common share, diluted	$0.60	$0.98	$0.37	$0.20

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

(27)       SEGMENT REPORTING

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

	Core	SBA	Mortgage		Consolidated
(In thousands)	Banking	Lending	Banking	Other	Totals

	(As Retated)
Year Ended September 30, 2022:
Net interest income (loss)	$54,252	$6,108	$2,360	$(2,068)	$60,652
Provision for loan losses	1,295	613	—	—	1,908
Net interest income (loss) after provision	52,957	5,495	2,360	(2,068)	58,744
Net gains on sales of loans, SBA	—	3,698	—	—	3,698
Mortgage banking income (loss)	(2)	—	38,339	—	38,337
Noninterest income	8,292	4,623	38,312	—	51,227
Noninterest expense (income)	40,334	8,721	43,962	(355)	92,662
Income (loss) before taxes	20,915	1,397	(3,290)	(1,713)	17,309
Income tax expense (benefit)	2,922	408	(618)	(789)	1,923
Segment profit (loss)	17,993	989	(2,672)	(924)	15,386
Noncash items:
Depreciation and amortization	2,109	30	162	147	2,448
Segment assets at September 30, 2022	1,971,959	105,342	107,570	(91,146)	2,093,725

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

SEPTEMBER 30, 2022, 2021 AND 2020

(28)       REVENUE FROM CONTRACTS WITH CUSTOMERS

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

(28 – continued)

Other Income:  Other income from contracts with customers includes check cashing and cashier’s check fees, safe deposit box fees and cash advance fees.  This revenue is recognized at the time the transaction is executed or over the period the Company satisfies the performance obligation.

(29)       MORTGAGE BANKING INCOME

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