Form 10-Q
period 2022-12-31
First Savings Financial Group, Inc.
filed 2023-02-09
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of February 2, 2023 was 6,917,921.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
(In thousands, except share and per share data)	2022	2022
ASSETS
Cash and due from banks	$25,226	$18,312
Interest-bearing deposits with banks	13,052	23,353
Total cash and cash equivalents	38,278	41,665

Interest-bearing time deposits	1,854	1,613
Securities available for sale, at fair value	329,163	316,517
Securities held to maturity	1,520	1,558

Loans held for sale, residential mortgage, at fair value	20,675	38,579
Loans held for sale, Small Business Administration	23,606	21,883
Loans, net of allowance for loan losses of $16,080 at December 31, 2022 and $15,360 at September 30, 2022	1,582,940	1,474,544
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	21,564	20,004
Premises and equipment, net	27,297	27,100
Other real estate owned, held for sale	203	203
Accrued interest receivable:
Loans	6,346	5,379
Securities	4,090	2,953
Cash surrender value of life insurance	45,370	45,145
Goodwill	9,848	9,848
Core deposit intangibles	721	775
Residential mortgage loan servicing rights, at fair value	62,165	63,263
Nonresidential mortgage loan servicing rights	132	141
SBA loan servicing rights	3,301	3,790
Other assets	17,846	18,765

Total Assets	$2,196,919	$2,093,725

LIABILITIES
Deposits:
Noninterest-bearing	$315,390	$340,172
Interest-bearing	1,222,451	1,175,662
Total deposits	1,537,841	1,515,834

Federal Home Loan Bank borrowings	377,643	307,303
Other borrowings	95,458	88,206
Accrued interest payable	1,984	1,302
Advance payments by borrowers for taxes and insurance	695	1,207
Accrued expenses and other liabilities	23,154	28,308
Total Liabilities	2,036,775	1,942,160

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share;authorized 20,000,000 shares; issued 7,779,271 shares (7,757,271 at September 30, 2022); outstanding 6,917,921 shares (6,970,631 shares at September 30, 2022)	78	78
Additional paid-in capital	27,347	26,770
Retained earnings - substantially restricted	163,890	161,927
Accumulated other comprehensive loss	(19,000)	(27,079)
Unearned stock compensation	(1,361)	(969)
Less treasury stock, at cost - 861,350 shares (786,640 shares at September 30, 2022)	(10,810)	(9,162)
Total Stockholders’ Equity	160,144	151,565

Total Liabilities and Stockholders’ Equity	$2,196,919	$2,093,725

*All share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2022	2021

INTEREST INCOME
Loans, including fees	$20,185	$14,002
Securities:
Taxable	955	405
Tax-exempt	1,979	1,192
Dividend income	220	149
Interest-bearing deposits with banks	144	14
Total interest income	23,483	15,762

INTEREST EXPENSE
Deposits	4,158	811
Federal Home Loan Bank borrowings	1,919	730
Other borrowings	1,145	318
Total interest expense	7,222	1,859

Net interest income	16,261	13,903
Provision for loan losses	984	526

Net interest income after provision for loan losses	15,277	13,377

NONINTEREST INCOME
Service charges on deposit accounts	558	434
ATM and interchange fees	739	679
Net unrealized gain on equity securities	14	16
Other than temporary impairment loss on securities	(28)	—
Net gain on sales of loans, Small Business Administration	775	1,636
Net gain on sales of loans, single tenant net lease	—	162
Mortgage banking income	2,496	12,744
Increase in cash surrender value of life insurance	225	254
Commission income	128	188
Real estate lease income	117	148
Income from tax credit investment	—	10
Other income	164	320
Total noninterest income	5,188	16,591

NONINTEREST EXPENSE
Compensation and benefits	10,685	17,291
Occupancy and equipment	1,860	2,113
Data processing	777	633
Advertising	418	792
Professional fees	793	1,189
FDIC insurance premiums	308	115
Other operating expenses	2,670	2,719
Total noninterest expense	17,511	24,852
Income before income taxes	2,954	5,116
Income tax expense	83	811
Net Income	$2,871	$4,305

Net income per share:
Basic	$0.42	$0.60
Diluted	$0.41	$0.60

Weighted average shares outstanding:
Basic	6,915,909	7,116,790
Diluted	6,972,055	7,207,210

Dividends per share	$0.13	$0.12
*	All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2022	2021

Net Income	$2,871	$4,305

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	10,199	404
Income tax expense	(2,142)	(85)
Net of tax amount	8,057	319

Less: reclassification adjustment for other-than-temporary impairment loss on securities included in net income	28	—
Income tax benefit	(6)	—
Net of tax amount	22	—

Other Comprehensive Income	8,079	319

Comprehensive Income	$10,950	$4,624

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned
	Common	Additional	Retained	Comprehensive	Stock	Treasury
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income/(Loss)	Compensation	Stock	Total

Balances at October 1, 2021	$78	$25,721	$150,185	$8,900	$(138)	$(4,369)	$180,377

Net income	—	—	4,305	—	—	—	4,305

Other comprehensive income	—	—	—	319	—	—	319

Common stock dividends - $0.12 per share	—	—	(860)	—	—	—	(860)

Restricted stock grants - 45,750 shares	—	1,222	—	—	(1,222)	—	—

Stock compensation expense	—	52	—	—	75	—	127

Purchase of 1,812 treasury shares	—	—	—	—	—	(48)	(48)

Balances at December 31, 2021	$78	$26,995	$153,630	$9,219	$(1,285)	$(4,417)	$184,220

Balances at October 1, 2022	$78	$26,770	$161,927	$(27,079)	$(969)	$(9,162)	$151,565

Net income	—	—	2,871	—	—	—	2,871

Other comprehensive income	—	—	—	8,079	—	—	8,079

Common stock dividends - $0.13 per share	—	—	(908)	—	—	—	(908)

Restricted stock grants - 22,000 shares	—	495	—	—	(495)	—	—

Stock compensation expense	—	82	—	—	103	—	185

Purchase of 74,710 treasury shares	—	—	—	—	—	(1,648)	(1,648)

Balances at December 31, 2022	$78	$27,347	$163,890	$(19,000)	$(1,361)	$(10,810)	$160,144
*	All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,871	$4,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	984	526
Depreciation and amortization	633	606
Amortization of premiums and accretion of discounts on securities, net	184	233
Amortization and accretion of fair value adjustments on loans, net	(374)	(408)
Loans originated for sale	(90,390)	(561,427)
Proceeds on sales of loans	107,337	610,090
Net realized and unrealized gain on loans held for sale	(419)	(2,224)
Capitalization of loan servicing rights	(340)	(4,850)
Net change in value of loan servicing rights	1,936	(311)
Other than temporary impairment loss on securities	28	—
Increase in cash surrender value of life insurance	(225)	(254)
Net gain on equity securities	(14)	(16)
Income from tax credit investment	—	(10)
Deferred income taxes	(1,532)	1,261
Stock compensation expense	185	127
Increase in accrued interest receivable	(2,104)	(594)
Increase (decrease) in accrued interest payable	682	(7)
Change in other assets and liabilities, net	(2,683)	(6,282)
Net Cash Provided by Operating Activities	16,759	40,765

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(490)	—
Proceeds from maturities of interest-bearing time deposits	245	245
Purchase of securities available for sale	(6,073)	(15,720)
Proceeds from maturities of securities available for sale	1,923	2,022
Proceeds from maturities of securities held to maturity	35	30
Principal collected on securities available for sale	1,525	1,435
Net increase in loans	(109,441)	(67,075)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	15	—
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(1,575)	—
Proceeds from life insurance	—	575
Purchase of premises and equipment	(719)	(71)
Investment in partnership interests	(2,035)	(240)
Net Cash Used In Investing Activities	(116,590)	(78,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	22,007	39,455
Net increase in Federal Home Loan Bank line of credit	5,340	8,377
Proceeds from Federal Home Loan Bank advances	1,570,000	75,000
Repayment of Federal Home Loan Bank advances	(1,505,000)	(75,000)
Net increase in other borrowings	7,195	—
Net decrease in advance payments by borrowers for taxes and insurance	(512)	(871)
Taxes paid on stock award shares for employees	(30)	(48)
Purchase of treasury shares	(1,648)	—
Dividends paid on common stock	(908)	(1,715)
Net Cash Provided By Financing Activities	96,444	45,198

Net Increase (Decrease) in Cash and Cash Equivalents	(3,387)	7,164

Cash and cash equivalents at beginning of period	41,665	33,428

Cash and Cash Equivalents at End of Period	$38,278	$40,592

See notes to condensed consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Savings Financial Group, Inc. (the “Company”) is a financial holding company and the parent of First Savings Bank (the “Bank”) and First Savings Insurance Risk Management, Inc. (the “Captive”).

The Bank, which is a wholly-owned Indiana-chartered commercial bank subsidiary of the Company, provides a variety of banking services to individuals and business customers through 16 locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate commercial mortgage, residential mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities, municipal bonds and other investment securities. The Bank has three wholly-owned subsidiaries: Q2 Business Captial, LLC(“Q2”), an Indiana limited liability company that specializes in the origination and servicing of U.S. Small Business Administration (“SBA”) loans, First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio, and Southern Indiana Financial Corporation, which is currently inactive.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of December 31, 2022, the results of operations for the three- month periods ended December 31, 2022 and 2021, and the cash flows for the three-month periods ended December 31, 2022 and 2021. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited condensed consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements, conform to general practices within the banking industry and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K/A.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

At December 31, 2022, the Company’s allowance for loan losses totaled $16.1 million, of which $14.1 million related to qualitative factor adjustments. At September 30, 2022, the Company’s allowance for loan losses totaled $15.4 million, of which $13.4 million related to qualitative factor adjustments.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the three-month period ended December 31, 2022.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
December 31, 2022:
Securities available for sale:

U.S. Treasury bills and notes	$31,327	$—	$3,419	$27,908
Agency mortgage-backed	30,139	3	2,981	27,161
Agency CMO	14,924	—	1,004	13,920
Privately-issued CMO	457	3	31	429
Privately-issued ABS	519	16	8	527
SBA certificates	12,094	—	306	11,788
Municipal bonds	263,754	917	17,241	247,430

Total securities available for sale	$353,214	$939	$24,990	$329,163

Securities held to maturity:

Agency mortgage-backed	$42	$—	$—	$42
Municipal bonds	1,478	28	—	1,506

Total securities held to maturity	$1,520	$28	$—	$1,548

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
September 30, 2022:
Securities available for sale:

U.S. Treasury bills and notes	$30,809	$—	$3,514	$27,295
Agency mortgage-backed	30,786	3	3,289	27,500
Agency CMO	15,562	—	741	14,821
Privately-issued CMO	495	4	29	470
Privately-issued ABS	561	16	8	569
SBA certificates	12,255	1	244	12,012
Municipal bonds	260,326	167	26,643	233,850

Total securities available for sale	$350,794	$191	$34,468	$316,517

Securities held to maturity:

Agency mortgage-backed	$45	$—	$—	$45
Municipal bonds	1,513	35	—	1,548

Total securities held to maturity	$1,558	$35	$—	$1,593

The amortized cost and fair value of investment securities as of December 31, 2022 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$11,725	$11,694	$249	$252
Due after one year through five years	23,467	23,408	755	769
Due after five years through ten years	70,249	66,736	474	485
Due after ten years	189,640	173,500	—	—
CMO	15,381	14,349	—	—
ABS	519	527	—	—
SBA certificates	12,094	11,788	—	—
Mortgage-backed securities	30,139	27,161	42	42

	$353,214	$329,163	$1,520	$1,548

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at December 31, 2022 and September 30, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses

	(Dollars in thousands)
December 31, 2022:
Securities available for sale:
Continuous loss position less than twelve months:
U.S. Treasury bills and notes	8	$27,668	$3,419
Agency mortgage-backed	12	23,650	2,236
Agency CMO	11	11,709	626
Privately-issued CMO	1	405	31
SBA certificates	2	10,749	285
Municipal bonds	201	159,011	15,620

Total less than twelve months	235	233,192	22,217

Continuous loss position more than twelve months:
Agency mortgage-backed	1	3,056	745
Agency CMO	4	2,211	378
Privately-issued ABS	1	262	8
SBA certificates	2	1,039	21
Municipal bonds	9	6,830	1,621

Total more than twelve months	17	13,398	2,773

Total securities available for sale	252	$246,590	$24,990

September 30, 2022:
Securities available for sale:
Continuous loss position less than twelve months:
U.S. Treasury bills and notes	7	$27,295	$3,514
Agency mortgage-backed	14	24,987	2,749
Agency CMO	12	8,896	551
Privately-issued CMO	2	424	20
SBA certificates	1	10,775	225
Municipal bonds	259	193,002	24,922

Total less than twelve months	295	265,379	31,981

Continuous loss position more than twelve months:
Agency mortgage-backed	1	2,169	540
Agency CMO	2	1,199	190
Privately-issued CMO	1	19	9
Privately-issued ABS	1	283	8
SBA certificates	2	1,202	19
Municipal bonds	7	6,263	1,721

Total more than twelve months	14	11,135	2,487

Total securities available for sale	309	$276,514	$34,468

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

At December 31, 2022 and September 30, 2021, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at December 31, 2022, which consisted of U.S. Treasury bills and notes, agency mortgage-backed securities, agency CMOs, privately-issued CMOs, privately-issued ABS, municipal bonds and SBA certificates, had a fair value as a percentage of amortized cost of 90.0%. The municipal securities are issued by municipal governments, and are generally secured by municipal project revenues or general obligations of the municipality.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At December 31, 2022, the Company held four privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $345,000 and fair value of $341,000 that have been downgraded to a substandard regulatory classification due to the security’s credit quality rating by various rating agencies.

At December 31, 2022, five privately-issued CMO securities and one privately-issued ABS were in a loss position, and had depreciated approximately 5.52% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $667,000 and a total unrealized loss of $39,000 at December 31, 2022. Based on the independent third party analysis of the expected cash flows, management determined that $28,000 of other-than-temporary impairment was required to be recognized on the privately issued CMO and ABS portfolios at December 31, 2022. While the Company does not anticipate additional credit-related impairment losses at December 31, 2022, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related impairment charge in the future.

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

During the three-month periods ended December 31, 2022 and 2021, the Company did not realize any gross gains or losses on sales of available for sale securities.

At December 31, 2022 and September 30, 2022, available for sale debt securities with a total fair value of $57.6 million and $58.6 million, respectively, were pledged to secure FHLB borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at December 31, 2022 and September 30, 2022 consisted of the following:

	December 31,	September 30,
	2022	2022

	(In thousands)
Real estate mortgage:
1-4 family residential	$413,015	$368,211
Commercial	178,770	169,861
Single tenant net lease	733,134	674,567
SBA (1)	52,917	59,379
Multifamily residential	32,489	32,411
Residential construction	21,224	18,261
Commercial construction	4,612	5,938
Land and land development	11,054	11,880
Commercial business	92,025	90,010
SBA commercial business (1)(2)	20,353	20,282
Consumer	38,367	38,052
Total loans	1,597,960	1,488,852

Deferred loan origination fees and costs, net (3)	1,060	1,052
Allowance for loan losses	(16,080)	(15,360)

Loans, net	$1,582,940	$1,474,544
(1)	Includes discounts on SBA loans of $4.1 million and $4.3 million at December 31, 2022 and September 30, 2022, respectively.
(2)	Includes $591,000 and $650,000 of loans originated under the SBA’s Paycheck Protection Program (“PPP”) at December 31, 2022 and September 30, 2022, respectively.
(3)	Includes $10,000 and $11,000 of net deferred loan fees related to PPP loans as of December 31, 2022 and September 30, 2022, respectively.

During the three-month period ended December 31, 2022, there were no significant changes in the Company’s lending activities or the methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2022.

At December 31, 2022 and September 30, 2022, the Company did not own any residential real estate properties where physical possession has been obtained. At December 31, 2022 and September 30, 2022, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $206,000 and $204,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of December 31, 2022:

	Principal	Accrued	Net Deferred	Recorded
	Loan	Interest	Loan Origination	Investment
Recorded Investment in Loans:	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)
Residential real estate	$413,015	$2,035	$143	$415,193
Commercial real estate	178,770	572	(328)	179,014
Single tenant net lease	733,134	2,188	108	735,430
SBA commercial real estate	52,917	672	1,048	54,637
Multifamily	32,489	64	(39)	32,514
Residential construction	21,224	45	(89)	21,180
Commercial construction	4,612	12	(28)	4,596
Land and land development	11,054	24	(11)	11,067
Commercial business	92,025	374	30	92,429
SBA commercial business	20,353	212	246	20,811
Consumer	38,367	148	(20)	38,495
	$1,597,960	$6,346	$1,060	$1,605,366

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
Recorded Investment in Loans as Evaluated for Impairment:	Impairment	Impairment	Loans

	(In thousands)
Residential real estate	$2,967	$412,226	$415,193
Commercial real estate	881	178,133	179,014
Single tenant net lease	—	735,430	735,430
SBA commercial real estate	7,445	47,192	54,637
Multifamily	346	32,168	32,514
Residential construction	—	21,180	21,180
Commercial construction	—	4,596	4,596
Land and land development	—	11,067	11,067
Commercial business	904	91,525	92,429
SBA commercial business	1,249	19,562	20,811
Consumer	311	38,184	38,495
	$14,103	$1,591,263	$1,605,366

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of September 30, 2022:

			Net Deferred
		Accrued	Loan	Recorded
	Principal Loan	Interest	Origination	Investment
Recorded Investment in Loans:	Balance	Receivable	Fees and Costs	in Loans

	(In thousands)

Residential real estate	$368,211	$1,701	$136	$370,048
Commercial real estate	169,861	533	(304)	170,090
Single tenant net lease	674,567	1,979	47	676,593
SBA commercial real estate	59,379	486	1,108	60,973
Multifamily	32,411	62	(40)	32,433
Residential construction	18,261	27	(89)	18,199
Commercial construction	5,938	11	(25)	5,924
Land and land development	11,880	18	(26)	11,872
Commercial business	90,010	278	48	90,336
SBA commercial business	20,282	163	218	20,663
Consumer	38,052	121	(21)	38,152
	$1,488,852	$5,379	$1,052	$1,495,283

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
Recorded Investment in Loans as Evaluated for Impairment:	Impairment	Impairment	Loans

	(In thousands)

Residential real estate	$2,248	$367,800	$370,048
Commercial real estate	907	169,183	170,090
Single tenant net lease	—	676,593	676,593
SBA commercial real estate	7,725	53,248	60,973
Multifamily	354	32,079	32,433
Residential construction	—	18,199	18,199
Commercial construction	—	5,924	5,924
Land and land development	—	11,872	11,872
Commercial business	1,007	89,329	90,336
SBA commercial business	1,091	19,572	20,663
Consumer	238	37,914	38,152
	$13,570	$1,481,713	$1,495,283

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2022 and September 30, 2022:

	Individually	Collectively
	Evaluated for	Evaluated for	Ending
	Impairment	Impairment	Balance

	(In thousands)
December 31, 2022:
Residential real estate	$—	$3,100	$3,100
Commercial real estate	—	1,751	1,751
Single tenant net lease	—	3,804	3,804
SBA commercial real estate	83	2,315	2,398
Multifamily	—	252	252
Residential construction	—	367	367
Commercial construction	—	83	83
Land and land development	—	200	200
Commercial business	28	1,227	1,255
SBA commercial business	714	1,624	2,338
Consumer	—	532	532

	$825	$15,255	$16,080

September 30, 2022:
Residential real estate	$—	$2,716	$2,716
Commercial real estate	—	1,590	1,590
Single tenant net lease	—	3,838	3,838
SBA commercial real estate	290	2,288	2,578
Multifamily	—	251	251
Residential construction	—	305	305
Commercial construction	—	107	107
Land and land development	—	212	212
Commercial business	—	1,193	1,193
SBA commercial business	674	1,448	2,122
Consumer	—	448	448

	$964	$14,396	$15,360

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2022 and 2021:

	Beginning Balance	Provisions (Credits)	Charge-Offs	Recoveries	Ending Balance

	(In thousands)
December 31, 2022:
Residential real estate	$2,716	$382	$—	$2	$3,100
Commercial real estate	1,590	161	—	—	1,751
Single tenant net lease	3,838	(34)	—	—	3,804
SBA commercial real estate	2,578	(106)	(74)	—	2,398
Multifamily	251	1	—	—	252
Residential construction	305	62	—	—	367
Commercial construction	107	(24)	—	—	83
Land and land development	212	(12)	—	—	200
Commercial business	1,193	32	—	30	1,255
SBA commercial business	2,122	390	(190)	16	2,338
Consumer	448	132	(65)	17	532
	$15,360	$984	$(329)	$65	$16,080

December 31, 2021:
Residential real estate	$1,438	$(82)	$(23)	$3	$1,336
Commercial real estate	2,806	(295)	—	—	2,511
Single tenant net lease	2,422	345	—	—	2,767
SBA commercial real estate	3,475	267	(20)	—	3,722
Multifamily	518	(77)	—	—	441
Residential construction	191	18	—	—	209
Commercial construction	63	17	—	—	80
Land and land development	235	(14)	—	—	221
Commercial business	1,284	(44)	—	—	1,240
SBA commercial business	1,346	401	—	22	1,769
Consumer	523	(10)	(38)	9	484
	$14,301	$526	$(81)	$34	$14,780

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of December 31, 2022 and for the three months ended December 31, 2022 and 2021. The Company did not recognize any interest income on impaired loans using the cash receipts method during the three-month periods ended December 31, 2022 and 2021.

	At December 31, 2022			Three Months Ended December 31,
				2022	2022	2021	2021
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$2,967	$3,257	$—	$2,891	$15	$3,444	$16
Commercial real estate	881	959	—	971	7	1,079	7
Single tenant net lease	—	—	—	—	—	—	—
SBA commercial real estate	6,881	8,115	—	7,033	—	8,102	—
Multifamily	346	389	—	393	5	428	—
Residential construction	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—	—
Commercial business	856	946	—	1,068	12	1,511	2
SBA commercial business	293	982	—	757	—	502	—
Consumer	88	72	—	77	—	87	—
	$12,312	$14,720	$—	$13,190	$39	$15,153	$25

Loans with an allowance recorded:
Residential real estate	$—	$—	$—	$—	$—	$253	$—
Commercial real estate	—	—	—	—	—	—	—
Single tenant net lease	—	—	—	—	—	—	—
SBA commercial real estate	564	587	83	1,665	—	1,025	—
Multifamily	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—	—
Commercial business	48	135	28	67	—	—	—
SBA commercial business	956	1,214	714	1,267	—	219	—
Consumer	223	223	—	184	—	138	—
	$1,791	$2,159	$825	$3,183	$—	$1,635	$—

Total:
Residential real estate	$2,967	$3,257	$—	$2,891	$15	$3,697	$16
Commercial real estate	881	959	—	971	7	1,079	7
Single tenant net lease	—	—	—	—	—	—	—
SBA commercial real estate	7,445	8,702	83	8,698	—	9,127	—
Multifamily	346	389	—	393	5	428	—
Residential construction	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—	—
Commercial business	904	1,081	28	1,135	12	1,511	2
SBA commercial business	1,249	2,196	714	2,024	—	721	—
Consumer	311	295	—	261	—	225	—
	$14,103	$16,879	$825	$16,373	$39	$16,788	$25

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2022.

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$2,248	$2,524	$—
Commercial real estate	907	982	—
Single tenant net lease	—	—	—
SBA commercial real estate	5,337	5,952	—
Multifamily	354	398	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	1,007	1,189	—
SBA commercial business	221	532	—
Consumer	93	81	—
	$10,167	$11,658	$—

Loans with an allowance recorded:
Residential real estate	$—	$—	$—
Commercial real estate	—	—	—
Single tenant net lease	—	—	—
SBA commercial real estate	2,388	2,919	290
Multifamily	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	—	—	—
SBA commercial business	870	1,349	674
Consumer	145	145	—
	$3,403	$4,413	$964

Total:
Residential real estate	$2,248	$2,524	$—
Commercial real estate	907	982	—
Single tenant net lease	—	—	—
SBA commercial real estate	7,725	8,871	290
Multifamily	354	398	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	1,007	1,189	—
SBA commercial business	1,091	1,881	674
Consumer	238	226	—
	$13,570	$16,071	$964

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2022 and September 30, 2022:

	At December 31, 2022			At September 30, 2022
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)

Residential real estate	$1,946	$—	$1,946	$1,213	$—	$1,213
Commercial real estate	498	—	498	516	—	516
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	7,445	—	7,445	7,725	—	7,725
Multifamily	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—
Commercial business	74	—	74	73	—	73
SBA commercial business	1,249	—	1,249	1,091	—	1,091
Consumer	311	—	311	238	—	238

Total	$11,523	$—	$11,523	$10,856	$—	$10,856

The following table presents the aging of the recorded investment in past due loans at December 31, 2022:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$1,508	$229	$715	$2,452	$412,741	$415,193
Commercial real estate	259	—	498	757	178,257	179,014
Single tenant net lease	—	—	—	—	735,430	735,430
SBA commercial real estate	262	6	3,172	3,440	51,197	54,637
Multifamily	—	—	—	—	32,514	32,514
Residential construction	—	—	—	—	21,180	21,180
Commercial construction	—	—	—	—	4,596	4,596
Land and land development	—	—	—	—	11,067	11,067
Commercial business	65	—	47	112	92,317	92,429
SBA commercial business	—	—	805	805	20,006	20,811
Consumer	3	—	54	57	38,438	38,495

Total	$2,097	$235	$5,291	$7,623	$1,597,743	$1,605,366

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of December 31, 2022:

		Special
December 31, 2022:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$413,063	$—	$1,955	$175	$—	$415,193
Commercial real estate	178,306	—	708	—	—	179,014
Single tenant net lease	735,430	—	—	—	—	735,430
SBA commercial real estate	46,070	1,123	5,805	1,639	—	54,637
Multifamily	32,514	—	—	—	—	32,514
Residential construction	21,180	—	—	—	—	21,180
Commercial construction	4,596	—	—	—	—	4,596
Land and land development	11,067	—	—	—	—	11,067
Commercial business	92,217	125	87	—	—	92,429
SBA commercial business	17,248	850	2,669	44	—	20,811
Consumer	38,406	—	89	—	—	38,495

Total	$1,590,097	$2,098	$11,313	$1,858	$—	$1,605,366

The following table presents the recorded investment in loans by risk category as of September 30, 2022:

		Special
September 30, 2022:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$368,377	$—	$1,501	$170	$—	$370,048
Commercial real estate	169,363	—	727	—	—	170,090
Single tenant net lease	676,593	—	—	—	—	676,593
SBA commercial real estate	51,053	1,143	7,112	1,665	—	60,973
Multifamily	32,433	—	—	—	—	32,433
Residential construction	18,199	—	—	—	—	18,199
Commercial construction	5,924	—	—	—	—	5,924
Land and land development	11,872	—	—	—	—	11,872
Commercial business	90,001	250	85	—	—	90,336
SBA commercial business	17,583	284	2,755	41	—	20,663
Consumer	38,059	—	93	—	—	38,152

Total	$1,479,457	$1,677	$12,273	$1,876	$—	$1,495,283

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans modified in a TDR may be retained on accrual status if the borrower has maintained a period of performance in which the borrower’s lending relationship was not greater than ninety days delinquent at the time of restructuring and the Company determines the future collection of principal and interest is reasonably assured. Loans modified in a TDR that are placed on nonaccrual status at the time of restructuring will continue on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of at least six consecutive months. TDRs on nonaccrual status are evaluated individually for purposes of calculating an allowance for loan losses while performing TDRs are evaluated collectively.

The following table summarizes the Company’s recorded investment in TDRs at December 31, 2022 and September 30, 2022. There was $125,000 of specific reserve included in the allowance for loan losses related to TDRs at December 31, 2022. There was $161,000 of specific reserve included in the allowance for loan losses related to TDRs at September 30, 2022.

	Accruing	Nonaccrual	Total

	(In thousands)
December 31, 2022:
Residential real estate	$1,021	$—	$1,021
Commercial real estate	383	420	803
SBA commercial real estate	—	1,604	1,604
Multifamily	346	—	346
Commercial business	830	—	830
SBA commercial business	—	262	262
Total	$2,580	$2,286	$4,866

September 30, 2022:
Residential real estate	$1,035	$—	$1,035
Commercial real estate	391	430	821
SBA commercial real estate	—	1,627	1,627
Multifamily	354	—	354
Commercial business	934	—	934
SBA commercial business	—	273	273
Total	$2,714	$2,330	$5,044

There were no TDRs that were restructured during the three- months ended December 31, 2022 and 2021.

At December 31, 2022 and September 30, 2022, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

There were principal charge-offs totaling $3,000 as a result of loans previously designated as TDRs during the three-month period ended December 31, 2022. There were no principal charge-offs recorded as a result of TDRs during the three-month periods ended December 31, 2021. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three -month periods ended December 31, 2022 and 2021, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The unpaid principal balance of SBA loans serviced for others was $237.9 million, $238.9 million and $250.5 million at December 31, 2022, September 30, 2022 and December 31, 2021, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $21,000 and $20,000 for the three-month periods ended December 31, 2022 and 2021, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $553,000 and $627,000 for the three-month periods ended December 31, 2022 and 2021, respectively. Net servicing income and costs related to SBA loans are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three-month periods ended December 31, 2022 and 2021 is as follows:

	2022	2021

	(In thousands)
Balance, beginning of period	$3,790	$4,447
Servicing rights capitalized	198	346
Amortization	(195)	(288)
Direct write-offs	(141)	(35)
Change in valuation allowance	(351)	(41)
Balance, end of period	$3,301	$4,429

There was a valuation allowance of $530,000 and $179,000 related to SBA loan servicing rights at December 31, 2022 and September 30, 2022, respectively.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions, which are significant unobservable inputs, used to estimate the fair value of the MSRs at December 31, 2022 and September 30, 2022 were as follows:

	Range of Assumption	Range of Assumption
	(Weighted Average)	(Weighted Average)
Assumption	December 31, 2022	September 30, 2022
Discount rate	9.50% to 14.50% (9.52%)	9.50% to 14.50% (9.51%)
Prepayment rate	3.75% to 85.80% (6.69%)	6.01% to 74.89% (6.63%)

The unpaid principal balance of residential mortgage loans serviced for others was $4.82 billion and $4.88 billion at December 31, 2022 and September 30, 2022, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $28.8 million and $46.0 million at December 31, 2022 and September 30, 2022, respectively. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $2.4 million and $2.1 million for the three-month periods ended December 31, 2022 and 2021, respectively. Contractually specified servicing fees are included in mortgage banking income in the consolidated statements of income.

Changes in the carrying value of MSRs accounted for at fair value for the three-month periods ended December 31, 2022 and 2021 were as follows:

	2022	2021

	(In thousands)

Fair value, beginning of period	$63,263	$49,579
Servicing rights capitalized	142	4,504
Changes in fair value related to:
Loan repayments	(1,023)	(2,492)
Change in valuation model inputs or assumptions	(217)	3,167
Balance, end of period	$62,165	$54,758

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

The unpaid principal balance of nonresidential mortgage loans serviced for others was $44.0 million and $44.6 million at December 31, 2022 and September 30, 2022, respectively. Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $9,000 and $11,000 for the three-month periods ended December 31, 2022. Contractually specified servicing fees on nonresidential mortgage loans serviced for others are included in other noninterest income in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of nonresidential MSRs for the three-month periods ended December 31, 2022 and 2021 is as follows:

	2022	2021

	(In thousands)

Balance, beginning of period	$141	$—
Servicing rights capitalized	—	—
Amortization	(9)	—
Direct write-offs	—	—
Change in valuation allowance	—	—
Balance, end of period	$132	$—

There was no valuation allowance related to nonresidential MSRs at December 31, 2022 and September 30, 2022.

4.	Deposits

Deposits at December 31, 2022 and September 30, 2022 consisted of the following:

	December 31,	September 30,
	2022	2022

	(In thousands)

Noninterest-bearing demand deposits	$315,390	$340,172
NOW accounts	345,597	343,296
Money market accounts	243,443	238,219
Savings accounts	170,732	171,779
Retail time deposits	136,515	129,864
Brokered & reciprocal time deposits	326,164	292,504
Total	$1,537,841	$1,515,834

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Supplemental Disclosure for Net Income Per Share

Net income per share information is presented below for the three -month periods ended December 31, 2022 and 2021. All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2022	2021
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$2,871	$4,305
Shares:
Weighted average common shares outstanding, basic	6,915,909	7,116,790

Net income per common share, basic	$0.42	$0.60

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$2,871	$4,305
Shares:
Weighted average common shares outstanding, basic	6,915,909	7,116,790
Add: Dilutive effect of outstanding options	53,229	81,177
Add: Dilutive effect of restricted stock	2,917	9,243
Weighted average common shares outstanding, as adjusted	6,972,055	7,207,210

Net income per common share, diluted	$0.41	$0.60

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

Stock options for 275,889 and 137,250 shares of common stock were excluded from the calculation of diluted net income per common share for the three -month periods ended December 31, 2022 and 2021, respectively, because their effect was antidilutive. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three -month periods ended December 31, 2022 and 2021.

6.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2022	2021

	(In thousands)
Cash payments for:
Interest	$6,540	$1,866
Income taxes (net of refunds received)	(117)	(5)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2022 and September 30, 2022.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
December 31, 2022:
Assets Measured – Recurring Basis:
Securities available for sale:
U.S. Treasury bills and notes	$—	$27,908	$—	$27,908
Agency mortgage-backed	—	27,161	—	27,161
Agency CMO	—	13,920	—	13,920
Privately-issued CMO	—	429	—	429
Privately-issued ABS	—	527	—	527
SBA certificates	—	11,788	—	11,788
Municipal	—	247,430	—	247,430
Total securities available for sale	$—	$329,163	$—	$329,163
Residential mortgage loans held for sale	$—	$20,675	$—	$20,675
Derivative assets (included in other assets)	$—	$79	$377	$456
Equity securities (included in other assets)	$117	$—	$—	$117
Residential mortgage servicing rights	$—	$—	$62,165	$62,165

Liabilities Measured – Recurring Basis:
Derivative liabilities (included in other liabilities)	$—	$95	$15	$110

Assets Measured – Nonrecurring Basis:
Collateral dependent loans:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	—	—	—
SBA commercial real estate	—	—	2,576	2,576
Multifamily	—	—	—	—
Commercial business	—	—	20	20
SBA commercial business	—	—	389	389
Consumer	—	—	—	—
Total impaired loans	$—	$—	$2,985	$2,985
SBA loan servicing rights	$—	$—	$3,301	$3,301

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
September 30, 2022:
Assets Measured – Recurring Basis
Securities available for sale:
U.S. Treasury bills and notes	$—	$27,295	$—	$27,295
Agency mortgage-backed	—	27,500	—	27,500
Agency CMO	—	14,821	—	14,821
Privately-issued CMO	—	470	—	470
Privately-issued ABS	—	569	—	569
SBA certificates	—	12,012	—	12,012
Municipal bonds	—	233,850	—	233,850
Total securities available for sale	$—	$316,517	$—	$316,517
Residential mortgage loans held for sale	$—	$38,579	$—	$38,579
Derivative assets (included in other assets)	$—	$872	$158	$1,030
Equity securities (included in other assets)	$103	$—	$—	$103
Residential mortgage servicing rights	$—	$—	$63,263	$63,263

Liabilities Measured – Recurring Basis
Derivative liabilities (included in other liabilities)	$—	$31	$396	$427

Assets Measured – Nonrecurring Basis
Collateral dependent loans:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	—	—	—
SBA commercial real estate	—	—	2,574	2,574
Multifamily	—	—	—	—
Commercial business	—	—	46	46
SBA commercial business	—	—	290	290
Consumer	—	—	—	—
Total impaired loans	$—	$—	$2,910	$2,910
SBA loan servicing rights	$—	$—	$3,790	$3,790

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three-month period ended December 31, 2022.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

SBA and Single Tenant Net Lease Loans Held for Sale. SBA and single tenant net lease loans held for sale are carried at the lower of cost or market value. At September 30, 2022, the fair value of SBA loans held for sale was obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and was classified as Level 2 in the fair value hierarchy. The fair value of SBA loans held for sale reflects management’s estimate based on the weighted average price of SBA loans sold to investors during the current quarter, and is classified as Level 3 in the fair value hierarchy. At December 31, 2022, the fair value of single tenant net lease loans held for sale is estimated to approximate carrying value and is classified as Level 3 in the fair value hierarchy. At December 31, 2022 and September 30, 2022, the Company did not have any SBA or single tenant net lease loans held for sale measured at fair value on a nonrecurring basis.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three -month periods ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,
(In thousands)	2022	2021

Beginning balance	$(238)	$1,567
Unrealized gains recognized in earnings, net of settlements	600	173

Ending balance	$362	$1,740

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Gains recognized in earnings for the three-month periods ended December 31, 2022 and 2021 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $361,000 and $1.7 million, respectively.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of December 31, 2022 and September 30, 2022.

		Range of Inputs	Range of Inputs
	Significant	(Weighted Average)	(Weighted Average)
	Unobservable	December 31,	September 30,
Financial Instrument	Inputs	2022	2022

Interest rate lock commitments	Pull-through rate	31% - 100% (68%)	50% - 100% (78%)
	Direct costs to close	0.00% - 5.10% (0.50%)	0.00% - 4.00% (0.70%)

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

Collateral Dependent Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. In accordance with accounting standards, only impaired loans for which an allowance for loan loss has been established or a partial charge-off recorded require classification in the fair value hierarchy.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The fair value of impaired loans is based on the fair value of the underlying collateral less estimated costs to sell. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy. At December 31, 2022 and September 30, 2022, the significant unobservable inputs used in the fair value measurement of impaired loans included discounts due to marketability from appraised value ranging from 0.0% to 100.0%, for both periods, and estimated costs to sell the collateral ranging from 0.0% to 10.0% for both periods. During the three -month periods ended December 31, 2022, the Company recognized provisions for loan losses on impaired loans of $200,000 and $691,000, respectively.

SBA and Nonresidential Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At December 31, 2022, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value included discount rates ranging from 14.65% to 25.00% with a weighted average of 17.89% and prepayment speed assumptions ranging from 6.70% to 29.59% with a weighted average rate of 14.69%. At September 30, 2022, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value included discount rates ranging from 6.90% to 25.00% with a weighted average of 12.71% and prepayment speed assumptions ranging from 7.08% to 29.26% with a weighted average rate of 15.27%. Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company recognized impairment charges of $351,000 and $41,000 on SBA loan servicing rights for the three-month periods ended December 31, 2022 and 2021, respectively.

Nonresidential mortgage loan servicing rights represent the value associated with servicing single tenant net lease loans that have been sold. The fair value of nonresidential mortgage loan servicing rights is determined by management on a quarterly basis using a discounted cash flow model, and is classified as Level 3 in the fair value hierarchy. At December 31, 2022 and September 30, 2022, the Company did not have any nonresidential mortgage loan servicing rights measured at fair value on a nonrecurring basis. The Company did not recognize any impairment charges on nonresidential mortgage loan servicing rights for the three-month periods ended December 31, 2022 and 2021.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At December 31, 2022 and September 30, 2022, the Company did not have any other real estate owned measured at fair value on a nonrecurring basis. The Company did not recognize any charges to write down other real estate owned to fair value for the three -month periods ended December 31, 2022 and 2021.

There were no transfers into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three -month period ended December 31, 2022.

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition date of an eligible financial asset or financial liability, and may not be revoked once made.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of December 31, 2022 and September 30, 2022.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of December 31, 2022 and September 30, 2022.

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	December 31,	December 31,
(In thousands)	2022	2022	Difference

Residential mortgage loans held for sale	$20,675	$20,196	$479

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	September 30,	September 30,
(In thousands)	2022	2022	Difference

Residential mortgage loans held for sale	$38,579	$38,517	$62

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three- month periods ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,
(In thousands)	2022	2021

Gains – included in mortgage banking income	$668	$1,623
Interest income	428	994

	$1,096	$2,617

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
December 31, 2022:
Financial assets:
Cash and due from banks	$25,226	$25,226	$—	$—
Interest-bearing deposits with banks	13,052	13,052	—	—
Interest-bearing time deposits	1,854	—	1,854	—
Securities available for sale	329,163	—	329,163	—
Securities held to maturity	1,520	—	1,548	—
Residential mortgage loans held for sale	20,675	—	20,675	—
Single tenant net lease loans held for sale	—	—	—	—
SBA loans held for sale	23,606	—	—	25,603
Loans, net	1,582,940	—	—	1,489,154
FRB and FHLB stock	21,564	N/A	N/A	N/A
Accrued interest receivable	10,436	—	10,436	—
Residential mortgage loan servicing rights	62,165	—	—	62,165
Nonresidential mortgage loan servicing rights	132	—	—	132
SBA loan servicing rights	3,301	—	—	3,301
Derivative assets (included in other assets)	456	—	79	377
Equity securities (included in other assets)	117	117	—	—

Financial liabilities:
Deposits	1,537,841	—	—	1,533,129
Borrowings from FHLB	377,643	—	372,776	—
Subordinated note	50,274	—	48,819	—
Other borrowings	45,184	—	45,184	—
Accrued interest payable	1,984	—	1,984	—
Advance payments by borrowers for taxes and insurance	695	—	695	—
Derivative liabilities (included in other liabilities)	110	—	95	15

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2022:
Financial assets:
Cash and due from banks	$18,312	$18,312	$—	$—
Interest-bearing deposits with banks	23,353	23,353	—	—
Interest-bearing time deposits	1,613	—	1,613	—
Securities available for sale	316,517	—	316,517	—
Securities held to maturity	1,558	—	1,593	—
Residential mortgage loans held for sale	38,579	—	38,579	—
SBA loans held for sale	21,883	—	24,010	—
Loans, net	1,474,544	—	—	1,402,222
FRB and FHLB stock	20,004	N/A	N/A	N/A
Accrued interest receivable	8,332	—	8,332	—
SBA loan servicing rights	3,790	—	—	3,790
Residential mortgage loan servicing rights	63,263	—	—	63,263
Nonresidential mortgage loan servicing rights	141	—	—	141
SBA loan servicing rights	3,790	—	—	3,789
Derivative assets (included in other assets)	1,030	—	872	158
Equity securities (included in other assets)	103	103	—	—

Financial liabilities:
Deposits	1,515,834	—	—	1,510,792
Borrowings from FHLB	307,303	—	302,090	—
Subordinated note	50,217	—	48,685	—
Other borrowings	37,989	—	—	37,989
Accrued interest payable	1,302	—	1,302	—
Advance payments by borrowers for taxes and insurance	1,207	—	1,207	—
Derivative liabilities (included in other liabilities)	427	—	31	396

8.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three- month periods ended December 31, 2022 and 2021. The ESOP trust held 306,202 shares of Company common stock at December 31, 2022 and September 30, 2022.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.	Stock Based Compensation Plans

The Company maintains three equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016, and the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan may not exceed 356,058 shares, consisting of 267,043 stock options and 89,015 shares of restricted stock. At December 31, 2022, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan. At December 31, 2022, 4,560 shares of the Company’s common stock were available for issuance under the 2016 Plan, of which 1,500 shares were available for restricted stock and 3,060 shares were available for stock options. At December 31, 2022, 85,058 shares of the Company’s common stock were available for issuance under the 2021 Plan, of which 21,265 shares were available for restricted stock and 63,793 shares were available for stock options. The Company generally issues new shares under the 2016 and 2021 Plans from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

Stock Options

Under the plans, the Company may grant both non-statutory and incentive stock options that may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value (determined at the time the incentive stock options are granted) which are first exercisable during any calendar year shall not exceed $100,000. Exercise prices may not be less than the fair market value of the underlying stock at the date of the grant. The terms of the plans also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

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

The fair value of options granted during the three-month period ended December 31, 2022 was determined using the following assumptions:

Expected dividend yield	2.32%
Risk-free interest rate	1.55%
Expected volatility	27.0%
Expected life of options	7.1 years
Weighted average fair value at grant date	$7.03

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of stock option activity as of December 31, 2022, and changes during the three-month period then ended is presented below.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Dollars in thousands, except per share data)

Outstanding at beginning of period	351,369	$20.57
Granted	66,000	22.49
Exercised	—	—
Forfeited or expired	—	—
Outstanding at end of period	417,369	$20.87	7.0	$867
Vested and expected to vest	417,369	$20.87	7.0	$867
Exercisable at end of period	223,830	$17.77	5.4	$866

There were no stock options exercised during the three-month periods ended December 31, 2022 and 2021. The Company recognized compensation expense related to stock options of $82,000 and $52,000 for the three-month periods ended December 31, 2022, respectively. At December 31, 2022, there was $1.2 million of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 4.20 years. There was no cash received or tax benefit from the exercise of stock options during the three-month periods ended December 31, 2022 and 2021.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three-month periods ended December 31, 2022 and 2021 was $103,000 and $75,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of December 31, 2022 and changes during the three-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2022	51,324	$26.07
Granted	22,000	$22.49
Vested	(16,408)	$25.68
Forfeited	—	$—
Nonvested at December 31, 2022	56,916	$24.80

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

There were 16,408 restricted shares vested during the three-month period ended December 31, 2022 with a total fair value of $369,000. There were 12,225 restricted shares that vested during the three-month period ended December 31, 2021 with a total fair value of $327,000. At December 31, 2022, there was $1.4 million of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 4.14 years.

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

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements. However, the Company has not elected to offset such financial instruments in the consolidated balance sheets. The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. At December 31, 2022 and September 30, 2022, the Company had cash collateral posted with certain derivative counterparties of $1.5 million and $2.4 million, respectively, against its derivative obligations. Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

The tables below provide information on the Company’s derivative financial instruments as of December 31, 2022 and September 30, 2022.

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
(In thousands)	December 31, 2022	December 31, 2022	December 31, 2022

Interest rate lock commitments	$42,369	$377	$15
Forward mortgage loan sale contracts	26,500	79	95

	$68,869	$456	$110

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	September 30,	September 30,	September 30,
(In thousands)	2022	2022	2022

Interest rate lock commitments	$48,952	$158	$396
Forward mortgage loan sale contracts	60,000	872	31

	$108,952	$1,030	$427

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three- month periods ended December 31, 2022 and 2021 is as follows:

	Three Months Ended
	December 31,
(In thousands)	2022	2021

Interest rate lock commitments	$599	$173
Forward mortgage loan sale contracts	(545)	695

	$54	$868

11.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer was 2.50% for 2022 and 2021. The Bank met all capital adequacy requirements to which it was subject as of December 31, 2022 and September 30, 2022.

As of December 31, 2022, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

			To Be Well		Minimum
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2022:

Total capital (to risk-weighted assets):
Consolidated	$227,650	12.01%	$151,625	8.00%	N/A	N/A
Bank	215,966	11.41	151,418	8.00	$189,273	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$161,296	8.51%	$113,719	6.00%	N/A	N/A
Bank	199,886	10.56	113,564	6.00	$151,418	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$161,296	8.51%	$85,289	4.50%	N/A	N/A
Bank	199,886	10.56 	85,173	4.50	$123,027	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$161,296	7.55%	$85,455	4.00%	N/A	N/A
Bank	199,886	9.35	85,505	4.00	$106,881	5.00%

As of September 30, 2022 (As Restated):

Total capital (to risk-weighted assets):
Consolidated	$224,895	12.33%	$145,973	8.00%	N/A	N/A
Bank	208,280	11.44	145,713	8.00	$182,141	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$159,318	8.73%	$109,480	6.00%	N/A	N/A
Bank	192,920	10.59	109,285	6.00	$145,713	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,318	8.73%	$82,110	4.50%	N/A	N/A
Bank	192,920	10.59	81,963	4.50	$118,392	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$159,318	7.96%	$80,031	4.00%	N/A	N/A
Bank	192,920	9.58	80,555	4.00	$100,693	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update commonly referred to as the current expected credit loss methodology (“CECL”) replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption. Management expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses through retained earnings as of the beginning of the first reporting period in which the new standard is effective; however, the magnitude of the adjustment is unknown. In planning for the implementation of ASU 2016-13, management is currently evaluating software solutions, data requirements and loss methodologies.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.	Segment Reporting

The Company’s operations include three primary segments: core banking, SBA lending, and mortgage banking. The core banking segment originates residential, commercial and consumer loans and attracts deposits from its customer base. Net interest income from loans and investments that are funded by deposits and borrowings is the primary revenue for the core banking segment. The SBA lending segment originates loans guaranteed by the SBA, subsequently selling the guaranteed portion to outside investors. Net gains on sales of loans, net servicing income and net interest income are the primary sources of revenue for the SBA lending segment. The mortgage banking segment originates residential mortgage loans and sells them in the secondary market. Net gains on the sales of loans, net servicing income, income from derivative financial instruments and net interest income are the primary sources of revenue for the mortgage banking segment.

The core banking segment is comprised primarily by the Bank and First Savings Investments, Inc., while the SBA lending segment’s revenues are comprised primarily of net interest income and gains on the sales of SBA loans generated by Q2. The mortgage banking segment operates as a separate division of the Bank.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals

	(In thousands)
Three Months Ended December 31, 2022:
Net interest income	$15,008	$995	$258	$16,261
Provision for loan losses	701	283	—	984
Net interest income after provision	14,307	712	258	15,277
Net gains on sales of loans, SBA	—	775	—	775
Mortgage banking income	(10)	—	2,506	2,496
Noninterest income	1,928	754	2,506	5,188
Noninterest expense	9,797	1,924	5,790	17,511
Income (loss) before taxes	6,438	(458)	(3,026)	2,954
Income tax expense (benefit)	996	(107)	(756)	83
Segment profit (loss)	5,492	(351)	(2,270)	2,871
Non-cash items:
Depreciation and amortization	601	5	27	633
Segment assets at December 31, 2022	2,005,780	100,304	90,835	2,196,919

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals

	(In thousands)
Three Months Ended December 31, 2021:
Net interest income	$11,495	$1,875	$533	$13,903
Provision (credit) for loan losses	(144)	670	—	526
Net interest income after provision	11,639	1,205	533	13,377
Net gains on sales of loans, SBA	—	1,636	—	1,636
Mortgage banking income	(4)	—	12,748	12,744
Noninterest income	1,942	1,901	12,748	16,591
Noninterest expense	9,582	2,236	13,134	24,852
Income before taxes	4,099	870	147	5,116
Income tax expense	500	265	46	811
Segment profit	3,599	605	101	4,305
Non-cash items:
Depreciation and amortization	550	8	48	606
Segment assets at December 31, 2021	1,421,680	157,481	185,428	1,764,589

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three- month periods ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,
	2022	2021

	(In thousands)

Service charges on deposit accounts	$558	$434
ATM and interchange fees	739	679
Investment advisory income	128	188
Other	25	24
Revenue from contracts with customers subject to ASC 606	1,450	1,325

Gain on sale of SBA loans	775	1,636
Mortgage banking income	2,496	12,744
Increase in cash value of life insurance	225	254
Real estate lease income	117	148
Other	125	484
Other noninterest income	3,738	15,266

Total noninterest income	$5,188	$16,591

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

15.Mortgage Banking Income

The components of mortgage banking income for the three-month periods ended December 31, 2022 and 2021 were as follows:

	Three Months Ended
	December 31,
	2022	2021

	(In thousands)

Origination and sale of mortgage loans (1)	$732	$4,655
Mortgage brokerage income	43	331
Net change in fair value of loans held for sale and interest rate lock commitments	1,267	(222)
Realized and unrealized gains (losses) from forward sales commitments	(545)	695
Capitalized residential mortgage loan servicing rights	142	4,504
Net change in fair value of residential mortgage loan servicing rights	(1,240)	675
Provisions for loan repurchases and indemnifications	(328)	(14)
Net loan servicing income	2,425	2,120
Total mortgage banking income	$2,496	$12,744
(1)	Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.

16.Loss Contingency

The Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessing customer fees related to items presented on accounts with insufficient funds (NSF items). The Company has reached a verbal settlement agreement with the claimant, and the Company has accrued a loss contingency for this pending settlement at December 31, 2022, the amount of which had an immaterial effect on the condensed consolidated financial statements.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, the scope, duration and severity of the COVID-19 pandemic and its effects on our business and operations, our customers, including their ability to make timely payments on loans, our service providers, and on the economy and financial markets, general economic conditions, including the effects of inflation, changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K/A for the year ended September 30, 2022 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies; Critical Accounting Estimates

During the three-month period ended December 31, 2022, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2022.

Comparison of Financial Condition at December 31, 2022 and September 30, 2022

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.4 million from $41.7 million at September 30, 2022 to $38.3 million at December 31, 2022.

Loans. Net loans receivable increased $108.4 million, from $1.47 billion at September 30, 2022 to $1.58 billion at December 31, 2022, primarily due to growth in residential mortgage loans and single tenant net lease commercial real estate loans which increased by $44.8 million and $58.6 million, respectively.

Loans Held for Sale. Loans held for sale decreased $16.2 million, from $60.5 million at September 30, 2022 to $44.3 million at December 31, 2022, due to a decrease in residential mortgage loans held for sale of $17.9 million, partially offset by an increase in SBA loans held for sale of $1.7 million. The decreases in residential mortgage loans held for sale were due to loan sales outpacing originations during the period.

Securities Available for Sale. Securities available for sale increased $12.7 million, from $316.5 million at September 30, 2022 to $329.2 million at December 31, 2022, due to purchases of $6.1 million and increases in fair value of $10.2 million, partially offset by calls and maturities of $1.9 million, principal repayments of $1.5 million.

Securities Held to Maturity. Investment securities held to maturity decreased $38,000 from $1.6 million at September 30, 2022 to $1.5 million at December 31, 2022, due primarily to calls and maturities during the period.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Mortgage Servicing Rights. Residential mortgage loan servicing rights decreased $1.1 million, from $63.3 million at September 30, 2022 to $62.2 million at December 31, 2022, primarily due to loan repayments and a $217,000 decrease in the fair value, partially offset by capitalized servicing rights of $142,000.

Deposits. Total deposits increased $22.0 million, from $1.52 billion at September 30, 2022 to $1.54 billion at December 31, 2022, primarily due to a $33.7 million increase in brokered deposits, partially offset by a $24.8 million decrease in non-interest bearing deposits during the period.

FHLB Borrowings. Borrowings from the FHLB increased $70.3 million, from $307.3 million at September 30, 2022 to $377.6 million at December 31, 2022. The increase in borrowings was primarily used to fund loan growth during the period.

Equity. Stockholders’ equity attributable to the Company increased $8.5 million from $151.6 million at September 30, 2022 to $160.1 million at December 31, 2022, due primarily to an increase in accumulated other comprehensive income of $8.1 million and retained net income of $2.0 million.

Results of Operations for the Three Months Ended December 31, 2022 and 2021

Overview. The Company reported net income of $2.9 million, or $0.41 per diluted share, for the three-month period ended December 31, 2022 compared to net income of $4.3 million, or $0.60 per diluted share, for the three-month period ended December 31, 2021.

Net Interest Income. Net interest income increased $2.4 million, or 17.0%, for the three-month period ended December 31, 2022 as compared to the same period in 2021. Average interest-earning assets increased $449.5 million and average interest-bearing liabilities increased $415.1 million when comparing the two periods. The tax-equivalent net interest margin was 3.41% for 2022 compared to 3.73% for 2021.

Total interest income increased $7.7 million, or 49.0%, when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $449.5 million, from $1.53 billion for 2021 to $1.98 billion for 2022, and an increase in the average tax equivalent yield on interest-earning assets from 4.22% for 2021 to 4.87% for 2022. The increase in the average balance of interest-earning assets was due to increases in the average balance of investment securities and total loans of $152.3 million and $310.2 million, respectively.

Total interest expense increased $5.4 million, or 282.3%, due to an increase in the average balance of interest-bearing liabilities of $415.1 million, from $1.20 billion for 2021 to $1.61 billion for 2022, and an increase in the average cost of interest-bearing liabilities from 0.62% for 2021 to 1.79% for 2022. The increase in the average cost of interest-bearing liabilities for 2022 was due primarily to higher rates paid for brokered deposits and money market accounts during the period.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended December 31, 2022 and 2021. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Three Months Ended December 31,
	2022			2021
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$19,379	$144	2.97%	$33,065	$14	0.17%
Loans, excluding PPP loans	1,582,538	20,219	5.11	1,221,879	13,424	4.39
PPP loans	644	3	1.86	51,178	595	4.65
Investment securities - taxable	111,936	955	3.41	47,717	405	3.40
Investment securities - nontaxable	241,504	2,505	4.15	153,452	1,509	3.93
FRB and FHLB stock	20,063	220	4.39	19,258	149	3.09
Total interest-earning assets	1,976,064	24,046	4.87	1,526,549	16,096	4.22

Noninterest-earning assets	144,887			180,532
Total assets	$2,120,951			$1,707,081

Liabilities and equity:
NOW accounts	$349,363	$423	0.48%	$321,506	$316	0.39%
Money market deposit accounts	235,188	795	1.35	226,084	212	0.38
Savings accounts	171,583	27	0.06	163,928	26	0.06
Time deposits	457,285	2,913	2.55	201,779	257	0.51
Total interest-bearing deposits	1,213,419	4,158	1.37	913,297	811	0.36

FHLB borrowings	311,146	1,919	2.47	264,617	730	1.10
Subordinated debt and other borrowings	88,304	1,145	5.19	19,870	318	6.40
Total interest-bearing liabilities	1,612,869	7,222	1.79	1,197,784	1,859	0.62

Noninterest-bearing deposits	328,208			290,454
Other noninterest-bearing liabilities	26,844			36,604
Total liabilities	1,967,921			1,524,842

Total stockholders’ equity	153,030			182,239

Total liabilities and equity	$2,120,951			$1,707,081
Net interest income (taxable equivalent basis)		16,824			14,237
Less: taxable equivalent adjustment		(563)			(334)
Net interest income		$16,261			$13,903
Interest rate spread (taxable equivalent basis)			3.08%			3.60%
Net interest margin (taxable equivalent basis)			3.41%			3.73%
Net interest margin, excluding PPP and PPPLF (taxable equivalent basis)			3.41%			3.70%
Average interest-earning assets to average interest-bearing liabilities			122.52%			127.45%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended December 31, 2022 and 2021. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended December 31, 2022
	Compared to
	Three Months Ended December 31, 2021
	Increase (Decrease)
	Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$184	$(54)	$130
Loans, excluding PPP loans	2,512	4,283	6,795
PPP loans	(181)	(411)	(592)
Investment securities - taxable	3	547	550
Investment securities - nontaxable	107	889	996
FRB and FHLB stock	63	8	71
Total interest-earning assets	2,688	5,262	7,950

Interest expense:
Deposits	2,698	649	3,347
Borrowings from FHLB	981	208	1,189
Subordinated debt	(164)	991	827
Total interest-bearing liabilities	3,515	1,848	5,363

Net increase (decrease) in net interest income (taxable equivalent basis)	$(827)	$3,414	$2,587

Provision for Loan Losses. The Company recognized a provision for loan losses of $984,000 for the three-month period ended December 31, 2022, primarily due to loan portfolio growth, compared to a provision of $526,000 for the same period in 2021.

The Company recognized net charge-offs of $264,000 for the three-month period ended December 31, 2022 compared to net charge-offs of $47,000 for the same period in 2021.

Noninterest Income. Noninterest income decreased $11.4 million for the three-month period ended December 31, 2022 as compared to the same period in 2021. The decrease was due primarily to decreases in mortgage banking income and net gain on sale of SBA loans of $10.2 million and $861,000, respectively. The decrease in mortgage banking income was primarily due to a $3.9 million decrease in production revenue from lower originations for sale, a $4.4 million decrease in capitalized residential mortgage loan servicing rights, a $1.2 million decrease in realized and unrealized hedging gains in 2022 and a $1.2 million decrease in the fair value of the residential mortgage loan servicing rights portfolio in 2022 as compared to a $675,000 increase in fair value recognized in 2021, partially offset by a $1.3 million increase in the fair value of loans held for sale and interest rate lock commitments as compared to a $222,000 decrease in fair value recognized in 2021. Mortgage loans originated for sale were $77.6 million in the three months ended December 31, 2022 as compared to $541.1 million in 2021. The decrease in net gain on sales of SBA loans was due primarily to decreases in production and sales volume from the SBA lending segment, and lower premiums in the secondary market.

Noninterest Expense. Noninterest expense decreased $7.3 million for the three-month period ended December 31, 2022 as compared to the same period in 2021. The decrease was due primarily to a decrease in compensation and benefits of $6.6 million. The decrease in compensation and benefits expense was due primarily to a reduction in staff and incentive compensation for the Company’s mortgage banking segment as a result of decreased mortgage banking income.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Income Tax Expense. The Company recognized an income tax expense of $83,000 for the three-month period ended December 31, 2022 as compared to tax expense of $811,000 for the same period in 2021. The effective tax rate for 2022 was 2.8%, which was a decrease from the effective tax rate of 15.9% for 2021. The decrease was due to recognition of solar tax credits in 2022 and reduction of pre-tax net income in 2022 as compared to 2021.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2022, the Bank had cash and cash equivalents of $38.3 million and securities available-for-sale with a fair value of $329.2 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on federal funds purchased lines of credit facilities with other financial institutions and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2022, the Company (unconsolidated basis) had liquid assets of $15.4 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of December 31, 2022, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.35%, 10.56%, 10.56% and 11.41%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under applicable regulatory guidelines. At December 31, 2022, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2022.

For the three-month period ended December 31, 2022, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

	At December 31, 2022		At September 30, 2022
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(21,371)	(38.73)%	$(15,503)	(27.12)%
200bp	(13,475)	(24.42)	(8,858)	(15.50)
100bp	(6,719)	(12.18)	(3,224)	(5.64)
(100)bp	4,620	8.37	2,819	4.93
(200)bp	8,272	14.99	5,095	8.91

At December 31, 2022, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $6.7 million, or 12.18%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 24.42% and 38.73%, respectively. An immediate and sustained decrease in rates of 1.00% will increase our net interest income by $4.6 million, or 8.37%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to increase by 14.99%.

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

Due to the material weaknesses in internal control over financial reporting identified and described below, management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and has concluded that the Company’s internal control over financial reporting was not effective as of that date because of the material weaknesses.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

During the quarter ending March 31, 2023, management began taking steps to remediate the material weaknesses by evaluating the Company's policies and practices for and resources allocated to the controls over other assets and liabilities, and the review of all changes made to participation loan sales contracts. Management also intends to provide additional training and management oversight related to these areas.

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition or results of operations. As previously discussed in Note 17 of the Condensed Consolidated Financial Statements, the Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessment of customer fees related to items presented on accounts with insufficient funds (NSF items).

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended September 30, 2022 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K/A. However, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended December 31, 2022:

			(c)	(d)
			Total number of shares	Maximum number (or
	(a)	(b)	(or units) purchased as	appropriate dollar value) of
	Total number of	Average price	part of publicly	shares (or units) that may yet
	shares (or units)	paid per share	announced plans or	be purchased under the plans
Period	purchased	(or unit)	programs (1)	or programs
October 1, 2022 through October 31, 2022	—	$—	—	152,258
November 1, 2022 through November 30, 2022	1,318	$22.49	1,318	150,940
December 1, 2022 through December 31, 2022	73,392	$22.05	73,392	77,548
Total	74,710	$22.06	74,710	77,548
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated February 9, 2023	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated February 9, 2023	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer