Form 10-Q
period 2023-03-31
First Savings Financial Group, Inc.
filed 2023-05-10
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2023 was 6,865,921.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
(In thousands, except share and per share data)	2023	2022
ASSETS
Cash and due from banks	$17,955	$18,312
Interest-bearing deposits with banks	23,855	23,353
Total cash and cash equivalents	41,810	41,665

Interest-bearing time deposits	1,626	1,613
Debt securities available for sale, at fair value	334,889	316,517
Debt securities held to maturity	1,428	1,558

Loans held for sale, residential mortgage, at fair value	36,257	38,579
Loans held for sale, Small Business Administration	12,526	21,883
Loans, net of allowance for loan losses of $16,458 at March 31, 2023 and $15,360 at September 30, 2022	1,598,440	1,474,544
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	23,589	20,004
Premises and equipment, net	27,632	27,100
Other real estate owned, held for sale	203	203
Accrued interest receivable:
Loans	6,537	5,379
Securities	3,336	2,953
Cash surrender value of life insurance	45,637	45,145
Goodwill	9,848	9,848
Core deposit intangibles	668	775
Residential mortgage loan servicing rights, at fair value	61,194	63,263
Nonresidential mortgage loan servicing rights	124	141
SBA loan servicing rights	3,727	3,790
Other assets	30,135	18,765

Total Assets	$2,239,606	$2,093,725

LIABILITIES
Deposits:
Noninterest-bearing	$318,869	$340,172
Interest-bearing	1,224,013	1,175,662
Total deposits	1,542,882	1,515,834

Federal Home Loan Bank borrowings	437,795	307,303
Other borrowings	50,330	88,206
Accrued interest payable	2,654	1,302
Advance payments by borrowers for taxes and insurance	1,093	1,207
Accrued expenses and other liabilities	37,954	28,308
Total Liabilities	2,072,708	1,942,160

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share;authorized 20,000,000 shares; issued 7,777,271 shares (7,757,271 at September 30, 2022); outstanding 6,865,921 shares (6,970,631 shares at September 30, 2022)	78	78
Additional paid-in capital	27,365	26,770
Retained earnings - substantially restricted	166,652	161,927
Accumulated other comprehensive loss	(14,199)	(27,079)
Unearned stock compensation	(1,211)	(969)
Less treasury stock, at cost - 911,350 shares (786,640 shares at September 30, 2022)	(11,787)	(9,162)
Total Stockholders’ Equity	166,898	151,565

Total Liabilities and Stockholders’ Equity	$2,239,606	$2,093,725

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except share and per share data)	2023	2022	2023	2022

INTEREST INCOME
Loans, including fees	$21,297	$13,981	$41,482	$27,983
Securities:
Taxable	957	420	1,912	825
Tax-exempt	2,001	1,241	3,980	2,433
Dividend income	364	146	584	295
Interest-bearing deposits with banks	192	13	336	27
Total interest income	24,811	15,801	48,294	31,563

INTEREST EXPENSE
Deposits	6,265	738	10,423	1,549
Federal Home Loan Bank borrowings	2,915	681	4,834	1,411
Other borrowings	719	369	1,864	687
Total interest expense	9,899	1,788	17,121	3,647

Net interest income	14,912	14,013	31,173	27,916
Provision (credit) for loan losses	372	(30)	1,356	496

Net interest income after provision for loan losses	14,540	14,043	29,817	27,420

NONINTEREST INCOME
Service charges on deposit accounts	471	433	1,029	867
ATM and interchange fees	586	594	1,325	1,273
Net unrealized gain (loss) on equity securities	21	(16)	35	—
Other than temporary impairment loss on securities	—	—	(28)	—
Net gain on sales of loans, Small Business Administration	907	1,327	1,682	2,963
Net gain on sales of loans, single tenant net lease	—	557	—	719
Mortgage banking income	4,149	16,254	6,645	28,998
Increase in cash surrender value of life insurance	266	251	491	505
Commission income	189	157	317	345
Real estate lease income	117	148	234	296
Net gain on premises and equipment	29	—	29	—
Income from tax credit investment	—	—	—	10
Other income	781	367	945	687
Total noninterest income	7,516	20,072	12,704	36,663

NONINTEREST EXPENSE
Compensation and benefits	10,407	17,476	21,092	34,767
Occupancy and equipment	1,920	2,079	3,780	4,192
Data processing	983	645	1,760	1,278
Advertising	519	1,002	937	1,794
Professional fees	778	1,374	1,571	2,563
FDIC insurance premiums	369	110	677	225
Other operating expenses	3,023	2,775	5,693	5,494
Total noninterest expense	17,999	25,461	35,510	50,313
Income before income taxes	4,057	8,654	7,011	13,770
Income tax expense	333	1,619	416	2,430
Net Income	$3,724	$7,035	$6,595	$11,340

Net income per share:
Basic	$0.54	$0.99	$0.96	$1.60
Diluted	$0.54	$0.98	$0.95	$1.58

Weighted average shares outstanding:
Basic	6,842,897	7,076,355	6,879,805	7,086,739
Diluted	6,881,496	7,156,229	6,926,277	7,173,710

Dividends per share	$0.14	$0.13	$0.27	$0.25

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2023	2022	2023	2022

Net Income	$3,724	$7,035	$6,595	$11,340

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	6,077	(13,361)	16,276	(12,957)
Income tax (expense) benefit	(1,276)	2,806	(3,418)	2,721
Net of tax amount	4,801	(10,555)	12,858	(10,236)

Less: reclassification adjustment for other-than-temporary impairment loss on securities included in net income	—	—	28	—
Income tax benefit	—	—	(6)	—
Net of tax amount	—	—	22	—

Other Comprehensive Income (Loss)	4,801	(10,555)	12,880	(10,236)

Comprehensive Income (Loss)	$8,525	$(3,520)	$19,475	$1,104

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned
	Common	Additional	Retained	Comprehensive	Stock	Treasury
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Three Months Ended March 31, 2022:
Balances at January 1, 2022	$78	$26,995	$153,630	$9,219	$(1,285)	$(4,417)	$184,220

Net income	—	—	7,035	—	—	—	7,035

Other comprehensive loss	—	—	—	(10,555)	—	—	(10,555)

Common stock dividends - $0.13 per share	—	—	(933)	—	—	—	(933)

Stock compensation expense	—	81	—	—	105	—	186

Balances at March 31, 2022	$78	$27,076	$159,732	$(1,336)	$(1,180)	$(4,417)	$179,953

Three Months Ended March 31, 2023:
Balances at January 1, 2023	$78	$27,347	$163,890	$(19,000)	$(1,361)	$(10,810)	$160,144

Net income	—	—	3,724	—	—	—	3,724

Other comprehensive income	—	—	—	4,801	—	—	4,801

Common stock dividends - $0.14 per share	—	—	(962)	—	—	—	(962)

Restricted stock forfeitures - 2,000 shares	—	(53)	—	—	53	—	—

Stock compensation expense	—	71	—	—	97		168

Purchase of 50,000 treasury shares	—	—	—	—	—	(977)	(977)

Balances at March 31, 2023	$78	$27,365	$166,652	$(14,199)	$(1,211)	$(11,787)	$166,898

Six Months Ended March 31, 2022:
Balances at October 1, 2021	$78	$25,721	$150,185	$8,900	$(138)	$(4,369)	$180,377

Net income	—	—	11,340	—	—	—	11,340

Other comprehensive loss	—	—	—	(10,236)	—	—	(10,236)

Common stock dividends - $0.25 per share	—	—	(1,793)	—	—	—	(1,793)

Restricted stock forfeitures - 45,750 shares	—	1,222	—	—	(1,222)	—	—

Stock compensation expense	—	133	—	—	180	—	313

Purchase of 1,812 treasury shares	—	—	—	—	—	(48)	(48)

Balances at March 31, 2022	$78	$27,076	$159,732	$(1,336)	$(1,180)	$(4,417)	$179,953

Six Months Ended March 31, 2023:
Balances at October 1, 2022	$78	$26,770	$161,927	$(27,079)	$(969)	$(9,162)	$151,565

Net income	—	—	6,595	—	—	—	6,595

Other comprehensive income	—	—	—	12,880	—	—	12,880

Common stock dividends - $0.27 per share	—	—	(1,870)	—	—	—	(1,870)

Restricted stock grants - 22,000 shares	—	495	—	—	(495)	—	—

Restricted stock forfeitures - 2,000 shares	—	(53)	—	—	53	—	—

Stock compensation expense	—	153	—	—	200	—	353

Purchase of 124,710 treasury shares	—	—	—	—	—	(2,625)	(2,625)

Balances at March 31, 2023	$78	$27,365	$166,652	$(14,199)	$(1,211)	$(11,787)	$166,898

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,595	$11,340
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,356	496
Depreciation and amortization	1,262	1,236
Amortization of premiums and accretion of discounts on securities, net	351	470
Amortization and accretion of fair value adjustments on loans, net	(758)	(791)
Loans originated for sale	(209,395)	(1,079,928)
Proceeds on sales of loans	223,271	1,139,507
Net realized and unrealized (gain) loss on loans held for sale	(1,689)	2,955
Capitalization of loan servicing rights	(898)	(8,670)
Net change in value of residential mortgage loan servicing rights	2,507	(6,231)
Net change in value of SBA and nonresidential mortgage loan servicing rights	539	660
Other than temporary impairment loss on securities	28	—
Increase in cash surrender value of life insurance	(491)	(505)
Net gain on equity securities	(35)	—
Net gain on sale of premises and equipment	(29)	—
Income from tax credit investments	—	(10)
Deferred income taxes	(1,381)	3,497
Stock compensation expense	353	313
Increase in accrued interest receivable	(1,541)	(30)
Increase in accrued interest payable	1,352	24
Change in other assets	(9,840)	(6,022)
Change in other liabilities	9,646	11,968
Net Cash Provided By Operating Activities	21,203	70,279

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(490)	—
Proceeds from maturities of interest-bearing time deposits	470	445
Purchase of securities available for sale	(11,273)	(100,138)
Proceeds from maturities of securities available for sale	6,338	7,505
Proceeds from maturities of securities held to maturity	124	142
Principal collected on securities available for sale	2,498	2,915
Net increase in loans	(124,988)	(51,262)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	15	592
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(3,600)	—
Proceeds from life insurance	—	575
Purchase of premises and equipment	(1,623)	(215)
Investement in partnership interests	(3,441)	(240)
Net Cash Used In Investing Activities	(135,970)	(139,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	27,048	(6,391)
Net increase in Federal Home Loan Bank line of credit	492	6,592
Proceeds from Federal Home Loan Bank advances	5,890,000	160,000
Repayment of Federal Home Loan Bank advances	(5,760,000)	(120,000)
Net proceeds from subordinated note	—	30,258
Net decrease in other borrowings	(37,989)	—
Net decrese in advance payments by borrowers for taxes and insurance	(114)	(684)
Taxes paid on stock award shares for employees	(30)	(48)
Purchase of treasury shares	(2,625)	—
Dividends paid on common stock	(1,870)	(2,648)
Net Cash Provided By Financing Activities	114,912	67,079

Net Increase (Decrease) in Cash and Cash Equivalents	145	(2,323)

Cash and cash equivalents at beginning of year	41,665	33,428

Cash and Cash Equivalents at End of Period	$41,810	$31,105

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$15,769	$3,623
Income taxes (net of refunds received)	(114)	48

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

The Bank, which is a wholly-owned Indiana-chartered commercial bank subsidiary of the Company, provides a variety of banking services to individuals and business customers through 16 locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate commercial mortgage, residential mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities, municipal bonds and other investment securities. The Bank has three wholly-owned subsidiaries: Q2 Business Capital, LLC(“Q2”), an Indiana limited liability company that specializes in the origination and servicing of U.S. Small Business Administration (“SBA”) loans, First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio, and Southern Indiana Financial Corporation, which is currently inactive.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2023, the results of operations for the three- and six-month periods ended March 31, 2023 and 2022, and the cash flows for the six-month periods ended March 31, 2023 and 2022.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited condensed consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements, conform to general practices within the banking industry and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K, as amended.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s historical loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis based on the risks present for each portfolio segment. Management considers changes and trends in the following qualitative loss factors: levels of and trends in delinquencies and impaired loans; trends in the volume and term of new loan originations; national and local economic trends and conditions; changes in lending policies, procedures and practices; changes in the experience and ability of lending management and other staff; changes in the quality and depth of the Company’s loan review system; trends in collateral valuation in the Company’s lending area; the existence and effect of any concentrations of credit and other factors as determined by management including peer data and prevailing economic conditions.  Each qualitative factor is evaluated and a qualitative factor adjustment is applied to the actual historical loss factors in determining the adjusted loss factors used in management’s allowance for loan losses adequacy calculation.

At March 31, 2023, the Company’s allowance for loan losses totaled $16.5 million, of which $14.3 million related to qualitative factor adjustments. At September 30, 2022, the Company’s allowance for loan losses totaled $15.4 million, of which $13.4 million related to qualitative factor adjustments.

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

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the six-month period ended March 31, 2023.

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

U.S. agency bonds and notes, agency mortgage-backed securities and agency collateralized mortgage obligations (“CMO”) include treasury notes issued by the U.S. government; securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency; and securities issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”), which are U.S. government sponsored enterprises. The Company holds municipal bonds issued by municipal governments within the U.S. The Company also holds pass-through asset-backed securities guaranteed by the SBA representing participating interests in pools of long term debentures issued by state and local development companies certified by the SBA. Privately issued CMO and asset-backed securities (“ABS”) are complex securities issued by non-government special purpose entities that are collateralized by residential mortgage loans and residential home equity loans. The Company also holds subordinated debt of a regional financial institution.

Investment securities have been classified according to management’s intent.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
March 31, 2023:
Debt securities available for sale:

U.S. Treasury bills and notes	$31,365	$—	$2,683	$28,682
Agency mortgage-backed	29,708	5	2,528	27,185
Agency CMO	14,719	—	867	13,852
Privately-issued CMO	442	3	36	409
Privately-issued ABS	494	14	4	504
SBA certificates	11,829	—	229	11,600
Municipal bonds	262,305	1,639	13,287	250,657
Other	2,000	—	—	2,000

Total debt securities available for sale	$352,862	$1,661	$19,634	$334,889

Debt securities held to maturity:

Agency mortgage-backed	$39	$—	$—	$39
Municipal bonds	1,389	30	—	1,419

Total debt securities held to maturity	$1,428	$30	$—	$1,458

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
September 30, 2022:
Debt securities available for sale:

U.S. Treasury bills and notes	$30,809	$—	$3,514	$27,295
Agency mortgage-backed	30,786	3	3,289	27,500
Agency CMO	15,562	—	741	14,821
Privately-issued CMO	495	4	29	470
Privately-issued ABS	561	16	8	569
SBA certificates	12,255	1	244	12,012
Municipal bonds	260,326	167	26,643	233,850

Total debt securities available for sale	$350,794	$191	$34,468	$316,517

Debt securities held to maturity:

Agency mortgage-backed	$45	$—	$—	$45
Municipal bonds	1,513	35	—	1,548

Total debt securities held to maturity	$1,558	$35	$—	$1,593

The amortized cost and fair value of investment securities as of March 31, 2023 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$9,522	$9,497	$251	$255
Due after one year through five years	22,958	22,973	729	743
Due after five years through ten years	80,101	77,523	409	421
Due after ten years	183,089	171,346	—	—
CMO	15,161	14,261	—	—
ABS	494	504	—	—
SBA certificates	11,829	11,600	—	—
Mortgage-backed securities	29,708	27,185	39	39

	$352,862	$334,889	$1,428	$1,458

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at March 31, 2023 and September 30, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses

	(Dollars in thousands)
March 31, 2023:
Debt securities available for sale:
Continuous loss position less than twelve months:
U.S. Treasury bills and notes	9	$19,913	$1,667
Agency mortgage-backed	10	14,418	923
Agency CMO	3	6,284	264
Privately-issued CMO	1	388	36
SBA certificates	2	10,573	212
Municipal bonds	80	85,082	2,745

Total less than twelve months	105	136,658	5,847

Continuous loss position more than twelve months:
U.S. Treasury bills and notes	1	8,770	1,016
Agency mortgage-backed	6	12,288	1,605
Agency CMO	12	7,568	603
Privately-issued ABS	1	252	4
SBA certificates	1	1,014	17
Municipal bonds	83	54,706	10,542

Total more than twelve months	104	84,598	13,787

Total debt securities available for sale	209	$221,256	$19,634

September 30, 2022:
Debt securities available for sale:
Continuous loss position less than twelve months:
U.S. Treasury bills and notes	7	$27,295	$3,514
Agency mortgage-backed	14	24,987	2,749
Agency CMO	12	8,896	551
Privately-issued CMO	2	424	20
SBA certificates	1	10,775	225
Municipal bonds	259	193,002	24,922

Total less than twelve months	295	265,379	31,981

Continuous loss position more than twelve months:
Agency mortgage-backed	1	2,169	540
Agency CMO	2	1,199	190
Privately-issued CMO	1	19	9
Privately-issued ABS	1	283	8
SBA certificates	2	1,202	19
Municipal bonds	7	6,263	1,721

Total more than twelve months	14	11,135	2,487

Total debt securities available for sale	309	$276,514	$34,468

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

At March 31, 2023 and September 30, 2022, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at March 31, 2023, which consisted of U.S. Treasury bills and notes, agency mortgage-backed securities, agency CMOs, privately-issued CMOs, privately-issued ABS, municipal bonds and SBA certificates, had a fair value as a percentage of amortized cost of 90.3%. The municipal securities are issued by municipal governments, and are generally secured by municipal project revenues or general obligations of the municipality. The total available for sale debt securities in a loss position at September 30, 2022 had a fair value as a percentage of amortized cost of 88.9%.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At March 31, 2023, the Company held four privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $330,000 and fair value of $330,000 that have been downgraded to a substandard regulatory classification due to the securities credit quality rating by various rating agencies.

At March 31, 2023, one privately-issued CMO security and one privately-issued ABS were in a loss position, and had depreciated approximately 5.92% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $640,000 and a total unrealized loss of $40,000 at March 31, 2023. Based on the independent third party analysis of the expected cash flows, no other-than temporary impairment was recognized during the three months ended March 31, 2023.  An other-than temporary impairment charge of $28,000 was taken in the six months ended March 31, 2023. While the Company does not anticipate additional credit-related impairment losses at March 31, 2023, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related impairment charge in the future.

The unrealized losses on U.S. Treasury bills and notes, agency mortgage-backed securities, agency CMOs, SBA certificates and municipal bonds relate principally to changes in current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the intent and ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the three and six month periods ended March 31, 2023 and 2022, the Company did not realize any gross gains or losses on sales of available for sale securities.

At March 31, 2023 and September 30, 2022, available for sale debt securities with a total fair value of $58.3 million and $58.6 million, respectively, were pledged to secure FHLB borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at March 31, 2023 and September 30, 2022 consisted of the following:

	March 31,	September 30,
	2023	2022

	(In thousands)
Real estate mortgage:
1-4 family residential	$446,082	$368,211
Commercial	184,992	169,861
Single tenant net lease	705,607	674,567
SBA (1)	48,178	59,379
Multifamily residential	42,075	32,411
Residential construction	14,755	18,261
Commercial construction	4,680	5,938
Land and land development	11,219	11,880
Commercial business	99,436	90,010
SBA commercial business (1)	19,159	20,282
Consumer	37,734	38,052
Total loans	1,613,917	1,488,852

Deferred loan origination fees and costs, net	981	1,052
Allowance for loan losses	(16,458)	(15,360)

Loans, net	$1,598,440	$1,474,544
(1)	Includes discounts on SBA loans of $4.0 million and $4.3 million at March 31, 2023 and September 30, 2022, respectively.

During the six-month period ended March 31, 2023, there were no significant changes in the Company’s lending activities or the methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2022.

At March 31, 2023 and September 30, 2022, the Company did not own any residential real estate properties where physical possession has been obtained. At March 31, 2023 and September 30, 2022, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $75,000 and $204,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of March 31, 2023:

	Principal	Net Deferred	Recorded
	Loan	Loan Origination	Investment
Recorded Investment in Loans:	Balance	Fees and Costs	in Loans

	(In thousands)
Residential real estate	$446,082	$170	$446,252
Commercial real estate	184,992	(332)	184,660
Single tenant net lease	705,607	139	705,746
SBA commercial real estate	48,178	1,014	49,192
Multifamily	42,075	(44)	42,031
Residential construction	14,755	(192)	14,563
Commercial construction	4,680	(20)	4,660
Land and land development	11,219	(12)	11,207
Commercial business	99,436	50	99,486
SBA commercial business	19,159	230	19,389
Consumer	37,734	(22)	37,712
	$1,613,917	$981	$1,614,898

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
Recorded Investment in Loans as Evaluated for Impairment:	Impairment	Impairment	Loans

	(In thousands)
Residential real estate	$3,689	$442,563	$446,252
Commercial real estate	915	183,745	184,660
Single tenant net lease	—	705,746	705,746
SBA commercial real estate	7,621	41,571	49,192
Multifamily	335	41,696	42,031
Residential construction	—	14,563	14,563
Commercial construction	—	4,660	4,660
Land and land development	—	11,207	11,207
Commercial business	790	98,696	99,486
SBA commercial business	1,224	18,165	19,389
Consumer	321	37,391	37,712
	$14,895	$1,600,003	$1,614,898

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of the recorded investment in loans as of September 30, 2022:

		Net Deferred	Recorded
	Principal Loan	Loan Origination	Investment
Recorded Investment in Loans:	Balance	Fees and Costs	in Loans

	(In thousands)

Residential real estate	$368,211	$136	$368,347
Commercial real estate	169,861	(304)	169,557
Single tenant net lease	674,567	47	674,614
SBA commercial real estate	59,379	1,108	60,487
Multifamily	32,411	(40)	32,371
Residential construction	18,261	(89)	18,172
Commercial construction	5,938	(25)	5,913
Land and land development	11,880	(26)	11,854
Commercial business	90,010	48	90,058
SBA commercial business	20,282	218	20,500
Consumer	38,052	(21)	38,031
	$1,488,852	$1,052	$1,489,904

	Individually	Collectively	Recorded
	Evaluated for	Evaluated for	Investment in
Recorded Investment in Loans as Evaluated for Impairment:	Impairment	Impairment	Loans

	(In thousands)

Residential real estate	$2,243	$366,104	$368,347
Commercial real estate	905	168,652	169,557
Single tenant net lease	—	674,614	674,614
SBA commercial real estate	7,725	52,762	60,487
Multifamily	353	32,018	32,371
Residential construction	—	18,172	18,172
Commercial construction	—	5,913	5,913
Land and land development	—	11,854	11,854
Commercial business	998	89,060	90,058
SBA commercial business	1,091	19,409	20,500
Consumer	238	37,793	38,031
	$13,553	$1,476,351	$1,489,904

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2023 and September 30, 2022:

	Individually	Collectively
	Evaluated for	Evaluated for	Ending
	Impairment	Impairment	Balance

	(In thousands)
March 31, 2023:
Residential real estate	$—	$3,537	$3,537
Commercial real estate	—	1,783	1,783
Single tenant net lease	—	3,726	3,726
SBA commercial real estate	394	2,213	2,607
Multifamily	—	326	326
Residential construction	—	246	246
Commercial construction	—	83	83
Land and land development	—	198	198
Commercial business	21	1,301	1,322
SBA commercial business	654	1,434	2,088
Consumer	—	542	542

	$1,069	$15,389	$16,458

September 30, 2022:
Residential real estate	$—	$2,716	$2,716
Commercial real estate	—	1,590	1,590
Single tenant net lease	—	3,838	3,838
SBA commercial real estate	290	2,288	2,578
Multifamily	—	251	251
Residential construction	—	305	305
Commercial construction	—	107	107
Land and land development	—	212	212
Commercial business	—	1,193	1,193
SBA commercial business	674	1,448	2,122
Consumer	—	448	448

	$964	$14,396	$15,360

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2023 and 2021:

	Beginning Balance	Provisions (Credits)	Charge-Offs	Recoveries	Ending Balance

	(In thousands)
March 31, 2023:
Residential real estate	$3,100	$424	$—	$13	$3,537
Commercial real estate	1,751	32	—	—	1,783
Single tenant net lease	3,804	(78)	—	—	3,726
SBA commercial real estate	2,398	212	(3)	—	2,607
Multifamily	252	74	—	—	326
Residential construction	367	(121)	—	—	246
Commercial construction	83	—	—	—	83
Land and land development	200	(2)	—	—	198
Commercial business	1,255	37	—	30	1,322
SBA commercial business	2,338	(262)	—	12	2,088
Consumer	532	56	(56)	10	542
	$16,080	$372	$(59)	$65	$16,458

March 31, 2022:
Residential real estate	$1,336	$6	$—	$3	$1,345
Commercial real estate	2,511	(60)	—	—	2,451
Single tenant net lease	2,767	(148)	—	—	2,619
SBA commercial real estate	3,722	(70)	(19)	—	3,633
Multifamily	441	(88)	—	—	353
Residential construction	209	24	—	—	233
Commercial construction	80	(13)	—	—	67
Land and land development	221	22	—	—	243
Commercial business	1,240	4	—	59	1,303
SBA commercial business	1,769	281	(284)	9	1,775
Consumer	484	12	(52)	9	453
	$14,780	$(30)	$(355)	$80	$14,475

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended March 31, 2023 and 2022:

	Beginning	Provisions			Ending
	Balance	(Credits)	Charge-Offs	Recoveries	Balance

March 31, 2023:	(In thousands)
Residential real estate	$2,716	$806	$—	$15	$3,537
Commercial real estate	1,590	193	—	—	1,783
Single tenant net lease	3,838	(112)	—	—	3,726
SBA commercial real estate	2,578	106	(77)	—	2,607
Multifamily	251	75	—	—	326
Residential construction	305	(59)	—	—	246
Commercial construction	107	(24)	—	—	83
Land and land development	212	(14)	—	—	198
Commercial business	1,193	69	—	60	1,322
SBA commercial business	2,122	128	(190)	28	2,088
Consumer	448	188	(121)	27	542
	$15,360	$1,356	$(388)	$130	$16,458

March 31, 2022:
Residential real estate	$1,438	$(76)	$(23)	$6	$1,345
Commercial real estate	2,806	(355)	—	—	2,451
Single tenant net lease	2,422	197	—	—	2,619
SBA commercial real estate	3,475	197	(39)	—	3,633
Multifamily	518	(165)	—	—	353
Residential construction	191	42	—	—	233
Commercial construction	63	4	—	—	67
Land and land development	235	8	—	—	243
Commercial business	1,284	(40)	—	59	1,303
SBA commercial business	1,346	682	(284)	31	1,775
Consumer	523	2	(90)	18	453
	$14,301	$496	$(436)	$114	$14,475

The following table presents impaired loans individually evaluated for impairment as of March 31, 2023 and for the three and six-months ended March 31, 2023 and 2022. The Company did not recognize any interest income on impaired loans using the cash receipts method during the three and six-month periods ended March 31, 2023 and 2022.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	At March 31, 2023			Three Months Ended March 31,				Six Months Ended March 31,
				2023	2023	2022	2022	2023	2023	2022	2022
		Unpaid		Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$3,689	$3,929	$—	$3,591	$30	$3,467	$29	$3,236	$30	$3,412	$29
Commercial real estate	915	978	—	969	13	1,051	14	973	13	1,065	14
Single tenant net lease	—	—	—	—	—	—	—	—	—	—	—
SBA commercial real estate	6,249	7,529	—	7,822	—	7,244	—	7,199	—	7,798	—
Multifamily	335	380	—	384	10	419	2	389	10	423	2
Residential construction	—	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—	—	—	—	—	—
Commercial business	741	842	—	895	24	1,353	8	993	24	1,422	8
SBA commercial business	275	926	—	954	—	476	—	813	—	484	—
Consumer	90	71	—	72	—	100	1	75	—	97	1
	$12,294	$14,655	$—	$14,687	$77	$14,110	$54	$13,678	$77	$14,701	$54

Loans with an allowance recorded:
Residential real estate	$—	$—	$—	$—	$—	$380	$—	$—	$—	$254	$—
Commercial real estate	—	—	—	—	—	—	—	—	—	—	—
Single tenant net lease	—	—	—	—	—	—	—	—	—	—	—
SBA commercial real estate	1,372	1,457	394	1,022	—	797	—	1,596	—	854	—
Multifamily	—	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—	—	—	—	—	—
Commercial business	49	135	21	135	—	—	—	90	—	—	—
SBA commercial business	949	1,244	654	1,229	—	477	—	1,259	—	325	—
Consumer	231	223	—	223	—	139	—	197	—	138	—
	$2,601	$3,059	$1,069	$2,609	$—	$1,793	$—	$3,142	$—	$1,571	$—

Total:
Residential real estate	$3,689	$3,929	$—	$3,591	$30	$3,847	$29	$3,236	$30	$3,666	$29
Commercial real estate	915	978	—	969	13	1,051	14	973	13	1,065	14
Single tenant net lease	—	—	—	—	—	—	—	-	—	—	—
SBA commercial real estate	7,621	8,986	394	8,844	—	8,041	—	8,795	—	8,652	—
Multifamily	335	380	—	384	10	419	2	389	10	423	2
Residential construction	—	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—	—	—	—	—	—
Commercial business	790	977	21	1,030	24	1,353	8	1,083	24	1,422	8
SBA commercial business	1,224	2,170	654	2,183	—	953	—	2,072	—	809	—
Consumer	321	294	—	295	—	239	1	272	—	235	1
	$14,895	$17,714	$1,069	$17,296	$77	$15,903	$54	$16,820	$77	$16,272	$54

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2022.

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$2,243	$2,524	$—
Commercial real estate	905	982	—
Single tenant net lease	—	—	—
SBA commercial real estate	5,337	5,952	—
Multifamily	353	398	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	998	1,189	—
SBA commercial business	221	532	—
Consumer	93	81	—
	$10,150	$11,658	$—

Loans with an allowance recorded:
Residential real estate	$—	$—	$—
Commercial real estate	—	—	—
Single tenant net lease	—	—	—
SBA commercial real estate	2,388	2,919	290
Multifamily	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	—	—	—
SBA commercial business	870	1,349	674
Consumer	145	145	—
	$3,403	$4,413	$964

Total:
Residential real estate	$2,243	$2,524	$—
Commercial real estate	905	982	—
Single tenant net lease	—	—	—
SBA commercial real estate	7,725	8,871	290
Multifamily	353	398	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	998	1,189	—
SBA commercial business	1,091	1,881	674
Consumer	238	226	—
	$13,553	$16,071	$964

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2023 and September 30, 2022:

	At March 31, 2023			At September 30, 2022
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)

Residential real estate	$2,692	$—	$2,692	$1,213	$—	$1,213
Commercial real estate	542	—	542	516	—	516
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	7,621	—	7,621	7,725	—	7,725
Multifamily	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—
Commercial business	49	—	49	73	—	73
SBA commercial business	1,224	—	1,224	1,091	—	1,091
Consumer	321	—	321	238	—	238

Total	$12,449	$—	$12,449	$10,856	$—	$10,856

The following table presents the aging of the recorded investment in past due loans at March 31, 2023:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$652	$1,034	$1,715	$3,401	$442,851	$446,252
Commercial real estate	181	65	—	246	184,414	184,660
Single tenant net lease	—	—	—	—	705,746	705,746
SBA commercial real estate	413	299	3,213	3,925	45,267	49,192
Multifamily	—	—	—	—	42,031	42,031
Residential construction	—	—	—	—	14,563	14,563
Commercial construction	—	—	—	—	4,660	4,660
Land and land development	—	—	—	—	11,207	11,207
Commercial business	377	—	49	426	99,060	99,486
SBA commercial business	—	—	608	608	18,781	19,389
Consumer	5	—	55	60	37,652	37,712

Total	$1,628	$1,398	$5,640	$8,666	$1,606,232	$1,614,898

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at September 30, 2022:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$1,163	$53	$204	$1,420	$366,927	$368,347
Commercial real estate	—	—	516	516	169,041	169,557
Single tenant net lease	—	—	—	—	674,614	674,614
SBA commercial real estate	—	—	3,370	3,370	57,117	60,487
Multifamily	—	—	—	—	32,371	32,371
Residential construction	—	—	—	—	18,172	18,172
Commercial construction	—	—	—	—	5,913	5,913
Land and land development	—	—	—	—	11,854	11,854
Commercial business	—	—	73	73	89,985	90,058
SBA commercial business	230	—	237	467	20,033	20,500
Consumer	93	—	58	151	37,880	38,031

Total	$1,486	$53	$4,458	$5,997	$1,483,907	$1,489,904

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of March 31, 2023:

		Special
March 31, 2023:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$443,501	$—	$2,650	$101	$—	$446,252
Commercial real estate	183,911	—	749	—	—	184,660
Single tenant net lease	705,746	—	—	—	—	705,746
SBA commercial real estate	40,459	1,114	5,963	1,656	—	49,192
Multifamily	42,031	—	—	—	—	42,031
Residential construction	14,563	—	—	—	—	14,563
Commercial construction	4,660	—	—	—	—	4,660
Land and land development	11,207	—	—	—	—	11,207
Commercial business	99,332	94	60	—	—	99,486
SBA commercial business	15,921	811	2,617	40	—	19,389
Consumer	37,622	—	90	—	—	37,712

Total	$1,598,953	$2,019	$12,129	$1,797	$—	$1,614,898

The following table presents the recorded investment in loans by risk category as of September 30, 2022:

		Special
September 30, 2022:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$366,677	$—	$1,500	$170	$—	$368,347
Commercial real estate	168,831	—	726	—	—	169,557
Single tenant net lease	674,614	—	—	—	—	674,614
SBA commercial real estate	50,581	1,134	7,107	1,665	—	60,487
Multifamily	32,371	—	—	—	—	32,371
Residential construction	18,172	—	—	—	—	18,172
Commercial construction	5,913	—	—	—	—	5,913
Land and land development	11,854	—	—	—	—	11,854
Commercial business	89,723	250	85	—	—	90,058
SBA commercial business	17,438	280	2,741	41	—	20,500
Consumer	37,938	—	93	—	—	38,031

Total	$1,474,112	$1,664	$12,252	$1,876	$—	$1,489,904

Troubled Debt Restructurings

c (“TDR”) if the debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider. By granting the concession, the Company expects to obtain more cash or other value from the debtor, or to increase the probability of receipt, than would be expected by not granting the concession. The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession will be granted when, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest at the original stated rate. A concession may also be granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

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

The following table summarizes the Company’s recorded investment in TDRs at March 31, 2023 and September 30, 2022. There was $111,000 of specific reserve included in the allowance for loan losses related to TDRs at March 31, 2023. There was $161,000 of specific reserve included in the allowance for loan losses related to TDRs at September 30, 2022.

	Accruing	Nonaccrual	Total

	(In thousands)
March 31, 2023:
Residential real estate	$997	$—	$997
Commercial real estate	373	542	915
SBA commercial real estate	—	1,623	1,623
Multifamily	335	—	335
Commercial business	741	—	741
SBA commercial business	—	248	248
Total	$2,446	$2,413	$4,859

September 30, 2022:
Residential real estate	$1,030	$—	$1,030
Commercial real estate	389	430	819
SBA commercial real estate	—	1,627	1,627
Multifamily	353	—	353
Commercial business	925	—	925
SBA commercial business	—	273	273
Total	$2,697	$2,330	$5,027

There were no TDRs that were restructured during the three and six-months ended March 31, 2023 and 2022.

At March 31, 2023 and September 30, 2022, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

There were principal charge-offs totaling $3,000 as a result of loans previously designated as TDRs during the three-month period ended March 31, 2023.  There were principal charge-offs totaling $6,000 as a result of loans previously designated as TDRs during the six-month period ended March 31, 2023. There were no principal charge-offs recorded as a result of TDRs during the three- and six-month periods ended March 31, 2022. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three- and six-month periods ended March 31, 2023 and 2022, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

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

The unpaid principal balance of SBA loans serviced for others was $238.4 million, $238.9 million and $254.9 million at March 31, 2023, September 30, 2022 and March 31, 2022, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $14,000 and $34,000 for the three- and six-month periods ended March 31, 2023, respectively.  Contractually specified late fees and ancillary fees earned on SBA loans were $35,000 and $54,000 for the three- and six-month periods ended March 31, 2022, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $564,000 and $1.1 million for the three- and six-month periods ended March 31, 2023, respectively.  Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $627,000 and $1.3 million for the three- and six-month periods ended March 31, 2022, respectively. Net servicing income and costs related to SBA loans are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three- and six-month periods ended March 31, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

	(In thousands)
Balance, beginning of period	$3,301	$4,429	$3,790	$4,447
Servicing rights capitalized	261	314	459	660
Amortization	(195)	(264)	(390)	(552)
Direct write-offs	(170)	(79)	(311)	(114)
Change in valuation allowance	530	47	179	6
Balance, end of period	$3,727	$4,447	$3,727	$4,447

There was no valuation allowance related to SBA loan servicing rights at March 31, 2023.  A valuation allowance of $179,000 related to SBA loan servicing rights at September 30, 2022.

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

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions, which are significant unobservable inputs, used to estimate the fair value of the MSRs at March 31, 2023 and September 30, 2022 were as follows:

	Range of Assumption	Range of Assumption
	(Weighted Average)	(Weighted Average)
Assumption	March 31, 2023	September 30, 2022
Discount rate	9.50% to 14.50% (9.52%)	9.50% to 14.50% (9.51%)
Prepayment rate	3.72% to 76.58% (6.78%)	6.01% to 74.89% (6.63%)

The unpaid principal balance of residential mortgage loans serviced for others was $4.77 billion and $4.88 billion at March 31, 2023 and September 30, 2022, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $34.7 million and $46.0 million at March 31, 2023 and September 30, 2022, respectively. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $2.4 million and $4.8 million for the three- and six-month periods ended March 31, 2023, respectively.  Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $2.2 million and $4.4 million for the three- and six-month periods ended March 31, 2022, respectively. Contractually specified servicing fees are included in mortgage banking income in the consolidated statements of income.

Changes in the carrying value of MSRs accounted for at fair value for the three- and six-month periods ended March 31, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

	(In thousands)

Fair value, beginning of period	$62,165	$54,758	$63,263	$49,579
Servicing rights capitalized	296	3,346	438	7,850
Changes in fair value related to:
Loan repayments	(1,041)	(1,930)	(2,064)	(4,422)
Change in valuation model inputs or assumptions	(226)	7,485	(443)	10,652
Balance, end of period	$61,194	$63,660	$61,194	$63,660

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

The unpaid principal balance of nonresidential mortgage loans serviced for others was $44.0 million and $43.7 million at March 31, 2023 and September 30, 2022, respectively. Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $5,000 and $14,000 for the three- and six-month periods ended March 31, 2023, respectively. Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $5,000 for the three- and six-month periods ended March 31, 2022. Contractually specified servicing fees on nonresidential mortgage loans serviced for others are included in other noninterest income in the consolidated statements of income.

An analysis of nonresidential MSRs for the three- and six-month periods ended March 31, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

	(In thousands)

Balance, beginning of period	$132	$—	$141	$—
Servicing rights capitalized	—	160	—	160
Amortization	(8)	—	(17)	—
Direct write-offs	—	—	—	—
Change in valuation allowance	—	—	—	—
Balance, end of period	$124	$160	$124	$160

There was no valuation allowance related to nonresidential MSRs at March 31, 2023 and September 30, 2022.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Deposits

Deposits at March 31, 2023 and September 30, 2022 consisted of the following:

	March 31,	September 30,
	2023	2022

	(In thousands)

Noninterest-bearing demand deposits	$318,869	$340,172
NOW accounts	335,791	343,296
Money market accounts	240,460	238,219
Savings accounts	164,149	171,779
Retail time deposits	146,885	129,864
Brokered & reciprocal time deposits	336,728	292,504
Total	$1,542,882	$1,515,834

5.	Supplemental Disclosure for Net Income Per Share

Net income per share information is presented below for the three- and six-month periods ended March 31, 2023 and 2022. All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$3,724	$7,035	$6,595	$11,340
Shares:
Weighted average common shares outstanding, basic	6,842,897	7,076,355	6,879,805	7,086,739

Net income per common share, basic	$0.54	$0.99	$0.96	$1.60

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$3,724	$7,035	$6,595	$11,340
Shares:
Weighted average common shares outstanding, basic	6,842,897	7,076,355	6,879,805	7,086,739
Add: Dilutive effect of outstanding Options	38,599	75,790	46,472	78,506
Add: Dilutive effect of restricted stock	—	4,084	—	8,465
Weighted average common shares outstanding, as adjusted	6,881,496	7,156,229	6,926,277	7,173,710

Net income per common share, diluted	$0.54	$0.98	$0.95	$1.58

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Stock options for 273,489 and 269,889 shares of common stock were excluded from the calculation of diluted net income per common share for the three- and six-month periods ended March 31, 2023, respectively, because their effect was antidilutive.  Stock options for 137,250 shares of common stock were excluded from the calculation of diluted net income per common share for the three-and six-month periods ended March 31, 2022, because their effect was antidilutive. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three- and six-month periods ended March 31, 2023 and 2022.

6.	Fair Value Measurements and Disclosures about Fair Value of Financial Instruments

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2023 and September 30, 2022.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
March 31, 2023:
Assets Measured – Recurring Basis:
Securities available for sale:
U.S. Treasury bills and notes	$—	$28,682	$—	$28,682
Agency mortgage-backed	—	27,185	—	27,185
Agency CMO	—	13,852	—	13,852
Privately-issued CMO	—	409	—	409
Privately-issued ABS	—	504	—	504
SBA certificates	—	11,600	—	11,600
Municipal	—	250,657	—	250,657
Subordinated debt	—	2,000	—	2,000
Total securities available for sale	$—	$334,889	$—	$334,889
Residential mortgage loans held for sale	$—	$36,257	$—	$36,257
Derivative assets (included in other assets)	$—	$19	$1,354	$1,373
Equity securities (included in other assets)	$139	$—	$—	$139
Residential mortgage servicing rights	$—	$—	$61,194	$61,194

Liabilities Measured – Recurring Basis:
Derivative liabilities (included in other liabilities)	$—	$541	$7	$548

Assets Measured – Nonrecurring Basis:
Collateral dependent loans:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	—	—	—
SBA commercial real estate	—	—	—	—
Multifamily	—	—	—	—
Commercial business	—	—	29	29
SBA commercial business	—	—	419	419
Consumer	—	—	—	—
Total impaired loans	$—	$—	$448	$448

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six-month period ended March 31, 2023.

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

SBA and Single Tenant Net Lease Loans Held for Sale. SBA and single tenant net lease loans held for sale are carried at the lower of cost or market value. At September 30, 2022, the fair value of SBA loans held for sale was obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and was classified as Level 2 in the fair value hierarchy. The fair value of SBA loans held for sale reflects management’s estimate based on the weighted average price of SBA loans sold to investors during the current quarter, and is classified as Level 3 in the fair value hierarchy. At March 31, 2023, the fair value of single tenant net lease loans held for sale is estimated to approximate carrying value and is classified as Level 3 in the fair value hierarchy. At March 31, 2023 and September 30, 2022, the Company did not have any SBA or single tenant net lease loans held for sale measured at fair value on a nonrecurring basis.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and six-month periods ended March 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2023	2022	2023	2022

Beginning balance	$362	$1,740	$(238)	$1,567
Unrealized gains (losses) recognized in earnings, net of settlements	986	(4,663)	1,586	(4,490)

Ending balance	$1,348	$(2,923)	$1,348	$(2,923)

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Gains recognized in earnings for the six-month period ended March 31, 2023 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $1.3 million.  Losses recognized in earnings for the six-month period ended March 31, 2022 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $2.9 million.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of March 31, 2023 and September 30, 2022.

		Range of Inputs	Range of Inputs
	Significant	(Weighted Average)	(Weighted Average)
	Unobservable	March 31,	September 30,
Financial Instrument	Inputs	2023	2022

Interest rate lock commitments	Pull-through rate	26% - 100% (77%)	50% - 100% (78%)
	Direct costs to close	0.00% - 4.00% (1.11%)	0.00% - 4.00% (0.70%)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The fair value of impaired loans is based on the fair value of the underlying collateral less estimated costs to sell. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy. At March 31, 2023 and September 30, 2022, the significant unobservable inputs used in the fair value measurement of impaired loans were as follows:

Range of Inputs
	Significant	(Weighted Average)	Range of Inputs (Weighted
	Unobservable	March 31,	Average) September 30,
Financial Instrument	Inputs	2023	2022
Impaired loans	Discount from appraised value	0.0% - 50.00% (14.6%)	0.0% - 80.00% (16.4%)
	Estimated costs to sell	0.0% - 6.0% (6.0%)	0.0% - 10.0% (5.9%)

During the three- and six -month periods ended March 31, 2023, the Company recognized provisions for loan losses on impaired loans of $364,000 and $564,000, respectively. During the three- and six-month periods ended March 31, 2022, the Company recognized provisions for loan losses on impaired loans of $457,000 and $1.1 million, respectively.

SBA and Nonresidential Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At March 31, 2023, there were no SBA loan servicing rights measured at fair value. At September 30, 2022, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value were as follows:

	Significant	Range of Inputs (Weighted
	Unobservable	Average) September 30,
Financial Instrument	Inputs	2022
SBA loan servicing rights	Discount rate	6.90% - 25.00% (12.71%)
	Prepayment speed	7.08% - 29.26% (15.27%)

Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company reversed impairment charges of $530,000 and $179,000 on SBA loan servicing rights for the three- and six-month periods ended March 31, 2023 and 2022, respectively.  The Company reversed impairment charges of $47,000 and $6,000 on SBA loan servicing rights for the three- and six-month periods ended March 31, 2022, respectively.

Nonresidential mortgage loan servicing rights represent the value associated with servicing single tenant net lease loans that have been sold. The fair value of nonresidential mortgage loan servicing rights is determined by management on a quarterly basis using a discounted cash flow model, and is classified as Level 3 in the fair value hierarchy. At March 31, 2023 and September 30, 2022, the Company did not have any nonresidential mortgage loan servicing rights measured at fair value on a nonrecurring basis. The Company did not recognize any impairment charges on nonresidential mortgage loan servicing rights for the three- and six-month periods ended March 31, 2023 and 2022.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At March 31, 2023 and September 30, 2022, the Company did not have any other real estate owned measured at fair value on a nonrecurring basis. The Company did not recognize any charges to write down other real estate owned to fair value for the three- and six -month periods ended March 31, 2023 and 2022.

There were no transfers into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three- and six -month period ended March 31, 2023.

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition date of an eligible financial asset or financial liability, and may not be revoked once made.

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of March 31, 2023 and September 30, 2022.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of March 31, 2023 and September 30, 2022.

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	March 31,	March 31,
(In thousands)	2023	2023	Difference

Residential mortgage loans held for sale	$36,257	$35,402	$855

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	September 30,	September 30,
(In thousands)	2022	2022	Difference

Residential mortgage loans held for sale	$38,579	$38,517	$62

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three- and six- month periods ended March 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2023	2022	2023	2022

Gains (losses) – included in mortgage banking income	$282	$(2,544)	$950	$(921)
Interest income	389	959	817	1,953

	$671	$(1,585)	$1,767	$1,032

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

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
March 31, 2023:
Financial assets:
Cash and due from banks	$17,955	$17,955	$—	$—
Interest-bearing deposits with banks	23,855	23,855	—	—
Interest-bearing time deposits	1,626	—	1,626	—
Securities available for sale	334,889	—	334,889	—
Securities held to maturity	1,428	—	1,458	—
Residential mortgage loans held for sale	36,257	—	36,257	—
SBA loans held for sale	12,526	—	—	13,594
Loans, net	1,598,440	—	—	1,505,196
FRB and FHLB stock	23,589	N/A	N/A	N/A
Accrued interest receivable	9,873	—	9,873	—
Residential mortgage loan servicing rights	61,194	—	—	61,194
Nonresidential mortgage loan servicing rights	124	—	—	124
SBA loan servicing rights	3,727	—	—	3,944
Derivative assets (included in other assets)	1,373	—	19	1,354
Equity securities (included in other assets)	139	139	—	—

Financial liabilities:
Deposits	1,542,882	—	—	1,538,368
Borrowings from FHLB	437,795	—	428,680	—
Subordinated notes	50,330	—	49,430	—
Accrued interest payable	2,654	—	2,654	—
Advance payments by borrowers for taxes and insurance	1,093	—	1,093	—
Derivative liabilities (included in other liabilities)	548	—	541	7

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2022:
Financial assets:
Cash and due from banks	$18,312	$18,312	$—	$—
Interest-bearing deposits with banks	23,353	23,353	—	—
Interest-bearing time deposits	1,613	—	1,613	—
Securities available for sale	316,517	—	316,517	—
Securities held to maturity	1,558	—	1,593	—
Residential mortgage loans held for sale	38,579	—	38,579	—
SBA loans held for sale	21,883	—	24,010	—
Loans, net	1,474,544	—	—	1,402,222
FRB and FHLB stock	20,004	N/A	N/A	N/A
Accrued interest receivable	8,332	—	8,332	—
SBA loan servicing rights	3,790	—	—	3,790
Residential mortgage loan servicing rights	63,263	—	—	63,263
Nonresidential mortgage loan servicing rights	141	—	—	141
SBA loan servicing rights	3,790	—	—	3,789
Derivative assets (included in other assets)	1,030	—	872	158
Equity securities (included in other assets)	103	103	—	—

Financial liabilities:
Deposits	1,515,834	—	—	1,510,792
Borrowings from FHLB	307,303	—	302,090	—
Subordinated note	50,217	—	48,685	—
Other borrowings	37,989	—	—	37,989
Accrued interest payable	1,302	—	1,302	—
Advance payments by borrowers for taxes and insurance	1,207	—	1,207	—
Derivative liabilities (included in other liabilities)	427	—	31	396

7.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three- and six- month periods ended March 31, 2023 and 2022. The ESOP trust held 306,202 shares of Company common stock at March 31, 2023 and September 30, 2022.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	Stock Based Compensation Plans

The Company maintains three equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016, and the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan may not exceed 356,058 shares, consisting of 267,043 stock options and 89,015 shares of restricted stock. At March 31, 2023, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan. At March 31, 2023, 4,560 shares of the Company’s common stock were available for issuance under the 2016 Plan, of which 1,500 shares were available for restricted stock and 3,060 shares were available for stock options. At March 31, 2023, 85,058 shares of the Company’s common stock were available for issuance under the 2021 Plan, of which 21,265 shares were available for restricted stock and 63,793 shares were available for stock options. The Company generally issues new shares under the 2016 and 2021 Plans from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

The fair value of options granted during the six-month periods ended March 31, 2023 and 2022 were determined using the following assumptions:

	Six Months Ended
	March 31,
	2023	2022
Expected dividend yield	2.93%	2.32%
Risk-free interest rate	3.94%	1.55%
Expected volatility	27.7%	27.0%
Expected life of options	6.8 years	7.1 years
Weighted average fair value at grant date	$5.71	$7.03

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of stock option activity as of March 31, 2023, and changes during the six-month period then ended is presented below.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Dollars in thousands, except per share data)

Outstanding at beginning of period	351,369	$20.57
Granted	66,000	22.49
Exercised	—	—
Forfeited or expired	(6,000)	26.72
Outstanding at end of period	411,369	$20.79	6.8	$1,662
Vested and expected to vest	411,369	$20.79	6.8	$1,662
Exercisable at end of period	223,830	$17.77	5.2	$1,496

There were no stock options exercised during the six-month periods ended March 31, 2023 and 2022.  The Company recognized compensation expense related to stock options of $71,000 and $154,000 for the three- and six-month periods ended March 31, 2023, respectively.  The Company recognized compensation expense related to stock options of $81,000 and $133,000 for the three- and six-month periods ended March 31, 2022, respectively. At March 31, 2023, there was $1.0 million of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 3.96 years. There was no cash received or tax benefit from the exercise of stock options during the six-month periods ended March 31, 2023 and 2022.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three- and six-month periods ended March 31, 2023 was $96,000 and $199,000, respectively. Compensation expense related to restricted stock recognized for the three- and six-month periods ended March 31, 2022 was $105,000 and $181,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of March 31, 2023 and changes during the six-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2022	51,324	$26.07
Granted	22,000	$22.49
Vested	(16,408)	$25.68
Forfeited	(2,000)	$26.72
Nonvested at March 31, 2023	54,916	$24.73

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

There were 16,408 restricted shares vested during the six-month period ended March 31, 2023 with a total fair value of $369,000. There were 12,225 restricted shares that vested during the six-month period ended March 31, 2022 with a total fair value of $327,000. At March 31, 2023, there was $1.2 million of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 3.91 years.

9.	Derivative Financial Instruments

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

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements. However, the Company has not elected to offset such financial instruments in the consolidated balance sheets. The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. At March 31, 2023 and September 30, 2022, the Company had cash collateral posted with certain derivative counterparties of $1.5 million and $2.4 million, respectively, against its derivative obligations. Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

The tables below provide information on the Company’s derivative financial instruments as of March 31, 2023 and September 30, 2022.

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
(In thousands)	March 31, 2023	March 31, 2023	March 31, 2023

Interest rate lock commitments	$104,374	$1,354	$7
Forward mortgage loan sale contracts	81,250	19	541

	$185,624	$1,373	$548

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	September 30,	September 30,	September 30,
(In thousands)	2022	2022	2022

Interest rate lock commitments	$48,952	$158	$396
Forward mortgage loan sale contracts	60,000	872	31

	$108,952	$1,030	$427

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three-and six- month periods ended March 31, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2023	2022	2023	2022

Interest rate lock commitments	$986	$(4,663)	$1,585	$(4,490)
Forward mortgage loan sale contracts	(431)	12,311	(976)	13,007

	$555	$7,648	$609	$8,517

10.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was 2.50% for 2023 and 2022. The Bank met all capital adequacy requirements to which it was subject as of March 31, 2023 and September 30, 2022.

As of March 31, 2023, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2023:

Total capital (to risk-weighted assets):
Consolidated	$230,902	11.94%	$154,762	8.00%	N/A	N/A
Bank	220,843	11.43	154,550	8.00	$193,188	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$164,114	8.48%	$116,071	6.00%	N/A	N/A
Bank	204,385	10.58	115,913	6.00	$154,550	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$164,114	8.48%	$87,054	4.50%	N/A	N/A
Bank	204,385	10.58 	86,935	4.50	$125,572	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$164,114	7.48%	$87,741	4.00%	N/A	N/A
Bank	204,385	9.31	87,793	4.00	$109,741	5.00%

As of September 30, 2022:

Total capital (to risk-weighted assets):
Consolidated	$224,895	12.33%	$145,973	8.00%	N/A	N/A
Bank	208,280	11.44	145,713	8.00	$182,141	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$159,318	8.73%	$109,480	6.00%	N/A	N/A
Bank	192,920	10.59	109,285	6.00	$145,713	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,318	8.73%	$82,110	4.50%	N/A	N/A
Bank	192,920	10.59	81,963	4.50	$118,392	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$159,318	7.96%	$80,031	4.00%	N/A	N/A
Bank	192,920	9.58	80,555	4.00	$100,693	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update commonly referred to as the current expected credit loss methodology (“CECL”) replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption. Management expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses through retained earnings as of the beginning of the first reporting period in which the new standard is effective; however, the magnitude of the adjustment is unknown. In planning for the implementation of ASU 2016-13, management has evaluated software solutions and has identified and selected a vendor. Management is also running a monthly parallel CECL calculation and is continuing to refine data requirements and loss methodologies.

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

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals
Three Months Ended March 31, 2023:
Net interest income	$13,632	$1,093	$187	$14,912
Provision (credit) for loan losses	422	(50)	—	372
Net interest income after provision	13,210	1,143	187	14,540
Net gains on sales of loans, SBA	—	907	—	907
Mortgage banking income	2	—	4,147	4,149
Noninterest income	1,733	1,636	4,147	7,516
Noninterest expense	10,651	2,662	4,686	17,999
Income (loss) before taxes	4,292	117	(352)	4,057
Income tax expense (benefit)	401	20	(88)	333
Segment profit (loss)	3,891	97	(264)	3,724
Non-cash items:
Depreciation and amortization	541	6	25	572
Segment assets at March 31, 2023	2,051,149	83,506	104,951	2,239,606

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals
Six Months Ended March 31, 2023:
Net interest income	$28,640	$2,088	$445	$31,173
Provision for loan losses	1,123	233	—	1,356
Net interest income after provision	27,517	1,855	445	29,817
Net gains on sales of loans, SBA	—	1,682	—	1,682
Mortgage banking income	(8)	—	6,653	6,645
Noninterest income	3,661	2,390	6,653	12,704
Noninterest expense	20,448	4,586	10,476	35,510
Income (loss) before taxes	10,730	(341)	(3,378)	7,011
Income tax expense (benefit)	1,347	(87)	(844)	416
Segment profit (loss)	9,383	(254)	(2,534)	6,595
Non-cash items:
Depreciation and amortization	1,199	11	52	1,262
Segment assets at March 31, 2023	2,051,149	83,506	104,951	2,239,606

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals
Three Months Ended March 31, 2022:
Net interest income	$11,847	$1,602	$564	$14,013
Provision (credit) for loan losses	(240)	210	—	(30)
Net interest income (loss) after provision	12,087	1,392	564	14,043
Net gains on sales of loans, SBA	—	1,327	—	1,327
Mortgage banking income	2	—	16,252	16,254
Noninterest income	2,163	1,658	16,251	20,072
Noninterest expense	9,811	2,253	13,397	25,461
Income before taxes	4,439	797	3,418	8,654
Income tax expense	330	240	1,049	1,619
Segment profit	4,109	557	2,369	7,035
Non-cash items:
Depreciation and amortization	580	8	42	630
Segment assets at March 31, 2022	1,510,713	112,618	178,613	1,801,944

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals
Six Months Ended March 31, 2022:
Net interest income	$23,342	$3,477	$1,097	$27,916
Provision (credit) for loan losses	(384)	880	—	496
Net interest income after provision	23,726	2,597	1,097	27,420
Net gains on sales of loans, SBA	—	2,963	—	2,963
Mortgage banking income	(2)	—	29,000	28,998
Noninterest income	4,105	3,559	28,999	36,663
Noninterest expense	19,293	4,489	26,531	50,313
Income before taxes	8,538	1,667	3,565	13,770
Income tax expense	830	505	1,095	2,430
Segment profit	7,708	1,162	2,470	11,340
Non-cash items:
Depreciation and amortization	1,130	16	90	1,236
Segment assets at March 31, 2022	1,510,713	112,618	178,613	1,801,944

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three- and six- month periods ended March 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

	(In thousand)
In Scope for ASC 606
Service charges on deposit accounts	$471	$433	$1,029	$867
ATM and interchange fees	586	594	1,325	1,273
Commission income	189	157	317	345
Other	35	34	60	58
Revenue from contracts with customers	1,281	1,218	2,731	2,543

Out of Scope for ASC 606
Gain (loss) on securities	21	(16)	35	—
Gain on sale of SBA loans	907	1,327	1,682	2,963
Gain on sale of single tenant net lease loans	—	557	—	719
Mortgage banking income	4,149	16,254	6,645	28,998
Increase in cash value of life insurance	266	251	491	505
Real estate lease income	117	148	234	296
Loan servicing and other income	775	333	886	639
Other noninterest income	6,235	18,854	9,973	34,120

Total noninterest income	$7,516	$20,072	$12,704	$36,663

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

14.Mortgage Banking Income

The components of mortgage banking income for the three- and six-month periods ended March 31, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

	(In thousands)

Origination and sale of mortgage loans (1)	$1,885	$(118)	$2,617	$4,537
Mortgage brokerage income	167	207	210	538
Net change in fair value of loans held for sale and interest rate lock commitments	1,268	(7,206)	2,535	(7,428)
Realized and unrealized gains (losses) from Forward sales commitments	(431)	12,312	(976)	13,007
Capitalized residential mortgage loan servicing rights	296	3,346	438	7,850
Net change in fair value of residential mortgage loan servicing rights	(1,267)	5,556	(2,507)	6,231
Provisions for loan repurchases and indemnifications	(161)	(78)	(489)	(92)
Net loan servicing income	2,392	2,235	4,817	4,355
Total mortgage banking income	$4,149	$16,254	$6,645	$28,998
(1)	Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.

15.Loss Contingency

The Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessing customer fees related to items presented on accounts with insufficient funds (NSF items). The Company has reached a verbal settlement agreement with the claimant, and the Company has accrued a loss contingency for this pending settlement at March 31, 2023, the amount of which had an immaterial effect on the condensed consolidated financial statements.

The Bank is in discussions with the Federal Reserve Board regarding an alleged violation of law or regulation occurring during 2019. These discussions with the Federal Reserve Board regarding the allegation began in March 2023. The Bank is cooperating with the Federal Reserve Board and continues to review this matter internally and with external legal counsel.  The foregoing could result in enforcement action against the Bank including civil money penalties and remedial measures.  The Bank is unable to estimate a range of potential loss at this time.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, the scope, duration and severity of the COVID-19 pandemic and its effects on our business and operations, our customers, including their ability to make timely payments on loans, our service providers, and on the economy and financial markets, general economic conditions, including the effects of inflation, changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2022 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies; Critical Accounting Estimates

During the six-month period ended March 31, 2023, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2022.

Comparison of Financial Condition at March 31, 2023 and September 30, 2022

Cash and Cash Equivalents. Cash and cash equivalents increased $145,000 from $41.7 million at September 30, 2022 to $41.8 million at March 31, 2023.

Loans. Net loans receivable increased $123.9 million, from $1.47 billion at September 30, 2022 to $1.60 billion at March 31, 2023, primarily due to growth in residential mortgage loans, single tenant net lease commercial real estate loans and other commercial real estate loans, which increased by $77.9 million, $31.0 million, and $15.1 million, respectively.

Loans Held for Sale. Loans held for sale decreased $11.7 million, from $60.5 million at September 30, 2022 to $48.8 million at March 31, 2023, due to a decrease in residential mortgage loans held for sale of $2.3 million and a decrease in SBA loans held for sale of $9.4 million.  The decreases in residential mortgage loans held for sale and SBA loans held for sale were due to loan sales outpacing originations during the period.

Securities Available for Sale. Securities available for sale increased $18.4 million, from $316.5 million at September 30, 2022 to $334.9 million at March 31, 2023, due to increases in fair value of $16.3 million due to decreases in market interest rates and purchases of $9.3 million, partially offset by calls and maturities of $6.3 million and principal repayments of $2.5 million.

Securities Held to Maturity. Investment securities held to maturity decreased $130,000 from $1.6 million at September 30, 2022 to $1.4 million at March 31, 2023, due primarily to calls and maturities during the period.

Mortgage Servicing Rights. Residential mortgage loan servicing rights decreased $2.1 million, from $63.3 million at September 30, 2022 to $61.2 million at March 31, 2023, primarily due to changes in fair value related to loan repayments of $2.1 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Deposits. Total deposits increased $27.0 million, from $1.52 billion at September 30, 2022 to $1.54 billion at March 31, 2023, primarily due to a $44.2 million increase in brokered deposits, partially offset by a $21.3 million decrease in non-interest bearing deposits during the period due primarily to customary seasonal outflows of public fund deposits.

FHLB Borrowings. Borrowings from the FHLB increased $130.5 million, from $307.3 million at September 30, 2022 to $437.8 million at March 31, 2023.  The increase in borrowings was primarily used to fund loan growth during the period.

Equity. Stockholders’ equity attributable to the Company increased $15.3 million from $151.6 million at September 30, 2022 to $166.9 million at March 31, 2023, due primarily to a decrease in accumulated other comprehensive loss of $12.9 million due to declining intermediate and longer-term market interest rates during the period and retained net income of $4.7 million.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Overview. The Company reported net income of $3.7 million, or $0.54 per diluted share, for the three-month period ended March 31, 2023 compared to net income of $7.0 million, or $0.98 per diluted share, for the three-month period ended March 31, 2022.

Net Interest Income. Net interest income increased $899,000, or 6.4%, for the three-month period ended March 31, 2023 as compared to the same period in 2022.  Average interest-earning assets increased $465.3 million and average interest-bearing liabilities increased $449.0 million when comparing the two periods.  The tax-equivalent net interest margin was 3.06% for 2023 compared to 3.68% for 2022.

Total interest income increased $9.0 million when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $465.3 million, from $1.56 billion for 2022 to $2.02 billion for 2023, and an increase in the average tax equivalent yield on interest-earning assets from 4.14% for 2022 to 5.01% for 2023.  The increase in the average balance of interest-earning assets was due to increases in the average balance of investment securities and total loans of $139.3 million and $330.1 million, respectively. The increase in the average tax equivalent yield was due primarily to higher market interest rates from investment securities and loans in 2023 as compared to 2022.

Total interest expense increased $8.1 million due to an increase in the average balance of interest-bearing liabilities of $449.0 million, from $1.23 billion for 2022 to $1.68 billion for 2023, and an increase in the average cost of interest-bearing liabilities from 0.58% for 2022 to 2.36% for 2023.   The increase in the average cost of interest-bearing liabilities for 2023 was due primarily to higher rates paid for FHLB borrowings, brokered deposits and money market accounts during the period primarily due to the increase in short-term market interest rates.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended March 31, 2023 and 2022. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Three Months Ended March 31,
	2023			2022
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$27,649	$192	2.78%	$36,029	$13	0.14%
Loans, excluding PPP loans	1,620,589	21,337	5.27	1,268,983	13,745	4.33
PPP loans	558	2	1.43	22,066	258	4.68
Investment securities - taxable	110,373	957	3.47	50,165	420	3.35
Investment securities - nontaxable	242,530	2,533	4.18	163,472	1,571	3.84
FRB and FHLB stock	23,289	364	6.25	19,021	146	3.07
Total interest-earning assets	2,024,988	25,385	5.01	1,559,736	16,153	4.14

Noninterest-earning assets	163,982			185,969
Total assets	$2,188,970			$1,745,705

Liabilities and equity:
NOW accounts	$339,125	$511	0.60%	$323,728	$275	0.34%
Money market deposit accounts	235,320	1,125	1.91	230,381	210	0.36
Savings accounts	168,026	27	0.06	169,596	26	0.06
Time deposits	508,609	4,602	3.62	198,432	227	0.46
Total interest-bearing deposits	1,251,080	6,265	2.00	922,137	738	0.32

FHLB borrowings	374,593	2,915	3.11	280,190	681	0.97
Subordinated debt and other borrowings	50,293	719	5.72	24,592	369	6.00
Total interest-bearing liabilities	1,675,966	9,899	2.36	1,226,919	1,788	0.58

Noninterest-bearing deposits	313,969			298,101
Other noninterest-bearing liabilities	36,321			36,022
Total liabilities	2,026,256			1,561,042

Total stockholders’ equity	162,714			184,663

Total liabilities and equity	$2,188,970			$1,745,705
Net interest income (taxable equivalent basis)		15,486			14,365
Less: taxable equivalent adjustment		(574)			(352)
Net interest income		$14,912			$14,013
Interest rate spread (taxable equivalent basis)			2.65%			3.56%
Net interest margin (taxable equivalent basis)			3.06%			3.68%
Average interest-earning assets to average interest-bearing liabilities			120.83%			127.13%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended March 31, 2023 and 2022. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended March 31, 2023
	Compared to
	Three Months Ended March 31, 2022
	Increase (Decrease)
	Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$210	$(31)	$179
Loans, excluding PPP loans	3,373	4,219	7,592
PPP loans	(92)	(164)	(256)
Investment securities - taxable	24	513	537
Investment securities - nontaxable	169	793	962
FRB and FHLB stock	168	50	218
Total interest-earning assets	3,852	5,380	9,232

Interest expense:
Deposits	4,573	954	5,527
Borrowings from FHLB	1,753	481	2,234
Subordinated debt	(27)	377	350
Total interest-bearing liabilities	6,299	1,812	8,111

Net increase (decrease) in net interest income (taxable equivalent basis)	$(2,447)	$3,568	$1,121

Provision for Loan Losses. The Company recognized a provision for loan losses of $372,000 for the three-month period ended March 31, 2023, primarily due to loan portfolio growth, compared to a credit for loan losses of $30,000 for the same period in 2022.

The Company recognized net charge-offs of $6,000 for the three-month period ended March 31, 2023 compared to net charge-offs of $275,000 for the same period in 2022.

Noninterest Income. Noninterest income decreased $12.6 million for the three-month period ended March 31, 2023 as compared to the same period in 2022.  The decrease was due primarily to decreases in mortgage banking income, net gain on sale of single tenant net lease loans and net gain on sale of SBA loans of $12.1 million, $557,000 and $420,000, respectively.  The decrease in mortgage banking income was primarily due to a $12.7 million decrease in realized and unrealized hedging gains, a $3.1 million decrease in capitalized residential mortgage loan servicing rights, and a $1.3 million decrease in the fair value of the residential mortgage loan servicing rights portfolio in 2023 as compared to a $5.6 million increase in fair value recognized in 2022, partially offset by a $2.0 million increase in production revenue from originations for sale in 2023 and a $1.3 million increase in the fair value of loans held for sale and interest rate lock commitments in 2023 as compared to a $7.2 million decrease in fair value recognized in 2022.  Mortgage loans originated for sale were $115.0 million in the three months ended March 31, 2023 as compared to $459.4 million for the same period in 2022.  The decrease in net gain on sales of SBA loans was due primarily to decreases in production and sales volume from the SBA lending segment, and lower premiums in the secondary market.  There were no sales of single tenant net lease loans during the 2023 period.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Expense. Noninterest expense decreased $7.5 million for the three-month period ended March 31, 2023 as compared to the same period in 2022.  The decrease was due primarily to a decrease in compensation and benefits of $7.1 million.  The decrease in compensation and benefits expense was due primarily to a reduction in staff and incentive compensation for the Company’s mortgage banking segment as a result of decreased mortgage banking income.

Income Tax Expense. The Company recognized an income tax expense of $333,000 for the three-month period ended March 31, 2023 as compared to income tax expense of $1.6 million for the same period in 2022.  The effective tax rate for 2023 was 8.2%, which was a decrease from the effective tax rate of 18.7% for 2022.  The decrease was due to recognition of investment tax credits related to solar projects in 2023 and lower pre-tax income in 2023 as compared to 2022.

Results of Operations for the Six Months Ended March 31, 2023 and 2022

Overview.  The Company reported net income of $6.6 million, or $0.95 per diluted share, for the six-month period ended March 31, 2023 compared to net income of $11.3 million, or $1.58 per diluted share, for the six-month period ended March 31, 2022.

Net Interest Income.  Net interest income increased $3.3 million, or 11.7%, for the six-month period ended March 31, 2023 as compared to the same period in 2022.  Average interest-earning assets increased $457.3 million and average interest-bearing liabilities increased $431.9 million when comparing the two periods.  The tax-equivalent net interest margin was 3.23% for 2023 compared to 3.71% for 2022.

Total interest income increased $16.7 million when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $457.3 million, from $1.54 billion for 2022 to $2.00 billion for 2023, and an increase in the average tax equivalent yield on interest-earning assets from 4.18% for 2022 to 4.94% for 2023.  The increase in the average balance of interest-earning assets was due to increases in the average balance of investment securities and total loans of $145.8 million and $320.0 million, respectively. The increase in the average tax equivalent yield was due primarily to higher market interest rates from investment securities and loans in 2023 as compared to 2022.

Total interest expense increased $13.5 million due to an increase in the average balance of interest-bearing liabilities of $431.9 million, from $1.21 billion for 2022 to $1.64 billion for 2023, and an increase in the average cost of interest-bearing liabilities from 0.60% for 2022 to 2.08% for 2023.   The increase in the average cost of interest-bearing liabilities for 2023 was due primarily to higher rates paid for FHLB borrowings, brokered deposits and money market deposit accounts primarily due to the increase in market interest rates.

Average Balance Sheets.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the six-month periods ended March 31, 2023 and 2022.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Average balances presented are daily averages.  Nonaccrual loans are included in average balances only.  Loan fees are included in interest income on loans and are not material.  Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Six Months Ended March 31,
	2023			2022
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$23,468	$336	2.86%	$34,531	$27	0.16%
Loans, excluding PPP loans	1,601,355	41,556	5.19	1,245,172	27,169	4.36
PPP loans	601	5	1.66	36,782	853	4.64
Investment securities – taxable	111,164	1,912	3.44	48,927	825	3.37
Investment securities – nontaxable	242,011	5,038	4.16	158,407	3,080	3.89
FRB and FHLB stock	21,658	584	5.39	19,141	295	3.08
Total interest-earning assets	2,000,257	49,431	4.94	1,542,960	32,249	4.18

Noninterest-earning assets	154,330			183,221
Total assets	$2,154,587			$1,726,181

Liabilities and equity:
NOW accounts	$344,300	$934	0.54%	$322,605	$590	0.37%
Money market deposit accounts	235,253	1,920	1.63	228,209	422	0.37
Savings accounts	169,824	54	0.06	166,731	52	0.06
Time deposits	482,666	7,515	3.11	200,124	485	0.48
Total interest-bearing deposits	1,232,043	10,423	1.69	917,669	1,549	0.34

FHLB borrowings	342,521	4,834	2.82	272,318	1,411	1.04
Subordinated debt and other borrowings	69,507	1,864	5.36	22,205	687	6.19
Total interest-bearing liabilities	1,644,071	17,121	2.08	1,212,192	3,647	0.60

Noninterest-bearing deposits	321,166			294,235
Other noninterest-bearing liabilities	31,531			36,316
Total liabilities	1,996,768			1,524,743

Total stockholders’ equity	157,819			183,438

Total liabilities and equity	$2,154,587			$1,726,181
Net interest income (taxable equivalent basis)		32,310			28,602
Less: taxable equivalent adjustment		(1,137)			(686)
Net interest income		$31,173			$27,916
Interest rate spread (taxable equivalent basis)			2.86%			3.58%
Net interest margin (taxable equivalent basis)			3.23%			3.71%
Average interest-earning assets to average interest-bearing liabilities			121.66%			127.29%

Rate/Volume Analysis.  The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the six-month periods ended March 31, 2023 and 2022.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Six Months Ended March 31, 2023
	Compared to
	Six Months Ended March 31, 2022
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$393	$(84)	$309
Loans, excluding PPP loans	5,883	8,504	14,387
PPP loans	(278)	(570)	(848)
Investment securities – taxable	27	1,060	1,087
Investment securities – nontaxable	275	1,683	1,958
FRB and FHLB stock	236	53	289
Total interest-earning assets	6,536	10,646	17,182

Interest expense:
Deposits	7,279	1,595	8,874
Borrowings from FHLB	2,746	677	3,423
Subordinated debt	(189)	1,366	1,177
Total interest-bearing liabilities	9,836	3,638	13,474

Net increase (decrease) in net interest income (taxable equivalent basis)	$(3,300)	$7,008	$3,708

Provision for Loan Losses.  The Company recognized a provision for loan losses of $1.4 million for the six-month period ended March 31, 2023, primarily due to loan portfolio growth, compared to a provision of $496,000 for the same period in 2022.

The Company recognized net charge-offs of $258,000 for the six-month period ended March 31, 2023, of which $238,000 was related to unguaranteed portions of SBA loans, compared to net charge-offs of $322,000 in 2022, of which $292,000 was related to unguaranteed portions of SBA loans.

Noninterest Income.  Noninterest income decreased $24.0 million for the six-month period ended March 31, 2023 as compared to the same period in 2022.  The decrease was due primarily to decreases in mortgage banking income, net gain on sale of SBA loans, and net gain on sale of single tenant net lease loans of $22.4 million, $1.3 million, and $719,000, respectively.  The decrease in mortgage banking income was primarily due to a $14.0 million decrease in realized and unrealized hedging gains, a $7.4 million decrease in capitalized residential mortgage loan servicing rights, $1.9 million decrease in production revenue, and a $2.5 million decrease in the fair value of the residential mortgage loan servicing rights portfolio in 2023 as compared to a $6.2 million increase in fair value recognized in 2022, partially offset by a $2.5 million increase in the fair value of loans held for sale and interest rate lock commitments in 2023 as compared to a $7.4 million decrease in fair value recognized in 2022.  Mortgage loans originated for sale were $192.6 million in the six months ended March 31, 2023 as compared to $1.0 billion in 2022.  The decrease in net gain on sales of SBA loans was due primarily to decreases in production and sales volume from the SBA lending segment, and lower premiums in the secondary market.  There were no sales of single tenant net lease loans during the 2023 period.

Noninterest Expense.  Noninterest expense decreased $14.8 million for the six-month period ended March 31, 2023 as compared to the same period in 2022.  The decrease was due primarily to a decrease in compensation and benefits, professional fees and advertising expense of $13.7 million, $992,000 and $857,000, respectively.  The decrease in compensation and benefits expense was due primarily to a reduction in staff and incentive compensation for the Company’s mortgage banking segment as a result of decreased mortgage banking income.  The decreases in professional fees and advertising expense were related to the reduced activity and loan origination volume of the mortgage banking segment.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Income Tax Expense.  The Company recognized an income tax expense of $416,000 for the six-month period ended March 31, 2023 as compared to income tax expense of $2.4 million for the same period in 2022.  The effective tax rate for 2023 was 5.9%, which was a decrease from the effective tax rate of 17.6% for 2022.  The decrease was due to recognition of investment tax credits related to solar projects in 2023 and lower pre-tax income in 2023 as compared to 2022.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At March 31, 2023, the Bank had cash and cash equivalents of $41.8 million and securities available-for-sale with a fair value of $334.9 million, including $276.6 million that are unpledged. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on federal funds purchased lines of credit facilities with other financial institutions and additional collateral eligible for repurchase agreements. At March 31, 2023, the Bank had the ability to borrow a total of $576.1 million from the FHLB, of which $437.8 million was borrowed and outstanding.  In addition, the Bank had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at March 31, 2023.  The Bank also had two other federal funds line of credit facilities with other financial institutions from which we had the ability to borrow an additional $22 million and $15 million, respectively.  The Bank did not have any outstanding federal funds purchased at March 31, 2023.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. If these maturing deposits do not remain with the Bank, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Deposits exceeding the FDIC insurance amount of $250,000 as of March 31, 2023 were not greater than $212.6 million, or 13.8% of total deposits.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank and the Captive.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At March 31, 2023, the Company (unconsolidated basis) had liquid assets of $12.0 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  As of March 31, 2023, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.31%, 10.58%, 10.58% and 11.43%, respectively.  The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under prompt corrective action provisions. At March 31, 2023, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six-month period ended March 31, 2023, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

	At March 31, 2023		At September 30, 2022
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(6,962)	(11.86)%	$(15,503)	(27.12)%
200bp	(4,258)	(7.25)	(8,858)	(15.50)
100bp	(2,036)	(3.47)	(3,224)	(5.64)
(100)bp	1,614	2.75	2,819	4.93
(200)bp	2,130	3.63	5,095	8.91

At March 31, 2023, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $2.0 million, or 3.47%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 7.25% and 11.86%, respectively. An immediate and sustained decrease in rates of 1.00% will increase our net interest income by $1.6 million, or 2.75%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to increase by 3.63%.

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

Due to the material weaknesses in internal control over financial reporting identified and described below, management has evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023 and has concluded that the Company’s internal control over financial reporting was not effective as of that date because of the material weaknesses.

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

During the quarter ended March 31, 2023, management continued taking steps to remediate the material weaknesses by adding a second level of review by executive management of the significant other assets and other liabilities account reconciliation process and the review of all changes made to participation loan sales contracts by outside legal counsel. Management also intends to provide additional training and management oversight related to these areas.

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Bank is in discussions with the Federal Reserve Board regarding an alleged violation of law or regulation occurring during 2019. These discussions with the Federal Reserve Board regarding the allegation began in March 2023. The Bank is cooperating with the Federal Reserve Board and continues to review this matter internally and with external legal counsel.  The foregoing could result in enforcement action against the Bank including civil money penalties and remedial measures.  The Bank is unable to estimate a range of potential loss at this time.

As previously discussed in Note 15 of the Condensed Consolidated Financial Statements, the Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessment of customer fees related to items presented on accounts with insufficient funds (NSF items).

Other than the matters noted in the paragraphs above, the Company is not a party to any legal proceedings.  Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2022 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, as amended. However, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Our stock price may be negatively impacted by recent unrelated bank failures and negative depositor confidence in depository institutions.  Further, if we are unable to adequately manage our liquidity, interest rate risk, and capital levels, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.

The recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank have led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.  These events have led to a greater focus by investors and bank regulators on financial institutions’ on-balance sheet liquidity and funding sources, deposit composition, including the amount of uninsured deposits, capital levels, and liquidity and interest rate risk management practices.  If we are unable to adequately manage our liquidity and interest rate management and capital levels, it may have a material adverse effect on our financial condition and results of operations.

Failure to address the federal debt ceiling in a timely manner, downgrade of the U.S. credit rating, and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may adversely affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks.  Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings.  Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future funding costs.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended March 31, 2023:

			(c)	(d)
			Total number of shares	Maximum number (or
	(a)	(b)	(or units) purchased as	appropriate dollar value) of
	Total number of	Average price	part of publicly	shares (or units) that may yet
	shares (or units)	paid per share	announced plans or	be purchased under the plans
Period	purchased	(or unit)	programs (1)	or programs
January 1, 2023 through January 31, 2023	—	$—	—	77,548
February 1, 2023 through February 28, 2023	50,000	$19.55	50,000	27,548
March 1, 2023 through March 31, 2023	—	$—	—	27,548
Total	50,000	$19.55	50,000	27,548
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated May 10, 2023	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated May 10, 2023	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer