Form 10-Q
period 2023-06-30
First Savings Financial Group, Inc.
filed 2023-08-09
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2023 was 6,865,921.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2023	2022
ASSETS
Cash and due from banks	$23,722	$18,312
Interest-bearing deposits with banks	18,753	23,353
Total cash and cash equivalents	42,475	41,665

Interest-bearing time deposits	980	1,613
Debt securities available for sale, at fair value	248,397	316,517
Debt securities held to maturity	1,391	1,558

Loans held for sale, residential mortgage, at fair value	50,066	38,579
Loans held for sale, Small Business Administration	13,076	21,883
Loans, net of allowance for loan losses of $16,838 at June 30, 2023 and $15,360 at September 30, 2022	1,691,289	1,474,544
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	24,939	20,004
Premises and equipment, net	27,999	27,100
Other real estate owned, held for sale	233	203
Accrued interest receivable:
Loans	7,218	5,379
Securities	3,243	2,953
Cash surrender value of life insurance	45,915	45,145
Goodwill	9,848	9,848
Core deposit intangibles	614	775
Residential mortgage loan servicing rights, at fair value	60,649	63,263
Nonresidential mortgage loan servicing rights	116	141
SBA loan servicing rights	3,374	3,790
Other assets	28,599	18,765

Total Assets	$2,260,421	$2,093,725

LIABILITIES
Deposits:
Noninterest-bearing	$315,602	$340,172
Interest-bearing	1,344,163	1,175,662
Total deposits	1,659,765	1,515,834

Federal Home Loan Bank borrowings	345,000	307,303
Other borrowings	48,387	88,206
Accrued interest payable	5,782	1,302
Advance payments by borrowers for taxes and insurance	907	1,207
Accrued expenses and other liabilities	35,512	28,308
Total Liabilities	2,095,353	1,942,160

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share;authorized 20,000,000 shares; issued 7,777,271 shares at June 30, 2023 (7,757,271 at September 30, 2022); outstanding 6,865,921 shares at June 30, 2023 (6,970,631 shares at September 30, 2022)	78	78
Additional paid-in capital	27,440	26,770
Retained earnings - substantially restricted	168,015	161,927
Accumulated other comprehensive loss	(17,565)	(27,079)
Unearned stock compensation	(1,113)	(969)
Less treasury stock, at cost - 911,350 shares (786,640 shares at September 30, 2022)	(11,787)	(9,162)
Total Stockholders’ Equity	165,068	151,565

Total Liabilities and Stockholders’ Equity	$2,260,421	$2,093,725

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022

INTEREST INCOME
Loans, including fees	$23,184	$15,934	$64,666	$43,917
Securities:
Taxable	984	769	2,896	1,594
Tax-exempt	1,940	1,570	5,920	4,003
Dividend income	423	169	1,007	464
Interest-bearing deposits with banks	267	37	603	64
Total interest income	26,798	18,479	75,092	50,042

INTEREST EXPENSE
Deposits	7,791	1,047	18,214	2,596
Federal Home Loan Bank borrowings	3,446	811	8,280	2,222
Other borrowings	696	710	2,560	1,397
Total interest expense	11,933	2,568	29,054	6,215

Net interest income	14,865	15,911	46,038	43,827
Provision for loan losses	441	532	1,797	1,028

Net interest income after provision for loan losses	14,424	15,379	44,241	42,799

NONINTEREST INCOME
Service charges on deposit accounts	509	462	1,538	1,329
ATM and interchange fees	615	774	1,940	2,047
Net gain (loss) on sales of available for sale securities	(540)	476	(540)	476
Net unrealized gain (loss) on equity securities	11	(11)	46	(11)
Other than temporary impairment loss on securities	—	—	(28)	—
Net gain on sales of loans, Small Business Administration	497	486	2,179	3,449
Net gain on sales of loans, single tenant net lease	—	—	—	719
Mortgage banking income	4,668	7,093	11,313	36,091
Increase in cash surrender value of life insurance	279	277	770	782
Commission income	247	177	564	522
Real estate lease income	119	155	353	451
Net gain on premises and equipment	—	—	29	—
Income from tax credit investment	—	—	—	10
Gain from repurchase of subordinated debt	660	—	660	—
Other income	131	144	1,076	831
Total noninterest income	7,196	10,033	19,900	46,696

NONINTEREST EXPENSE
Compensation and benefits	11,138	15,215	32,230	49,982
Occupancy and equipment	2,277	2,069	6,057	6,261
Data processing	1,020	679	2,780	1,957
Advertising	536	806	1,473	2,600
Professional fees	1,360	1,410	2,931	3,973
FDIC insurance premiums	488	121	1,165	346
Other operating expenses	2,146	2,535	7,839	8,029
Total noninterest expense	18,965	22,835	54,475	73,148
Income before income taxes	2,655	2,577	9,666	16,347
Income tax expense (benefit)	331	(61)	747	2,369
Net Income	$2,324	$2,638	$8,919	$13,978

Net income per share:
Basic	$0.34	$0.37	$1.30	$1.97
Diluted	$0.34	$0.37	$1.29	$1.95

Weighted average shares outstanding:
Basic	6,816,608	7,073,204	6,858,739	7,082,034
Diluted	6,819,748	7,145,288	6,893,766	7,166,632

Dividends per share	$0.14	$0.13	$0.41	$0.38

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022

Net Income	$2,324	$2,638	$8,919	$13,978

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(4,819)	(13,732)	11,458	(26,689)
Income tax (expense) benefit	1,026	2,884	(2,393)	5,605
Net of tax amount	(3,793)	(10,848)	9,065	(21,084)

Less: reclassification adjustment for realized (gains) losses included in net income	540	(476)	540	(476)
Income tax (expense) benefit	(113)	100	(113)	100
Net of tax amount	427	(376)	427	(376)

Less: reclassification adjustment for other-than-temporary impairment loss on securities included in net income	—	—	28	—
Income tax benefit	—	—	(6)	—
Net of tax amount	—	—	22	—

Other Comprehensive Income (Loss)	(3,366)	(11,224)	9,514	(21,460)

Comprehensive Income (Loss)	$(1,042)	$(8,586)	$18,433	$(7,482)

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned
	Common	Additional	Retained	Comprehensive	Stock	Treasury
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Three Months Ended June 30, 2022:
Balances at April 1, 2022	$78	$27,076	$159,732	$(1,336)	$(1,180)	$(4,417)	$179,953

Net income	—	—	2,638	—	—	—	2,638

Other comprehensive loss	—	—	—	(11,224)	—	—	(11,224)

Common stock dividends - $0.13 per share	—	—	(932)	—	—	—	(932)

Stock compensation expense	—	82	—	—	105	—	187

Purchase of 59,120 treasury shares	—	—	—	—	—	(1,409)	(1,409)

Balances at June 30, 2022	$78	$27,158	$161,438	$(12,560)	$(1,075)	$(5,826)	$169,213

Three Months Ended June 30, 2023:
Balances at April 1, 2023	$78	$27,365	$166,652	$(14,199)	$(1,211)	$(11,787)	$166,898

Net income	—	—	2,324	—	—	—	2,324

Other comprehensive loss	—	—	—	(3,366)	—	—	(3,366)

Common stock dividends - $0.14 per share	—	—	(961)	—	—	—	(961)

Stock compensation expense	—	75	—	—	98	—	173

Balances at June 30, 2023	$78	$27,440	$168,015	$(17,565)	$(1,113)	$(11,787)	$165,068

Nine Months Ended June 30, 2022:
Balances at October 1, 2021	$78	$25,721	$150,185	$8,900	$(138)	$(4,369)	$180,377

Net income	—	—	13,978	—	—	—	13,978

Other comprehensive loss	—	—	—	(21,460)	—	—	(21,460)

Common stock dividends - $0.38 per share	—	—	(2,725)	—	—	—	(2,725)

Restricted stock forfeitures - 45,750 shares	—	1,222	—	—	(1,222)	—	—

Stock compensation expense	—	215	—	—	285	—	500

Purchase of 60,932 treasury shares	—	—	—	—	—	(1,457)	(1,457)

Balances at June 30, 2022	$78	$27,158	$161,438	$(12,560)	$(1,075)	$(5,826)	$169,213

Nine Months Ended June 30, 2023:
Balances at October 1, 2022	$78	$26,770	$161,927	$(27,079)	$(969)	$(9,162)	$151,565

Net income	—	—	8,919	—	—	—	8,919

Other comprehensive income	—	—	—	9,514	—	—	9,514

Common stock dividends - $0.41 per share	—	—	(2,831)	—	—	—	(2,831)

Restricted stock grants - 22,000 shares	—	495	—	—	(495)	—	—

Restricted stock forfeitures - 2,000 shares	—	(53)	—	—	53	—	—

Stock compensation expense	—	228	—	—	298	—	526

Purchase of 124,710 treasury shares	—	—	—	—	—	(2,625)	(2,625)

Balances at June 30, 2023	$78	$27,440	$168,015	$(17,565)	$(1,113)	$(11,787)	$165,068

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,919	$13,978
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,797	1,028
Depreciation and amortization	1,907	1,850
Amortization of premiums and accretion of discounts on securities, net	510	679
Amortization and accretion of fair value adjustments on loans, net	(1,285)	(1,176)
Loans originated for sale, residential mortgage	(392,217)	(1,485,308)
Loans originated for sale, Small Business Administration	(24,851)	—
Proceeds on sales of loans, residential mortgage	382,694	1,561,351
Proceeds on sales of loans, Small Business Administration	35,910	—
Net realized and unrealized (gain) loss on loans held for sale	(3,566)	11,928
Capitalization of loan servicing rights	(1,808)	(11,513)
Net change in value of residential mortgage loan servicing rights	3,816	(4,679)
Net change in value of SBA and nonresidential mortgage loan servicing rights	1,047	1,169
Net (gain) loss on sales of available for sale securities	540	(476)
Other than temporary impairment loss on securities	28	—
Increase in cash surrender value of life insurance	(770)	(782)
Net (gain) loss on equity securities	(46)	11
Net gain on sale of premises and equipment	(29)	—
Gain from repurchase of subordinated debt	(660)	—
Income from tax credit investments	—	(10)
Deferred income taxes	(2,590)	3,356
Stock compensation expense	526	500
Increase in accrued interest receivable	(2,129)	(1,586)
Increase in accrued interest payable	4,480	462
Change in other assets	(5,447)	3,360
Change in other liabilities	7,204	(5,586)
Net Cash Provided By Operating Activities	13,980	88,556

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(490)	—
Proceeds from maturities of interest-bearing time deposits	1,115	595
Purchase of securities available for sale	(11,664)	(177,646)
Proceeds from sales of securities available for sale	78,003	33,494
Principal collected and proceeds from maturities of securities available for sale	12,741	16,114
Proceeds from maturities of securities held to maturity	159	172
Net increase in loans	(217,981)	(253,166)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	15	592
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(4,950)	(1,038)
Proceeds from life insurance	—	575
Purchase of premises and equipment	(2,524)	(329)
Investement in partnership interests	(4,107)	(340)
Net Cash Used In Investing Activities	(149,683)	(380,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	143,931	118,127
Net increase (decrease) in Federal Home Loan Bank line of credit	(12,303)	29,098
Proceeds from Federal Home Loan Bank advances	7,155,000	600,000
Repayment of Federal Home Loan Bank advances	(7,105,000)	(475,000)
Repurchase of subordinated debt	(1,340)	—
Net proceeds from issuance of subordinated note	—	30,258
Net decrease in other borrowings	(37,989)	—
Net decrease in advance payments by borrowers for taxes and insurance	(300)	(960)
Taxes paid on stock award shares for employees	(30)	(48)
Purchase of treasury shares	(2,625)	(1,434)
Dividends paid on common stock	(2,831)	(3,580)
Net Cash Provided By Financing Activities	136,513	296,461

Net Increase in Cash and Cash Equivalents	810	4,040

Cash and cash equivalents at beginning of year	41,665	33,428

Cash and Cash Equivalents at End of Period	$42,475	$37,468

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$24,574	$5,753
Income taxes	57	77

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

The Captive, which is a wholly-owned insurance subsidiary of the Company, is a Nevada corporation that provides property and casualty insurance to the Company, the Bank and the Bank’s active subsidiaries. In addition, the Captive provides reinsurance to 11 other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. The Company plans to dissolve the Captive during the quarter ending September 30, 2023.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2023, the results of operations for the three- and nine-month periods ended June 30, 2023 and 2022, and the cash flows for the nine-month periods ended June 30, 2023 and 2022. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited condensed consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Nonaccrual Loans

The recognition of income on a loan is discontinued and previously accrued interest is reversed when interest or principal payments become 90 days past due unless, in the opinion of management, the outstanding interest remains collectible and is well secured and in process of collection. Past due status is determined based on contractual terms. Generally, by applying the cash receipts method, interest income on nonaccrual loans is subsequently recognized only as received until the loan is returned to accrual status. The cash receipts method is used when the likelihood of further loss on the loan is remote. Otherwise, the Company applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance until the

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

loan qualifies for return to accrual status. Interest income on impaired loans is recognized using the cost recovery method, unless the likelihood of further loss is considered remote.

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

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the nine-month period ended June 30, 2023.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
June 30, 2023:
Debt securities available for sale:

U.S. Treasury bills and notes	$31,798	$—	$3,329	$28,469
Agency mortgage-backed	29,235	1	2,917	26,319
Agency CMO	14,206	—	1,030	13,176
Privately-issued CMO	432	3	27	408
Privately-issued ABS	458	14	3	469
SBA certificates	11,707	—	462	11,245
Municipal bonds	180,814	293	14,452	166,655
Other	2,000	—	344	1,656

Total debt securities available for sale	$270,650	$311	$22,564	$248,397

Debt securities held to maturity:

Agency mortgage-backed	$37	$—	$1	$36
Municipal bonds	1,354	21	—	1,375

Total debt securities held to maturity	$1,391	$21	$1	$1,411

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
September 30, 2022:
Debt securities available for sale:

U.S. Treasury bills and notes	$30,809	$—	$3,514	$27,295
Agency mortgage-backed	30,786	3	3,289	27,500
Agency CMO	15,562	—	741	14,821
Privately-issued CMO	495	4	29	470
Privately-issued ABS	561	16	8	569
SBA certificates	12,255	1	244	12,012
Municipal bonds	260,326	167	26,643	233,850

Total debt securities available for sale	$350,794	$191	$34,468	$316,517

Debt securities held to maturity:

Agency mortgage-backed	$45	$—	$—	$45
Municipal bonds	1,513	35	—	1,548

Total debt securities held to maturity	$1,558	$35	$—	$1,593

The amortized cost and fair value of investment securities as of June 30, 2023 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$4,570	$4,538	$251	$253
Due after one year through five years	9,576	9,466	694	704
Due after five years through ten years	48,048	43,969	409	418
Due after ten years	152,418	138,807	—	—
CMO	14,638	13,584	—	—
ABS	458	469	—	—
SBA certificates	11,707	11,245	—	—
Mortgage-backed securities	29,235	26,319	37	36

	$270,650	$248,397	$1,391	$1,411

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Information pertaining to investment securities with gross unrealized losses at June 30, 2023 and September 30, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses

	(Dollars in thousands)
June 30, 2023:
Debt securities available for sale:
Continuous loss position less than twelve months:
U.S. Treasury bills and notes	3	$879	$5
Agency mortgage-backed	6	4,999	186
Agency CMO	2	5,328	320
SBA certificates	2	10,339	445
Municipal bonds	36	39,369	966
Other	1	1,656	344

Total less than twelve months	50	62,570	2,266

Continuous loss position more than twelve months:
U.S. Treasury bills and notes	7	27,590	3,324
Agency mortgage-backed	10	21,007	2,731
Agency CMO	13	7,848	710
Privately-issued CMO	2	387	27
Privately-issued ABS	1	226	3
SBA certificates	1	896	17
Municipal bonds	101	92,677	13,486

Total more than twelve months	135	150,631	20,298

Total debt securities available for sale	185	$213,201	$22,564

Debt securities held to maturity:
Continuous loss position less than twelve months:
Total less than twelve months	—	—	—
Continuous loss position more than twelve months: Agency mortgage-backed	1	19	1
Total more than twelve months	1	19	1
Total debt securities held to maturity	1	$19	$1

September 30, 2022:
Debt securities available for sale:
Continuous loss position less than twelve months:
U.S. Treasury bills and notes	7	$27,295	$3,514
Agency mortgage-backed	14	24,987	2,749
Agency CMO	12	8,896	551
Privately-issued CMO	2	424	20
SBA certificates	1	10,775	225
Municipal bonds	259	193,002	24,922

Total less than twelve months	295	265,379	31,981

Continuous loss position more than twelve months:
Agency mortgage-backed	1	2,169	540
Agency CMO	2	1,199	190
Privately-issued CMO	1	19	9
Privately-issued ABS	1	283	8
SBA certificates	2	1,202	19
Municipal bonds	7	6,263	1,721

Total more than twelve months	14	11,135	2,487

Total debt securities available for sale	309	$276,514	$34,468

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

At September 30, 2022, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions at June 30, 2023, which consisted of U.S. Treasury bills and notes, agency mortgage-backed securities, agency CMOs, privately-issued CMOs, privately-issued ABS, municipal bonds and SBA certificates, had a fair value as a percentage of amortized cost of 90.4%. The municipal securities are issued by municipal governments, and are generally secured by municipal project revenues or general obligations of the municipality. The total available for sale debt securities in a loss position at September 30, 2022 had a fair value as a percentage of amortized cost of 88.9%.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At June 30, 2023, the Company held four privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $303,000 and fair value of $305,000 that have been downgraded to a substandard regulatory classification due to the securities credit quality rating by various rating agencies.

At June 30, 2023, two privately-issued CMO securities and one privately-issued ABS were in a loss position, and had depreciated approximately 4.67% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $613,000 and a total unrealized loss of $30,000 at June 30, 2023. Based on the independent third party analysis of the expected cash flows, no other-than-temporary impairment was recognized during the three months ended June 30, 2023. An other-than temporary impairment charge of $28,000 was taken in the nine months ended June 30, 2023. While the Company does not anticipate additional credit-related impairment losses at June 30, 2023, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related impairment charge in the future.

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

During the three and nine-month periods ended June 30, 2023, the Company recognized $341,000 of gross gains and $881,000 of gross losses on sales of available for sale securities. During the three and nine-month periods ended June 30, 2022, the Company recognized $489,000 of gross gains and $13,000 of gross losses on sales of available for sale securities.

At June 30, 2023 and September 30, 2022, available for sale debt securities with a total fair value of $56.2 million and $58.6 million, respectively, were pledged to secure FHLB borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans at June 30, 2023 and September 30, 2022 consisted of the following:

	June 30,	September 30,
	2023	2022

	(In thousands)
Real estate mortgage:
Residential	$487,450	$368,211
Commercial	187,005	169,861
Single tenant net lease	740,967	674,567
SBA commercial (1)	49,661	59,379
Multifamily	35,260	32,411
Residential construction	18,758	18,261
Commercial construction	10,656	5,938
Land and land development	11,332	11,880
Commercial business	108,375	90,010
SBA commercial business (1)	18,008	20,282
Consumer	39,643	38,052
Total loans	1,707,115	1,488,852

Deferred loan origination fees and costs, net	1,012	1,052
Allowance for loan losses	(16,838)	(15,360)

Loans, net	$1,691,289	$1,474,544
(1)	Includes discounts on SBA loans of $3.7 million and $4.3 million at June 30, 2023 and September 30, 2022, respectively.

During the nine-month period ended June 30, 2023, there were no significant changes in the Company’s lending activities or the methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2022.

At June 30, 2023, the Company owned $30,000 of residential real estate where physical possession has been obtained. At September 30, 2022, the Company did not own any residential real estate properties where physical possession has been obtained. At June 30, 2023 and September 30, 2022, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $75,000 and $204,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of loans as of June 30, 2023:

	Individually	Collectively
	Evaluated for	Evaluated for
Loans as Evaluated for Impairment:	Impairment	Impairment	Loans

Residential real estate	$3,010	$484,440	$487,450
Commercial real estate	889	186,116	187,005
Single tenant net lease	—	740,967	740,967
SBA commercial real estate	7,728	41,933	49,661
Multifamily	327	34,933	35,260
Residential construction	—	18,758	18,758
Commercial construction	—	10,656	10,656
Land and land development	—	11,332	11,332
Commercial business	728	107,647	108,375
SBA commercial business	1,173	16,835	18,008
Consumer	225	39,418	39,643
	$14,080	$1,693,035	$1,707,115

The following table provides the components of loans as of September 30, 2022:

	Individually	Collectively
	Evaluated for	Evaluated for
Loans as Evaluated for Impairment:	Impairment	Impairment	Loans

Residential real estate	$2,244	$365,967	$368,211
Commercial real estate	908	168,953	169,861
Single tenant net lease	—	674,567	674,567
SBA commercial real estate	7,582	51,797	59,379
Multifamily	354	32,057	32,411
Residential construction	—	18,261	18,261
Commercial construction	—	5,938	5,938
Land and land development	—	11,880	11,880
Commercial business	998	89,012	90,010
SBA commercial business	1,077	19,205	20,282
Consumer	238	37,814	38,052
	$13,401	$1,475,451	$1,488,852

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of June 30, 2023 and September 30, 2022:

	Individually	Collectively
	Evaluated for	Evaluated for	Ending
	Impairment	Impairment	Balance

	(In thousands)
June 30, 2023:
Residential real estate	$37	$4,095	$4,132
Commercial real estate	—	1,783	1,783
Single tenant net lease	—	3,723	3,723
SBA commercial real estate	192	2,116	2,308
Multifamily	—	265	265
Residential construction	—	327	327
Commercial construction	—	206	206
Land and land development	—	201	201
Commercial business	21	1,472	1,493
SBA commercial business	577	1,345	1,922
Consumer	169	309	478

	$996	$15,842	$16,838

September 30, 2022:
Residential real estate	$—	$2,716	$2,716
Commercial real estate	—	1,590	1,590
Single tenant net lease	—	3,838	3,838
SBA commercial real estate	290	2,288	2,578
Multifamily	—	251	251
Residential construction	—	305	305
Commercial construction	—	107	107
Land and land development	—	212	212
Commercial business	—	1,193	1,193
SBA commercial business	674	1,448	2,122
Consumer	—	448	448

	$964	$14,396	$15,360

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2023 and 2022:

	Beginning Balance	Provisions (Credits)	Charge-Offs	Recoveries	Ending Balance

	(In thousands)
June 30, 2023:
Residential real estate	$3,537	$603	$(8)	$—	$4,132
Commercial real estate	1,783	—	—	—	1,783
Single tenant net lease	3,726	(3)	—	—	3,723
SBA commercial real estate	2,607	(263)	(39)	3	2,308
Multifamily	326	(61)	—	—	265
Residential construction	246	81	—	—	327
Commercial construction	83	123	—	—	206
Land and land development	198	3	—	—	201
Commercial business	1,322	162	—	9	1,493
SBA commercial business	2,088	(177)	—	11	1,922
Consumer	542	(27)	(46)	9	478
	$16,458	$441	$(93)	$32	$16,838

June 30, 2022:
Residential real estate	$1,345	$1,091	$—	$5	$2,441
Commercial real estate	2,451	(916)	—	—	1,535
Single tenant net lease	2,619	944	—	—	3,563
SBA commercial real estate	3,633	(745)	(71)	15	2,832
Multifamily	353	(90)	—	—	263
Residential construction	233	55	—	—	288
Commercial construction	67	21	—	—	88
Land and land development	243	(82)	—	—	161
Commercial business	1,303	(93)	—	30	1,240
SBA commercial business	1,775	377	(1)	20	2,171
Consumer	453	(30)	(37)	12	398
	$14,475	$532	$(109)	$82	$14,980

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended June 30, 2023 and 2022:

	Beginning	Provisions			Ending
	Balance	(Credits)	Charge-Offs	Recoveries	Balance

	(In thousands)
June 30, 2023:
Residential real estate	$2,716	$1,409	$(8)	$15	$4,132
Commercial real estate	1,590	193	—	—	1,783
Single tenant net lease	3,838	(115)	—	—	3,723
SBA commercial real estate	2,578	(157)	(116)	3	2,308
Multifamily	251	14	—	—	265
Residential construction	305	22	—	—	327
Commercial construction	107	99	—	—	206
Land and land development	212	(11)	—	—	201
Commercial business	1,193	231	—	69	1,493
SBA commercial business	2,122	(49)	(190)	39	1,922
Consumer	448	161	(167)	36	478
	$15,360	$1,797	$(481)	$162	$16,838

June 30, 2022:
Residential real estate	$1,438	$1,015	$(23)	$11	$2,441
Commercial real estate	2,806	(1,271)	—	—	1,535
Single tenant net lease	2,422	1,141	—	—	3,563
SBA commercial real estate	3,475	(548)	(110)	15	2,832
Multifamily	518	(255)	—	—	263
Residential construction	191	97	—	—	288
Commercial construction	63	25	—	—	88
Land and land development	235	(74)	—	—	161
Commercial business	1,284	(133)	—	89	1,240
SBA commercial business	1,346	1,059	(285)	51	2,171
Consumer	523	(28)	(127)	30	398
	$14,301	$1,028	$(545)	$196	$14,980

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of June 30, 2023 and for the three and nine-months ended June 30, 2023 and 2022. The Company did not recognize any interest income on impaired loans using the cash receipts method during the three and nine-month periods ended June 30, 2023 and 2022.

	At June 30, 2023			Three Months Ended June 30,				Nine Months Ended June 30,
				2023	2023	2022	2022	2023	2023	2022	2022
		Unpaid		Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Balance	Balance	Allowance	Balance	Recognized	Balance	Recognized	Balance	Recognized	Balance	Recognized

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$2,488	$2,737	$—	$3,306	$16	$3,129	$15	$3,070	$46	$3,286	$44
Commercial real estate	889	959	—	969	8	1,024	7	970	21	1,052	21
Single tenant net lease	—	—	—	—	—	—	—	—	—	—	—
SBA commercial real estate	6,783	8,407	—	8,427	—	6,441	—	8,189	—	7,271	—
Multifamily	327	371	—	375	4	411	3	384	14	419	5
Residential construction	—	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—	—	—	—	—	—
Commercial business	676	777	—	815	11	1,188	10	947	35	1,350	18
SBA commercial business	327	1,070	—	1,070	—	444	—	986	—	473	—
Consumer	56	37	—	54	—	100	—	65	—	94	1
	$11,546	$14,358	$—	$15,016	$39	$12,737	$35	$14,611	$116	$13,945	$89

Loans with an allowance recorded:
Residential real estate	$522	$500	$37	$250	$—	$261	$—	$125	$—	$257	$—
Commercial real estate	—	—	—	—	—	—	—	—	—	—	—
Single tenant net lease	—	—	—	—	—	—	—	—	—	—	—
SBA commercial real estate	945	945	192	1,201	—	1,510	—	1,433	—	1,267	—
Multifamily	—	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—	—	—	—	—	—
Commercial business	52	135	21	135	—	—	—	101	—	—	—
SBA commercial business	846	1,032	577	1,138	—	454	—	1,202	—	337	—
Consumer	169	169	169	196	—	154	—	190	—	146	—
	$2,534	$2,781	$996	$2,920	$—	$2,379	$—	$3,051	$—	$2,007	$—

Total:
Residential real estate	$3,010	$3,237	$37	$3,556	$16	$3,390	$15	$3,195	$46	$3,543	$44
Commercial real estate	889	959	—	969	8	1,024	7	970	21	1,052	21
Single tenant net lease	—	—	—	—	—	—	—	—	—	—	—
SBA commercial real estate	7,728	9,352	192	9,628	—	7,951	—	9,622	—	8,538	—
Multifamily	327	371	—	375	4	411	3	384	14	419	5
Residential construction	—	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—	—	—	—	—	—
Commercial business	728	912	21	950	11	1,188	10	1,048	35	1,350	18
SBA commercial business	1,173	2,102	577	2,208	—	898	—	2,188	—	810	—
Consumer	225	206	169	250	—	254	—	255	—	240	1
	$14,080	$17,139	$996	$17,936	$39	$15,116	$35	$17,662	$116	$15,952	$89

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2022.

		Unpaid
	Recorded	Principal	Related
	Balance	Balance	Allowance

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$2,244	$2,524	$—
Commercial real estate	908	982	—
Single tenant net lease	—	—	—
SBA commercial real estate	5,213	5,952	—
Multifamily	354	398	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	998	1,189	—
SBA commercial business	221	532	—
Consumer	93	81	—
	$10,031	$11,658	$—

Loans with an allowance recorded:
Residential real estate	$—	$—	$—
Commercial real estate	—	—	—
Single tenant net lease	—	—	—
SBA commercial real estate	2,369	2,919	290
Multifamily	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	—	—	—
SBA commercial business	856	1,349	674
Consumer	145	145	—
	$3,370	$4,413	$964

Total:
Residential real estate	$2,244	$2,524	$—
Commercial real estate	908	982	—
Single tenant net lease	—	—	—
SBA commercial real estate	7,582	8,871	290
Multifamily	354	398	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	998	1,189	—
SBA commercial business	1,077	1,881	674
Consumer	238	226	—
	$13,401	$16,071	$964

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2023 and September 30, 2022:

	At June 30,2023			At September 30, 2022
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)

Residential real estate	$1,995	$—	$1,995	$1,214	$—	$1,214
Commercial real estate	524	—	524	518	—	518
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	7,728	—	7,728	7,582	—	7,582
Multifamily	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—
Commercial business	62	—	62	73	—	73
SBA commercial business	1,173	—	1,173	1,077	—	1,077
Consumer	225	—	225	238	—	238

Total	$11,707	$—	$11,707	$10,702	$—	$10,702

The following table presents the aging of past due loans at June 30, 2023:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$620	$118	$1,422	$2,160	$485,290	$487,450
Commercial real estate	63	—	—	63	186,942	187,005
Single tenant net lease	—	—	—	—	740,967	740,967
SBA commercial real estate	651	—	4,063	4,714	44,947	49,661
Multifamily	—	—	—	—	35,260	35,260
Residential construction	—	—	—	—	18,758	18,758
Commercial construction	—	—	—	—	10,656	10,656
Land and land development	—	—	—	—	11,332	11,332
Commercial business	40	201	52	293	108,082	108,375
SBA commercial business	—	56	614	670	17,338	18,008
Consumer	86	7	55	148	39,495	39,643

Total	$1,460	$382	$6,206	$8,048	$1,699,067	$1,707,115

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of past due loans at September 30, 2022:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$1,164	$53	$204	$1,421	$366,790	$368,211
Commercial real estate	—	—	518	518	169,343	169,861
Single tenant net lease	—	—	—	—	674,567	674,567
SBA commercial real estate	—	—	3,306	3,306	56,073	59,379
Multifamily	—	—	—	—	32,411	32,411
Residential construction	—	—	—	—	18,261	18,261
Commercial construction	—	—	—	—	5,938	5,938
Land and land development	—	—	—	—	11,880	11,880
Commercial business	—	—	73	73	89,937	90,010
SBA commercial business	226	—	238	464	19,818	20,282
Consumer	93	—	58	151	37,901	38,052

Total	$1,483	$53	$4,397	$5,933	$1,482,919	$1,488,852

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents loans by risk category as of June 30, 2023:

		Special
June 30, 2023:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$485,173	$—	$2,175	$99	$3	$487,450
Commercial real estate	186,276	—	729	—	—	187,005
Single tenant net lease	740,967	—	—	—	—	740,967
SBA commercial real estate	41,104	—	6,897	1,660	—	49,661
Multifamily	35,260	—	—	—	—	35,260
Residential construction	18,758	—	—	—	—	18,758
Commercial construction	10,656	—	—	—	—	10,656
Land and land development	11,332	—	—	—	—	11,332
Commercial business	108,310	—	65	—	—	108,375
SBA commercial business	15,168	—	2,800	40	—	18,008
Consumer	39,588	—	55	—	—	39,643

Total	$1,692,592	$—	$12,721	$1,799	$3	$1,707,115

The following table presents loans by risk category as of September 30, 2022:

		Special
September 30, 2022:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$366,542	$—	$1,499	$170	$—	$368,211
Commercial real estate	169,133	—	728	—	—	169,861
Single tenant net lease	674,567	—	—	—	—	674,567
SBA commercial real estate	49,676	1,102	6,935	1,666	—	59,379
Multifamily	32,411	—	—	—	—	32,411
Residential construction	18,261	—	—	—	—	18,261
Commercial construction	5,938	—	—	—	—	5,938
Land and land development	11,880	—	—	—	—	11,880
Commercial business	89,675	250	85	—	—	90,010
SBA commercial business	17,271	274	2,696	41	—	20,282
Consumer	37,959	—	93	—	—	38,052

Total	$1,473,313	$1,626	$12,036	$1,877	$—	$1,488,852

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

The following table summarizes the Company’s recorded balance of TDRs at June 30, 2023 and September 30, 2022. There was $101,000 of specific reserve included in the allowance for loan losses related to TDRs at June 30, 2023. There was $161,000 of specific reserve included in the allowance for loan losses related to TDRs at September 30, 2022.

	Accruing	Nonaccrual	Total

	(In thousands)
June 30, 2023:
Residential real estate	$1,015	$—	$1,015
Commercial real estate	365	524	889
SBA commercial real estate	—	1,625	1,625
Multifamily	327	—	327
Commercial business	666	—	666
SBA commercial business	—	230	230
Total	$2,373	$2,379	$4,752

September 30, 2022:
Residential real estate	$1,030	$—	$1,030
Commercial real estate	390	432	822
SBA commercial real estate	—	1,627	1,627
Multifamily	354	—	354
Commercial business	925	—	925
SBA commercial business	—	265	265
Total	$2,699	$2,324	$5,023

The following table summarizes information regarding TDRs that were restructured during the three-and nine-month periods ended June 30, 2023 and 2022:

	Number of	Pre-Modification	Post-Modification
	Loans	Principal Balance	Principal Balance

	(Dollars in thousands)
Three Months Ended June 30, 2023:
Residential Real Estate	1	$31	$31
Total	1	$31	$31
Nine Months Ended June 30, 2023:
Residential Real Estate	1	$31	$31
Total	1	$31	$31
Three Months Ended June 30, 2022:
SBA commercial business	1	$397	$397
Total	1	$397	$397
Nine Months Ended June 30, 2022:
SBA commercial business	1	$397	$397
Total	1	$397	$397

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

At June 30, 2023 and September 30, 2022, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

There were no principal charge-offs as a result of loans previously designated as TDRs during the three-month period ended June 30, 2023. There were principal charge-offs totaling $6,000 as a result of loans previously designated as TDRs during the nine-month period ended June 30, 2023. There were no principal charge-offs recorded as a result of TDRs during the three- and nine-month periods ended June 30, 2022. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three- and nine-month periods ended June 30, 2023 and 2022, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

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

The unpaid principal balance of SBA loans serviced for others was $223.2 million, $238.9 million and $247.5 million at June 30, 2023, September 30, 2022 and June 30, 2022, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $35,000 and $70,000 for the three- and nine-month periods ended June 30, 2023, respectively. Contractually specified late fees and ancillary fees earned on SBA loans were $20,000 and $74,000 for the three- and nine-month periods ended June 30, 2022, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $578,000 and $1.7 million for the three- and nine-month periods ended June 30, 2023, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $606,000 and $1.9 million for the three- and nine-month periods ended June 30, 2022, respectively. Net servicing income and costs related to SBA loans are included in other noninterest income in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of SBA loan servicing rights for the three- and nine-month periods ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Balance, beginning of period	$3,727	$4,447	$3,790	$4,447
Servicing rights capitalized	147	112	606	772
Amortization	(170)	(219)	(560)	(771)
Direct write-offs	(330)	(103)	(641)	(217)
Change in valuation allowance	—	(187)	179	(181)
Balance, end of period	$3,374	$4,050	$3,374	$4,050

There was no valuation allowance related to SBA loan servicing rights at June 30, 2023. A valuation allowance of $179,000 related to SBA loan servicing rights at September 30, 2022.

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

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions, which are significant unobservable inputs, used to estimate the fair value of the MSRs at June 30, 2023 and September 30, 2022 were as follows:

	Range of Assumption	Range of Assumption
	(Weighted Average)	(Weighted Average)
Assumption	June 30, 2023	September 30, 2022
Discount rate	9.50% to 14.50% (9.52%)	9.50% to 14.50% (9.51%)
Prepayment rate	5.00% to 79.91% (6.89%)	6.01% to 74.89% (6.63%)

The unpaid principal balance of residential mortgage loans serviced for others was $4.75 billion and $4.88 billion at June 30, 2023 and September 30, 2022, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $41.6 million and $46.0 million at June 30, 2023 and September 30, 2022, respectively. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $2.4 million and $7.2 million for the three- and nine-month periods ended June 30, 2023, respectively. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $2.2 million and $6.6 million for the three- and nine-month periods ended June 30, 2022, respectively. Contractually specified servicing fees are included in mortgage banking income in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Changes in the carrying value of MSRs accounted for at fair value for the three- and nine-month periods ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)

Fair value, beginning of period	$61,194	$63,660	$63,263	$49,579
Servicing rights capitalized	764	2,731	1,202	10,581
Changes in fair value related to:
Loan repayments	(1,073)	(1,695)	(3,137)	(6,117)
Change in valuation model inputs or assumptions	(236)	143	(679)	10,796
Balance, end of period	$60,649	$64,839	$60,649	$64,839

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

The unpaid principal balance of nonresidential mortgage loans serviced for others was $43.5 million and $43.7 million at June 30, 2023 and September 30, 2022, respectively. Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $8,000 and $22,000 for the three- and nine-month periods ended June 30, 2023, respectively. Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $16,000 and $35,000 for the three- and nine-month periods ended June 30, 2022, respectively. Contractually specified servicing fees on nonresidential mortgage loans serviced for others are included in other noninterest income in the consolidated statements of income.

An analysis of nonresidential MSRs for the three- and nine-month periods ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Balance, beginning of period	$124	$160	$141	$—
Servicing rights capitalized	—	—	—	160
Amortization	(8)	(10)	(25)	(10)
Direct write-offs	—	—	—	—
Change in valuation allowance	—	—	—	—
Balance, end of period	$116	$150	$116	$150

There was no valuation allowance related to nonresidential MSRs at June 30, 2023 and September 30, 2022.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Deposits

Deposits at June 30, 2023 and September 30, 2022 consisted of the following:

	June 30,	September 30,
	2023	2022

	(In thousands)

Noninterest-bearing demand deposits	$315,602	$340,172
NOW accounts	315,187	343,296
Money market accounts	301,787	238,219
Savings accounts	158,007	171,779
Retail time deposits	154,951	129,864
Brokered & reciprocal time deposits	414,231	292,504
Total	$1,659,765	$1,515,834

5.	Supplemental Disclosure for Net Income Per Share

Net income per share information is presented below for the three- and nine-month periods ended June 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share data)	2023	2022	2023	2022
Basic:
Earnings:
Net income attributable to First Savings Financial Group, In.	$2,324	$2,638	$8,919	$13,978
Shares:
Weighted average common shares outstanding, basic	6,816,608	7,073,204	6,858,739	7,082,034

Net income per common share, basic	$0.34	$0.37	$1.30	$1.97

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc.	$2,324	$2,638	$8,919	$13,978
Shares:
Weighted average common shares outstanding, basic	6,816,608	7,073,204	6,858,739	7,082,034
Add: Dilutive effect of outstanding Options	3,140	66,816	35,027	74,781
Add: Dilutive effect of restricted stock	—	5,268	—	9,817
Weighted average common shares outstanding, as adjusted	6,819,748	7,145,288	6,893,766	7,166,632

Net income per common share, diluted	$0.34	$0.37	$1.29	$1.95

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Stock options for 282,489 shares of common stock were excluded from the calculation of diluted net income per common share for the three- and nine-month periods ended June 30, 2023, because their effect was antidilutive. Stock options for 137,250 shares of common stock were excluded from the calculation of diluted net income per common share for the three-and nine-month periods ended June 30, 2022, because their effect was antidilutive. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three- and nine-month periods ended June 30, 2023 and 2022.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2023 and September 30, 2022.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
June 30, 2023:
Assets Measured – Recurring Basis:
Securities available for sale:
U.S. Treasury bills and notes	$—	$28,469	$—	$28,469
Agency mortgage-backed	—	26,319	—	26,319
Agency CMO	—	13,176	—	13,176
Privately-issued CMO	—	408	—	408
Privately-issued ABS	—	469	—	469
SBA certificates	—	11,245	—	11,245
Municipal bonds	—	166,655	—	166,655
Other	—	1,656	—	1,656
Total securities available for sale	$—	$248,397	$—	$248,397
Residential mortgage loans held for sale	$—	$50,066	$—	$50,066
Derivative assets (included in other assets)	$—	$388	$741	$1,129
Equity securities (included in other assets)	$149	$—	$—	$149
Residential mortgage servicing rights	$—	$—	$60,649	$60,649

Liabilities Measured – Recurring Basis:
Derivative liabilities (included in other liabilities)	$—	$30	$67	$97

Assets Measured – Nonrecurring Basis:
Collateral dependent loans:
SBA commercial real estate	$—	$—	$2,435	$2,435
Commercial business	—	—	52	52
SBA commercial business	—	—	171	171
Total collateral dependent loans	$—	$—	$2,658	$2,658

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
September 30, 2022:
Assets Measured – Recurring Basis
Securities available for sale:
U.S. Treasury bills and notes	$—	$27,295	$—	$27,295
Agency mortgage-backed	—	27,500	—	27,500
Agency CMO	—	14,821	—	14,821
Privately-issued CMO	—	470	—	470
Privately-issued ABS	—	569	—	569
SBA certificates	—	12,012	—	12,012
Municipal bonds	—	233,850	—	233,850
Total securities available for sale	$—	$316,517	$—	$316,517
Residential mortgage loans held for sale	$—	$38,579	$—	$38,579
Derivative assets (included in other assets)	$—	$872	$158	$1,030
Equity securities (included in other assets)	$103	$—	$—	$103
Residential mortgage servicing rights	$—	$—	$63,263	$63,263

Liabilities Measured – Recurring Basis
Derivative liabilities (included in other liabilities)	$—	$31	$396	$427

Assets Measured – Nonrecurring Basis
Collateral dependent loans:
SBA commercial real estate	$—	$—	$2,574	$2,574
Commercial business	—	—	46	46
SBA commercial business	—	—	290	290
Total collateral dependent loans	$—	$—	$2,910	$2,910
SBA loan servicing rights	$—	$—	$3,790	$3,790

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine-month period ended June 30, 2023.

Debt Securities Available for Sale and Equity Securities. Debt securities classified as available for sale and equity securities are reported at fair value on a recurring basis. These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. If quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. For securities where quoted market prices, market prices of similar securities or prices from an independent third party pricing service are not available, fair values are calculated using discounted cash flows or other market indicators and are classified within Level 3 of the fair value hierarchy. Changes in fair value of equity securities are reported in noninterest income. Changes in fair value of securities available for sale are recorded in other comprehensive income, net of income tax effect.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and nine-month periods ended June 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022

Beginning balance	$1,348	$(2,923)	$(238)	$1,567
Unrealized gains (losses) recognized in earnings, net of settlements	(674)	3,526	912	(964)

Ending balance	$674	$603	$674	$603

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Unrealized gains recognized in earnings for the nine-month period ended June 30, 2023 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $912,000. Unrealized losses recognized in earnings for the nine-month period ended June 30, 2022 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $964,000.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of June 30, 2023 and September 30, 2022.

		Range of Inputs	Range of Inputs
	Significant	(Weighted Average)	(Weighted Average)
	Unobservable	June 30,	September 30,
Financial Instrument	Inputs	2023	2022

Interest rate lock commitments	Pull-through rate	39% - 95% (72%)	50% - 100% (78%)
	Direct costs to close	0.00% - 6.28% (0.76%)	0.00% - 4.00% (0.70%)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The fair value of impaired loans is based on the fair value of the underlying collateral less estimated costs to sell. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy. At June 30, 2023 and September 30, 2022, the significant unobservable inputs used in the fair value measurement of impaired loans were as follows:

Range of Inputs
	Significant	(Weighted Average)	Range of Inputs (Weighted
	Unobservable	June 30,	Average) September 30,
Financial Instrument	Inputs	2023	2022
Impaired loans	Discount from appraised value	0.0% - 50.0% (14.7%)	0.0% - 80.0% (16.4%)
	Estimated costs to sell	0.0% - 6.0% (5.9%)	0.0% - 10.0% (5.9%)

During the three- and nine -month periods ended June 30, 2023, the Company recognized provisions for loan losses on impaired loans of $261,000 and $825,000, respectively. During the three- and nine-month periods ended June 30, 2022, the Company recognized provisions for loan losses on impaired loans of $508,000 and $1.7 million, respectively.

SBA and Nonresidential Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At June 30, 2023, there were no SBA loan servicing rights measured at fair value. At September 30, 2022, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value were as follows:

	Significant	Range of Inputs (Weighted
	Unobservable	Average) September 30,
Financial Instrument	Inputs	2022
SBA loan servicing rights	Discount rate	6.90% - 25.00% (12.71%)
	Prepayment speed	7.08% - 29.26% (15.27%)

Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company did not recognize any impairment charges on SBA loan servicing rights for the three-month period ended June 30, 2023. The Company reversed impairment charges of $179,000 on SBA loan servicing rights for the nine-month period ended June 30, 2023. The Company recognized impairment charges of $187,000 and $181,000 on SBA loan servicing rights for the three- and nine-month periods ended June 30, 2022, respectively.

Nonresidential mortgage loan servicing rights represent the value associated with servicing single tenant net lease loans that have been sold. The fair value of nonresidential mortgage loan servicing rights is determined by management on a quarterly basis using a discounted cash flow model, and is classified as Level 3 in the fair value hierarchy. At June 30, 2023 and September 30, 2022, the Company did not have any nonresidential mortgage loan servicing rights measured at fair value on a nonrecurring basis. The Company did not recognize any impairment charges on nonresidential mortgage loan servicing rights for the three- and nine-month periods ended June 30, 2023 and 2022.

There were no transfers into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three- and nine-month period ended June 30, 2023.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of June 30, 2023 and September 30, 2022.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of June 30, 2023 and September 30, 2022.

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	June 30,	June 30,
(In thousands)	2023	2023	Difference

Residential mortgage loans held for sale	$50,066	$49,177	$889

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	September 30,	September 30,
(In thousands)	2022	2022	Difference

Residential mortgage loans held for sale	$38,579	$38,517	$62

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three- and nine- month periods ended June 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022

Gains (losses) – included in mortgage banking income	$(234)	$804	$716	$(117)
Interest income	704	1,127	1,521	3,080

	$470	$1,931	$2,237	$2,963

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

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2023:
Financial assets:
Cash and due from banks	$23,722	$23,722	$—	$—
Interest-bearing deposits with banks	18,753	18,753	—	—
Interest-bearing time deposits	980	—	980	—
Securities available for sale	248,397	—	248,397	—
Securities held to maturity	1,391	—	1,411	—
Residential mortgage loans held for sale	50,066	—	50,066	—
SBA loans held for sale	13,076	—	—	14,191
Loans, net	1,691,289	—	—	1,594,706
FRB and FHLB stock	24,939	N/A	N/A	N/A
Accrued interest receivable	10,461	—	10,461	—
Residential mortgage loan servicing rights	60,649	—	—	60,649
Nonresidential mortgage loan servicing rights	116	—	—	116
SBA loan servicing rights	3,374	—	—	3,537
Derivative assets (included in other assets)	1,129	—	388	741
Equity securities (included in other assets)	149	149	—	—

Financial liabilities:
Noninterest-bearing deposits	315,602	315,602	—	—
Interest-bearing deposits	1,344,163	—	—	1,339,449
Borrowings from FHLB	345,000	—	337,656	—
Subordinated notes	48,387	—	47,139	—
Accrued interest payable	5,782	—	5,782	—
Advance payments by borrowers for taxes and insurance	907	—	907	—
Derivative liabilities (included in other liabilities)	97	—	30	67

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2022:
Financial assets:
Cash and due from banks	$18,312	$18,312	$—	$—
Interest-bearing deposits with banks	23,353	23,353	—	—
Interest-bearing time deposits	1,613	—	1,613	—
Securities available for sale	316,517	—	316,517	—
Securities held to maturity	1,558	—	1,593	—
Residential mortgage loans held for sale	38,579	—	38,579	—
SBA loans held for sale	21,883	—	24,010	—
Loans, net	1,474,544	—	—	1,402,222
FRB and FHLB stock	20,004	N/A	N/A	N/A
Accrued interest receivable	8,332	—	8,332	—
SBA loan servicing rights	3,790	—	—	3,790
Residential mortgage loan servicing rights	63,263	—	—	63,263
Nonresidential mortgage loan servicing rights	141	—	—	141
SBA loan servicing rights	3,790	—	—	3,789
Derivative assets (included in other assets)	1,030	—	872	158
Equity securities (included in other assets)	103	103	—	—

Financial liabilities:
Noninterest-bearing deposits	340,172	340,172	—	—
Interest-bearing deposits	1,175,662	—	—	1,170,620
Borrowings from FHLB	307,303	—	302,090	—
Subordinated note	50,217	—	48,685	—
Other borrowings	37,989	—	—	37,989
Accrued interest payable	1,302	—	1,302	—
Advance payments by borrowers for taxes and insurance	1,207	—	1,207	—
Derivative liabilities (included in other liabilities)	427	—	31	396

7.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three- and nine- month periods ended June 30, 2023 and 2022. The ESOP trust held 293,695 shares of Company common stock at June 30, 2023 and September 30, 2022.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	Stock Based Compensation Plans

The Company maintains three equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016, and the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021. At June 30, 2023, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan may not exceed 356,058 shares, consisting of 267,043 stock options and 89,015 shares of restricted stock. At June 30, 2023, 4,560 shares of the Company’s common stock were available for issuance under the 2016 Plan, of which 1,500 shares were available for restricted stock and 3,060 shares were available for stock options. At June 30, 2023, 93,058 shares of the Company’s common stock were available for issuance under the 2021 Plan, of which 23,265 shares were available for restricted stock and 69,793 shares were available for stock options. The Company generally issues new shares under the 2016 and 2021 Plans from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

The fair value of options granted during the nine-month periods ended June 30, 2023 and 2022 were determined using the following assumptions:

	Nine Months Ended
	June 30,
	2023	2022
Expected dividend yield	2.93%	2.32%
Risk-free interest rate	3.94%	1.55%
Expected volatility	27.7%	27.0%
Expected life of options	6.8 years	7.1 years
Weighted average fair value at grant date	$5.71	$7.03

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of stock option activity as of June 30, 2023, and changes during the nine-month period then ended is presented below.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Dollars in thousands, except per share data)

Outstanding at beginning of period	351,369	$20.57
Granted	66,000	22.49
Exercised	—	—
Forfeited or expired	(6,000)	26.72
Outstanding at end of period	411,369	$20.79	6.5	$—
Vested and expected to vest	411,369	$20.79	6.5	$—
Exercisable at end of period	226,710	$17.84	4.9	$—

There were no stock options exercised during the nine-month periods ended June 30, 2023 and 2022. The Company recognized compensation expense related to stock options of $75,000 and $228,000 for the three- and nine-month periods ended June 30, 2023, respectively. The Company recognized compensation expense related to stock options of $82,000 and $215,000 for the three- and nine-month periods ended June 30, 2022, respectively. At June 30, 2023, there was $883,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 3.67 years. There was no cash received or tax benefit from the exercise of stock options during the nine-month periods ended June 30, 2023 and 2022.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three- and nine-month periods ended June 30, 2023 was $98,000 and $298,000, respectively. Compensation expense related to restricted stock recognized for the three- and nine-month periods ended June 30, 2022 was $105,000 and $285,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of June 30, 2023 and changes during the nine-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2022	51,324	$26.07
Granted	22,000	$22.49
Vested	(16,408)	$25.68
Forfeited	(2,000)	$26.72
Nonvested at June 30, 2023	54,916	$24.73

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

There were 16,408 restricted shares vested during the nine-month period ended June 30, 2023 with a total fair value of $369,000. There were 12,225 restricted shares that vested during the nine-month period ended June 30, 2022 with a total fair value of $327,000. At June 30, 2023, there was $1.1 million of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 3.68 years.

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

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements. However, the Company has not elected to offset such financial instruments in the consolidated balance sheets. The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. At June 30, 2023 and September 30, 2022, the Company had cash collateral posted with certain derivative counterparties of $1.5 million and $2.4 million, respectively, against its derivative obligations. Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

The tables below provide information on the Company’s derivative financial instruments as of June 30, 2023 and September 30, 2022.

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
(In thousands)	June 30, 2023	June 30, 2023	June 30, 2023

Interest rate lock commitments	$111,653	$741	$67
Forward mortgage loan sale contracts	104,000	388	30

	$215,653	$1,129	$97

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	September 30,	September 30,	September 30,
(In thousands)	2022	2022	2022

Interest rate lock commitments	$48,952	$158	$396
Forward mortgage loan sale contracts	60,000	872	31

	$108,952	$1,030	$427

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three-and nine- month periods ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022

Interest rate lock commitments	$(674)	$3,526	$912	$(964)
Forward mortgage loan sale contracts	1,097	6,091	121	19,098

	$423	$9,617	$1,033	$18,134

10.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was 2.50% for 2023 and 2022. The Bank met all capital adequacy requirements to which it was subject as of June 30, 2023 and September 30, 2022.

As of June 30, 2023, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2023:

Total capital (to risk-weighted assets):
Consolidated	$231,481	11.73%	$157,860	8.00%	N/A	N/A
Bank	223,772	11.35	157,747	8.00	$197,184	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$166,256	8.43%	$118,395	6.00%	N/A	N/A
Bank	206,934	10.49	118,311	6.00	$157,747	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$166,256	8.43%	$88,796	4.50%	N/A	N/A
Bank	206,934	10.49 	88,733	4.50	$128,170	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$166,256	7.28%	$91,359	4.00%	N/A	N/A
Bank	206,934	9.06	91,386	4.00	$114,232	5.00%

As of September 30, 2022:

Total capital (to risk-weighted assets):
Consolidated	$224,895	12.33%	$145,973	8.00%	N/A	N/A
Bank	208,280	11.44	145,713	8.00	$182,141	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$159,318	8.73%	$109,480	6.00%	N/A	N/A
Bank	192,920	10.59	109,285	6.00	$145,713	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,318	8.73%	$82,110	4.50%	N/A	N/A
Bank	192,920	10.59	81,963	4.50	$118,392	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$159,318	7.96%	$80,031	4.00%	N/A	N/A
Bank	192,920	9.58	80,555	4.00	$100,693	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update commonly referred to as the current expected credit loss methodology (“CECL”) replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. In preparation for the implementation of ASU 2016-13, the Company has adopted a software model and intends to adopt the remaining maturity methodology.  The Company is running monthly parallel CECL calculations in order to refine data requirements for this loss methodology, analyze forecast scenarios, and test the volatility of the model.  The Company currently anticipates recording a one-time cumulative effect adjustment upon adoption of CECL effective October 1, 2023 and maintaining regulatory capital ratios in excess of “well-capitalized” after the impact of the one-time cumulative effect adjustment.

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

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals
Three Months Ended June 30, 2023:
Net interest income	$13,407	$1,098	$360	$14,865
Provision (credit) for loan losses	881	(440)	—	441
Net interest income after provision	12,526	1,538	360	14,424
Net gains on sales of loans, SBA	—	497	—	497
Mortgage banking income	16	—	4,652	4,668
Noninterest income	1,965	580	4,651	7,196
Noninterest expense	11,010	2,107	5,848	18,965
Income (loss) before taxes	3,481	11	(837)	2,655
Income tax expense (benefit)	561	(21)	(209)	331
Segment profit (loss)	2,920	32	(628)	2,324
Non-cash items:
Depreciation and amortization	618	5	22	645
Segment assets at June 30, 2023	2,058,442	84,394	117,585	2,260,421

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals
Nine Months Ended June 30, 2023:
Net interest income	$42,047	$3,186	$805	$46,038
Provision (credit) for loan losses	2,003	(206)	—	1,797
Net interest income after provision	40,044	3,392	805	44,241
Net gains on sales of loans, SBA	—	2,179	—	2,179
Mortgage banking income	8	—	11,305	11,313
Noninterest income	5,626	2,970	11,304	19,900
Noninterest expense	31,458	6,693	16,324	54,475
Income (loss) before taxes	14,212	(331)	(4,215)	9,666
Income tax expense (benefit)	1,908	(108)	(1,053)	747
Segment profit (loss)	12,304	(223)	(3,162)	8,919
Non-cash items:
Depreciation and amortization	1,817	16	74	1,907
Segment assets at June 30, 2023	2,058,442	84,394	117,585	2,260,421

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals
Three Months Ended June 30, 2022:
Net interest income	$13,848	$1,449	$614	$15,911
Provision (credit) for loan losses	910	(378)	—	532
Net interest income after provision	12,938	1,827	614	15,379
Net gains on sales of loans, SBA	—	486	—	486
Mortgage banking income	—	—	7,093	7,093
Noninterest income	2,379	584	7,070	10,033
Noninterest expense	10,187	2,341	10,307	22,835
Income (loss) before taxes	5,130	70	(2,623)	2,577
Income tax expense (benefit)	568	26	(655)	(61)
Segment profit (loss)	4,562	44	(1,968)	2,638
Non-cash items:
Depreciation and amortization	568	7	39	614
Segment assets at June 30, 2022	1,733,453	103,448	169,765	2,006,666

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals
Nine Months Ended June 30, 2022:
Net interest income	$37,190	$4,926	$1,711	$43,827
Provision for loan losses	526	502	—	1,028
Net interest income after provision	36,664	4,424	1,711	42,799
Net gains on sales of loans, SBA	—	3,449	—	3,449
Mortgage banking income (loss)	(2)	—	36,093	36,091
Noninterest income	6,484	4,143	36,069	46,696
Noninterest expense	29,480	6,830	36,838	73,148
Income before taxes	13,668	1,737	942	16,347
Income tax expense	1,398	531	440	2,369
Segment profit	12,270	1,206	502	13,978
Non-cash items:
Depreciation and amortization	1,698	23	129	1,850
Segment assets at June 30, 2022	1,733,453	103,448	169,765	2,006,666

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three- and nine- month periods ended June 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousand)
In Scope for ASC 606
Service charges on deposit accounts	$509	$462	$1,538	$1,329
ATM and interchange fees	615	774	1,940	2,047
Investment advisory income	247	177	564	522
Other	27	26	87	84
Revenue from contracts with customers	1,398	1,439	4,129	3,982

Out of Scope for ASC 606
Gain (loss) on securities	(529)	465	(494)	465
Gain on sale of SBA loans	497	486	2,179	3,449
Gain on sale of single tenant net lease loans	—	—	—	719
Mortgage banking income	4,668	7,093	11,313	36,091
Increase in cash value of life insurance	279	277	770	782
Real estate lease income	119	155	353	451
Loan servicing and other income	764	118	1,650	757
Other noninterest income	5,798	8,594	15,771	42,714

Total noninterest income	$7,196	$10,033	$19,900	$46,696

A description of the Company’s revenue streams accounted for under FASB ASC 606 follows:

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as wire fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized when the overdraft occurs.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Other Income: Other income from contracts with customers primarily includes check cashing and cashier’s check fees, safe deposit box fees and cash advance fees. This revenue is recognized at the time the transaction is executed or over the period the Company satisfies the performance obligation.

14.Mortgage Banking Income

The components of mortgage banking income for the three- and nine-month periods ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)

Origination and sale of mortgage loans (1)	$2,599	$(6,768)	$5,216	$(2,231)
Mortgage brokerage income	74	175	284	713
Net change in fair value of loans held for sale and interest rate lock commitments	(908)	4,330	1,627	(3,098)
Realized and unrealized gains from Forward sales commitments	1,097	6,091	121	19,098
Capitalized residential mortgage loan servicing rights	764	2,731	1,202	10,581
Net change in fair value of residential mortgage loan servicing rights	(1,309)	(1,552)	(3,816)	4,679
Provisions for loan repurchases and indemnifications	(70)	(154)	(559)	(246)
Net loan servicing income	2,421	2,240	7,238	6,595
Total mortgage banking income	$4,668	$7,093	$11,313	$36,091
(1)	Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.

15.Loss Contingency

The Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessing customer fees related to items presented on accounts with insufficient funds (NSF items). The Company has reached a verbal settlement agreement with the claimant, and the Company has accrued a loss contingency for this pending settlement at June 30, 2023, the amount of which had an immaterial effect on the condensed consolidated financial statements.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, our service providers, and on the economy and financial markets, general economic conditions, including the effects of inflation, changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2022 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies; Critical Accounting Estimates

During the nine-month period ended June 30, 2023, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2022.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 2023 and September 30, 2022

Cash and Cash Equivalents. Cash and cash equivalents increased $810,000 from $41.7 million at September 30, 2022 to $42.5 million at June 30, 2023.

Loans. Net loans receivable increased $216.7 million, from $1.47 billion at September 30, 2022 to $1.69 billion at June 30, 2023, primarily due to growth in residential mortgage loans, single tenant net lease commercial real estate loans, commercial business loans, and commercial real estate loans, which increased by $119.2 million, $66.4 million, $18.4 million, and $17.1 million, respectively.

Loans Held for Sale. Loans held for sale increased $2.7 million, from $60.5 million at September 30, 2022 to $63.1 million at June 30, 2023, due to an increase in residential mortgage loans held for sale of $11.5 million, partially offset by a decrease in SBA loans held for sale of $8.8 million. The increase in residential mortgage loans held for sale was due to originations outpacing loan sales during the period. The decrease in SBA loans held for sale is due to loan sales outpacing originations during the period.

Securities Available for Sale. Securities available for sale decreased $68.1 million, from $316.5 million at September 30, 2022 to $248.4 million at June 30, 2023, due to sales of $78.0 million, calls and maturities of $9.1 million, net decreases in fair value of $3.9 million and principal repayments of $3.7 million, partially offset by purchases of $9.7 million.

Securities Held to Maturity. Investment securities held to maturity decreased $167,000 from $1.6 million at September 30, 2022 to $1.4 million at June 30, 2023, due primarily to calls and maturities during the period.

Mortgage Servicing Rights. Residential mortgage loan servicing rights decreased $2.6 million, from $63.3 million at September 30, 2022 to $60.6 million at June 30, 2023, primarily due to changes in fair value related to loan repayments of $3.1 million and changes in fair value related to changes in model or input assumptions of $679,000, partially offset by new servicing rights capitalized of $1.2 million.

Deposits. Total deposits increased $143.9 million, from $1.52 billion at September 30, 2022 to $1.66 billion at June 30, 2023, due to a $168.5 million increase in interest-bearing deposits, partially offset by a $24.6 million decrease in non-interest bearing deposits. The increase in interest-bearing deposits was primarily due to a $121.7 million increase in brokered deposits.

FHLB Borrowings. Borrowings from the FHLB increased $37.7 million, from $307.3 million at September 30, 2022 to $345.0 million at June 30, 2023. The increase in borrowings was primarily used to fund loan growth during the period.

Equity. Stockholders’ equity increased $13.5 million from $151.6 million at September 30, 2022 to $165.1 million at June 30, 2023, due primarily to a decrease in accumulated other comprehensive loss of $9.5 million and retained net income of $6.1 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2023 and 2022

Overview. The Company reported net income of $2.3 million, or $0.34 per diluted share, for the three-month period ended June 30, 2023 compared to net income of $2.6 million, or $0.37 per diluted share, for the three-month period ended June 30, 2022.

Net Interest Income. Net interest income decreased $1.0 million, or 6.6%, for the three-month period ended June 30, 2023 as compared to the same period in 2022. Average interest-earning assets increased $372.9 million and average interest-bearing liabilities increased $387.8 million when comparing the two periods. The tax-equivalent net interest margin was 2.94% for 2023 compared to 3.77% for 2022.

Total interest income increased $8.3 million when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $372.9 million, from $1.74 billion for 2022 to $2.11 billion for 2023, and an increase in the average tax equivalent yield on interest-earning assets from 4.36% for 2022 to 5.20% for 2023. The increase in the average balance of interest-earning assets was due to increases in the average balance of total loans and investment securities of $334.1 million and $37.4 million, respectively.

Total interest expense increased $9.4 million due to an increase in the average balance of interest-bearing liabilities of $387.8 million, from $1.37 billion for 2022 to $1.76 billion for 2023, and an increase in the average cost of interest-bearing liabilities from 0.75% for 2022 to 2.71% for 2023.  The increase in the average cost of interest-bearing liabilities for 2023 was due primarily to higher rates paid for FHLB borrowings, brokered deposits and money market deposit accounts primarily due to the increase in market interest rates.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended June 30, 2023 and 2022. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Three Months Ended June 30,
	2023			2022
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$20,661	$267	5.17%	$25,068	$37	0.59%
Loans	1,719,733	23,279	5.41	1,385,637	15,965	4.61
Investment securities - taxable	109,319	984	3.60	103,536	769	2.97
Investment securities - nontaxable	234,118	2,456	4.20	202,534	1,987	3.92
FRB and FHLB stock	24,509	423	6.90	18,691	169	3.62
Total interest-earning assets	2,108,340	27,409	5.20	1,735,466	18,927	4.36

Noninterest-earning assets	171,110			175,238
Total assets	$2,279,450			$1,910,704

Liabilities and equity:
NOW accounts	$321,904	$491	0.61%	$333,416	$265	0.32%
Money market deposit accounts	266,626	1,917	2.88	227,993	235	0.41
Savings accounts	160,639	25	0.06	172,661	27	0.06
Time deposits	529,607	5,358	4.05	264,798	520	0.79
Total interest-bearing deposits	1,278,776	7,791	2.44	998,868	1,047	0.42

Fed funds purchased	11	—	0.00	—	—	0.00
FHLB borrowings	434,182	3,446	3.17	325,460	811	1.00
Subordinated debt and other borrowings	49,339	696	5.64	50,152	710	5.66
Total interest-bearing liabilities	1,762,308	11,933	2.71	1,374,480	2,568	0.75

Noninterest-bearing deposits	308,231			325,948
Other noninterest-bearing liabilities	42,942			36,115
Total liabilities	2,113,481			1,736,543

Total stockholders’ equity	165,969			174,161

Total liabilities and equity	$2,279,450			$1,910,704
Net interest income (taxable equivalent basis)		15,476			16,359
Less: taxable equivalent adjustment		(611)			(448)
Net interest income		$14,865			$15,911
Interest rate spread (taxable equivalent basis)			2.49%			3.61%
Net interest margin (taxable equivalent basis)			2.94%			3.77%
Average interest-earning assets to average interest-bearing liabilities			119.64%			126.26%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended June 30, 2023 and 2022. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended June 30, 2023
	Compared to
	Three Months Ended June 30, 2022
	Increase (Decrease)
	Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$262	$(32)	$230
Loans	3,129	4,185	7,314
Investment securities - taxable	168	47	215
Investment securities - nontaxable	148	321	469
FRB and FHLB stock	177	77	254
Total interest-earning assets	3,884	4,598	8,482

Interest expense:
Deposits	5,743	1,001	6,744
Borrowings from FHLB	2,068	567	2,635
Subordinated debt	(3)	(11)	(14)
Total interest-bearing liabilities	7,808	1,557	9,365

Net increase (decrease) in net interest income (taxable equivalent basis)	$(3,924)	$3,041	$(883)

Provision for Loan Losses. The Company recognized a provision for loan losses of $441,000 for the three-month period ended June 30, 2023, primarily due to loan portfolio growth, compared to a provision for loan losses of $532,000 for the same period in 2022.

The Company recognized net charge-offs of $61,000 for the three-month period ended June 30, 2023 compared to net charge-offs of $27,000 for the same period in 2022.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Income. Noninterest income decreased $2.8 million for the three-month period ended June 30, 2023 as compared to the same period in 2022. The decrease was due primarily to a $2.4 million decrease in mortgage banking income in 2023 compared to the same period in 2022 and a $540,000 net loss on sale of securities available for sale compared to a $476,000 gain recognized in 2022. The decrease in mortgage banking income was primarily due to lower origination and sales volume in 2023 compared to 2022. Mortgage loans originated for sale were $199.9 million in the three months ended June 30, 2023 as compared to $421.4 million for the same period in 2022. The loss on sale of securities available for sale was the result of a strategic initiative to improve the Company’s liquidity posture and to remove an inefficient portion of the Company’s balance sheet in which the cost of funding the securities was higher than the yield earned on the securities. The proceeds from the sale of securities were used to pay down FHLB borrowings and brokered deposits.

Noninterest Expense. Noninterest expense decreased $3.9 million for the three-month period ended June 30, 2023 as compared to the same period in 2022. The decrease was due primarily to a decrease in compensation and benefits of $4.1 million. The decrease in compensation and benefits expense was due primarily to a reduction in staff and incentive compensation for the Company’s mortgage banking segment as a result of decreased mortgage banking income.

Income Tax Expense. The Company recognized income tax expense of $331,000 for the three-month period ended June 30, 2023 as compared to income tax benefit of $61,000 for the same period in 2022. The effective tax rate for 2023 was 12.5%. The increase in the effective tax rate was primarily due to Company’s utilization of capital loss carryovers during the 2022 period with no corresponding utilization in the 2023 period.

Results of Operations for the Nine Months Ended June 30, 2023 and 2022

Overview. The Company reported net income of $8.9 million, or $1.29 per diluted share, for the nine-month period ended June 30, 2023 compared to net income of $14.0 million, or $1.95 per diluted share, for the nine-month period ended June 30, 2022.

Net Interest Income. Net interest income increased $2.2 million, or 5.0%, for the nine-month period ended June 30, 2023 as compared to the same period in 2022. Average interest-earning assets increased $429.9 million and average interest-bearing liabilities increased $417.2 million when comparing the two periods. The tax-equivalent net interest margin was 3.13% for 2023 compared to 3.73% for 2022.

Total interest income increased $25.1 million when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $429.2 million, from $1.61 billion for 2022 to $2.04 billion for 2023, and an increase in the average tax equivalent yield on interest-earning assets from 4.25% for 2022 to 5.03% for 2023. The increase in the average balance of interest-earning assets was primarily due to increases in the average balance of total loans and investment securities of $324.7 million and $109.7 million, respectively.

Total interest expense increased $22.8 million due to an increase in the average balance of interest-bearing liabilities of $417.2 million, from $1.27 billion for 2022 to $1.68 billion for 2023, and an increase in the average cost of interest-bearing liabilities from 0.65% for 2022 to 2.30% for 2023. The increase in the average cost of interest-bearing liabilities for 2023 was due primarily to higher rates paid for FHLB borrowings, brokered deposits and money market deposit accounts primarily due to the increase in market interest rates.

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the nine-month periods ended June 30, 2023 and 2022. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Nine Months Ended June 30,
	2023			2022
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$22,533	$603	3.57%	$31,376	$64	0.27%
Loans	1,641,215	64,800	5.26	1,316,515	43,986	4.45
Investment securities – taxable	110,548	2,896	3.49	67,297	1,594	3.16
Investment securities – nontaxable	239,380	7,494	4.17	172,949	5,067	3.91
FRB and FHLB stock	22,609	1,007	5.94	18,991	464	3.26
Total interest-earning assets	2,036,285	76,800	5.03	1,607,128	51,175	4.25

Noninterest-earning assets	159,923			180,561
Total assets	$2,196,208			$1,787,689

Liabilities and equity:
NOW accounts	$336,835	$1,424	0.56%	$326,208	$855	0.35%
Money market deposit accounts	245,711	3,837	2.08	228,137	657	0.38
Savings accounts	166,762	79	0.06	168,708	79	0.06
Time deposits	498,313	12,874	3.44	221,682	1,005	0.60
Total interest-bearing deposits	1,247,621	18,214	1.95	944,735	2,596	0.37

Fed funds purchased	3	—	0.00	—	—	0.00
FHLB borrowings	373,075	8,280	2.96	290,032	2,222	1.02
Subordinated debt and other borrowings	62,784	2,560	5.44	31,521	1,397	5.91
Total interest-bearing liabilities	1,683,483	29,054	2.30	1,266,288	6,215	0.65

Noninterest-bearing deposits	316,855			304,806
Other noninterest-bearing liabilities	35,334			36,250
Total liabilities	2,035,672			1,607,344

Total stockholders’ equity	160,536			180,345

Total liabilities and equity	$2,196,208			$1,787,689
Net interest income (taxable equivalent basis)		47,746			44,960
Less: taxable equivalent adjustment		(1,708)			(1,133)
Net interest income		$46,038			$43,827
Interest rate spread (taxable equivalent basis)			2.73%			3.60%
Net interest margin (taxable equivalent basis)			3.13%			3.73%
Average interest-earning assets to average interest-bearing liabilities			120.96%			126.92%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the nine-month periods ended June 30, 2023 and 2022. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Nine Months Ended June 30, 2023
	Compared to
	Nine Months Ended June 30, 2022
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$666	$(127)	$539
Loans	8,991	11,823	20,814
Investment securities – taxable	223	1,079	1,302
Investment securities – nontaxable	414	2,013	2,427
FRB and FHLB stock	418	125	543
Total interest-earning assets	10,712	14,913	25,625

Interest expense:
Deposits	12,983	2,635	15,618
Borrowings from FHLB	4,819	1,239	6,058
Subordinated debt	(168)	1,331	1,163
Total interest-bearing liabilities	17,634	5,205	22,839

Net increase (decrease) in net interest income (taxable equivalent basis)	$(6,922)	$9,708	$2,786

Provision for Loan Losses. The Company recognized a provision for loan losses of $1.8 million for the nine-month period ended June 30, 2023, primarily due to loan portfolio growth, compared to a provision of $1.0 million for the same period in 2022.

The Company recognized net charge-offs of $319,000 for the nine-month period ended June 30, 2023, of which $264,000 was related to unguaranteed portions of SBA loans, compared to net charge-offs of $349,000 in 2022, of which $218,000 was related to unguaranteed portions of SBA loans.

Noninterest Income. Noninterest income decreased $26.8 million for the nine-month period ended June 30, 2023 as compared to the same period in 2022. The decrease was due primarily to decreases in mortgage banking income and net gain on sale of SBA loans of $24.8 million and $1.3 million, respectively. The decrease in mortgage banking income was primarily due to lower origination and sales volume in the 2023 period compared to 2022. Mortgage loans originated for sale were $392.2 million in the nine months ended June 30, 2023 as compared to $1.42 billion in 2022. The decrease in net gain on sales of SBA loans was due primarily to decreases in production and sales volume from the SBA lending segment, and lower premiums in the secondary market.

Noninterest Expense. Noninterest expense decreased $18.7 million for the nine-month period ended June 30, 2023 as compared to the same period in 2022. The decrease was due primarily to a decrease in compensation and benefits, advertising expense and professional fees of $17.8 million, $1.1 million and $1.0 million, respectively. The decrease in compensation and benefits expense was due primarily to a reduction in staff and incentive compensation for the Company’s mortgage banking segment as a result of decreased mortgage banking income. The decreases in professional fees and advertising expense were related to the reduced activity and loan origination volume of the mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $747,000 for the nine-month period ended June 30, 2023 as compared to income tax expense of $2.4 million for the same period in 2022. The effective tax rate for 2023 was 7.7%, which was a decrease from the effective tax rate of 14.5% in 2022. The decrease was due to recognition of investment tax credits related to solar projects in 2023 and lower pre-tax income in 2023 as compared to 2022.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2023, the Bank had cash and cash equivalents of $42.5 million and securities available-for-sale with a fair value of $248.4 million, including $192.2 million that are unpledged. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on federal funds purchased lines of credit facilities with other financial institutions and additional collateral eligible for repurchase agreements. At June 30, 2023, the Bank had the ability to borrow a total of $590.0 million from the FHLB, of which $345.0 million was borrowed and outstanding. In addition, the Bank had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at June 30, 2023. The Bank also had two other federal funds line of credit facilities with other financial institutions from which we had the ability to borrow an additional $22 million and $15 million, respectively. The Bank did not have any outstanding federal funds purchased at June 30, 2023.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. If these maturing deposits do not remain with the Bank, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. As of June 30, 2023, deposits exceeding the FDIC insurance limit of $250,000 per insured account were estimated to be not greater than $325.3 million, or 19.6% of total deposits.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2023, the Company (unconsolidated basis) had liquid assets of $9.3 million.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2023, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.06%, 10.49%, 10.49% and 11.35%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under prompt corrective action provisions. At June 30, 2023, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2022.

For the nine-month period ended June 30, 2023, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

	At June 30, 2023		At September 30, 2022
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(8,852)	(15.69)%	$(15,503)	(27.12)%
200bp	(5,667)	(10.04)	(8,858)	(15.50)
100bp	(2,721)	(4.82)	(3,224)	(5.64)
(100)bp	2,638	4.67	2,819	4.93
(200)bp	3,480	6.17	5,095	8.91

At June 30, 2023, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $2.7 million, or 4.82%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 10.04% and 15.69%, respectively. An immediate and sustained decrease in rates of 1.00% will increase our net interest income by $2.6 million, or 4.67%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to increase by 6.17%.

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

Due to the material weaknesses in internal control over financial reporting identified and described below, management has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 and has concluded that the Company’s internal control over financial reporting was not effective as of that date because of the material weaknesses.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

During the quarter ended June 30, 2023, management continued taking steps to remediate the material weaknesses by adding a second level of review by executive management of the significant other assets and other liabilities account reconciliation process, and the review of all changes made to participation loan sales contracts. Management has also provided additional training and management oversight related to these areas.

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2023:

			(c)	(d)
			Total number of shares	Maximum number (or
	(a)	(b)	(or units) purchased as	appropriate dollar value) of
	Total number of	Average price	part of publicly	shares (or units) that may yet
	shares (or units)	paid per share	announced plans or	be purchased under the plans
Period	purchased	(or unit)	programs (1)	or programs
April 1, 2023 through April 30, 2023	—	$—	—	27,548
May 1, 2023 through May 31, 2023	—	$—	—	27,548
June 1, 2023 through June 30, 2023	—	$—	—	27,548
Total	—	$—	—	27,548
(1)

On August 16, 2021, the Company announced that its Board of Directors authorized a stock repurchase program to acquire up to 356,220 shares, or 5.0% of the Company’s outstanding common stock. This replaces the previously existing stock repurchase program announced by the Company on November 16, 2012, which had 346,776 shares (split-adjusted) remaining for repurchase.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated	August 9, 2023	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated	August 9, 2023	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer