Form 10-K
period 2023-09-30
First Savings Financial Group, Inc.
filed 2023-12-20
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $87.2 million, based upon the closing price of $16.09 per share as quoted on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2023.

The number of shares outstanding of the registrant’s common stock as of December 4, 2023 was 6,883,960.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2023, which is the most recent date for which data is available from the FDIC, we held approximately 33.27%, 19.64%, 2.66%, 23.38%, 100.00% and 25.52% of the FDIC-insured deposits in Clark, Daviess, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, may have greater resources.

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

We generally do not originate conventional loans with loan-to-value ratios exceeding 80%, including that for non-owner occupied residential real estate loans whose loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance. However, the total balance of residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $18.4 million, of which some do not have private mortgage insurance or government guaranty. We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

Commercial Real Estate Loans. We offer fixed and adjustable-rate mortgage loans secured by commercial real estate. Our commercial real estate loans are generally secured by small to moderately-sized office, retail and industrial properties located in our primary market area and are typically made to small business owners and professionals such as attorneys and accountants.

We originate fixed-rate commercial real estate loans, generally with terms up to five years and payments based on an amortization schedule of 15 to 20 years, resulting in “balloon” balances at maturity. We also offer adjustable-rate commercial real estate loans, generally with terms up to five years and with interest rates typically equal to a margin above the prime lending rate or the Secured Overnight Financing Rate (SOFR). Loans are secured by first mortgages, generally are originated with a maximum loan-to-value ratio of 80% and often require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors.

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area (“NNN Finance Program”). This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees. The terms of the loans are generally consistent with the aforementioned terms of in-market commercial real estate loans; however, these cannot exceed 70% loan-to-value and loan maturities cannot exceed the expiration of the underlying leases. In addition, the Company has established guidelines with respect to concentrations by state, lessee and industry of lessees as a percentage of regulatory capital. The average size of these loans originated was $1.8 million and the portfolio balance was $757.4 million at September 30, 2023.

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

We generally do not sell whole loans, other than long-term fixed rate residential mortgage loans that we originate, or participation interests in loans originated by us. We also generally do not purchase whole loans or participation interests in loans originated by other financial institutions. However, in order to manage certain risk factors or supplement our lending portfolio, we may sell or purchase whole loans or participation interests in loans from time to time depending on various factors. At September 30, 2023, $163.3 million of loans included sold participation interests of $111.2 million, for a net position of $52.0 million outstanding in our portfolio. At September 30, 2023, acquired participation interests of loans totaled $25.5 million.

Beginning in April 2015, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in SBA lending in order to enhance the Company’s proficiency in SBA 7(a) program loan originations and sales. The Bank continues to hire additional business development officers and appropriate supporting staff in order to grow this lending platform. The primary purpose of this lending platform is to originate SBA 7(a) program loans, the borrowers and collateral for which are outside of our primary market area, and sell the amounts guaranteed by the SBA in the secondary market. This lending platform is also designed to diversify the Company’s geographic and interest rate risk profile with respect to the retained unguaranteed amounts given the geographic dispersion of the loans and collateral, and their floating rate structure. The Company originated SBA loans with a total commitment of $54.4 million during the year ended September 30, 2023. At September 30, 2023, $301.6 million of SBA loans included sold guaranteed portions of $209.6 million, for a net position of $92.0 million outstanding in our portfolio. All SBA loans held for sale were carried at the lower of cost or fair market value at September 30, 2023 and 2022.

Mortgage Banking. Beginning in April 2018, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in the origination and sale of one- to four-family residential real estate loans on a nationwide basis. The primary purpose of this lending platform is to originate one- to four-family residential real estate loans, the borrowers and collateral for which are outside of our primary market area, and sell the whole loans in the secondary market. The Company originated $587.7 million and sold $603.6 million of one- to four-family residential real estate loans within this lending platform during the year ended September 30, 2023. The amount outstanding in the Bank’s portfolio at September 30, 2023 included $24.7 million in loans held for sale, recorded at fair market value.

Beginning in 2019, the Bank began to augment its mortgage banking originations by purchasing whole loans from third party originators. The Bank’s Third Party Origination (“TPO”) program expanded significantly in 2020 and 2021 and accounted for the majority of the Bank’s activity in the mortgage banking division in 2022 and 2023. Loans purchased from third party originators generally have a higher cost and result in a lower profit margin for the Bank upon the sale of loans. Our decision to sell or purchase loans is based on prevailing market interest rate conditions, interest rate risk management considerations, regulatory lending restrictions and liquidity needs.

The residential mortgage industry is highly competitive, and we compete with other community banks, regional banks, national banks, credit unions, financial service companies and online mortgage companies. Due to the highly competitive nature of the residential mortgage industry, we expect to continue to face competitive pressures related to changing market conditions that could reduce our margins and mortgage banking revenue. The mortgage volume industry-wide could decline, which could result in a significant decline in our mortgage banking revenue. Our mortgage banking office leases are generally short-term in nature and the compensation arrangements provide scalability to our business model. See Note 25, “Segment Reporting,” and Note 27, “Mortgage Banking” of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the financial performance of the mortgage banking segment.

In October 2023, the Company announced the Board of Directors' decision to exit the Bank's residential mortgage banking operations during the first fiscal quarter ending December 31, 2023. The Bank will continue to offer residential mortgage lending in its primary market areas, but will exit the national out-of-market business.

Loan Approval Procedures and Authority. Our conventional lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management. Certain of our employees have been granted individual lending limits, which vary depending on the individual, the type of loan and whether the loan is secured or unsecured. Generally, all loan requests for non-SBA 7(a) program lending relationships that exceed the individual officer lending limits, which is generally $300,000 secured or $25,000 unsecured, require committee or Board of Directors approval. Loans resulting in aggregated lending relationships in excess of individual officer lending limits but less than $10.0 million require approval by the Officer Loan Committee and loans resulting in aggregated lending relationships in excess of $10.0 million but less than $14.0 million require approval of the Board Credit Committee. The Board Credit Committee consists of the President and three independent Board members, and the Officer Loan Committee consists of members of senior management and certain other officers designated by the Board of Directors. Loans resulting in aggregated lending relationships in excess of $14.0 million require approval by the Board of Directors.

Our SBA 7(a) program lending activities also follow underwriting standards and loan origination procedures established by our Board of Directors and management. Certain of our employees have been granted individual lending limits, which is $2.0 million for the aggregate loan balance, of which 75% or greater is guaranteed by the SBA. Generally, all SBA 7(a) program loan requests for lending relationships that exceed the individual officer lending limits require approval by the SBA Officer Loan Committee. The SBA Officer Loan Committee consists of the President, Chief Financial Officer, Chief Lending Officer, Chief of Credit Administration, Chief of SBA Lending. The aggregated lending relationships for the SBA 7(a) program may not exceed $5.0 million according to SBA guidelines and therefore no loan requests require approval by the Board of Directors given that the portion of SBA 7(a) program loans that are not guaranteed by the SBA may not exceed $1.25 million.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At September 30, 2023, our regulatory limit on loans to one borrower was $33.0 million. At that date, our largest lending relationship was for a commitment of $29.0 million, of which $20.0 million was outstanding, and was performing according to its original terms at that date.

Loan Commitments. We issue commitments for commercial loans conditioned upon the occurrence of certain events. Commitments to originate loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days. See Note 17, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding our loan commitments at September 30, 2023.

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

At September 30, 2023, our investment portfolio consisted primarily of U.S. Treasury notes, government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and pass-through asset-backed securities guaranteed by the SBA.

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

Borrowings. We use advances from the FHLB to supplement our investable funds. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System functions as a central reserve bank providing credit for member financial institutions. First Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of the U.S., U.S. government agencies or U.S. government-sponsored enterprises), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. We have four federal funds purchased line of credit facilities with other financial institutions that are subject to continued borrower eligibility and are intended to support short-term liquidity needs. We also utilize brokered certificates of deposit and reciprocal time deposits as sources of borrowings and may use broker repurchase agreements and internet certificates of deposit from time to time, depending on our liquidity needs and pricing of these facilities versus other funding alternatives.

Employees and Human Capital Resources

We believe that the success of a business is largely due to the quality of its employees, the development of each employee’s full potential, and the Company’s ability to provide timely and satisfying rewards. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies from within. We invest in learning and development including tuition reimbursement for courses, degree programs and fees paid for certifications. As of September 30, 2023, we had 370 full-time employees and 52 part-time employees, none of whom is represented by a collective bargaining unit.

Subsidiaries

The Company has two wholly-owned subsidiaries, First Savings Bank and First Savings Risk Management, Inc. (the “Captive”). The Bank has three subsidiaries, Q2 Business Capital, LLC, an Indiana limited liability company specializing in the origination and servicing of SBA loans, First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio, and Southern Indiana Financial Corporation, an independent insurance agency, offering various types of annuities and life insurance policies. Southern Indiana Financial Corporation is currently inactive.

The Captive, which is a wholly-owned insurance subsidiary of the Company, is a Nevada corporation that provided property and casualty insurance to the Company, the Bank and the Bank’s active subsidiaries. In addition, the Captive provided reinsurance to 11 other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. Effective September 30, 2023, the Captive was dissolved and is no longer active.

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

Regulation of First Savings Bank

Business Activities. The activities of Indiana-chartered banks, such as First Savings Bank, are governed by Indiana and federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which banks may engage

Federal law generally limits the activities as principal and equity investments of FDIC insured state banks to those permitted for national banks. Activities as principal of state bank subsidiaries are also limited to those permitted for subsidiaries of national banks, absent regulatory approval for a particular subsidiary activity. In addition, federal law limits the authority of Federal Reserve System member banks, such as First Savings Bank, to purchase investment securities. Generally, such authority is limited to investment securities permissible for national banks, which includes investment grade, marketable debt obligations. Certain activities, such as the establishment of new branches and mergers and acquisitions, require the prior approval of both the INDFI and the FRB.

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

As of September 30, 2023, First Savings Bank met all applicable capital adequacy requirements in effect at that date.

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

Assessments. Indiana banks are required to pay assessments to the INDFI to fund the agency’s operations. The assessments paid to the INDFI by First Savings Bank for the year ended September 30, 2023 totaled $96,000.

Federal Home Loan Bank System. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. First Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. First Savings Bank was in compliance with this requirement with an investment in FHLB capital stock of $23.1 million at September 30, 2023.

Federal Reserve Board System. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). On March 26, 2020, in response to the COVID-19 pandemic, the FRB reduced the reserve requirement to zero, and the requirement remained at zero at September 30, 2023 and 2022.

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate. For the Company’s tax year ended September 30, 2023, Indiana imposed a 5.00% franchise tax based on a financial institution’s adjusted gross income as defined by statute. The Indiana franchise tax rate will be reduced to 4.90% for the Company’s tax years ending September 30, 2024 and years thereafter, respectively. In computing Indiana taxable income, deductions for municipal interest, state and local income taxes and certain accelerated depreciation permitted for federal tax purposes are disallowed.

The Company and its subsidiaries also file income and franchise tax returns in various other states where they are deemed to have tax nexus.

The Company’s Indiana tax returns for the fiscal years ended September 30, 2020 and 2021 were audited by the Indiana Department of Revenue. These audits were closed during the fiscal year ended September 30, 2023. Our other state income tax returns have not been audited during the last five years.

Item 1A. RISK FACTORS

Risks Related to Our Lending Activities

Our emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2023, $1.13 billion, or 63.1%, of our loan portfolio consisted of commercial real estate loans and commercial business loans. Subject to market conditions, we intend to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At September 30, 2023, nonperforming commercial real estate loans totaled $7.9 million. At September 30, 2023 nonperforming commercial business loans totaled $3.0 million. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At September 30, 2023, $56.7 million, or 3.18% of our loan portfolio consisted of construction loans, and land and land development loans, and $3.3 million, or 8.34% of the construction loan portfolio (excluding undisbursed commitments and portions participated to other financial institutions), consisted of speculative construction loans at that date. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans. These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would adversely affect our earnings. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2023, $23.7 million, or 4.5% of our residential mortgage loan portfolio and 1.3% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At September 30, 2023, we had five non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $5.3 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At September 30, 2023, the Bank had one nonperforming non-owner occupied residential loan totaling $15,000. At September 30, 2023, the Bank did not have any non-owner occupied residential properties held as real estate owned. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

Our mortgage banking operation originates and sells residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products and the revenue realized on the sale of loans and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $14.2 million in the year ended September 30, 2023. This revenue could significantly decline in future periods if interest rates continue to rise and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability. As is noted above under Loan Underwriting Risks, in October 2023, the Company announced the Board of Directors’ decision to exit the Bank’s residential mortgage banking operations during the first fiscal quarter ending December 31, 2023.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2023, which is the most recent date for which data is available from the FDIC, we held approximately 33.27%, 19.64%, 2.66%, 23.38%, 100.00% and 25.52% of the FDIC-insured deposits in Clark, Daviess, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

Risks Related to Changes in Market Interest Rates

Changing interest rates may hurt our earnings and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, as it has in recent quarters, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding loans or investments, which would likely hurt our income. At September 30, 2023, approximately $770.2 million, or 43.1% of the total loan portfolio, consisted of fixed-rate loans with maturity dates after September 30, 2024. This investment in fixed-rate loans exposes the Company to increased levels of interest rate risk.

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

Goodwill represents the amount of consideration exchanged over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  At September 30, 2023, our goodwill totaled $9.8 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

Risks Related to an Investment in Our Common Stock

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2023 or that we will be able to pay future dividends at all.

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

As of December 4, 2023, our directors, executive officers, and their related entities and persons currently beneficially own, in the aggregate, approximately 15.44% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our directors, executive officers, and their related entities and persons, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

Not applicable

Item 2.  PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of September 30, 2023.

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

The Company purchased an 8.097 acre parcel of land in Jeffersonville, Indiana, in July 2013 upon which it intended to construct an office building, relocate its corporate headquarters, and subsequently divest of additional unused acreage in future years. However, in October 2018, the Company acquired an office building for $7.5 million in Jeffersonville, Indiana, to which it has relocated its corporate headquarters. In September 2022, the Company sold an 4.19 acre parcel of the land previously purchased in Jeffersonville, Indiana. As of September 30, 2023, the 3.907 acre parcel of land, which has a carrying value of approximately $203,000, is listed for sale and is included in other real estate owned, held for sale on the balance sheet of the Consolidated Financial Statements.

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

The Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessing customer fees related to items presented on accounts with insufficient funds (NSF items). The Company has reached a verbal settlement agreement with the claimant, and the Company has accrued a loss contingency for this pending settlement at September 30, 2023, the amount of which had an immaterial effect on the consolidated financial statements.

The Bank is in discussions with the Federal Reserve Board regarding an alleged violation of law or regulation occurring during 2019. These discussions with the Federal Reserve Board regarding the allegation began in March 2023. The Bank is cooperating with the Federal Reserve Board and continues to review this matter internally and with external legal counsel. The foregoing could result in enforcement action against the Bank including civil money penalties and remedial measures. The Company has accrued a loss contingency for this pending litigation at September 30, 2023, the amount of which had an immaterial effect on the Consolidated financial statements.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol “FSFG.” All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021. As of December 7, 2022, the Company had approximately 225 holders of record and 6,883,960 shares of common stock outstanding. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 21 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company. The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future.

Purchases of Equity Securities

On August 16, 2021, the Company announced that its Board of Directors authorized a stock repurchase program to acquire up to 356,220 shares, or 5.0% of the Company’s outstanding common stock. This replaces the previously existing stock repurchase program announced by the Company on November 16, 2012, which had 346,776 shares (split-adjusted) remaining for repurchase. There were no shares repurchased under either stock repurchase plan during the quarter ended September 30, 2023.

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2023:

				(d)
			(c)	Maximum number
			Total number	(or appropriate
			of shares (or	dollar value) of
	(a)	(b)	units) purchased	shares (or units) that
	Total number	Average price	as part of publicly	may yet be
	of shares (or	paid per share	announced plans	purchased under
Period	units) purchased	(or unit)	or programs (1)	the plans or programs
July 1, 2023 through July 31, 2023	—	$—	—	27,548
August 1, 2023 through August 31, 2023	—	$—	—	27,548
September 1, 2023 through September 30, 2023	—	$—	—	27,548
Total	—	$—	—	27,548

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2023 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants and	outstanding options,	(excluding securities reflected in
	rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	408,669	$20.79	99,118

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	408,669	$20.79	99,118

In December 2009 the Company adopted the 2010 Equity Incentive Plan (“2010 Plan”), which the Company’s shareholders approved in February 2010. The 2010 Plan provided for the award of stock options and restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 1.1 million shares, consisting of 762,612 stock options and 305,043 shares of restricted stock. As of September 30, 2023, grants outstanding under the 2010 Plan included 305,043 restricted shares, 559,521 incentive stock options and 203,091 non-statutory stock options to directors, officers and key employees. The restricted shares and stock options granted vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

In December 2015 the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”), which the Company’s shareholders approved in February 2016. The 2016 Plan provides for the award of stock options and restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock. As of September 30, 2023, grants outstanding under the 2016 Plan included 64,500 restricted shares, 167,019 incentive stock options and 45,900 non-statutory stock options to directors, officers and key employees. The restricted shares and stock options granted vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

In December 2020, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”), which the Company’s shareholders approved in February 2021. The 2021 Plan provides for the award of stock options and restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 356,058 shares, consisting of 267,043 stock options and 89,015 shares of restricted stock. As of September 30, 2023, grants outstanding under the 2021 Plan included 65,750 shares of restricted stock, 171,000 incentive stock options and 24,750 non-statutory stock options to directors, officers and key employees. The restricted shares and stock options granted vest ratably over one year or five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

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

	At September 30,
(In thousands)	2023	2022	2021	2020	2019
Financial Condition Data:
Total assets	$2,288,854	$2,093,725	$1,721,394	$1,764,625	$1,222,579
Cash and cash equivalents	30,845	41,665	33,428	33,726	41,432
Securities available-for-sale	227,739	316,517	206,681	201,965	177,302
Securities held-to-maturity	1,300	1,558	1,837	2,102	2,336
Loans held for sale	45,855	60,462	214,940	285,525	96,070
Loans, net	1,770,243	1,474,544	1,075,936	1,090,063	810,658
Deposits	1,688,316	1,515,834	1,227,580	1,048,076	834,384
Borrowings from FHLB	363,183	307,303	250,000	310,858	222,544
Other borrowings	48,444	88,206	19,865	194,631	23,729
Stockholders’ equity	150,981	151,565	180,377	157,272	121,053

	For the Year Ended September 30,
(In thousands)	2023	2022	2021	2020	2019
Operating Data:
Interest income	$103,229	$71,194	$65,259	$57,699	$50,995
Interest expense	41,655	10,542	8,087	10,538	10,906
Net interest income	61,574	60,652	57,172	47,161	40,089
Provision (credit) for loan losses	2,612	1,908	(1,767)	7,962	1,463
Net interest income after provision (credit) for loan losses	58,962	58,744	58,939	39,199	38,626
Noninterest income	25,342	51,227	120,436	133,351	43,854
Noninterest expense	76,122	92,662	139,409	125,808	62,390
Income before income taxes	8,182	17,309	39,966	46,742	20,090
Income tax expense	10	1,923	9,997	12,661	3,095
Net income	8,172	15,386	29,969	34,081	16,995
Less: net income attributable to noncontrolling interests	—	—	402	727	818
Net income attributable to First Savings Financial Group	8,172	15,386	29,567	33,354	16,177

	For the Year Ended September 30,
	2023	2022	2021	2020	2019
Per Share Data (1):
Net income per common share, basic	$1.19	$2.18	$4.16	$4.72	$2.33
Net income per common share, diluted	1.19	2.15	4.12	4.68	2.27
Dividends per common share	0.55	0.51	0.36	0.22	0.21

(1)	Per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

	At or For the Year Ended September 30,
	2023	2022	2021	2020	2019
Performance Ratios:
Return on average assets	0.37%	0.83%	1.69%	2.27%	1.42%

Return on average equity	5.04	8.65	17.59	26.06	15.65

Return on average common stockholders’ equity	5.04	8.65	17.37	25.46	15.00

Interest rate spread (1)	2.69	3.55	3.54	3.37	3.63

Net interest margin (2)	3.10	3.72	3.67	3.55	3.88

Other expenses to average assets	3.43	5.01	7.95	8.58	5.48

Efficiency ratio (3)	87.58	82.82	78.49	69.70	74.32

Efficiency ratio (excluding nonrecurring items) (4)	80.61	81.03	78.51	69.86	74.51

Average interest-earning assets to average interest-bearing liabilities	120.17	126.40	125.92	123.65	124.96

Dividend payout ratio	46.41	23.68	8.59	4.77	9.10

Average equity to average assets	7.31	9.61	9.71	8.92	9.54

Capital Ratios:
Total capital (to risk-weighted assets):
Consolidated	11.47%	12.33%	14.28%	13.37%	13.85%
Bank	11.27	11.44	13.60	12.75	12.88

Tier 1 capital (to risk-weighted assets):
Consolidated	8.22	8.73	11.76	10.58	10.70
Bank	10.42	10.59	12.54	11.53	11.81

Common equity Tier 1 capital (to risk-weighted assets):
Consolidated	8.22	8.73	11.76	10.58	10.70
Bank	10.42	10.59	12.54	11.53	11.81

Tier 1 capital (to average adjusted total assets):
Consolidated	7.24	7.96	9.73	8.53	8.39
Bank	9.17	9.58	10.07	9.37	9.34

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for 2023, 2022, 2021, 2020 and 2019.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for 2023, 2022, 2021, 2020 and 2019.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	Represents other expenses, excluding nonrecurring items as discussed below, divided by the sum of net interest income and other income, excluding income (loss) from tax credit investments discussed below. The efficiency ratio for 2023 excludes expenses of $1.4 million related to the core processing system conversion, $769,000 related to MSR valuation allowance for intended sale, $1.5 million related to SBA guaranteed loan contingency, $1.1 million related to mortgage banking loss contingencies and $1.2 million of professional fees related to the mortgage banking loss contingencies. The efficiency ratio for 2022 excludes the income from tax credit investments of $12,000 and expenses of $2.0 million related to consulting fees paid in connection with the evaluation and negotiation of a new core processing contract. The efficiency ratio for 2021, 2020 and

2019 excludes the income from tax credit investments of $32,000, $426,000 and $210,000, respectively. This is a non-GAAP financial measure that management believes is useful to investors in understanding the Company’s performance.

	At or For the Year Ended September 30,
	2023	2022	2021	2020	2019
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.95%	1.03%	1.31%	1.54%	1.22%

Allowance for loan losses as a percent of nonperforming loans	121.16	141.49	92.43	125.05	193.82

Net charge-offs to average outstanding loans during the period	0.06	0.06	0.07	0.09	0.09

Nonperforming loans as a percent of total loans	0.78	0.73	1.42	1.23	0.63

Nonperforming loans as a percent of total assets	0.61	0.52	0.90	0.77	0.42

Nonperforming assets as a percent of total assets	0.69	0.65	1.00	0.95	1.02

Other Data:
Number of full service branch offices	15	15	15	15	15
Number of deposit accounts	49,226	48,122	46,361	44,852	44,343
Number of loans	7,796	7,401	7,041	8,074	7,759

Balance Sheet Analysis

Cash and Cash Equivalents. At September 30, 2023 and 2022, cash and cash equivalents totaled $30.8 million and $41.7 million, respectively. The Bank is at times required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but are interest-bearing.

Loans Held for Sale. Residential mortgage loans held for sale decreased by $13.9 million in 2023 due to loan sales outpacing originations.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one to four family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans. To a lesser extent, we originate various consumer loans including home equity lines of credit. Net loans increased $295.7 million, from $1.47 billion at September 30, 2022 to $1.77 billion at September 30, 2023.

At September 30, 2023, residential mortgage loans totaled $528.4 million, or 29.6% of total loans, compared to $368.2 million, or 24.7% of total loans at September 30, 2022. The increase in residential mortgage loans is primarily due a $125.9 million increase in first-lien home equity line of credit loans. The Company launched a national first-lien home equity line of credit product in fiscal 2021, the balance of which was $307.9 million and $178.4 million at September 30, 2023 and 2022, respectively. We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 15-year and 30-year fixed rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income. Management intends to continue offering short-term adjustable rate residential mortgage loans and generally sell long-term fixed rate mortgage loans in the secondary market.

Commercial real estate loans, including in-market commercial real estate loans, single tenant net lease loans, and SBA real commercial real estate loans, totaled $991.7 million, or 55.5% of total loans at September 30, 2023, compared to $903.8 million, or 60.7% of total loans at September 30, 2022. The increase in commercial real estate loans is primarily due to an increase in single tenant net lease loans, which increased $82.8 million during the year ended September 30, 2023. Management intends to continue to focus on pursuing commercial real estate loan opportunities, both within our primary market area as well as through the single tenant net lease and SBA loan programs, to further diversify the loan portfolio.

Multi-family real estate loans totaled $34.9 million, or 2.0% of total loans at September 30, 2023, compared to $32.4 million, or 2.2% of total loans at September 30, 2022. These loans are primarily secured by apartment buildings and other multi-tenant developments in our primary market area.

Residential construction loans totaled $24.9 million, or 1.4% of total loans at September 30, 2023, of which $3.3 million were speculative construction loans. At September 30, 2022, residential construction loans totaled $18.3 million, or 1.2% of total loans, of which $3.7 million were speculative construction loans.

Commercial construction loans totaled $14.6 million, or 0.8% of total loans, at September 30, 2023 compared to $5.9 million, or 0.4% of total loans at September 30, 2022.

Land and land development loans totaled $17.2 million, or 1.0% of total loans at September 30, 2023, compared to $11.9 million, or 0.8% of total loans at September 30, 2022. These loans are primarily secured by vacant lots to be improved for residential and nonresidential development, and farmland.

Commercial business loans, including in-market commercial business loans and SBA commercial business loans, totaled $134.5 million, or 7.5% of total loans, at September 30, 2023 compared to $110.3 million, or 7.4% of total loans, at September 30, 2022. In-market commercial business loans increased $27.6 million during the year due primarily to increased commercial business lending opportunities in our primary market area. Management intends to continue to focus on pursuing commercial business loan opportunities, both within our primary market area as well as through various SBA loan programs, to further diversify the loan portfolio.

Consumer loans totaled $39.9 million, or 2.2% of total loans, at September 30, 2023 compared to $38.1 million, or 2.6% of total loans, at September 30, 2022.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$528,410	29.58%	$368,211	24.73%
Commercial	187,232	10.48	169,861	11.41
Single tenant net lease	757,388	42.40	674,567	45.31
SBA commercial real estate	47,078	2.64	59,379	3.99
Multi-family	34,892	1.95	32,411	2.18
Residential construction	24,924	1.40	18,261	1.23
Commercial construction	14,588	0.82	5,938	0.40
Land and land development	17,234	0.96	11,880	0.80
	1,611,746	90.23	1,340,508	90.04

Commercial business	117,594	6.58	90,010	6.05
SBA commercial business	16,939	0.95	20,282	1.36
Consumer	39,915	2.23	38,052	2.56

Total loans	1,786,194	100.00%	1,488,852	100.00%

Deferred loan origination fees and costs, net	949		1,052
Allowance for loan losses	(16,900)		(15,360)
Loans, net	$1,770,243		$1,474,544

Loan Maturity

The following table sets forth certain information at September 30, 2023 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At September 30, 2023
			More Than
		More Than One	Five Years	More Than
	One Year or	Year to Five	to Fifteen	Fifteen
Amounts due in:	Less	Years	Years	Years	Total
(In thousands)
Residential real estate (1)	$24,216	$52,618	$153,104	$333,364	$563,302
Commercial real estate (2)	48,763	75,675	69,336	10,692	204,466
Single tenant net lease	93,590	320,670	341,615	1,513	757,388
SBA commercial real estate	2,260	6,760	18,747	19,311	47,078
Residential construction (3)	24,924	—	—	—	24,924
Commercial construction (3)	14,588	—	—	—	14,588
Commercial business	58,813	39,631	17,571	1,579	117,594
SBA commercial business	2,037	7,997	6,105	800	16,939
Consumer	5,421	16,561	15,963	1,970	39,915
Total	$274,612	$519,912	$622,441	$369,229	$1,786,194

(1)Includes multifamily loans.
(2)Includes farmland, land and land development loans.
(3)Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2023 that are due after September 30, 2024, and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$112,956	$426,130	$539,086
Commercial real estate (2)	64,743	90,960	155,703
Single tenant net lease	537,446	126,352	663,798
SBA commercial real estate	—	44,818	44,818
Commercial business	50,578	8,203	58,781
SBA commercial business	112	14,790	14,902
Consumer	4,400	30,094	34,494
Total	$770,235	$741,347	$1,511,582

(1)Includes multifamily loans.
(2)Includes farmland, land and land development loans.

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities and pass-through asset-backed securities guaranteed by the SBA. Available for sale securities decreased by $88.8 million, from $316.5 million at September 30, 2022 to $227.7 million at September 30, 2023, due primarily to sales of $79.2 million, maturities and calls of $12.2 million, principal repayments of $4.7 million and an increase in unrealized losses of $2.9 million, partially offset by purchases of $11.7 million.

Securities Held to Maturity. Our held to maturity securities portfolio consists of mortgage-backed securities issued by government sponsored enterprises and municipal bonds. Held to maturity securities decreased by $258,000 from $1.6 million at September 30, 2022 to $1.3 million at September 30, 2023, due primarily to maturities and principal repayments.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2023		2022		2021
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
US Treasury notes and bills	$30,598	$25,949	$30,809	$27,295	$250	$250
Agency mortgage-backed	28,542	24,268	30,786	27,500	8,143	8,384
Agency CMO	14,064	12,742	15,562	14,821	13,315	13,530
Privately-issued CMO	424	396	495	470	729	803
Privately-issued asset-backed	433	443	561	569	721	772
SBA certificates	11,587	10,745	12,255	12,012	2,157	2,138
Municipal	177,561	151,484	260,326	233,850	170,102	180,804
Other	2,000	1,712	—	—	—	—
Total	$265,209	$227,739	$350,794	$316,517	$195,417	$206,681

Securities held to maturity:
Agency mortgage-backed	$36	$35	$45	$45	$64	$69
Municipal	1,264	1,268	1,513	1,548	1,773	1,985
Total	$1,300	$1,303	$1,558	$1,593	$1,837	$2,054

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2023. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 21.0%. Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

			More than		More than
	One Year		One Year to		Five Years to		More than
	or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available for sale:

US Treasury notes	$671	2.25%	$905	2.80%	$24,373	2.33%	$—	—%	$25,949	2.34%
Agency mortgage-backed securities	—	—	88	3.69	533	3.05	23,647	3.30	24,268	3.30
Agency CMO	—	—	1,216	4.40	3,695	3.60	7,831	4.08	12,742	3.97
Privately-issued CMO	—	—	—	—	—	—	396	9.02	396	9.02
Privately-issued ABS	—	—	—	—	366	8.97	77	7.45	443	8.71
SBA certificates	—	—	—	—	9,824	4.27	921	6.20	10,745	4.43
Municipal	1,594	4.95	7,296	4.31	15,532	3.97	127,062	3.85	151,484	3.90
Other	—	—	—	—	1,712	8.00	—	—	1,712	8.00
Total	$2,265	4.15%	$9,505	4.17%	$56,035	3.43%	$159,934	3.81%	$227,739	3.74%

Securities held to maturity:

Agency mortgage-backed	$—	—%	$16	5.31%	$—	—%	$20	6.59%	$36	6.01%
Municipal	253	6.44	667	5.96	344	5.52	—	—	1,264	5.93
Total	$253	6.44%	$683	5.94%	$344	5.52%	$20	6.59%	$1,300	5.94%

Deposits. Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments. Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and time deposits. Deposits increased $172.5 million from $1.52 billion at September 30, 2022 to $1.69 billion at September 30, 2023. The Bank recognized increases in money market deposit accounts of $85.5 million and retail time deposits of $41.1 million, when comparing the two years. Brokered certificates of deposit totaled $438.3 million at September 30, 2023 compared to $292.5 million at September 30, 2022. There were no reciprocal time deposits at September 30, 2023 and 2022. We have continued to promote relationship oriented deposit accounts but at times also utilize brokered certificates of deposit and reciprocal time deposits as an alternative to retail time deposits. In addition, we have continued to develop and promote cash management services including sweep accounts and remote deposit capture in order to increase the level of commercial deposit accounts. We believe that the development and promotion of these products has made us more competitive in attracting commercial deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2023	2022
Non-interest-bearing demand deposits	$242,237	$340,172
NOW accounts	336,446	343,296
Money market accounts	323,739	238,219
Savings accounts	170,073	171,779
Retail time deposits	170,980	129,864
Brokered & reciprocal time deposits	438,319	292,504
Total	$1,681,794	$1,515,834

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity as of September 30, 2023.

(In thousands)	Amount
Three months or less	$21,190
Over three through six months	7,155
Over six through twelve months	20,495
Over twelve months	8,926
Total	$57,766

Our uninsured deposits, which consist solely of the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $463.5 million and $494.7 million at September 30, 2023 and 2022, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowings. We use borrowings from the FHLB consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments. The outstanding balance of borrowings from the FHLB increased $55.9 million, from $307.3 million at September 30, 2022 to $363.2 million at September 30, 2023. FHLB borrowings are primarily used to fund loan demand and to purchase available for sale securities.

The following table sets forth certain information regarding the Bank’s use of FHLB borrowings.

	Year Ended September 30,
(Dollars in thousands)	2023	2022	2021
Maximum amount of FHLB borrowings outstanding at any month-end during period	$486,886	$404,098	$340,092
Average FHLB borrowings outstanding during period	368,239	292,803	282,001
Weighted average interest rate during period	2.92%	1.14%	1.13%
Balance outstanding at end of period	$363,183	$307,303	$250,000
Weighted average interest rate at end of period	2.90%	2.05%	1.13%

Other borrowings were comprised of subordinated debt at September 30, 2023. Other borrowings were comprised of subordinated debt and secured borrowings related to sold commercial loan participation interests that did not qualify for sales treatment under U.S. GAAP at September 30, 2022. Other borrowings decreased from $88.2 million at September 30, 2022 to $48.4 million at September 30, 2023 due to a decrease in secured borrowings of $38.0 million and a decrease in subordinated debt of $1.8 million.

On September 20, 2018, the Company entered into a subordinated note purchase agreement in the principal amount of $20 million. The subordinated note initially bears a fixed interest rate of 6.02% per year through September 30, 2023, and thereafter a floating rate, reset quarterly, equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus 310 basis points. All interest is payable quarterly and the subordinated note is scheduled to mature on September 30, 2028. The subordinated note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after September 30, 2023. The subordinated note is presented net of unamortized debt issuance costs of $68,000 at September 30, 2022, in the accompanying consolidated balance sheet. The debt issuance costs were amortized over five years, which represents the period from issuance to the first redemption date of September 30, 2023. The Company elected not to repay the subordinated note on the first optional redemption date of September 30, 2023, but has the right to repay the note without penalty upon providing adequate notice to the investors.  The subordinated note is intended to qualify as Tier 2 capital for the Company under regulatory guidelines. However, following September 30, 2023, 20% of the remaining debt outstanding under this subordinated note agreement is disallowed from Tier 2 capital each year until maturity on September 30, 2028.

On March 18, 2022, the Company entered into subordinated note purchase agreements in the aggregate principal amount of $31 million. The subordinated notes initially bear a fixed interest rate of 4.50% per year through March 30, 2027, and thereafter a floating rate, reset quarterly, equal to the three-month SOFR rate plus 276 basis points. All interest is payable semi-annually and the subordinated notes are scheduled to mature on March 30, 2032. The subordinated notes are unsecured subordinated obligations of the Company and may be repaid in whole or in part, without penalty, on or after March 30, 2027. The subordinated notes are intended to qualify as Tier 2 capital for the Company under regulatory guidelines. The subordinated notes are presented net of unamortized debt issuance costs of $556,000 at September 30, 2023, in the accompanying consolidated balance sheet. The debt issuance costs are being amortized over five years, which represents the period from issuance to the first redemption date of March 30, 2027. The Company repurchased $2.0 million of this subordinated note from an investor and recognized a gain of $660,000 from the transaction. The remaining principal due on this subordinated note was $29 million at September 30, 2023.

The Bank has entered into federal funds purchased line of credit facilities with four other financial institutions that established lines of credit not to exceed the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, the lesser of $5.0 million or 50% of the Bank’s equity capital, $22 million and $15 million, respectively. At September 30, 2023, the Bank did not have any outstanding federal funds purchased under these lines of credit.

Stockholders’ Equity. Stockholders’ equity decreased $584,000, from $151.6 million at September 30, 2022 to $151.0 million at September 30, 2023. The decrease was due primarily to a $2.6 million decrease in treasury stock and an increase in accumulated other comprehensive loss of $2.5 million, partially offset by an increase in retained net income of $4.4 million. The decrease in treasury stock was due to the repurchase of 124,710 of Company common shares during the year ended September 30, 2023. The increase in accumulated other comprehensive loss was primarily due to increasing long term market interest rates during the year ended September 30, 2023, which resulted in a decrease in the fair value of the available-for-sale securities portfolio.

Results of Operations for the Years Ended September 30, 2023, 2022 and 2021

Overview. The Company reported net income of $8.2 million ($1.19 per common share diluted) for the year ended September 30, 2023, compared to net income of $15.4 million ($2.15 per common share diluted) for the year ended September 30, 2022. The decrease in net income was due to a decrease in noninterest income of $25.9 million and a $704,000 increase in the provision for loan losses, partially offset by a $922,000 increase in net interest income and a $16.5 million decrease in noninterest expense.

Net income was $15.4 million ($2.15 per common share diluted) for the year ended September 30, 2022 compared to net income of $29.6 million ($4.12 per common share diluted) for the year ended September 30, 2021. The decrease in net income for 2022 compared to 2021 was due to a decrease in noninterest income of $69.2 million and a $3.7 million increase in the provision for loan losses, partially offset by a $3.5 million increase in net interest income and a $46.7 million decrease in noninterest expense.

Net Interest Income. For the year ended September 30, 2023, net interest income increased $922,000 or 1.5%, as compared to 2022, primarily due to balance sheet growth. The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased from 3.55% for 2022 to 2.69% for 2023 due primarily to an increase in the average cost of interest-bearing liabilities from 0.80% for 2022 to 2.44% for 2023. This was partially offset by an increase in the average yield on interest earning assets from 4.35% for 2022 to 5.13% for 2023.

For the year ended September 30, 2022, net interest income increased $3.5 million or 6.1% as compared to 2021, primarily due to balance sheet growth. The interest rate spread increased from 3.54% for 2021 to 3.55% for 2022 due primarily to an increase in the average yield on interest earning assets from 4.18% for 2021 to 4.35% for 2022. This was partially offset by an increase in the average cost of interest-bearing liabilities from 0.64% for 2021 to 0.80% for 2022.

For the year ended September 30, 2023, total interest income increased $32.0 million, or 45.0%, as compared to 2022. The increase in total interest income is due primarily to increases in the average balance of interest earning assets of $380.9 million, from $1.67 billion for 2022 to $2.05 billion for 2023, and an increase in the average tax-equivalent yield on interest-earning assets, from 4.35% for 2022 to 5.13% for 2023. The increase in the average balance of interest-earning assets is due primarily to increases in the average balance of total loans and investment securities of $318.0 million and $67.2 million, respectively. For the year ended September 30, 2022, total interest income increased $5.9 million, or 9.1% as compared to 2021. The increase in total interest income is due primarily to increases in the average balance of interest earning assets of $80.9 million, from $1.59 billion for 2021 to $1.67 billion for 2022, and an increase in the average tax-equivalent yield on interest-earning assets, from 4.18% for 2021 to 4.35% for 2022. The increase in the average balance of interest-earning assets is due primarily to increases in the average balance of investment securities and total loans of $69.9 million and $26.0 million, respectively.

Interest income on loans increased $27.7 million, or 44.6%, from $62.1 million for 2022 to $89.8 million for 2023, due primarily to an increase in the average balance of loans outstanding of $318.0 million, from $1.36 billion for 2022 to $1.68 billion for 2023, and an increase in the average tax-equivalent yield on loans from 4.57% for 2022 to 5.36% for 2023. In 2022, interest income on loans increased $4.0 million, or 6.9%, from $58.1 million for 2021 to $62.1 million for 2022, due primarily to an increase in the average balance of loans outstanding of $26.0 million, from $1.34 billion for 2021 to $1.36 billion for 2022, and an increase in the average tax-equivalent yield on loans from 4.35% for 2021 to 4.57% for 2022.

Interest income on investment securities increased $2.9 million, or 35.7%, primarily due to an increase in the average balance of investment securities of $67.2 million, from $261.6 million for 2022 to $328.8 million for 2023 and an increase in the average tax equivalent yield on investments from 3.73% for 2022 to 3.97% for 2023. In 2022, interest income on investment securities increased $1.7 million, or 26.3%, primarily due to an increase in the average balance of investment securities of $69.9 million, from $191.7 million for 2021 to $261.6 million for 2022 partially offset by a decrease in the average tax equivalent yield on investments from 4.04% for 2021 to 3.73% for 2022.

Total interest expense increased $31.1 million, or 296.3%, due primarily to an increase in the average cost of funds from 0.80% for 2022 to 2.44% for 2023, and an increase in the average balance of interest-bearing liabilities of $385.7 million, from $1.32 billion for 2022 to $1.71 billion for 2023. The average balance of interest-bearing deposits increased $292.2 million, or 29.5%, from $990.3 million for 2022 to $1.28 billion for 2023, and the average cost of funds for deposits was 0.49% for 2022 compared to 2.16% for 2023. The average balance of borrowings from the Federal Home Loan Bank increased $75.4 million, or 25.8%, from $292.8 million for 2022 to $368.2 million for 2023, and the average cost of Federal Home Loan Bank borrowings increased from 1.14% for 2022 to 2.92% for 2023. Average other borrowings, which are comprised subordinated debt for 2023 and subordinated debt and secured borrowings for 2022, increased $18.1 million or 44.0% from $41.1 million for 2022 to $59.2 million for 2023. The average cost of other borrowings decreased from 5.61% for 2022, net of amortization of debt issuance costs, to 5.48% for 2023, net of amortization of debt issuance costs. In 2022, total interest expense increased $2.5 million or 30.3%, due primarily to an increase in the average cost of funds from 0.64% for 2021 to 0.80% for 2022, and an increase in the average balance of interest-bearing liabilities of $59.2 million, from $1.27 billion for 2021 to $1.32 billion for 2022. The average balance of interest-bearing deposits increased $141.5 million, or 16.7%, from $848.8 million for 2021 to $990.3 million for 2022, and the average cost of funds for deposits was 0.38% for 2021 compared to 0.49% for 2022. The average balance of borrowings from the Federal Home Loan Bank increased $10.8 million, or 3.8%, from $282.0 million for 2021 to $292.8 million for 2022, and the average cost of Federal Home Loan Bank borrowings increased from 1.13% for 2021 to 1.14% for 2022. Average other borrowings, which are comprised of subordinated debt and secured borrowings, increased $21.3 million or 107.3% from $19.8 million for 2021 to $41.1 million for 2022. The average cost of other borrowings decreased from 6.53% for 2021, net of amortization of debt issuance costs, to 5.61% for 2022, net of amortization of debt issuance costs.

Average Balances and Yields.

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and totaled $1.2 million, $1.5 million and $4.7 million for 2023, 2022 and 2021, respectively. Tax exempt income on loans and investment securities has been adjusted to a tax equivalent basis using a federal marginal tax rate of 21.0%. There were no out-of-period items or adjustments required to be excluded from the following table.

	Year Ended September 30,
	2023			2022			2021
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-bearing deposits with banks	$22,305	$869	3.90%	$30,605	$161	0.53%	$45,847	$73	0.16%
Loans	1,680,418	90,014	5.36	1,362,382	62,211	4.57	1,336,417	58,182	4.35
Investment securities - taxable	109,249	3,865	3.54	74,239	2,334	3.14	44,325	1,771	4.00
Investment securities - nontaxable	219,581	9,189	4.18	187,408	7,419	3.96	147,385	5,973	4.05
FRB and FHLB stock	23,196	1,435	6.19	19,217	729	3.79	18,948	582	3.07
Total interest-earning assets	2,054,749	105,372	5.13	1,673,851	72,854	4.35	1,592,922	66,581	4.18

Non-interest-earning assets	161,446			177,283			161,386
Total assets	$2,216,195			$1,851,134			$1,754,308

Liabilities and equity:
NOW accounts	$313,212	$1,960	0.63	$330,522	$1,135	0.34	$268,073	$766	0.29
Money market deposit accounts	259,506	6,295	2.43	225,507	1,096	0.49	178,657	735	0.41
Savings accounts	188,686	124	0.07	169,731	107	0.06	156,421	96	0.06
Time deposits	521,094	19,292	3.70	264,578	2,564	0.97	245,686	1,598	0.65
Total interest-bearing deposits	1,282,498	27,671	2.16	990,338	4,902	0.49	848,837	3,195	0.38

Federal funds purchased	21	1	4.76	—	—	0.00	—	—	0.00
Borrowings from FHLB	368,239	10,739	2.92	292,803	3,333	1.14	282,001	3,199	1.13
Federal Reserve PPPLF	—	—	0.00	—	—	0.00	114,372	400	0.35
Subordinated debt and other borrowings	59,161	3,244	5.48	41,094	2,307	5.61	19,819	1,293	6.53
Total interest-bearing liabilities	1,709,919	41,655	2.44	1,324,235	10,542	0.80	1,265,029	8,087	0.64

Non-interest-bearing deposits	307,356			313,491			274,129
Other non-interest-bearing liabilities	36,867			35,539			44,782
Total liabilities	2,054,142			1,673,265			1,583,940

Total stockholders’ equity	162,053			177,869			170,247
Noncontrolling interests in subsidiary	—			—			121
Total equity	162,053			177,869			170,368
Total liabilities and equity	$2,216,195			$1,851,134			$1,754,308
Net interest income (taxable equivalent basis)		63,717			62,312			58,494
Less: taxable equivalent adjustment		(2,143)			(1,660)			(1,322)
Net interest income		$61,574			$60,652			$57,172
Interest rate spread (taxable equivalent basis)			2.69%			3.55%			3.54%
Net interest margin (taxable equivalent basis)			3.10			3.72			3.67
Average interest-earning assets to average interest-bearing liabilities			120.17			126.40			125.92

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

	Year Ended September 30, 2023			Year Ended September 30, 2022
	Compared to			Compared to
	Year Ended September 30, 2022			Year Ended September 30, 2021
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$(184)	$892	$708	$(53)	$141	$88
Loans	15,790	11,986	27,803	943	3,086	4,029
Investment securities - taxable	1,169	362	1,531	1,068	(505)	563
Investment securities - nontaxable	1,309	461	1,770	1,603	(157)	1,446
FRB and FHLB stock	199	507	706	9	138	147
Total interest-earning assets	18,283	14,208	32,518	3,570	2,703	6,273

Interest expense:
Deposits	3,871	18,898	22,769	616	1,091	1,707
Federal funds purchased	1	—	1	—	—	—
Borrowings from FHLB	1,531	5,875	7,406	123	12	135
Federal Reserve PPPLF	—	—	—	(400)	—	(400)
Other borrowings	1,002	(62)	937	1,210	(197)	1,013
Total interest-bearing liabilities	6,405	24,711	31,113	1,549	906	2,455
Net increase (decrease) in net interest income (taxable equivalent basis)	$11,878	$(10,503)	$1,405	$2,021	$1,797	$3,818

Provision for Loan Losses. The Company recognized a provision for loan losses of $2.6 million for the year ended September 30, 2023 compared to a provision for loan losses of $1.9 million for 2022. Net charge-offs in 2023 were $1.1 million compared to $849,000 for 2022 and nonperforming loans increased $3.1 million to $13.9 million at September 30, 2023. In 2022, the Company recognized a provision for loan losses of $1.9 million compared to a credit for loan losses of $1.8 million for 2021. Net charge-offs in 2022 were $849,000 compared to $958,000 for 2021 and nonperforming loans decreased $4.6 million to $10.9 million at September 30, 2022. See “Analysis of Nonperforming and Classified Assets” included herein. It is management’s assessment that the allowance for loan losses at September 30, 2023 was adequate and appropriately reflected the probable incurred losses in the Bank’s loan portfolio at that date.

Noninterest Income. Noninterest income decreased $25.9 million, or 50.5%, from $51.2 million for the year ended September 30, 2022 to $25.3 million for the year ended September 30, 2023. The decrease was due primarily to a $24.0 million decrease in mortgage banking income in 2023 compared to the same period in 2022. The decrease in mortgage banking income was primarily due to lower origination and sales volume in 2023 compared to 2022. Mortgage loans originated for sale were $587.7 million in the year ended September 30, 2023 as compared to $1.61 billion for 2022. In 2022, noninterest income decreased $69.2 million, or 57.5%, from $120.4 million for the year ended September 30, 2021 to $51.2 million for the year ended September 30, 2022. The decrease was due primarily to decreases in mortgage banking income and net gain on sale of SBA loans of $66.2 million and $5.0 million, respectively. The decrease in mortgage banking income was primarily due to lower origination and sales volume in 2022 compared to 2021. Mortgage loans originated for sale were $1.61 billion in the year ended September 30, 2022 as compared to $4.09 billion in 2021. The decrease in net gain on sales of SBA loans was due primarily to decreases in production and sales volume from the SBA lending segment, as well as lower premiums in the secondary market.

Noninterest Expense. Noninterest expenses decreased $16.5 million, or 17.8%, from $92.7 million for the year ended September 30, 2022 to $76.1 million for the year ended September 30, 2023. The decrease was due primarily to a decrease in compensation and benefits and professional fees of $17.3 million and $3.7 million, respectively, partially offset by a $2.2 million increase in data processing expense. The decrease in compensation and benefits expense was due primarily to a reduction in staff and incentive compensation for the Company’s mortgage banking segment as a result of decreased mortgage banking volume. The decrease in professional fees was due primarily to a $2.0 million consulting fee incurred in 2022 in connection with negotiating a new core processing contract. The increase in data processing expense is primarily due to one-time charges totaling $1.4 million in connection with the conversion of the Bank’s data processing system. In 2022, noninterest expenses decreased $46.7 million, or 33.5%, from $139.4 million for the year ended September 30, 2021 to $92.7 million for the year ended September 30, 2022. The decrease was due primarily to decreases in compensation and benefits and advertising expense of $41.7 million and $3.4 million, respectively. The decrease in compensation and benefits expense was due primarily to a reduction in staff and incentive compensation for the Company’s mortgage banking segment as a result of decreased mortgage banking income. The decrease in advertising expense was related to the reduced loan origination volume of the mortgage banking segment.

Income Tax Expense. The Company recognized income tax expense of $10,000 for the year ended September 30, 2023, compared to $1.9 million for the year ended September 30, 2022 and $10.0 million for the year ended September 30, 2021. The effective tax rate was 0.1%, 11.1% and 25.0%, for the years ended September 30, 2023, 2022 and 2021, respectively. The lower effective tax rate for 2023 compared to 2022, was primarily due to the recognition of investment tax credits related to solar projects in 2023 and lower pre-tax income in 2023 as compared to 2022. The lower pre-tax income for 2023 is due primarily to losses incurred for mortgage banking operations, professional fees related to mortgage banking loss contingencies, and expenses related to the conversion of the Bank’s data processing system. The lower effective tax rate for 2022 compared to 2021, was primarily due to lower taxable income and lower nondeductible executive compensation expense.

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

The following table provides information with respect to our nonperforming assets at the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be TDRs. The Bank had 16 TDRs, totaling $1.3 million, which were performing according to their terms and on accrual status as of September 30, 2023.

	At September 30,
(Dollars in thousands)	2023	2022	2021	2020	2019
Nonaccrual loans	$13,948	$10,856	$15,000	$13,615	$5,168
Accruing loans past due 90 days or more	—	—	472	—	12
Total nonperforming loans	13,948	10,856	15,472	13,615	5,180
Performing TDRs	1,266	2,714	1,743	3,069	7,265
Foreclosed real estate	474	—	—	—	—
Total nonperforming assets	$15,688	$13,570	$17,215	$16,684	$12,445

Nonaccrual loans to total loans	0.78%	0.73%	1.38%	1.23%	0.63%
Total nonperforming loans to total loans	0.78	0.73	1.42	1.23	0.63
Total nonperforming loans to total assets	0.61	0.52	0.90	0.77	0.42
Total nonperforming assets to total assets	0.69	0.65	1.00	0.95	1.02

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

At September 30, 2023, the Company held seven privately-issued CMO and ABS securities with an aggregate amortized cost of $289,000 and fair value of $291,000 that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies. Based on an independent third party analysis, the Bank expects to collect the contractual principal and interest cash flows for all but one of these securities and, as a result, the Bank recognized $28,000 of other-than-temporary impairment on the privately-issued CMO portfolio during the year ended September 30, 2023. At September 30, 2022, the Company held seven privately-issued CMO and ABS securities with an aggregate carrying value of $395,000 and fair value of

$382,000 that had been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on at least a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2023			2022
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Residential real estate	$4,641	27.46%	29.59%	$2,716	17.68%	24.73%
Commercial real estate	1,777	10.51	10.48	1,590	10.35	11.41
Single tenant net lease	3,810	22.54	42.40	3,838	24.99	45.31
SBA commercial real estate	1,922	11.37	2.64	2,578	16.78	3.99
Multi-family	268	1.59	1.95	251	1.63	2.18
Residential construction	434	2.57	1.40	305	1.99	1.23
Commercial construction	282	1.67	0.82	107	0.70	0.40
Land and land development	307	1.82	0.96	212	1.38	0.80
Commercial business	1,714	10.14	6.58	1,193	7.77	6.05
SBA commercial business	1,247	7.38	0.95	2,122	13.82	1.36
Consumer	498	2.95	2.23	448	2.91	2.56
Total allowance for loan losses	$16,900	100.00%	100.00%	$15,360	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2023	2022	2021
Allowance for loan losses at beginning of period	$15,360	$14,301	$17,026
Provision (credit) for loan losses	2,612	1,908	(1,767)
Charge offs:
Residential real estate	71	23	11
Commercial real estate	—	—	—
Single tenant net lease	—	—	—
SBA commercial real estate	357	110	936
Multi-family	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	—	91	—
SBA commercial business	569	698	21
Consumer	250	175	156
Total charge-offs	1,247	1,097	1,124

Recoveries:
Residential real estate	16	14	24
Commercial real estate	—	—	—
Single tenant net lease	—	—	—
SBA commercial real estate	3	15	23
Multi-family	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	69	119	5
SBA commercial business	51	61	39
Consumer	36	39	75
Total recoveries	175	248	166
Net charge-offs	1,072	849	958

Allowance for loan losses at end of period	$16,900	$15,360	$14,301

Allowance for loan losses to nonaccrual loans	121.16%	141.49%	95.34%
Allowance for loan losses to nonperforming loans	121.16%	141.49%	92.43%
Allowance for loan losses to total loans outstanding at the end of the period	0.95	1.03	1.31
Net charge-offs during the period to average loans outstanding during the period	0.06	0.06	0.09

The following table sets forth the ratio of net charge-offs (recoveries) to average loans outstanding for the periods indicated.

	For the Year Ended September 30,
Loan category	2023	2022	2021
Residential real estate	0.01%	0.00%	(0.01)%
Commercial real estate	0.00	0.00	0.00
Single tenant net lease	0.00	0.00	0.00
SBA commercial real estate	0.69	0.15	1.52
Multi-family	0.00	0.00	0.00
Residential construction	0.00	0.00	0.00
Commercial construction	0.00	0.00	0.00
Land and land development	0.00	0.00	0.00
Commercial business	(0.07)	(0.04)	(0.01)
SBA commercial business	2.73	1.38	(0.01)
Consumer	0.55	0.41	0.18
Total loans	0.06%	0.06%	0.09%

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2023 and 2022 financial information.

	At September 30, 2023		At September 30, 2022
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(6,660)	(11.71)%	$(15,503)	(27.12)%
200bp	(4,349)	(7.65)	(8,858)	(15.50)
100bp	(2,223)	(3.91)	(3,224)	(5.64)
Static	—	—	—	—
(100)bp	2,214	3.89	2,819	4.93
(200)bp	4,451	7.83	5,095	8.91

At September 30, 2023, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $2.2 million or 3.91% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 7.65% and 11.71%, respectively. An immediate and sustained decrease in rates of 1.00% and 2.00% will increase our net interest income by $2.2 million and $4.5 million, or 3.89% and 7.83%, respectively, over a one year horizon compared to a flat interest rate scenario.

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to our base case scenario, based on September 30, 2023 and 2022 financial information.

	At September 30, 2023
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$168,287	$(103,095)	(37.99)%	8.80%	(386)	bp
200bp	200,335	(71,047)	(26.18)	10.10	(256)	bp
100bp	234,422	(36,960)	(13.62)	11.38	(128)	bp
Static	271,382	—	—	12.66	—	bp
(100)bp	309,457	38,075	14.03	13.87	121	bp
(200)bp	348,979	77,597	28.59	15.00	234	bp

	At September 30, 2022
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$183,110	$(126,111)	(40.78)%	10.71%	(520)	bp
200bp	227,342	(81,879)	(26.48)	12.76	(315)	bp
100bp	274,568	(34,653)	(11.21)	14.77	(114)	bp
Static	309,221	—	—	15.91	—	bp
(100)bp	343,450	34,229	11.07	16.89	98	bp
(200)bp	378,990	69,769	22.56	17.78	187	bp

The previous table indicates that at September 30, 2023, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point increase in prevailing interest rates, and an increase in its EVE in the event of a sudden and sustained 100 and 200 basis point decrease in prevailing interest rates.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2023, cash and cash equivalents totaled $30.8 million. Securities classified as available-for-sale, amounting to $227.7 million, at September 30, 2023, provide additional sources of liquidity. At September 30, 2023, we had the ability to borrow a total of approximately $600.0 million from the FHLB, of which $363.2 million was borrowed and outstanding. In addition, we had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at September 30, 2023. We also had three other federal funds line of credit facilities with other financial institutions from which we had the ability to borrow the lesser of $5.0 million or 50% of the Bank’s equity capital, $22 million and $15 million, respectively. The Bank did not have any outstanding federal funds purchased at September 30, 2023.

At September 30, 2023, the Bank had $354.3 million in commitments to extend credit outstanding, excluding interest rate lock commitments for residential mortgage loans intended for sale in the secondary market that meet the definition of a derivative. Time deposits due within one year of September 30, 2023 totaled $573.1 million, or 94.1% of time deposits. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent increasing interest rate environment and local competitive pressure. The balance also includes $438.3 million in brokered and reciprocal time deposits at September 30, 2023. If these maturing time deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2024. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2023, the Company had liquid assets of $7.4 million on a stand-alone, unconsolidated basis.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2023, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement.”

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

For the year ended September 30, 2023, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this annual report, as further described below, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2023, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During this assessment, management identified material weaknesses in internal control over financial reporting as of September 30, 2023 as described below. Consequently, management concluded that, as of September 30, 2023, its system of internal control over financial reporting was not effective and did not meet the criteria of the “Internal Control Integrated Framework”.

During management’s assessment, management identified material weaknesses in internal control over financial reporting related to the following:

●	The Company did not maintain effective controls over the review of the allowance for loan losses calculation, including appropriate precision of management review of qualitative factors.
●	The Company did not maintain effective controls over the design and operation of the monthly and quarterly closing routines. Specifically, inappropriate assignment of administrator access for multiple significant information technology applications, lack of requirements for review of manual journal entries, timing and frequency of certain general ledger account reconciliations, precision and accuracy of management period end financial statement review process, and inappropriate documentation to support performance of closing routines including completion of a disclosure checklist.

Management is taking steps to remediate the material weaknesses by evaluating the Company’s internal control documentation, improving the monthly and quarterly reconciliation and review process including enhancing documentation and enhancing the review process and documentation for the allowance for loan losses.

(c)Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”).

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

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
3.2	Articles of Amendment to the Articles of Incorporation for the Series A Preferred Stock (8)
3.3	Bylaws of First Savings Financial Group, Inc. (1)
4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
10.1	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Larry W. Myers, dated October 7, 2009* (3)
10.2	Change in Control Agreement by and between First Savings Bank and Jackie R.Journell dated October 7, 2019 (6)
10.3	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Anthony A. Schoen, dated October 7, 2009* (3)
10.4	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (4)
10.5	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (4)
10.6	Agreement and Plan of Reorganization dated July 21, 2017 (2)
10.7	Amended and Restated Director Deferred Compensation Agreement* (1)
10.8	Subordinated Note Purchase Agreement dated September 20, 2018 (5)
10.9	Subordinated Note Purchase Agreement dated March 18, 2022 (7)
21.0	Subsidiaries of the Registrant
23.0	Consent of FORVIS, LLP
23.1	Consent of Monroe Shine & Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (Formatted in Inline XBRL)
*	Management contract or compensatory plan, contract or arrangement
(1)

Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-151636), as amended, initially filed with the Securities and Exchange Commission on June 13, 2008.

(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017.
(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.

(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2018.
(6)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 17, 2020.
(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on form 8-K filed with the Securities and Exchange Commission on March 21, 2022.
(8)	Incorporated herein by reference to the exhibits to the Company’s Current Report on form 8-K filed with the Securities and Exchange Commission on August 17, 2011.

Item 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 20, 2023	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer and Director	December 20, 2023
Larry W. Myers	(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	December 20, 2023
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John E. Colin	Director	December 20, 2023
John E. Colin

/s/ Douglas A. York	Director	December 20, 2023
Douglas A. York

/s/ Pamela Bennett-Martin	Director	December 20, 2023
Pamela Bennett-Martin

/s/ L. Chris Fordyce	Director	December 20, 2023
L. Chris Fordyce

/s/ John P. Lawson, Jr.	Director	December 20, 2023
John P. Lawson, Jr.

/s/ Samuel E. Eckart	Director	December 20, 2023
Samuel E. Eckart

/s/ Frank N. Czeschin	Director	December 20, 2023
Frank N. Czeschin

/s/ Martin A. Padgett	Director	December 20, 2023
Martin A. Padgett

/s/ Steven R. Stemler	Director	December 20, 2023
Steven R. Stemler

/s/ Troy D. Hanke	Director	December 20, 2023
Troy D. Hanke

FIRST SAVINGS FINANCIAL GROUP, INC.

JEFFERSONVILLE, INDIANA

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED

SEPTEMBER 30,2023, 2022 AND 2021

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

Management assessed First Savings Financial Group, Inc.’s system of internal control over financial reporting as of September 30, 2023, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During this assessment, management identified material weaknesses in internal control over financial reporting as of September 30, 2023 as described below.  Consequently, management concluded that, as of September 30, 2023, the Company’s system of internal control over financial reporting was not effective and did not meet the criteria of the “Internal Control Integrated Framework.”

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment.

1)	The Company did not maintain effective controls over the review of the allowance for loan losses calculation, including appropriate precision of management review of qualitative factors.
2)	The Company did not maintain effective controls over the design and operation of the monthly and quarterly closing routines. Specifically, inappropriate assignment of administrator access for multiple significant information technology applications, lack of requirements for review of manual journal entries, timing and frequency of certain general ledger account reconciliations, precision and accuracy of management period end financial statement review process, and inappropriate documentation to support performance of closing routines including completion of a disclosure checklist.

The effectiveness of our internal control over financial reporting as of September 30, 2023, has been audited by FORVIS, LLP, independent registered public accounting firm, as stated in their report which is included herein.

/s/ Larry W. Myers	/s/ Anthony A. Schoen
Larry W. Myers	Anthony A. Schoen
President and Chief Executive Officer	Chief Financial Officer

December 20, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

First Savings Financial Group, Inc.

Jeffersonville, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of First Savings Financial Group, Inc. (the “Company”) as of September 30, 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2023, expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan and Lease Losses

The Company’s loan portfolio totaled $1.8 billion as of September 30, 2023, and the associated allowance for loan losses (ALL) on loans was $16.9 million. As more fully described in Notes 1 and 4 to the consolidated financial statements, the ALL reflects management’s judgment of probable incurred loan losses at the balance sheet date. The Company evaluates the ALL on a quarterly basis based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The general component covers loans not considered to be impaired. Such loans are pooled by segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors that are reviewed on a quarterly basis based on the risks present for each portfolio segment. Management considers changes and trends in the following qualitative loss factors: levels of and trends in delinquencies and impaired loans; trends in the volume and term of new loan originations; national and local economic trends and conditions; changes in lending policies, procedures and practices; changes in the experience and ability of lending management and other staff; changes in the quality and depth of the Company’s loan review system; trends in collateral valuation in the Company’s lending area; and the existence and effect of any concentrations of credit and other factors as determined by management including peer data. At September 30, 2023, the Company's ALL totaled $16.9 million, of which $15.4 million related to qualitative factor adjustments.

We identified the valuation of the ALL as a critical audit matter. The principal considerations for that determination included the high degree of judgment and subjectivity involved in evaluating management’s estimates, particularly as it related to evaluating management’s assessment of the qualitative factors. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s significant estimates and assumptions. Also, as described in the “Report of Independent Registered Public Accounting Firm” related to internal controls over financial reporting, a material weakness was identified in relation to the precision of management’s review of qualitative factors.

The primary procedures we performed to address the critical audit matter included:

•	Obtained an understanding of the Company’s process for establishing the ALL, including the qualitative factor adjustments of the ALL.
•	Evaluated the design and tested the operating effectiveness of internal controls relating to management’s determination of the ALL, including controls over:
o	Management’s process for identification, basis for development and related adjustments; including reasonableness, of the qualitative factor components of the ALL.
o	Management’s review of the reliability and accuracy of data used to calculate and estimate the various components of the ALL, including accuracy of the calculation.
•	Evaluated the reasonableness of management’s application of qualitative factor adjustments to historical loss rates in the ALL, including:
o	Compared factors considered by management to third party or internal sources as well as evaluated the appropriateness and level of the qualitative factor adjustments.
o	Evaluated the reasonableness of the significant inputs and assumptions utilized as a basis for the qualitative factors.
o	Developed an independent expectation for comparison to the Company’s estimate for qualitative factor adjustments.
•	Inspected overall trends in credit quality by comparing the Company’s year-over-year changes in qualitative factors and the ALL.
•	Evaluated the mathematical accuracy of the ALL, including the formulas used in setting qualitative factors and application of the factors to loan segments.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2023.

Louisville, Kentucky

December 20, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

First Savings Financial Group, Inc.

Jeffersonville, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited First Savings Financial Group, Inc.’s (the “Company”) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control––Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

1)	The Company did not maintain effective controls over the review of the allowance for loan losses calculation, including appropriate precision of management review of qualitative factors.

2)

The Company did not maintain effective controls over the design and operation of the monthly and quarterly closing routines. Specifically, there was inappropriate assignment of administrator access for multiple significant information technology applications, lack of requirements for review of manual journal entries, timing and frequency of certain general ledger account reconciliations, precision and accuracy of management period-end financial statement review process, and inappropriate documentation to support performance of closing routines, including completion of a disclosure checklist.

These material weaknesses were considered in determining the nature, timing, and extent of auditing procedures applied in our audit of the Company’s consolidated financial statements, and this report does not affect our report dated December 20, 2023, on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control––Integrated Framework: (2013) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of September 30, 2023, and for the year then ended, and our report dated December 20, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP

Louisville, Kentucky

December 20, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Savings Financial Group, Inc.

Jeffersonville, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of First Savings Financial Group, Inc. (the “Company”) as of September 30, 2022, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the years ended September 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We served as the Company’s, or its predecessors’, auditor consecutively from at least 1968 until our dismissal effective December 5, 2022.

New Albany, Indiana

December 14, 2022, except with respect to the restatement described in Note 1 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2022, as to which the date is February 6, 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND 2022

(In thousands, except share and per share data)	2023	2022

ASSETS
Cash and due from banks	$18,014	$18,312
Interest-bearing deposits with banks	12,831	23,353
Total cash and cash equivalents	30,845	41,665

Interest-bearing time deposits	490	1,613
Debt securities available for sale, at fair value	227,739	316,517
Debt securities held to maturity	1,300	1,558

Loans held for sale, residential mortgage at fair value	24,692	38,579
Loans held for sale, Small Business Administration	21,163	21,883
Loans, net of allowance for loan losses of $16,900 at September 30, 2023 and $15,360 at September 30, 2022	1,770,243	1,474,544
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	24,939	20,004
Premises and equipment	27,861	27,100
Other real estate owned, held for sale	677	203
Accrued interest receivable:
Loans	7,809	5,379
Securities	2,352	2,953
Cash surrender value of life insurance	46,226	45,145
Goodwill	9,848	9,848
Core deposit intangibles	561	775
Residential mortgage loan servicing rights, at fair value	59,768	63,263
Nonresidential mortgage loan servicing rights	101	141
SBA loan servicing rights	2,950	3,790
Other assets	29,290	18,765

Total Assets	$2,288,854	$2,093,725

LIABILITIES
Deposits:
Noninterest-bearing	$242,237	$340,172
Interest-bearing	1,439,557	1,175,662
Total deposits	1,681,794	1,515,834

Federal Home Loan Bank borrowings	363,183	307,303
Other borrowings	48,444	88,206
Accrued interest payable	8,926	1,302
Advance payments by borrowers for taxes and insurance	1,027	1,207
Accrued expenses and other liabilities	34,499	28,308
Total Liabilities	2,137,873	1,942,160

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 7,778,471 shares at September 30, 2023 (7,757,271 at September 30, 2022); outstanding 6,867,121 shares at September 30, 2023 (6,970,631 shares at September 30, 2022)	78	78
Additional paid-in capital	26,986	26,770
Retained earnings - substantially restricted	166,306	161,927
Accumulated other comprehensive loss	(29,587)	(27,079)
Unearned stock compensation	(1,015)	(969)
Less treasury stock, at cost - 911,350 shares (786,640 shares at September 30, 2022)	(11,787)	(9,162)
Total Stockholders' Equity	150,981	151,565

Total Liabilities and Stockholders' Equity	$2,288,854	$2,093,725

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2023, 2022 AND 2021

(In thousands, except share and per share data)	2023	2022	2021

INTEREST INCOME
Loans, including fees	$89,801	$62,109	$58,114
Securities:
Taxable	3,865	2,334	1,771
Tax-exempt	7,259	5,861	4,719
Dividend income	1,435	729	582
Interest-bearing deposits with banks	869	161	73
Total interest income	103,229	71,194	65,259

INTEREST EXPENSE
Deposits	27,671	4,902	3,195
Federal funds purchased and repurchase agreements	1	—	—
Federal Home Loan Bank borrowings	10,739	3,333	3,199
Federal Reserve PPPLF borrowings	—	—	400
Other borrowings	3,244	2,307	1,293
Total interest expense	41,655	10,542	8,087

Net interest income	61,574	60,652	57,172
Provision (credit) for loan losses	2,612	1,908	(1,767)

Net interest income after provision (credit) for loan losses	58,962	58,744	58,939

NONINTEREST INCOME
Service charges on deposit accounts	2,017	1,864	1,468
ATM and interchange fees	2,756	2,753	2,399
Net gain (loss) on sales of available for sale securities	(551)	476	—
Net unrealized gain (loss) on equity securities	57	(10)	46
Other than temporary impairment loss on securities	(28)	—	—
Net gain on sales of loans, Small Business Administration	2,717	3,698	8,740
Net gain on sales of loans, single tenant net lease	—	719	—
Mortgage banking income	14,331	38,337	104,504
Increase in cash surrender value of life insurance	1,081	993	785
Gain on life insurance	—	—	140
Commission income	746	717	589
Real estate lease income	469	571	592
Net gain on premises and equipment	49	—	78
Income from tax credit investment	—	12	32
Gain from repurchase of subordinated debt	660	—	—
Other income	1,038	1,097	1,063
Total noninterest income	25,342	51,227	120,436

NONINTEREST EXPENSE
Compensation and benefits	43,938	61,207	102,951
Occupancy and equipment	7,938	8,167	9,906
Data processing	4,861	2,623	2,546
Advertising	2,016	3,199	6,574
Professional fees	2,979	6,656	5,583
FDIC insurance premiums	1,675	527	446
Net (gain) loss on other real estate owned	4	115	(64)
Other operating expenses	12,711	10,168	11,467
Total noninterest expense	76,122	92,662	139,409
Income before income taxes	8,182	17,309	39,966
Income tax expense	10	1,923	9,997
Net Income	8,172	15,386	29,969
Less: net income attributable to noncontrolling interests	—	—	402
Net Income Attributable to First Savings Financial Group, Inc.	$8,172	$15,386	$29,567

Net income per share:
Basic	$1.19	$2.18	$4.16
Diluted	$1.19	$2.15	$4.12

Weighted average shares outstanding:
Basic	6,848,311	7,058,550	7,107,786
Diluted	6,880,072	7,141,846	7,173,733

Dividends per share	$0.55	$0.51	$0.36

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED SEPTEMBER 30, 2023, 2022 AND 2021

(In thousands)	2023	2022	2021

Net Income	$8,172	$15,386	$29,969

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period	(3,772)	(45,068)	(2,923)
Income tax benefit	806	9,464	614
Net of tax amount	(2,966)	(35,604)	(2,309)

Less: reclassification adjustment for realized (gains) losses included in net income	551	(476)	—
Income tax expense (benefit)	(115)	101	—
Net of tax amount	436	(375)	—

Less: reclassification adjustment for other-than-temporary impairment loss on securities included in net income	28	—	—
Income tax benefit	(6)	—	—
Net of tax amount	22	—	—

Other Comprehensive Loss	(2,508)	(35,979)	(2,309)

Comprehensive Income (Loss)	5,664	(20,593)	27,660
Less: comprehensive income attributable to noncontrolling interests	—	—	402

Comprehensive Income (Loss) Attributable to First Savings Financial Group, Inc.	$5,664	$(20,593)	$27,258

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30,2023, 2022 AND 2021

				Accumulated
				Other	Unearned		Noncontrolling
	Common	Additional	Retained	Comprehensive	Stock	Treasury	Interests in
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income (Loss)	Compensation	Stock	Subsidiary	Total

Balances at October 1, 2020	$26	$27,480	$123,158	$11,209	$(348)	$(4,253)	$293	$157,565

Net income	—	—	29,567	—	—	—	402	29,969

Acquisition of minority interest in Q2	—	(1,874)	—	—	—	—	(695)	(2,569)

Other comprehensive loss	—	—	—	(2,309)	—	—	—	(2,309)

Common stock dividends - $0.36 per share	—	—	(2,540)	—	—	—	—	(2,540)

Restricted stock forfeitures - 1,500 shares	—	(25)	—	—	25	—	—	—

Stock compensation expense	—	92	—	—	185	—	—	277

Stock option exercises - 6,840 shares	—	100	—	—	—	2	—	102

Purchase 5,424 treasury shares	—	—	—	—	—	(118)	—	(118)

Three-for-one stock split in the form of a stock dividend	52	(52)	—	—	—	—	—	—

Balances at September 30, 2021	$78	$25,721	$150,185	$8,900	$(138)	$(4,369)	$—	$180,377

Net income	—	—	15,386	—	—	—	—	15,386

Acquisition of minority interests in Q2	—	(509)	—	—	—	—	—	(509)

Other comprehensive loss	—	—	—	(35,979)	—	—	—	(35,979)

Common stock dividends - $0.51 per share	—	—	(3,644)	—	—	—	—	(3,644)

Restricted stock forfeitures - 45,750 shares	—	1,222	—	—	(1,222)	—	—	—

Stock compensation expense	—	296	—	—	391	—	—	687

Stock option exercises - 2,955 shares	—	40	—	—	—	—	—	40

Purchase of 203,962 treasury shares	—	—	—	—	—	(4,793)	—	(4,793)

Balances at September 30, 2022	$78	$26,770	$161,927	$(27,079)	$(969)	$(9,162)	$—	$151,565

Net income	—	—	8,172	—	—	—	—	8,172

Transfer of securities from subsidiary	—	(544)	—	—	—	—	—	(544)

Other comprehensive loss	—	—	—	(2,508)	—	—	—	(2,508)

Common stock dividends - $0.55 per share	—	—	(3,793)	—	—	—	—	(3,793)

Restricted stock grants - 22,000 shares	—	495	—	—	(495)	—	—	—

Restricted stock forfeitures - 2,000 shares	—	(53)	—	—	53	—	—	—

Stock option exercises - 1,200 shares	—	16	—	—	—	—	—	16

Stock compensation expense	—	302	—	—	396	—	—	698

Purchase of 124,710 treasury shares	—	—	—	—	—	(2,625)	—	(2,625)

Balances at September 30, 2023	$78	$26,986	$166,306	$(29,587)	$(1,015)	$(11,787)	$—	$150,981

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30,2023, 2022 AND 2021

(In thousands)	2023	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,172	$15,386	$29,969
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	2,612	1,908	(1,767)
Depreciation and amortization	2,549	2,448	2,300
Amortization of premiums and accretion of discounts on securities, net	578	903	799
Amortization and accretion of fair value adjustments on loans, net	(1,805)	(1,529)	(1,490)
Loans originated for sale, residential mortgage	(587,685)	(1,607,914)	(4,094,460)
Loans originated for sale, nonresidential mortgage	—	(34,842)	(5,514)
Loans originated for sale, Small Business Administration	(41,160)	(34,520)	(77,029)
Proceeds on sales of loans, residential mortgage	603,800	1,721,434	4,264,211
Proceeds on sales of loans, nonresidential mortgage	—	45,282	—
Proceeds on sales of loans, Small Business Administration	44,817	40,210	83,431
Net realized and unrealized (gain) loss on loans held for sale	(3,958)	12,376	(56,677)
Capitalization of loan servicing rights	(3,122)	(12,167)	(38,659)
Net change in value of residential mortgage loan servicing rights	5,849	(2,523)	8,803
Net change in value of SBA and nonresidential mortgage loan servicing rights	1,647	1,522	1,281
Net realized and unrealized (gain) loss on other real estate owned	—	115	(74)
Net loss (gain) on sales of available for sale securities	551	(476)	—
Other than temporary impairment loss on securities	28	—	—
Increase in cash surrender value of life insurance	(1,081)	(993)	(785)
Gain on life insurance	—	—	(140)
Net (gain) loss on equity securities	(57)	10	(46)
Net gain on sale of premises and equipment	(49)	—	(78)
Gain from repurchase of subordinated debt	(660)	—	—
Income from tax credit investments	—	(12)	(32)
Deferred income taxes	(716)	1,668	7,856
Stock compensation expense	698	688	277
(Increase) decrease in accrued interest receivable	(1,829)	(2,089)	219
Increase (decrease) in accrued interest payable	7,624	1,044	(425)
Change in other assets	7,874	13,813	1,883
Change in other liabilities	(11,919)	(12,930)	(8,960)
Net Cash Provided By Operating Activities	32,758	148,812	114,893

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(490)	(245)	(497)
Proceeds from sales and maturities of interest-bearing time deposits	1,603	840	1,225
Purchase of securities available for sale	(11,664)	(211,141)	(29,517)
Proceeds from sales of securities available for sale	79,230	33,494	—
Principal collected and proceeds from maturities of securities available for sale	16,877	21,860	21,112
Proceeds from maturities of securities held to maturity	258	260	247
Net increase in loans	(335,871)	(386,727)	(26,566)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	15	592	53
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(4,950)	(1,338)	(2,018)
Investment in cash surrender value of life insurance	—	—	(12,042)
Proceeds from life insurance	—	575	—
Proceeds from sale of other real estate owned	134	689	500
Purchase of premises and equipment	(2,954)	(835)	(5,640)
Proceeds from sales of premises and equipment	—	—	438
Investment in partnership interests	(6,176)	(2,242)	—
Acquisition of minority interests in Q2	—	—	(3,172)
Net Cash Used In Investing Activities	(263,988)	(544,218)	(55,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	172,482	288,254	179,504
Increase (decrease) in Federal Home Loan Bank line of credit	(4,120)	12,303	(20,858)
Proceeds from Federal Home Loan Bank advances	7,455,000	1,130,000	455,000
Repayment of Federal Home Loan Bank advances	(7,395,000)	(1,085,000)	(495,000)
Net decrease in Federal Reserve PPPLF borrowings	—	—	(174,834)
Repurchase of subordinated debt	(1,340)	—	—
Net proceeds from subordinated notes	—	30,258	—
Net increase in other borrowings	—	37,989	—
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(180)	(869)	(1,427)
Proceeds from exercise of stock options	16	—	27
Taxes paid on stock award shares for employees	(30)	(48)	(41)
Purchase of treasury shares	(2,625)	(4,745)	—
Dividends paid on common stock	(3,793)	(4,499)	(1,685)
Net Cash Provided By (Used In) Financing Activities	220,410	403,643	(59,314)

Net Increase (Decrease) in Cash and Cash Equivalents	(10,820)	8,237	(298)

Cash and cash equivalents at beginning of year	41,665	33,428	33,726

Cash and Cash Equivalents at End of Year	$30,845	$41,665	$33,428

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	34,031	9,301	8,517
Income taxes (net of refunds received)	(116)	(3,226)	9,051

Non-cash activities:
Net transfer from loans to loans held for sale	—	—	41,703
Net transfer from loans held for sale to loans	—	13,139	—
Transfers from loans to OREO	474	—	426
Cashless exercise of stock options	—	39	77
Transfers from OREO to premises and equipment	—	721	—

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(1)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Savings Financial Group, Inc. (the “Company”) is a financial holding company and the parent of First Savings Bank (the “Bank”).

The Bank, which is a wholly-owned Indiana-chartered commercial bank subsidiary of the Company, provides a variety of banking services to individuals and business customers through 16 locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate residential mortgage, commercial mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities and other securities. The Bank has three wholly owned subsidiaries: Q2 Business Capital, LLC (“Q2”), an Indiana limited liability company that specializes in the origination and servicing of U.S. Small Business Administration (“SBA”) loans, First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio and Southern Indiana Financial Corporation, which is currently inactive.

First Savings Insurance Risk Management, Inc. (the “Captive”), which was a wholly-owned insurance subsidiary of the Company, was a Nevada corporation that provided property and casualty insurance to the Company, the Bank and the Bank’s active subsidiaries.  In addition, the Captive provided reinsurance to 11 other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.  Effective September 30, 2023, the Captive was dissolved and is no longer in existence.

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

SEPTEMBER 30, 2023, 2022 AND 2021

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

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

Investment Securities

Debt Securities Available for Sale: Securities available for sale consist primarily of municipal obligations, mortgage-backed securities and collateralized mortgage obligations (“CMOs”) and are stated at fair value. The Company holds municipal bonds issued by municipal governments within the U.S.; mortgage-backed securities and CMOs issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), government-sponsored enterprises; debt securities issued by the U.S. Treasury and government-sponsored enterprises; and privately-issued CMOs and asset-backed securities (“ABSs”). The Company also holds pass-through asset-backed securities guaranteed by the SBA representing participating interests in pools of long-term debentures issued by state and local development companies certified by the SBA. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. CMOs and ABSs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

Amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments. Unrealized gains and losses, net of tax, on securities available for sale are included in other comprehensive income (loss) and the accumulated unrealized holding gains and losses are reported as a separate component of equity until realized. Realized gains and losses on the sale of securities available for sale are determined using the specific identification method and are included in other noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income (loss).

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(1 – continued)

Investment Securities - continued

Debt Securities Held to Maturity: Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments. The Company classifies certain mortgage-backed securities and municipal obligations as held to maturity.

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

The Company originates loans to customers under the SBA 7(a) and other programs that generally provide for SBA guarantees of 75% to 90% of each loan. The Company intends to sell the guaranteed portion of the SBA loans. The guaranteed portion of the SBA loans was classified as loans held for sale at September 30, 2023 and 2022. At September 30, 2023 and 2022, SBA loans held for sale totaling $21.2 million and $21.9 million, respectively, were carried at the lower of aggregate cost or fair value. Realized gains and losses on sales of SBA loans held for sale are determined based on the allocation of participating interests sold and retained and are included in net gain on sales of SBA loans in the accompanying consolidated statements of income. Direct loan origination costs and fees related to SBA loans held for sale are deferred upon origination and are recognized as an adjustment to the gain or loss on the date of sale. SBA loans held for sale are sold on a servicing retained basis.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(1 – continued)

Loans Held for Sale - continued

During 2022 the Company transferred certain single tenant net lease loans from loans to loans held for sale and sold those loans on the secondary market. At September 30,2023 and 2022, there were no single tenant net lease loans held for sale. Realized gains and losses on sales of single tenant net lease loans held for sale are determined using the specific identification method. Single tenant net lease loans held for sale are sold on a servicing retained basis.

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

Loans and Allowance for Loan Losses

Loans Held for Investment

Loans are stated at unpaid principal balances, less net deferred loan fees, discounts and the allowance for loan losses. Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(1 – continued)

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

SEPTEMBER 30, 2023, 2022 AND 2021

(1 – continued)

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

The Company’s historical loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis based on the risks present for each portfolio segment. Management considers changes and trends in the following qualitative loss factors: levels of and trends in delinquencies and impaired loans; trends in the volume and term of new loan originations; national and local economic trends and conditions; changes in lending policies, procedures and practices; changes in the experience and ability of lending management and other staff; changes in the quality and depth of the Company’s loan review system; trends in collateral valuation in the Company’s lending area; the existence and effect of any concentrations of credit and other factors as determined by management including peer data. Each qualitative factor is evaluated and a qualitative factor adjustment is applied to the actual historical loss factors in determining the adjusted loss factors used in management’s allowance for loan losses adequacy calculation.

At September 30, 2023, the Company's allowance for loan losses totaled $16.9 million, of which $15.4 million related to qualitative factor adjustments. At September 30, 2022, the Company’s allowance for loan losses totaled $15.4 million, of which $13.4 million related to qualitative factor adjustments.

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

SEPTEMBER 30, 2023, 2022 AND 2021

(1 – continued)

Loans and Allowance for Loan Losses - continued

Commercial real estate loans include the single tenant net lease loans and loans originated through SBA programs in addition to the Company’s core commercial loans and are comprised of loans secured by various types of collateral including office buildings, warehouses, retail space and mixed use buildings located in the Company’s primary lending area and in other states. Risks related to commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and general economic conditions. Repayment of these loans is generally dependent on the ability of the borrower to attract tenants at lease rates that provide for adequate debt service and can be impacted by general economic conditions, which impact vacancy rates. The Company generally obtains loan guarantees from financially capable parties for commercial real estate loans.

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

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended September 30,2023, 2022,and 2021.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(1 – continued)

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

SEPTEMBER 30, 2023, 2022 AND 2021

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

Other Real Estate Owned

Other real estate owned includes formally foreclosed property, property obtained via a deed in lieu of foreclosure. At the time of acquisition, foreclosed real estate is recorded at its fair value, less estimated costs to sell, which becomes the property’s new cost basis. Any write-downs based on the property’s fair value at the date of acquisition are charged to the allowance for loan losses. After acquisition or the decision to classify property as held for sale, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value, less estimated costs to sell. Costs incurred in maintaining other real estate owned and subsequent impairment adjustments to the carrying amount of a property, if any, are included in noninterest expense.

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

SEPTEMBER 30, 2023, 2022 AND 2021

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

SEPTEMBER 30, 2023, 2022 AND 2021

(1 – continued)

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

Comprehensive Income (Loss)

Comprehensive income consists of reported net income and other comprehensive income. Other comprehensive income, recognized as a separate component of stockholders’ equity, includes the change in unrealized gains and losses on securities available for sale. Amounts reclassified out of unrealized gains or losses on securities available for sale included in accumulated other comprehensive income (loss) are included in the net gain on sales of available for sale securities or OTTI loss on securities line item in the consolidated statements of income.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(1 – continued)

Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update commonly referred to as the current expected credit loss methodology (“CECL”) replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost.  The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary.  For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods.  Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is a smaller reporting company as defined by the SEC, and did not early adopt CECL.  The Company has purchased software to assist with the calculation and has been running parallel models quarterly in order to estimate the expected impact to adoption of CECL on October 1, 2023.  Management expects to recognize a one-time pre-tax cumulative-effect adjustment to the allowance for loan losses through retained earnings of approximately $3.3 million as a result of CECL implementation during the quarter ending December 31, 2023.  The $3.3 million is comprised of an estimated $1.4 million in additional allowance and an estimated $1.9 million reserve for unfunded lending commitments.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the current accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan.  For public business entities, the ASU also requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases.  For entities that have not yet adopted the amendments in ASU No. 2016-13, the effective dates for the amendments in the ASU are the same as the effective dates in ASU No. 2016-13.  The amendments should generally be applied prospectively, although for the transition method related to the recognition and measurement of TDRs an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.  The Company is currently assessing the impact of the guidance, which is effective for the quarter ending December 31, 2023, but its adoption is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(1 – continued)

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

In November 2023, the FASB issued ASU 2027-03, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. Public entities are required to disclose significant expense categories and amounts for each reportable segment.  Significant expense categories are derived from expenses that are regularly report to an entity’s chief operating decision-maker (“CODM”), and included in a segment’s reported measures of profit or loss.  Public entities are also required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss to assess segment performance. The ASU requires interim disclosures of certain segment-related disclosures that previously were only required annually. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the ASU should be applied prospectively. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.

(2)         RESTRICTION ON CASH AND DUE FROM BANKS

The Company is required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but are interest-bearing. In March of 2020, the Federal Reserve Bank reduced the reserve requirement to zero. There were no required reserves for the years ended September 30, 2023 and 2022.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(3)         INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Losses	Value
September 30, 2023:
Debt securities available for sale:
U.S. Treasury notes	$30,598	$—	$4,649	$25,949
Agency mortgage-backed	28,542	—	4,274	24,268
Agency CMO	14,064	—	1,322	12,742
Privately-issued CMO	424	2	30	396
Privately-issued ABS	433	13	3	443
SBA certificates	11,587	—	842	10,745
Municipal bonds	177,561	19	26,096	151,484
Subordinated debt	2,000	—	288	1,712

Total debt securities available for sale	$265,209	$34	$37,504	$227,739

Debt securities held to maturity:
Agency mortgage-backed	$36	$—	$1	$35
Municipal bonds	1,264	4	—	1,268

Total debt securities held to maturity	$1,300	$4	$1	$1,303

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(3 – continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Losses	Value
September 30, 2022:
Debt securities available for sale:
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

The amortized cost and fair value of available for sale and held to maturity debt securities as of September 30, 2023 by contractual maturity are shown below. Expected maturities of mortgage and other asset-backed securities may differ from contractual maturities because the mortgages and other assets underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due within one year	$2,294	$2,265	$253	$253
Due after one year through five years	8,358	8,201	667	669
Due after five years through ten years	47,503	41,617	344	346
Due after ten years	152,004	127,062	—	—
CMO	14,488	13,138	—	—
ABS	433	443	—	—
SBA certificates	11,587	10,745	—	—
Mortgage-backed securities	28,542	24,268	36	35

Total securities available for sale	$265,209	$227,739	$1,300	$1,303

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(3 – continued)

Information pertaining to securities with gross unrealized losses at September 30, 2023 and 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses

September 30, 2023:
Debt securities available for sale:
Continuous loss position less than twelve months:

U.S. Treasury notes	5	$1,576	$49
Agency mortgage-backed	2	163	8
Agency CMO	1	4,249	462
SBA certificates	1	31	3
Municipal bonds	43	45,931	3,334
Other	1	1,712	288

Total less than twelve months	53	53,662	4,144

Continuous loss position more than twelve months:

U.S. Treasury notes	1	24,373	4,600
Agency mortgage-backed	15	23,859	4,266
Agency CMO	14	8,493	860
Privately-issued CMO	2	375	30
Privately-issued ABS	1	212	3
SBA certificates	2	10,714	839
Municipal bonds	115	95,185	22,762

Total more than twelve months	150	163,211	33,360

Total debt securities available for sale	203	$216,873	$37,504

Debt securities held to maturity:
Continuous loss position more than twelve months:

Agency mortgage-backed	1	$19	$1

Total more than twelve months	1	19	1

Total debt securities held to maturity	1	$19	$1

September 30, 2022:
Debt securities available for sale:
Continuous loss position less than twelve months:

U.S. Treasury notes	7	$27,295	$3,514
Agency mortgage-backed	14	24,987	2,749
Agency CMO	12	8,896	551
Privately-issued CMO	2	424	20
SBA certificates	1	10,775	225
Municipal bonds	259	193,002	24,922

Total less than twelve months	295	265,379	31,981

Continuous loss position more than twelve months:

Agency mortgage-backed	1	2,169	540
Agency CMO	2	1,199	190
Privately-issued CMO	1	19	9
Privately-issued ABS	1	283	8
SBA certificates	2	1,202	19
Municipal bonds	7	6,263	1,721

Total more than twelve months	14	11,135	2,487

Total debt securities available for sale	309	$276,514	$34,468

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(3 – continued)

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

The total available for sale debt securities in loss positions at September 30, 2023, which consisted of U.S. Treasury notes, agency mortgage-backed securities, agency CMOs, privately-issued CMOs, privately-issued ABSs, SBA certificates, municipal bonds, and other securities represented 95% and 87% of total available for sale investments at September 30, 2023 and 2022, respectively. All of the municipal securities are issued by municipal governments and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis. At September 30, 2023, the Company held seven privately-issued CMO and ABS securities acquired in a 2009 bank acquisition with an aggregate amortized cost of $289,000 and aggregate fair value of $291,000 that have been downgraded to a substandard regulatory classification due to a downgrade of the security’s credit quality rating by various rating agencies.

At September 30, 2023, two privately-issued CMOs and one privately-issued ABS were in a loss position and had depreciated approximately 5.31% from their carrying value. These securities were collateralized by residential mortgage loans, had a total fair value of $587,000 and a total unrealized loss of $33,000 at September 30, 2023. Based on the independent third party analysis of the expected cash flows, management has determined that the declines in fair value for these securities are temporary and, as a result, no other-than-temporary impairment is required to be recognized. While the Company does not anticipate additional credit-related impairment losses at September 30, 2023, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require additional credit-related impairment charges.

The unrealized losses on U.S. treasury notes, U.S. government agency mortgage-backed securities and CMOs, SBA certificates, municipal bonds , and other securities, relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities to maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

The following is a summary of the reported gross gains and losses on sales of available for sale securities and time deposits for the years ended September 30,2023, 2022 and 2021:

(In thousands)	2023	2022	2021
Gross realized gains on sales	$341	$488	$—
Gross realized losses on sales	(892)	(12)	—
Net realized gain (loss) on sales of available for sale securities	$(551)	$476	$—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(3 – continued)

Certain available for sale debt securities were pledged to secure FHLB borrowings at September 30, 2023 and 2022, and may be pledged to secure federal funds borrowings (see Notes 9 and 10).

At September 30, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S government and its agencies, with an aggregate book value greater than 10% of the Company’s consolidated stockholders’ equity.

(4)         LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30,2023 and 2022 consisted of the following:

(In thousands)	2023	2022
Real estate mortgage:
Residential	$528,410	$368,211
Commercial	187,232	169,861
Single tenant net lease	757,388	674,567
SBA commercial (1)	47,078	59,379
Multifamily	34,892	32,411
Residential construction	24,924	18,261
Commercial construction	14,588	5,938
Land and land development	17,234	11,880
Commercial business	117,594	90,010
SBA commercial business (1)	16,939	20,282
Consumer	39,915	38,052
Total loans	1,786,194	1,488,852

Deferred loan origination fees and costs, net	949	1,052
Allowance for loan losses	(16,900)	(15,360)

Loans, net	$1,770,243	$1,474,544

(1)   Includes discounts on SBA loans of $3.3 million and $4.3 million at September 30, 2023 and 2022, respectively.

At September 30, 2023 and 2022, the net unamortized premium on loans acquired from other financial institutions was $253,000 and $261,000, respectively.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(4 – continued)

The following is a summary of activity for related party loans for the years ended September 30, 2023 and 2022:

(In thousands)	2023	2022
Beginning balance	$7,656	$5,975
New loans and advances	—	5,022
Repayments	(205)	(2,531)
Loans sold	—	(191)
Reclassifications due to officer and director changes	(5,973)	(619)

Ending balance	$1,478	$7,656

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at September 30,2023 and 2022 were $755,000 and $2.8 million, respectively.

The following tables provide the components of loans as of September 30,2023:

	Individually	Collectively
	Evaluated for	Evaluated for
Loans as Evaluated for Impairment:	Impairment	Impairment	Loans

Residential real estate	$3,312	$525,098	$528,410
Commercial real estate	868	186,364	187,232
Single tenant net lease	—	757,388	757,388
SBA commercial real estate	7,415	39,663	47,078
Multifamily	318	34,574	34,892
Residential construction	—	24,924	24,924
Commercial construction	—	14,588	14,588
Land and land development	—	17,234	17,234
Commercial business	1,946	115,648	117,594
SBA commercial business	1,122	15,817	16,939
Consumer	233	39,682	39,915
	$15,214	$1,770,980	$1,786,194

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(4 – continued)

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(4 – continued)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2023 and 2022:

	Individually	Collectively
	Evaluated for	Evaluated for	Ending
	Impairment	Impairment	Balance

	(In thousands)
2023:
Residential real estate	$74	$4,567	$4,641
Commercial real estate	2	1,775	1,777
Single tenant net lease	—	3,810	3,810
SBA commercial real estate	—	1,922	1,922
Multifamily	—	268	268
Residential construction	—	434	434
Commercial construction	—	282	282
Land and land development	—	307	307
Commercial business	111	1,603	1,714
SBA commercial business	187	1,060	1,247
Consumer	189	309	498

	$563	$16,337	$16,900

2022:
Residential real estate	$—	$2,716	$2,716
Commercial real estate	—	1,590	1,590
Single tenant net lease	—	3,838	3,838
SBA commercial real estate	290	2,288	2,578
Multifamily	—	251	251
Residential construction	—	305	305
Commercial construction	—	107	107
Land and land development	—	212	212
Commercial business	—	1,193	1,193
SBA commercial business	674	1,448	2,122
Consumer	—	448	448

	$964	$14,396	$15,360

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(4 – continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended September 30, 2023, 2022 and 2021.

	Beginning	Provisions			Ending
	Balance	(Credits)	Charge-Offs	Recoveries	Balance

	(In thousands)
2023:
Residential real estate	$2,716	$1,980	$(71)	$16	$4,641
Commercial real estate	1,590	187	—	—	1,777
Single tenant net lease	3,838	(28)	—	—	3,810
SBA commercial real estate	2,578	(302)	(357)	3	1,922
Multifamily	251	17	—	—	268
Residential construction	305	129	—	—	434
Commercial construction	107	175	—	—	282
Land and land development	212	95	—	—	307
Commercial business	1,193	452	—	69	1,714
SBA commercial business	2,122	(357)	(569)	51	1,247
Consumer	448	264	(250)	36	498
	$15,360	$2,612	$(1,247)	$175	$16,900

2022:
Residential real estate	$1,438	$1,287	$(23)	$14	$2,716
Commercial real estate	2,806	(1,216)	—	—	1,590
Single tenant net lease	2,422	1,416	—	—	3,838
SBA commercial real estate	3,475	(802)	(110)	15	2,578
Multifamily	518	(267)	—	—	251
Residential construction	191	114	—	—	305
Commercial construction	63	44	—	—	107
Land and land development	235	(23)	—	—	212
Commercial business	1,284	(119)	(91)	119	1,193
SBA commercial business	1,346	1,413	(698)	61	2,122
Consumer	523	61	(175)	39	448
	$14,301	$1,908	$(1,097)	$248	$15,360

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(4 – continued)

	Beginning	Provisions
	Balance	(Credits)	Charge-Offs	Recoveries	Ending Balance

	(In thousands)
2021:
Residential real estate	$1,255	$170	$(11)	$24	$1,438
Commercial real estate	3,058	(252)	—	—	2,806
Single tenant net lease	3,017	(595)	—	—	2,422
SBA commercial real estate	4,154	234	(936)	23	3,475
Multifamily	772	(254)	—	—	518
Residential construction	243	(52)	—	—	191
Commercial construction	181	(118)	—	—	63
Land and land development	243	(8)	—	—	235
Commercial business	1,449	(170)	—	5	1,284
SBA commercial business	1,539	(211)	(21)	39	1,346
Consumer	1,115	(511)	(156)	75	523
	$17,026	$(1,767)	$(1,124)	$166	$14,301

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(4 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2023. Interest income recognized approximates cash paid for interest for the year ended September 30, 2023.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Balance	Balance	Allowance	Balance	Recognized

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$1,989	$2,139	$—	$2,822	$52
Commercial real estate	551	627	—	886	23
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	7,415	9,397	—	7,484	—
Multifamily	318	362	—	371	15
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	870	972	—	925	37
SBA commercial business	684	1,799	—	839	—
Consumer	44	58	—	61	—

	$11,871	$15,354	$—	$13,388	$127

Loans with an allowance recorded:
Residential real estate	$1,323	$1,328	$74	$365	$—
Commercial real estate	317	317	2	63	—
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	—	—	—	1,146	—
Multifamily	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	1,076	1,165	111	296	—
SBA commercial business	438	637	187	1,049	—
Consumer	189	189	189	190	—

	$3,343	$3,636	$563	$3,109	$—

Total:

Residential real estate	$3,312	$3,467	$74	$3,187	$52
Commercial real estate	868	945	2	949	23
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	7,415	9,397	—	8,630	—
Multifamily	318	362	—	371	15
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	1,946	2,137	111	1,221	37
SBA commercial business	1,122	2,436	187	1,888	—
Consumer	233	247	189	251	—

	$15,214	$18,990	$563	$16,497	$127

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(4 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2022. Interest income recognized approximates cash paid for interest for the year ended September 30, 2022.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Balance	Balance	Allowance	Balance	Recognized

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$2,244	$2,524	$—	$2,978	$45
Commercial real estate	908	982	—	1,038	21
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	5,197	5,952	—	7,235	—
Multifamily	354	398	—	415	6
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	998	1,189	—	1,318	19
SBA commercial business	182	532	—	412	—
Consumer	93	81	—	91	1

	$9,976	$11,658	$—	$13,487	$92

Loans with an allowance recorded:
Residential real estate	$—	$—	$—	$206	$—
Commercial real estate	—	—	—	—	—
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	2,385	2,919	290	2,213	—
Multifamily	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
SBA commercial business	895	1,349	674	802	—
Consumer	145	145	—	146	—

	$3,425	$4,413	$964	$3,367	$—

Total:
Residential real estate	$2,244	$2,524	$—	$3,184	$45
Commercial real estate	908	982	—	1,038	21
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	7,582	8,871	290	9,448	—
Multifamily	354	398	—	415	6
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	998	1,189	—	1,318	19
SBA commercial business	1,077	1,881	674	1,214	—
Consumer	238	226	—	237	1

	$13,401	$16,071	$964	$16,854	$92

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(4 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2021.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended September 30, 2021.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Balance	Balance	Allowance	Balance	Recognized

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$3,003	$3,551	$—	$4,383	$68
Commercial real estate	1,021	1,092	—	1,148	29
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	8,282	8,873	—	4,738	—
Multifamily	482	539	—	638	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	1	—
Commercial business	1,476	1,559	—	1,664	3
SBA commercial business	1,275	1,534	—	820	—
Consumer	104	97	—	90	2

	$15,643	$17,245	$—	$13,482	$102

Loans with an allowance recorded:
Residential real estate	$64	$65	$—	$108	$—
Commercial real estate	—	—	—	—	—
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	871	1,394	114	3,389	—
Multifamily	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	—	—	—	1	—
SBA commercial business	21	21	18	248	—
Consumer	144	144	1	169	—

	$1,100	$1,624	$133	$3,915	$—

Total:
Residential real estate	$3,067	$3,616	$—	$4,491	$68
Commercial real estate	1,021	1,092	—	1,148	29
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	9,153	10,267	114	8,127	—
Multifamily	482	539	—	638	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	1	—
Commercial business	1,476	1,559	—	1,665	3
SBA commercial business	1,296	1,555	18	1,068	—
Consumer	248	241	1	259	2

	$16,743	$18,869	$133	$17,397	$102

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(4 – continued)

Nonperforming loans consist of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans at September 30, 2023 and 2022:

	At September 30, 2023			At September 30, 2022
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)
Residential real estate	$2,426	$—	$2,426	$1,213	$—	$1,213
Commercial real estate	511	—	511	516	—	516
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	7,415	—	7,415	7,725	—	7,725
Multifamily	318	—	318	—	—	—
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—
Commercial business	1,946	—	1,946	73	—	73
SBA commercial business	1,099	—	1,099	1,091	—	1,091
Consumer	233	—	233	238	—	238

Total	$13,948	$—	$13,948	$10,856	$—	$10,856

The following table presents the aging of the recorded investment in past due loans at September 30, 2023:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$2,715	$132	$1,818	$4,665	$523,745	$528,410
Commercial real estate	23	62	—	85	187,147	187,232
Single tenant net lease	—	—	—	—	757,388	757,388
SBA commercial real estate	764	—	3,877	4,641	42,437	47,078
Multifamily	—	—	—	—	34,892	34,892
Residential construction	—	—	—	—	24,924	24,924
Commercial construction	—	—	—	—	14,588	14,588
Land and land development	40	—	—	40	17,194	17,234
Commercial business	112	—	86	198	117,396	117,594
SBA commercial business	130	—	682	812	16,127	16,939
Consumer	137	5	36	178	39,737	39,915

Total	$3,921	$199	$6,499	$10,619	$1,775,575	$1,786,194

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(4 – continued)

The following table presents the aging of the recorded investment in past due loans at September 30, 2022:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
Residential real estate	$1,169	$53	$204	$1,426	$366,785	$368,211
Commercial real estate	—	—	516	516	169,345	169,861
Single tenant net lease	—	—	—	—	674,567	674,567
SBA commercial real estate	—	—	3,370	3,370	56,009	59,379
Multifamily	—	—	—	—	32,411	32,411
Residential construction	—	—	—	—	18,261	18,261
Commercial construction	—	—	—	—	5,938	5,938
Land and land development	—	—	—	—	11,880	11,880
Commercial business	—	—	73	73	89,937	90,010
SBA commercial business	231	—	237	468	19,814	20,282
Consumer	95	—	58	153	37,899	38,052

Total	$1,495	$53	$4,458	$6,006	$1,482,846	$1,488,852

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(4 – continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table presents the recorded investment in loans by risk category as of September 30, 2023:

		Special
September 30, 2023:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$525,735	$—	$2,653	$22	$—	$528,410
Commercial real estate	186,520	—	712	—	—	187,232
Single tenant net lease	757,388	—	—	—	—	757,388
SBA commercial real estate	39,092	278	6,083	1,625	—	47,078
Multifamily	34,574	—	318	—	—	34,892
Residential construction	24,924	—	—	—	—	24,924
Commercial construction	14,588	—	—	—	—	14,588
Land and land development	17,234	—	—	—	—	17,234
Commercial business	115,647	40	1,907	—	—	117,594
SBA commercial business	14,572	—	2,327	40	—	16,939
Consumer	39,871	—	44	—	—	39,915

Total	$1,770,145	$318	$14,044	$1,687	$—	$1,786,194

The following table presents the recorded investment in loans by risk category as of September 30, 2022:

		Special
September 30, 2022:	Pass	Mention	Substandard	Doubtful	Loss	Total

	(In thousands)
Residential real estate	$366,540	$—	$1,501	$170	$—	$368,211
Commercial real estate	169,134	—	727	—	—	169,861
Single tenant net lease	674,567	—	—	—	—	674,567
SBA commercial real estate	49,459	1,143	7,112	1,665	—	59,379
Multifamily	32,411	—	—	—	—	32,411
Residential construction	18,261	—	—	—	—	18,261
Commercial construction	5,938	—	—	—	—	5,938
Land and land development	11,880	—	—	—	—	11,880
Commercial business	89,675	250	85	—	—	90,010
SBA commercial business	17,202	284	2,755	41	—	20,282
Consumer	37,959	—	93	—	—	38,052

Total	$1,473,026	$1,677	$12,273	$1,876	$—	$1,488,852

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(4 – continued)

Troubled Debt Restructurings

The following table summarizes information in regard to TDRs that were restructured during the years ended September 30, 2023, 2022 and 2021.

		Pre-	Post-
		Modification	Modification
	Number of	Principal	Principal
	Loans	Balance	Balance

		(Dollars in thousands)
September 30, 2023:
Residential real estate	1	$31	$31

Total	1	$31	$31

September 30, 2022:
SBA commercial business	1	$397	$397

Total	1	$397	$397

September 30, 2021:
Commercial business	1	126	126

Total	1	$126	$126

At September 30, 2023, the Company had no commitments to lend to customers with outstanding loans classified as TDRs.  At September 30, 2022, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate, extension of the maturity date, deferral of the contractual principal and interest payments, and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

There were principal charge-offs totaling $6,000 and $457,000 recorded as a result of TDRs during the years ended September 30, 2023 and 2021, respectively. There were no principal charge-offs recorded as a result of TDRs during the year ended September 30, 2022.  Provisions for loan losses related to TDRs totaled $122,000 and $161,000 for the years ended September 30, 2023 and 2022, respectively. There were no provisions for loan losses related to TDRs for the year ended September 30, 2021. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the years ended September 30, 2023, 2022 and 2021, the Company did not have any TDRs that were modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure).

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(4 – continued)

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

The aggregate fair value of SBA loan servicing rights at September 30, 2023 and 2022 approximated its carrying value.  A valuation model employed by an independent third party calculates the present value of future cash flows and is used to estimate fair value at the date of sale and on a quarterly basis for impairment analysis purposes.  Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.  Key assumptions used to estimate the fair value of the SBA loan servicing rights at September 30, 2023 and 2022 were as follows:

	Range of Assumption (Weighted Average)
Assumption	2023	2022
Discount rate	10.25% to 25.00% (13.79%)	6.90% to 25.00% (12.71%)
Prepayment rate	8.60% to 32.85% (16.91%)	7.08% to 29.26% (15.27%)

For purposes of impairment, risk characteristics such as interest rate, loan type, term and investor type are used to stratify the SBA loan servicing rights.  Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount.  Changes in the valuation allowance are reported in other noninterest income in the consolidated statements of income.

The unpaid principal balance of SBA loans serviced for others was $209.6 million, $238.9 million and $244.8 million at September 30, 2023, 2022 and 2021, respectively. An analysis of loan servicing fees on SBA loans for the years ended September 30, 2023, 2022 and 2021 is as follows:

(In thousands)	2023	2022	2021

Late fees and ancillary fees earned	$69	$93	$88
Net servicing income	2,114	2,425	2,171
SBA net servicing fees	$2,183	$2,518	$2,259

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(4 – continued)

Contractually specified late fees and ancillary fees earned on SBA loans are included in interest income on loans in the consolidated statements of income.  Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the years ended September 30, 2023, 2022 and 2021 is as follows:

(In thousands)	2023	2022	2021

Balance as of October 1	$3,790	$4,447	$3,748
Servicing rights capitalized	768	846	1,980
Amortization	(728)	(1,287)	(1,215)
Direct write-offs	(999)	(43)	(92)
Change in valuation allowance	119	(173)	26
Balance as of September 30	$2,950	$3,790	$4,447

An analysis of the valuation allowance related to SBA loan servicing rights for the years ended September 30, 2023, 2022 and 2021 is as follows:

(In thousands)	2023	2022	2021
Balance as of October 1	$179	$6	$32
Additions (reductions) charged to earnings	880	216	66
Write-downs charged against allowance	(999)	(43)	(92)
Balance as of September 30	$60	$179	$6

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

A valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis. Management periodically compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Key assumptions, which represent Level 3 fair value inputs, used to estimate the fair value of the MSRs at September 30, 2023 and 2022 were as follows:

	Range of Assumption (Weighted Average)
Assumption	2023	2022
Discount rate	9.44% to 14.50% (9.51%)	9.50% to 14.50% (9.51%)
Prepayment rate	5.00% to 85.82% (6.82%)	6.01% to 74.89% (6.63%)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(4 – continued)

The unpaid principal balance of residential mortgage loans serviced for others was $4.77 billion, $4.88 billion and $4.64 billion at September 30, 2023, 2022 and 2021, respectively.  Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $47.9 million and $46.0 million at September 30, 2023 and 2022, respectively.  Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees of $9.5 million, $9.0 million and $6.5 million are included in mortgage banking income in the consolidated statements of income for the years ended September 30, 2023, 2022 and 2021, respectively.

Changes in the carrying value of MSRs accounted for at fair value for the years ended September 30, 2023, 2022 and 2021 were as follows:

(In thousands)	2023	2022	2021

Fair value as of October 1	$63,263	$49,579	$21,703
Servicing rights capitalized	2,354	11,161	36,679
Changes in fair value related to:
Loan repayments	(4,237)	(7,539)	(9,555)
Changes in valuation model inputs or assumptions	(1,612)	10,062	752
Fair value as of September 30	$59,768	$63,263	$49,579

At September 30, 2023, the Company had a contract to sell the residential MSRs noted above.  For the year ended September 30, 2023, the fair value of the residential MSRs was written down by $903,000 relating to the routine valuation adjustment and an additional $709,000 based on contract sale price.  As discussed in Note 28, subsequent to September 30, 2023, the sale of the residential MSRs took place in November 2023.

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

The unpaid principal balance of nonresidential mortgage loans serviced for others was $40.4 million and $44.6 million at September 30, 2023 and 2022, respectively.  Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $93,000 and $92,000 for the years ended September 30, 2023 and 2022, respectively.  Contractually specified servicing fees on nonresidential mortgage loans serviced for others are included in other noninterest income in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(4 – continued)

An analysis of nonresidential MSRs for September 30, 2023 and 2022 is as follows:

(In thousands)	2023	2022

Balance, beginning of year	$141	$—
Servicing rights capitalized	—	160
Amortization	(40)	(19)
Direct write-offs	—	—
Changes in valuation allowance	—	—
Balance, end of year	$101	$141

There was no valuation allowance related to nonresidential MSRs at September 30, 2023 and 2022.

(5)         PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at September 30, 2023 and 2022:

(In thousands)	2023	2022
Land and land improvements	$5,375	$5,328
Office buildings	25,337	23,942
Leasehold improvements	66	66
Furniture, fixtures and equipment	10,442	9,187
Construction in progress	671	749
	$41,891	$39,272
Less: accumulated depreciation	(14,030)	(12,172)

Totals	$27,861	$27,100

Depreciation expense recognized for premises and equipment for the years ended September 30, 2023, 2022 and 2021 is as follows:

(In thousands)	2023	2022	2021
Depreciation expense	$2,108	$2,125	$2,023

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(6)         OTHER REAL ESTATE OWNED

Other real estate owned (“OREO”) asset activity was as follows for the years ended September 30, 2023, 2022 and 2021:

(In thousands)	2023	2022	2021
Balance as of October 1	$203	$1,728	$1,728
Transfers from loans to other real estate owned	474	—	426
Transfers from OREO to premises and equipment	—	(721)	—
Sales	—	(804)	(426)
Balance as of September 30	$677	$203	$1,728

At September 30, 2023, 2022 and 2021, OREO did not include any residential real estate properties where physical possession has been obtained. The recorded investment in consumer mortgage loans secured by residential real estate properties where formal foreclosure proceedings are in process at September 30, 2023 and 2022 was $539,000 and $204,000, respectively.

Net (gain) loss on OREO for the years ended September 30, 2023, 2022 and 2021 was as follows:

(In thousands)	2023	2022	2021
Net (gain)/loss on sales	$—	$115	$(74)
Operating expenses, net of rental income	4	—	10
	$4	$115	$(64)

(7)         GOODWILL AND OTHER INTANGIBLES

Goodwill and the core deposit intangibles acquired in the acquisitions of Community First Bank (“Community First”) on September 30, 2009, the First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”) branches on July 6, 2012, and Dearmin Bancorp, Inc. (“Dearmin”) and its majority owned subsidiary, The First National Bank of Odon (“FNBO”), on February 9, 2018, are evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill or the core deposit intangibles was recognized during 2023, 2022, or 2021.

The changes in the carrying amount of goodwill for the years ended September 30, 2023, 2022 and 2021 are summarized as follows:

(In thousands)	2023	2022	2021
Beginning balance	$9,848	$9,848	$9,848
Impairment	—	—	—
Ending balance	$9,848	$9,848	$9,848

The following is a summary of other intangible assets subject to amortization:

(In thousands)	2023	2022
Core deposit intangible acquired in Community First acquisition	$2,741	$2,741
Core deposit intangible acquired in First Federal branch acquisition	566	566
Core deposit intangible acquired in Dearmin/FNBO acquisition	1,487	1,487
Less accumulated amortization	(4,233)	(4,019)
Ending balance	$561	$775

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(7 – continued)

Amortization expense on intangibles for the years ended September 30, 2023, 2022 and 2021 is summarized as follows:

(In thousands)	2023	2022	2021
Amortization expense	$214	$214	$214

Estimated amortization expense for the core deposit intangibles for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)
2024	$163
2025	163
2026	163
2027	72
Total	$561

(8)       DEPOSITS

Deposits at September 30, 2023 and 2022 consisted of the following:

(In thousands)	2023	2022

Noninterest-bearing demand deposits	$242,237	$340,172
NOW accounts	336,446	343,296
Money market accounts	323,739	238,219
Savings accounts	170,073	171,779
Retail time deposits	170,980	129,864
Brokered certificates of deposit	438,319	292,504

Total	$1,681,794	$1,515,834

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was $57.8 million and $32.6 million at September 30, 2023 and 2022, respectively.

At September 30, 2023, scheduled maturities of time deposits were as follows:

Years ending September 30:	(In thousands)
2024	$573,052
2025	18,072
2026	6,732
2027	4,354
2028	7,089
Total	$609,299

The Bank held deposits for related parties of $5.3 million and $15.3 million at September 30, 2023 and 2022, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(9)         FEDERAL FUNDS PURCHASED

The Bank has entered into a federal funds purchased line of credit facility with another financial institution that established a line of credit not to exceed the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves. Availability under the line of credit is subject to continued borrower eligibility and expires on June 30, 2024 unless it is extended. The line of credit is intended to support short-term liquidity needs, and the agreement states that the Bank may borrow under the facility for up to seven consecutive days without pledging collateral to secure the borrowing. At September 30, 2023 and 2022, the Bank had no outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed $22 million. The line of credit is intended to support short-term liquidity needs. At September 30, 2023 and 2022, the Bank had no outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed $15 million. The line of credit is intended to support short-term liquidity needs. At September 30, 2023 and 2022, the Bank had no outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed the lesser of $5 million or 50% of the Bank’s equity capital. The line of credit is intended to support short-term liquidity needs. At September 30, 2023 and 2022, the Bank had no outstanding federal funds purchased under the facility.

(10)       BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2023 and 2022 borrowings from the FHLB were as follows:

	2023		2022
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advances maturing in:
2023	—%	$—	3.00%	$130,000
2024	5.51	40,000	—	—
2025	1.51	10,000	1.51	10,000
2026	1.13	20,000	1.13	20,000
2027	—	—	—	—
2028 and beyond	2.63	285,000	1.27	135,000

Total advances		355,000		295,000

Line of credit balance	5.66	8,183	3.45	12,303

Total borrowings from FHLB		$363,183		$307,303

The Bank entered into an Advances, Pledge and Security Agreement with the FHLB, allowing the Bank to initiate advances from the FHLB. The advances are secured under a blanket collateral agreement. At September 30, 2023, the eligible blanket collateral included residential mortgage loans with a carrying value of $179.4 million and commercial real estate loans with a carrying value of $813.6 million. Pledged available for sale securities had a fair value of $52.9 million at September 30, 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(10 – continued)

On January 21, 2022, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $25.0 million secured under the blanket collateral agreement. This agreement expires on January 21, 2024. At September 30, 2023, there was $8.2 million outstanding under this agreement.

On June 19, 2014, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $3.3 million secured under the blanket collateral agreement. The agreement had an initial expiration date of July 1, 2015 and is automatically extended for one additional year for successive one-year periods, not to extend beyond July 3, 2034.  At September 30, 2023, the maximum amount available under the letter of credit was $2.1 million, and there was no outstanding balance under this agreement.

On May 31, 2017, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $2.2 million. The agreement had an initial expiration date of May 31, 2018 and is automatically extended for one additional year for successive one-year periods, not to extend beyond June 1, 2037. At September 30, 2023, the maximum amount available under the letter of credit was $1.9 million, and there was no outstanding balance under this agreement.

(11)       OTHER BORROWINGS

On September 20, 2018, the Company entered into a subordinated note purchase agreement in the principal amount of $20 million.  The subordinated note initially bears a fixed interest rate of 6.02% per year through September 30, 2023, and thereafter a floating rate, reset quarterly, equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus 310 basis points.  All interest is payable quarterly and the subordinated note is scheduled to mature on September 30, 2028.  The subordinated note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after September 30, 2023. The subordinated note is presented net of unamortized debt issuance costs of $68,000 at September 30, 2022, in the accompanying consolidated balance sheet.  The debt issuance costs were amortized over five years, which represents the period from issuance to the first redemption date of September 30, 2023.  The Company elected not to repay the subordinated note on the first optional redemption date of September 30, 2023, but has the right to repay the note without penalty upon providing adequate notice to the investors.    The subordinated note is intended to qualify as Tier 2 capital for the Company under regulatory guidelines.  However, following September 30, 2023, 20% of the remaining debt outstanding under this subordinated note agreement is disallowed from Tier 2 capital each year until maturity on September 30, 2028.

On March 18, 2022, the Company entered into subordinated note purchase agreements in the aggregate principal amount of $31 million.  The subordinated notes initially bear a fixed interest rate of 4.50% per year through March 30, 2027, and thereafter a floating rate, reset quarterly, equal to the three-month SOFR rate plus 276 basis points.  All interest is payable semi-annually and the subordinated notes are scheduled to mature on March 30, 2032.  The subordinated notes are unsecured subordinated obligations of the Company and may be repaid in whole or in part, without penalty, on or after March 30, 2027.  The subordinated notes are intended to qualify as Tier 2 capital for the Company under regulatory guidelines.  The subordinated notes are presented net of unamortized debt issuance costs of $556,000 and $715,000 at September 30, 2023 and September 30, 2022, respectively, in the accompanying consolidated balance sheet.  The debt issuance costs are being amortized over five years, which represents the period from issuance to the first redemption date of March 30, 2027. During 2023, the Company repurchased $2.0 million of this subordinated note from an investor and recognized a pretax gain of $660,000 from the transaction.  The remaining principal due on this subordinated note was $29 million at September 30, 2023.

Repurchase provisions contained in certain participation agreements require the Company to account for certain loan sales as secured borrowings.  As of September 30, 2022, the Company had a balance of $38.0 million in secured borrowings, which are included in other borrowings on the consolidated balance sheets. The secured borrowings had a weighted average interest rate of 4.02% at September 30, 2022 and are secured by the underlying participation interests. There were no such secured borrowings as of September 30, 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(12)       DEFERRED COMPENSATION PLANS

The Company has a directors’ deferred compensation plan whereby a director, at his or her election on an annual basis, may defer all or a portion of the director fees into an account with the Company. The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%. The deferral period extends until separation from service by the director. The benefits under the plan are payable in a lump sum or in monthly installments over a period of up to ten years following the separation from service; however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death. The balance of the accrued benefit for the director plan was $1.6 million and $1.5 million at September 30, 2023 and 2022, respectively.

Deferred directors’ fees expense for the years ended September 30, 2023, 2022 and 2021 were as follows:

(In thousands)	2023	2022	2021
Deferred directors’ fee expense	$241	$202	$166

(13)       BENEFIT PLANS

Defined Contribution Plan:

The Company has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k).

Company contributions to the plan for the years ended September 30, 2023, 2022 and 2021 were as follows:

(In thousands)	2023	2022	2021
Company contributions to the plan	$1,216	$1,366	$1,633

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

There was no compensation expense recognized for the years ended September 30, 2023, 2022 and 2021.

The employer loan was fully repaid in December 2015 and all shares of Company stock were allocated to participant accounts as of September 30, 2016.  The ESOP trust held 293,695 and 306,202 shares of Company common stock allocated to participant accounts at September 30, 2023 and 2022, respectively. The aggregate fair value of shares allocated to ESOP participants was $4.3 million and $7.0 million at September 30, 2023 and 2022, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(14)       STOCK-BASED COMPENSATION PLANS

The Company maintains three equity incentive plans under which stock options and restricted stock have or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”) approved by the Company’s shareholders in February 2010, the 2016 Equity Incentive Plan (“2016 Plan”) approved by the Company’s shareholders in February 2016 and the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021.  The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan may not exceed 356,058 shares, consisting of 267,043 stock options and 89,015 shares of restricted stock. At September 30, 2023, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan.  At September 30, 2023, 4,560 shares of the Company’s common stock were available for issuance under the 2016 Plan, including 1,500 shares available for restricted stock and 3,060 shares available for stock options. At September 30, 2023, 93,058 shares of the Company’s common stock were available for issuance under the 2021 Plan, including 23,265 shares available for restricted stock and 69,793 shares available for stock options. In November 2022, the Company granted 66,000 stock options and 22,000 restricted shares to directors, officers and key employees which will vest over a one-year or five-year period. The Company generally issues new shares under the 2016 Plan and 2021 Plan from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

Stock based compensation expense related to stock options and restricted stock for the years ended September 30, 2023, 2022 and 2021 is as follows:

(In thousands)	2023	2022	2021
Stock option expense	$302	$296	$92
Restricted stock expense	396	391	184

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(14 – continued)

The fair value of options granted during the year ended September 30, 2023 was determined using the following assumptions:

Expected dividend yield	2.93%
Risk-free interest rate	3.94%
Expected volatility	27.7%
Expected life of options	6.8 years
Weighted average fair value at grant date	$5.71

The fair value of options granted during the year ended September 30, 2022 was determined using the following assumptions:

Expected dividend yield	2.32%
Risk-free interest rate	1.55%
Expected volatility	27.0%
Expected life of options	7.1 years
Weighted average fair value at grant date	$7.03

The fair value of options granted during the year ended September 30, 2021 was determined using the following assumptions:

Expected dividend yield	1.75%
Risk-free interest rate	2.13%
Expected volatility	14.6%
Expected life of options	7.5 years
Weighted average fair value at grant date	$6.13

A summary of stock option activity as of September 30, 2023, and changes during the year then ended is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at beginning of year	351,369	$20.57
Granted	66,000	22.49
Exercised	(1,200)	13.36
Forfeited or expired	(7,500)	26.72
Outstanding at end of year	408,669	$20.79	6.3	$174,000
Vested and expected to vest	408,669	$20.79	6.3	$174,000
Exercisable at end of year	224,010	$17.80	4.6	$174,000

The intrinsic value of stock options exercised during the years ended September 30, 2023, 2022 and 2021 was $5,000, $31,000 and $50,000, respectively. At September 30, 2023, there was $809,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of  3.42 years. Cash received from the exercise of stock options was $16,000 and $27,000 for the years ended September 30, 2023 and 2021, respectively. There was no cash received from the exercise of stock options for the year ended September 30, 2022. The tax benefit from the exercise of stock options was $1,000, $8,000 and $10,000 for the years ended September 30, 2023, 2022 and 2021, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(14 – continued)

Restricted Stock:

The vesting period of restricted stock granted under the plans is generally one or five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period.

A summary of the Company’s nonvested restricted shares activity as of September 30, 2023 and changes during the year then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2022	51,324	$26.07
Granted	22,000	22.49
Vested	(16,408)	25.68
Forfeited	(2,000)	26.72
Nonvested at September 30, 2023	54,916	$24.73

There were 16,408, 12,225 and 13,125 restricted shares vested during the years ended September 30, 2023, 2022 and 2021, respectively. The total fair value of restricted shares that vested during the years ended September 30, 2023, 2022 and 2021 was $369,000, $327,000 and $277,000, respectively. At September 30, 2023, there was $1.0 million of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 3.45 years.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(15)       INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns. The components of consolidated income tax expense were as follows for the years ended September 30, 2023, 2022 and 2021:

(In thousands)	2023	2022	2021

Current	$726	$256	$2,166
Valuation allowance	109	(78)	(34)
Deferred	(825)	1,745	7,865
Income tax expense	$10	$1,923	$9,997

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended September 30, 2023, 2022 and 2021 follows:

(In thousands)	2023	2022	2021

Provision at federal statutory rate	$1,718	$3,635	$8,308
State income tax-net of federal tax benefit	119	160	901
Tax-exempt interest income	(1,684)	(1,314)	(1,045)
Bank owned life insurance	(227)	(209)	(194)
Captive insurance net premiums	83	(375)	(303)
Increase (decrease) in federal deferred tax valuation allowance	109	(78)	(20)
Nondeductible officer compensation	—	—	2,238
Nondeductible expenses	179	99	—
Tax credits	(352)	—	—
Other	65	5	112
Income tax expense	$10	$1,923	$9,997

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(15 – continued)

Significant components of deferred tax assets and liabilities at September 30, 2023 and 2022 are as follows:

(In thousands)	2023	2022

Deferred tax assets:
Allowance for loan losses	$4,150	$3,719
Operating lease liability	1,068	1,100
Deferred compensation plans	386	354
Equity incentive plans	127	117
Other-than-temporary impairment loss on available for sale securities	15	17
Interest on nonaccrual loans	253	165
Loss on tax credit investments	244	1,638
Unrealized loss on securities available for sale	7,882	7,198
Net operating loss carryforwards	—	1,072
Tax credit carryforwards	2,407	—
Capital loss carryforwards	1,679	—
Mark to market adjustments	350	514
Accrued expenses	1,025	96
Other	952	1,100
Gross deferred tax assets	20,538	17,090
Valuation allowance	(1,679)	(1,570)
Net deferred tax assets	18,859	15,520

Deferred tax liabilities:
Accumulated depreciation	(2,269)	(2,099)
Operating lease right of use asset	(1,027)	(1,069)
Installment sale	(349)	(349)
Acquisition purchase accounting adjustments	(1,173)	(1,284)
Mortgage servicing rights	(14,775)	(15,498)
FHLB stock dividends	(72)	(71)
Prepaid expenses	(419)	(893)
Deferred loan fees and costs, net	(215)	(136)
Other	(274)	(101)
Deferred tax liabilities	(20,573)	(21,500)

Net deferred tax liability	$(1,714)	$(5,980)

Tax laws enacted in 2013 and 2014 decrease the Indiana financial institutions tax rate beginning in 2014 and ending in 2023. Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(15 – continued)

At September 30, 2022, the Company had a federal net operating loss carryforward of approximately $4.4 million which was fully utilized in 2023.  The Company also had various apportioned state operating loss carryforwards as of September 30, 2022 that were fully utilized in 2023. The Company has tax credit carryforwards of $2.4 million, which includes federal tax credit carryforwards of $2.3 million and state tax credits carryforwards of $60,000. The federal and state tax credits may be carried forward 20 and 10 years, respectively.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at September 30, 2023, except for a valuation allowance of $1.7 million on the net deferred tax asset related to capital losses generated. In assessing the need for a valuation allowance for the deferred tax assets for the capital loss carryforward, the Company considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets related to these carryforwards. The Company may not be able to generate capital gains in the future to be able to utilize the capital losses. Therefore, the Company’s assessment of the deferred tax asset warrants the need for a valuation allowance.

At September 30, 2023 and 2022, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal and Indiana state income tax returns and the Bank files returns in additional states due to various nexus creating activities in these jurisdictions. Returns filed in these jurisdictions for tax years ending on or after September 30, 2019 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank at September 30, 2023 and 2022 include approximately $4.6 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of September 30, 1988 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on these amounts was approximately $957,000 at September 30, 2023 and 2022.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

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

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheets and was $4.2 million and $4.4 million at September 30, 2023 and 2022,respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received.  The Company recorded a lease liability in other liabilities on the consolidated balance sheets, which had a balance of $4.4 million and $4.6 million at September 30, 2023 and 2022, respectively.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.  Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more.  The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property.  If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.  The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants.  At September 30, 2023, the Company had not entered into any leases that had yet to commence that conveyed the right to control the use of the property to the Company.

Lease expense for the years ended September 30, 2023, 2022 and 2021 was $825,000, $1.1 million and $2.0 million, respectively.  The components of lease expense for the years ended September 30, 2023, 2022 and 2021 were as follows:

(In thousands)	2023	2022	2021

Operating lease cost	$552	$621	$1,204
Short-term lease cost	273	501	836
	$825	$1,122	$2,040

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(16 – continued)

Future minimum commitments due under these lease agreements as of September 30, 2023 are as follows, including renewal options that are reasonably certain to be exercised:

Years ending September 30:	(In thousands)
2024	$347
2025	291
2026	249
2027	211
2028	212
Thereafter	4,779
Total lease payments	6,089
Less imputed interest	(1,734)
Total	$4,355

The lease term and discount rate at September 30, 2023 and 2022 were as follows:

	2023	2022
Weighted-average remaining lease term (years)	23.0	23.7
Weighted-average discount rate	2.97%	2.89%

Supplemental cash flow information for the years ended September 30, 2023, 2022 and 2021 related to leases was as follows:

(In thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$512	$607	$1,253
ROU assets obtained in exchange for lease obligations:
Operating leases	$188	$275	$2,038

Lessor

The Company leases commercial office space to tenants under noncancelable operating leases with terms of five to eleven years. The following is a schedule by years of future minimum lease payments with initial or remaining terms in excess of one year as of September 30, 2023:

Years ending September 30:	(In thousands)
2024	$469
2025	354
2026	8
2027	8
2028	5
2029 and thereafter	—
Total	$844

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. Commitments under outstanding standby letters of credit totaled $1.9 million and $8.2 million at September 30, 2023 and 2022, respectively.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(17 – continued)

The Company has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2023 or 2022.

The following is a summary of the commitments to extend credit at September 30, 2023 and 2022. Interest rate lock commitments that meet the definition of a derivative are excluded from these totals.

(In thousands)	2023	2022
Loan commitments:
Fixed rate	$15,220	$53,692
Adjustable rate	54,157	71,167

Guarantees of third-party revolving credit	290	286
Undisbursed portion of home equity lines of credit	147,398	105,208
Undisbursed portion of commercial and personal lines of credit	64,330	52,146
Undisbursed portion of construction loans in process	72,859	45,265
Total commitments to extend credit	$354,254	$327,764

In connection with the sale of residential mortgage loans to third party investors, the Company makes usual and customary representations and warranties as to the propriety of its origination activities.  In certain circumstances, the investors require the Company to repurchase loans sold to them under the terms of the warranties.  When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve.  At September 30, 2023 and 2022, the Company had established a reserve for loan repurchases or indemnifications of $676,000 and $435,000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.  Provisions for loan repurchases or indemnifications totaling $704,000,  $672,000 and $595,000 were made for the years ended September 30, 2023, 2022 and 2021, respectively, and are included in mortgage banking income in the accompanying consolidated statements of income.

The Bank received notice of a class action lawsuit on March 23, 2021 regarding its policy and practice of assessing customer fees related to items presented on accounts with insufficient funds (NSF items). The Company has reached a verbal settlement agreement with the claimant, and the Company has accrued a loss contingency for this pending litigation at September 30, 2023, the amount of which had an immaterial effect on the consolidated financial statements.

The Bank is in discussions with the Federal Reserve Board regarding an alleged violation of law or regulation occurring during 2019. These discussions with the Federal Reserve Board regarding the allegation began in March 2023.  The Bank is cooperating with the Federal Reserve Board and continues to review this matter internally and with external legal counsel.  The foregoing could result in enforcement action against the Bank including civil money penalties and remedial measures. The Company has accrued a loss contingency for this pending litigation at September 30, 2023, the amount of which had an immaterial effect on the consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

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

SEPTEMBER 30, 2023, 2022 AND 2021

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

The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. At September 30, 2023 and 2022, the Company had cash collateral posted with certain derivative counterparties against its derivative obligations of $1.5 million and $2.4 million, respectively. Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

The table below provides information on the Company’s derivative financial instruments as of September 30, 2023 and 2022.

September 30, 2023:	Notional	Asset	Liability
(In thousands)	Amount	Derivatives	Derivatives
Interest rate lock commitments	$67,040	$452	$184
Forward mortgage loan sale contracts	66,000	471	12

	$133,040	$923	$196

September 30, 2022:	Notional	Asset	Liability
(In thousands)	Amount	Derivatives	Derivatives
Interest rate lock commitments	$48,952	$158	$396
Forward mortgage loan sale contracts	60,000	872	31
	$108,952	$1,030	$427

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the years ended September 30, 2023, 2022 and 2021, is as follows:

(In thousands)	2023	2022	2021

Interest rate lock commitments	$505	$(1,805)	$(13,370)
Forward mortgage loan sale contracts	1,353	20,398	4,140

	$1,858	$18,593	$(9,230)

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

SEPTEMBER 30, 2023, 2022 AND 2021

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

The table below presents the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2023.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2023:
Assets Measured – Recurring Basis
Securities available for sale:
U.S. Treasury notes	$25,949	$—	$—	$25,949
Agency mortgage-backed	—	24,268	—	24,268
Agency CMO	—	12,742	—	12,742
Privately-issued CMO	—	46	350	396
Privately-issued ABS	—	364	79	443
SBA certificates	—	10,714	31	10,745
Municipal bonds	—	151,484	—	151,484
Subordinated debt	—	1,712	—	1,712
Total securities available for sale	$25,949	$201,330	$460	$227,739
Residential mortgage loans held for sale – fair value option elected	$—	$24,692	$—	$24,692
Derivative assets (included in other assets)	$—	$471	$452	$923
Equity securities (included in other assets)	$160	$—	$—	$160
Residential mortgage servicing rights	$—	$—	$59,768	$59,768

Liabilities Measured – Recurring Basis
Derivative liabilities (included in other liabilities)	$—	$12	$184	$196

Assets Measured – Nonrecurring Basis
Collateral dependent loans:
Residential real estate	$—	$—	$306	$306
Commercial business	—	—	965	965
SBA commercial business	—	—	237	237
Total collateral dependent loans	$—	$—	$1,508	$1,508
SBA loan servicing rights	$—	$—	$2,950	$2,950

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

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

SEPTEMBER 30, 2023, 2022 AND 2021

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

SBA and Single Tenant Net Lease Loans Held for Sale. SBA and single tenant net lease loans held for sale are carried at the lower of cost or market value. The fair value of SBA loans held for sale is obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and is classified as Level 2 in the fair value hierarchy. The fair value of single tenant net lease loans held for sale is estimated to approximate carrying value and is classified as Level 3 in the fair value hierarchy. At September 30, 2023 and 2022, the Company did not have any SBA or single tenant net lease loans measured at fair value on a nonrecurring basis.

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

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2023, 2022 and 2021:

(In thousands)	2023	2022	2021

Beginning balance	$(238)	$1,567	$14,937
Unrealized gains (losses) recognized in earnings, net of settlements	506	(1,805)	(13,370)

Ending balance	$268	$(238)	$1,567

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(19 – continued)

The realized and unrealized gains (losses) recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. Gains recognized in earnings for the years ended September 30, 2023 and 2021 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $268,000 and $1.6 million, respectively. Losses recognized in earnings for the year ended September 30, 2022 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $238,000.

The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of September 30, 2023 and 2022.

		2023 Range	2022 Range
	Significant	of Inputs	of Inputs
	Unobservable	(Weighted	(Weighted
Financial Instrument	Inputs	Average)	Average)

Interest rate lock commitments	Pull-through rate	54% - 95% (81%)	50% - 100% (78%)
	Direct costs to close	0.00%-5.00% (0.62%)	0.00% - 4.00% (0.70%)

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

The table below presents a reconciliation of residential MSRs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2023, 2022 and 2021:

(In thousands)	2023	2022	2021
Beginning balance	$63,263	$49,579	$21,703
Issuances (loans sold with servicing retained)	2,354	11,161	36,679
Net settlements	(4,237)	(7,539)	(9,555)
Unrealized gains (losses) included in earnings	(1,612)	10,062	752

Ending balance	$59,768	$63,263	$49,579

Changes in the fair value of residential MSRs are included in mortgage banking income in the accompanying consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(19 – continued)

Collateral Dependent Loans. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. In accordance with accounting standards, only collateral dependent loans for which an allowance for loan losses has been established or a partial charge-off recorded require classification in the fair value hierarchy. The fair value of collateral dependent loans is classified as Level 3 in the fair value hierarchy.

Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.  At September 30, 2023 and 2022, the significant unobservable inputs used in the fair value measurement of collateral dependent loans were as follows:

	Significant	2023	2022
	Unobservable	Range of Inputs	Range of Inputs
Financial Instrument	Inputs	(Weighted Average)	(Weighted Average)
Collateral dependent loans	Discount from appraised value	10.0% - 50.0% (14.22%)	0.0% - 80.0% (16.37%)
	Estimated costs to sell	6.0% - 6.0% (6.0%)	0.0% - 10.0% (5.93%)

Provisions for loan losses recognized for impaired loans for the years ended September 30, 2023, 2022 and 2021 is as follows:

(In thousands)	2023	2022	2021
Provision for loan losses recognized	$256	$2,421	$381

SBA and Nonresidential Mortgage Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At September 30, 2023 and 2022, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value were as follows:

	Significant	2023	2022
	Unobservable	Range of Inputs	Range of Inputs
Financial Instrument	Inputs	(Weighted Average)	(Weighted Average)
SBA loan servicing rights	Discount rate	10.25% - 25.00% (13.79%)	6.90% - 25.00% (12.71%)
	Prepayment speed	8.60% - 32.85% (16.91%)	7.08% - 29.26% (15.27%)

Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount.

(19 – continued)

Impairment charges to write down SBA loan servicing rights to fair value for the years ended September 30, 2023, 2022 and 2021 is as follows:

(In thousands)	2023	2022	2021
Charges to write down SBA loan servicing rights	$882	$216	$66

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

Nonresidential mortgage loan servicing rights represent the value associated with servicing single tenant net lease loans that have been sold. The fair value of nonresidential mortgage loan servicing rights is determined by management on a quarterly basis using a discounted cash flow model, and is classified as Level 3 in the fair value hierarchy.  At September 30, 2023 and 2022, the Company did not have any nonresidential mortgage loan servicing rights measured at fair value on a nonrecurring basis.  The Company did not recognize any impairment charges on nonresidential mortgage loan servicing rights for the years ended September 30, 2023, 2022 and 2021.

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

At September 30, 2023 and 2022, the Company did not have any other real estate owned measured at fair value on a nonrecurring basis.

There were no charges to write down other real estate owned to fair value for the years ended September 30, 2023, 2022 and 2021.

Transfers between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended September 30, 2023 and 2022. There were no transfers into or out of Level 3 financial assets or liabilities for the years ended September 30, 2023 and 2022. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2023 and 2022.

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition of an eligible financial asset or financial liability, and may not be revoked once made.

(19 – continued)

The Company has elected the fair value option for its residential mortgage loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of September 30, 2023 or 2022.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of September 30, 2023 and 2022.

		Aggregate
September 30, 2023:	Aggregate	Principal
(In thousands)	Fair Value	Balance	Difference
Residential mortgage loans held for sale	$24,692	$24,382	$309

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

		Aggregate
September 30, 2022:	Aggregate	Principal
(In thousands)	Fair Value	Balance	Difference
Residential mortgage loans held for sale	$38,579	$38,517	$62

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the years ended September 30, 2023, 2022 and 2021:

(In thousands)	2023	2022	2021

Gains (losses) – included in mortgage banking income	$482	$(385)	$2,017
Interest income	2,256	3,989	5,695

	$2,738	$3,604	$7,712

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(19 – continued)

Fair Value of Financial Instruments

The following tables summarize the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and 2022.

	Carrying	Fair Value Measurements Using:
(In thousands)	Amount	Level 1	Level 2	Level 3

September 30, 2023:
Financial assets:
Cash and due from banks	$18,014	$18,014	$—	$—
Interest-bearing deposits with banks	12,831	12,831	—	—
Interest-bearing time deposits	490	—	490	—
Securities available for sale	227,739	—	227,739	—
Securities held to maturity	1,300	—	38	1,265
Residential mortgage loans held for sale	24,692	—	24,692	—
SBA loans held for sale	21,163	—	22,591	—
Loans, net	1,770,243	—	—	1,651,115
FRB and FHLB stock	24,939	N/A	N/A	N/A
Accrued interest receivable	10,161	—	10,161	—
SBA loan servicing rights	2,950	—	—	2,950
Residential mortgage loan servicing rights	59,768	—	—	59,768
Nonresidential mortgage loan servicing rights	101	—	—	101
Derivative assets (included in other assets)	923	—	471	452
Equity securities (included in other assets)	160	160	—	—

Financial liabilities:
Noninterest-bearing deposits	242,237	242,237	—	—
Interest-bearing deposits	1,439,557	—	—	1,435,083
Borrowings from FHLB	363,183	—	356,257	—
Subordinated notes	48,444	—	46,940	—
Accrued interest payable	8,926	—	8,926	—
Advance payments by borrowers for taxes and insurance	1,027	—	1,027	—
Derivative liabilities (included in other liabilities)	196	—	12	184

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(19 – continued)

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

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits, accrued interest receivable and payable, advance payments by borrowers for taxes and insurance, demand deposits and other transaction accounts.  The fair value of loans (excluding loans held for sale), fixed-maturity certificates of deposit, and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument.  It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability.  The methods and assumptions used to estimate the fair value of investment securities, loans held for sale, loan servicing rights, and derivative assets and liabilities are discussed previously in Note 18.  The methods utilized to measure the fair value of financial instruments at September 30, 2023 and 2022 represent an approximation of exit price, but an actual exit price may differ.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements having been phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was 2.50% for 2023 and 2022.  The Bank met all capital adequacy requirements to which it was subject as of September 30, 2023 and 2022.

As of September 30, 2023, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

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

					Minimum To Be Well
			Minimum		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2023

Total capital (to risk-weighted assets):
Consolidated	$230,735	11.47%	$160,965	8.00%	N/A	N/A
Bank	226,461	11.27	160,822	8.00	$201,027	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$165,391	8.22%	$120,724	6.00%	N/A	N/A
Bank	209,561	10.42	120,616	6.00	$160,822	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$165,391	8.22%	$90,543	4.50%	N/A	N/A
Bank	209,561	10.42	90,462	4.50	$130,668	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$165,391	7.24%	$91,375	4.00%	N/A	N/A
Bank	209,561	9.17	91,406	4.00	$114,257	5.00%

As of September 30, 2022:

Total capital (to risk-weighted assets):
Consolidated	$224,895	12.33%	$145,973	8.00%	N/A	N/A
Bank	208,280	11.44	145,713	8.00	$182,141	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$159,318	8.73%	$109,480	6.00%	N/A	N/A
Bank	192,920	10.59	109,285	6.00	$145,713	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,318	8.73%	$82,110	4.50%	N/A	N/A
Bank	192,920	10.59	81,963	4.50	$118,392	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$159,318	7.96%	$80,031	4.00%	N/A	N/A
Bank	192,920	9.58	80,555	4.00	$100,693	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

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

SEPTEMBER 30, 2023, 2022 AND 2021

(21)       SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended September 30, 2023, 2022 and 2021.

	Years Ended September 30,
(In thousands, except share and per share data)	2023	2022	2021
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$8,172	$15,386	$29,567
Shares:
Weighted average common shares outstanding, basic	6,848,311	7,058,550	7,107,786

Net income per common share, basic	$1.19	$2.18	$4.16

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$8,172	$15,386	$29,567
Shares:
Weighted average common shares outstanding, basic	6,848,311	7,058,550	7,107,786
Add: Dilutive effect of outstanding options	31,761	71,240	56,176
Add: Dilutive effect of restricted stock	—	12,056	9,771
Weighted average common shares outstanding, as adjusted	6,880,072	7,141,846	7,173,733

Net income per common share, diluted	$1.19	$2.15	$4.12

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the years ended September 30, 2023, 2022 and 2021. Stock options for 280,989, 137,250 and 49,974 shares of common stock were excluded from the calculation of diluted net income per common share for the years ended September 30, 2023, 2022 and 2021, respectively, because their effect was antidilutive.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(22)       PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets

	As of September 30,
(In thousands)	2023	2022

Assets:
Cash and due from banks	$7,425	$16,940
Other assets	1,489	1,165
Investment in subsidiaries	190,946	184,315
	$199,860	$202,420

Liabilities and Equity:
Subordinated notes	$48,444	$50,217
Accrued expenses	435	638
Stockholders’ equity	150,981	151,565
	$199,860	$202,420

Statements of Income

	Years Ended September 30,
(In thousands)	2023	2022	2021

Dividend income from subsidiaries	$1,335	$1,300	$5,175
Interest expense	(2,794)	(2,111)	(1,274)
Other operating income	660	—	—
Other operating expenses	(1,525)	(1,475)	(1,076)

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(2,324)	(2,286)	2,825

Income tax benefit	772	795	504

Income (loss) before equity in undistributed net income of subsidiaries	(1,552)	(1,491)	3,329

Equity in undistributed net income of subsidiaries	9,724	16,877	26,238

Net income	$8,172	$15,386	$29,567

Comprehensive income (loss)	$5,664	$(20,593)	$27,258

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(22 – continued)

Statements of Cash Flows

	Years Ended September 30,
(In thousands)	2023	2022	2021

Operating Activities:
Net income	$8,172	$15,386	$29,567
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(9,724)	(16,877)	(26,238)
Amortization of subordinated debt issuance costs	227	—	—
Stock compensation expense	698	688	277
Gain from repurchase of subordinated debt	(660)	—	—
Net change in other assets and liabilities	(456)	(93)	201
Net cash provided by (used in) operating activities	(1,743)	(896)	3,807

Investing Activities:
Investment in bank subsidiary	—	(10,000)	—
Net cash used in investing activities	—	(10,000)	—

Financing Activities:
Repurchase of subordinated debt	(1,340)	—	—
Net proceeds from subordinated debt	—	30,258	—
Exercise of stock options	16	—	27
Tax paid on stock award shares for employees	(30)	(48)	(41)
Purchase of treasury stock	(2,625)	(4,745)	—
Dividends paid	(3,793)	(4,499)	(1,685)
Net cash provided by (used in) financing activities	(7,772)	20,966	(1,699)

Net increase (decrease) in cash and due from banks	(9,515)	10,070	2,108
Cash and due from banks at beginning of year	16,940	6,870	4,762

Cash and due from banks at end of year	$7,425	$16,940	$6,870

(23)       CONCENTRATION OF CREDIT RISK

At September 30, 2023 and 2022, the Company had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $9.4 million and $13.4 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(24)       SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
September 30, 2023:
Interest income	$23,483	$24,811	$26,798	$28,137
Interest expense	7,222	9,899	11,933	12,601
Net interest income	16,261	14,912	14,865	15,536
Provision for loan losses	984	372	441	815
Net interest income after provision for loan losses	15,277	14,540	14,424	14,721
Noninterest income	5,188	7,516	7,196	5,442
Noninterest expenses	17,511	17,999	18,965	21,647
Income (loss) before income taxes	2,954	4,057	2,655	(1,484)
Income tax expense (benefit)	83	333	331	(737)
Net income (loss)	$2,871	$3,724	$2,324	$(747)

Net income (loss) per common share, basic	$0.42	$0.54	$0.34	$(0.11)

Net income (loss) per common share, diluted	$0.42	$0.54	$0.34	$(0.11)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(24 – continued)

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

SEPTEMBER 30, 2023, 2022 AND 2021

(25)       SEGMENT REPORTING

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

	Core	SBA	Mortgage	Consolidated
(In thousands)	Banking	Lending	Banking	Total
Year Ended September 30, 2023:
Net interest income	$56,214	$4,176	$1,184	$61,574
Provision (credit) for loan losses	3,270	(658)	—	2,612
Net interest income after provision	52,944	4,834	1,184	58,962
Net gains on sales of loans, SBA	—	2,717	—	2,717
Mortgage banking income	88	—	14,243	14,331
Noninterest income	7,762	3,337	14,243	25,342
Noninterest expense	45,017	9,600	21,505	76,122
Income (loss) before taxes	15,689	(1,429)	(6,078)	8,182
Income tax expense (benefit)	1,911	(381)	(1,520)	10
Segment profit (loss)	13,778	(1,048)	(4,558)	8,172
Noncash items:
Depreciation and amortization	2,439	20	90	2,549
Segment assets at September 30, 2023	2,110,311	89,724	88,819	2,288,854

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(25 – continued)

	Core	SBA	Mortgage	Consolidated
(In thousands)	Banking	Lending	Banking	Totals
Year Ended September 30, 2022:
Net interest income	$52,184	$6,108	$2,360	$60,652
Provision for loan losses	1,295	613	—	1,908
Net interest income after provision	50,889	5,495	2,360	58,744
Net gains on sales of loans, SBA	—	3,698	—	3,698
Mortgage banking income	(2)	—	38,339	38,337
Noninterest income	8,292	4,623	38,312	51,227
Noninterest expense	39,979	8,721	43,962	92,662
Income (loss) before taxes	19,202	1,397	(3,290)	17,309
Income tax expense (benefit)	2,133	408	(618)	1,923
Segment profit (loss)	17,069	989	(2,672)	15,386
Noncash items:
Depreciation and amortization	2,256	30	162	2,448
Segment assets at September 30, 2022	1,880,813	105,342	107,570	2,093,725

	Core	SBA	Mortgage	Consolidated
(In thousands)	Banking	Lending	Banking	Total

Year Ended September 30, 2021:
Net interest income	$44,893	$10,339	$1,940	$57,172
Provision (credit) for loan losses	(1,782)	15	—	(1,767)
Net interest income after provision	46,675	10,324	1,940	58,939
Net gains on sales of loans, SBA	—	8,740	—	8,740
Mortgage banking income	4	—	104,500	104,504
Noninterest income	6,331	9,661	104,444	120,436
Noninterest expense	35,267	9,374	94,768	139,409
Income before taxes	17,739	10,611	11,616	39,966
Income tax expense	2,438	2,512	5,047	9,997
Segment profit	15,301	8,099	6,569	29,969
Noncash items:
Depreciation and amortization	2,021	42	237	2,300
Segment assets at September 30, 2021	1,320,773	168,342	232,279	1,721,394

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023, 2022 AND 2021

(26)       REVENUE FROM CONTRACTS WITH CUSTOMERS

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the years ended September 30, 2023, 2022 and 2021:

	Years Ended
	September 30,
	2023	2022	2021

	(In thousands)
In Scope for ASC 606
Service charges on deposit accounts	$2,017	$1,864	$1,468
ATM and interchange fees	2,756	2,753	2,399
Investment advisory income	746	717	589
Other	111	110	103
Revenue from contracts with customers	5,630	5,444	4,559

Out of Scope for ASC 606
Gain (loss) on sale of securities	(551)	476	—
Gain on sale of SBA loans	2,717	3,698	8,740
Gain on sale of single tenant net lease loans	—	719	—
Mortgage banking income	14,331	38,337	104,504
Increase in cash value of life insurance	1,081	993	785
Real estate lease income	469	571	592
Other	1,665	989	1,256
Other noninterest income	19,712	45,783	115,877

Total noninterest income	$25,342	$51,227	$120,436

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

SEPTEMBER 30, 2023, 2022 AND 2021

(26 – continued)

Other Income:  Other income from contracts with customers includes check cashing and cashier’s check fees, safe deposit box fees and cash advance fees.  This revenue is recognized at the time the transaction is executed or over the period the Company satisfies the performance obligation.

(27)       MORTGAGE BANKING INCOME

The components of mortgage banking income for the years ended September 30, 2023, 2022 and 2021 were as follows:

	Years Ended September 30,
	2023	2022	2021
(In thousands)

Origination and sale of mortgage loans (1)	$6,300	$(674)	$83,874
Mortgage brokerage income	369	762	1,500
Net change in fair value of loans held for sale and interest rate lock commitments	987	(4,206)	(18,856)
Realized and unrealized hedging gains (losses)	1,353	20,398	4,140
Capitalized residential mortgage loan servicing rights	2,354	11,161	36,679
Net change in fair value of residential mortgage loan servicing rights	(5,849)	2,523	(8,803)
Net loan servicing income	9,521	9,045	6,565
Provisions for loan repurchases and indemnifications	(704)	(672)	(595)
Total mortgage banking income	$14,331	$38,337	$104,504

(1)  Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.

(28)       SUBSEQUENT EVENT

Subsequent to September 30, 2023, the Company sold its residential mortgage servicing rights to a third-party.  The transaction closed on November 30, 2023.  The Company adjusted the value based on the contract sales price as of September 30, 2023.

As was announced by the Company by Form 8-K filed with the Securities and Exchange Commission on October 4, 2023, the Board of Directors of First Savings Bank committed to exiting the Bank’s residential mortgage banking operations during the first fiscal quarter ending December 31, 2023. The Bank will continue to originate 1-4 family residential mortgage loans from its retail banking centers located in its local market and First Lien HELOCs from its loan production office located in Franklin, Tennessee.