Form 10-Q
period 2023-12-31
First Savings Financial Group, Inc.
filed 2024-02-09
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of February 2, 2024 was 6,883,160.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
(In thousands, except share and per share data)	2023	2023
ASSETS
Cash and due from banks	$17,522	$18,014
Interest-bearing deposits with banks	15,844	12,831
Total cash and cash equivalents	33,366	30,845

Interest-bearing time deposits	490	490
Debt securities available for sale, at fair value	245,538	227,739
Debt securities held to maturity	1,263	1,300

Loans held for sale, residential mortgage, at fair value	4,056	24,692
Loans held for sale, Small Business Administration	18,810	21,163
Loans, net of allowance for credit losses of $18,789 at December 31, 2023 and $16,900 at September 30, 2023 *	1,841,953	1,770,243
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	24,987	24,939
Premises and equipment, net	27,712	27,861
Other real estate owned, held for sale	647	677
Accrued interest receivable:
Loans	8,676	7,809
Securities	2,665	2,352
Cash surrender value of life insurance	46,556	46,226
Goodwill	9,848	9,848
Core deposit intangibles	520	561
Residential mortgage loan servicing rights, at fair value	709	59,768
Nonresidential mortgage loan servicing rights	95	101
SBA loan servicing rights	2,907	2,950
Other assets	37,294	29,290

Total Assets	$2,308,092	$2,288,854

LIABILITIES
Deposits:
Noninterest-bearing	$202,769	$242,237
Interest-bearing	1,481,077	1,439,557
Total deposits	1,683,846	1,681,794

Federal Home Loan Bank borrowings	356,699	363,183
Other borrowings	48,484	48,444
Accrued interest payable	10,405	8,926
Advance payments by borrowers for taxes and insurance	512	1,027
Reserve for unfunded lending commitments	1,882	—
Accrued expenses and other liabilities	41,741	34,499
Total Liabilities	2,143,569	2,137,873

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share;authorized 20,000,000 shares; issued 7,797,146 shares at December 31, 2023 (7,778,471 at September 30, 2023); outstanding 6,883,160 shares at December 31, 2023 (6,867,121 shares at September 30, 2023)	78	78
Additional paid-in capital	27,319	26,986
Retained earnings - substantially restricted	163,753	166,306
Accumulated other comprehensive loss	(13,606)	(29,587)
Unearned stock compensation	(1,194)	(1,015)
Less treasury stock, at cost - 861,350 shares (786,640 shares at September 30, 2022)	(11,827)	(11,787)
Total Stockholders’ Equity	164,523	150,981

Total Liabilities and Stockholders’ Equity	$2,308,092	$2,288,854

* Effective October 1, 2023, ASU 2016-13 was adopted; therefore Current Expected Credit Loss (CECL) methodology was used at December 31, 2023. Previous incurred loss methodology was used at September 30, 2023.

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2023	2022

INTEREST INCOME
Loans, including fees	$26,057	$20,185
Securities:
Taxable	942	955
Tax-exempt	1,333	1,979
Dividend income	74	220
Interest-bearing deposits with banks	249	144
Total interest income	28,655	23,483

INTEREST EXPENSE
Deposits	9,989	4,158
Federal Home Loan Bank borrowings	3,769	1,919
Other borrowings	784	1,145
Total interest expense	14,542	7,222

Net interest income	14,113	16,261
Provision for credit losses	412	984

Net interest income after provision for credit losses	13,701	15,277

NONINTEREST INCOME
Service charges on deposit accounts	473	558
ATM and interchange fees	449	739
Net unrealized gain on equity securities	38	14
Other than temporary impairment loss on securities	—	(28)
Net gain on sales of loans, Small Business Administration	834	775
Mortgage banking income	89	2,496
Increase in cash surrender value of life insurance	329	225
Commission income	222	128
Real estate lease income	115	117
Other income	233	164
Total noninterest income	2,782	5,188

NONINTEREST EXPENSE
Compensation and benefits	9,663	10,685
Occupancy and equipment	2,041	1,860
Data processing	793	777
Advertising	318	418
Professional fees	1,079	793
FDIC insurance premiums	486	308
Net loss on other real estate owned	6	—
Other operating expenses	1,653	2,670
Total noninterest expense	16,039	17,511
Net income before income taxes	444	2,954
Income tax expense (benefit)	(476)	83
Net Income	$920	$2,871

Net income per share:
Basic	$0.13	$0.42
Diluted	$0.13	$0.41

Weighted average shares outstanding:
Basic	6,823,948	6,915,909
Diluted	6,839,704	6,972,055

Dividends per share	$0.14	$0.13

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2023	2022

Net Income	$920	$2,871

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	20,231	10,199
Income tax expense	(4,250)	(2,142)
Net of tax amount	15,981	8,057

Less: reclassification adjustment for other-than-temporary impairment loss on securities included in net income	—	28
Income tax benefit	—	(6)
Net of tax amount	—	22

Other Comprehensive Income	15,981	8,079

Comprehensive Income	$16,901	$10,950

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned
	Common	Additional	Retained	Comprehensive	Stock	Treasury
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balances at October 1, 2022	$78	$26,770	$161,927	$(27,079)	$(969)	$(9,162)	$151,565

Net income	—	—	2,871	—	—	—	2,871

Other comprehensive income	—	—	—	8,079	—	—	8,079

Common stock dividends - $0.13 per share	—	—	(908)	—	—	—	(908)

Restricted stock grants - 22,000 shares	—	495	—	—	(495)	—	—

Stock compensation expense	—	82	—	—	103	—	185

Purchase of 74,710 treasury shares	—	—	—	—	—	(1,648)	(1,648)

Balances at December 31, 2022	$78	$27,347	$163,890	$(19,000)	$(1,361)	$(10,810)	$160,144

Balances at October 1, 2023	$78	$26,986	$166,306	$(29,587)	$(1,015)	$(11,787)	$150,981

Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	(2,510)	—	—	—	(2,510)

Balances at October 1, 2023, adjusted	78	26,986	163,796	(29,587)	(1,015)	(11,787)	148,471

Net income	—	—	920	—	—	—	920

Distribution to Q2 minority interest	—	(18)	—	—	—	—	(18)

Other comprehensive income	—	—	—	15,981	—	—	15,981

Common stock dividends - $0.14 per share	—	—	(963)	—	—	—	(963)

Restricted stock grants - 19,475 shares	—	294	—	—	(294)	—	—

Restricted stock forfeitures - 800 shares	—	(18)	—	—	18	—	—

Stock compensation expense	—	75	—	—	97	—	172

Purchase of 2,636 treasury shares	—	—	—	—	—	(40)	(40)

Balances at December 31, 2023	$78	$27,319	$163,753	$(13,606)	$(1,194)	$(11,827)	$164,523

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$920	$2,871
Adjustments to reconcile net income to net cash provided by (used in )
operating activities:
Provision for loan losses	412	984
Depreciation and amortization	608	633
Amortization of premiums and accretion of discounts on securities, net	72	184
Amortization and accretion of fair value adjustments on loans, net	(379)	(374)
Loans originated for sale, residential mortgage	(61,769)	(77,605)
Loans originated for sale, Small Business Administration	(11,392)	(12,785)
Proceeds on sales of loans, residential mortgage	81,999	95,462
Proceeds on sales of loans, Small Business Administration	14,669	11,875
Net realized loss on sale of residential mortgage loans	1,675	158
Net realized gain on sale of SBA loans	(931)	(577)
Capitalization of loan servicing rights	(766)	(340)
Proceeds from sale of residential mortgage loan servicing rights	58,518	—
Loss on sale of residential mortgage loan servicing rights	247	—
Net change in value of residential loan servicing rights	803	1,240
Net change in value of SBA and nonresidential mortgage loan servicing rights	306	696
Net realized and unrealized gain on other real estate owned	(5)	—
Other than temporary impairment loss on securities	—	28
Increase in cash surrender value of life insurance	(330)	(225)
Net gain on equity securities	(38)	(14)
Deferred income taxes	(15,692)	(1,532)
Stock compensation expense	172	185
Increase in accrued interest receivable	(1,180)	(2,104)
Increase in accrued interest payable	1,479	682
Change in other assets	7,799	2,440
Change in other liabilities	5,741	(5,123)
Net Cash Provided by Operating Activities	82,938	16,759

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	—	(490)
Proceeds from maturities of interest-bearing time deposits	—	245
Purchase of securities available for sale	—	(6,073)
Principal collected and proceeds from maturities of securities available for sale	2,360	3,448
Principal collected and proceeds from maturities of securities held to maturity	37	35
Net increase in loans	(73,583)	(109,441)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	—	15
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(48)	(1,575)
Proceeds from sale of other real estate	35	—
Purchase of premises and equipment	(378)	(719)
Investment in partnership interests	(2,872)	(2,035)
Distributions to Q2 minority interests	(18)	—
Net Cash Used In Investing Activities	(74,467)	(116,590)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,052	22,007
Net increase (decrease) in Federal Home Loan Bank line of credit	(6,484)	5,340
Proceeds from Federal Home Loan Bank advances	950,000	1,570,000
Repayment of Federal Home Loan Bank advances	(950,000)	(1,505,000)
Net increase in other borrowings	—	7,195
Net decrease in advance payments by borrowers for taxes and insurance	(515)	(512)
Taxes paid on stock award shares for employees	—	(30)
Purchase of treasury shares	(40)	(1,648)
Dividends paid on common stock	(963)	(908)
Net Cash Provided By (Used In) Financing Activities	(5,950)	96,444

Net Increase (Decrease) in Cash and Cash Equivalents	2,521	(3,387)

Cash and cash equivalents at beginning of period	30,845	41,665

Cash and Cash Equivalents at End of Period	$33,366	$38,278

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	13,064	6,540
Income taxes (net of refunds received)	—	(117)

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

First Savings Insurance Risk Management, Inc. (the “Captive”), which was a wholly-owned insurance subsidiary of the Company, was a Nevada corporation that provided property and casualty insurance to the Company, the Bank and the Bank’s active subsidiaries. In addition, the Captive provided reinsurance to 11 other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.Effective September 30, 2023, the Captive was dissolved and is no longer in existence.

During the three-month period ended December 31, 2023, the Bank ceased its national originate-to-sell mortgage banking operation. The Bank will continue to originate residential mortgage loans in its local southern Indiana markets and first-lien home equity lines of credit from its loan production office in Franklin, Tennessee.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of December 31, 2023, the results of operations for the three-month periods ended December 31, 2023 and 2022, and the cash flows for the three-month periods ended December 31, 2023 and 2022. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited condensed consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements, conform to general practices within the banking industry and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2023 included in the Company’s Annual Report on Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Loans and Allowance for Credit Losses

Loans Held for Investment

Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for credit losses. Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

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

Loan Charge-Offs

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. An ACL is recognized if necessary. Partial charge-offs of loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for credit losses as discussed below.

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

Allowance for Credit Losses – Loans

As disclosed in Note 11, Recent Accounting Pronouncements, on October 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the previously required incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The allowance for credit losses (ACL) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off. The Company’s policy is to charge off all or a portion of a loan when, in management’s opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of the collateral.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable.

Management considers forward-looking information in estimating expected credit losses. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term average of historical factors using a straight-line approach. The Company uses a four-quarter forecast with immediate reversion to historical losses.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Management estimates the ACL balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience paired with economic forecasts provides the basis for the quantitatively modeled estimated of expected credit losses. The Company adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. The adjustments are commonly known as the Qualitative Framework. The ACL model for each segment is adjusted for (1) changes in the Company’s lending policy, (2) changes in international, national, regional and local economic conditions, (3) changes in the nature and volume of the portfolio and terms of loans, (4) changes in the experience, depth and ability of lending management, (5) changes in the volume and severity of past due loans and other similar conditions, (6) changes in the quality of the Company’s loan review system, (7) changes in the value of underlying collateral, (8) the existence and effect of any concentrations of credit and changes in the levels of such concentrations and (9) the effect of other external factors such as competition, legal and regulatory requirements Changes in forecasted expectations for these variables could result in volatility in the Company’s ACL in future periods.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist utilizing a weighted average remaining maturity loss methodology.The ACL utilizes historical charge off rates that were internally calculated as well as peer charge off data. In many cases, the peer data, which showed higher loss rates, was utilized due to representing a better approximation of management’s estimate of the expected losses on the loan segments.

For loans evaluated on a pool basis, the Company applies an average historical loss rate to the pool over its estimated remaining life assuming a constant attrition rate.

Loans that do not share risk characteristics are evaluated on an individual basis. The Company maintains a net book balance threshold of $500,000 for individually evaluated loans unless further analysis in the future suggests a change is needed to this threshold based on the credit environment at that time. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset. If the loan is not collateral dependent, the measurement of loss is based on the difference between the expected and contractual future cash flows of the loan.

Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals or modifications, unless the Company reasonably expects it will execute a loan modification with a borrower.  In the event of a reasonably expected loan modification, the Company factors the reasonably-expected loan modification into the current expected credit losses estimate.

The Company has identified the following portfolio segments and measures and adjusts the ACL using the following methods:

Residential real estate – Residential real estate loans represent loans to consumers for the financing of a residence. Our residential lending policies and procedures conform to the secondary market guidelines, utilizing underwriting processes that rely on empirical data to assess credit risk as well as analysis of the borrower’s ability to repay their obligations, credit history, the amount of any down payment and the market value or other characteristics of the property. We generally offer a mix of adjustable-rate mortgage loans and fixed-rate mortgage loans with terms of 10 to 30 years.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The residential real estate ACL model is adjusted for forecasted changes in the housing price indices at both the national and local level, the Case-Schiller Home Price Index, the national unemployment rate, Consumer Price Index (“CPI”) and Real Gross Domestic Product (“Real GDP”).

Commercial real estate, single tenant net lease and multifamily – The Company offers fixed and adjustable-rate mortgage loans secured by commercial real estate. Our commercial real estate loans are generally secured by small to moderately-sized office, retail and industrial properties located in our primary market area and are typically made to small business owners and professionals such as attorneys and accountants. We originate fixed-rate commercial real estate loans, generally with terms up to five years and payments based on an amortization schedule of 15 to 20 years, resulting in “balloon” balances at maturity.

The Company offers multi-family mortgage loans that are generally secured by properties in our primary market area. Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project.

The Company offers single tenant net lease loans, which are derived from a commercial real estate lending program that is focused on loans to high net worth individuals and that are secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area (“NNN Finance Program”). This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees. The terms of the loans are generally consistent with the aforementioned terms of in-market commercial real estate loans; however, these cannot exceed 70% loan-to-value and loan maturities cannot exceed the expiration of the underlying leases.

The commercial real estate, single tenant net lease and multi-family ACL models are adjusted for changes in the Commercial Real Estate Price Index, which is a time series of commercial property values prepared by the Board of Governors of the Federal Reserve System, and the national unemployment rate, CPI and Real GDP.

SBA commercial real estate and SBA commercial business – The Company originates SBA commercial real estate loans and SBA commercial business loans under the SBA 7(a) program. Guaranteed portions are generally sold to the secondary market.

The SBA commercial real estate ACL model is adjusted for the Commercial Real Estate Price Index. Both the SBA commercial real estate ACL model and the SBA commercial business model are adjusted for the national unemployment rate, CPI and Real GDP.

Residential and commercial construction – The Company originates construction loans for one to four family homes and commercial properties such as small industrial buildings, warehouses, retail shops and office units. Construction loans, including speculative construction loans to builders who have not identified a buyer or lessee for the completed property at the time of origination, are made to a limited group of well-established builders in our primary market area and we limit the number of projects with each builder. Construction loans are typically for a term of 12 months with monthly interest only payments and interest rates on these loans are generally tied to the prime lending rate.

The construction ACL model is adjusted for forecasted changes in the housing price indices, the Case-Schiller Home Price Index, the national unemployment rate, CPI and Real GDP.

Land and land development – On a limited basis, we originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions. Land development loans are generally interest-only loans for a term of 18 to 24 months. We generally require a maximum loan-to-value ratio of 75% of the appraisal market value upon completion of the project.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The land and land development ACL model is adjusted for forecasted changes in the housing price indices, the Case-Schiller Home Price Index, the national unemployment rate, CPI and Real GDP.

Commercial business – The Company typically offer commercial business loans to small businesses located in our primary market area. Commercial business loans are generally secured by equipment and general business assets. Key loan terms and covenants vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors, and personal guarantees are typically required as part of the loan commitment.

The commercial business ACL model is adjusted for changes in the national unemployment level, CPI and Real GDP.

Consumer – The Company offers a variety of consumer loans. The consumer loan portfolio consists primarily of home equity loans, both fixed rate amortizing term loans with terms up to 15 years and adjustable rate lines of credit with interest rates equal to a margin above the prime lending rate. We also offer auto and truck loans, personal loans and small boat loans. Consumer loans typically have shorter maturities and higher interest rates than traditional one-to four-family lending. We typically do not make home equity loans with loan-to-value ratios exceeding 90%, including any first mortgage loan balance.

The ACL model for consumer loans is adjusted for forecasted changes in the housing price indices, the Case-Schiller Home Price Index, the national unemployment rate, CPI and Real GDP.

Allowance for Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives consistent with the Company’s ACL methodology for loans and leases.

The allowance for unfunded commitments was $1.9 million as of December 31, 2023. There was no ACL on unfunded commitments at September 30, 2023. Additionally, the Company recorded a credit for credit losses on unfunded commitments of $58,000 for the three months ended December 31, 2023. There was no provision for credit losses on unfunded commitments for the three months ended December 31, 2022.

Allowance for Credit Losses – Held to Maturity (HTM) Securities

The Company measures expected credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the condensed consolidated balance sheets. See Note 2 – Investment Securities, for additional information related the Company’s allowance for credit losses on HTM securities.

Allowance for Credit Losses – Available for Sale (AFS) Securities

For AFS securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the AFS security amortized cost basis is written down to fair value through income. If the criteria is not met, the Company is required to assess whether the decline in fair value has resulted from credit losses of noncredit-related factors. If the assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist,

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on AFS securities from the estimate of credit losses and report accrued interest separately on the condensed consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note 2 – Investment Securities, for additional information related to the Company’s allowance for credit losses on AFS securities.

Collateral Dependent Loans

A loan is considered collateral dependent when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining collateral dependency include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Individually evaluated loans are measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, estimated costs to complete unfinished or repair damaged property, and other known defects. New appraisals are generally obtained for all significant properties when a loan is identified as collateral dependent. Generally, a property is considered significant if the value of the property is estimated to exceed $250,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of a collateral property securing a collateral dependent loan. In instances where it is not deemed necessary to obtain a new appraisal, management would base its allowance for credit loss on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property.

Financial Difficulty Modifications

Effective October 1, 2023, the Company prospectively adopted ASU 2022-02, which eliminated the accounting for troubled debt restructurings (“TDRs”) while establishing a new standard for the disclosure of modifications made to borrowers experiencing financial difficulties (Financial Difficulty Modifications, or “FDMs”). As such, effective with the adoption of the standard, the Company prospectively will not include performing FDMs in the calculation of nonperforming loans, nonperforming assets or classified assets. Prior period data, which included TDRs, has not been adjusted.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

At this time, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. The Company recorded no reserves on investment securities for the three months ended December 31, 2023 or 2022.

The Company’s held to maturity (“HTM”) debt securities consist of two agency mortgage-backed securities and two municipal bonds. The agency mortgage-backed securities carry an explicit and/or implicit guarantee of the U.S. government, are widely considered as “risk free” and have a long history of zero credit loss. The two HTM municipal bonds are unrated, but have performed as agreed and are not considered to be credit impaired. The carrying value of HTM debt securities totaled $1.3 million at December 31, 2023. There were no HTM securities on nonaccrual status or past due as of December 31, 2023 or September 30, 2023. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2023 or September 30, 2023.

Debt Securities Available for Sale and Held to Maturity

The following tables provide a summary of debt securities available for sale and held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
December 31, 2023:
Debt securities available for sale:

U.S. Treasury notes	$30,632	$—	$3,193	$27,439
Agency mortgage-backed	28,090	2	2,654	25,438
Agency CMO	13,877	—	999	12,878
Privately-issued CMO	412	2	26	388
Privately-issued ABS	388	14	1	401
SBA certificates	11,537	—	326	11,211
Municipal bonds	175,841	1,021	10,791	166,071
Other	2,000	—	288	1,712

Total debt securities available for sale	$262,777	$1,039	$18,278	$245,538

Debt securities held to maturity:

Agency mortgage-backed	$34	$—	$—	$34
Municipal bonds	1,229	23	—	1,252

Total debt securities held to maturity	$1,263	$23	$—	$1,286

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
September 30, 2023:
Debt securities available for sale:

U.S. Treasury notes	$30,598	$—	$4,649	$25,949
Agency mortgage-backed	28,542	—	4,274	24,268
Agency CMO	14,064	—	1,322	12,742
Privately-issued CMO	424	2	30	396
Privately-issued ABS	433	13	3	443
SBA certificates	11,587	—	842	10,745
Municipal bonds	177,561	19	26,096	151,484
Subordinated debt	2,000	—	288	1,712

Total debt securities available for sale	$265,209	$34	$37,504	$227,739

Debt securities held to maturity:

Agency mortgage-backed	$36	$—	$1	$35
Municipal bonds	1,264	4	—	1,268

Total debt securities held to maturity	$1,300	$4	$1	$1,303

The amortized cost and fair value of investment securities as of December 31, 2023 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$2,594	$2,570	$253	$256
Due after one year through five years	8,663	8,649	632	644
Due after five years through ten years	45,354	41,504	344	352
Due after ten years	151,862	142,499	—	—
CMO	14,289	13,266	—	—
ABS	388	401	—	—
SBA certificates	11,537	11,211	—	—
Mortgage-backed securities	28,090	25,438	34	34

	$262,777	$245,538	$1,263	$1,286

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses

	(Dollars in thousands)
December 31,2023:
Debt securities available for sale:
Continuous loss position less than twelve months:
U.S. Treasury notes	5	$1,599	$32
Municipal bonds	4	3,703	38
Other	1	1,712	288

Total less than twelve months	10	7,014	358

Continuous loss position more than twelve months:
U.S. Treasury notes	1	25,840	3,161
Agency mortgage-backed	14	25,000	2,654
Agency CMO	15	12,878	999
Privately-issued CMO	1	343	26
Privately-issued ABS	1	179	1
SBA certificates	3	11,211	326
Municipal bonds	115	108,017	10,753

Total more than twelve months	150	183,468	17,920

Total debt securities available for sale	160	$190,482	$18,278

September 30, 2023:
Debt securities available for sale:
Continuous loss position less than twelve months:
U.S. Treasury notes	5	$1,576	$49
Agency mortgage-backed	2	163	8
Agency CMO	1	4,249	462
SBA certificates	1	31	3
Municipal bonds	43	45,931	3,334
Other	1	1,712	288

Total less than twelve months	53	53,662	4,144

Continuous loss position more than twelve months:
U.S. Treasury notes	1	24,373	4,600
Agency mortgage-backed	15	23,859	4,266
Agency CMO	14	8,493	860
Privately-issued CMO	2	375	30
Privately-issued ABS	1	212	3
SBA certificates	2	10,714	839
Municipal bonds	115	95,185	22,762

Total more than twelve months	150	163,211	33,360

Total debt securities available for sale	203	$216,873	$37,504

Debt securities held to maturity:
Continuous loss position more than twelve months:
Agency mortgage-backed	1	$19	$1

Total more than twelve months	1	19	1

Total debt securities held to maturity	1	$19	$1

At December 31, 2023, the Company did not have any securities held to maturity with an unrealized loss.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

All debt securities available for sale with unrealized losses are reviewed quarterly. For debt securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the income statement For debt securities available for sale in an unrealized loss position that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis

The total debt securities available for sale in loss positions at December 31, 2023, which consisted of U.S. Treasury notes, agency mortgage-backed securities, agency CMOs, privately-issued CMOs, privately-issued ABS, municipal bonds, SBA certificates and other securities represented 78% of total debt securities available for sale at December 31, 2023. All of the municipal securities are issued by municipal governments and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At December 31, 2023, the Company held five privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $623,000 and fair value of $602,000 that have been downgraded to a substandard regulatory classification due to the securities credit quality rating by various rating agencies.

At December 31, 2023, two privately-issued CMO securities and one privately-issued ABS were in a loss position, and had depreciated approximately 4.9% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $522,000 and a total unrealized loss of $27,000 at December 31, 2023. Based on the independent third party analysis of the expected cash flows, no credit loss was recognized during the three months ended December 31, 2023. An other-than temporary impairment charge of $28,000 was taken in the three months ended December 31, 2022, which was prior to the Company’s adoption of CECL. While the Company does not anticipate additional credit-related impairment losses at December 31, 2023, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related impairment charge in the future.

The unrealized losses on U.S. Treasury bills and notes, agency mortgage-backed securities, agency CMOs, SBA certificates and municipal bonds relate principally to changes in current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the intent and ability to hold debt securities to maturity, or until recovery in value to the amortized cost basis if classified as available for sale, no declines in value are deemed to represent credit impairment. Additionally, based on the Company’s credit assessment of debt securities available for sale in an unrealized loss position, the Company recorded no reserves for the three-month period ended December 31, 2023. The Company recorded $28,000 of other-than-temporary impairment loss for the three-month period ended December 31, 2022.

During the three-month periods ended December 31, 2023 and 2022, there were no sales of debt securities available for sale.

At December 31, 2023 and September 30, 2023, available for sale debt securities with a total fair value of $55.2 million and $52.9 million, respectively, were pledged to secure FHLB borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Credit Losses

Loans at December 31, 2023 and September 30, 2023 consisted of the following:

	December 31,	September 30,
	2023	2023

	(In thousands)
Real estate mortgage:
Residential	$568,180	$528,410
Commercial	187,654	187,232
Single tenant net lease	766,351	757,388
SBA commercial (1)	48,106	47,078
Multifamily	39,273	34,892
Residential construction	32,979	24,924
Commercial construction	18,397	14,588
Land and land development	15,800	17,234
Commercial business	127,259	117,594
SBA commercial business (1)	16,852	16,939
Consumer	38,978	39,915
Total loans	1,859,829	1,786,194

Deferred loan origination fees and costs, net	913	949
Allowance for credit losses	(18,789)	(16,900)

Loans, net	$1,841,953	$1,770,243
(1)	Includes discounts on SBA loans of $3.3 million for December 31, 2023 and September 30, 2023.

During the three-month period ended December 31, 2023, there were no significant changes in the Company’s lending activities as disclosed in the Company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2023. As discussed in Note 11, on October 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the previously required incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology.

At December 31, 2023 and September 30, 2023, the Company owned $444,000 of residential real estate where physical possession has been obtained. At December 31, 2023 and September 30, 2023, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $539,000.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table provides the components of loans as of September 30, 2023, prior to the adoption of ASU 2016-13 (in thousands):

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

The following table presents the balance in the allowance for credit losses by portfolio segment and based on impairment method as of September 30, 2023:

	Individually	Collectively
	Evaluated for	Evaluated for	Ending
	Impairment	Impairment	Balance

	(In thousands)
September 30, 2023:
Residential real estate	$74	$4,567	$4,641
Commercial real estate	2	1,775	1,777
Single tenant net lease	—	3,810	3,810
SBA commercial real estate	—	1,922	1,922
Multifamily	—	268	268
Residential construction	—	434	434
Commercial construction	—	282	282
Land and land development	—	307	307
Commercial business	111	1,603	1,714
SBA commercial business	187	1,060	1,247
Consumer	189	309	498

	$563	$16,337	$16,900

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended December 31, 2023 and 2022:

	Beginning Balance	Adoption of ASC 326	Provisions (Credits)	Charge-Offs	Recoveries	Ending Balance

	(In thousands)
December 31, 2023:
Residential real estate	$4,641	$1,037	$9	$—	$1	$5,688
Commercial real estate	1,777	255	(235)	—	—	1,797
Single tenant net lease	3,810	222	48	—	—	4,080
SBA commercial real estate	1,922	511	379	(2)	61	2,871
Multifamily	268	(21)	74	—	—	321
Residential construction	434	(226)	96	—	—	304
Commercial construction	282	43	59	—	—	384
Land and land development	307	(74)	(36)	—	—	197
Commercial business	1,714	(495)	3	—	—	1,222
SBA commercial business	1,247	160	72	(3)	23	1,499
Consumer	498	17	—	(108)	19	426
	$16,900	$1,429	$469	$(113)	$104	$18,789

December 31, 2022:
Residential real estate	$2,716	$—	$382	$—	$2	$3,100
Commercial real estate	1,590	—	161	—	—	1,751
Single tenant net lease	3,838	—	(34)	—	—	3,804
SBA commercial real estate	2,578	—	(106)	(74)	—	2,398
Multifamily	251	—	1	—	—	252
Residential construction	305	—	62	—	—	367
Commercial construction	107	—	(24)	—	—	83
Land and land development	212	—	(12)	—	—	200
Commercial business	1,193	—	32	—	30	1,255
SBA commercial business	2,122	—	390	(190)	16	2,338
Consumer	448	—	132	(65)	17	532
	$15,360	$—	$984	$(329)	$65	$16,080

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the average balance of impaired loans individually evaluated for impairment as of December 31, 2022, prior to the Company’s adoption of ASU 2016-13 and interest income recognized on impaired loans for the three-month period ended December 31, 2022.  The Company did not recognize any interest income on impaired loans using the cash receipts method during the three-month period ended December 31, 2022.

	Average	Interest
	Recorded	Income
	Balance	Recognized

	(In thousands)
Loans with no related ACL recorded:
Residential real estate	$2,891	$15
Commercial real estate	971	7
Single tenant net lease	—	—
SBA commercial real estate	7,033	—
Multifamily	393	5
Residential construction	—	—
Commercial construction	—	—
Land and land development	—	—
Commercial business	1,068	12
SBA commercial business	757	—
Consumer	77	—
	$13,190	$39

Loans with an ACL recorded:
Residential real estate	$—	$—
Commercial real estate	—	—
Single tenant net lease	—	—
SBA commercial real estate	1,665	—
Multifamily	—	—
Residential construction	—	—
Commercial construction	—	—
Land and land development	—	—
Commercial business	67	—
SBA commercial business	1,267	—
Consumer	184	—
	$3,183	$—

Total:
Residential real estate	$2,891	$15
Commercial real estate	971	7
Single tenant net lease	—	—
SBA commercial real estate	8,698	—
Multifamily	393	5
Residential construction	—	—
Commercial construction	—	—
Land and land development	—	—
Commercial business	1,135	12
SBA commercial business	2,024	—
Consumer	261	—
	$16,373	$39

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2023, prior to the adoption of ASU 2016-13.

		Unpaid
	Recorded	Principal	Related
	Balance	Balance	Allowance

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$1,989	$2,139	$—
Commercial real estate	551	627	—
Single tenant net lease	—	—	—
SBA commercial real estate	7,415	9,397	—
Multifamily	318	362	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	870	972	—
SBA commercial business	684	1,799	—
Consumer	44	58	—
	$11,871	$15,354	$—

Loans with an allowance recorded:
Residential real estate	$1,323	$1,328	$74
Commercial real estate	317	317	2
Single tenant net lease	—	—	—
SBA commercial real estate	—	—	—
Multifamily	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	1,076	1,165	111
SBA commercial business	438	637	187
Consumer	189	189	189
	$3,343	$3,636	$563

Total:
Residential real estate	$3,312	$3,467	$74
Commercial real estate	868	945	2
Single tenant net lease	—	—	—
SBA commercial real estate	7,415	9,397	—
Multifamily	318	362	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	1,946	2,137	111
SBA commercial business	1,122	2,436	187
Consumer	233	247	189
	$15,214	$18,990	$563

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents the amortized cost basis of loans on nonaccrual and loans past due 90 or more days and still accruing interest. Also presented is the balance of loans on nonaccrual status at December 31, 2023 for which there was no related allowance for credit losses.

The Company recognized no interest income related to nonaccrual loans for the three-month period ended December 31, 2023.

	At December 31, 2023			At September 30, 2023
		Nonaccrual	Loans 90+		Loans 90+
	Total	Loans with No	Days	Total	Days
	Nonaccrual	Allowance for	Past Due	Nonaccrual	Past Due
	Loans	Credit Loses	Still Accruing	Loans	Still Accruing

	(In thousands)

Residential real estate	$2,519	$1,662	$—	$2,426	$—
Commercial real estate	504	504	—	511	—
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	8,248	6,929	—	7,415	—
Multifamily	304	304	—	318	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	1,770	512	—	1,946	—
SBA commercial business	2,015	1,463	—	1,099	—
Consumer	148	12	—	233	—

Total	$15,508	$11,386	$—	$13,948	$—

The following table presents the amortized cost basis of collateral dependent loans by collateral types, which are individually evaluated to determine expected credit losses:

	December 31, 2023
	Real Estate	Other	Total
Residential real estate	$2,519	$—	$2,519
Commercial real estate	504	—	504
SBA commercial real estate	8,248	—	8,248
Multifamily	304	—	304
Commercial business	—	1,770	1,770
SBA commercial business	—	2,015	2,015
Consumer	—	148	148
	$11,575	$3,933	$15,508

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of past due loans at December 31, 2023:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$2,649	$228	$1,932	$4,809	$563,371	$568,180
Commercial real estate	448	504	—	952	186,702	187,654
Single tenant net lease	—	—	—	—	766,351	766,351
SBA commercial real estate	470	328	3,908	4,706	43,400	48,106
Multifamily	—	—	—	—	39,273	39,273
Residential construction	—	—	—	—	32,979	32,979
Commercial construction	—	—	—	—	18,397	18,397
Land and land development	—	—	—	—	15,800	15,800
Commercial business	184	122	51	357	126,902	127,259
SBA commercial business	—	25	772	797	16,055	16,852
Consumer	292	—	7	299	38,679	38,978

Total	$4,043	$1,207	$6,670	$11,920	$1,847,909	$1,859,829

The following table presents the aging of past due loans at September 30, 2023:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$2,715	$132	$1,818	$4,665	$523,745	$528,410
Commercial real estate	23	62	—	85	187,147	187,232
Single tenant net lease	—	—	—	—	757,388	757,388
SBA commercial real estate	764	—	3,877	4,641	42,437	47,078
Multifamily	—	—	—	—	34,892	34,892
Residential construction	—	—	—	—	24,924	24,924
Commercial construction	—	—	—	—	14,588	14,588
Land and land development	40	—	—	40	17,194	17,234
Commercial business	112	—	86	198	117,396	117,594
SBA commercial business	130	—	682	812	16,127	16,939
Consumer	137	5	36	178	39,737	39,915

Total	$3,921	$199	$6,499	$10,619	$1,775,575	$1,786,194

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

Pass: Loans in this risk category involve borrowers of acceptable-to-strong credit quality and risk who have the apparent ability to satisfy their loan obligations.  Loans in this risk grade would possess sufficient mitigating factors, such as adequate collateral or strong guarantors possessing the capacity to repay the debt if required, for any weakness that may exist.

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

The following tables outline, as of December 31, 2023, the amount of each loan and lease classification and the amount categorized into each risk rating based on fiscal year of origination as well as current period gross charge-offs:

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Amortized Cost Basis by Origination Fiscal Year End September 30

								Revolving
								Loans
							Revolving	Converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total

Residential real estate
Pass	$11,015	$36,173	$68,655	$31,544	$15,826	$60,977	$341,898	$—	$566,088
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	116	717	441	—	491	306	—	2,071
Doubtful	—	—	—	—	—	21	—	—	21
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	11,015	36,289	69,372	31,985	15,826	61,489	342,204	—	568,180
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	5,431	26,730	65,560	23,718	9,398	56,114	—	—	$186,951
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	504	—	—	23	176	—	—	703
Doubtful	—	—	—	—	—	—	—	—	21
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	5,431	27,234	65,560	23,718	9,421	56,290	—	—	187,654
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Single tenant net lease commercial real estate
Pass	17,388	154,911	285,497	72,562	102,620	133,373	—	—	766,351
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single tenant net lease	17,388	154,911	285,497	72,562	102,620	133,373	—	—	766,351
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

SBA commercial real estate
Pass	1,434	8,733	5,780	6,779	8,883	7,926	46	—	39,581
Special mention	—	—	277	—	—	—	—	—	277
Substandard	—	—	115	94	397	5,957	—	—	6,563
Doubtful	—	—	—	—	—	1,624	—	—	1,624
Loss	—	—	—	—	—	61	—	—	61
Total SBA commercial real estate	1,434	8,733	6,172	6,873	9,280	15,568	46	—	48,106
YTD gross charge-offs	—	—	—	—	—	2	—	—	2

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Amortized Cost Basis by Origination Fiscal Year End September 30

								Revolving
								Loans
							Revolving	Converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total

Multifamily real estate
Pass	5,000	2,577	7,345	5,584	11,302	7,161	—	—	38,969
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	304	—	304
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily real estate	5,000	2,577	7,345	5,584	11,302	7,465	—	—	39,273
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential construction
Pass	1,107	14,361	17,511	—	—	—	—	—	32,979
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential construction	1,107	14,361	17,511	—	—	—	—	—	32,979
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial construction
Pass	—	14,187	4,210	—	—	—	—	—	18,397
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	—	14,187	4,210	—	—	—	—	—	18,397
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Land and land development
Pass	347	7,255	5,439	1,121	411	1,227	—	—	15,800
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total land and land development	347	7,255	5,439	1,121	411	1,227	—	—	15,800
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Amortized Cost Basis by Origination Fiscal Year End September 30

								Revolving
								Loans
							Revolving	Converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total

Commercial business
Pass	11,109	59,498	30,835	13,255	4,140	6,652	—	—	125,489
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,017	195	46	4	508	—	—	1,770
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial business	11,109	60,515	31,030	13,301	4,144	7,160	—	—	127,259
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

SBA commercial business
Pass	1,289	2,327	765	1,258	4,796	3,808	375	—	14,618
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	60	54	2,109	—	—	2,223
Doubtful	—	—	—	—	—	9	—	—	9
Loss	—	—	—	—	—	2	—	—	2
Total SBA commercial business	1,289	2,327	765	1,318	4,850	5,928	375	—	16,852
YTD gross charge-offs	—	—	—	—	—	3	—	—	3

Consumer
Pass	1,374	5,400	4,352	673	396	273	26,498	—	38,966
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	2	2	—	—	—	8	—	12
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	1,374	5,402	4,354	673	396	273	26,506	—	38,978
YTD gross charge-offs	—	—	—	1	—	107	—	—	108

Total loans
Pass	55,494	332,152	495,949	156,494	157,772	277,511	368,817	—	1,844,189
Special mention	—	—	277	—	—	—	—	—	277
Substandard	—	1,693	1,029	641	478	9,545	314	—	13,646
Doubtful	—	—	—	—	—	1,654	—	—	1,654
Loss	—	—	—	—	—	63	—	—	63
Total loans	55,494	333,791	497,255	157,135	158,250	288,773	369,131	—	1,859,829
YTD gross charge-offs	—	—	—	1	—	112	—	—	113

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents loans by risk category as of September 30, 2023:

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

Financial Difficulty Modifications

Effective October 1, 2023, the Company prospectively adopted ASU 2022-02, which eliminated the accounting for TDRs while establishing a new standard for the treatment of modifications made to borrowers experiencing financial difficulties (Financial Difficulty Modifications, or “FDMs”). As such, effective with the adoption of the standard, the Company prospectively will not include FDMs in the calculation of nonperforming loans, nonperforming assets or classified assets. Prior period data, which included TDRs, has not been adjusted.

An FDM may result when a borrower is in financial distress and may be in the form of principal forgiveness, an interest rate reduction, a term extension or a significant payment delay. In some cases, the Company may provide multiple types of modifications for a single loan. One type of modification, such as payment delay, may be granted initially. However, if the borrower continues to experience financial difficulty, another modification, such as term extension and/or interest rate reduction may be granted. Additionally, modifications with a term extension or interest rate reduction are intended to reduce the borrower’s monthly payment, while modifications with a payment delay, which typically allow borrowers to make monthly payments or interest only payments for a period of time, are structured to cure the payment defaults by making delinquent payments due at maturity. Payment deferrals up to six months have minimal financial impact since the deferred payments are paid at maturity.

There were no new FDMs made or modifications of existing FDMs during the three months ended December 31, 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes the Company’s recorded investment in TDRs at December 31, 2022, prior to adoption of ASU 2022-02. There was $125,000 of specific reserve included in the allowance for loan losses related to TDRs at December 31, 2022.

	Accruing	Nonaccrual	Total

	(In thousands)
December 31, 2022:
Residential real estate	$1,021	$—	$1,021
Commercial real estate	383	420	803
SBA commercial real estate	—	1,604	1,604
Multifamily	346	—	346
Commercial business	830	—	830
SBA commercial business	—	262	262
Total	$2,580	$2,286	$4,866

There were no TDRs that were restructured during the three-months ended December 31, 2022.

At December 31, 2022, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

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

During the three-month periods ended December 31, 2022 and 2021, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

SBA Loan Servicing Rights

The Company originates loans to commercial customers under the SBA 7(a) program and other programs, and typically sells the guaranteed portion of the SBA loans with servicing rights retained. Loan servicing rights on originated SBA loans that have been sold are initially recorded at fair value. Capitalized SBA servicing rights are then amortized in proportion to and over the period of estimated net servicing income. Impairment of SBA servicing rights is assessed using the present value of estimated future cash flows.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The unpaid principal balance of SBA loans serviced for others was $211.3 million, $209.6 million and $237.9 million at December 31, 2023, September 30, 2023 and December 31, 2022, respectively. Contractually specified late fees and ancillary fees expensed on SBA loans were a credit of $9,000 for the three-month period ended December 31, 2023 compared to a debit of $21,000 for the three-month period ended December 31, 2022. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $464,000 and $553,000 for the three-month periods ended December 31, 2023 and 2022, respectively. Net servicing income and costs related to SBA loans are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three-month periods ended December 31, 2023 and 2022 is as follows:

	2023	2022
	(In thousands)
Balance, beginning of period	$2,950	$3,790
Servicing rights capitalized	257	198
Amortization	(143)	(195)
Direct write-offs	(217)	(141)
Change in valuation allowance	60	(351)
Balance, end of period	$2,907	$3,301

There was no valuation allowance related to SBA loan servicing rights at December 31, 2023. There was a valuation allowance of $60,000 related to SBA loan servicing rights at September 30, 2023.

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

At September 30, 2023, the Company had entered into a letter of intent to sell substantially all of the Company’s residential MSRs, which closed on November 30, 2023. Additionally, the Company entered into a letter of intent to sell the remaining residential MSRs at December 31, 2023 in the quarter ending March 31, 2024. Due to the pending residential MSR sales, a valuation model was not used to calculate the fair value of residential MSRs September 30, 2023 and December 31, 2023. The fair value was estimated using known information, including the anticipated sale prices, estimated expenses, and contingencies related to the pending residential MSR sales, which represent Level 3 fair value inputs. Prior to September 30, 2023, a valuation model employed by an independent third party calculated the present value of future cash flows and was used to value the MSRs on a monthly basis.  Management periodically compared the valuation model inputs and results to published industry data in order to validate the model results and assumptions.

Range of Assumption
(Weighted Average)
Assumption	September 30, 2023
Discount rate	9.44% to 14.50% (9.51%)
Prepayment rate	5.00% to 85.82% (6.82%)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The unpaid principal balance of residential mortgage loans serviced for others was $83.1 million and $4.77 billion at December 31, 2023 and September 30, 2023, respectively. The reason for the significant decline was the sale of substantially all of the Company’s residential MSRs during the three-month period ended December 31, 2023, which also resulted in a significant reduction in custodial escrow balances. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $608,000 and $47.9 million at December 31, 2023 and September 30, 2023, respectively. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $1,000 and $2.4 million for the three-month periods ended December 31, 2023 and 2022, respectively. Contractually specified servicing fees are included in mortgage banking income in the consolidated statements of income.

Changes in the carrying value of MSRs accounted for at fair value for the three-month periods ended December 31, 2023 and 2022 were as follows:

	2023	2022

	(In thousands)

Fair value, beginning of period	$59,768	$63,263
Servicing rights capitalized	509	142
Changes in fair value related to:
Loan repayments	(666)	(1,023)
Sales	(58,765)	—
Change in valuation model inputs or assumptions	(137)	(217)
Balance, end of period	$709	$62,165

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The unpaid principal balance of nonresidential mortgage loans serviced for others was $40.3 million and $40.4 million at December 31, 2023 and September 30, 2023, respectively. Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $4,000 and $9,000 for the three-month periods ended December 31, 2023 and 2022, respectively. Contractually specified servicing fees on nonresidential mortgage loans serviced for others are included in other noninterest income in the consolidated statements of income.

An analysis of nonresidential MSRs for the three-month periods ended December 31, 2023 and 2022 is as follows:

	2023	2022

	(In thousands)
Balance, beginning of period	$101	$141
Servicing rights capitalized	—	—
Amortization	(6)	(9)
Direct write-offs	—	—
Change in valuation allowance	—	—
Balance, end of period	$95	$132

There was no valuation allowance related to nonresidential MSRs at December 31, 2023 and September 30, 2023.

4.	Deposits

Deposits at December 31, 2023 and September 30, 2023 consisted of the following:

	December 31,	September 30,
	2023	2023

	(In thousands)

Noninterest-bearing demand deposits	$202,769	$242,237
NOW accounts	329,610	336,446
Money market accounts	312,521	323,739
Savings accounts	163,006	170,073
Retail time deposits	173,045	170,980
Brokered & reciprocal time deposits	502,895	438,319
Total	$1,683,846	$1,681,794

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Supplemental Disclosure for Net Income Per Share

Net income per share information is presented below for the three-month periods ended December 31, 2023 and 2022.

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2023	2022
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$920	$2,871
Shares:
Weighted average common shares outstanding, basic	6,823,948	6,915,909

Net income per common share, basic	$0.13	$0.42

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$920	$2,871
Shares:
Weighted average common shares outstanding, basic	6,823,948	6,915,909
Add: Dilutive effect of outstanding options	15,756	53,229
Add: Dilutive effect of restricted stock	—	2,917
Weighted average common shares outstanding, as adjusted	6,839,704	6,972,055

Net income per common share, diluted	$0.13	$0.41

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

Stock options for 341,572 and 275,889 shares of common stock were excluded from the calculation of diluted net income per common share for the three-month periods ended December 31, 2023 and 2022, respectively, because their effect was antidilutive. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three-month periods ended December 31, 2023 and 2022.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2023 and September 30, 2023.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
December 31, 2023:
Assets Measured – Recurring Basis:
Securities available for sale:
U.S. Treasury bills and notes	$27,439	$—	$—	$27,439
Agency mortgage-backed	—	25,438	—	25,438
Agency CMO	—	12,878	—	12,878
Privately-issued CMO	—	45	343	388
Privately-issued ABS	—	322	79	401
SBA certificates	—	11,181	30	11,211
Municipal bonds	—	166,071	—	166,071
Other	—	1,712	—	1,712
Total securities available for sale	$27,439	$217,647	$452	$245,538
Residential mortgage loans held for sale	$—	$4,056	$—	$4,056
Equity securities (included in other assets)	$198	$—	$—	$198
Residential mortgage servicing rights	$—	$—	$709	$709

Liabilities Measured – Recurring Basis:
Assets Measured – Nonrecurring Basis:
Collateral dependent loans:
Residential real estate	$—	$—	$523	$523
SBA commercial real estate	—	—	881	881
Commercial business	—	—	1,164	1,164
SBA commercial business	—	—	235	235
Total collateral dependent loans	$—	$—	$2,803	$2,803
SBA loan servicing rights	$—	$—	$2,907	$2,907

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
September 30, 2023:
Assets Measured – Recurring Basis
Securities available for sale:
U.S. Treasury notes	$25,949	$—	$—	$25,949
Agency mortgage-backed	—	24,268	—	24,268
Agency CMO	—	12,742	—	12,742
Privately-issued CMO	—	46	350	396
Privately-issued ABS	—	364	79	443
SBA certificates	—	10,714	31	10,745
Municipal bonds	—	151,484	—	151,484
Subordinated debt	—	1,712	—	1,712
Total securities available for sale	$25,949	$201,330	$460	$227,739
Residential mortgage loans held for sale	$—	$24,692	$—	$24,692
Derivative assets (included in other assets)	$—	$471	$452	$923
Equity securities (included in other assets)	$160	$—	$—	$160
Residential mortgage servicing rights	$—	$—	$59,768	$59,768

Liabilities Measured – Recurring Basis
Derivative liabilities (included in other liabilities)	$—	$12	$184	$196

Assets Measured – Nonrecurring Basis
Collateral dependent loans:
Residential real estate	$—	$—	$306	$306
Commercial business	—	—	965	965
SBA commercial business	—	—	237	237
Total collateral dependent loans	$—	$—	$1,508	$1,508
SBA loan servicing rights	$—	$—	$2,950	$2,950

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three-month period ended December 31, 2023.

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

Due to the Company’s decision to wind down the national Mortgage Banking operation, and the resulting low level of mortgage loan originations and sales, there were no interest rate lock commitments or forward mortgage loan sale commitments as of December 31, 2023.

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended December 31, 2023 and 2022:

	Three Months Ended
	December 31,
(In thousands)	2023	2022

Beginning balance	$268	$(238)
Unrealized gains (losses) recognized in earnings, net of settlements	(268)	600

Ending balance	$—	$362

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. There were no unrealized gains recognized in earnings for the three-month period ended December 31, 2023 attributable to Level 3 derivative assets and liabilities held at the balance sheet date.Unrealized gains recognized in earnings for the three-month period ended December 31, 2022 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $362,000.

There were no interest rate lock commitments as of December 31, 2023. The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of September 30,2023.

Range of Inputs
	Significant	(Weighted Average)
	Unobservable	September 30,
Financial Instrument	Inputs	2023

Interest rate lock commitments	Pull-through rate	54% - 95% (81%)
	Direct costs to close	0.00% - 5.00% (0.62%)

Residential Mortgage Servicing Rights. As disclosed in Note 3, At September 30, 2023, the Company had entered into a letter of intent to sell substantially all of the Company’s residential MSRs, which closed on November 30, 2023. Additionally, the Company entered into a letter of intent to sell the remaining residential MSRs at December 31, 2023 in the quarter ending March 31, 2024. Due to the pending residential MSR sales, a valuation model was not used to calculate the fair value of residential MSRs at September 30 and December 31, 2023. The fair value was estimated using known information, including the anticipated sale prices ($754,000), estimated expenses ($25,000), and contingencies related to the pending residential MSR sales ($20,000). Prior to September 30, 2023, a valuation model employed by an independent third party calculated the present value of future cash flows and was used to value the MSRs on a monthly basis. Management periodically compared the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. A reconciliation of residential MSRs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and a summary of the significant unobservable inputs used in the residential MSR valuations is presented in Note 3.  Changes in the fair value of residential MSRs are included in mortgage banking income in the accompanying consolidated statements of income.

Collateral Dependent Loans. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. In accordance with accounting standards, only collateral dependent loans for which an allowance for credit loss has been established or a partial charge-off recorded require classification in the fair value hierarchy. The fair value of collateral dependent loans is classified as Level 3 in the fair value hierarchy.

Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At December 31, 2023 and September 30, 2023, the significant unobservable inputs used in the fair value measurement of collateral dependent loans were as follows:

Range of Inputs
	Significant	(Weighted Average)	Range of Inputs (Weighted
	Unobservable	December 31,	Average) September 30,
Financial Instrument	Inputs	2023	2023
Collateral dependent loans	Discount from appraised value	0.0% - 50.0% (13.80%)	10.0% - 50.0% (14.22%)
	Estimated costs to sell	0.0% - 6.0% (5.99%)	6.0% - 6.0% (6.00%)

During the three-month periods ended December 31, 2023 and 2022, the Company recognized provisions for credit losses on impaired loans of $691,000 and $200,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

SBA and Nonresidential Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At December 31, 2023, there were no SBA loan servicing rights measured at fair value. At September 30, 2023, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value were as follows:

	Significant	Range of Inputs (Weighted
	Unobservable	Average) September 30,
Financial Instrument	Inputs	2023
SBA loan servicing rights	Discount rate	10.25% - 25.00% (13.79%)
	Prepayment speed	8.60% - 32.85% (16.91%)

Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company reversed impairment charges of $60,000 on SBA loan servicing rights for the three-month period ended December 31, 2023. The Company recorded impairment charges of $351,000 on SBA loan servicing rights for the three-month period ended December 31, 2022.

Nonresidential mortgage loan servicing rights represent the value associated with servicing single tenant net lease loans that have been sold. The fair value of nonresidential mortgage loan servicing rights is determined by management on a quarterly basis using a discounted cash flow model, and is classified as Level 3 in the fair value hierarchy. At December 31, 2023 and September 30, 2023, the Company did not have any nonresidential mortgage loan servicing rights measured at fair value on a nonrecurring basis. The Company did not recognize any impairment charges on nonresidential mortgage loan servicing rights for the three -month periods ended December 31, 2023 and 2022.

There were no transfers into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three-month period ended December 31, 2023.

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition date of an eligible financial asset or financial liability, and may not be revoked once made.

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of December 31, 2023 and September 30, 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of December 31, 2023 and September 30, 2023.

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	December 31,	December 31,
(In thousands)	2023	2023	Difference

Residential mortgage loans held for sale	$4,056	$4,988	$(932)

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	September 30,	September 30,
(In thousands)	2023	2023	Difference

Residential mortgage loans held for sale	$24,692	$24,382	$309

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three-month periods ended December 31, 2023 and 2022:

	Three Months Ended
	December 31,
(In thousands)	2023	2022

Gains (losses) – included in mortgage banking income	$(1,029)	$668
Interest income	293	428

	$(736)	$1,096

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

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
December 31, 2023:
Financial assets:
Cash and due from banks	$17,522	$17,522	$—	$—
Interest-bearing deposits with banks	15,844	15,844	—	—
Interest-bearing time deposits	490	—	490	—
Securities available for sale	245,538	27,439	217,647	452
Securities held to maturity	1,263	—	34	1,252
Residential mortgage loans held for sale	4,056	—	4,056	—
SBA loans held for sale	18,810	—	—	20,593
Loans, net	1,841,953	—	—	1,738,857
FRB and FHLB stock	24,987	N/A	N/A	N/A
Accrued interest receivable	11,341	—	11,341	—
Residential mortgage loan servicing rights	709	—	—	709
Nonresidential mortgage loan servicing rights	95	—	—	95
SBA loan servicing rights	2,907	—	—	2,907
Equity securities (included in other assets)	198	198	—	—

Financial liabilities:
Noninterest-bearing deposits	202,769	202,769	—	—
Interest-bearing deposits	1,481,077	—	—	1,477,923
Borrowings from FHLB	356,699	—	352,575	—
Subordinated notes	48,484	—	47,704	—
Accrued interest payable	10,405	—	10,405	—
Advance payments by borrowers for taxes and insurance	512	—	512	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2023:
Financial assets:
Cash and due from banks	$18,014	$18,014	$—	$—
Interest-bearing deposits with banks	12,831	12,831	—	—
Interest-bearing time deposits	490	—	490	—
Securities available for sale	227,739	25,949	201,330	460
Securities held to maturity	1,300	—	38	1,265
Residential mortgage loans held for sale	24,692	—	24,692	—
SBA loans held for sale	21,163	—	22,591	—
Loans, net	1,770,243	—	—	1,651,115
FRB and FHLB stock	24,939	N/A	N/A	N/A
Accrued interest receivable	10,161	—	10,161	—
SBA loan servicing rights	2,950	—	—	2,950
Residential mortgage loan servicing rights	59,768	—	—	59,768
Nonresidential mortgage loan servicing rights	101	—	—	101
Derivative assets (included in other assets)	923	—	471	452
Equity securities (included in other assets)	160	160	—	—

Financial liabilities:
Noninterest-bearing deposits	242,237	242,237	—	—
Interest-bearing deposits	1,439,557	—	—	1,435,083
Borrowings from FHLB	363,183	—	356,257	—
Subordinated note	48,444	—	46,940	—
Accrued interest payable	8,926	—	8,926	—
Advance payments by borrowers for taxes and insurance	1,027	—	1,027	—
Derivative liabilities (included in other liabilities)	196	—	12	184

7.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three- month periods ended December 31, 2023 and 2022. The ESOP trust held 293,695 shares of Company common stock at December 31, 2023 and September 30, 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	Stock Based Compensation Plans

The Company maintains three equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016, and the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021. At December 31, 2023, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan may not exceed 356,058 shares, consisting of 267,043 stock options and 89,015 shares of restricted stock. At December 31, 2023, 4,560 shares of the Company’s common stock were available for issuance under the 2016 Plan, of which 1,500 shares were available for restricted stock and 3,060 shares were available for stock options. At December 31, 2023, 10,600 shares of the Company’s common stock were available for issuance under the 2021 Plan, of which 4,590 shares were available for restricted stock and 6,010 shares were available for stock options. In November 2023, the Company granted 62,983 stock options and 19,475 restricted shares to directors, officers and key employees which will vest over a one-year or five-year period. The Company generally issues new shares under the 2016 and 2021 Plans from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

The fair value of options granted during the three-month periods ended December 31, 2023 were determined using the following assumptions:

Expected dividend yield	3.74%
Risk-free interest rate	4.44%
Expected volatility	28.36%
Expected life of options	6.9 years
Weighted average fair value at grant date	$3.55

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of stock option activity as of December 31, 2023, and changes during the three-month period then ended is presented below.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Dollars in thousands, except per share data)

Outstanding at beginning of period	408,669	$20.79
Granted	62,983	15.10
Exercised	—	—
Forfeited or expired	(5,100)	17.66
Outstanding at end of period	466,552	$20.05	5.2	$430
Vested and expected to vest	466,552	$20.05	5.2	$430
Exercisable at end of period	276,039	$19.38	5.1	$430

There were no stock options exercised during the three-month periods ended December 31, 2023 and 2022. The Company recognized compensation expense related to stock options of $75,000 and $82,000 for the three-month periods ended December 31, 2023 and 2022, respectively. At December 31, 2023, there was $1.1 million of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 3.73 years. There was no cash received or tax benefit from the exercise of stock options during the three-month periods ended December 31, 2023 and 2022.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three- month periods ended December 31, 2023 and 2022 was $97,000 and $103,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of December 31, 2023 and changes during the three-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2023	54,916	$24.73
Granted	19,475	$15.10
Vested	(16,158)	$24.23
Forfeited	(800)	$22.49
Nonvested at December 31, 2023	57,433	$21.64

There were 16,158 restricted shares vested during the three-month period ended December 31, 2023 with a total fair value of $244,000. There were 16,408 restricted shares that vested during the three-month period ended December 31, 2022 with a total fair value of $369,000. At December 31, 2023, there was $1.2 million of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 3.60 years.

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

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements. However, the Company has not elected to offset such financial instruments in the consolidated balance sheets. The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. At December 31, 2023 , the Company had no cash collateral posted with derivative counterparties against its derivative obligations. At September 30, 2023, the Company had cash collateral posted with certain derivative counterparties of $1.5 million, against its derivative obligations. Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

As of December 31, 2023, the Company had no derivative financial instruments due to the wind down of the national mortgage banking operation. The tables below provide information on the Company’s derivative financial instruments as of September 30, 2023.

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	September 30,	September 30,	September 30,
(In thousands)	2023	2023	2023

Interest rate lock commitments	$67,040	$452	$184
Forward mortgage loan sale contracts	66,000	471	12

	$133,040	$923	$196

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three-month periods ended December 31, 2023 and 2022 is as follows:

	Three Months Ended
	December 31,
(In thousands)	2023	2022

Interest rate lock commitments	$(268)	$599
Forward mortgage loan sale contracts	354	(545)

	$86	$54

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was 2.50% for 2023 and 2022. The Bank met all capital adequacy requirements to which it was subject as of December 31, 2023 and September 30, 2023.

As of December 31, 2023, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2023:

Total capital (to risk-weighted assets):
Consolidated	$231,709	12.12%	$153,002	8.00%	N/A	N/A
Bank	228,941	11.97	152,983	8.00	$191,229	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$169,080	8.84%	$114,752	6.00%	N/A	N/A
Bank	210,796	11.02	114,737	6.00	$152,983	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$169,080	8.84%	$86,064	4.50%	N/A	N/A
Bank	210,796	11.02 	86,053	4.50	$124,299	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$169,080	7.25%	$93,254	4.00%	N/A	N/A
Bank	210,796	9.05	93,219	4.00	$116,523	5.00%

As of September 30, 2023:

Total capital (to risk-weighted assets):
Consolidated	$230,735	11.47%	$160,965	8.00%	N/A	N/A
Bank	226,461	11.27	160,822	8.00	$201,027	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$165,391	8.22%	$120,724	6.00%	N/A	N/A
Bank	209,561	10.42	120,616	6.00	$160,822	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$165,391	8.22%	$90,543	4.50%	N/A	N/A
Bank	209,561	10.42	90,462	4.50	$130,668	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$165,391	7.24%	$91,375	4.00%	N/A	N/A
Bank	209,561	9.17	91,406	4.00	$114,259	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

On October 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the previously required incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans and held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities that management does not intend to sell or believes that it is more likely than not they will be required to sell. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after October 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net of tax decrease to retained earnings of $2.5 million as of October 1, 2023 for the cumulative effect of adopting ASC 326. As detailed in the following table, the transition adjustment included a $1.4 million increase to the allowance for credit losses (ACL), a $1.9 million increase in the ACL for unfunded commitments and a $859,000 increase in deferred tax assets.

The impact of adopting ASC 326 was as follows:

	As Reported under		Impact of
	ASC 326	Pre-ASC 326	ASC 326 Adoption
Assets
Allowance for credit losses (“ACL”) on loans
Residential real estate	5,678	4,641	1,037
Commercial real estate	2,032	1,777	255
Single tenant net lease	4,032	3,810	222
SBA commercial real estate	2,433	1,922	511
Multifamily	247	268	(21)
Residential construction	208	434	(226)
Commercial construction	325	282	43
Land and land development	233	307	(74)
Commercial business	1,219	1,714	(495)
SBA commercial business	1,407	1,247	160
Consumer	515	498	17
Allowance for credit losses on loans	18,329	16,900	1,429
Net deferred tax assets	19,817	18,859	859

Liabilities
Allowance for credit losses on off balance sheet credit exposures	1,940	—	1,940

In March 2022, the FASB issued ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This standard eliminates the accounting guidance on TDRs for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current period gross charge-offs by year or origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for any entities that have adopted ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard was adopted by the Company effective October 1, 2023. The adoption of this standard resulted in amended disclosures in the Company’s Condensed Consolidated Financial Statements, but did not materially impact the Company’s financial condition or results of operations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. Public entities are required to disclose significant expense categories and amounts for each reportable segment. Significant expense categories are derived from expenses that are regularly reported to an entity’s chief operating decision-maker (“CODM”), and included in a segment’s reported measures of profit or loss. Public entities are also required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss to assess segment performance. The ASU requires interim disclosures of certain segment-related disclosures that previously were only required annually. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the ASU should be applied prospectively. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.

12.	Segment Reporting

The Company’s operations include three primary segments: core banking, SBA lending, and mortgage banking. The core banking segment originates residential, commercial and consumer loans and attracts deposits from its customer base. Net interest income from loans and investments that are funded by deposits and borrowings is the primary revenue for the core banking segment. The SBA lending segment originates loans guaranteed by the SBA, subsequently selling the guaranteed portion to outside investors. Net gains on sales of loans, net servicing income and net interest income are the primary sources of revenue for the SBA lending segment. The mortgage banking segment originates residential mortgage loans and sells them in the secondary market. The Bank will continue to originate mortgage loans in its local markets that will either be sold in the secondary market or retained as portfolio loans, however the national mortgage banking division has been wound down as of December 31, 2023. Net gains on the sales of loans, net servicing income, income from derivative financial instruments and net interest income are the primary sources of revenue for the mortgage banking segment.

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

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals
Three Months Ended December 31, 2023:
Net interest income (loss)	$13,113	$1,003	$(3)	$14,113
Provision (credit) for credit losses	(49)	461	—	412
Net interest income after provision	13,162	542	(3)	13,701
Net gains on sales of loans, SBA	—	834	—	834
Mortgage banking income	11	—	78	89
Noninterest income	1,679	1,003	100	2,782
Noninterest expense	10,252	2,146	3,641	16,039
Income (loss) before taxes	4,589	(601)	(3,544)	444
Income tax expense (benefit)	541	(131)	(886)	(476)
Segment profit (loss)	4,048	(470)	(2,658)	920
Non-cash items:
Depreciation and amortization	593	2	13	608
Segment assets at December 31, 2023	2,214,573	87,429	6,090	2,308,092

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals
Three Months Ended December 31, 2022:
Net interest income	$15,008	$995	$258	$16,261
Provision for credit losses	701	283	—	984
Net interest income after provision	14,307	712	258	15,277
Net gains on sales of loans, SBA	—	775	—	775
Mortgage banking income (loss)	(10)	—	2,506	2,496
Noninterest income	1,928	754	2,506	5,188
Noninterest expense	9,797	1,924	5,790	17,511
Income (loss) before taxes	6,438	(458)	(3,026)	2,954
Income tax expense (benefit)	946	(107)	(756)	83
Segment profit (loss)	5,492	(351)	(2,270)	2,871
Non-cash items:
Depreciation and amortization	601	5	27	633
Segment assets at December 31, 2022	2,005,780	100,304	90,835	2,196,919

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three-month periods ended December 31, 2023 and 2022:

	Three Months Ended
	December 31,
	2023	2022

	(In thousands)
In Scope for ASC 606
Service charges on deposit accounts	$473	$558
ATM and interchange fees	449	739
Commission income	222	128
Other	25	25
Revenue from contracts with customers	1,169	1,450

Out of Scope for ASC 606
Gain on sale of SBA loans	834	775
Mortgage banking income	89	2,496
Increase in cash value of life insurance	329	225
Real estate lease income	115	117
Loan servicing and other income	246	125
Other noninterest income	1,613	3,738

Total noninterest income	$2,782	$5,188

A description of the Company’s revenue streams accounted for under ASC 606 follows:

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

Commission Income: The Company earns trust, insurance commissions, brokerage commissions and annuities income from its contracts with customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted services and are generally assessed based on the market value of assets under management. Fees that are transaction based, including trade execution services, are recognized when the transaction is executed. Other related fees, which are based on a fixed fee schedule, are recognized when the services are rendered.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.Mortgage Banking Income

The components of mortgage banking income for the three-month periods ended December 31, 2023 and 2022 were as follows:

	Three Months Ended
	December 31,
(In Thousands)	2023	2022

Origination and sale of mortgage loans (1)	$(211)	$732
Mortgage brokerage income	30	43
Net change in fair value of loans held for sale and interest rate lock commitments	(1,297)	1,267
Realized and unrealized gains (losses) from Forward sales commitments	354	(545)
Capitalized residential mortgage loan servicing rights	509	142
Net change in fair value of residential mortgage loan servicing rights	(803)	(1,240)
Provisions for loan repurchases and indemnifications	1,451	(328)
Net loan servicing income	56	2,425
Total mortgage banking income	$89	$2,496
(1)	Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, our service providers, and on the economy and financial markets, general economic conditions, including the effects of inflation, changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K, for the year ended September 30, 2023 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies; Critical Accounting Estimates

Other than the adoption of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, as described in Note 11, during the three-month period ended December 31, 2023, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K, for the year ended September 30, 2023.

Comparison of Financial Condition at December 31, 2023 and September 30, 2023

Cash and Cash Equivalents. Cash and cash equivalents increased $2.5 million from $30.8 million at September 30, 2023 to $33.4 million at December 31, 2023.

Loans. Net loans receivable increased $71.7 million, from $1.77 billion at September 30, 2023 to $1.84 billion at December 31, 2023, primarily due to growth in residential mortgage loans, commercial business loans and single tenant net lease commercial real estate loans, which increased by $39.8 million, $9.7 million and $9.0 million, respectively.

Loans Held for Sale. Loans held for sale decreased $23.0 million, from $45.9 million at September 30, 2023 to $22.9 million at December 31, 2023, due to a decrease in residential mortgage loans held for sale of $20.6 million and a decrease in SBA loans held for sale of $2.4 million. The decrease in residential mortgage loans held for sale was due to the wind down of the national mortgage banking operation. The decrease in SBA loans held for sale is due to loan sales outpacing originations during the period.

Securities Available for Sale. Securities available for sale increased $17.8 million, from $227.7 million at September 30, 2023 to $245.5 million at December 31, 2023, due to net increases in fair value of $20.2 million, partially offset by calls and maturities of $1.6 million and principal repayments of $765,000. The increases in fair value were primarily due to decreasing long term market interest rates during the quarter ended December 31, 2023, which resulted in an increase in the fair value of debt securities available for sale

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Securities Held to Maturity. Investment securities held to maturity decreased $37,000 and totaled $1.3 million at both December 31, 2023 and September 30, 2023, due primarily to calls and maturities during the period.

Mortgage Servicing Rights. Residential mortgage loan servicing rights decreased $59.1 million, from $59.8 million at September 30, 2023 to $709,000 at December 31, 2023, primarily due to the sale of substantially all of the residential servicing assets during the quarter ended December 31, 2023. Remaining residential servicing rights are expected to be sold during the quarter ending March 31, 2024.

Deposits. Total deposits increased $2.1 million and totaled $1.68 billion at both December 31, 2023 and September 30, 2023, due to a $41.5 million increase in interest-bearing deposits, partially offset by a $39.5 million decrease in non-interest bearing deposits. The increase in interest-bearing deposits was primarily due to a $64.6 million increase in brokered deposits. The decrease in noninterest-bearing deposits was primarily due to outflow of escrow deposits in connection with the sale of residential servicing rights during the quarter ended December 31, 2023.

FHLB Borrowings. Borrowings from the FHLB decreased $6.5 million, from $363.2 million at September 30, 2023 to $356.7 million at December 31, 2023. The decrease in borrowings was primarily due to the increased use of brokered certificates to fund loan growth due to more favorable rates in the brokered certificates market.

Stockholders’ Equity. Stockholders’ equity increased $13.5 million from $151.0 million at September 30, 2023 to $164.5 million at December 31, 2023, due primarily to a $16.0 million decrease in accumulated other comprehensive loss, partially offset by a decrease in retained net income of $2.6 million. The decrease in retained net income was primarily due to the Company’s adoption of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (commonly referred to as “CECL”) effective October 1, 2023 in the amount of $2.5 million net of tax. At December 31, 2023 and September 30, 2023, the Bank was considered “well-capitalized” under applicable regulatory capital guidelines.

Results of Operations for the Three Months Ended December 31, 2023 and 2022

Overview. The Company reported net income of $920,000, or $0.13 per diluted share, for the three-month period ended December 31, 2023 compared to net income of $2.9 million, or $0.41 per diluted share, for the three-month period ended December 31, 2022.

Net Interest Income. Net interest income decreased $2.1 million, or 13.2%, for the three-month period ended December 31, 2023 as compared to the same period in 2022. Average interest-earning assets increased $190.5 million and average interest-bearing liabilities increased $265.8 million when comparing the two periods. The tax-equivalent net interest margin was 2.69% for 2023 compared to 3.41% for 2022.

Total interest income increased $5.2 million when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $190.5 million, from $1.98 billion for 2022 to $2.17 billion for 2023, and an increase in the average tax equivalent yield on interest-earning assets from 4.87% for 2022 to 5.37% for 2023. The increase in the average balance of interest-earning assets was due to a $274.5 million increase in the average balance of total loans, partially offset by a decrease in the average balance of investment securities of $89.8 million.

Total interest expense increased $7.3 million due to an increase in the average balance of interest-bearing liabilities of $265.8 million, from $1.61 billion for 2022 to $1.88 billion for 2023, and an increase in the average cost of interest-bearing liabilities from 1.79% for 2022 to 3.10% for 2023. The increase in the average cost of interest-bearing liabilities for 2023 was due primarily to higher rates for FHLB borrowings, brokered deposits, and money market deposit accounts as a result of increased market interest rates due to competition and higher U.S. Treasury rates.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended December 31, 2023 and 2022. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Three Months Ended December 31,
	2023			2022
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$20,350	$249	4.89%	$19,379	$144	2.97%
Loans	1,857,654	26,155	5.63	1,583,182	20,222	5.11
Investment securities - taxable	103,728	942	3.63	111,936	955	3.41
Investment securities - nontaxable	159,907	1,687	4.22	241,504	2,505	4.15
FRB and FHLB stock	24,968	74	1.19	20,063	220	4.39
Total interest-earning assets	2,166,607	29,107	5.37	1,976,064	24,046	4.87

Noninterest-earning assets	137,807			144,887
Total assets	$2,304,414			$2,120,951

Liabilities and equity:
NOW accounts	$336,339	$715	0.85%	$349,363	$423	0.48%
Money market deposit accounts	294,173	2,568	3.49	235,188	795	1.35
Savings accounts	166,221	58	0.14	171,583	27	0.06
Time deposits	592,651	6,648	4.49	457,285	2,913	2.55
Total interest-bearing deposits	1,389,384	9,989	2.88	1,213,419	4,158	1.37

FHLB borrowings	440,786	3,769	3.42	311,146	1,919	2.47
Subordinated debt and other borrowings	48,458	784	6.47	88,304	1,145	5.19
Total interest-bearing liabilities	1,878,628	14,542	3.10	1,612,869	7,222	1.79

Noninterest-bearing deposits	228,100			328,208
Other noninterest-bearing liabilities	45,681			26,844
Total liabilities	2,152,409			1,967,921

Total stockholders’ equity	152,005			153,030

Total liabilities and equity	$2,304,414			$2,120,951
Net interest income (taxable equivalent basis)		14,565			16,824
Less: taxable equivalent adjustment		(452)			(563)
Net interest income		$14,113			$16,261
Interest rate spread (taxable equivalent basis)			2.27%			3.08%
Net interest margin (taxable equivalent basis)			2.69%			3.41%
Average interest-earning assets to average interest-bearing liabilities			115.33%			122.52%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended December 31, 2023 and 2022. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended December 31, 2023
	Compared to
	Three Months Ended December 31, 2022
	Increase (Decrease)
	Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$95	$10	$105
Loans	2,248	3,685	5,933
Investment securities - taxable	59	(72)	(13)
Investment securities - nontaxable	36	(854)	(818)
FRB and FHLB stock	(180)	34	(146)
Total interest-earning assets	2,258	2,803	5,061

Interest expense:
Deposits	4,896	935	5,831
Borrowings from FHLB	896	954	1,850
Subordinated debt	220	(581)	(361)
Total interest-bearing liabilities	6,012	1,308	7,320

Net increase (decrease) in net interest income (taxable equivalent basis)	$(3,754)	$1,495	$(2,259)

Provision for Credit Losses. The Company recognized a provision for credit losses of $412,000 for the three-month period ended December 31, 2023, primarily due to loan portfolio growth, compared to $984,000 for the same period in 2022. The $412,000 provision expense for the three-month period ended December 31, 2023 was comprised of a $470,000 provision expense for loan losses and a $58,000 credit for unfunded commitments.

The Company recognized net charge-offs of $9,000 for the three-month period ended December 31, 2023 compared to net charge-offs of $264,000 for the same period in 2022.

Noninterest Income. Noninterest income decreased $2.4 million for the three-month period ended December 31, 2023 as compared to the same period in 2022. The decrease was due primarily to a $2.4 million decrease in mortgage banking income in 2023 compared to the same period in 2022. The decrease in mortgage banking income was primarily due to the wind down of the national mortgage banking operation. The Company continues to originate mortgage loans in its local markets.

Noninterest Expense. Noninterest expense decreased $1.5 million for the three-month period ended December 31, 2023 as compared to the same period in 2022. The decrease was due primarily to decreases in compensation and benefits expense of $1.0 million and other operating expense of $1.0 million. The decrease in compensation and benefits expense was due primarily to the reduction in staffing due to the wind down of the national mortgage banking operation. The decrease in other operating expense was primarily due to litigation accruals and adjustments of $460,000 and a loss on captive insurance of $385,000 in 2022 with no corresponding amounts in 2023, and the reversal of a litigation accrual of $275,000 made in 2023 with no corresponding amount in 2022.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Income Tax Expense. The Company recognized income tax benefit of $476,000 for the three-month period ended December 31, 2023 as compared to income tax expense of $83,000 for the same period in 2022. The decrease in income tax expense was primarily due to lower pre-tax income and utilization of investment tax credits related to solar projects in the 2023 period.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2023, the Bank had cash and cash equivalents of $33.4 million and securities available-for-sale with a fair value of $245.5 million, including $190.3 million that are unpledged. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on federal funds purchased lines of credit facilities with other financial institutions and additional collateral eligible for repurchase agreements. At December 31, 2023, the Bank had the ability to borrow a total of $598.2 million from the FHLB, of which $356.7 million was borrowed and outstanding. In addition, the Bank had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at December 31, 2023. The Bank also had three other federal funds line of credit facilities with other financial institutions from which we had the ability to borrow the lesser of $5.0 million or 50% of the Bank’s equity capital,  $22 million and $15 million, respectively. The Bank did not have any outstanding federal funds purchased at December 31, 2023.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. If these maturing deposits do not remain with the Bank, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. As of December 31, 2023, deposits exceeding the FDIC insurance limit of $250,000 per insured account were estimated to be $448.7 million, or 26.6% of total deposits. When excluding Indiana public funds accounts, the total uninsured amount was estimated to be $196.2 million, or 11.7% of total deposits, as of December 31, 2023.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2023, the Company (unconsolidated basis) had liquid assets of $5.9 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of December 31, 2023, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.05%, 11.02%, 11.02% and 11.97%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under prompt corrective action provisions. At December 31, 2023, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K, for the year ended September 30, 2023.

For the three-month period ended December 31, 2023, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

	At December 31, 2023		At September 30, 2023
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(6,034)	(10.20)%	$(6,660)	(11.71)%
200bp	(3,948)	(6.68)	(4,349)	(7.65)
100bp	(2,062)	(3.49)	(2,223)	(3.91)
(100)bp	1,886	3.19	2,214	3.89
(200)bp	3,778	6.39	4,451	7.83

At December 31, 2023, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% would decrease our net interest income by $2.1 million, or 3.49%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 6.68% and 10.20%, respectively. An immediate and sustained decrease in rates of 1.00% would increase our net interest income by $1.9 million, or 3.19%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to increase by 6.39%.

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

Due to the material weaknesses in internal control over financial reporting identified and described below, management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and has concluded that the Company’s internal control over financial reporting was not effective as of that date because of the material weaknesses.

During management’s assessment, management identified material weaknesses in internal control over financial reporting related to the following:

●	The Company did not maintain effective controls over the review of the allowance for credit losses calculation, including appropriate precision of management review of qualitative factors.
●	The Company did not maintain effective controls over the design and operation of the monthly and quarterly closing routines. Specifically, inappropriate assignment of administrator access for multiple significant information technology applications, lack of requirements for review of manual journal entries, timing and frequency of certain general ledger account reconciliations, precision and accuracy of management period end financial statement review process, and inappropriate documentation to support performance of closing routines including completion of a disclosure checklist.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

During the quarter ended December 31, 2023, management took steps to begin to remediate the material weakness related to controls over the review of the allowance for credit losses by enhancing the Company’s internal control documentation and improving the precision of review of qualitative factors by management.

During the quarter ended December 31, 2023, management additionally took steps to begin to improve the design and operation of the monthly and quarterly closing routines. The timing and frequency of general ledger account reconciliations and review of the reconciliations has been modified with a greater emphasis on quarter end dates, certain members of financial management have developed and completed quarterly checklists and a disclosure checklist is now being completed on a quarterly basis.

Changes in Internal Controls. Other than changes described above, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of December 31, 2023, the Company is not a party to any legal proceedings that require disclosure or the recording of an accrual. Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended September 30, 2023 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K. However, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended December 31, 2023:

			(c)	(d)
			Total number of shares	Maximum number (or
	(a)	(b)	(or units) purchased as	appropriate dollar value) of
	Total number of	Average price	part of publicly	shares (or units) that may yet
	shares (or units)	paid per share	announced plans or	be purchased under the plans
Period	purchased	(or unit)	programs (1)	or programs
October 1, 2023 through October 31, 2023	—	$—	—	27,548
November 1, 2023 through November 30, 2023	2,636	$15.10	2,636	24,912
December 1, 2023 through December 31, 2023	—	$—	—	24,912
Total	2,636	$15.10	2,636	24,912
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

During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 6.	Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated	February 9, 2024	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated	February 9, 2024	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer