Form 10-K/A
period 2023-09-30
First Savings Financial Group, Inc.
filed 2024-02-29
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $136.0 million, based upon the closing price of $16.09 per share as quoted on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2023.

The number of shares outstanding of the registrant’s common stock as of December 4, 2023 was 6,917,921.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K.

EXPLANATORY NOTE

This Form 10-K/A is filed to amend Part IV, Item 15 (Exhibits and Financial Statement Schedules) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as filed on December 20, 2023 (the "Original Form 10-K"), to include as an exhibit the First Savings Financial Group, Inc. Clawback Policy.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. As such, information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and other filings of First Savings Financial Group, Inc. with the Securities and Exchange Commission.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
3.2	Articles of Amendment to the Articles of Incorporation for the Series A Preferred Stock (8)
3.3	Bylaws of First Savings Financial Group, Inc. (1)
4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
10.1	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Larry W. Myers, dated October 7, 2009* (3)
10.2	Change in Control Agreement by and between First Savings Bank and Jackie R. Journell dated October 7, 2019 (6)
10.3	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Anthony A. Schoen, dated October 7, 2009* (3)
10.4	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (4)
10.5	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (4)
10.6	Agreement and Plan of Reorganization dated July 21, 2017 (2)
10.7	Amended and Restated Director Deferred Compensation Agreement* (1)
10.8	Subordinated Note Purchase Agreement dated September 20, 2018 (5)
10.9	Subordinated Note Purchase Agreement dated March 18, 2022 (7)
21.0	Subsidiaries of the Registrant (9)
23.0	Consent of FORVIS, LLP (9)
23.1	Consent of Monroe Shine & Co., Inc. (9)
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
97.0	First Savings Financial Group, Inc. Clawback Policy
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.
104.0	Cover Page Interactive Data File (Formatted in Inline XBRL)

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-151636), as amended, initially filed with the Securities and Exchange Commission on June 13, 2008.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017.
(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.
(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2018.
(6)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 17, 2020.
(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on form 8-K filed with the Securities and Exchange Commission on March 21, 2022.
(8)	Incorporated herein by reference to the exhibits to the Company’s Current Report on form 8-K filed with the Securities and Exchange Commission on August 17, 2011.
(9)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: February 29, 2024	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer and Director