Form 10-Q
period 2024-03-31
First Savings Financial Group, Inc.
filed 2024-05-09
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2024 was 6,883,160.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
(In thousands, except share and per share data)	2024	2023
ASSETS
Cash and due from banks	$16,114	$18,014
Interest-bearing deposits with banks	46,855	12,831
Total cash and cash equivalents	62,969	30,845

Interest-bearing time deposits	490	490
Debt securities available for sale, at fair value, net of allowance for credit losses of $23 at March 31, 2024	238,972	227,739
Debt securities held to maturity	1,170	1,300
Loans held for sale, residential mortgage, at fair value	2,979	24,692
Loans held for sale, Small Business Administration	16,129	21,163
Loans, net of allowance for credit losses of $19,392 at March 31, 2024 and $16,900 at September 30, 2023	1,882,458	1,770,243
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	24,986	24,939
Premises and equipment, net	27,177	27,861
Other real estate owned, held for sale	647	677
Accrued interest receivable:
Loans	8,951	7,809
Securities	1,923	2,352
Cash surrender value of life insurance	46,888	46,226
Goodwill	9,848	9,848
Core deposit intangibles	479	561
Residential mortgage loan servicing rights, at fair value	—	59,768
Nonresidential mortgage loan servicing rights	78	101
SBA loan servicing rights	2,950	2,950
Other assets	35,889	29,290

Total Assets	$2,364,983	$2,288,854

LIABILITIES
Deposits:
Noninterest-bearing	$196,239	$242,237
Interest-bearing	1,591,207	1,439,557
Total deposits	1,787,446	1,681,794

Federal Home Loan Bank borrowings	315,000	363,183
Other borrowings	48,523	48,444
Accrued interest payable	11,281	8,926
Advance payments by borrowers for taxes and insurance	867	1,027
Reserve for unfunded lending commitments	1,623	—
Accrued expenses and other liabilities	35,187	34,499
Total Liabilities	2,199,927	2,137,873

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 7,797,146 shares at March 31, 2024 (7,778,471 at September 30, 2023); outstanding 6,883,160 shares at March 31, 2024 (6,867,121 shares at September 30, 2023)	78	78
Additional paid-in capital	27,397	26,986
Retained earnings - substantially restricted	167,648	166,306
Accumulated other comprehensive loss	(17,144)	(29,587)
Unearned stock compensation	(1,096)	(1,015)
Less treasury stock, at cost - 913,986 shares (911,350 shares at September 30, 2023)	(11,827)	(11,787)
Total Stockholders’ Equity	165,056	150,981

Total Liabilities and Stockholders’ Equity	$2,364,983	$2,288,854

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except share and per share data)	2024	2023	2024	2023

INTEREST INCOME
Loans, including fees	$27,019	$21,297	$53,076	$41,482
Securities:
Taxable	924	957	1,866	1,912
Tax-exempt	1,313	2,001	2,646	3,980
Dividend income	499	364	573	584
Interest-bearing deposits with banks	261	192	510	336
Total interest income	30,016	24,811	58,671	48,294

INTEREST EXPENSE
Deposits	12,547	6,265	22,536	10,423
Federal Home Loan Bank borrowings	2,298	2,915	6,067	4,834
Other borrowings	833	719	1,617	1,864
Total interest expense	15,678	9,899	30,220	17,121

Net interest income	14,338	14,912	28,451	31,173

Provision for credit losses - loans	713	372	1,183	1,356
Credit for unfunded lending commitments	(259)	—	(317)	—
Provision for credit losses - securities	23	—	23	—

Net interest income after provision for credit losses	13,861	14,540	27,562	29,817

NONINTEREST INCOME
Service charges on deposit accounts	387	471	860	1,029
ATM and interchange fees	585	586	1,034	1,325
Net unrealized gain on equity securities	6	21	44	35
Other than temporary impairment loss on securities	—	—	—	(28)
Net gain on sales of loans, Small Business Administration	951	907	1,785	1,682
Mortgage banking income	53	4,149	142	6,645
Increase in cash surrender value of life insurance	333	266	662	491
Commission income	220	189	442	317
Real estate lease income	115	117	230	234
Net gain on premises and equipment	120	29	120	29
Other income	940	781	1,173	945
Total noninterest income	3,710	7,516	6,492	12,704

NONINTEREST EXPENSE
Compensation and benefits	7,589	10,407	17,252	21,092
Occupancy and equipment	1,673	1,920	3,714	3,780
Data processing	516	983	1,309	1,760
Advertising	212	519	530	937
Professional fees	501	778	1,580	1,571
FDIC insurance premiums	628	369	1,114	677
Net loss on other real estate owned	2	—	8	—
Other operating expenses	657	3,023	2,310	5,693
Total noninterest expense	11,778	17,999	27,817	35,510
Net income before income taxes	5,793	4,057	6,237	7,011
Income tax expense	866	333	390	416
Net Income	$4,927	$3,724	$5,847	$6,595

Net income per share:
Basic	$0.72	$0.54	$0.86	$0.96
Diluted	$0.72	$0.54	$0.85	$0.95

Weighted average shares outstanding:
Basic	6,832,130	6,842,897	6,828,017	6,879,805
Diluted	6,859,611	6,881,496	6,849,928	6,926,277

Dividends per share	$0.15	$0.14	$0.29	$0.27

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2024	2023	2024	2023

Net Income	$4,927	$3,724	$5,847	$6,595

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(4,526)	6,077	15,704	16,276
Income tax (expense) benefit	970	(1,276)	(3,279)	(3,418)
Net of tax amount	(3,556)	4,801	12,425	12,858

Less: reclassification adjustment for provision for credit losses on securities included in net income	23	—	23	—
Income tax expense	(5)	—	(5)	—
Net of tax amount	18	—	18	—

Less: reclassification adjustment for other-than-temporary impairment loss on securities included in net income	—	—	—	28
Income tax benefit	—	—	—	(6)
Net of tax amount	—	—	—	22

Other Comprehensive Income (Loss)	(3,538)	4,801	12,443	12,880

Comprehensive Income	$1,389	$8,525	$18,290	$19,475

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned
	Common	Additional	Retained	Comprehensive	Stock	Treasury
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Three Months Ended March 31, 2023:
'Balances at January 1, 2023	$78	$27,347	$163,890	$(19,000)	$(1,361)	$(10,810)	$160,144

Net income	—	—	3,724	—	—	—	3,724

Other comprehensive income	—	—	—	4,801	—	—	4,801

Common stock dividends - $0.14 per share	—	—	(962)	—	—	—	(962)

Restricted stock forfeitures - 2,000 shares	—	(53)	—	—	53	—	—

Stock compensation expense	—	71	—	—	97	—	168

Purchase of 50,000 treasury shares	—	—	—	—	—	(977)	(977)

Balances at March 31, 2023	$78	$27,365	$166,652	$(14,199)	$(1,211)	$(11,787)	$166,898

Three Months Ended March 31, 2024:
'Balances at January 1, 2024	$78	$27,319	$163,753	$(13,606)	$(1,194)	$(11,827)	$164,523

Net income	—	—	4,927	—	—	—	4,927

Other comprehensive loss	—	—	—	(3,538)	—	—	(3,538)

Common stock dividends - $0.15 per share	—	—	(1,032)	—	—	—	(1,032)

Stock compensation expense	—	78	—	—	98	—	176

Balances at December 31, 2023	$78	$27,397	$167,648	$(17,144)	$(1,096)	$(11,827)	$165,056

Six Months Ended March 31, 2023:
Balances at October 1, 2022	$78	$26,770	$161,927	$(27,079)	$(969)	$(9,162)	$151,565

Net income	—	—	6,595	—	—	—	6,595

Other comprehensive income	—	—	—	12,880	—	—	12,880

Common stock dividends - $0.27 per share	—	—	(1,870)	—	—	—	(1,870)

Restricted stock grants - 22,000 shares	—	495	—	—	(495)	—	—

Restricted stock forfeitures - 2,000 shares	—	(53)	—	—	53	—	—

Stock compensation expense	—	153	—	—	200	—	353

Purchase of 124,710 treasury shares	—	—	—	—	—	(2,625)	(2,625)

Balances at March 31, 2023	$78	$27,365	$166,652	$(14,199)	$(1,211)	$(11,787)	$166,898

Six Months Ended March 31, 2024:
Balances at October 1, 2023	$78	$26,986	$166,306	$(29,587)	$(1,015)	$(11,787)	$150,981

Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	(2,510)	—	—	—	(2,510)

Balances at October 1, 2023, adjusted	78	26,986	163,796	(29,587)	(1,015)	(11,787)	148,471

Net income	—	—	5,847	—	—	—	5,847

Distribution to Q2 minority interest	—	(18)	—	—	—	—	(18)

Other comprehensive income	—	—	—	12,443	—	—	12,443

Common stock dividends - $0.29 per share	—	—	(1,995)	—	—	—	(1,995)

Restricted stock grants - 19,475 shares	—	294	—	—	(294)	—	—

Restricted stock forfeitures - 800 shares	—	(18)	—	—	18	—	—

Stock compensation expense	—	153	—	—	195	—	348

Purchase of 2,636 treasury shares	—	—	—	—	—	(40)	(40)

Balances at March 31, 2024	$78	$27,397	$167,648	$(17,144)	$(1,096)	$(11,827)	$165,056

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,847	$6,595
Adjustments to reconcile net income to net cash provided by (used in )
operating activities:
Provision for credit losses - loans	1,183	1,356
Credit for unfunded lending commitments	(317)	—
Provision for credit losses - securities	23	—
Depreciation and amortization	1,201	1,262
Amortization of premiums and accretion of discounts on securities, net	145	351
Amortization and accretion of fair value adjustments on loans, net	(631)	(758)
Loans originated for sale, residential mortgage	(61,979)	(192,616)
Loans originated for sale, Small Business Administration	(23,498)	(16,779)
Proceeds on sales of loans, residential mortgage	82,076	195,499
Proceeds on sales of loans, Small Business Administration	30,530	27,772
Net realized (gain) loss on sale of residential mortgage loans	1,368	(466)
Net realized gain on sale of SBA loans	(1,961)	(1,223)
Capitalization of loan servicing rights	(1,044)	(898)
Proceeds from sale of residential mortgage loan servicing rights	59,464	—
Loss on sale of residential mortgage loan servicing rights	4	—
Net change in value of residential loan servicing rights	809	2,507
Net change in value of SBA and nonresidential mortgage loan servicing rights	558	539
Net realized and unrealized gain on other real estate owned	(5)	—
Other than temporary impairment loss on securities	—	28
Increase in cash surrender value of life insurance	(662)	(491)
Net gain on equity securities	(44)	(35)
Deferred income taxes	(15,382)	(1,381)
Stock compensation expense	348	353
Net gain on premises and equipment	(120)	(29)
Increase in accrued interest receivable	(713)	(1,541)
Increase in accrued interest payable	2,355	1,352
Change in other assets	(1,478)	(9,840)
Change in other liabilities	12,557	9,646
Net Cash Provided by Operating Activities	90,634	21,203

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	—	(490)
Proceeds from maturities of interest-bearing time deposits	—	470
Purchase of securities available for sale	—	(11,273)
Principal collected and proceeds from maturities of securities available for sale	4,327	8,836
Principal collected and proceeds from maturities of securities held to maturity	130	124
Net increase in loans	(114,196)	(124,988)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	1	15
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(48)	(3,600)
Proceeds from sale of other real estate	35	—
Proceeds from sale of premises and equipment	150	—
Purchase of premises and equipment	(386)	(1,623)
Investment in partnership interests	(3,779)	(3,441)
Distribution to Q2 minority interests	(18)	—
Net Cash Used In Investing Activities	(113,784)	(135,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	105,652	27,048
Net increase (decrease) in Federal Home Loan Bank line of credit	(8,183)	492
Proceeds from Federal Home Loan Bank advances	1,310,000	5,890,000
Repayment of Federal Home Loan Bank advances	(1,350,000)	(5,760,000)
Net decrease in other borrowings	—	(37,989)
Net decrease in advance payments by borrowers for taxes and insurance	(160)	(114)
Taxes paid on stock award shares for employees	—	(30)
Purchase of treasury shares	(40)	(2,625)
Dividends paid on common stock	(1,995)	(1,870)
Net Cash Provided By Financing Activities	55,274	114,912

Net Increase in Cash and Cash Equivalents	32,124	145

Cash and cash equivalents at beginning of period	30,845	41,665

Cash and Cash Equivalents at End of Period	$62,969	$41,810

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	27,865	15,769
Income taxes (net of refunds received)	6,080	(114)

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

During the three-month period ended December 31, 2023, the Bank ceased its national originate-to-sell mortgage banking operation. The Bank continues to originate residential mortgage loans in its local southern Indiana and first-lien home equity lines of credit from its loan production office in Franklin, Tennessee.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2024, the results of operations for the three- and six-month periods ended March 31, 2024 and 2023, and the cash flows for the six-month periods ended March 31, 2024 and 2023. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited condensed consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Management estimates the ACL balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience paired with economic forecasts provides the basis for the quantitatively modeled estimates of expected credit losses. The Company adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. The adjustments are commonly known as the Qualitative Framework. The ACL model for each segment is adjusted for (1) changes in the Company’s lending policy, (2) changes in international, national, regional and local economic conditions, (3) changes in the nature and volume of the portfolio and terms of loans, (4) changes in the experience, depth and ability of lending management, (5) changes in the volume and severity of past due loans and other similar conditions, (6) changes in the quality of the Company’s loan review system, (7) changes in the value of underlying collateral, (8) the existence and effect of any concentrations of credit and changes in the levels of such concentrations and (9) the effect of other external factors such as competition, legal and regulatory requirements. Changes in forecasted expectations for these variables could result in volatility in the Company’s ACL in future periods.

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

The allowance for unfunded commitments was $1.6 million as of March 31, 2024. There was no ACL on unfunded commitments at September 30, 2023. The Company recorded a credit for credit losses on unfunded commitments of $259,000 and $317,000 for the three- and six-months periods ended March 31, 2024, respectively. There was no provision for credit losses on unfunded commitments for the three- and six-month periods ended March 31, 2023.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Allowance for Credit Losses – Available for Sale (AFS) Securities

For AFS securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the AFS security amortized cost basis is written down to fair value through income. If the criteria is not met, the Company is required to assess whether the decline in fair value has resulted from credit losses of noncredit-related factors. If the assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on AFS securities from the estimate of credit losses and report accrued interest separately on the condensed consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note 2 – Investment Securities, for additional information related to the Company’s allowance for credit losses on AFS securities.

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

At this time, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities in an unrealized loss position prior to maturity or recovery of the recorded value. The Company recorded $23,000 of reserves on investment securities for the three- and six-month periods ended March 31, 2024. The Company recorded no reserves on investment securities for the three- and six-month periods ended March 31, 2023.

The Company’s held to maturity (“HTM”) debt securities consist of two agency mortgage-backed securities and two municipal bonds. The agency mortgage-backed securities carry an explicit and/or implicit guarantee of the U.S. government, are widely considered as “risk free” and have a long history of zero credit loss. The two HTM municipal bonds are unrated, but have performed as agreed and are not considered to be credit impaired. The carrying value of HTM debt securities totaled $1.2 million at March 31, 2024. There were no HTM securities on nonaccrual status or past due as of March 31, 2024 or September 30, 2023. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2024 or September 30, 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Debt Securities Available for Sale and Held to Maturity

The following tables provide a summary of debt securities available for sale and held to maturity:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gain	Losses	Losses	Value

	(In thousands)
March 31, 2024:
Debt securities available for sale:

U.S. Treasury notes	$30,665	$—	$3,695	$—	$26,970
Agency mortgage-backed	27,726	—	3,212	—	24,514
Agency CMO	13,807	—	1,080	—	12,727
Privately-issued CMO	287	2	1	23	265
Privately-issued ABS	367	13	2	—	378
SBA certificates	11,251	—	428	—	10,823
Municipal bonds	174,612	415	12,932	—	162,095
Other	2,000	—	800	—	1,200

Total debt securities available for sale	$260,715	$430	$22,150	$23	$238,972

Debt securities held to maturity:

Agency mortgage-backed	$32	$—	$—	$—	$32
Municipal bonds	1,138	11	—	—	1,149

Total debt securities held to maturity	$1,170	$11	$—	$—	$1,181

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
September 30, 2023:
Debt securities available for sale:

U.S. Treasury notes	$30,598	$—	$4,649	$25,949
Agency mortgage-backed	28,542	—	4,274	24,268
Agency CMO	14,064	—	1,322	12,742
Privately-issued CMO	424	2	30	396
Privately-issued ABS	433	13	3	443
SBA certificates	11,587	—	842	10,745
Municipal bonds	177,561	19	26,096	151,484
Other	2,000	—	288	1,712

Total debt securities available for sale	$265,209	$34	$37,504	$227,739

Debt securities held to maturity:

Agency mortgage-backed	$36	$—	$1	$35
Municipal bonds	1,264	4	—	1,268

Total debt securities held to maturity	$1,300	$4	$1	$1,303

The amortized cost and fair value of investment securities as of March 31, 2024 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$4,401	$4,367	$254	$256
Due after one year through five years	8,262	8,140	606	612
Due after five years through ten years	44,344	39,390	278	281
Due after ten years	150,270	138,368	—	—
CMO	14,094	12,992	—	—
ABS	367	378	—	—
SBA certificates	11,251	10,823	—	—
Mortgage-backed securities	27,726	24,514	32	32

	$260,715	$238,972	$1,170	$1,181

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

	(Dollars in thousands)
March 31, 2024:
Debt securities available for sale:
Continuous loss position less than twelve months:
U.S. Treasury notes	5	$1,611	$26
Agency mortgage-backed	1	55	2
Municipal bonds	16	17,881	115
Other	1	1,200	800

Total less than twelve months	23	20,747	943

Continuous loss position more than twelve months:
U.S. Treasury notes	1	25,359	3,669
Agency mortgage-backed	14	24,105	3,210
Agency CMO	15	12,728	1,080
Privately-issued CMO	1	244	1
Privately-issued ABS	1	165	2
SBA certificates	3	10,822	428
Municipal bonds	118	107,395	12,817

Total more than twelve months	153	180,818	21,207

Total debt securities available for sale	176	$201,565	$22,150

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

At March 31, 2024, the Company did not have any securities held to maturity with an unrealized loss.

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

All debt securities available for sale with unrealized losses are reviewed quarterly. For debt securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the income statement. For debt securities available for sale in an unrealized loss position that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit deterioration or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis.

The total debt securities available for sale in loss positions at March 31, 2024, which consisted of U.S. Treasury notes, agency mortgage-backed securities, agency CMOs, privately-issued CMOs, privately-issued ABS, municipal bonds, SBA certificates and other securities represented 84% of total debt securities available for sale at March 31, 2024. All of the municipal securities are issued by municipal governments and are generally secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At March 31, 2024, the Company held five privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $508,000 and fair value of $488,000 that have been downgraded to a substandard regulatory classification due to the securities credit quality rating by various rating agencies.

At March 31, 2024, two privately-issued CMO securities and one privately-issued ABS were in a loss position, and had depreciated approximately 5.8% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $409,000 and a total unrealized loss of $25,000 at March 31, 2024. Based on the independent third party analysis of the expected cash flows, two securities had a credit loss totaling $23,000 that was recorded through provision for credit losses on securities during the three- and six-month periods ended March 31, 2024. No other-than temporary impairment was recognized during the three months ended March 31, 2023. An other-than temporary impairment charge of $28,000 was recognized in the six months ended March 31, 2023, which was prior to the Company’s adoption of CECL. While the Company does not anticipate additional credit-related impairment losses at March 31, 2024, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related impairment charge in the future.

The unrealized losses on U.S. Treasury bills and notes, agency mortgage-backed securities, agency CMOs, SBA certificates and municipal bonds relate principally to changes in current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company has not recorded an allowance for credit losses at March 31, 2024.

During the three-and six-month periods ended March 31, 2024 and 2023, there were no sales of debt securities available for sale.

At March 31, 2024 and September 30, 2023, available for sale debt securities with a total fair value of $53.8 million and $52.9 million, respectively, were pledged to secure FHLB borrowings. At March 31, 2024, available for sale debt securities with a total fair value of $61.6 million were pledged to secure Federal Reserve Discount Window borrowings. At September 30, 2023, there were no available for sale debt securities pledged to secure Federal Reserve Discount Window borrowings.

The following table provides information about the activity for available for sale debt securities for which an allowance for credit losses was recorded, by major security type for the three- and six-month periods ended March 31, 2024.

	Allowance for Credit Losses
	Private Label CMO
	Three-Months	Six-Months
	Ended	Ended
	March 31, 2024	March 31, 2024
Allowance for credit losses
Beginning of year, October 1, 2023	$—	$—
Provision for credit loss expense	24	24
Reductions due to increases in expected cash flows	(1)	(1)
Recoveries	—	—
Balance at end of period	$23	$23

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Credit Losses

Loans at March 31, 2024 and September 30, 2023 consisted of the following:

	March 31,	September 30,
	2024	2023

	(In thousands)
Real estate mortgage:
Residential	$609,182	$528,410
Commercial	183,522	187,232
Single tenant net lease	751,357	757,388
SBA commercial (1)	47,008	47,078
Multifamily	39,944	34,892
Residential construction	52,166	24,924
Commercial construction	20,978	14,588
Land and land development	15,573	17,234
Commercial business	124,153	117,594
SBA commercial business (1)	18,568	16,939
Consumer	38,467	39,915
Total loans	1,900,918	1,786,194

Deferred loan origination fees and costs, net	932	949
Allowance for credit losses	(19,392)	(16,900)

Loans, net	$1,882,458	$1,770,243
(1)	Includes discounts on SBA loans of $3.4 million and $3.3 million for March 31, 2024 and September 30, 2023, respectively.

During the six-month period ended March 31, 2024, there were no significant changes in the Company’s lending activities as disclosed in the Company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2023. As discussed in Note 11, on October 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the previously required incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology.

At March 31, 2024 and September 30, 2023, the Company owned $444,000 of residential real estate where physical possession has been obtained. At March 31, 2024 and September 30, 2023, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $539,000.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024 and 2023:

	Beginning Balance	Provisions (Credits)	Charge-Offs	Recoveries	Ending Balance

March 31, 2024:	(In thousands)
Residential real estate	$5,688	$686	$—	$7	$6,381
Commercial real estate	1,797	(152)	—	—	1,645
Single tenant net lease	4,080	(316)	—	—	3,764
SBA commercial real estate	2,871	—	—	1	2,872
Multifamily	321	89	—	—	410
Residential construction	304	47	—	—	351
Commercial construction	384	47	—	—	431
Land and land development	197	(23)	—	—	174
Commercial business	1,222	288	(26)	—	1,484
SBA commercial business	1,499	(49)	(21)	5	1,434
Consumer	426	96	(101)	25	446
	$18,789	$713	$(148)	$38	$19,392

March 31, 2023:
Residential real estate	$3,100	$424	$—	$13	$3,537
Commercial real estate	1,751	32	—	—	1,783
Single tenant net lease	3,804	(78)	—	—	3,726
SBA commercial real estate	2,398	212	(3)	—	2,607
Multifamily	252	74	—	—	326
Residential construction	367	(121)	—	—	246
Commercial construction	83	—	—	—	83
Land and land development	200	(2)	—	—	198
Commercial business	1,255	37	—	30	1,322
SBA commercial business	2,338	(262)	—	12	2,088
Consumer	532	56	(56)	10	542
	$16,080	$372	$(59)	$65	$16,458

The following table presents the activity in the allowance for credit losses by portfolio segment for the six months ended March 31, 2024 and 2023:

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Beginning Balance	Adoption of ASC 326	Provisions (Credits)	Charge-Offs	Recoveries	Ending Balance

	(In thousands)
March 31, 2024:
Residential real estate	$4,641	$1,037	$695	$—	$8	$6,381
Commercial real estate	1,777	255	(387)	—	—	1,645
Single tenant net lease	3,810	222	(268)	—	—	3,764
SBA commercial real estate	1,922	511	379	(2)	62	2,872
Multifamily	268	(21)	163	—	—	410
Residential construction	434	(226)	143	—	—	351
Commercial construction	282	43	106	—	—	431
Land and land development	307	(74)	(59)	—	—	174
Commercial business	1,714	(495)	291	(26)	—	1,484
SBA commercial business	1,247	160	23	(24)	28	1,434
Consumer	498	17	97	(209)	43	446
	$16,900	$1,429	$1,183	$(261)	$141	$19,392

March 31, 2023:
Residential real estate	$2,716	$—	$806	$—	$15	$3,537
Commercial real estate	1,590	—	193	—	—	1,783
Single tenant net lease	3,838	—	(112)	—	—	3,726
SBA commercial real estate	2,578	—	106	(77)	—	2,607
Multifamily	251	—	75	—	—	326
Residential construction	305	—	(59)	—	—	246
Commercial construction	107	—	(24)	—	—	83
Land and land development	212	—	(14)	—	—	198
Commercial business	1,193	—	69	—	60	1,322
SBA commercial business	2,122	—	128	(190)	28	2,088
Consumer	448	—	188	(121)	27	542
	$15,360	$—	$1,356	$(388)	$130	$16,458

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the average balance of impaired loans individually evaluated for impairment as of March 31, 2023, prior to the Company’s adoption of ASU 2016-13 and interest income recognized on impaired loans for the three- and six-month periods ended March 31, 2023.  The Company did not recognize any interest income on impaired loans using the cash receipts method during the three- and six-month periods ended March 31, 2023.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023		2023
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Balance	Recognized	Balance	Recognized
Loans with no related allowance recorded:
Residential real estate	$3,591	$30	$3,236	$30
Commercial real estate	969	13	973	13
Single tenant net lease	—	—	—	—
SBA commercial real estate	7,822	—	7,199	—
Multifamily	384	10	389	10
Residential construction	—	—	—	—
Commercial construction	—	—	—	—
Land and land development	—	—	—	—
Commercial business	895	24	993	24
SBA commercial business	954	—	813	—
Consumer	72	—	75	—
	$14,687	$77	$13,678	$77

Loans with an allowance recorded:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Single tenant net lease	—	—	—	—
SBA commercial real estate	1,022	—	1,596	—
Multifamily	—	—	—	—
Residential construction	—	—	—	—
Commercial construction	—	—	—	—
Land and land development	—	—	—	—
Commercial business	135	—	90	—
SBA commercial business	1,229	—	1,259	—
Consumer	223	—	197	—
	$2,609	$—	$3,142	$—

Total:
Residential real estate	$3,591	$30	$3,236	$30
Commercial real estate	969	13	973	13
Single tenant net lease	—	—	—	—
SBA commercial real estate	8,844	—	8,795	—
Multifamily	384	10	389	10
Residential construction	—	—	—	—
Commercial construction	—	—	—	—
Land and land development	—	—	—	—
Commercial business	1,030	24	1,083	24
SBA commercial business	2,183	—	2,072	—
Consumer	295	—	272	—
	$17,296	$77	$16,820	$77

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents impaired loans individually evaluated for impairment as of September 30, 2023, prior to the adoption of ASU 2016-13.

		Unpaid
	Recorded	Principal	Related
	Balance	Balance	Allowance

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$1,989	$2,139	$—
Commercial real estate	551	627	—
Single tenant net lease	—	—	—
SBA commercial real estate	7,415	9,397	—
Multifamily	318	362	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	870	972	—
SBA commercial business	684	1,799	—
Consumer	44	58	—
	$11,871	$15,354	$—

Loans with an allowance recorded:
Residential real estate	$1,323	$1,328	$74
Commercial real estate	317	317	2
Single tenant net lease	—	—	—
SBA commercial real estate	—	—	—
Multifamily	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	1,076	1,165	111
SBA commercial business	438	637	187
Consumer	189	189	189
	$3,343	$3,636	$563

Total:
Residential real estate	$3,312	$3,467	$74
Commercial real estate	868	944	2
Single tenant net lease	—	—	—
SBA commercial real estate	7,415	9,397	—
Multifamily	318	362	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	1,946	2,137	111
SBA commercial business	1,122	2,436	187
Consumer	233	247	189
	$15,214	$18,990	$563

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents the amortized cost basis of loans on nonaccrual and loans past due 90 or more days and still accruing interest. Also presented is the balance of loans on nonaccrual status at March 31, 2024 for which there was no related allowance for credit losses.

The Company recognized no interest income related to nonaccrual loans for the three - and six - month periods ended March 31, 2024.

	At March 31, 2024			At September 30, 2023
		Nonaccrual	Loans 90+		Loans 90+
	Total	Loans with No	Days	Total	Days
	Nonaccrual	Allowance for	Past Due	Nonaccrual	Past Due
	Loans	Credit Loses	Still Accruing	Loans	Still Accruing

	(In thousands)			(In thousands)

Residential real estate	$2,960	$1,803	$—	$2,426	$—
Commercial real estate	496	496	—	511	—
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	8,110	6,025	—	7,415	—
Multifamily	290	290	—	318	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	1,649	1,470	—	1,946	—
SBA commercial business	2,121	1,241	—	1,099	—
Consumer	12	12	—	233	—

Total	$15,638	$11,337	$—	$13,948	$—

The following table presents the amortized cost basis of collateral dependent loans by collateral type, which are individually evaluated to determine expected credit losses. Other collateral represents business assets, except for the case of consumer loans, which are collateralized by consumer non-real estate assets:

	March 31, 2024
	Real Estate	Other	Total

	(In thousands)
Residential real estate	$2,960	$—	$2,960
Commercial real estate	496	—	496
SBA commercial real estate	8,110	—	8,110
Multifamily	290	—	290
Commercial business	—	1,649	1,649
SBA commercial business	—	2,121	2,121
Consumer	—	12	12
	$11,856	$3,782	$15,638

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of past due loans at March 31, 2024:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$2,764	$1,398	$2,304	$6,466	$602,716	$609,182
Commercial real estate	254	—	496	750	182,772	183,522
Single tenant net lease	—	—	—	—	751,357	751,357
SBA commercial real estate	359	49	4,422	4,830	42,178	47,008
Multifamily	—	—	—	—	39,944	39,944
Residential construction	—	—	—	—	52,166	52,166
Commercial construction	—	—	—	—	20,978	20,978
Land and land development	63	—	—	63	15,510	15,573
Commercial business	14	—	37	51	124,102	124,153
SBA commercial business	213	—	718	931	17,637	18,568
Consumer	190	3	12	205	38,262	38,467

Total	$3,857	$1,450	$7,989	$13,296	$1,887,622	$1,900,918

The following table presents the aging of past due loans at September 30, 2023:

ar
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

The following tables outline, as of March 31, 2024, the amount of each loan and lease classification and the amount categorized into each risk rating based on fiscal year of origination as well as current period gross charge-offs:

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
							Revolving	Converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total

Residential real estate
Pass	$54,231	$35,267	$46,873	$19,671	$11,787	$58,071	$382,113	$—	$608,013
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	111	—	278	—	455	306	—	1,150
Doubtful	—	—	—	—	—	19	—	—	19
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	54,231	35,378	46,873	19,949	11,787	58,545	382,419	—	609,182
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	6,652	26,464	64,255	22,853	8,146	54,460	—	—	$182,830
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	496	—	—	23	173	—	—	692
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	6,652	26,960	64,255	22,853	8,169	54,633	—	—	183,522
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Single tenant net lease commercial real estate
Pass	18,655	151,778	277,141	72,168	101,196	130,419	—	—	751,357
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single tenant net lease	18,655	151,778	277,141	72,168	101,196	130,419	—	—	751,357
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

SBA commercial real estate
Pass	2,944	8,319	5,418	5,786	7,381	6,757	37	—	36,642
Special mention	—	—	229	—	—	—	—	—	229
Substandard	—	—	162	143	1,776	6,371	—	—	8,452
Doubtful	—	—	—	—	—	1,624	—	—	1,624
Loss	—	—	—	—	—	61	—	—	61
Total SBA commercial real estate	2,944	8,319	5,809	5,929	9,157	14,813	37	—	47,008
YTD gross charge-offs	—	—	—	—	—	2	—	—	2

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
							Revolving	Converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total

Multifamily real estate
Pass	5,000	2,610	7,534	5,524	11,956	7,030	—	—	39,654
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	290	—	—	290
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily real estate	5,000	2,610	7,534	5,524	11,956	7,320	—	—	39,944
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential construction
Pass	4,038	26,616	21,512	—	—	—	—	—	52,166
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential construction	4,038	26,616	21,512	—	—	—	—	—	52,166
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial construction
Pass	—	16,789	4,189	—	—	—	—	—	20,978
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	—	16,789	4,189	—	—	—	—	—	20,978
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Land and land development
Pass	432	7,083	5,410	1,074	401	1,173	—	—	15,573
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total land and land development	432	7,083	5,410	1,074	401	1,173	—	—	15,573
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
							Revolving	Converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total

Commercial business
Pass	17,910	56,408	28,562	12,245	902	6,477	—	—	122,504
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	999	179	44	4	423	—	—	1,649
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial business	17,910	57,407	28,741	12,289	906	6,900	—	—	124,153
YTD gross charge-offs	—	—	—	26	—	—	—	—	26

SBA commercial business
Pass	3,589	2,625	732	1,225	4,219	3,610	375	—	16,375
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	60	53	2,050	—	—	2,163
Doubtful	—	—	—	—	—	9	—	—	9
Loss	—	—	—	—	—	21	—	—	21
Total SBA commercial business	3,589	2,625	732	1,285	4,272	5,690	375	—	18,568
YTD gross charge-offs	—	—	—	—	—	24	—	—	24

Consumer
Pass	2,652	4,746	3,764	554	306	176	26,257	—	38,455
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	5	—	—	—	—	7	—	12
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	2,652	4,751	3,764	554	306	176	26,264	—	38,467
YTD gross charge-offs	—	—	—	1	—	208	—	—	209

Total loans
Pass	116,103	338,705	465,390	141,100	146,294	268,173	408,782	—	1,884,547
Special mention	—	—	229	—	—	—	—	—	229
Substandard	—	1,611	341	525	1,856	9,762	313	—	14,408
Doubtful	—	—	—	—	—	1,652	—	—	1,652
Loss	—	—	—	—	—	82	—	—	82
Total loans	116,103	340,316	465,960	141,625	148,150	279,669	409,095	—	1,900,918
YTD gross charge-offs	—	—	—	27	—	234	—	—	261

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

There were no new FDMs made or modifications of existing FDMs during the three-and six-months ended March 31, 2024.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes the Company’s recorded investment in TDRs at March 31, 2023, prior to adoption of ASU 2022-02. There was $111,000 of specific reserve included in the allowance for loan losses related to TDRs at March 31, 2023.

	Accruing	Nonaccrual	Total

	(In thousands)
March 31, 2023:
Residential real estate	$997	$—	$997
Commercial real estate	373	542	915
SBA commercial real estate	—	1,623	1,623
Multifamily	335	—	335
Commercial business	741	—	741
SBA commercial business	—	248	248
Total	$2,446	$2,413	$4,859

There were no TDRs that were restructured during the three-and six-month periods ended March 31, 2023.

At March 31, 2023, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

There were principal charge - offs totaling $3,000 and $6,000 as a result of loans previously designated as TDRs during the three- and six-month periods ended March 31, 2023, respectively.  In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment.  As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the three- and six-month periods ended March 31, 2023, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The unpaid principal balance of SBA loans serviced for others was $217.6 million, $209.6 million and $238.4 million at March 31, 2024, September 30, 2023 and March 31, 2023, respectively. Contractually specified late fees and ancillary fees expensed on SBA loans were $2,000 for the three-months ended March 31, 2024 and a credit of $8,000 for the six-months ended March 31, 2024. Contractually specified late fees and ancillary fees expensed on SBA loans were $14,000 and $34,000 for the three- and six-month periods ended March 31, 2023, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $458,000 and $922,000 for the three- and six-month periods ended March 31, 2024, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $564,000 and $1.1 million for the three- and six-month periods ended March 31, 2023, respectively. Net servicing income and costs related to SBA loans are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three-and six-month periods ended March 31, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

	(In thousands)
Balance, beginning of period	$2,907	$3,301	$2,950	$3,790
Servicing rights capitalized	278	261	535	459
Amortization	(137)	(195)	(280)	(390)
Direct write-offs	(98)	(170)	(315)	(311)
Change in valuation allowance	—	530	60	179
Balance, end of period	$2,950	$3,727	$2,950	$3,727

There was no valuation allowance related to SBA loan servicing rights at March 31, 2024. There was a valuation allowance of $60,000 related to SBA loan servicing rights at September 30, 2023.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

At September 30, 2023, the Company had entered into a letter of intent to sell substantially all of the Company’s residential MSRs, which closed on November 30, 2023.  Additionally, the Company sold the remaining residential MSRs during the quarter ended March 31, 2024.  Due to the pending residential MSR sales, a valuation model was not used to calculate the fair value of residential MSRs September 30, 2023. The fair value was estimated using known information, including the anticipated sale prices, estimated expenses, and contingencies related to the pending residential MSR sales, which represent Level 3 fair value inputs.  Prior to September 30, 2023, a valuation model employed by an independent third party calculated the present value of future cash flows and was used to value the MSRs on a monthly basis.  Management periodically compared the valuation model inputs and results to published industry data in order to validate the model results and assumptions.

Range of Inputs
(Weighted Average)
Assumption	September 30, 2023
Discount rate	9.44% - 14.50% (9.51%)
Prepayment rate	5.00% - 85.82% (6.82%)

The unpaid principal balance of residential mortgage loans serviced for others was $4.77 billion at September 30, 2023.  There was no unpaid principal balance of residential mortgage loans serviced for others at March 31, 2024 due to the sale of all of the Company’s residential MSRs during the six-month period ended March 31, 2024, which also resulted in the elimination of custodial escrow balances.  Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $47.9 million at September 30, 2023.  There were no custodial escrow balances maintained in connection with loan servicing and other liabilities at March 31, 2024.  Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $93,000 and $1.5 million for the three- and six-month periods ended March 31, 2024, respectively.  Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $2.4 million and $4.8 million for the three- and six-month periods ended March 31, 2023, respectively.  Contractually specified servicing fees are included in mortgage banking income in the consolidated statements of income.

Changes in the carrying value of MSRs accounted for at fair value for the three-and six-month periods ended March 31, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

	(In thousands)

Fair value, beginning of period	$709	$62,165	$59,768	$63,263
Servicing rights capitalized	—	296	509	438
Changes in fair value related to:
Loan repayments	(6)	(1,041)	(672)	(2,064)
Sales	(946)	—	(59,464)	—
Gain (Loss) on sale of MSRs	243	—	(4)	—
Change in valuation model inputs or assumptions	—	(226)	(137)	(443)
Balance, end of period	$—	$61,194	$—	$61,194

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

The unpaid principal balance of nonresidential mortgage loans serviced for others was $40.3 million, $40.4 million and $44.0 million at March 31, 2024, September 30, 2023 and March 31, 2023, respectively.  Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $1,000 and $4,000 for the three- and six-month periods ended March 31, 2024, respectively.  Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $5,000 and $14,000 for the three- and six-month periods ended March 31, 2023, respectively.  Contractually specified servicing fees on nonresidential mortgage loans serviced for others are included in other noninterest income in the consolidated statements of income.

An analysis of nonresidential MSRs for the three-and six-month periods ended March 31, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

	(In thousands)
Balance, beginning of period	$95	$132	$101	$141
Servicing rights capitalized	—	—	—	—
Amortization	(6)	(8)	(12)	(17)
Direct write-offs	(11)	—	(11)	—
Change in valuation allowance	—	—	—	—
Balance, end of period	$78	$124	$78	$124

There was no valuation allowance related to nonresidential MSRs at March 31, 2024 and September 30, 2023.

4.	Deposits

Deposits at March 31, 2024 and September 30, 2023 consisted of the following:

	March 31,	September 30,
	2024	2023

	(In thousands)

Noninterest-bearing demand deposits	$196,239	$242,237
NOW accounts	312,394	336,446
Money market accounts	337,939	323,739
Savings accounts	160,668	170,073
Retail time deposits	232,031	170,980
Brokered & reciprocal time deposits	548,175	438,319
Total	$1,787,446	$1,681,794

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Supplemental Disclosure for Net Income Per Share

Net income per share information is presented below for the three-and six-month periods ended March 31, 2024 and 2023.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

	(Dollars in thousands, except per share data)

Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$4,927	$3,724	$5,847	$6,595
Shares:
Weighted average common shares outstanding, basic	6,832,130	6,842,897	6,828,017	6,879,805

Net income per common share, basic	$0.72	$0.54	$0.86	$0.96

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$4,927	$3,724	$5,847	$6,595
Shares:
Weighted average common shares outstanding, basic	6,832,130	6,842,897	6,828,017	6,879,805
Add: Dilutive effect of outstanding options	27,481	38,599	21,911	46,472
Add: Dilutive effect of restricted stock	—	—	—	—
Weighted average common shares outstanding, as adjusted	6,859,611	6,881,496	6,849,928	6,926,277

Net income per common share, diluted	$0.72	$0.54	$0.85	$0.95

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

Stock options for 341,572 shares of common stock were excluded from the calculation of diluted net income per common share for the three - and six - month periods ended March 31, 2024, because their effect was antidilutive. Stock options for 273,489 and 269,889 shares of common stock were excluded from the calculation of diluted net income per common share for the three-and six-month periods ended March 31, 2023, respectively, because their effect was antidilutive. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three-and six-month periods ended March 31, 2024 and 2023.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2024 and September 30, 2023.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
March 31, 2024:
Assets Measured – Recurring Basis:
Securities available for sale:
U.S. Treasury bills and notes	$26,970	$—	$—	$26,970
Agency mortgage-backed	—	24,514	—	24,514
Agency CMO	—	12,727	—	12,727
Privately-issued CMO	—	20	245	265
Privately-issued ABS	—	299	79	378
SBA certificates	—	10,793	30	10,823
Municipal bonds	—	162,095	—	162,095
Other	—	—	1,200	1,200
Total securities available for sale	$26,970	$210,448	$1,554	$238,972
Residential mortgage loans held for sale	$—	$2,979	$—	$2,979
Equity securities (included in other assets)	$204	$—	$—	$204

Assets Measured – Nonrecurring Basis:
Collateral dependent loans:
Residential real estate	$—	$—	$793	$793
SBA commercial real estate	—	—	1,480	1,480
Commercial business	—	—	137	137
SBA commercial business	—	—	432	432
Total collateral dependent loans	$—	$—	$2,842	$2,842

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
September 30, 2023:
Assets Measured – Recurring Basis
Securities available for sale:
U.S. Treasury notes	$25,949	$—	$—	$25,949
Agency mortgage-backed	—	24,268	—	24,268
Agency CMO	—	12,742	—	12,742
Privately-issued CMO	—	46	350	396
Privately-issued ABS	—	364	79	443
SBA certificates	—	10,714	31	10,745
Municipal bonds	—	151,484	—	151,484
Other	—	1,712	—	1,712
Total securities available for sale	$25,949	$201,330	$460	$227,739
Residential mortgage loans held for sale	$—	$24,692	$—	$24,692
Derivative assets (included in other assets)	$—	$471	$452	$923
Equity securities (included in other assets)	$160	$—	$—	$160
Residential mortgage servicing rights	$—	$—	$59,768	$59,768

Liabilities Measured – Recurring Basis
Derivative liabilities (included in other liabilities)	$—	$12	$184	$196

Assets Measured – Nonrecurring Basis
Collateral dependent loans:
Residential real estate	$—	$—	$306	$306
Commercial business	—	—	965	965
SBA commercial business	—	—	237	237
Total collateral dependent loans	$—	$—	$1,508	$1,508
SBA loan servicing rights	$—	$—	$2,950	$2,950

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six-month period ended March 31, 2024.

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

Due to the Company’s decision to wind down the national Mortgage Banking operation, and the resulting low level of mortgage loan originations and sales, there were no interest rate lock commitments or forward mortgage loan sale commitments as of March 31, 2024.

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three - and six - month periods ended March 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2024	2023	2024	2023

Beginning balance	$—	$362	$268	$(238)
Unrealized gains (losses) recognized in earnings, net of settlements	—	986	(268)	1,586

Ending balance	$—	$1,348	$—	$1,348

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. There were no unrealized gains recognized in earnings for the six - month period ended March 31, 2024 attributable to Level 3 derivative assets and liabilities held at the balance sheet date.Unrealized gains recognized in earnings for the six - month period ended March 31, 2023 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $1.3 million.

There were no interest rate lock commitments as of March 31, 2024. The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of September 30,2023.

Range of Inputs
	Significant	(Weighted Average)
	Unobservable	September 30,
Financial Instrument	Inputs	2023

Interest rate lock commitments	Pull-through rate	54% - 95% (81%)
	Direct costs to close	0.00% - 5.00% (0.62%)

Residential Mortgage Servicing Rights. As disclosed in Note 3, at September 30, 2023, the Company had entered into a letter of intent to sell substantially all of the Company’s residential MSRs, which closed on November 30, 2023. Additionally, the Company sold the remaining residential MSRs during the quarter ended March 31, 2024. Due to the pending residential MSR sales, a valuation model was not used to calculate the fair value of residential MSRs at September 30, 2023. The fair value was estimated using known information, including the anticipated sale prices, estimated expenses, and contingencies related to the pending residential MSR sales. Prior to September 30, 2023, a valuation model employed by an independent third party calculated the present value of future cash flows and was used to value the MSRs on a monthly basis. Management periodically compared the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. A reconciliation of residential MSRs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and a summary of the significant unobservable inputs used in the residential MSR valuations is presented in Note 3.  Changes in the fair value of residential MSRs are included in mortgage banking income in the accompanying consolidated statements of income.

Collateral Dependent Loans. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional individual reserves and adjusted accordingly. In accordance with accounting standards, only collateral dependent loans for which an allowance for credit loss has been established or a partial charge-off recorded require classification in the fair value hierarchy. The fair value of collateral dependent loans is classified as Level 3 in the fair value hierarchy.

Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At March 31, 2024 and September 30, 2023, the significant unobservable inputs used in the fair value measurement of collateral dependent loans were as follows:

Range of Inputs
	Significant	(Weighted Average)	Range of Inputs (Weighted
	Unobservable	March 31,	Average) September 30,
Financial Instrument	Inputs	2024	2023
Collateral dependent loans	Discount from appraised value	10.0% - 50.0% (15.49%)	10.0% - 50.0% (14.22%)
	Estimated costs to sell	6.0% - 6.0% (6.00%)	6.0% - 6.0% (6.00%)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

During the three- and six-month periods ended March 31, 2024, the Company recognized provisions for credit losses on individually evaluated loans of $403,000 and $1.0 million, respectively.  During the three- and six-month periods ended March 31, 2023, the Company recognized provisions for credit losses on impaired loans of $364,000 and $564,000, respectively.

SBA and Nonresidential Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At March 31, 2024, there were no SBA loan servicing rights measured at fair value. At September 30, 2023, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value were as follows:

	Significant	Range of Inputs (Weighted
	Unobservable	Average) September 30,
Financial Instrument	Inputs	2023
SBA loan servicing rights	Discount rate	10.25% - 25.00% (13.79%)
	Prepayment speed	8.60% - 32.85% (16.91%)

Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount.  The Company did not record any impairment charges on SBA loan servicing rights for the three-month period ended March 31, 2024. The Company reversed impairment charges of $60,000 on SBA loan servicing rights for the six-month period ended March 31, 2024. The Company reversed impairment charges of $530,000 and $179,000 on SBA loan servicing rights for the three – and six - month periods ended March 31, 2023, respectively.

Nonresidential mortgage loan servicing rights represent the value associated with servicing single tenant net lease loans that have been sold. The fair value of nonresidential mortgage loan servicing rights is determined by management on a quarterly basis using a discounted cash flow model, and is classified as Level 3 in the fair value hierarchy. At March 31, 2024 and September 30, 2023, the Company did not have any nonresidential mortgage loan servicing rights measured at fair value on a nonrecurring basis. The Company did not recognize any impairment charges on nonresidential mortgage loan servicing rights for the three – and six - month periods ended March 31, 2024 and 2023.

During the three-months ended March 31, 2024, the Company transferred one available for sale other investment security (subordinated debt in another financial institution) from Level 2 to Level 3 in the fair value hierarchy due to a change in valuation methodology. At March 31, 2024, the significant unobservable input used in the fair value measurement of available for sale investment securities was as follows:

Significant
	Unobservable	Range of Inputs (Weighted
Financial Instrument	Inputs	Average) March 31, 2024
Other investment security	Estimated market rate	9.00% - 10.00% (9.50%)

The table below presents a reconciliation of available for sale investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and six-month periods ended March 31, 2024:

	Three Months Ended	Six Months Ended
	March 31, 2024	March 31, 2024

	(In thousands)
Beginning balance	$—	$—
Transfers from Level 2 to Level 3	$1,200	$1,200
Ending balance in Level 3	$1,200	$1,200

Other than the available for sale investment security noted above, there were no transfers into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three – and six - month periods ended March 31, 2024.

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

The Company has elected the fair value option for substantially all of its residential mortgage loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of March 31, 2024 and September 30, 2023.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of March 31, 2024 and September 30, 2023.

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	March ,31	March 31,
(In thousands)	2024	2023	Difference

Residential mortgage loans held for sale	$2,979	$2,919	$60

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	September 30,	September 30,
(In thousands)	2023	2023	Difference

Residential mortgage loans held for sale	$24,692	$24,382	$309

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three – and six - month periods ended March 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2024	2023	2024	2023

Gains (losses) – included in mortgage banking income	$993	$282	$(36)	$950
Interest income	73	389	366	817

	$1,066	$671	$330	$1,767

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

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
March 31, 2024:
Financial assets:
Cash and due from banks	$16,114	$16,114	$—	$—
Interest-bearing deposits with banks	46,855	46,855	—	—
Interest-bearing time deposits	490	—	490	—
Securities available for sale	238,972	26,970	210,448	1,554
Securities held to maturity	1,170	—	35	1,146
Residential mortgage loans held for sale	2,979	—	2,979	—
SBA loans held for sale	16,129	—	—	17,703
Loans, net	1,882,458	—	—	1,780,928
FRB and FHLB stock	24,986	N/A	N/A	N/A
Accrued interest receivable	10,874	—	10,874	—
Nonresidential mortgage loan servicing rights	78	—	—	78
SBA loan servicing rights	2,950	—	—	2,950
Equity securities (included in other assets)	204	204	—	—

Financial liabilities:
Noninterest-bearing deposits	196,239	196,239	—	—
Interest-bearing deposits	1,591,207	—	—	1,588,902
Borrowings from FHLB	315,000	—	311,346	—
Subordinated notes	48,523	—	47,510	—
Accrued interest payable	11,281	—	11,281	—
Advance payments by borrowers for taxes and insurance	867	—	867	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2023:
Financial assets:
Cash and due from banks	$18,014	$18,014	$—	$—
Interest-bearing deposits with banks	12,831	12,831	—	—
Interest-bearing time deposits	490	—	490	—
Securities available for sale	227,739	25,949	201,330	460
Securities held to maturity	1,300	—	38	1,265
Residential mortgage loans held for sale	24,692	—	24,692	—
SBA loans held for sale	21,163	—	22,591	—
Loans, net	1,770,243	—	—	1,651,115
FRB and FHLB stock	24,939	N/A	N/A	N/A
Accrued interest receivable	10,161	—	10,161	—
SBA loan servicing rights	2,950	—	—	2,950
Residential mortgage loan servicing rights	59,768	—	—	59,768
Nonresidential mortgage loan servicing rights	101	—	—	101
Derivative assets (included in other assets)	923	—	471	452
Equity securities (included in other assets)	160	160	—	—

Financial liabilities:
Noninterest-bearing deposits	242,237	242,237	—	—
Interest-bearing deposits	1,439,557	—	—	1,435,083
Borrowings from FHLB	363,183	—	356,257	—
Subordinated note	48,444	—	46,940	—
Accrued interest payable	8,926	—	8,926	—
Advance payments by borrowers for taxes and insurance	1,027	—	1,027	—
Derivative liabilities (included in other liabilities)	196	—	12	184

7.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three – and six - month periods ended March 31, 2024 and 2023. The ESOP trust held 274,568 and 293,695 shares of Company common stock at March 31, 2024 and September 30, 2023, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	Stock Based Compensation Plans

The Company maintains three equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016, and the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021. At March 31, 2024, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan may not exceed 356,058 shares, consisting of 267,043 stock options and 89,015 shares of restricted stock. At March 31, 2024, 4,560 shares of the Company’s common stock were available for issuance under the 2016 Plan, of which 1,500 shares were available for restricted stock and 3,060 shares were available for stock options. At March 31, 2024, 10,600 shares of the Company’s common stock were available for issuance under the 2021 Plan, of which 4,590 shares were available for restricted stock and 6,010 shares were available for stock options. In November 2023, the Company granted 62,983 stock options and 19,475 restricted shares to directors, officers and key employees which will vest over a one-year or five-year period. The Company generally issues new shares under the 2016 and 2021 Plans from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

The fair value of options granted during the six - month periods ended March 31, 2024 and 2023 were determined using the following assumptions:

	2024	2023
Expected dividend yield	3.74%	2.93%
Risk-free interest rate	4.44%	3.94%
Expected volatility	28.4%	27.7%
Expected life of options	6.9 years	6.8 years
Weighted average fair value at grant date	$3.55	$5.71

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of stock option activity as of March 31, 2024, and changes during the six-month period then ended is presented below.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Dollars in thousands, except per share data)

Outstanding at beginning of period	408,669	$20.79
Granted	62,983	15.10
Exercised	—	—
Forfeited or expired	(5,100)	17.66
Outstanding at end of period	466,552	$20.05	5.0	$423
Exercisable at end of period	276,039	$19.38	4.8	$423

There were no stock options exercised during the six - month periods ended March 31, 2024 and 2023. The Company recognized compensation expense related to stock options of $78,000 and $153,000 for the three- and six-month periods ended March 31, 2024, respectively. The Company recognized compensation expense related to stock options of $71,000 and $154,000 for the three – and six - month periods ended March 31, 2023, respectively. At March 31, 2024, there was $989,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 3.50 years. There was no cash received or tax benefit from the exercise of stock options during the six - month periods ended March 31, 2024 and 2023.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three – and six – month periods ended March 31, 2024 was $98,000 and $195,000, respectively. Compensation expense related to restricted stock recognized for the three - and six - month periods ended March 31, 2023 was $96,000 and $199,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of March 31, 2024 and changes during the six - month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2023	54,916	$24.73
Granted	19,475	$15.10
Vested	(16,158)	$24.23
Forfeited	(800)	$22.49
Nonvested at March 31, 2024	57,433	$21.64

There were 16,158 restricted shares vested during the six - month period ended March 31, 2024 with a total fair value of $244,000. There were 16,408 restricted shares that vested during the six - month period ended March 31, 2023 with a total fair value of $369,000. At March 31, 2024, there was $1.1 million of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 3.36 years.

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

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements. However, the Company has not elected to offset such financial instruments in the consolidated balance sheets. The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. At March 31, 2024 , the Company had no cash collateral posted with derivative counterparties against its derivative obligations. At September 30, 2023, the Company had cash collateral posted with certain derivative counterparties of $1.5 million, against its derivative obligations. Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

As of March 31, 2024, the Company had no derivative financial instruments due to the wind down of the national mortgage banking operation. The tables below provide information on the Company’s derivative financial instruments as of September 30, 2023.

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	September 30,	September 30,	September 30,
(In thousands)	2023	2023	2023

Interest rate lock commitments	$67,040	$452	$184
Forward mortgage loan sale contracts	66,000	471	12

	$133,040	$923	$196

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three – and six - month periods ended March 31, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2024	2023	2024	2023

Interest rate lock commitments	$—	$986	$(268)	$1,585
Forward mortgage loan sale contracts	—	(431)	354	(976)

	$—	$555	$86	$609

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was 2.50% for 2024 and 2023. The Bank met all capital adequacy requirements to which it was subject as of March 31, 2024 and September 30, 2023.

As of March 31, 2024, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2024:

Total capital (to risk-weighted assets):
Consolidated	$240,099	12.46%	$154,168	8.00%	N/A	N/A
Bank	235,099	12.20	154,133	8.00	$192,666	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$173,087	8.98%	$115,626	6.00%	N/A	N/A
Bank	216,610	11.24	115,600	6.00	$154,133	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$173,087	8.98%	$86,720	4.50%	N/A	N/A
Bank	216,610	11.24 	86,700	4.50	$125,233	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$173,087	7.36%	$94,107	4.00%	N/A	N/A
Bank	216,610	9.21	94,090	4.00	$117,613	5.00%

As of September 30, 2023:

Total capital (to risk-weighted assets):
Consolidated	$230,735	11.47%	$160,965	8.00%	N/A	N/A
Bank	226,461	11.27	160,822	8.00	$201,027	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$165,391	8.22%	$120,724	6.00%	N/A	N/A
Bank	209,561	10.42	120,616	6.00	$160,822	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$165,391	8.22%	$90,543	4.50%	N/A	N/A
Bank	209,561	10.42	90,462	4.50	$130,668	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$165,391	7.24%	$91,375	4.00%	N/A	N/A
Bank	209,561	9.17	91,406	4.00	$114,259	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	Recent Accounting Pronouncements

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for any entities that have adopted ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard was adopted by the Company effective October 1, 2023. The adoption of this standard resulted in amended disclosures in the Company’s Condensed Consolidated Financial Statements, but did not materially impact the Company’s consolidated financial condition or results of operations.

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

The core banking segment is comprised primarily by the Bank and First Savings Investments, Inc., while the SBA lending segment’s revenues are comprised primarily of net interest income and gains on the sales of SBA loans generated by Q2. The mortgage banking segment is no longer reported separately as of and for the three - month period ended March 31, 2024 due to the winddown of the national mortgage banking operation that was completed in the three - month period ended December 31, 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following segment financial information has been derived from the internal financial statements of the Company which are used by management to monitor and manage financial performance. The accounting policies of the three segments are the same as those of the Company.

	Core	SBA	Consolidated
	Banking	Lending	Totals
Three Months Ended March 31, 2024:
Net interest income	$13,469	$869	$14,338
Provision (credit) for credit losses – loans	762	(49)	713
Credit for unfunded lending commitments	(113)	(146)	(259)
Provision for credit losses - securities	23	—	23
Net interest income after provision	12,797	1,064	13,861
Net gains on sales of loans, SBA	—	951	951
Mortgage banking income	53	—	53
Noninterest income	2,537	1,173	3,710
Noninterest expense	10,093	1,685	11,778
Income before taxes	5,241	552	5,793
Income tax expense	729	137	866
Segment profit	4,512	415	4,927
Non-cash items:
Depreciation and amortization	592	1	593
Segment assets at March 31, 2024	2,279,791	85,192	2,364,983

	Core	SBA	Consolidated
	Banking	Lending	Totals
Six Months Ended March 31, 2024:
Net interest income	$26,579	$1,872	$28,451
Provision for credit losses – loans	781	402	1,183
Credit for unfunded lending commitments	(180)	(137)	(317)
Provision for credit losses – securities	23	—	23
Net interest income after provision	25,955	1,607	27,562
Net gains on sales of loans, SBA	—	1,785	1,785
Mortgage banking income	142	—	142
Noninterest income	4,316	2,176	6,492
Noninterest expense	23,986	3,831	27,817
Income (loss) before taxes	6,285	(48)	6,237
Income tax expense	384	6	390
Segment profit (loss)	5,901	(54)	5,847
Non-cash items:
Depreciation and amortization	1,198	3	1,201
Segment assets at March 31, 2024	2,279,791	85,192	2,364,983

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals
Three Months Ended March 31, 2023:
Net interest income	$13,632	$1,093	$187	$14,912
Provision (credit) for loan losses	422	(50)	—	372
Net interest income after provision	13,210	1,143	187	14,540
Net gains on sales of loans, SBA	—	907	—	907
Mortgage banking income	2	—	4,147	4,149
Noninterest income	1,733	1,636	4,147	7,516
Noninterest expense	10,651	2,662	4,686	17,999
Income (loss) before taxes	4,292	117	(352)	4,057
Income tax expense (benefit)	401	20	(88)	333
Segment profit (loss)	3,891	97	(264)	3,724
Non-cash items:
Depreciation and amortization	541	6	25	572
Segment assets at March 31, 2023	2,051,149	83,506	104,951	2,239,606

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals
Six Months Ended March 31, 2023:
Net interest income	$28,640	$2,088	$445	$31,173
Provision for loan losses	1,123	233	—	1,356
Net interest income after provision	27,517	1,855	445	29,817
Net gains on sales of loans, SBA	—	1,682	—	1,682
Mortgage banking income (loss)	(8)	—	6,653	6,645
Noninterest income	3,661	2,390	6,653	12,704
Noninterest expense	20,448	4,586	10,476	35,510
Income (loss) before taxes	10,730	(341)	(3,378)	7,011
Income tax expense (benefit)	1,347	(87)	(844)	416
Segment profit (loss)	9,383	(254)	(2,534)	6,595
Non-cash items:
Depreciation and amortization	1,199	11	52	1,262
Segment assets at March 31, 2023	2,051,149	83,506	104,951	2,239,606

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three-and six-month periods ended March 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

	(In thousands)
In Scope for ASC 606
Service charges on deposit accounts	$387	$471	$860	$1,029
ATM and interchange fees	585	586	1,034	1,325
Commission income	220	189	442	317
Other	31	35	56	60
Revenue from contracts with customers	1,223	1,281	2,392	2,731

Out of Scope for ASC 606
Net unrealized gain (loss) on equity securities	6	21	44	35
Gain on sale of SBA loans	951	907	1,785	1,682
Mortgage banking income	53	4,149	142	6,645
Increase in cash value of life insurance	333	266	662	491
Real estate lease income	115	117	230	234
Loan servicing and other income	1,029	775	1,237	886
Other noninterest income	2,487	6,235	4,100	9,973

Total noninterest income	$3,710	$7,516	$6,492	$12,704

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.Mortgage Banking Income

The components of mortgage banking income for the three-and six-month periods ended March 31, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

	(In thousands)

Origination and sale of mortgage loans (1)	$(991)	$1,885	$(1,202)	$2,617
Mortgage brokerage income	1	167	31	210
Net change in fair value of loans held for sale and interest rate lock commitments	993	1,268	(304)	2,535
Realized and unrealized gains (losses) from Forward sales commitments	—	(431)	354	(976)
Capitalized residential mortgage loan servicing rights	—	296	509	438
Net change in fair value of residential mortgage loan servicing rights	(6)	(1,267)	(809)	(2,507)
Provisions for loan repurchases and indemnifications	(37)	(161)	19	(489)
Net loan servicing income	93	2,392	1,544	4,817
Total mortgage banking income	$53	$4,149	$142	$6,645
(1)	Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.

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

Critical Accounting Policies; Critical Accounting Estimates

Other than the adoption of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, as described in Note 1 and Note 11, during the six-month period ended March 31, 2024, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K, for the year ended September 30, 2023.

Comparison of Financial Condition at March 31, 2024 and September 30, 2023

Cash and Cash Equivalents. Cash and cash equivalents increased $32.1 million from $30.8 million at September 30, 2023 to $63.0 million at March 31, 2024.

Loans. Net loans receivable increased $112.2 million, from $1.77 billion at September 30, 2023 to $1.88 billion at March 31, 2024, primarily due to growth in residential mortgage loans and residential construction loans, which increased by $80.8 million and $27.2 million, respectively.

Loans Held for Sale. Loans held for sale decreased $26.7 million, from $45.9 million at September 30, 2023 to $19.1 million at March 31, 2024, due to a decrease in residential mortgage loans held for sale of $21.7 million and a decrease in SBA loans held for sale of $5.0 million. The decrease in residential mortgage loans held for sale was due to the wind down of the national mortgage banking operation. The decrease in SBA loans held for sale is due to loan sales outpacing originations during the period.

Securities Available for Sale. Securities available for sale increased $11.2 million, from $227.7 million at September 30, 2023 to $239.0 million at March 31, 2024, due to net increases in fair value of $15.7 million, partially offset by calls and maturities of $2.7 million and principal repayments of $1.6 million. The increases in fair value were primarily due to decreasing long term market interest rates during the six - months ended March 31, 2024, which resulted in an increase in the fair value of debt securities available for sale.

Securities Held to Maturity. Investment securities held to maturity decreased $130,000 from $1.3 million at September 30, 2023 to $1.2 million at March 31, 2024, due primarily to calls and maturities during the period.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Mortgage Servicing Rights. During the six - months ended March 31, 2024, the Company completed its sale of all residential mortgage loan servicing rights.

Deposits. Total deposits increased $105.7 million from $1.68 billion at September 30, 2023 to $1.79 billion at March 31, 2024, due to a $151.7 million increase in interest-bearing deposits, partially offset by a $46.0 million decrease in non-interest bearing deposits. The increase in interest-bearing deposits was primarily due to a $109.9 million increase in brokered deposits. The decrease in noninterest-bearing deposits was primarily due to outflow of $47.9 million of escrow deposits in connection with the sale of residential servicing rights during the six - months ended March 31, 2024.

FHLB Borrowings. Borrowings from the FHLB decreased $48.2 million, from $363.2 million at September 30, 2023 to $315.0 million at March 31, 2024. The decrease in borrowings was primarily due to the increased use of brokered certificates to fund loan growth due to more favorable rates in the brokered deposit market.

Stockholders’ Equity. Stockholders’ equity increased $14.1 million from $151.0 million at September 30, 2023 to $165.1 million at March 31, 2024, due primarily to a $12.4 million decrease in accumulated other comprehensive loss, and an increase in retained net income of $1.3 million. At March 31, 2024 and September 30, 2023, the Bank was considered “well-capitalized” under applicable regulatory capital guidelines.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Overview. The Company reported net income of $4.9 million, or $0.72 per diluted share, for the three-month period ended March 31, 2024 compared to net income of $3.7 million, or $0.54 per diluted share, for the three-month period ended March 31, 2023.

Net Interest Income. Net interest income decreased $574,000, or 3.9%, for the three-month period ended March 31, 2024 as compared to the same period in 2023. Average interest-earning assets increased $199.9 million and average interest-bearing liabilities increased $254.8 million when comparing the two periods. The tax-equivalent net interest margin was 2.66% for 2024 compared to 3.06% for 2023.

Total interest income increased $5.2 million when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $199.9 million, from $2.02 billion for 2023 to $2.22 billion for 2024, and an increase in the average tax equivalent yield on interest-earning assets from 5.01% for 2023 to 5.48% for 2024. The increase in the average balance of interest-earning assets was due to a $293.5 million increase in the average balance of total loans, partially offset by a decrease in the average balance of investment securities of $92.2 million.

Total interest expense increased $5.8 million due to an increase in the average balance of interest-bearing liabilities of $254.8 million, from $1.68 billion for 2023 to $1.93 billion for 2024, and an increase in the average cost of interest-bearing liabilities from 2.36% for 2023 to 3.25% for 2024. The increase in the average cost of interest-bearing liabilities for 2024 was due primarily to higher rates for borrowings and brokered deposits as a result of increased market interest rates and resulting higher U.S. Treasury rates, as well as rate increases in response to competition, and migration of deposits from lower - yielding transaction and savings accounts to higher - yielding money market accounts and certificates of deposits.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended March 31, 2024 and 2023. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Three Months Ended March 31,
	2024			2023
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$24,587	$261	4.25%	$27,649	$192	2.78%
Loans	1,914,609	27,133	5.67	1,621,147	21,339	5.27
Investment securities – taxable	102,699	924	3.60	110,373	957	3.47
Investment securities – nontaxable	157,960	1,662	4.21	242,530	2,533	4.18
FRB and FHLB stock	24,986	499	7.99	23,289	364	6.25
Total interest-earning assets	2,224,841	30,479	5.48	2,024,988	25,385	5.01

Noninterest-earning assets	116,672			163,982
Total assets	$2,341,513	$		2,188,970

Liabilities and equity:
NOW accounts	$313,299	$525	0.67%	$339,125	$511	0.60%
Money market deposit accounts	327,897	3,076	3.75	235,320	1,125	1.91
Savings accounts	161,844	52	0.13	168,026	27	0.06
Time deposits	745,972	8,893	4.77	508,609	4,602	3.62
Total interest-bearing deposits	1,549,012	12,546	3.24	1,251,080	6,265	2.00

FHLB borrowings	333,275	2,298	2.76	374,593	2,915	3.11
Subordinated debt and other borrowings	48,497	833	6.87	50,293	719	5.72
Total interest-bearing liabilities	1,930,784	15,677	3.25	1,675,966	9,899	2.36

Noninterest-bearing deposits	196,340			313,969
Other noninterest-bearing liabilities	49,565			36,321
Total liabilities	2,176,689			2,026,256

Total stockholders’ equity	164,824			162,714

Total liabilities and equity	$2,341,513			$2,188,970
Net interest income (taxable equivalent basis)		14,801			15,486
Less: taxable equivalent adjustment		(464)			(574)
Net interest income		$14,338			$14,912
Interest rate spread (taxable equivalent basis)			2.23%			2.65%
Net interest margin (taxable equivalent basis)			2.66%			3.06%
Average interest-earning assets to average interest-bearing liabilities			115.23%			120.83%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended March 31, 2024 and 2023. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended March 31, 2024
	Compared to
	Three Months Ended March 31, 2023
	Increase (Decrease)
	Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$96	$(27)	$69
Loans	1,781	4,013	5,794
Investment securities – taxable	34	(68)	(34)
Investment securities – nontaxable	16	(887)	(871)
FRB and FHLB stock	105	30	135
Total interest-earning assets	2,032	3,061	5,093

Interest expense:
Deposits	4,330	1,951	6,281
Borrowings from FHLB	(314)	(303)	(617)
Subordinated debt	142	(28)	114
Total interest-bearing liabilities	4,158	1,620	5,778

Net increase (decrease) in net interest income (taxable equivalent basis)	$(2,126)	$1,441	$(685)

Provision for Credit Losses. The Company recognized a provision for credit losses for loans of $713,000, a credit for credit losses on unfunded lending commitments of $259,000 and a provision for credit losses for securities of $23,000 for the three months ended March 31, 2024, compared to a provision for loan losses of $372,000 for the same period in 2023.

The Company recognized net charge-offs of $110,000 for the three-month period ended March 31, 2024 compared to net recoveries of $6,000 for the same period in 2023.

Noninterest Income. Noninterest income decreased $3.8 million for the three-month period ended March 31, 2024 as compared to the same period in 2023. The decrease was due primarily to a $4.1 million decrease in mortgage banking income in 2024 compared to the same period in 2023. The decrease in mortgage banking income was due to the cessation of national mortgage banking operations in the quarter ended December 31, 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Expense. Noninterest expense decreased $6.2 million for the three-month period ended March 31, 2024 as compared to the same period in 2023. The decrease was due primarily to decreases in compensation and benefits expense of $2.8 million and other operating expense of $2.4 million. The decrease in compensation and benefits expense was due primarily to a reduction in staffing related to the cessation of national mortgage banking operations in the quarter ended December 31, 2023. The decrease in other operating expense was due primarily to a decrease in loss contingency for SBA-guaranteed loans of $656,000 in 2024 compared to an increase of $490,000 in 2023, and an adjustment to the valuation allowance related to sale of residential mortgage servicing rights of $247,000 in 2024 with no corresponding amounts in 2023.

Income Tax Expense. The Company recognized income tax expense of $866,000 for the three-month period ended March 31, 2024 as compared to $333,000 for the same period in 2023. The effective tax rate for 2024 was 14.9%, which was an increase from the effective tax rate of 8.2% in 2023. The increase was due to higher pre-tax income in 2024 as compared to 2023.

Results of Operations for the Six Months Ended March 31, 2024 and 2023

Overview. The Company reported net income of $5.8 million, or $0.85 per diluted share, for the six-month period ended March 31, 2024 compared to net income of $6.6 million, or $0.95 per diluted share, for the six-month period ended March 31, 2023.

Net Interest Income. Net interest income decreased $2.7 million, or 8.7%, for the six-month period ended March 31, 2024 as compared to the same period in 2023. Average interest-earning assets increased $195.3 million and average interest-bearing liabilities increased $260.5 million when comparing the two periods. The tax-equivalent net interest margin was 2.67% for 2024 compared to 3.23% for 2023.

Total interest income increased $10.4 million when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $195.3 million, from $2.0 billion for 2023 to $2.20 billion for 2024, and an increase in the average tax equivalent yield on interest-earning assets from 4.94% for 2023 to 5.43% for 2024. The increase in the average balance of interest-earning assets was due to a $284.0 million increase in the average balance of total loans, partially offset by a decrease in the average balance of investment securities of $91.0 million.

Total interest expense increased $13.1 million due to an increase in the average balance of interest-bearing liabilities of $260.5 million, from $1.64 billion for 2023 to $1.90 billion for 2024, and an increase in the average cost of interest-bearing liabilities from 2.08% for 2023 to 3.17% for 2024.  The increase in the average cost of interest-bearing liabilities for 2024 was due primarily to higher rates for borrowings and brokered deposits as a result of increased market interest rates and resulting higher U.S. Treasury rates, as well as rate increases in response to competition, and migration of deposits from lower-yielding transaction and savings accounts to higher-yielding money market accounts and certificates of deposits.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the six-month periods ended March 31, 2024 and 2023. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Six Months Ended March 31,
	2024			2023
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$22,457	$510	4.54%	$23,468	$336	2.86%
Loans	1,885,976	53,287	5.65	1,601,956	41,561	5.19
Investment securities - taxable	103,316	1,866	3.61	111,164	1,912	3.44
Investment securities - nontaxable	158,839	3,349	4.22	242,011	5,038	4.16
FRB and FHLB stock	24,977	573	4.59	21,658	584	5.39
Total interest-earning assets	2,195,565	59,585	5.43	2,000,257	49,431	4.94

Noninterest-earning assets	127,297			154,330
Total assets	$2,322,862			$2,154,587

Liabilities and equity:
NOW accounts	$324,882	$1,240	0.76%	$344,300	$934	0.54%
Money market deposit accounts	310,943	5,644	3.63	235,253	1,920	1.63
Savings accounts	164,045	111	0.14	169,824	54	0.06
Time deposits	668,893	15,541	4.65	482,666	7,515	3.11
Total interest-bearing deposits	1,468,763	22,536	3.07	1,232,043	10,423	1.69

FHLB borrowings	387,324	6,067	3.13	342,521	4,834	2.82
Subordinated debt and other borrowings	48,477	1,617	6.67	69,507	1,864	5.36
Total interest-bearing liabilities	1,904,564	30,220	3.17	1,644,071	17,121	2.08

Noninterest-bearing deposits	212,307			321,166
Other noninterest-bearing liabilities	47,612			31,531
Total liabilities	2,164,483			1,996,768

Total stockholders’ equity	158,379			157,819

Total liabilities and equity	$2,322,862			$2,154,587
Net interest income (taxable equivalent basis)		29,365			32,310
Less: taxable equivalent adjustment		(914)			(1,137)
Net interest income		$28,451			$31,173
Interest rate spread (taxable equivalent basis)			2.26%			2.86%
Net interest margin (taxable equivalent basis)			2.67%			3.23%
Average interest-earning assets to average interest-bearing liabilities			115.28%			121.66%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the six-month periods ended March 31, 2024 and 2023. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Six Months Ended March 31, 2024
	Compared to
	Six Months Ended March 31, 2023
	Increase (Decrease)
	Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Interest-bearing deposits with banks	$193	$(19)	$174
Loans	4,029	7,697	11,726
Investment securities - taxable	91	(138)	(47)
Investment securities - nontaxable	53	(1,742)	(1,689)
FRB and FHLB stock	(94)	83	(11)
Total interest-earning assets	4,272	5,881	10,153

Interest expense:
Deposits	9,296	2,817	12,113
Borrowings from FHLB	567	666	1,233
Subordinated debt	385	(632)	(247)
Total interest-bearing liabilities	10,248	2,851	13,099

Net increase (decrease) in net interest income (taxable equivalent basis)	$(5,976)	$3,030	$(2,946)

Provision for Credit Losses. The Company recognized a provision for credit losses for loans of $1.2 million, a credit for credit losses on unfunded commitments of $317,000 and a provision for credit losses for securities of $23,000 for the six months ended March 31, 2024, compared to a provision for loan losses of $1.4 million for the same period in 2023. Nonperforming loans, which consist of nonaccrual loans and loans over 90 days past due and still accruing interest, increased $1.7 million from $13.9 million at September 30, 2023 to $15.6 million at March 31, 2024.

The Company recognized net charge-offs of $119,000 for the six months ended March 31, 2024, of which net recoveries of $64,000 was related to unguaranteed portions of SBA loans, compared to net charge-offs of $258,000 in 2023, of which $238,000 was related to unguaranteed portions of SBA loans.

Noninterest Income. Noninterest income decreased $6.2 million for the six-month period ended March 31, 2024 as compared to the same period in 2023. The decrease was due primarily to a $6.5 million decrease in mortgage banking income due to the cessation of national mortgage banking operations in the quarter ended December 31, 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Expense. Noninterest expense decreased $7.7 million for the six-month period ended March 31, 2024 as compared to the same period in 2023. The decrease was due primarily to decreases in compensation and benefits expense of $3.8 million and other operating expense of $3.4 million. The decrease in compensation and benefits expense was due primarily to a reduction in staffing related to the cessation of national mortgage banking operations in the quarter ended December 31, 2023. The decrease in other operating expense was due primarily to a decrease in loss contingency for SBA-guaranteed loans of $721,000 in 2024 compared to an increase of $490,000 in 2023, and a decrease in loss contingency for restitution to mortgage borrowers of $17,000 in 2024 compared to an increase of $609,000 in 2023.

Income Tax Expense. The Company recognized income tax of $390,000 for the six-month period ended March 31, 2024 as compared to $416,000 for the same period in 2023. The effective tax rate for 2024 was 6.3%, which was an increase from the effective tax rate of 5.9% in 2023.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2024, the Bank had cash and cash equivalents of $63.0 million and securities available-for-sale with a fair value of $239.0 million, including $123.6 million that are unpledged. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on federal funds purchased lines of credit facilities with other financial institutions and additional collateral eligible for repurchase agreements. At March 31, 2024, the Bank had the ability to borrow a total of $592.6 million from the FHLB, of which $315.0 million was borrowed and outstanding. In addition, the Bank had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at March 31, 2024. The Bank also had three other federal funds line of credit facilities with other financial institutions from which we had the ability to borrow the lesser of $5.0 million or 50% of the Bank’s equity capital, $22 million and $15 million, respectively. The Bank did not have any outstanding federal funds purchased at March 31, 2024.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. If these maturing deposits do not remain with the Bank, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. As of March 31, 2024, deposits exceeding the FDIC insurance limit of $250,000 per insured account were estimated to be $484.9 million, or 27.1% of total deposits. When excluding Indiana public funds accounts, the total uninsured amount was estimated to be $234.9 million, or 13.1% of total deposits, as of March 31, 2024.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2024, the Company (unconsolidated basis) had liquid assets of $4.0 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2024, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.21%, 11.24%, 11.24% and 12.20%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under prompt corrective action provisions. At March 31, 2024, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six-month period ended March 31, 2024, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario:

	At March 31, 2024		At September 30, 2023
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(6,909)	(11.37)%	$(6,660)	(11.71)%
200bp	(4,505)	(7.41)	(4,349)	(7.65)
100bp	(2,309)	(3.80)	(2,223)	(3.91)
(100)bp	2,427	3.99	2,214	3.89
(200)bp	4,763	7.84	4,451	7.83

At March 31, 2024, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% would decrease our net interest income by $2.3 million, or 3.80%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 7.41% and 11.37%, respectively. An immediate and sustained decrease in rates of 1.00% would increase our net interest income by $2.4 million, or 3.99%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to increase by 7.84%.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, as of March 31, 2024, the principal executive officer and principal financial officer have concluded that, due to the identification of material weaknesses in internal control over financial reporting, as further described below, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Due to the material weaknesses in internal control over financial reporting identified and described below, management has evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024 and has concluded that the Company’s internal control over financial reporting was not effective as of that date because of the material weaknesses.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

During the quarter ended March 31, 2024, management continued taking steps to remediate the material weakness related to controls over the review of the allowance for credit losses by enhancing the Company’s internal control documentation and improving the precision of review of qualitative factors by management.

During the quarter ended March 31, 2024, management additionally continued taking steps to improve the design and operation of the monthly and quarterly closing routines. The timing and frequency of general ledger account reconciliations and review of the reconciliations has been modified with a greater emphasis on quarter end dates, certain members of financial management have developed and completed quarterly checklists and a disclosure checklist is now being completed on a quarterly basis.

Changes in Internal Controls. Other than changes described above, there have been no changes in our internal controls over financial reporting that occurred during the three – months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2024, the Company is not a party to any legal proceedings that require disclosure or the recording of an accrual. Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended March 31, 2024:

			(c)	(d)
			Total number of shares	Maximum number (or
	(a)	(b)	(or units) purchased as	appropriate dollar value) of
	Total number of	Average price	part of publicly	shares (or units) that may yet
	shares (or units)	paid per share	announced plans or	be purchased under the plans
Period	purchased	(or unit)	programs (1)	or programs
January 1, 2024 through January 31, 2024	—	$—	—	24,912
February 1, 2024 through February 29, 2024	—	$—	—	24,912
March 1, 2024 through March 31, 2024	—	$—	—	24,912
Total	—	$—	—	24,912
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

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 6.	Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated	May 9, 2024	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated	May 9, 2024	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer