Form 10-Q
period 2024-06-30
First Savings Financial Group, Inc.
filed 2024-08-09
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2024 was 6,883,656.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2024	2023
ASSETS
Cash and due from banks	$20,414	$18,014
Interest-bearing deposits with banks	22,009	12,831
Total cash and cash equivalents	42,423	30,845

Interest-bearing time deposits	490	490
Debt securities available for sale, at fair value, net of allowance for credit losses of $107 at June 30, 2024	237,651	227,739
Debt securities held to maturity	1,134	1,300
Loans held for sale, residential mortgage, at fair value	3,077	24,692
Loans held for sale, residential home equity lines of credit	108,795	—
Loans held for sale, Small Business Administration	13,987	21,163
Loans, net of allowance for credit losses of $19,789 at June 30, 2024 and $16,900 at September 30, 2023	1,826,980	1,770,243
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	24,986	24,939
Premises and equipment, net	26,715	27,861
Other real estate owned, held for sale	647	677
Accrued interest receivable:
Loans	9,380	7,809
Securities	2,634	2,352
Cash surrender value of life insurance	47,242	46,226
Goodwill	9,848	9,848
Core deposit intangibles	438	561
Residential mortgage loan servicing rights, at fair value	—	59,768
Nonresidential mortgage loan servicing rights	72	101
SBA loan servicing rights	2,788	2,950
Other assets	34,204	29,290

Total Assets	$2,393,491	$2,288,854

LIABILITIES
Deposits:
Noninterest-bearing	$201,854	$242,237
Interest-bearing	1,510,294	1,439,557
Total deposits	1,712,148	1,681,794

Federal Home Loan Bank borrowings	425,000	363,183
Other borrowings	48,563	48,444
Accrued interest payable	8,882	8,926
Advance payments by borrowers for taxes and insurance	592	1,027
Reserve for unfunded lending commitments	1,781	—
Accrued expenses and other liabilities	28,525	34,499
Total Liabilities	2,225,491	2,137,873

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 7,800,101 shares at June 30, 2024 (7,778,471 at September 30, 2023); outstanding 6,883,656 shares at June 30, 2024 (6,867,121 shares at September 30, 2023)	78	78
Additional paid-in capital	27,514	26,986
Retained earnings - substantially restricted	170,688	166,306
Accumulated other comprehensive loss	(17,415)	(29,587)
Unearned stock compensation	(999)	(1,015)
Less treasury stock, at cost - 916,445 shares (911,350 shares at September 30, 2023)	(11,866)	(11,787)
Total Stockholders’ Equity	168,000	150,981

Total Liabilities and Stockholders’ Equity	$2,393,491	$2,288,854

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023

INTEREST INCOME
Loans, including fees	$28,018	$23,184	$81,094	$64,666
Securities:
Taxable	918	984	2,784	2,896
Tax-exempt	1,315	1,940	3,961	5,920
Dividend income	519	423	1,092	1,007
Interest-bearing deposits with banks	324	267	834	603
Total interest income	31,094	26,798	89,765	75,092

INTEREST EXPENSE
Deposits	12,740	7,791	35,276	18,214
Federal Home Loan Bank borrowings	3,021	3,446	9,088	8,280
Other borrowings	799	696	2,416	2,560
Total interest expense	16,560	11,933	46,780	29,054

Net interest income	14,534	14,865	42,985	46,038

Provision for credit losses - loans	501	441	1,684	1,797
Provision (credit) for unfunded lending commitments	158	—	(159)	—
Provision for credit losses - securities	84	—	107	—

Net interest income after provision for credit losses	13,791	14,424	41,353	44,241

NONINTEREST INCOME
Service charges on deposit accounts	538	509	1,398	1,538
ATM and interchange fees	593	615	1,627	1,940
Net loss on sales of available for sale securities	—	(540)	—	(540)
Net unrealized gain on equity securities	419	11	463	46
Other than temporary impairment loss on securities	—	—	—	(28)
Net gain on sales of loans, Small Business Administration	581	497	2,366	2,179
Mortgage banking income	49	4,668	191	11,313
Increase in cash surrender value of life insurance	353	279	1,015	770
Commission income	220	247	662	564
Real estate lease income	154	119	384	353
Net gain on premises and equipment	—	—	120	29
Gain from repurchase of subordinated debt	—	660	—	660
Other income	289	131	1,462	1,076
Total noninterest income	3,196	7,196	9,688	19,900

NONINTEREST EXPENSE
Compensation and benefits	7,480	11,138	24,732	32,230
Occupancy and equipment	1,624	2,277	5,338	6,057
Data processing	685	1,020	1,994	2,780
Advertising	265	536	795	1,473
Professional fees	575	1,360	2,155	2,931
FDIC insurance premiums	601	488	1,715	1,165
Net loss on other real estate owned	2	—	10	—
Other operating expenses	1,199	2,146	3,509	7,839
Total noninterest expense	12,431	18,965	40,248	54,475
Net income before income taxes	4,556	2,655	10,793	9,666
Income tax expense	483	331	873	747
Net Income	$4,073	$2,324	$9,920	$8,919

Net income per share:
Basic	$0.60	$0.34	$1.45	$1.30
Diluted	$0.60	$0.34	$1.45	$1.29

Weighted average shares outstanding:
Basic	6,832,452	6,816,608	6,829,490	6,858,739
Diluted	6,834,784	6,819,748	6,851,145	6,893,766

Dividends per share	$0.15	$0.14	$0.44	$0.41

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023

Net Income	$4,073	$2,324	$9,920	$8,919

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(393)	(4,819)	15,333	11,458
Income tax (expense) benefit	59	1,026	(3,242)	(2,393)
Net of tax amount	(334)	(3,793)	12,091	9,065

Less: reclassification adjustment for provision for credit losses on securities included in net income	84	—	107	—
Income tax expense	(21)	—	(26)	—
Net of tax amount	63	—	81	—

Less: reclassification adjustment for realized losses included in net income	—	540	—	540
Income tax benefit	—	(113)	—	(113)
Net of tax amount	—	427	—	427

Less: reclassification adjustment for other-than-temporary impairment loss on securities included in net income	—	—	—	28
Income tax benefit	—	—	—	(6)
Net of tax amount	—	—	—	22

Other Comprehensive Income (Loss)	(271)	(3,366)	12,172	9,514

Comprehensive Income (Loss)	$3,802	$(1,042)	$22,092	$18,433

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned
	Common	Additional	Retained	Comprehensive	Stock	Treasury
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Three Months Ended June 30, 2023:
Balances at April 1, 2023	$78	$27,365	$166,652	$(14,199)	$(1,211)	$(11,787)	166,898

Net income	—	—	2,324	—	—	—	2,324

Other comprehensive income	—	—	—	(3,366)	—	—	(3,366)

Common stock dividends - $0.14 per share	—	—	(961)	—	—	—	(961)

Stock compensation expense	—	75	—	—	98	—	173

Balances at June 30, 2023	$78	$27,440	$168,015	$(17,565)	$(1,113)	$(11,787)	$165,068

Three Months Ended June 30, 2024:
Balances at April 1, 2024	$78	$27,397	$167,648	$(17,144)	$(1,096)	$(11,827)	$165,056

Net income	—	—	4,073	—	—	—	4,073

Other comprehensive loss	—	—	—	(271)	—	—	(271)

Common stock dividends - $0.15 per share	—	—	(1,033)	—	—	—	(1,033)

Stock compensation expense	—	78	—	—	97	—	175

Stock option exercises - 2,955 shares	—	39	—	—	—	-	39

Purchase of 2,459 treasury shares	—	—	—	—	—	(39)	(39)

Balances at June 30, 2024	$78	$27,514	$170,688	$(17,415)	$(999)	$(11,866)	$168,000

Nine Months Ended June 30, 2023:
Balances at October 1, 2022	$78	$26,770	$161,927	$(27,079)	$(969)	$(9,162)	$151,565

Net income	—	—	8,919	—	—	—	8,919

Other comprehensive income	—	—	—	9,514	—	—	9,514

Common stock dividends - $0.41 per share	—	—	(2,831)	—	—	—	(2,831)

Restricted stock grants - 22,000 shares	—	495	—	—	(495)	—	—

Restricted stock forfeitures - 2,000 shares	—	(53)	—	—	53	—	—

Stock compensation expense	—	228	—	—	298	—	526

Purchase of 124,710 treasury shares	—	—	—	—	—	(2,625)	(2,625)

Balances at June 30, 2023	$78	$27,440	$168,015	$(17,565)	$(1,113)	$(11,787)	$165,068

Nine Months Ended June 30, 2024:
Balances at October 1, 2023	$78	$26,986	$166,306	$(29,587)	$(1,015)	$(11,787)	$150,981

Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	(2,510)	—	—	—	(2,510)

Balances at October 1, 2023, adjusted	78	26,986	163,796	(29,587)	(1,015)	(11,787)	148,471

Net income	—	—	9,920	—	—	—	9,920

Distribution to Q2 minority interest	—	(18)	—	—	—	—	(18)

Other comprehensive income	—	—	—	12,172	—	—	12,172

Common stock dividends - $0.44 per share	—	—	(3,028)	—	—	—	(3,028)

Restricted stock grants - 19,475 shares	—	294	—	—	(294)	—	—

Restricted stock forfeitures - 800 shares	—	(18)	—	—	18	—	—

Stock compensation expense	—	231	—	—	292	—	523

Stock option exercises - 2,955 shares	—	39	—	—	—	—	39

Purchase of 5,095 treasury shares	—	—	—	—	—	(79)	(79)

Balances at June 30, 2024	$78	$27,514	$170,688	(17,415)	(999)	(11,866)	$168,000

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,920	$8,919
Adjustments to reconcile net income to net cash provided by (used in )
operating activities:
Provision for credit losses - loans	1,684	1,797
Credit for unfunded lending commitments	(159)	—
Provision for credit losses - securities	107	—
Depreciation and amortization	1,791	1,907
Amortization of premiums and accretion of discounts on securities, net	212	510
Amortization and accretion of fair value adjustments on loans, net	(915)	(1,285)
Loans originated for sale, residential mortgage	(62,577)	(392,217)
Loans originated for sale, Small Business Administration	(28,677)	(24,851)
Proceeds on sales of loans, residential mortgage	82,350	382,694
Proceeds on sales of loans, Small Business Administration	38,496	35,910
Net realized (gain) loss on sale of residential mortgage loans	1,307	(1,387)
Net realized gain on sale of SBA loans	(2,366)	(2,179)
Capitalization of loan servicing rights	(1,199)	(1,808)
Proceeds from sale of residential mortgage loan servicing rights	59,464	—
Loss on sale of residential mortgage loan servicing rights	4	—
Net change in value of residential loan servicing rights	809	3,816
Net change in value of SBA and nonresidential mortgage loan servicing rights	881	1,047
Net loss on sale of available for sale securities	—	540
Net losses from sale and write-down of other real estate owned	(5)	—
Other than temporary impairment loss on securities	—	28
Increase in cash surrender value of life insurance	(1,015)	(770)
Net unrealized gain on equity securities	(463)	(46)
Deferred income taxes	(15,618)	(2,590)
Stock compensation expense	523	526
Net gain on premises and equipment	(120)	(29)
Gain from repurchase of subordinated debt	—	(660)
Increase in accrued interest receivable	(1,853)	(2,129)
Increase (decrease) in accrued interest payable	(44)	4,480
Change in other assets	1,656	(5,447)
Change in other liabilities	5,786	7,204
Net Cash Provided by Operating Activities	89,979	13,980

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	—	(490)
Proceeds from maturities of interest-bearing time deposits	—	1,115
Purchase of securities available for sale	(817)	(11,664)
Proceeds from sales of securities available for sale	—	78,003
Proceeds from maturities, calls and paydowns of securities available for sale	6,005	12,741
Proceeds from maturities, calls and paydowns of securities held to maturity	166	159
Net increase in loans	(167,576)	(217,981)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	1	15
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(48)	(4,950)
Proceeds from sale of other real estate	35	—
Proceeds from sale of premises and equipment	150	77
Purchase of premises and equipment	(433)	(2,601)
Investment in partnership interests	(4,534)	(4,107)
Distribution to Q2 minority interests	(18)	—
Net Cash Used In Investing Activities	(167,069)	(149,683)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	30,354	143,931
Net decrease in Federal Home Loan Bank line of credit	(8,183)	(12,303)
Proceeds from Federal Home Loan Bank advances	1,800,000	7,155,000
Repayment of Federal Home Loan Bank advances	(1,730,000)	(7,105,000)
Repurchase of subordinated debt	—	(1,340)
Net decrease in other borrowings	—	(37,989)
Net decrease in advance payments by borrowers for taxes and insurance	(435)	(300)
Proceeds from exercise of stock options	39	—
Taxes paid on stock award shares for employees	—	(30)
Purchase of treasury shares	(79)	(2,625)
Dividends paid on common stock	(3,028)	(2,831)
Net Cash Provided By Financing Activities	88,668	136,513

Net Increase in Cash and Cash Equivalents	11,578	810

Cash and cash equivalents at beginning of period	30,845	41,665

Cash and Cash Equivalents at End of Period	$42,423	$42,475

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	46,824	24,574
Income taxes (net of refunds received)	6,915	57
Loans transferred from held for investment to held for sale	108,795	—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2024, the results of operations for the three- and nine-month periods ended June 30, 2024 and 2023, and the cash flows for the nine-month periods ended June 30, 2024 and 2023.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited condensed consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.

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

Allowance for Credit Losses – Unfunded Commitments

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

The allowance for unfunded commitments was $1.8 million as of June 30, 2024. There was no ACL on unfunded commitments at September 30, 2023. The Company recorded a provision for credit losses on unfunded commitments of $158,000 for the three-month period ended June 30, 2024. The company recorded a credit for credit losses on unfunded commitments of $159,000 for the nine-months period ended June 30, 2024. There was no provision for credit losses on unfunded commitments for the three- and nine-month periods ended June 30, 2023.

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

Investment securities have been classified as either available for sale or held to maturity according to management’s intent.

At this time, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities in an unrealized loss position prior to maturity or recovery of the recorded value. The Company recorded $84,000 and $107,000 of reserves on investment securities for the three-and nine-month periods ended June 30, 2024. The Company recorded no reserves on investment securities for the three- and nine-month periods ended June 30, 2023.

The Company’s held to maturity (“HTM”) debt securities consist of two agency mortgage-backed securities and two municipal bonds. The agency mortgage-backed securities carry an explicit and/or implicit guarantee of the U.S. government, are widely considered as “risk free” and have a long history of zero credit loss. The two HTM municipal bonds are unrated, but have performed as agreed and are not considered to be credit impaired. The carrying value of HTM debt securities totaled $1.1 million at June 30, 2024. There were no HTM securities on nonaccrual status or past due as of June 30, 2024 or September 30, 2023. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2024 or September 30, 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Debt Securities Available for Sale and Held to Maturity

The following tables provide a summary of debt securities available for sale and held to maturity:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gain	Losses	Losses	Value

	(In thousands)
June 30, 2024:
Debt securities available for sale:

U.S. Treasury notes	$30,299	$—	$3,849	$—	$26,450
Agency mortgage-backed	27,190	—	3,385	—	23,805
Agency CMO	13,402	—	1,089	—	12,313
Privately-issued CMO	281	2	2	23	258
Privately-issued ABS	344	11	1	—	354
SBA certificates	11,224	—	424	—	10,800
Municipal bonds	175,048	311	13,483	—	161,876
Other	2,000	—	121	84	1,795

Total debt securities available for sale	$259,788	$324	$22,354	$107	$237,651

Debt securities held to maturity:

Agency mortgage-backed	$31	$—	$—	$—	$31
Municipal bonds	1,103	9	—	—	1,112

Total debt securities held to maturity	$1,134	$9	$—	$—	$1,143

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value

	(In thousands)
September 30, 2023:
Debt securities available for sale:

U.S. Treasury notes	$30,598	$—	$4,649	$25,949
Agency mortgage-backed	28,542	—	4,274	24,268
Agency CMO	14,064	—	1,322	12,742
Privately-issued CMO	424	2	30	396
Privately-issued ABS	433	13	3	443
SBA certificates	11,587	—	842	10,745
Municipal bonds	177,561	19	26,096	151,484
Other	2,000	—	288	1,712

Total debt securities available for sale	$265,209	$34	$37,504	$227,739

Debt securities held to maturity:

Agency mortgage-backed	$36	$—	$1	$35
Municipal bonds	1,264	4	—	1,268

Total debt securities held to maturity	$1,300	$4	$1	$1,303

The amortized cost and fair value of investment securities as of June 30, 2024 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$4,018	$3,998	$254	$256
Due after one year through five years	8,010	7,860	571	576
Due after five years through ten years	44,368	39,827	278	280
Due after ten years	150,951	138,436	—	—
Agency mortgage-backed	27,190	23,805	31	31
Agency CMO	13,402	12,313	—	—
Privately-issued CMO	281	258	—	—
Privately-issued ABS	344	354	—	—
SBA certificates	11,224	10,800	—	—

	$259,788	$237,651	$1,134	$1,143

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

	(Dollars in thousands)
June 30, 2024:
Debt securities available for sale:
Continuous loss position less than twelve months:
U.S. Treasury notes	4	$1,225	$17
Municipal bonds	23	24,332	239

Total less than twelve months	27	25,557	256

Continuous loss position more than twelve months:
U.S. Treasury notes	1	25,225	3,832
Agency mortgage-backed	15	23,530	3,385
Agency CMO	15	12,312	1,089
Privately-issued CMO	1	239	2
Privately-issued ABS	1	147	1
SBA certificates	3	10,800	424
Municipal bonds	116	106,450	13,244
Other	1	1,879	121

Total more than twelve months	153	180,582	22,098

Total debt securities available for sale	180	$206,139	$22,354

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

At June 30, 2024, the Company did not have any securities held to maturity with an unrealized loss.

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

The total debt securities available for sale in loss positions at June 30, 2024, which consisted of U.S. Treasury notes, agency mortgage-backed securities, agency CMOs, privately-issued CMOs, privately-issued ABS, municipal bonds, SBA certificates and other securities represented 87% of total debt securities available for sale at June 30, 2024. All of the municipal securities are issued by municipal governments and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At June 30, 2024, the Company held four privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $337,000 and fair value of $316,000 that have been downgraded to a substandard regulatory classification due to the securities credit quality rating by various rating agencies.

At June 30, 2024, one privately-issued CMO security and one privately-issued ABS were in a loss position, and had depreciated approximately 6.1% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $387,000 and a total unrealized loss of $25,000 at June 30, 2024. Based on the independent third party analysis of the expected cash flows, one security had a credit loss totaling $84,000 that was recorded through provision for credit losses on securities during the three-month period ended June 30, 2024. A total of three securities had credit losses totaling $107,000 for the nine-month period ended June 30, 2024. An other-than temporary impairment charge of $28,000 was recognized in the nine months ended June 30, 2023, which was prior to the Company’s adoption of CECL. No other-than temporary impairment was recognized during the three-month period ended June 30, 2023. While the Company does not anticipate additional credit-related impairment losses at June 30, 2024, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related impairment charge in the future.

The unrealized losses on U.S. Treasury bills and notes, agency mortgage-backed securities, agency CMOs, SBA certificates and municipal bonds relate principally to changes in current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of its amortized cost bases, which may be at maturity, the Company has not recorded an allowance for credit losses at June 30, 2024.

During the three-and nine-month periods ended June 30, 2024, there were no sales of debt securities available for sale. During the three and nine-month periods ended June 30, 2023, the Company recognized $341,000 of gross gains and $881,000 of gross losses on sales of available for sale securities.

At June 30, 2024 and September 30, 2023, available for sale debt securities with a total fair value of $52.7 million and $52.9 million, respectively, were pledged to secure FHLB borrowings. At June 30, 2024, available for sale debt securities with a total fair value of $61.3 million were pledged to secure Federal Reserve Discount Window borrowings. At September 30, 2023, there were no available for sale debt securities pledged to secure Federal Reserve Discount Window borrowings.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following tables provide information about the activity for available for sale debt securities for which an allowance for credit losses was recorded, by major security type for the three- and nine-month periods ended June 30, 2024.

	Allowance for Credit Losses
	Private Label CMO
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Allowance for credit losses
Beginning of period	$23	$—	$—	$—
Provision for credit loss expense	—	—	24	—
Reductions due to increases in expected cash flows	—	—	(1)	—
Recoveries	—	—	—	—
Balance, end of period	$23	$—	$23	$—

	Allowance for Credit Losses
	Other Investments
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Allowance for credit losses
Beginning of period	$—	$—	$—	$—
Provision for credit loss expense	84	—	84	—
Reductions due to increases in expected
cash flows	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$84	$—	$84	$—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Credit Losses

Loans at June 30, 2024 and September 30, 2023 consisted of the following:

	June 30,	September 30,
	2024	2023

	(In thousands)
Real estate mortgage:
Residential	$536,127	$528,410
Commercial	185,654	187,232
Single tenant net lease	749,527	757,388
SBA commercial (1)	51,895	47,078
Multifamily	41,561	34,892
Residential construction	51,037	24,924
Commercial construction	20,271	14,588
Land and land development	16,406	17,234
Commercial business	134,469	117,594
SBA commercial business (1)	18,853	16,939
Consumer	40,170	39,915
Total loans	1,845,970	1,786,194

Deferred loan origination fees and costs, net	799	949
Allowance for credit losses	(19,789)	(16,900)

Loans, net	$1,826,980	$1,770,243
(1)	Includes discounts on SBA loans of $3.3 million for June 30, 2024 and September 30, 2023.

The Company transferred $108.8 million in residential first lien home equity loans from loans held for investment to loans held for sale during the nine-month period ended June 30, 2024. Other than the loans held for investment transfer to loans held for sale, during the nine-month period ended June 30, 2024, there were no significant changes in the Company’s lending activities as disclosed in the Company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2023. As discussed in Note 11, on October 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the previously required incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology.

At June 30, 2024 and September 30, 2023, the Company owned $444,000 of residential real estate where physical possession has been obtained. At June 30, 2024 and September 30, 2023, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $509,000 and $539,000, respectively.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2024 and 2023:

	Beginning Balance	Provisions (Credits)	Charge-Offs	Recoveries	Ending Balance

June 30, 2024:	(In thousands)
Residential real estate	$6,381	$150	$(35)	$59	$6,555
Commercial real estate	1,645	(33)	—	—	1,612
Single tenant net lease	3,764	109	—	—	3,873
SBA commercial real estate	2,872	254	(37)	—	3,089
Multifamily	410	(48)	—	—	362
Residential construction	351	19	—	—	370
Commercial construction	431	(61)	—	—	370
Land and land development	174	(1)	—	—	173
Commercial business	1,484	192	(8)	—	1,668
SBA commercial business	1,434	(209)	(24)	11	1,212
Consumer	446	129	(95)	25	505
	$19,392	$501	$(199)	$95	$19,789

June 30, 2023:
Residential real estate	$3,537	$603	$(8)	$—	$4,132
Commercial real estate	1,783	—	—	—	1,783
Single tenant net lease	3,726	(3)	—	—	3,723
SBA commercial real estate	2,607	(263)	(39)	3	2,308
Multifamily	326	(61)	—	—	265
Residential construction	246	81	—	—	327
Commercial construction	83	123	—	—	206
Land and land development	198	3	—	—	201
Commercial business	1,322	162	—	9	1,493
SBA commercial business	2,088	(177)	—	11	1,922
Consumer	542	(27)	(46)	9	478
	$16,458	$441	$(93)	$32	$16,838

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for credit losses by portfolio segment for the nine months ended June 30, 2024 and 2023:

	Beginning Balance	Adoption of ASC 326	Provisions (Credits)	Charge-Offs	Recoveries	Ending Balance

	(In thousands)
June 30, 2024:
Residential real estate	$4,641	$1,037	$845	$(35)	$67	$6,555
Commercial real estate	1,777	255	(420)	—	—	1,612
Single tenant net lease	3,810	222	(159)	—	—	3,873
SBA commercial real estate	1,922	511	633	(39)	62	3,089
Multifamily	268	(21)	115	—	—	362
Residential construction	434	(226)	162	—	—	370
Commercial construction	282	43	45	—	—	370
Land and land development	307	(74)	(60)	—	—	173
Commercial business	1,714	(495)	483	(34)	—	1,668
SBA commercial business	1,247	160	(186)	(48)	39	1,212
Consumer	498	17	226	(305)	69	505
	$16,900	$1,429	$1,684	$(461)	$237	$19,789

June 30, 2023:
Residential real estate	$2,716	$—	$1,409	$(8)	$15	$4,132
Commercial real estate	1,590	—	193	—	—	1,783
Single tenant net lease	3,838	—	(115)	—	—	3,723
SBA commercial real estate	2,578	—	(157)	(116)	3	2,308
Multifamily	251	—	14	—	—	265
Residential construction	305	—	22	—	—	327
Commercial construction	107	—	99	—	—	206
Land and land development	212	—	(11)	—	—	201
Commercial business	1,193	—	231	—	69	1,493
SBA commercial business	2,122	—	(49)	(190)	39	1,922
Consumer	448	—	161	(167)	36	478
	$15,360	$—	$1,797	$(481)	$162	$16,838

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the average balance of impaired loans individually evaluated for impairment as of June 30, 2023, prior to the Company’s adoption of ASU 2016-13 and interest income recognized on impaired loans for the three- and nine-month periods ended June 30, 2023.  The Company did not recognize any interest income on impaired loans using the cash receipts method during the three- and nine-month periods ended June 30, 2023.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023		2023
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Balance	Recognized	Balance	Recognized
Loans with no related allowance recorded:
Residential real estate	$3,306	$16	$3,070	$46
Commercial real estate	969	8	970	21
Single tenant net lease	—	—	—	—
SBA commercial real estate	8,427	—	8,189	—
Multifamily	375	4	384	14
Residential construction	—	—	—	—
Commercial construction	—	—	—	—
Land and land development	—	—	—	—
Commercial business	815	11	947	35
SBA commercial business	1,070	—	986	—
Consumer	54	—	65	—
	$15,016	$39	$14,611	$116

Loans with an allowance recorded:
Residential real estate	$250	$—	$125	$—
Commercial real estate	—	—	—	—
Single tenant net lease	—	—	—	—
SBA commercial real estate	1,201	—	1,433	—
Multifamily	—	—	—	—
Residential construction	—	—	—	—
Commercial construction	—	—	—	—
Land and land development	—	—	—	—
Commercial business	135	—	101	—
SBA commercial business	1,138	—	1,202	—
Consumer	196	—	190	—
	$2,920	$—	$3,051	$—

Total:
Residential real estate	$3,556	$16	$3,195	$46
Commercial real estate	969	8	970	21
Single tenant net lease	—	—	—	—
SBA commercial real estate	9,628	—	9,622	—
Multifamily	375	4	384	14
Residential construction	—	—	—	—
Commercial construction	—	—	—	—
Land and land development	—	—	—	—
Commercial business	950	11	1,048	35
SBA commercial business	2,208	—	2,188	—
Consumer	250	—	255	—
	$17,936	$39	$17,662	$116

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents the amortized cost basis of loans on nonaccrual and loans past due 90 or more days and still accruing interest. Also presented is the balance of loans on nonaccrual status at June 30, 2024 for which there was no related allowance for credit losses.

The Company recognized no interest income related to nonaccrual loans for the three - and nine - month periods ended June 30, 2024.

	At June 30, 2024			At September 30, 2023
		Nonaccrual	Loans 90+		Loans 90+
	Total	Loans with No	Days	Total	Days
	Nonaccrual	Allowance For	Past Due	Nonaccrual	Past Due
	Loans	Credit Loses	Still Accruing	Loans	Still Accruing

	(In thousands)			(In thousands)

Residential real estate	$4,047	$2,568	$—	$2,426	$—
Commercial real estate	622	496	—	511	—
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	8,564	6,763	—	7,415	—
Multifamily	276	276	—	318	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	1,464	1,300	—	1,946	—
SBA commercial business	1,751	1,290	—	1,099	—
Consumer	30	30	—	233	—

Total	$16,754	$12,723	$—	$13,948	$—

The following table presents the amortized cost basis of collateral dependent loans by collateral type, which are individually evaluated to determine expected credit losses. Other collateral represents business assets, except for the case of consumer loans, which are collateralized by consumer non-real estate assets:

	June 30, 2024
	Real Estate	Other	Total

	(In thousands)
Residential real estate	$4,047	$—	$4,047
Commercial real estate	622	—	622
SBA commercial real estate	8,564	—	8,564
Multifamily	276	—	276
Commercial business	—	1,464	1,464
SBA commercial business	—	1,751	1,751
Consumer	—	30	30
	$13,509	$3,245	$16,754

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of past due loans at June 30, 2024:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$566	$449	$2,422	$3,437	$532,690	$536,127
Commercial real estate	1,006	—	496	1,502	184,152	185,654
Single tenant net lease	—	—	—	—	749,527	749,527
SBA commercial real estate	79	—	4,721	4,800	47,095	51,895
Multifamily	—	—	—	—	41,561	41,561
Residential construction	—	—	—	—	51,037	51,037
Commercial construction	—	—	—	—	20,271	20,271
Land and land development	3	—	—	3	16,403	16,406
Commercial business	—	—	37	37	134,432	134,469
SBA commercial business	19	—	473	492	18,361	18,853
Consumer	426	—	28	454	39,716	40,170

Total	$2,099	$449	$8,177	$10,725	$1,835,245	$1,845,970

The following table presents the aging of past due loans at September 30, 2023:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$2,715	$132	$1,818	$4,665	$523,745	$528,410
Commercial real estate	23	62	—	85	187,147	187,232
Single tenant net lease	—	—	—	—	757,388	757,388
SBA commercial real estate	764	—	3,877	4,641	42,437	47,078
Multifamily	—	—	—	—	34,892	34,892
Residential construction	—	—	—	—	24,924	24,924
Commercial construction	—	—	—	—	14,588	14,588
Land and land development	40	—	—	40	17,194	17,234
Commercial business	112	—	86	198	117,396	117,594
SBA commercial business	130	—	682	812	16,127	16,939
Consumer	137	5	36	178	39,737	39,915

Total	$3,921	$199	$6,499	$10,619	$1,775,575	$1,786,194

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

The following tables outline, as of June 30, 2024, the amount of each loan and lease classification and the amount categorized into each risk rating based on fiscal year of origination as well as current period gross charge-offs:

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
							Revolving	Converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total

Residential real estate
Pass	$58,322	$37,531	$46,218	$19,153	$11,474	$55,790	$304,556	$—	$533,044
Special mention	—	—	—	—	—	—	—	—	—
Substandard	443	767	278	273	—	507	797	—	3,065
Doubtful	—	—	—	—	—	18	—	—	18
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	58,765	38,298	46,496	19,426	11,474	56,315	305,353	—	536,127
YTD gross charge-offs	—	—	—	1	—	6	28	—	35

Commercial real estate
Pass	13,155	28,061	62,595	22,099	7,888	51,041	—	—	$184,839
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	622	—	—	22	171	—	—	815
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	13,155	28,683	62,595	22,099	7,910	51,212	—	—	185,654
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Single tenant net lease commercial real estate
Pass	24,129	149,782	275,648	71,766	100,282	127,920	—	—	749,527
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single tenant net lease	24,129	149,782	275,648	71,766	100,282	127,920	—	—	749,527
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

SBA commercial real estate
Pass	3,785	8,769	8,913	6,821	7,168	6,405	43	—	41,904
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	162	143	1,766	6,296	—	—	8,367
Doubtful	—	—	—	—	—	1,624	—	—	1,624
Loss	—	—	—	—	—	—	—	—	—
Total SBA commercial real estate	3,785	8,769	9,075	6,964	8,934	14,325	43	—	51,895
YTD gross charge-offs	—	—	—	—	11	28	—	—	39

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
							Revolving	Converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total

Multifamily real estate
Pass	5,177	2,585	11,490	5,464	11,247	5,322	—	—	41,285
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	276	—	—	276
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily real estate	5,177	2,585	11,490	5,464	11,247	5,598	—	—	41,561
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential construction
Pass	8,495	28,250	14,292	—	—	—	—	—	51,037
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential construction	8,495	28,250	14,292	—	—	—	—	—	51,037
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial construction
Pass	68	15,960	4,243	—	—	—	—	—	20,271
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	68	15,960	4,243	—	—	—	—	—	20,271
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Land and land development
Pass	696	8,080	5,206	982	383	1,059	—	—	16,406
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total land and land development	696	8,080	5,206	982	383	1,059	—	—	16,406
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
							Revolving	Converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total

Commercial business
Pass	38,268	51,632	25,228	11,249	788	5,797	—	—	132,962
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	948	164	44	4	347	—	—	1,507
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial business	38,268	52,580	25,392	11,293	792	6,144	—	—	134,469
YTD gross charge-offs	—	—	—	32	—	2	—	—	34

SBA commercial business
Pass	5,016	2,568	716	1,203	3,998	3,113	384	—	16,998
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	54	86	1,698	—	—	1,838
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	17	—	—	17
Total SBA commercial business	5,016	2,568	716	1,257	4,084	4,828	384	—	18,853
YTD gross charge-offs	—	—	—	5	5	38	—	—	48

Consumer
Pass	3,892	4,057	3,310	450	207	86	28,138	—	40,140
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	4	—	—	—	—	26	—	30
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	3,892	4,061	3,310	450	207	86	28,164	—	40,170
YTD gross charge-offs	—	4	—	1	—	—	300	—	305

Total loans
Pass	161,003	337,275	457,859	139,187	143,435	256,533	333,121	—	1,828,413
Special mention	—	—	—	—	—	—	—	—	—
Substandard	443	2,341	604	514	1,878	9,295	823	—	15,898
Doubtful	—	—	—	—	—	1,642	—	—	1,642
Loss	—	—	—	—	—	17	—	—	17
Total loans	161,446	339,616	458,463	139,701	145,313	267,487	333,944	—	1,845,970
YTD gross charge-offs	—	4	—	39	16	74	328	—	461

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

There were no new FDMs made or modifications of existing FDMs during the three-and nine-months ended June 30, 2024.

The following table summarizes the Company’s recorded investment in TDRs at June 30, 2023, prior to adoption of ASU 2022-02. There was $101,000 of specific reserve included in the allowance for loan losses related to TDRs at June 30, 2023.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes information regarding TDRs that were restructured during the three- and nine-month periods ended June 30, 2023:

	Number of	Pre-Modification	Post-Modification
	Loans	Principal Balance	Principal Balance

	(Dollars in thousands)
Three Months Ended June 30, 2023:
Residential Real Estate	1	$31	$31
Total	1	$31	$31
Nine Months Ended June 30, 2023:
Residential Real Estate	1	$31	$31
Total	1	$31	$31

At June 30, 2023, the Company had committed to lend $1,000 to customers with outstanding loans classified as TDRs.

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

During the three- and nine-month periods ended June 30, 2023, the Company did not have any TDRs that were modified within the previous twelve months and for which there was a payment default.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The unpaid principal balance of SBA loans serviced for others was $209.7 million, $209.6 million and $223.2 million at June 30, 2024, September 30, 2023 and June 30, 2023, respectively.  Contractually specified late fees and ancillary fees expensed on SBA loans were  $2,000 for the three-months ended June 30, 2024 and a credit of $6,000 for the nine-months  ended June 30, 2024.  Contractually specified late fees and ancillary fees expensed on SBA loans were $35,000 and $70,000 for the three- and nine-month periods ended June 30, 2023, respectively.  Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $457,000 and $1.4 million for the three- and nine-month periods ended June 30, 2024, respectively.  Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $578,000 and $1.7 million for the three- and nine-month periods ended June 30, 2023, respectively.  Net servicing income and costs related to SBA loans are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three-and nine-month periods ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Balance, beginning of period	$2,950	$3,727	$2,950	$3,790
Servicing rights capitalized	156	147	691	606
Amortization	(140)	(237)	(420)	(623)
Direct write-offs	(178)	(263)	(493)	(578)
Change in valuation allowance	—	—	60	179
Balance, end of period	$2,788	$3,374	$2,788	$3,374

There was no valuation allowance related to SBA loan servicing rights at June 30, 2024. There was a valuation allowance of $60,000 related to SBA loan servicing rights at September 30, 2023.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The unpaid principal balance of residential mortgage loans serviced for others was $4.77 billion at September 30, 2023.  There was no unpaid principal balance of residential mortgage loans serviced for others at June 30, 2024 due to the sale of all of the Company’s residential MSRs during the six-month period ended March 31, 2024, which also resulted in the elimination of custodial escrow balances.  Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities was $47.9 million at September 30, 2023.  There were no custodial escrow balances maintained in connection with loan servicing and other liabilities at June 30, 2024.  Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were a net debit of $12,000 and a net credit of $1.5 million for the three- and nine-month periods ended June 30, 2024, respectively.  Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees related to residential mortgage loans serviced for others were $2.4 million and $7.2 million for the three- and nine-month periods ended June 30, 2023, respectively.  Contractually specified servicing fees are included in mortgage banking income in the consolidated statements of income.

Changes in the carrying value of MSRs accounted for at fair value for the three-and nine-month periods ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Fair value, beginning of period	$—	$61,194	$59,768	$63,263
Servicing rights capitalized	—	764	509	1,202
Changes in fair value related to:
Loan repayments	—	(1,073)	(672)	(3,137)
Sales	—	—	(59,464)	—
Gain (Loss) on sale of MSRs	—	—	(4)	—
Change in valuation model inputs or assumptions	—	(236)	(137)	(679)
Balance, end of period	$—	$60,649	$—	$60,649

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

The unpaid principal balance of nonresidential mortgage loans serviced for others was $35.2 million, $40.4 million and $43.5 million at June 30, 2024, September 30, 2023 and June 30, 2023, respectively.  Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $1,000 and $5,000 for the three- and nine-month periods ended June 30, 2024, respectively.  Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $8,000 and $22,000 for the three- and nine-month periods

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

ended June 30, 2023, respectively.  Contractually specified servicing fees on nonresidential mortgage loans serviced for others are included in other noninterest income in the consolidated statements of income.

An analysis of nonresidential MSRs for the three-and nine-month periods ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Balance, beginning of period	$77	$124	$101	$141
Servicing rights capitalized	—	—	—	—
Amortization	(5)	(8)	(18)	(25)
Direct write-offs	—	—	(11)	—
Change in valuation allowance	—	—	—	—
Balance, end of period	$72	$116	$72	$116

There was no valuation allowance related to nonresidential MSRs at June 30, 2024 and September 30, 2023.

4.	Deposits

Deposits at June 30, 2024 and September 30, 2023 consisted of the following:

	June 30,	September 30,
	2024	2023

	(In thousands)

Noninterest-bearing demand deposits	$201,854	$242,237
NOW accounts	330,347	336,446
Money market accounts	365,098	323,739
Savings accounts	155,312	170,073
Retail time deposits	260,386	170,980
Brokered & reciprocal time deposits	399,151	438,319
Total	$1,712,148	$1,681,794

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Supplemental Disclosure for Net Income Per Share

Net income per share information is presented below for the three-and nine-month periods ended June 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$4,073	$2,324	$9,920	$8,919
Shares:
Weighted average common shares outstanding, basic	6,832,452	6,816,608	6,829,490	6,858,739

Net income per common share, basic	$0.60	$0.34	$1.45	$1.30

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$4,073	$2,324	$9,920	$8,919
Shares:
Weighted average common shares outstanding, basic	6,832,452	6,816,608	6,829,490	6,858,739
Add: Dilutive effect of outstanding options	2,332	3,140	21,655	35,027
Add: Dilutive effect of restricted stock	—	—	—	—
Weighted average common shares outstanding, as adjusted	6,834,784	6,819,748	6,851,145	6,893,766

Net income per common share, diluted	$0.60	$0.34	$1.45	$1.29

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

Stock options for 449,797 and 340,972 shares of common stock were excluded from the calculation of diluted net income per common share for the three - and nine - month periods ended June 30, 2024, respectively, because their effect was antidilutive. Stock options for 282,489 shares of common stock were excluded from the calculation of diluted net income per common share for the three-and nine-month periods ended June 30, 2023, because their effect was antidilutive. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three-and nine-month periods ended June 30, 2024 and 2023.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2024 and September 30, 2023.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
June 30, 2024:
Assets Measured – Recurring Basis:
Securities available for sale:
U.S. Treasury bills and notes	$26,450	$—	$—	$26,450
Agency mortgage-backed	—	23,805	—	23,805
Agency CMO	—	12,313	—	12,313
Privately-issued CMO	—	19	239	258
Privately-issued ABS	—	277	77	354
SBA certificates	—	10,770	30	10,800
Municipal bonds	—	161,876	—	161,876
Other	—	—	1,795	1,795
Total securities available for sale	$26,450	$209,060	$2,141	$237,651
Residential mortgage loans held for sale	$—	$3,077	$—	$3,077
Equity securities (included in other assets)	$187	$436	$—	$623

Assets Measured – Nonrecurring Basis:
Collateral dependent loans:
Residential real estate	$—	$—	$1,172	$1,172
Commercial real estate	—	—	120	120
SBA commercial real estate	—	—	940	940
Commercial business	—	—	89	89
SBA commercial business	—	—	262	262
Total collateral dependent loans	$—	$—	$2,583	$2,583

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine-month period ended June 30, 2024.

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

Residential Mortgage Loans Held for Sale. The Company has elected to record a portion of its residential mortgage loans held for sale at fair value in accordance with FASB ASC 825-10. The fair value of residential mortgage loans held for sale is based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and is classified as Level 2 in the fair value hierarchy. The Company transferred $108.8 million of residential first lien home equity lines of credit that are intended for sale from held for investment to held for sale at June 30, 2024.  The Company did not elect to record the residential first lien home equity lines of credit transferred to held for sale at June 30, 2024 at fair value.

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

Due to the wind down of the Company’s national Mortgage Banking operation, and the resulting low level of mortgage loan originations and sales, there were no interest rate lock commitments or forward mortgage loan sale commitments as of June 30, 2024.

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three - and nine - month periods ended June 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023

Beginning balance	$—	$1,348	$268	$(238)
Unrealized gains (losses) recognized in earnings, net of settlements	—	(674)	(268)	912

Ending balance	$—	$674	$—	$674

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. There were no unrealized gains recognized in earnings for the nine - month period ended June 30, 2024 attributable to Level 3 derivative assets and liabilities held at the balance sheet date.Unrealized gains recognized in earnings for the nine - month period ended June 30, 2023 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $912,000.

There were no interest rate lock commitments as of June 30, 2024. The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of September 30,2023.

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

Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2024 and September 30, 2023, the significant unobservable inputs used in the fair value measurement of collateral dependent loans were as follows:

Range of Inputs
	Significant	(Weighted Average)	Range of Inputs (Weighted
	Unobservable	June 30,	Average) September 30,
Financial Instrument	Inputs	2024	2023
Collateral dependent loans	Discount from appraised value	0.0% - 35.0% (6.88%)	10.0% - 50.0% (14.22%)
	Estimated costs to sell	6.0% - 6.0% (6.00%)	6.0% - 6.0% (6.00%)

During the three- and nine-month periods ended June 30, 2024, the Company recognized provisions for credit losses on individually evaluated loans of $727,000 and $1.4 million, respectively.  During the three- and nine-month periods ended June 30, 2023, the Company recognized provisions for credit losses on impaired loans of $261,000 and $825,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

SBA and Nonresidential Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At June 30, 2024, there were no SBA loan servicing rights measured at fair value. At September 30, 2023, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value were as follows:

	Significant	Range of Inputs (Weighted
	Unobservable	Average) September 30,
Financial Instrument	Inputs	2023
SBA loan servicing rights	Discount rate	10.25% - 25.00% (13.79%)
	Prepayment speed	8.60% - 32.85% (16.91%)

Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount.  The Company did not record any impairment charges on SBA loan servicing rights for the three-month period ended June 30, 2024. The Company reversed impairment charges of $60,000 on SBA loan servicing rights for the nine-month period ended June 30, 2024. The Company did not record any impairment charges on SBA loan servicing rights for the three-month period ended June 30, 2023. The Company reversed impairment charges of $179,000 on SBA loan servicing rights for the nine - month period ended June 30, 2023.

Nonresidential mortgage loan servicing rights represent the value associated with servicing single tenant net lease loans that have been sold. The fair value of nonresidential mortgage loan servicing rights is determined by management on a quarterly basis using a discounted cash flow model, and is classified as Level 3 in the fair value hierarchy. At June 30, 2024 and September 30, 2023, the Company did not have any nonresidential mortgage loan servicing rights measured at fair value on a nonrecurring basis. The Company did not recognize any impairment charges on nonresidential mortgage loan servicing rights for the three – and nine - month periods ended June 30, 2024 and 2023.

During the nine-months ended June 30, 2024, the Company transferred one available for sale other investment security (subordinated debt in another financial institution) from Level 2 to Level 3 in the fair value hierarchy due to a change in valuation methodology. At June 30, 2024, the significant unobservable input used in the fair value measurement of available for sale investment securities was as follows:

Significant
	Unobservable	Range of Inputs (Weighted
Financial Instrument	Inputs	Average) June 30, 2024
Other investment security	Estimated market rate	9.00% - 10.00% (9.25%)

The table below presents a reconciliation of available for sale investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and nine-month periods ended June 30, 2024:

	Three Months Ended	Nine Months Ended
	June 30, 2024	June 30, 2024

	(In thousands)
Beginning balance	$1,554	$460
Transfers from Level 2 to Level 3	—	1,200
Change in value	587	481
Ending balance in Level 3	$2,141	$2,141

There were no available for sale investment securities transferred into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three- and nine-month periods ended June 30, 2023.

Other than the available for sale investment security noted above, there were no transfers into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three – and nine - month periods ended June 30, 2024.

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

The Company has elected the fair value option for a portion of its residential mortgage loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of June 30, 2024 and September 30, 2023.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of June 30, 2024 and September 30, 2023.

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	June 30,	June 30,
(In thousands)	2024	2024	Difference

Residential mortgage loans held for sale	$3,077	$3,008	$68

		Aggregate
	Aggregate	Principal
	Fair Value	Balance
	September 30,	September 30,
(In thousands)	2023	2023	Difference

Residential mortgage loans held for sale	$24,692	$24,382	$309

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three – and nine - month periods ended June 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023

Gains (losses) – included in mortgage banking income	$7	$(234)	$(29)	$716
Interest income	77	704	443	1,521

	$84	$470	$414	$2,237

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

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2024:
Financial assets:
Cash and due from banks	$20,414	$20,414	$—	$—
Interest-bearing deposits with banks	22,009	22,009	—	—
Interest-bearing time deposits	490	—	490	—
Securities available for sale	237,651	26,450	209,060	2,141
Securities held to maturity	1,134	—	31	1,112
Residential mortgage loans held for sale	3,077	—	3,077	—
Residential home equity lines of credit held for sale	108,795	—	109,883	—
SBA loans held for sale	13,987	—	—	15,375
Loans, net	1,826,980	—	—	1,725,938
FRB and FHLB stock	24,986	N/A	N/A	N/A
Accrued interest receivable	12,014	—	12,014	—
SBA loan servicing rights	2,788	—	—	3,000
Nonresidential mortgage loan servicing rights	72	—	—	72
Equity securities (included in other assets)	623	187	436	—

Financial liabilities:
Noninterest-bearing deposits	201,854	201,854	—	—
Interest-bearing deposits	1,510,294	—	—	1,507,145
Borrowings from FHLB	425,000	—	420,710	—
Subordinated notes	48,563	—	47,537	—
Accrued interest payable	8,882	—	8,882	—
Advance payments by borrowers for taxes and insurance	592	—	592	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2023:
Financial assets:
Cash and due from banks	$18,014	$18,014	$—	$—
Interest-bearing deposits with banks	12,831	12,831	—	—
Interest-bearing time deposits	490	—	490	—
Securities available for sale	227,739	25,949	201,330	460
Securities held to maturity	1,300	—	38	1,265
Residential mortgage loans held for sale	24,692	—	24,692	—
SBA loans held for sale	21,163	—	22,591	—
Loans, net	1,770,243	—	—	1,651,115
FRB and FHLB stock	24,939	N/A	N/A	N/A
Accrued interest receivable	10,161	—	10,161	—
SBA loan servicing rights	2,950	—	—	2,950
Residential mortgage loan servicing rights	59,768	—	—	59,768
Nonresidential mortgage loan servicing rights	101	—	—	101
Derivative assets (included in other assets)	923	—	471	452
Equity securities (included in other assets)	160	160	—	—

Financial liabilities:
Noninterest-bearing deposits	242,237	242,237	—	—
Interest-bearing deposits	1,439,557	—	—	1,435,083
Borrowings from FHLB	363,183	—	356,257	—
Subordinated note	48,444	—	46,940	—
Accrued interest payable	8,926	—	8,926	—
Advance payments by borrowers for taxes and insurance	1,027	—	1,027	—
Derivative liabilities (included in other liabilities)	196	—	12	184

7.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 203,363 shares of Company common stock at a cost of $10.00 per share financed by a term loan with the Company. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three – and nine - month periods ended June 30, 2024 and 2023. The ESOP trust held 262,176 and 293,695 shares of Company common stock at June 30, 2024 and September 30, 2023, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	Stock Based Compensation Plans

The Company maintains three equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016, and the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021. At June 30, 2024, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan may not exceed 356,058 shares, consisting of 267,043 stock options and 89,015 shares of restricted stock. At June 30, 2024, 4,560 shares of the Company’s common stock were available for issuance under the 2016 Plan, of which 1,500 shares were available for restricted stock and 3,060 shares were available for stock options. At June 30, 2024, 10,600 shares of the Company’s common stock were available for issuance under the 2021 Plan, of which 4,590 shares were available for restricted stock and 6,010 shares were available for stock options. In November 2023, the Company granted 62,983 stock options and 19,475 restricted shares to directors, officers and key employees which will vest over a one-year or five-year period. The Company generally issues new shares under the 2016 and 2021 Plans from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

The fair value of options granted during the nine - month periods ended June 30, 2024 and 2023 were determined using the following assumptions:

	2024	2023
Expected dividend yield	3.74%	2.93%
Risk-free interest rate	4.44%	3.94%
Expected volatility	28.4%	27.7%
Expected life of options	6.9 years	6.8 years
Weighted average fair value at grant date	$3.55	$5.71

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of stock option activity as of June 30, 2024, and changes during the nine-month period then ended is presented below.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Dollars in thousands, except per share data)

Outstanding at beginning of period	408,669	$17.15
Granted	62,983	15.10
Exercised	(2,955)	13.36
Forfeited or expired	(5,700)	18.17
Outstanding at end of period	462,997	$20.09	4.8	$710
Exercisable at end of period	272,484	$19.43	4.6	$540

There were 2,955 stock options exercised during the nine-month period ended June 30, 2024. There were no stock options exercised during the nine - month period ended June 30, 2023. The Company recognized compensation expense related to stock options of $78,000 and $231,000 for the three- and nine-month periods ended June 30, 2024, respectively. The Company recognized compensation expense related to stock options of $75,000 and $228,000 for the three – and nine - month periods ended June 30, 2023, respectively. At June 30, 2024, there was $777,000 of unrecognized compensation expense related to nonvested stock options.  The compensation expense is expected to be recognized over a weighted average period of 3.10 years.  There was $39,000 in cash received and $2,000 in tax benefit from the exercise of stock options during the nine- month periods ended June 30, 2024. There was no cash received and no tax benefit from exercise during the nine-month period ended June 30, 2023 due to no options being exercised during the period.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three – and nine – month periods ended June 30, 2024 was $97,000 and $292,000, respectively. Compensation expense related to restricted stock recognized for the three - and nine - month periods ended June 30, 2023 was $98,000 and $298,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of June 30, 2024 and changes during the nine - month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2023	54,916	$24.73
Granted	19,475	$15.10
Vested	(16,158)	$24.23
Forfeited	(800)	$22.49
Nonvested at June 30, 2024	57,433	$21.64

There were 16,158 restricted shares vested during the nine - month period ended June 30, 2024 with a total fair value of $244,000. There were 16,408 restricted shares that vested during the nine - month period ended June 30, 2023 with a total fair value of $244,000. At June 30, 2024, there was $999,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 3.13 years.

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

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements. However, the Company has not elected to offset such financial instruments in the consolidated balance sheets. The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. At June 30, 2024 , the Company had no cash collateral posted with derivative counterparties against its derivative obligations. At September 30, 2023, the Company had cash collateral posted with certain derivative counterparties of $1.5 million, against its derivative obligations. Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

As of June 30, 2024, the Company had no derivative financial instruments due to the wind down of the national mortgage banking operation. The tables below provide information on the Company’s derivative financial instruments as of September 30, 2023.

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
	September 30,	September 30,	September 30,
(In thousands)	2023	2023	2023

Interest rate lock commitments	$67,040	$452	$184
Forward mortgage loan sale contracts	66,000	471	12

	$133,040	$923	$196

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three – and nine - month periods ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023

Interest rate lock commitments	$—	$(674)	$(268)	$912
Forward mortgage loan sale contracts	—	1,097	354	121

	$—	$423	$86	$1,033

10.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was 2.50% for 2024 and 2023. The Bank met all capital adequacy requirements to which it was subject as of June 30, 2024 and September 30, 2023.

As of June 30, 2024, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2024:

Total capital (to risk-weighted assets):
Consolidated	$239,954	12.32%	$155,778	8.00%	N/A	N/A
Bank	238,654	12.26	155,746	8.00	$194,682	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$176,347	9.06%	$116,834	6.00%	N/A	N/A
Bank	219,610	11.28	116,809	6.00	$155,746	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$176,347	9.06%	$87,625	4.50%	N/A	N/A
Bank	219,610	11.28 	87,607	4.50	$126,544	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$176,347	7.38%	$95,561	4.00%	N/A	N/A
Bank	219,610	9.19	95,545	4.00	$119,431	5.00%

As of September 30, 2023:

Total capital (to risk-weighted assets):
Consolidated	$230,735	11.47%	$160,965	8.00%	N/A	N/A
Bank	226,461	11.27	160,822	8.00	$201,027	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$165,391	8.22%	$120,724	6.00%	N/A	N/A
Bank	209,561	10.42	120,616	6.00	$160,822	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$165,391	8.22%	$90,543	4.50%	N/A	N/A
Bank	209,561	10.42	90,462	4.50	$130,668	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$165,391	7.24%	$91,375	4.00%	N/A	N/A
Bank	209,561	9.17	91,406	4.00	$114,259	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	Recent Accounting Pronouncements

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

The impact of adopting ASC 326 was as follows (dollars in thousands):

	As Reported under		Impact of
	ASC 326	Pre-ASC 326	ASC 326 Adoption
Assets
Allowance for credit losses (“ACL”) on loans
Residential real estate	5,678	4,641	1,037
Commercial real estate	2,032	1,777	255
Single tenant net lease	4,032	3,810	222
SBA commercial real estate	2,433	1,922	511
Multifamily	247	268	(21)
Residential construction	208	434	(226)
Commercial construction	325	282	43
Land and land development	233	307	(74)
Commercial business	1,219	1,714	(495)
SBA commercial business	1,407	1,247	160
Consumer	515	498	17
Allowance for credit losses on loans	18,329	16,900	1,429
Net deferred tax assets	19,718	18,859	859

Liabilities
Allowance for credit losses on off balance sheet credit exposures	1,940	—	1,940

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

The core banking segment is comprised primarily by the Bank and First Savings Investments, Inc., while the SBA lending segment’s revenues are comprised primarily of net interest income and gains on the sales of SBA loans generated by Q2. The mortgage banking segment is no longer reported separately as of three-month period ended March 31, 2024 due to the winddown of the national mortgage banking operation that was completed in the three-month period ended December 31, 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following segment financial information has been derived from the internal financial statements of the Company which are used by management to monitor and manage financial performance. The accounting policies of the three segments are the same as those of the Company (dollars in thousands).

	Core	SBA	Consolidated
	Banking	Lending	Totals
Three Months Ended June 30, 2024:
Net interest income	$13,590	$944	$14,534
Provision for credit losses – loans	320	181	501
Provision for unfunded lending commitments	64	94	158
Provision for credit losses - securities	84	—	84
Net interest income after provision	13,122	669	13,791
Net gains on sales of loans, SBA	—	581	581
Mortgage banking income	49	—	49
Noninterest income	2,474	722	3,196
Noninterest expense	10,192	2,239	12,431
Income (loss) before taxes	5,404	(848)	4,556
Income tax expense (benefit)	689	(206)	483
Segment profit (loss)	4,715	(642)	4,073
Non-cash items:
Depreciation and amortization	588	2	590
Segment assets at June 30, 2024	2,305,240	88,251	2,393,491

	Core	SBA	Consolidated
	Banking	Lending	Totals
Nine Months Ended June 30, 2024:
Net interest income	$40,169	$2,816	$42,985
Provision for credit losses – loans	1,238	446	1,684
Provision (credit) for unfunded lending commitments	(253)	94	(159)
Provision for credit losses – securities	107	—	107
Net interest income after provision	39,077	2,276	41,353
Net gains on sales of loans, SBA	—	2,366	2,366
Mortgage banking income	191	—	191
Noninterest income	6,790	2,898	9,688
Noninterest expense	34,178	6,070	40,248
Income (loss) before taxes	11,689	(896)	10,793
Income tax expense (benefit)	1,073	(200)	873
Segment profit (loss)	10,616	(696)	9,920
Non-cash items:
Depreciation and amortization	1,786	5	1,791
Segment assets at June 30, 2024	2,305,240	88,251	2,393,491

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals
Three Months Ended June 30, 2023:
Net interest income	$13,407	$1,098	$360	$14,865
Provision (credit) for loan losses	881	(440)	—	441
Net interest income after provision	12,526	1,538	360	14,424
Net gains on sales of loans, SBA	—	497	—	497
Mortgage banking income	16	—	4,652	4,668
Noninterest income	1,965	580	4,651	7,196
Noninterest expense	11,010	2,107	5,848	18,965
Income (loss) before taxes	3,481	11	(837)	2,655
Income tax expense (benefit)	561	(21)	(209)	331
Segment profit (loss)	2,920	32	(628)	2,324
Non-cash items:
Depreciation and amortization	618	5	22	645
Segment assets at June 30, 2023	2,058,442	84,394	117,585	2,260,421

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals
Nine Months Ended June 30, 2023:
Net interest income	$42,047	$3,186	$805	$46,038
Provision (credit) for loan losses	2,003	(206)	—	1,797
Net interest income after provision	40,044	3,392	805	44,241
Net gains on sales of loans, SBA	—	2,179	—	2,179
Mortgage banking income (loss)	8	—	11,305	11,313
Noninterest income	5,626	2,970	11,304	19,900
Noninterest expense	31,458	6,693	16,324	54,475
Income (loss) before taxes	14,212	(331)	(4,215)	9,666
Income tax expense (benefit)	1,908	(108)	(1,053)	747
Segment profit (loss)	12,304	(223)	(3,162)	8,919
Non-cash items:
Depreciation and amortization	1,817	16	74	1,907
Segment assets at June 30, 2023	2,058,442	84,394	117,585	2,260,421

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three-and nine-month periods ended June 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
In Scope for ASC 606
Service charges on deposit accounts	$538	$509	$1,398	$1,538
ATM and interchange fees	593	615	1,627	1,940
Commission income	220	247	662	564
Other	26	27	82	87
Revenue from contracts with customers	1,377	1,398	3,769	4,129

Out of Scope for ASC 606
Net unrealized gain on equity securities	419	11	463	46
Loss on sale of securities	—	(540)	—	(540)
Gain on sale of SBA loans	581	497	2,366	2,179
Mortgage banking income	49	4,668	191	11,313
Increase in cash value of life insurance	353	279	1,015	770
Real estate lease income	154	119	384	353
Loan servicing and other income	263	764	1,500	1,650
Other noninterest income	1,819	5,798	5,919	15,771

Total noninterest income	$3,196	$7,196	$9,688	$19,900

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.Mortgage Banking Income

The components of mortgage banking income for the three-and nine-month periods ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)

Origination and sale of mortgage loans (1)	$60	$2,599	$(1,142)	$5,216
Mortgage brokerage income	—	74	31	284
Net change in fair value of loans held for sale and interest rate lock commitments	7	(908)	(297)	1,627
Realized and unrealized gains (losses) from forward sales commitments	—	1,097	354	121
Capitalized residential mortgage loan servicing rights	—	764	509	1,202
Net change in fair value of residential mortgage loan servicing rights	—	(1,309)	(809)	(3,816)
Provisions for loan repurchases and indemnifications	(6)	(70)	13	(559)
Net loan servicing income (loss)	(12)	2,421	1,532	7,238
Total mortgage banking income	$49	$4,668	$191	$11,313
(1)	Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.

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

Critical Accounting Policies; Critical Accounting Estimates

Other than the adoption of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, as described in Note 1 and Note 11, during the nine-month period ended June 30, 2024, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K, for the year ended September 30, 2023.

Comparison of Financial Condition at June 30, 2024 and September 30, 2023

Cash and Cash Equivalents. Cash and cash equivalents increased $11.6 million from $30.8 million at September 30, 2023 to $42.4 million at June 30, 2024.

Loans. Net loans receivable increased $56.7 million, from $1.77 billion at September 30, 2023 to $1.83 billion at June 30, 2024, primarily due to growth in residential construction loans and commercial business loans, which increased by $26.1 million and $16.9 million, respectively.

Loans Held for Sale. Loans held for sale increased $80.0 million, from $45.9 million at September 30, 2023 to $125.9 million at June 30, 2024, primarily due to a transfer of $108.6 million in residential first lien home equity loans that are intended for sale from held for investment to held for sale at June 30, 2024.  The increase in residential mortgage loans held for sale was partially offset by a decrease in SBA loans held for sale of $7.2 million.  The decrease in SBA loans held for sale is due to loan sales outpacing originations during the period.

Securities Available for Sale. Securities available for sale increased $9.9 million, from $227.7 million at September 30, 2023 to $237.7 million at June 30, 2024, due to net increases in fair value of $15.4 million, partially offset by calls and maturities of $3.4 million and principal repayments of $2.6 million.  The increases in fair value were primarily due to decreasing long term market interest rates during the nine-months ended June 30, 2024, which resulted in an increase in the fair value of debt securities available for sale.

Securities Held to Maturity. Investment securities held to maturity decreased $166,000 from $1.3 million at September 30, 2023 to $1.1 million at June 30, 2024, due primarily to calls and maturities during the period.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Mortgage Servicing Rights. During the nine-months ended June 30, 2024, the Company completed its sale of all residential mortgage loan servicing rights.

Deposits. Total deposits increased $30.4 million from $1.68 billion at September 30, 2023 to $1.71 billion at June 30, 2024, due to a $70.7 million increase in interest-bearing deposits, partially offset by a $40.4 million decrease in non-interest bearing deposits.  The increase in interest-bearing deposits was primarily due to increases in time deposits and money market accounts of $50.2 million and $41.4 million, respectively, offset by decreases in savings accounts and demand deposit accounts of $14.8 million and $6.1 million, respectively.  The decrease in noninterest-bearing deposits was primarily due to outflow of $47.9 million of escrow deposits in connection with the sale of residential servicing rights during the nine-months ended June 30, 2024.

FHLB Borrowings. Borrowings from the FHLB increased $61.8 million, from $363.2 million at September 30, 2023 to $425.0 million at June 30, 2024.  The increase in borrowings was primarily due to the decreased use of brokered certificates to fund loan growth due to less favorable rates in the brokered deposit market.

Stockholders’ Equity. Stockholders’ equity increased $17.0 million from $151.0 million at September 30, 2023 to $168.0 million at June 30, 2024, due primarily to a $12.2 million decrease in accumulated other comprehensive loss, and an increase in retained net income of $4.4 million.    At June 30, 2024 and September 30, 2023, the Bank was considered “well-capitalized” under applicable regulatory capital guidelines.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

Overview. The Company reported net income of $4.1 million, or $0.60 per diluted share, for the three-month period ended June 30, 2024 compared to net income of $2.3 million, or $0.34 per diluted share, for the three-month period ended June 30, 2023.

Net Interest Income. Net interest income decreased $331,000, or 2.2%, for the three-month period ended June 30, 2024 as compared to the same period in 2023.  Average interest-earning assets increased $145.8 million and average interest-bearing liabilities increased $210.3 million when comparing the two periods.  The tax-equivalent net interest margin was 2.67% for 2024 compared to 2.94% for 2023.

Total interest income increased $4.3 million when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $145.8 million, from $2.11 billion for 2023 to $2.25 billion for 2024, and an increase in the average tax equivalent yield on interest-earning assets from 5.20% for 2023 to 5.60% for 2024.  The increase in the average balance of interest-earning assets was due to a $224.0 million increase in the average balance of total loans, partially offset by a decrease in the average balance of investment securities of $84.1 million.

Total interest expense increased $4.6 million due to an increase in the average balance of interest-bearing liabilities of $210.3 million, from $1.76 billion for 2023 to $1.97 billion for 2024, and an increase in the average cost of interest-bearing liabilities from 2.71% for 2023 to 3.36% for 2024.   The increase in the average cost of interest-bearing liabilities for 2024 was due primarily to higher rates for borrowings and brokered deposits as a result of increased market interest rates and resulting higher U.S. Treasury rates, as well as rate increases in response to competition, and migration of deposits from lower-yielding transaction and savings accounts to higher-yielding money market accounts and certificates of deposits.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended June 30, 2024 and 2023. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Three Months Ended June 30,
	2024			2023
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$26,100	$324	4.97%	$20,661	$267	5.17%
Loans	1,943,716	28,155	5.79	1,719,733	23,279	5.41
Investment securities – taxable	101,350	918	3.62	109,319	984	3.60
Investment securities – nontaxable	157,991	1,665	4.22	234,118	2,456	4.20
FRB and FHLB stock	24,986	519	8.31	24,509	423	6.90
Total interest-earning assets	2,254,143	31,581	5.60	2,108,340	27,409	5.20

Noninterest-earning assets	119,998			171,110
Total assets	$2,374,141			$2,279,450

Liabilities and equity:
NOW accounts	$321,874	$618	0.77%	$321,904	$491	0.61%
Money market deposit accounts	356,511	3,408	3.82	266,626	1,917	2.88
Savings accounts	158,051	50	0.13	160,639	25	0.06
Time deposits	736,435	8,664	4.71	529,607	5,358	4.05
Total interest-bearing deposits	1,572,871	12,740	3.24	1,278,776	7,791	2.44

Fed funds purchased	—	—	—	11	—	0.00
FHLB borrowings	351,227	3,021	3.44	434,182	3,446	3.17
Subordinated debt and other borrowings	48,537	799	6.58	49,339	696	5.64
Total interest-bearing liabilities	1,972,635	16,560	3.36	1,762,308	11,933	2.71

Noninterest-bearing deposits	193,230			308,231
Other noninterest-bearing liabilities	43,052			42,942
Total liabilities	2,208,917			2,113,481

Total stockholders’ equity	165,224			165,969

Total liabilities and equity	$2,374,141			$2,279,450
Net interest income (taxable equivalent basis)		15,021			15,476
Less: taxable equivalent adjustment		(487)			(611)
Net interest income		$14,534			$14,865
Interest rate spread (taxable equivalent basis)			2.24%			2.49%
Net interest margin (taxable equivalent basis)			2.67%			2.94%
Average interest-earning assets to average interest-bearing liabilities			114.27%			119.64%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended June 30, 2024 and 2023. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended June 30, 2024
	Compared to
	Three Months Ended June 30, 2023
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$(12)	$69	$57
Loans	1,740	3,136	4,876
Investment securities – taxable	6	(72)	(66)
Investment securities – nontaxable	10	(801)	(791)
FRB and FHLB stock	87	9	96
Total interest-earning assets	1,831	2,341	4,172

Interest expense:
Deposits	2,861	2,088	4,949
Borrowings from FHLB	260	(685)	(425)
Subordinated debt	115	(12)	103
Total interest-bearing liabilities	3,236	1,391	4,627

Net increase (decrease) in net interest income (taxable equivalent basis)	$(1,405)	$950	$(455)

Provision for Credit Losses. The Company recognized a provision for credit losses for loans of $501,000, a provision for unfunded lending commitments of $158,000 and a provision for credit losses for securities of $84,000 for the three months ended June 30, 2024, compared to a provision for loan losses of $441,000 for the same period in 2023.

The Company recognized net charge-offs of $105,000 for the three-month period ended June 30, 2024 compared to $61,000 for the same period in 2023.

Noninterest Income. Noninterest income decreased $4.0 million for the three-month period ended June 30, 2024 as compared to the same period in 2023.  The decrease was due primarily to a $4.6 million decrease in mortgage banking income due to the cessation of national mortgage banking operations in the quarter ended December 31, 2023.  In addition, the Company recorded the estimated fair market value on Visa Class C shares of $436,000, with no corresponding amount for the same period in 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Expense. Noninterest expense decreased $6.5 million for the three-month period ended June 30, 2024 as compared to the same period in 2023.  The decrease was due primarily to decreases in compensation and benefits expense of $3.7 million.  The decrease in compensation and benefits expense was due primarily to a reduction in staffing related to the cessation of national mortgage banking operations in the quarter ended December 31, 2023.  In addition, the Company recognized a reversal of a contingency accrual of $283,000 during the quarter ended June 30, 2024, with no corresponding amount during the same period in 2023.

Income Tax Expense. The Company recognized income tax expense of $483,000 for the three-month period ended June 30, 2024 as compared to $331,000 for the same period in 2023.  The increase was primarily due to higher taxable income in the 2024 period.  The effective tax rate for 2024 was 10.6%, which was a decrease from the effective tax rate of 12.5% in 2023.  The decrease in the effective tax rate was due primarily to greater utilization of solar tax credits in 2024 as compared to 2023.

Results of Operations for the Nine Months Ended June 30, 2024 and 2023

Overview. The Company reported net income of $9.9 million, or $1.45 per diluted share, for the nine-month period ended June 30, 2024 compared to net income of $8.9 million, or $1.29 per diluted share, for the nine-month period ended June 30, 2023.

Net Interest Income. Net interest income decreased $3.1 million, or 6.6%, for the nine-month period ended June 30, 2024 as compared to the same period in 2023.  Average interest-earning assets increased $178.7 million and average interest-bearing liabilities increased $243.7 million when comparing the two periods.  The tax-equivalent net interest margin was 2.67% for 2024 compared to 3.13% for 2023.

Total interest income increased $14.7 million when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $178.7 million, from $2.04 billion for 2023 to $2.22 billion for 2024, and an increase in the average tax equivalent yield on interest-earning assets from 5.03% for 2023 to 5.49% for 2024.  The increase in the average balance of interest-earning assets was due to a $263.9 million increase in the average balance of total loans, partially offset by a decrease in the average balance of investment securities of $88.7 million.

Total interest expense increased $17.7 million due to an increase in the average balance of interest-bearing liabilities of $243.7 million, from $1.68 billion for 2023 to $1.93 billion for 2024, and an increase in the average cost of interest-bearing liabilities from 2.30% for 2023 to 3.24% for 2024.   The increase in the average cost of interest-bearing liabilities for 2024 was due primarily to higher rates for borrowings and brokered deposits as a result of increased market interest rates and resulting higher U.S. Treasury rates, as well as rate increases in response to competition, and migration of deposits from lower-yielding transaction and savings accounts to higher-yielding money market accounts and certificates of deposits.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the nine-month periods ended June 30, 2024 and 2023. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Nine Months Ended June 30,
	2024			2023
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$23,668	$834	4.70%	$22,533	$603	3.57%
Loans	1,905,152	81,443	5.70	1,641,215	64,800	5.26
Investment securities - taxable	102,596	2,784	3.62	110,548	2,896	3.49
Investment securities - nontaxable	158,624	5,014	4.21	239,380	7,494	4.17
FRB and FHLB stock	24,980	1,092	5.83	22,609	1,007	5.94
Total interest-earning assets	2,215,020	91,167	5.49	2,036,285	76,800	5.03

Noninterest-earning assets	124,873			159,923
Total assets	$2,339,893			$2,196,208

Liabilities and equity:
NOW accounts	$323,883	$1,858	0.76%	$336,835	$1,424	0.56%
Money market deposit accounts	326,077	9,052	3.70	245,711	3,837	2.08
Savings accounts	162,054	161	0.13	166,762	79	0.06
Time deposits	691,324	24,205	4.67	498,313	12,874	3.44
Total interest-bearing deposits	1,503,338	35,276	3.13	1,247,621	18,214	1.95

Fed funds purchased	—	—	—	3	—	0.00
FHLB borrowings	375,336	9,088	3.23	373,075	8,280	2.96
Subordinated debt and other borrowings	48,497	2,416	6.64	62,784	2,560	5.44
Total interest-bearing liabilities	1,927,171	46,780	3.24	1,683,483	29,054	2.30

Noninterest-bearing deposits	205,971			316,855
Other noninterest-bearing liabilities	46,099			35,334
Total liabilities	2,179,241			2,035,672

Total stockholders’ equity	160,652			160,536

Total liabilities and equity	$2,339,893			$2,196,208
Net interest income (taxable equivalent basis)		44,387			47,746
Less: taxable equivalent adjustment		(1,402)			(1,708)
Net interest income		$42,985			$46,038
Interest rate spread (taxable equivalent basis)			2.25%			2.73%
Net interest margin (taxable equivalent basis)			2.67%			3.13%
Average interest-earning assets to average interest-bearing liabilities			114.94%			120.96%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the nine-month periods ended June 30, 2024 and 2023. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Nine Months Ended June 30, 2024
	Compared to
	Nine Months Ended June 30, 2023
	Increase (Decrease)
	Due to
	Rate	Volume	Net

	(In thousands)
Interest income:
Interest-bearing deposits with banks	$196	$35	$231
Loans	5,795	10,848	16,643
Investment securities - taxable	100	(212)	(112)
Investment securities - nontaxable	58	(2,538)	(2,480)
FRB and FHLB stock	(20)	105	85
Total interest-earning assets	6,129	8,238	14,367

Interest expense:
Deposits	12,191	4,871	17,062
Borrowings from FHLB	756	52	808
Subordinated debt	503	(647)	(144)
Total interest-bearing liabilities	13,450	4,276	17,726

Net increase (decrease) in net interest income (taxable equivalent basis)	$(7,321)	$3,962	$(3,359)

Provision for Credit Losses. The Company recognized a provision for credit losses for loans of $1.7 million, a credit for credit losses on unfunded commitments of $159,000 and a provision for credit losses for securities of $107,000 for the nine months ended June 30, 2024, compared to a provision for loan losses of $1.8 million for the same period in 2023.  Nonperforming loans, which consist of nonaccrual loans and loans over 90 days past due and still accruing interest, increased $2.8 million from $13.9 million at September 30, 2023 to $16.8 million at June 30, 2024.

The Company recognized net charge-offs of $224,000 for the nine months ended June 30, 2024, of which $15,000 was related to unguaranteed portions of SBA loans, compared to net charge-offs of $320,000 in 2023, of which $264,000 was related to unguaranteed portions of SBA loans.

Noninterest Income. Noninterest income decreased $10.2 million for the nine-month period ended June 30, 2024 as compared to the same period in 2023.  The decrease was due primarily to a $11.1 million decrease in mortgage banking income due to the cessation of national mortgage banking operations in the quarter ended December 31, 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Expense. Noninterest expense decreased $14.2 million for the nine-month period ended June 30, 2024 as compared to the same period in 2023.  The decrease was due primarily to decreases in compensation and benefits expense of $7.5 million and other operating expense of $4.3 million.  The decrease in compensation and benefits expense was due primarily to a reduction in staffing related to the cessation of national mortgage banking operations in the quarter ended December 31, 2023.  The decrease in other operating expense was due primarily to a $916,000 decrease in net loss on captive insurance due to the dissolution of the captive insurance company in 2023, a decrease in loss contingency for SBA-guaranteed loans of $755,000 in 2024 compared to an increase of $490,000 in 2023, and a decrease in loss contingency for restitution to mortgage borrowers of $300,000 in 2024 compared to an increase of $609,000 in 2023.

Income Tax Expense. The Company recognized income tax of $873,000 for the nine-month period ended June 30, 2024 as compared to $747,000 for the same period in 2023.  The increase is primarily due to higher taxable income in the 2024 period.  The effective tax rate for 2024 was 8.1%, which was an increase from the effective tax rate of 7.7% in 2023.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At June 30, 2024, the Bank had cash and cash equivalents of $42.4 million and securities available-for-sale with a fair value of $237.7 million, including $123.7 million that are unpledged.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on federal funds purchased lines of credit facilities with other financial institutions, additional collateral eligible for repurchase agreements and borrowing capacity with the Federal Reserve Discount Window.  At June 30, 2024, the Bank had the ability to borrow a total of $613.8 million from the FHLB, of which $425.0 million was borrowed and outstanding.  In addition, the Bank had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at June 30, 2024.  The Bank also had three other federal funds line of credit facilities with other financial institutions from which we had the ability to borrow the lesser of $5.0 million or 50% of the Bank’s equity capital,  $22 million and $15 million, respectively.  The Bank did not have any outstanding federal funds purchased at June 30, 2024.  At June 30, 2024 the Bank had the ability to borrow up to $57.5 million from the Federal Reserve using the Discount Window.  The Bank had no Federal Reserve borrowings at June 30, 2024.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.  If these maturing deposits do not remain with the Bank, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  As of June 30, 2024, deposits exceeding the FDIC insurance limit of $250,000 per insured account were estimated to be $518.2 million, or 30.3% of total deposits.  When excluding Indiana public funds accounts, total uninsured deposits were estimated to be $218.0 million, or 12.7% of total deposits, as of June 30, 2024.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At June 30, 2024, the Company (unconsolidated basis) had liquid assets of $4.3 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  As of June 30, 2024, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.19%, 11.28%, 11.28% and 12.26%, respectively.  The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under prompt corrective action provisions.  At June 30, 2024, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine-month period ended June 30, 2024, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario:

	At June 30, 2024		At September 30, 2023
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(5,744)	(9.33)%	$(6,660)	(11.71)%
200bp	(3,671)	(5.96)	(4,349)	(7.65)
100bp	(1,738)	(2.82)	(2,223)	(3.91)
(100)bp	2,503	4.07	2,214	3.89
(200)bp	5,327	8.65	4,451	7.83

At June 30, 2024, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% would decrease our net interest income by $1.7 million, or 2.82%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 5.96% and 9.33%, respectively.  An immediate and sustained decrease in rates of 1.00% would increase our net interest income by $2.5 million, or 4.07%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to increase by 8.65%.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, as of June 30, 2024, the principal executive officer and principal financial officer have concluded that, due to the identification of material weaknesses in internal control over financial reporting, as further described below, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Due to the material weaknesses in internal control over financial reporting identified and described below, management has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024 and has concluded that the Company’s internal control over financial reporting was not effective as of that date because of the material weaknesses.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

During the quarter ended June 30, 2024, management continued taking steps to remediate the material weakness related to controls over the review of the allowance for credit losses by enhancing the Company’s internal control documentation and improving the precision of review of qualitative factors by management.

During the quarter ended June 30, 2024, management additionally continued taking steps to improve the design and operation of the monthly and quarterly closing routines. The timing and frequency of general ledger account reconciliations and review of the reconciliations has been modified with a greater emphasis on quarter end dates, certain members of financial management have developed and completed quarterly checklists and a disclosure checklist is now being completed on a quarterly basis.

Changes in Internal Controls. Other than changes described above, there have been no changes in our internal controls over financial reporting that occurred during the three – months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 30, 2024, the Company is not a party to any legal proceedings that require disclosure or the recording of an accrual. Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2024:

			(c)	(d)
			Total number of shares	Maximum number (or
	(a)	(b)	(or units) purchased as	appropriate dollar value) of
	Total number of	Average price	part of publicly	shares (or units) that may yet
	shares (or units)	paid per share	announced plans or	be purchased under the plans
Period	purchased	(or unit)	programs (1)	or programs
April 1, 2024 through April 30, 2024	—	$—	—	24,912
May 1, 2024 through May 31, 2024	2,459	$16.05	2,459	22,453
June 1, 2024 through June 30, 2024	—	$—	—	22,453
Total	2,459	$16.05	2,459	22,453
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

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 6.	Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated	August 9, 2024	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated	August 9, 2024	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer