Form 10-K
period 2024-09-30
First Savings Financial Group, Inc.
filed 2024-12-13
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $91.3 million, based upon the closing price of $16.75 per share as quoted on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2024.

The number of shares outstanding of the registrant’s common stock as of December 6, 2024 was 6,898,157.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2024, which is the most recent date for which data is available from the FDIC, we held approximately 33.22%, 18.12%, 2.23%, 23.80%, 100.00% and 28.74% of the FDIC-insured deposits in Clark, Daviess, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively.  This data does not reflect deposits held by credit unions with which we also compete.  In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area.  Some of these institutions are larger than us and, therefore, may have greater resources.

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

We generally do not originate conventional loans with loan-to-value ratios exceeding 80%, including that for non-owner occupied residential real estate loans whose loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance. However, the total balance of residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $17.2 million, of which some do not have private mortgage insurance or government guaranty. We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

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

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area (“NNN Finance Program”). This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees. The terms of the loans are generally consistent with the aforementioned terms of in-market commercial real estate loans; however, these cannot exceed 70% loan-to-value and loan maturities cannot exceed the expiration of the underlying leases. In addition, the Company has established guidelines with respect to concentrations by state, lessee and industry of lessees as a percentage of regulatory capital. The average size of these loans originated was $1.8 million and the portfolio balance was $750.6 million at September 30, 2024.

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

We generally do not sell whole loans, other than long-term fixed rate residential mortgage loans that we originate, or participation interests in loans originated by us. We also generally do not purchase whole loans or participation interests in loans originated by other financial institutions.  However, in order to manage certain risk factors or supplement our lending portfolio, we may sell or purchase whole loans or participation interests in loans from time to time depending on various factors. At September 30, 2024, loans totaling $154.8 million included sold participation interests of $103.9 million, for a net position of $50.9 million outstanding in our portfolio.  At September 30, 2024, acquired participation interests totaled $37.5 million.

Beginning in April 2015, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in SBA lending in order to enhance the Company’s proficiency in SBA 7(a) program loan originations and sales.  The Bank continues to hire additional business development officers and appropriate supporting staff in order to grow this lending platform.  The primary purpose of this lending platform is to originate SBA 7(a) program loans, the borrowers and collateral for which are outside of our primary market area, and sell the amounts guaranteed by the SBA in the secondary market.  This lending platform is also designed to diversify the Company’s geographic and interest rate risk profile with respect to the retained unguaranteed amounts given the geographic dispersion of the loans and collateral, and their floating rate structure.  The Company originated SBA loans with a total commitment of $79.3 million during the year ended September 30, 2024.  At September 30, 2024, $299.7 million of SBA loans included sold guaranteed portions of $194.4 million, for a net position of $105.3 million outstanding in our portfolio.  All SBA loans held for sale were carried at the lower of cost or fair market value at September 30, 2024 and 2023.

Mortgage Banking. Beginning in April 2018, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in the origination and sale of one- to four-family residential real estate loans on a nationwide basis.  The primary purpose of this lending platform is to originate one- to four-family residential real estate loans, the borrowers and collateral for which are outside of our primary market area, and sell the whole loans in the secondary market.  The Company originated $60.8 million and sold $83.2 million of one- to four-family residential real estate loans within this lending platform during the year ended September 30, 2024.  The were no outstanding one- to four-family residential real estate loans within the lending platform in the Bank’s portfolio at September 30, 2024.

In October 2023, the Company announced the Board of Directors’ decision to wind down the Bank’s residential mortgage banking operations, which was completed during the quarter ended December 31, 2023.  The Bank continues to offer residential mortgage lending in its primary market areas.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At September 30, 2024, our regulatory limit on loans to one borrower was $36.3 million.  At that date, our largest lending relationship was for a commitment of $29.0 million, of which $20.0 million was outstanding, and was performing according to its original terms at that date.

Loan Commitments. We issue commitments for commercial loans conditioned upon the occurrence of certain events. Commitments to originate loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days. See Note 17, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding our loan commitments at September 30, 2024.

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

At September 30, 2024, our investment portfolio consisted primarily of U.S. Treasury notes, government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and pass-through asset-backed securities guaranteed by the SBA.

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

Employees and Human Capital Resources

We believe that the success of a business is largely due to the quality of its employees, the development of each employee’s full potential, and the Company’s ability to provide timely and satisfying rewards.  We encourage and support the development of our employees and, whenever possible, strive to fill vacancies from within.  We invest in learning and development including tuition reimbursement for courses, degree programs and fees paid for certifications.  As of September 30, 2024, we had 250 full-time employees and 24 part-time employees, none of whom is represented by a collective bargaining unit.

Subsidiaries

The Company has one wholly-owned subsidiary, First Savings Bank. The Bank has three subsidiaries, Q2 Business Capital, LLC, an Indiana limited liability company specializing in the origination and servicing of SBA loans, First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio, and Southern Indiana Financial Corporation, an independent insurance agency, offering various types of annuities and life insurance policies. Southern Indiana Financial Corporation is currently inactive.

REGULATION AND SUPERVISION

General

First Savings Bank, as an Indiana commercial bank, is subject to extensive regulation, examination and supervision by the Indiana Department of Financial Institutions (“INDFI”).  As a member bank of the Federal Reserve System, First Savings Bank’s primary federal regulator is the Federal Reserve Board (“FRB”).  First Savings Bank is also a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  First Savings Bank must file reports with its regulatory agencies concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the INDFI and FRB to evaluate First Savings Bank’s safety and soundness and compliance with various regulatory requirements.  This regulatory structure is intended primarily for the protection of the Deposit Insurance Fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for credit losses for regulatory purposes.  Any change in such policies, whether by the INDFI, FRB, or Congress, could have a material adverse impact on First Savings Financial Group and First Savings Bank and their operations.

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

As noted, the capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions by the institution and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was 2.50% for 2024 and 2023. The Bank met all capital adequacy requirements to which it was subject as of September 30, 2024 and 2023.

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances.

As of September 30, 2024, First Savings Bank met all applicable capital adequacy requirements in effect at that date.

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

Assessments. Indiana banks are required to pay assessments to the INDFI to fund the agency’s operations. The assessments paid to the INDFI by First Savings Bank for the year ended September 30, 2024 totaled $129,000.

Federal Home Loan Bank System. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. First Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. First Savings Bank was in compliance with this requirement with an investment in FHLB capital stock of $23.1 million at September 30, 2024.

Federal Reserve Board System. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). On March 26, 2020, in response to the COVID-19 pandemic, the FRB reduced the reserve requirement to zero, and the requirement remained at zero at September 30, 2024 and 2023.

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

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. First Savings Financial Group elected to become a financial holding company because of the former activities of the Captive.

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

TAXATION

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate. For the Company’s tax year ended September 30, 2023, Indiana imposed a 5.00% franchise tax based on a financial institution’s adjusted gross income as defined by statute. The Indiana franchise tax rate was reduced to 4.90% for the Company’s tax years ending September 30, 2024 and years thereafter. In computing Indiana taxable income, deductions for municipal interest, state and local income taxes and certain accelerated depreciation permitted for federal tax purposes are disallowed.

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

Item 1A. RISK FACTORS

The following discussion sets forth the material risk factors that could affect First Savings Financial Group’s consolidated financial condition and results of operations and an investment in its securities.  Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect us. Any of the risk factors discussed below could by itself, or combined with other factors, materially and adversely affect our business, results of operations, financial condition, capital position, liquidity, competitive position or reputation, including by materially increasing expenses or decreasing revenues, which could result in a decrease in earnings or material losses.

Risks Related to Our Lending Activities

Our emphasis on commercial real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2024, $1.15 billion, or 58.2%, of our loan portfolio consisted of commercial real estate loans and commercial business loans.  Subject to market conditions, we intend to increase our origination of these loans.  Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, some of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  At September 30, 2024, nonperforming commercial real estate loans totaled $8.8 million.  At September 30, 2024 nonperforming commercial business loans totaled $3.2 million.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At September 30, 2024, $80.1 million, or 4.0% of our loan portfolio consisted of construction loans, and land and land development loans, and $6.4 million, or 10.2% of the construction loan portfolio (excluding undisbursed commitments and portions participated to other financial institutions), consisted of speculative construction loans at that date.  Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination.  Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans.  These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers.  In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss.  Furthermore, we may need to increase our allowance for credit losses through future charges to income as the portfolio of these types of loans grows, which would adversely affect our earnings.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2024, $24.9 million, or 3.7% of our residential mortgage loan portfolio and 1.3% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties.  Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream.  In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.  Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us.  At September 30, 2024, we had four non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $6.8 million.  Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.  At September 30, 2024, the Bank had three nonperforming non-owner occupied residential loans totaling $157,000.  At September 30, 2024, the Bank did not have any non-owner occupied residential properties held as real estate owned.  For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

Our allowance for credit losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for credit losses for loans to provide for current expected credit losses due to loan defaults, non-performance, and other qualitative factors. Our allowance for credit losses for loans is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, loan portfolio performance, fair value of collateral securing the loans, current and forecasted economic conditions and geographic concentrations within the portfolio. Our allowance for credit losses may not be adequate to cover actual loan losses, and future provisions for credit losses could materially and adversely affect our earnings and financial condition.  Similarly, we maintain an allowance for credit losses for securities to provide for current expected credit losses due to payment defaults or significant adverse financial performance of the issuer.  Our allowance for credit losses for securities may not be adequate to cover actual credit losses on securities, and future provisions for credit losses could materially and adversely affect our earnings and financial condition.  For more information about our analysis and determination of allowance for credit losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

The value of our loan servicing rights can fluctuate.  The assets could decrease if prepayment speeds or delinquency rates of the underlying loans increase, or if the costs to service the loans increase.  The value of the assets could also decline if there is a lack of liquidity in the loan servicing rights market.  Similarly, the value may decrease if interest rates decrease or change in a non-parallel manner or are otherwise volatile.  All of these factors are largely out of our control.  Estimates must be developed and assumptions and judgments must be made when valuing these assets.  An inaccurate valuation, or changes to the valuation due to factors outside of our control, could negatively impact our ability to realize the full value of these assets.  As a result, our balance sheet may not precisely represent the fair market value of these and other financial assets.  As of September 30, 2024, the Company had no residential loans mortgage loan servicing rights due to the wind down of the national mortgage banking operation and subsequent sale of the residential mortgage loan servicing rights portfolio, which was completed during the year ended September 30, 2024.

Risks Related to Competition

Strong competition within our primary market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and attract deposits.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  At June 30, 2024, which is the most recent date for which data is available from the FDIC, we held approximately 33.22%, 18.12%, 2.23%, 23.80%, 100.00% and 28.74% of the FDIC-insured deposits in Clark, Daviess, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our primary market area.  See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

Risks Related to Changes in Market Interest Rates

Changing interest rates may hurt our earnings and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings.  Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, as it has in recent years, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.  Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding loans or investments, which would likely hurt our income.  At September 30, 2024, approximately $977.3 million, or 49.3% of the total loan portfolio, consisted of fixed-rate loans with maturity dates after September 30, 2025.  This investment in fixed-rate loans exposes the Company to increased levels of interest rate risk.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. In recent years, there have been market indicators of a pronounced rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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

Market expansion and acquisitions involve a number of expenses and risks, including but not limited to:

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

Goodwill represents the amount of consideration exchanged over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  At September 30, 2024, our goodwill totaled $9.8 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Investment Portfolio

If additional provisions for credit losses are recorded in connection with our investment portfolio it could have a significant negative impact on our profitability.

Our investment portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, and privately-issued collateralized mortgage obligations and asset-backed securities.  We must evaluate these securities for credit losses on a periodic basis.  The privately-issued collateralized mortgage obligations and asset-backed securities exhibit signs of weakness, which may necessitate a provision for credit loss in the future should the financial condition of the pools deteriorate further.  Any future provisions for credit losses on securities could have a significant adverse effect our earnings.

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

The Bank is subject to extensive regulation, supervision and examination by the INDFI, its chartering authority, the FRB, its primary federal regulator, and the FDIC, as insurer of its deposits.  The Company is also subject to regulation and supervision by the Federal Reserve Bank of St. Louis.  Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses.  If our regulators require us to charge-off loans or increase our allowance for credit losses, our earnings would suffer.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

Risks Related to an Investment in Our Common Stock

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2024 or that we will be able to pay future dividends at all.

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

As of December 6, 2024, our directors, executive officers, and their related entities and persons currently beneficially own, in the aggregate, approximately 15.32% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our directors, executive officers, and their related entities and persons, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risk across various aspects of our company in which cybersecurity is a critical component.  Our Chief Information Officer and Information Security Officer are primarily responsible for the cybersecurity program.  The Chief Information Officer reports directly to the CEO and the Information Security Officer reports directly to the Chief Risk Officer to maintain independence.  Our Information Security Officer provides periodic reports to the Board Audit Committee, the Enterprise Risk Management Committee, Operational Risk Committee and Information Security Committee regarding the Cybersecurity/Information Security Program.

We engage in regular monitoring and assessments of our technology infrastructure utilizing our internal staff and third-party specialist. Our independent auditors periodically review our processes, systems and controls related to our information security program to ensure they are operating effectively.

Measures Taken to Mitigate Cybersecurity Risks

To mitigate the risk of cyber threats, we have implemented a comprehensive set of technical, organizational, and procedural safeguards that are designed utilizing the Cybersecurity Framework of the National Institute and Standards and Technology (U.S. Department of Commerce), industry standards and regulatory guidance that include the following:

Governance and Oversight: A dedicated Information Security Committee oversees our cybersecurity strategy, with executive leadership providing strategic direction.  The Information Security Committee reports up to our Operational Risk Committee comprised of Executive Management and subsequently reports up to the Board Audit Committee.

●	Data Protection: We utilize advanced encryption and access controls to protect sensitive data both in transit and at rest. Regular audits are conducted to identify and address any vulnerabilities in our data storage and transmission practices.

●	Employee Training and Awareness: We conduct regular cybersecurity training and awareness programs for employees at all levels to ensure they understand and follow best practices in identifying and reporting potential cyber threats, including phishing attacks and social engineering tactics.
●	Third-Party Risk Management: We assess the cybersecurity practices of third-party vendors and partners, particularly those with access to sensitive information or critical systems and require them to adhere to security standards that align with our own policies.
●	Incident Response: We have a detailed Incident Response Plan that outlines how we would respond to an actual or potential cybersecurity incident. The plan includes the appropriate notification and escalation requirements including timely reporting to our CEO and Board of Directors and engagement of appropriate third parties such as insurance providers and incident response professionals.
●	Resilience and Recovery: We have developed and regularly test our business continuity and disaster recovery plans to ensure a swift recovery in the event of a cybersecurity incident. This includes regular backups, redundant systems, and an established communication protocol.

Ongoing Efforts and Improvements

We continue to enhance our cybersecurity posture by investing in the latest technologies and partnering with leading cybersecurity experts.  Our information technology department consists of technology professionals with varying degrees of education and experience. Our information technology management team has significant technology and operational experience, including experience in mitigating and responding to cybersecurity threats. Our Information Security Officer has extensive bank operations experience, has attained Certified Information Security Manager certification with the Information Systems Audit and Control Association, and attends relevant cybersecurity training sessions on a regular basis. Our CIO brings over 25 years of extensive experience in the banking industry, encompassing a diverse range of expertise, including software development, managed services and support, independent consulting, penetration testing, and bank management. This multifaceted background equips them with a unique perspective and deep understanding of both the technical and operational aspects of the financial sector.

We remain committed to continually improving our cybersecurity infrastructure and to monitoring for new and evolving threats.

Item 2.  PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of September 30, 2024.

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

The Company purchased an 8.097 acre parcel of land in Jeffersonville, Indiana, in July 2013 upon which it intended to construct an office building, relocate its corporate headquarters, and subsequently divest of additional unused acreage in future years.  However, in October 2018, the Company acquired an office building for $7.5 million in Jeffersonville, Indiana, to which it has relocated its corporate headquarters.  In September 2022, the Company sold an 4.19 acre parcel of the land previously purchased in Jeffersonville, Indiana.  As of September 30, 2024, the 3.907 acre parcel of land, which has a carrying value of approximately $203,000, is listed for sale and is included in other real estate owned, held for sale on the balance sheet of the Consolidated Financial Statements.

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

Item 3.  LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits involving the Bank, primarily as plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

The Bank is in discussions with the Federal Reserve Board regarding an alleged violation of law or regulation occurring during 2019. These discussions with the Federal Reserve Board regarding the allegation began in March 2023. The Bank is cooperating with the Federal Reserve Board and continues to review this matter internally and with external legal counsel. The foregoing could result in enforcement action against the Bank, including remedial measures, but is not expected to include civil money penalties. The Company has not accrued a loss contingency for this pending litigation at September 30, 2024 in the consolidated financial statements.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol “FSFG.”  All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.  As of December 6, 2024, the Company had approximately 218 holders of record and 6,898,157 shares of common stock outstanding.  The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.  See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 21 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company.  The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future.

Purchases of Equity Securities

On August 16, 2021, the Company announced that its Board of Directors authorized a stock repurchase program to acquire up to 356,220 shares, or 5.0% of the Company’s outstanding common stock.  This replaces the previously existing stock repurchase program announced by the Company on November 16, 2012, which had 346,776 shares (split-adjusted) remaining for repurchase. There were no shares repurchased under either stock repurchase plan during the quarter ended September 30, 2024.

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2024:

				(d)
			(c)	Maximum number
			Total number	(or appropriate
			of shares (or	dollar value) of
	(a)	(b)	units) purchased	shares (or units) that
	Total number	Average price	as part of publicly	may yet be
	of shares (or	paid per share	announced plans	purchased under
Period	units) purchased	(or unit)	or programs (1)	the plans or programs
July 1, 2024 through July 31, 2024	—	$—	—	22,453
August 1, 2024 through August 31, 2024	—	$—	—	22,453
September 1, 2024 through September 30, 2024	—	$—	—	22,453
Total	—	$—	—	22,453

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2024 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants and	outstanding options,	(excluding securities reflected in
	rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	459,547	$20.09	15,160

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	459,547	$20.09	15,160

In December 2009 the Company adopted the 2010 Equity Incentive Plan (“2010 Plan”), which the Company’s shareholders approved in February 2010.  The 2010 Plan provided for the award of stock options and restricted stock.  The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 1.1 million shares, consisting of 762,612 stock options and 305,043 shares of restricted stock.  As of September 30, 2024, grants outstanding under the 2010 Plan included 305,043 restricted shares, 559,521 incentive stock options and 203,091 non-statutory stock options to directors, officers and key employees.  The restricted shares and stock options granted vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

In December 2015 the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”), which the Company’s shareholders approved in February 2016. The 2016 Plan provides for the award of stock options and restricted stock.  The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock.  As of September 30, 2024, grants outstanding under the 2016 Plan included 64,500 restricted shares, 156,600 incentive stock options and 42,300 non-statutory stock options to directors, officers and key employees.  The restricted shares and stock options granted vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

In December 2020, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”), which the Company’s shareholders approved in February 2021.  The 2021 Plan provides for the award of stock options and restricted stock.  The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 356,058 shares, consisting of 267,043 stock options and 89,015 shares of restricted stock.  As of September 30, 2024, grants outstanding under the 2021 Plan included 84,425 shares of restricted stock, 234,733 incentive stock options and 31,500 non-statutory stock options to directors, officers and key employees.  The restricted shares and stock options granted vest ratably over one year or five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

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

Allowance for Credit Losses. On October 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the previously required incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The allowance for credit losses (ACL) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off.  The Company’s policy is to charge off all or a portion of a loan when, in management’s opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of the collateral. See Note 1 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the methodology used to determine the allowance for credit losses.

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, data processing expenses, professional service fees, federal deposit insurance premiums, advertising, net losses on foreclosed real estate and other miscellaneous expenses. Salaries and employee benefits consist primarily of salaries, wages and incentive compensation paid to our employees; payroll taxes; and expenses for health insurance, retirement plans and other employee benefits. We also recognize annual employee compensation expenses related to our equity incentive plans as the equity incentive awards vest. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes, office lease expense and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years. Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans. Professional fees expense represents the fees we pay to third parties for legal, accounting, investment advisory and other consulting services. Federal deposit insurance premiums are payments we make to the FDIC to insure of our deposit accounts. Other expenses include expenses for office supplies, postage, telephone, insurance, regulatory assessments and other miscellaneous operating expenses.

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

Allowance for Credit Losses. Determining the amount of the allowance for credit losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for credit losses based upon an evaluation of the portfolio, past loss experience, current and forecasted economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the banking regulators, as an integral part of their examination process, periodically review our allowance for credit losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See Note 1 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the methodology used to determine the allowance for credit losses.

Goodwill Valuation. Goodwill is recognized when the fair value of consideration transferred in an acquisition is greater than the fair value of assets acquired and liabilities assumed, and the excess is allocated to goodwill. Goodwill has an indefinite useful life and is evaluated on at least an annual basis for potential impairment, and more often if circumstances warrant more frequent evaluations.  An impairment loss is recognized to the extent that the carrying value exceeds fair value.  Significant judgment and assumptions are utilized by management in the impairment analysis. The Company performs its annual qualitative goodwill impairment test as of September 30 of each year, but considering the recent economic conditions of the current year, the Company performed a Step 1 goodwill impairment test (which compares the fair value of each reporting unit with its carrying amount, including goodwill) during the third fiscal quarter of 2024, and the results indicated that there was no impairment.  The Company continued to evaluate the economic conditions for applicable changes and at September 30, 2024, there was no impairment of goodwill. See Note 7 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information.

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

	At September 30,
(In thousands)	2024	2023	2022	2021	2020
Financial Condition Data:
Total assets	$2,450,368	$2,288,854	$2,093,725	$1,721,394	$1,764,625
Cash and cash equivalents	52,142	30,845	41,665	33,428	33,726
Securities available-for-sale	248,679	227,739	316,517	206,681	201,965
Securities held-to-maturity	1,040	1,300	1,558	1,837	2,102
Loans held for sale	25,716	45,855	60,462	214,940	285,525
Loans, net	1,963,852	1,770,243	1,474,544	1,075,936	1,090,063
Deposits	1,880,881	1,681,794	1,515,834	1,227,580	1,048,076
Borrowings from FHLB	301,640	363,183	307,303	250,000	310,858
Other borrowings	48,603	48,444	88,206	19,865	194,631
Stockholders’ equity	177,115	150,981	151,565	180,377	157,272

	For the Year Ended September 30,
(In thousands)	2024	2023	2022	2021	2020
Operating Data:
Interest income	$121,988	$103,229	$71,194	$65,259	$57,699
Interest expense	63,926	41,655	10,542	8,087	10,538
Net interest income	58,062	61,574	60,652	57,172	47,161
Total provision (credit) for credit losses	3,092	2,612	1,908	(1,767)	7,962
Net interest income after provision (credit) for loan losses	54,970	58,962	58,744	58,939	39,199
Noninterest income	12,530	25,342	51,227	120,436	133,351
Noninterest expense	52,890	76,122	92,662	139,409	125,808
Income before income taxes	14,610	8,182	17,309	39,966	46,742
Income tax expense	1,018	10	1,923	9,997	12,661
Net income	13,592	8,172	15,386	29,969	34,081
Less: net income attributable to noncontrolling interests	—	—	—	402	727
Net income attributable to First Savings Financial Group	13,592	8,172	15,386	29,567	33,354

	For the Year Ended September 30,
	2024	2023	2022	2021	2020
Per Share Data (1):
Net income per common share, basic	$1.99	$1.19	$2.18	$4.16	$4.72
Net income per common share, diluted	1.98	1.19	2.15	4.12	4.68
Dividends per common share	0.59	0.55	0.51	0.36	0.22

(1)	Per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021.

	At or For the Year Ended September 30,
	2024	2023	2022	2021	2020
Performance Ratios:
Return on average assets	0.58%	0.37%	0.83%	1.69%	2.27%

Return on average equity	8.31	5.04	8.65	17.59	26.06

Return on average common stockholders’ equity	8.31	5.04	8.65	17.37	25.46

Interest rate spread (1)	2.26	2.69	3.55	3.54	3.37

Net interest margin (2)	2.68	3.10	3.72	3.67	3.55

Other expenses to average assets	2.24	3.43	5.01	7.95	8.58

Efficiency ratio (3)	74.92	87.58	82.82	78.49	69.70

Efficiency ratio (excluding nonrecurring items) (4)	74.92	80.61	81.03	78.51	69.86

Average interest-earning assets to average interest-bearing liabilities	114.95	120.17	126.40	125.92	123.65

Dividend payout ratio	29.80	46.41	23.68	8.59	4.77

Average equity to average assets	6.94	7.31	9.61	9.71	8.92

Capital Ratios:
Total capital (to risk-weighted assets):
Consolidated	12.53%	11.47%	12.33%	14.28%	13.37%
Bank	12.42	11.27	11.44	13.60	12.75

Tier 1 capital (to risk-weighted assets):
Consolidated	9.20	8.22	8.73	11.76	10.58
Bank	11.38	10.42	10.59	12.54	11.53

Common equity Tier 1 capital (to risk-weighted assets):
Consolidated	9.20	8.22	8.73	11.76	10.58
Bank	11.38	10.42	10.59	12.54	11.53

Tier 1 capital (to average adjusted total assets):
Consolidated	7.42	7.24	7.96	9.73	8.53
Bank	9.18	9.17	9.58	10.07	9.37

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for all years presented.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for all years presented.
(3)	Represents other expenses divided by the sum of net interest income and other income.

(4)	Represents other expenses, excluding nonrecurring items as discussed below, divided by the sum of net interest income and other income, excluding income (loss) from tax credit investments discussed below. The efficiency ratio for 2024 excludes income of $656,000 related to the reversal of SBA guaranteed loan contingency, income of $283,000 related to the reversal of contingent liabilities and income of $156,000 related to the adjustment of data processing expenses related to contract termination. The efficiency ratio for 2023 excludes expenses of $1.4 million related to the core processing system conversion, $769,000 related to MSR valuation allowance for intended sale, $1.5 million related to SBA guaranteed loan contingency, $1.1 million related to mortgage banking loss contingencies and $1.2 million of professional fees related to the mortgage banking loss contingencies. The efficiency ratio for 2022 excludes the income from tax credit investments of $12,000 and expenses of $2.0 million related to consulting fees paid in connection with the evaluation and negotiation of a new core processing contract. The efficiency ratio for 2021 and 2020 excludes the income from tax credit investments of $32,000, $426,000 and $210,000, respectively. This is a non-GAAP financial measure that management believes is useful to investors in understanding the Company’s performance.

	At or For the Year Ended September 30,
	2024	2023	2022	2021	2020
Asset Quality Ratios:
Allowance for credit losses as a percent of total loans	1.07%	0.95%	1.03%	1.31%	1.54%

Allowance for credit losses as a percent of nonperforming loans	125.69	121.16	141.49	92.43	125.05

Net charge-offs to average outstanding loans during the period	0.03	0.06	0.06	0.07	0.09

Nonperforming loans as a percent of total loans	0.85	0.78	0.73	1.42	1.23

Nonperforming loans as a percent of total assets	0.69	0.61	0.52	0.90	0.77

Nonperforming assets as a percent of total assets	0.71	0.69	0.65	1.00	0.95

Other Data:
Number of full service branch offices	15	15	15	15	15
Number of deposit accounts	51,104	49,226	48,122	46,361	44,852
Number of loans	8,111	7,796	7,401	7,041	8,074

Balance Sheet Analysis

Cash and Cash Equivalents. At September 30, 2024 and 2023, cash and cash equivalents totaled $52.1 million and $30.8 million, respectively.  The Bank is at times required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but are interest-bearing.

Loans Held for Sale. Residential mortgage loans held for sale decreased by $24.7 million in 2024 due to the wind down of the Company’s national mortgage banking operations.  There were no residential mortgage loans held for sale at September 30, 2024. SBA loans held for sale increased by $4.6 million in 2024, from $21.2 million at September 30, 2023 to $25.7 million at September 30, 2024 due to originations outpacing sales during the year.

Loans. Our primary lending activity is the origination of loans secured by real estate.  We originate one to four family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans.  To a lesser extent, we originate various consumer loans including home equity lines of credit.  Net loans increased $193.6 million, from $1.77 billion at September 30, 2023 to $1.96 billion at September 30, 2024.

At September 30, 2024, residential mortgage loans totaled $670.0 million, or 33.8% of total loans, compared to $528.4 million, or 29.6% of total loans at September 30, 2023.  The increase in residential mortgage loans is primarily due a $125.1 million increase in first-lien home equity line of credit loans.  The Company launched a national first-lien home equity line of credit product in fiscal 2021, the balance of which was $433.0 million and $307.9 million at September 30, 2024 and 2023, respectively.  We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 15-year and 30-year fixed rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income.  Management intends to continue offering short-term adjustable rate residential mortgage loans and generally sell long-term fixed rate mortgage loans in the secondary market.

Commercial real estate loans, including in-market commercial real estate loans, single tenant net lease loans, and SBA real commercial real estate loans, totaled $1.01 billion, or 51.0% of total loans at September 30, 2024, compared to $991.7 million, or 55.5% of total loans at September 30, 2023.  The increase in commercial real estate loans is primarily due to an increase in in-market commercial real estate loans, which increased $17.6 million during the year ended September 30, 2024.

Multi-family real estate loans totaled $37.8 million, or 1.9% of total loans at September 30, 2024, compared to $34.9 million, or 2.0% of total loans at September 30, 2023.  These loans are primarily secured by apartment buildings and other multi-tenant developments in our primary market area.

Residential construction loans totaled $53.2 million, or 2.7% of total loans at September 30, 2024, of which $6.4 million were speculative construction loans.  At September 30, 2023, residential construction loans totaled $24.9 million, or 1.4% of total loans, of which $3.3 million were speculative construction loans.

Commercial construction loans totaled $9.2 million, or 0.5% of total loans, at September 30, 2024 compared to $14.6 million, or 0.8% of total loans at September 30, 2023.

Land and land development loans totaled $17.7 million, or 0.9% of total loans at September 30, 2024, compared to $17.2 million, or 1.0% of total loans at September 30, 2023. These loans are primarily secured by vacant lots to be improved for residential and nonresidential development, and farmland.

Commercial business loans, including in-market commercial business loans and SBA commercial business loans, totaled $143.0 million, or 7.2% of total loans, at September 30, 2024 compared to $134.5 million, or 7.5% of total loans, at September 30, 2023.  In-market commercial business loans increased $7.0 million during the year due primarily to increased commercial business lending opportunities in our primary market area.  Management intends to continue to focus on pursuing commercial business loan opportunities, both within our primary market area as well as through various SBA loan programs, to further diversify the loan portfolio.

Consumer loans totaled $42.2 million, or 2.1% of total loans, at September 30, 2024 compared to $39.9 million, or 2.2% of total loans, at September 30, 2023.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$670,011	33.77%	$528,410	29.58%
Commercial	204,847	10.32	187,232	10.48
Single tenant net lease	750,642	37.83	757,388	42.40
SBA commercial real estate	55,557	2.80	47,078	2.64
Multi-family	37,763	1.90	34,892	1.95
Residential construction	53,237	2.68	24,924	1.40
Commercial construction	9,172	0.46	14,588	0.82
Land and land development	17,678	0.89	17,234	0.96
	1,798,907	90.67	1,611,746	90.23

Commercial business	124,639	6.28	117,594	6.58
SBA commercial business	18,342	0.92	16,939	0.95
Consumer	42,213	2.13	39,915	2.23

Total loans	1,984,101	100.00%	1,786,194	100.00%

Deferred loan origination fees and costs, net	1,045		949
Allowance for credit losses	(21,294)		(16,900)
Loans, net	$1,963,852		$1,770,243

Loan Maturity

The following table sets forth certain information at September 30, 2024 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At September 30, 2024
			More Than
		More Than One	Five Years	More Than
	One Year or	Year Through Five	Through Fifteen	Fifteen
Amounts due in:	Less	Years	Years	Years	Total
(In thousands)
Residential real estate (1)	$27,552	$60,393	$185,700	$434,129	$707,774
Commercial real estate (2)	50,179	82,533	80,025	9,788	222,525
Single tenant net lease	98,911	358,434	292,587	710	750,642
SBA commercial real estate	1,621	7,455	21,262	25,219	55,557
Residential construction (3)	53,237	—	—	—	53,237
Commercial construction (3)	9,172	—	—	—	9,172
Commercial business	59,940	48,841	14,522	1,336	124,639
SBA commercial business	1,611	7,861	8,170	700	18,342
Consumer	5,659	17,192	16,850	2,512	42,213
Total	$307,882	$582,709	$619,116	$474,394	$1,984,101

(1)Includes multifamily loans.
(2)Includes farmland, land and land development loans.
(3)Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2024 that are due after September 30, 2025, and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$118,903	$561,319	$680,222
Commercial real estate (2)	76,120	96,226	172,346
Single tenant net lease	524,989	126,742	651,731
SBA commercial real estate	513	53,423	53,936
Commercial business	50,373	14,326	64,699
SBA commercial business	55	16,676	16,731
Consumer	3,924	32,630	36,554
Total	$774,877	$901,342	$1,676,219

(1)Includes multifamily loans.
(2)Includes farmland, land and land development loans.

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities and pass-through asset-backed securities guaranteed by the SBA.  Available for sale securities increased by $20.9 million, from $227.7 million at September 30, 2023 to $248.7 million at September 30, 2024, due primarily to a decrease in unrealized losses of $23.3 million and purchases of $7.0 million, partially offset by maturities and calls of $5.0 million and principal repayments of $4.1 million.

Securities Held to Maturity. Our held to maturity securities portfolio consists of mortgage-backed securities issued by government sponsored enterprises and municipal bonds.  Held to maturity securities decreased by $260,000 from $1.3 million at September 30, 2023 to $1.0 million at September 30, 2024, due primarily to maturities and principal repayments.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2024		2023		2022
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
US Treasury notes and bills	$30,031	$27,411	$30,598	$25,949	$30,809	$27,295
Agency mortgage-backed	28,425	26,276	28,542	24,268	30,786	27,500
Agency CMO	15,700	14,926	14,064	12,742	15,562	14,821
Privately-issued CMO	295	260	424	396	495	470
Privately-issued asset-backed	301	313	433	443	561	569
SBA certificates	11,993	11,926	11,587	10,745	12,255	12,012
Municipal	174,132	165,687	177,561	151,484	260,326	233,850
Other	2,000	1,880	2,000	1,712	—	—
Total	$262,877	$248,679	$265,209	$227,739	$350,794	$316,517

Securities held to maturity:
Agency mortgage-backed	$29	$29	$36	$35	$45	$45
Municipal	1,011	1,023	1,264	1,268	1,513	1,548
Total	$1,040	$1,052	$1,300	$1,303	$1,558	$1,593

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2024.  Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 21.0%.  Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

			More than		More than
	One Year		One Year Through		Five Years Through		More than
	or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available for sale:

US Treasury notes	$941	2.80%	$—	—%	$26,470	2.33%	$—	—%	$27,411	2.34%
Agency mortgage-backed securities	—	—	45	3.52	465	3.11	25,766	3.50	26,276	3.49
Agency CMO	—	—	3,254	3.27	1,446	3.56	10,226	4.14	14,926	3.89
Privately-issued CMO	—	—	—	—	1	10.46	259	8.06	260	8.06
Privately-issued ABS	—	—	—	—	313	8.92	—	—	313	8.92
SBA certificates	—	—	—	—	11,205	4.27	721	6.59	11,926	4.41
Municipal	1,907	2.38	8,287	4.51	12,500	3.57	142,993	3.88	165,687	3.87
Other	—	—	—	—	1,880	8.00	—	—	1,880	8.00
Total	$2,848	2.52%	$11,586	4.15%	$54,280	3.29%	$179,965	3.86%	$248,679	3.73%

Securities held to maturity:

Agency mortgage-backed	$—	—%	$11	5.28%	$—	—%	$18	6.41%	$29	5.99%
Municipal	257	6.43	544	5.63	210	5.52	—	—	1,011	5.81
Total	$257	6.43%	$555	5.62%	$210	5.52%	$18	6.41%	$1,040	5.81%

Deposits. Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments.  Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and time deposits.  Deposits increased $199.1 million from $1.68 billion at September 30, 2023 to $1.88 billion at September 30, 2024.  The Bank recognized increases in money market deposit accounts of $69.5 million and retail time deposits of $132.7 million, when comparing the two years.  Brokered certificates of deposit totaled $509.2 million at September 30, 2024 compared to $438.3 million at September 30, 2023.  There were no reciprocal time deposits at September 30, 2024 and 2023.  We have continued to promote relationship oriented deposit accounts but at times also utilize brokered certificates of deposit and reciprocal time deposits as an alternative to retail time deposits. In addition, we have continued to develop and promote cash management services including sweep accounts and remote deposit capture in order to increase the level of commercial deposit accounts.  We believe that the development and promotion of these products has made us more competitive in attracting commercial deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2024	2023
Non-interest-bearing demand deposits	$191,528	$242,237
NOW accounts	332,388	336,446
Money market accounts	393,214	323,739
Savings accounts	150,913	170,073
Retail time deposits	303,681	170,980
Brokered & reciprocal time deposits	509,157	438,319
Total	$1,880,881	$1,681,794

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity as of September 30, 2024.

(In thousands)	Amount
Three months or less	$42,144
Over three through six months	58,075
Over six through twelve months	21,364
Over twelve months	11,607
Total	$133,190

Our uninsured deposits, which consist solely of the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $565.7 million and $463.5 million at September 30, 2024 and 2023, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowings. We use borrowings from the FHLB consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments.  The outstanding balance of borrowings from the FHLB decreased $61.5 million, from $363.2 million at September 30, 2023 to $301.6 million at September 30, 2024. FHLB borrowings are primarily used to fund loan demand and to purchase available for sale securities.

The following table sets forth certain information regarding the Bank’s use of FHLB borrowings.

	Year Ended September 30,
(Dollars in thousands)	2024	2023	2022
Maximum amount of FHLB borrowings outstanding at any month-end during period	$489,168	$486,886	$404,098
Average FHLB borrowings outstanding during period	376,246	368,239	292,803
Weighted average interest rate during period	3.35%	2.92%	1.14%
Balance outstanding at end of period	$301,640	$363,183	$307,303
Weighted average interest rate at end of period	3.20%	2.90%	2.05%

Other borrowings were comprised of subordinated debt at September 30, 2024 and 2023. Other borrowings increased from $48.4 million at September 30, 2023 to $48.6 million at September 30, 2024 primarily due to amortization of the subordinated debt issuance costs.

On September 20, 2018, the Company entered into a subordinated note purchase agreement in the principal amount of $20 million. The subordinated note initially bore a fixed interest rate of 6.02% per year through September 30, 2023, and thereafter a floating rate, reset quarterly, equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus 310 basis points. All interest is payable quarterly and the subordinated note is scheduled to mature on September 30, 2028. The subordinated note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after September 30, 2023. The debt issuance costs were amortized over five years, which represents the period from issuance to the first redemption date of September 30, 2023. The Company elected not to repay the subordinated note on the first optional redemption date of September 30, 2023, but has the right to repay the note without penalty upon providing adequate notice to the investors. The subordinated note is intended to qualify as Tier 2 capital for the Company under regulatory guidelines.  However, following September 30, 2023, 20% of the remaining debt outstanding under this subordinated note agreement is disallowed from Tier 2 capital each year until maturity on September 30, 2028.

On March 18, 2022, the Company entered into subordinated note purchase agreements in the aggregate principal amount of $31 million.  The subordinated notes initially bear a fixed interest rate of 4.50% per year through March 30, 2027, and thereafter a floating rate, reset quarterly, equal to the three-month SOFR rate plus 276 basis points.  All interest is payable semi-annually and the subordinated notes are scheduled to mature on March 30, 2032.  The subordinated notes are unsecured subordinated obligations of the Company and may be repaid in whole or in part, without penalty, on or after March 30, 2027.  The subordinated notes are intended to qualify as Tier 2 capital for the Company under regulatory guidelines.  The subordinated notes are presented net of unamortized debt issuance costs of $397,000 at September 30, 2024, in the accompanying consolidated balance sheet.  The debt issuance costs are being amortized over five years, which represents the period from issuance to the first redemption date of March 30, 2027. During the year ended September 30, 2023, the Company repurchased $2.0 million of this subordinated note from an investor and recognized a gain of $660,000 from the transaction. The remaining principal due on this subordinated note was $29 million at September 30, 2024.

The Bank has entered into federal funds purchased line of credit facilities with four other financial institutions that established lines of credit not to exceed the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, the lesser of $5.0 million or 50% of the Bank’s equity capital, $22 million and $15 million, respectively. At September 30, 2024, the Bank did not have any outstanding federal funds purchased under these lines of credit.

Stockholders’ Equity. Stockholders’ equity increased $26.1 million, from $151.0 million at September 30, 2023 to $177.1 million at September 30, 2024. The increase was due primarily to an $18.4 million decrease in accumulated other comprehensive loss and an increase in retained net income of $7.0 million.  The decrease in accumulated other comprehensive loss was due primarily to decreasing long term market interest rates during the year ended September 30, 2024, which resulted in an increase in the fair value of securities available for sale.

Results of Operations for the Years Ended September 30, 2024, 2023 and 2022

Overview. The Company reported net income of $13.6 million ($1.98 per common share diluted) for the year ended September 30, 2024, compared to net income of $8.2 million ($1.19 per common share diluted) for the year ended September 30, 2023. The increase in net income for 2024 compared to 2023 was due to a decrease in noninterest expense of $23.2 million, partially offset by a $12.8 million decrease in noninterest income, a $3.5 million decrease in net interest income and a $480,000 increase in total provision for credit losses.

Net income was $8.2 million ($1.19 per common share diluted) for the year ended September 30, 2023, compared to net income of $15.4 million ($2.15 per common share diluted) for the year ended September 30, 2022.  The decrease in net income for 2023 compared to 2022 was due to a decrease in noninterest income of $25.9 million and a $704,000 increase in the provision for credit losses, partially offset by a $922,000 increase in net interest income and a $16.5 million decrease in noninterest expense.

Net Interest Income. For the year ended September 30, 2024, net interest income decreased $3.5 million, or 5.7%, as compared to 2023.  The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased from 2.69% for 2023 to 2.26% for 2024 due primarily to an increase in the average cost of interest-bearing liabilities from 2.44% for 2023 to 3.29% for 2024.  This was partially offset by an increase in the average yield on interest earning assets from 5.13% for 2023 to 5.55% for 2024.

For the year ended September 30, 2023, net interest income increased $922,000 or 1.5% as compared to 2022, primarily due to balance sheet growth. The interest rate spread decreased from 3.55% for 2022 to 2.69% for 2023 due primarily to an increase in the average cost of interest-bearing liabilities from 0.80% for 2022 to 2.44% for 2023. This was partially offset by an increase in the average yield of interest earning assets from 4.35% for 2022 to 5.13% for 2023.

For the year ended September 30, 2024, total interest income increased $18.8 million, or 18.2%, as compared to 2023.  The increase in total interest income is due primarily to increases in the average balance of interest earning assets of $179.0 million, from $2.05 billion for 2023 to $2.23 billion for 2024, and an increase in the average tax-equivalent yield on interest-earning assets, from 5.13% for 2023 to 5.55% for 2024. The increase in the average balance of interest-earning assets is due primarily to increases in the average balance of total loans of $245.8 million. For the year ended September 30, 2023, total interest income increased $32.0 million, or 45.0% as compared to 2022.  The increase in total interest income is due primarily to increases in the average balance of interest earning assets of $380.9 million, from $1.67 billion for 2022 to $2.05 billion for 2023, and an increase in the average tax-equivalent yield on interest-earning assets, from 4.35% for 2022 to 5.13% for 2023.  The increase in the average balance of interest-earning assets is due primarily to increases in the average balance of total loans and investment securities of $318.0 million and $67.2 million, respectively.

Interest income on loans increased $20.6 million, or 22.9%, from $89.8 million for 2023 to $110.4 million for 2024, due primarily to an increase in the average balance of loans outstanding of $245.8 million, from $1.68 billion for 2023 to $1.93 billion for 2024, and an increase in the average tax-equivalent yield on loans from 5.36% for 2023 to 5.76% for 2024.  In 2023, interest income on loans increased $27.7 million, or 44.6%, from $62.1 million for 2022 to $89.8 million for 2023, due primarily to an increase in the average balance of loans outstanding of $318.1 million, from $1.36 billion for 2022 to $1.68 billion for 2023, and an increase in the average tax-equivalent yield on loans from 4.57% for 2022 to 5.36% for 2023.

Interest income on investment securities decreased $2.1 million, or 19.2%, primarily due to a decrease in the average balance of investment securities of $68.2 million, from $328.8 million for 2023 to $260.6 million for 2024, partially offset by an increase in the average tax equivalent yield on investments from 3.97% for 2023 to 3.99% for 2024. In 2023, interest income on investment securities increased $2.9 million, or 35.7%, primarily due to an increase in the average balance of investment securities of $67.2 million, from $261.6 million for 2022 to $328.8 million for 2023 and an increase in the average tax equivalent yield on investments from 3.73% for 2022 to 3.97% for 2023.

Total interest expense increased $22.3 million, or 53.4%, due primarily to an increase in the average cost of funds from 2.44% for 2023 to 3.29% for 2024, and an increase in the average balance of interest-bearing liabilities of $233.2 million, from $1.71 billion for 2023 to $1.94 billion for 2024.  The average balance of interest-bearing deposits increased $235.9 million, or 18.4%, from $1.28 billion for 2023 to $1.52 billion for 2024, and the average cost of funds for deposits increased from 2.16% for 2023 to 3.17% for 2024.  The average balance of borrowings from the Federal Home Loan Bank increased $8.0 million, or 2.2%, from $368.2 million for 2023 to $376.2 million for 2024, and the average cost of Federal Home Loan Bank borrowings increased from 2.92% for 2023 to 3.35% for 2024.  Average other borrowings, which is comprised of subordinated debt, decreased $10.6 million or 17.9% from $59.2 million for 2023 to $48.5 million for 2024.  The average cost of other borrowings increased from 5.48% for 2023, net of amortization of debt issuance costs, to 6.63% for 2024, net of amortization of debt issuance costs.  In 2023, total interest expense increased $31.1 million or 296.3%, due primarily to an increase in the average cost of funds from 0.80% for 2022 to 2.44% for 2023, and an increase in the average balance of interest-bearing liabilities of $385.7 million, from $1.32 billion for 2022 to $1.71 billion for 2023.  The average balance of interest-bearing deposits increased $292.2 million, or 29.5%, from $990.3 million for 2022 to $1.28 billion for 2023, and the average cost of funds for deposits was 0.49% for 2022 compared to 2.16% for 2023.  The average balance of borrowings from the Federal Home Loan Bank increased $75.4 million, or 25.8%, from $292.8 million for 2022 to $368.2 million for 2023, and the average cost of Federal Home Loan Bank borrowings increased from 1.14% for 2022 to 2.92% for 2023.  Average other borrowings, which are comprised of subordinated debt for 2023 and secured borrowings for 2022, increased $18.1 million or 44.0% from $41.1 million for 2022 to $59.2 million for 2023.  The average cost of other borrowings decreased from 5.61% for 2022, net of amortization of debt issuance costs, to 5.48% for 2023, net of amortization of debt issuance costs.

Average Balances and Yields.

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Nonaccrual loans are included in average balances only.  Loan fees are included in interest income on loans and totaled $1.1 million, $1.2 million and $1.5 million for 2024, 2023 and 2022, respectively.  Tax exempt income on loans and investment securities has been adjusted to a tax equivalent basis using a federal marginal tax rate of 21.0%.  There were no out-of-period items or adjustments required to be excluded from the following table.

	Year Ended September 30,
	2024			2023			2022
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-bearing deposits with banks	$21,951	$1,043	4.75%	$22,305	$869	3.90%	$30,605	$161	0.53%
Loans	1,926,228	110,893	5.76	1,680,418	90,014	5.36	1,362,382	62,211	4.57
Investment securities - taxable	101,902	3,694	3.63	109,249	3,865	3.54	74,239	2,334	3.14
Investment securities - nontaxable	158,698	6,699	4.22	219,581	9,189	4.18	187,408	7,419	3.96
FRB and FHLB stock	24,982	1,563	6.26	23,196	1,435	6.19	19,217	729	3.79
Total interest-earning assets	2,233,761	123,892	5.55	2,054,749	105,372	5.13	1,673,851	72,854	4.35

Non-interest-earning assets	122,336			161,446			177,283
Total assets	$2,356,097			$2,216,195			$1,851,134

Liabilities and equity:
NOW accounts	$324,518	$2,583	0.80	$313,212	$1,960	0.63	$330,522	$1,135	0.34
Money market deposit accounts	335,116	12,534	3.74	259,506	6,295	2.43	225,507	1,096	0.49
Savings accounts	159,902	210	0.13	188,686	124	0.07	169,731	107	0.06
Time deposits	698,864	32,774	4.69	521,094	19,292	3.70	264,578	2,564	0.97
Total interest-bearing deposits	1,518,400	48,101	3.17	1,282,498	27,671	2.16	990,338	4,902	0.49

Federal funds purchased	—	—	—	21	1	4.76	—	—	0.00
Borrowings from FHLB	376,246	12,609	3.35	368,239	10,739	2.92	292,803	3,333	1.14
Subordinated debt and other borrowings	48,517	3,216	6.63	59,161	3,244	5.48	41,094	2,307	5.61
Total interest-bearing liabilities	1,943,163	63,926	3.29	1,709,919	41,655	2.44	1,324,235	10,542	0.80

Non-interest-bearing deposits	204,491			307,356			313,491
Other non-interest-bearing liabilities	44,857			36,867			35,539
Total liabilities	2,192,511			2,054,142			1,673,265

Total stockholders’ equity	163,586			162,053			177,869
Total liabilities and equity	$2,356,097			$2,216,195			$1,851,134
Net interest income (taxable equivalent basis)		59,966			63,717			62,312
Less: taxable equivalent adjustment		(1,904)			(2,143)			(1,660)
Net interest income		$58,062			$61,574			$60,652
Interest rate spread (taxable equivalent basis)			2.26%			2.69%			3.55%
Net interest margin (taxable equivalent basis)			2.68			3.10			3.72
Average interest-earning assets to average interest-bearing liabilities			114.95			120.17			126.40

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

	Year Ended September 30, 2024			Year Ended September 30, 2023
	Compared to			Compared to
	Year Ended September 30, 2023			Year Ended September 30, 2022
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$(15)	$189	$174	$(184)	$892	$708
Loans	13,667	7,212	20,879	15,790	11,986	27,803
Investment securities - taxable	(263)	92	(171)	1,169	362	1,531
Investment securities - nontaxable	(2,557)	67	(2,490)	1,309	461	1,770
FRB and FHLB stock	111	17	128	199	507	706
Total interest-earning assets	10,942	7,577	18,520	18,283	14,208	32,518

Interest expense:
Deposits	6,287	14,143	20,430	3,871	18,898	22,769
Federal funds purchased	(1)	—	(1)	1	—	1
Borrowings from FHLB	251	1,619	1,870	1,531	5,875	7,406
Other borrowings	(644)	616	(28)	1,002	(62)	937
Total interest-bearing liabilities	5,893	16,378	22,271	6,405	24,711	31,113
Net increase (decrease) in net interest income (taxable equivalent basis)	$5,050	$(8,802)	$(3,751)	$11,878	$(10,503)	$1,405

Provision for Credit Losses. The Company recognized a provision for credit losses for loans of $3.5 million, a credit for unfunded lending commitments of $421,000, and a provision for credit losses for securities of $21,000 for the year ended September 30, 2024 compared to a provision for loan losses of $2.6 million only for 2023. The provision for credit losses for loans increased primarily due to loan growth and the effects of adopting the Current Expected Credit Loss (CECL) methodology during 2024. Net charge-offs in 2024 were $527,000 compared to $1.1 million for 2023 and nonperforming loans increased $3.0 million to $16.9 million at September 30, 2024. In 2023, the Company recognized a provision for loan losses of $2.6 million compared to a provision for loan losses of $1.9 million for 2022.  Net charge-offs in 2023 were $1.1 million compared to $849,000 for 2022 and nonperforming loans increased $3.1 million to $13.9 million at September 30, 2023. See “Analysis of Nonperforming and Classified Assets” included herein.  It is management’s assessment that the allowance for credit losses at September 30, 2024 was adequate and appropriately reflected the current expected losses in the Bank’s loan portfolio at that date.

Noninterest Income. Noninterest income decreased $12.8 million, or 50.6%, from $25.3 million for the year ended September 30, 2023 to $12.5 million for the year ended September 30, 2024. The decrease was due primarily to a $14.1 million decrease in mortgage banking income due to the wind down of the Company’s national mortgage banking operations in 2024. Mortgage loans originated for sale were $60.8 million in the year ended September 30, 2024 as compared to $587.7 million for 2023.  In 2023, noninterest income decreased $25.9 million, or 50.5%, from $51.2 million for the year ended September 30, 2022 to $25.3 million for the year ended September 30, 2023.  The decrease was due primarily to a $24.0 million decrease in mortgage banking income in 2023 compared to 2022. The decrease in mortgage banking income was primarily due to lower origination and sales volume in 2023 compared to 2022.  Mortgage loans originated for sale were $587.7 million in the year ended September 30, 2023 as compared to $1.61 billion for 2022.

Noninterest Expense. Noninterest expenses decreased $23.2 million, or 30.5%, from $76.1 million for the year ended September 30, 2023 to $52.9 million for the year ended September 30, 2024.  The decrease was due primarily to decreases in compensation and benefits, data processing expense and other operating expenses of $12.0 million, $2.2 million and $7.8 million, respectively.  The decrease in compensation and benefits expense was due primarily to a reduction in staffing related to the wind down of the Company’s national mortgage banking operations in the quarter ended December 31, 2023.  The decrease in data processing expense was due primarily to expenses recognized in the prior year related to the implementation of the new core operating system in August 2023.  The decrease in other operating expense was due primarily to a $1.9 million decrease in net loss on captive insurance operations due to the dissolution of the captive insurance company in September 2023; a decrease in loss contingency accrual for SBA-guaranteed loans of $754,000 in 2024 compared to an increase of $1.5 million in 2023; a decrease in the loss contingency accrual for restitution to mortgage borrowers of $283,000 in 2024 compared to an increase of $609,000 in 2023; and a decrease of $853,000 in loan expense for 2024 as compared to 2023 due primarily to lower mortgage loan originations related to the cessation of national mortgage banking operations in the quarter ended December 31, 2023.  In 2023, noninterest expenses decreased $16.5 million, or 17.8%, from $92.7 million for the year ended September 30, 2022 to $76.1 million for the year ended September 30, 2023.  The decrease was due primarily to a decrease in compensation and benefits and professional fees of $17.3 million and $3.7 million, respectively, partially offset by a $2.2 million increase in data processing expense.  The decrease in compensation and benefits expense was due primarily to a reduction in staff and incentive compensation for the Company’s mortgage banking segment as a result of decreased mortgage banking volume.  The decrease in professional fees was due primarily to a $2.0 million consulting fee incurred in 2022 in connection with negotiating a new core processing contract.  The increase in data processing expense is primarily due to one-time charges totaling $1.4 million in connection with the conversion of the Bank’s data processing system.

Income Tax Expense. The Company recognized income tax expense of $1.0 million for the year ended September 30, 2024, compared to $10,000 for the year ended September 30, 2023 and $1.9 million for the year ended September 30, 2022.  The effective tax rate was 7.0%, 0.1% and 11.1%, for the years ended September 30, 2024, 2023 and 2022, respectively.  The higher effective tax rate for 2024 compared to 2023, was primarily due to higher taxable income in the 2024 period.  The lower effective tax rate for 2023 compared to 2022, was primarily due to the recognition of investment tax credits related to solar projects in 2023 and lower pre-tax income in 2023 as compared to 2022.  The lower pre-tax income for 2023 is due primarily to losses incurred for mortgage banking operations, professional fees related to mortgage banking loss contingencies, and expenses related to the conversion of the Bank’s data processing system.

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

Analysis of Nonperforming and Classified Assets. We consider nonaccrual loans, financial difficulty modifications (“FDMs”), repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations.  Typically, payments received on a nonaccrual loan are first applied to the outstanding principal balance.

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

The following table provides information with respect to our nonperforming assets at the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be FDMs.  There were no new FDMs made or modifications of existing FDMs during the year ended September 30, 2024.

	At September 30,
(Dollars in thousands)	2024	2023	2022	2021	2020
Nonaccrual loans	$16,942	$13,948	$10,856	$15,000	$13,615
Accruing loans past due 90 days or more	—	—	—	472	—
Total nonperforming loans	16,942	13,948	10,856	15,472	13,615
Performing FDMs	—	1,266	2,714	1,743	3,069
Foreclosed real estate	444	474	—	—	—
Total nonperforming assets	$17,386	$15,688	$13,570	$17,215	$16,684

Nonaccrual loans to total loans	0.85%	0.78%	0.73%	1.38%	1.23%
Total nonperforming loans to total loans	0.85	0.78	0.73	1.42	1.23
Total nonperforming loans to total assets	0.69	0.61	0.52	0.90	0.77
Total nonperforming assets to total assets	0.71	0.69	0.65	1.00	0.95

Federal and state banking regulations require us to review and classify our assets on a regular basis. In addition, the Bank’s regulators have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution, without establishment of a specific allowance or charge-off, is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  When we classify an asset as doubtful we may establish a specific allowance for credit losses.  If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

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

The Company adopted ASU 2016-13 effective October 1, 2023. See Note 1 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding the methodology used to determine the allowance for credit losses. The following table sets forth the breakdown of the allowance for credit losses by loan category at the dates indicated.

	At September 30,
	2024			2023
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Residential real estate	$7,485	35.15%	33.77%	$4,641	27.46%	29.59%
Commercial real estate	1,744	8.19	10.32	1,777	10.51	10.48
Single tenant net lease	4,038	18.96	37.83	3,810	22.54	42.40
SBA commercial real estate	3,100	14.56	2.80	1,922	11.37	2.64
Multi-family	341	1.60	1.90	268	1.59	1.95
Residential construction	405	1.90	2.68	434	2.57	1.40
Commercial construction	165	0.77	0.46	282	1.67	0.82
Land and land development	204	0.96	0.89	307	1.82	0.96
Commercial business	1,657	7.78	6.28	1,714	10.14	6.58
SBA commercial business	1,550	7.28	0.92	1,247	7.38	0.95
Consumer	605	2.85	2.13	498	2.95	2.23
Total allowance for credit losses	$21,294	100.00%	100.00%	$16,900	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  The banking regulators may require us to increase our allowance for credit losses based on judgments different from ours.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for credit losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2024	2023	2022
Allowance for credit losses at beginning of period	$16,900	$15,360	$14,301
ASU 2016 - 13 (CECL) implementation	1,429	—	—
Provision for credit losses	3,492	2,612	1,908
Charge offs:
Residential real estate	168	71	23
Commercial real estate	—	—	—
Single tenant net lease	—	—	—
SBA commercial real estate	58	357	110
Multi-family	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	34	—	91
SBA commercial business	172	569	698
Consumer	388	250	175
Total charge-offs	820	1,247	1,097

Recoveries:
Residential real estate	67	16	14
Commercial real estate	—	—	—
Single tenant net lease	—	—	—
SBA commercial real estate	63	3	15
Multi-family	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	—	69	119
SBA commercial business	63	51	61
Consumer	100	36	39
Total recoveries	293	175	248
Net charge-offs	527	1,072	849

Allowance for credit losses at end of period	$21,294	$16,900	$15,360

Allowance for credit losses to nonaccrual loans	125.69%	121.16%	141.49%
Allowance for credit losses to nonperforming loans	125.69%	121.16%	141.49%
Allowance for credit losses to total loans outstanding at the end of the period	1.07	0.95	1.03
Net charge-offs during the period to average loans outstanding during the period	0.03	0.06	0.06

The following table sets forth the ratio of net charge offs (recoveries) to average loans outstanding for the periods indicated.

	For the Year Ended September 30,
Loan category	2024	2023	2022
Residential real estate	0.02%	0.01%	0.00%
Commercial real estate	0.00	0.00	0.00
Single tenant net lease	0.00	0.00	0.00
SBA commercial real estate	(0.01)	0.69	0.15
Multi-family	0.00	0.00	0.00
Residential construction	0.00	0.00	0.00
Commercial construction	0.00	0.00	0.00
Land and land development	0.00	0.00	0.00
Commercial business	0.03	(0.07)	(0.04)
SBA commercial business	0.61	2.73	1.38
Consumer	0.72	0.55	0.41
Total loans	0.03%	0.06%	0.06%

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2024 and 2023 financial information. The simulated changes presented in the following table are within policy guidelines approved by the Company’s Board of Directors.

	At September 30, 2024		At September 30, 2023
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(6,833)	(10.11)%	$(6,660)	(11.71)%
200bp	(4,475)	(6.62)	(4,349)	(7.65)
100bp	(2,486)	(3.68)	(2,223)	(3.91)
Static	—	—	—	—
(100)bp	3,209	4.75	2,214	3.89
(200)bp	6,339	9.38	4,451	7.83

At September 30, 2024, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $2.5 million or 3.68% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 6.62% and 10.11%, respectively. An immediate and sustained decrease in rates of 1.00% and 2.00% would increase our net interest income by $3.2 million and $6.3 million, or 4.75% and 9.38%, respectively, over a one year horizon compared to a flat interest rate scenario.

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to our base case scenario, based on September 30, 2024 and 2023 financial information. The simulated changes presented in the following table are not within policy guidelines approved by the Company’s Board of Directors due to the strategic decision to attempt to enhance the Company’s profile in the declining rate scenarios.

	At September 30, 2024
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$171,051	$(99,851)	(36.86)%	8.05%	(345)	bp
200bp	202,962	(67,940)	(25.08)	9.24	(226)	bp
100bp	236,935	(33,967)	(12.54)	10.42	(108)	bp
Static	270,902	—	—	11.50	—	bp
(100)bp	309,128	38,226	14.11	12.66	116	bp
(200)bp	349,855	78,953	29.14	13.80	230	bp

	At September 30, 2023
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$168,287	$(103,095)	(37.99)%	8.80%	(386)	bp
200bp	200,335	(71,047)	(26.18)	10.10	(256)	bp
100bp	234,422	(36,960)	(13.62)	11.38	(128)	bp
Static	271,382	—	—	12.66	—	bp
(100)bp	309,457	38,075	14.03	13.87	121	bp
(200)bp	348,979	77,597	28.59	15.00	234	bp

The previous table indicates that at September 30, 2024, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point increase in prevailing interest rates, and an increase in its EVE in the event of a sudden and sustained 100 and 200 basis point decrease in prevailing interest rates.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2024, cash and cash equivalents totaled $52.1 million.  Securities classified as available-for-sale, amounting to $248.7 million, at September 30, 2024, provide additional sources of liquidity.  At September 30, 2024, we had the ability to borrow a total of approximately $800.0 million from the FHLB, of which $301.6 million was borrowed and outstanding.  In addition, we had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at September 30, 2024.  We also had three other federal funds line of credit facilities with other financial institutions from which we had the ability to borrow the lesser of $5.0 million or 50% of the Bank’s equity capital,  $22 million and $15 million, respectively.  The Bank did not have any outstanding federal funds purchased at September 30, 2024.

At September 30, 2024, the Bank had $325.8 million in commitments to extend credit outstanding.  Time deposits due within one year of September 30, 2024 totaled $780.6 million, or 96.0% of time deposits.  We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent higher interest rate environment and local competitive pressure.  The balance also includes $509.2 million in brokered and reciprocal time deposits at September 30, 2024.  If these maturing time deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2025.  We believe, however, based on past experience that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At September 30, 2024, the Company had liquid assets of $4.2 million on a stand-alone, unconsolidated basis.

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

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2024, the Bank exceeded all of its regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement.”

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

For the year ended September 30, 2024, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed First Savings Financial Group, Inc.’s system of internal control over financial reporting as of September 30, 2024, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of this assessment, management concluded that, as of September 30, 2024, the Company’s system of internal control over financial reporting was effective and met the criteria of the “Internal Control Integrated Framework.”

(c)Changes to Internal Control over Financial Reporting

Except with respect to our remediation actions described below, the Company did not materially change its internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended September 30, 2024, and made no changes that it believes are reasonably likely to materially affect, its internal control over financial reporting.

Remediation of Material Weaknesses

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, the Company determined that material weaknesses existed as of September 30, 2023 in the Company’s internal control over financial reporting.  The material weaknesses that management identified were the following:

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

Remediation Plan and Status

Through the fiscal year ended September 30, 2024, the Company implemented remediation measures with respect to these material weaknesses.  During the quarter ended September 30, 2024, management concluded that each material weakness identified above was remediated.  A material weakness will not be considered fully remediated until the enhanced controls related to that material weakness are fully implemented and operate for a sufficient period and management has concluded that these controls are operating effectively.

To remediate these material weaknesses, the Company implemented the following measures as it relates to each:

●	The Company did not maintain effective controls over the review of the allowance for loan losses calculation, including appropriate precision of management review of qualitative factors.

During the fiscal year ended September 30, 2024, the Company engaged a nationally recognized third party consultant to assist in performing a gap analysis of the control environment and enhancing the documentation and operation of controls related to the allowance for credit losses. Additionally, management refined the documentation supporting the qualitative factor adjustments, and enhanced the level of detail and precision with which the management reviews of the qualitative factors was conducted.  This was accomplished through improving the Company’s internal control documentation and adding a second management level review of the ACL calculation, including the qualitative factors.

The Company’s remediation steps outlined above strengthened its internal control over financial reporting.  During the third and fourth quarters of fiscal year ended September 30, 2024, the Company successfully tested its enhanced internal policies and controls regarding the review of the allowance for credit losses function.  As a result, management concluded that it had remediated the material weakness relating to the allowance for credit losses as of September 30, 2024.

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

During the fiscal year ended September 30, 2024, the Company engaged a nationally recognized third party consultant to assist in performing a gap analysis of the control environment and enhancing the documentation and operation of controls related to financial reporting.  Additionally, management improved the monthly and quarterly closing routines and modified the timing and frequency of general ledger account reconciliations and review of the reconciliations with a greater emphasis on quarter end dates. Management also enhanced the review and documentation of manual journal entries and improved the review process of the quarterly analytical review by adding an additional layer of executive management to the process. Finally, certain members of financial management have developed and completed quarterly checklists and disclosure checklists are now being completed on a quarterly basis.

The Company’s remediation steps outlined above strengthened its internal control over financial reporting.  During the third and fourth quarters of fiscal year ended September 30, 2024, the Company successfully tested its enhanced internal polices and controls regarding the monthly and quarterly closing function.  As a result, management concluded that it had remediated the material weakness relating to the monthly and quarterly closing routines as of September 30, 2024.

Item 9B. OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”).

The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees. A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Bank’s website at www.fsbbank.net.

The Company has adopted a Policy Regarding Insider Trading governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees and by the Company itself.  A copy of the Policy Regarding Insider Trading is filed as an exhibit to this annual report.

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

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
3.2	Articles of Amendment to the Articles of Incorporation for the Series A Preferred Stock (8)
3.3	Bylaws of First Savings Financial Group, Inc. (1)
4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
10.1	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Larry W. Myers, dated October 7, 2009* (3)
10.2	Change in Control Agreement by and between First Savings Bank and Jackie R. Journell dated October 7, 2019 (6)
10.3	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Anthony A. Schoen, dated October 7, 2009* (3)
10.4	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (4)
10.5	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (4)
10.6	Agreement and Plan of Reorganization dated July 21, 2017 (2)
10.7	Amended and Restated Director Deferred Compensation Agreement* (1)
10.8	Subordinated Note Purchase Agreement dated September 20, 2018 (5)
10.9	Subordinated Note Purchase Agreement dated March 18, 2022 (7)
19.1	Policy Regarding Insider Trading
21.0	Subsidiaries of the Registrant
23.0	Consent of Forvis Mazars, LLP (PCAOB ID 686)
23.1	Consent of Monroe Shine & Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
97.0	First Savings Financial Group, Inc. Clawback Policy (9)
101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (Formatted in Inline XBRL)
*	Management contract or compensatory plan, contract or arrangement
(1)

Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-151636), as amended, initially filed with the Securities and Exchange Commission on June 13, 2008.

(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017.
(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.

(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2018.
(6)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 17, 2020.
(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on form 8-K filed with the Securities and Exchange Commission on March 21, 2022.
(8)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2011.
(9)

Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 filed with the Securities and Exchange Commission on December 20, 2023, as amended by the Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on February 29, 2024.

Item 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 13, 2024	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer and Director	December 13, 2024
Larry W. Myers	(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	December 13, 2024
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John E. Colin	Director	December 13, 2024
John E. Colin

/s/ Douglas A. York	Director	December 13, 2024
Douglas A. York

/s/ Pamela Bennett-Martin	Director	December 13, 2024
Pamela Bennett-Martin

/s/ L. Chris Fordyce	Director	December 13, 2024
L. Chris Fordyce

/s/ John P. Lawson, Jr.	Director	December 13, 2024
John P. Lawson, Jr.

/s/ Frank N. Czeschin	Director	December 13, 2024
Frank N. Czeschin

/s/ Martin A. Padgett	Director	December 13, 2024
Martin A. Padgett

/s/ Steven R. Stemler	Director	December 13, 2024
Steven R. Stemler

/s/ Troy D. Hanke	Director	December 13, 2024
Troy D. Hanke

FIRST SAVINGS FINANCIAL GROUP, INC.

JEFFERSONVILLE, INDIANA

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED

SEPTEMBER 30, 2024, 2023 AND 2022

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

Management assessed First Savings Financial Group, Inc.’s system of internal control over financial reporting as of September 30, 2024, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of this assessment, management concluded that, as of September 30, 2024, the Company’s system of internal control over financial reporting was effective and met the criteria of the “Internal Control Integrated Framework.”

The effectiveness of our internal control over financial reporting as of September 30, 2024, has been audited by Forvis Mazars, LLP, independent registered public accounting firm, as stated in their report which is included herein.

/s/ Larry W. Myers	/s/ Anthony A. Schoen
Larry W. Myers	Anthony A. Schoen
President and Chief Executive Officer	Chief Financial Officer

December 13, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee

First Savings Financial Group, Inc.

Jeffersonville, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of First Savings Financial Group, Inc. (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2024, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective October 1, 2023 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments––Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Allowance for Credit Losses

As described in Notes 1 and 4, the Company’s allowance for credit losses (ACL) on loans was $21.3 million at September 30, 2024. The ACL is an estimate of current expected credit losses in the loan portfolio. The determination of the ACL requires significant judgment reflecting the Company’s best estimate of expected future losses for the loan portfolio’s entire contractual term adjusted for expected prepayments.

In calculating the ACL, the loan portfolio is segmented into pools based upon similar risk characteristics. Management measures expected credit losses over the life of each loan pool utilizing a weighted average remaining maturity loss methodology model. The model primarily utilized historical internal and peer loss rates applied to the estimated remaining life of each pool. The model is adjusted for reasonable and supportable forecasts of relevant macroeconomic factors including U.S. national unemployment rate, consumer price index and gross domestic product. A one-year forecast period for these factors is utilized, with loss rates then reverting to their historic average. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan pools.

We identified the valuation of the ACL as a critical audit matter. The principal considerations for that determination included the high degree of judgment and subjectivity involved in evaluating management’s estimates, particularly as it relates to evaluating management’s assessment of the qualitative factors.

The primary procedures we performed to address the critical audit matter included:

●	Obtained an understanding of the Company’s process for establishing the ACL, including model selection and the qualitative factor adjustments of the ACL.
●	Evaluated the design and tested the operating effectiveness of internal controls relating to management’s determination of the ACL, including controls over:
o	Management’s review of identification and relevance of qualitative factors utilized in the ACL, and the reasonableness of the related adjustment scale of the qualitative factor component of the ACL.
o	Management’s review of the relevance, reliability and accuracy of the underlying data inputs, judgments, and calculations used to determine the historical loss rates and qualitative adjustments to historic loss rates.
●	Evaluated management’s determination of historical loss rates and peer loss rates utilized to calculate the quantitative components of the ACL calculation.
●	Evaluated the reasonableness of management’s application of qualitative factor adjustments to historical loss rates in the ACL, including:
o	Evaluating the reasonableness of management’s significant assumptions, judgments, and conclusions related to the application of the qualitative adjustments. Our evaluation considered the weight of evidence from internal and external sources and loan portfolio composition and performance.
o	Testing the relevance and reliability of data inputs and mathematical accuracy of the qualitative adjustments to historical loss rates.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2023.

Louisville, Kentucky

December 13, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee

First Savings Financial Group, Inc.

Jeffersonville, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited First Savings Financial Group, Inc.’s (the “Company”) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control––Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control––Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of September 30, 2024 and 2023, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders equity and cash flows for each of the years in the two-year period ended September 30, 2024, and our report dated December 13, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Louisville, Kentucky

December 13, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Savings Financial Group, Inc.

Jeffersonville, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows of First Savings Financial Group, Inc. (the “Company”) for the year ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit. At the time of our audit, we were a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and were required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2024 AND 2023

(In thousands, except share and per share data)	2024	2023

ASSETS
Cash and due from banks	$39,393	$18,014
Interest-bearing deposits with banks	12,749	12,831
Total cash and cash equivalents	52,142	30,845

Interest-bearing time deposits	490	490
Debt securities available for sale, at fair value, net of allowance for credit losses of $21 at September 30, 2024	248,679	227,739
Debt securities held to maturity	1,040	1,300

Loans held for sale, residential mortgage at fair value	—	24,692
Loans held for sale, Small Business Administration	25,716	21,163
Loans, net of allowance for credit losses of $21,294 at September 30, 2024 and $16,900 at September 30, 2023	1,963,852	1,770,243
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	24,986	24,939
Premises and equipment	26,462	27,861
Other real estate owned, held for sale	647	677
Accrued interest receivable:
Loans	9,447	7,809
Securities	1,929	2,352
Cash surrender value of life insurance	47,605	46,226
Goodwill	9,848	9,848
Core deposit intangibles	398	561
Residential mortgage loan servicing rights, at fair value	—	59,768
Nonresidential mortgage loan servicing rights	67	101
SBA loan servicing rights	2,687	2,950
Other assets	34,373	29,290

Total Assets	$2,450,368	$2,288,854

LIABILITIES
Deposits:
Noninterest-bearing	$191,528	$242,237
Interest-bearing	1,689,353	1,439,557
Total deposits	1,880,881	1,681,794

Federal Home Loan Bank borrowings	301,640	363,183
Other borrowings	48,603	48,444
Accrued interest payable	13,384	8,926
Advance payments by borrowers for taxes and insurance	931	1,027
Reserve for unfunded lending commitments	1,519	—
Accrued expenses and other liabilities	26,295	34,499
Total Liabilities	2,273,253	2,137,873
Commitments and contingent liabilities - see Note 17	—	—

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 7,802,351 shares (7,778,471 shares at September 30, 2023) outstanding 6,887,106 shares (6,867,121 shares at September 30, 2023)	78	78
Additional paid-in capital	27,647	26,986
Retained earnings	173,337	166,306
Accumulated other comprehensive loss	(11,195)	(29,587)
Unearned stock compensation	(901)	(1,015)
Treasury stock, at cost - 915,245 shares (911,350 shares at September 30, 2023)	(11,851)	(11,787)
Total Stockholders' Equity	177,115	150,981

Total Liabilities and Stockholders' Equity	$2,450,368	$2,288,854

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2024, 2023 AND 2022

(In thousands, except share and per share data)	2024	2023	2022

INTEREST INCOME
Loans, including fees	$110,396	$89,801	$62,109
Securities:
Taxable	3,694	3,865	2,334
Tax-exempt	5,292	7,259	5,861
Dividend income	1,563	1,435	729
Interest-bearing deposits with banks	1,043	869	161
Total interest income	121,988	103,229	71,194

INTEREST EXPENSE
Deposits	48,101	27,671	4,902
Federal funds purchased and repurchase agreements	—	1	—
Federal Home Loan Bank borrowings	12,609	10,739	3,333
Other borrowings	3,216	3,244	2,307
Total interest expense	63,926	41,655	10,542

Net interest income	58,062	61,574	60,652

Provision for credit losses-loans	3,492	2,612	1,908
Credit for unfunded lending commitments	(421)	—	—
Provision for credit losses - securities	21	—	—

Total provision for credit losses	3,092	2,612	1,908

Net interest income after provision for credit losses	54,970	58,962	58,744

NONINTEREST INCOME
Service charges on deposit accounts	1,950	2,017	1,864
ATM and interchange fees	2,269	2,756	2,753
Net gain (loss) on sales of available for sale securities	—	(551)	476
Net unrealized gain (loss) on equity securities	491	57	(10)
Other than temporary impairment loss on securities	—	(28)	—
Net gain on sales of loans, Small Business Administration	3,013	2,717	3,698
Net gain on sales of loans, single tenant net lease	—	—	719
Mortgage banking income	197	14,331	38,337
Increase in cash surrender value of life insurance	1,378	1,081	993
Commission income	956	746	717
Real estate lease income	506	469	571
Net gain on premises and equipment	116	49	—
Income from tax credit investment	—	—	12
Gain from repurchase of subordinated debt	—	660	—
Other income	1,654	1,038	1,097
Total noninterest income	12,530	25,342	51,227

NONINTEREST EXPENSE
Compensation and benefits	31,986	43,938	61,207
Occupancy and equipment	6,947	7,938	8,167
Data processing	2,617	4,861	2,623
Advertising	1,211	2,016	3,199
Professional fees	3,087	2,979	6,656
FDIC insurance premiums	2,154	1,675	527
Net loss on other real estate owned	12	4	115
Other operating expenses	4,876	12,711	10,168
Total noninterest expense	52,890	76,122	92,662
Income before income taxes	14,610	8,182	17,309
Income tax expense	1,018	10	1,923
Net Income	$13,592	$8,172	$15,386

Net income per share:
Basic	$1.99	$1.19	$2.18
Diluted	$1.98	$1.19	$2.15

Weighted average shares outstanding:
Basic	6,830,466	6,848,311	7,058,550
Diluted	6,856,520	6,880,072	7,141,846

Dividends per share	$0.59	$0.55	$0.51

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED SEPTEMBER 30, 2024, 2023 AND 2022

(In thousands)	2024	2023	2022

Net Income	$13,592	$8,172	$15,386

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	23,272	(3,772)	(45,068)
Income tax (expense) benefit	(4,897)	806	9,464
Net of tax amount	18,375	(2,966)	(35,604)

Less: reclassification adjustment for provision for credit losses on securities included in net income	21	—	—
Income tax benefit	(4)	—	—
Net of tax amount	17	—	—

Less: reclassification adjustment for realized (gains) losses included in net income	—	551	(476)
Income tax expense (benefit)	—	(115)	101
Net of tax amount	—	436	(375)

Less: reclassification adjustment for other-than-temporary impairment loss on securities included in net income	—	28	—
Income tax benefit	—	(6)	—
Net of tax amount	—	22	—

Other Comprehensive Income (Loss)	18,392	(2,508)	(35,979)

Comprehensive Income (Loss)	$31,984	$5,664	$(20,593)

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2024, 2023 AND 2022

				Accumulated
				Other	Unearned
	Common	Additional	Retained	Comprehensive	Stock	Treasury
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balances at October 1, 2021	$78	$25,721	$150,185	$8,900	$(138)	$(4,369)	$180,377

Net income	—	—	15,386	—	—	—	15,386

Acquisition of minority interests in Q2	—	(509)	—	—	—	—	(509)

Other comprehensive loss	—	—	—	(35,979)	—	—	(35,979)

Common stock dividends - $0.51 per share	—	—	(3,644)	—	—	—	(3,644)

Restricted stock forfeitures - 45,750 shares	—	1,222	—	—	(1,222)	—	—

Stock compensation expense	—	296	—	—	391	—	687

Stock option exercises - 2,955 shares	—	40	—	—	—	—	40

Purchase of 203,962 treasury shares	—	—	—	—	—	(4,793)	(4,793)

Balances at September 30, 2022	$78	$26,770	$161,927	$(27,079)	$(969)	$(9,162)	$151,565

Net income	—	—	8,172	—	—	—	8,172

Transfer of securities from subsidiary	—	(544)	—	—	—	—	(544)

Other comprehensive loss	—	—	—	(2,508)	—	—	(2,508)

Common stock dividends - $0.55 per share	—	—	(3,793)	—	—	—	(3,793)

Restricted stock grants - 22,000 shares	—	495	—	—	(495)	—	—

Restricted stock forfeitures - 2,000 shares	—	(53)	—	—	53	—	—

Stock option exercises - 1,200 shares	—	16	—	—	—	—	16

Stock compensation expense	—	302	—	—	396	—	698

Purchase of 124,710 treasury shares	—	—	—	—	—	(2,625)	(2,625)

Balances at September 30, 2023	$78	$26,986	$166,306	$(29,587)	$(1,015)	$(11,787)	$150,981

Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	(2,510)	—	—	—	(2,510)

Balances at October 1, 2023, adjusted	78	26,986	163,796	(29,587)	(1,015)	(11,787)	148,471

Net income	—	—	13,592	—	—	—	13,592

Distribution to Q2 minority interest	—	(18)	—	—	—	—	(18)

Other comprehensive income	—	—	—	18,392	—	—	18,392

Common stock dividends - $0.59 per share	—	—	(4,051)	—	—	—	(4,051)

Restricted stock grants - 19,475 shares	—	294	—	—	(294)	—	—

Restricted stock forfeitures - 800 shares	—	(18)	—	—	18	—	—

Stock compensation expense	—	309	—	—	390	—	699

Stock option exercises - 6,405 shares	—	94	—	—	—	—	94

Issuance of 1,200 treasury shares	—	—	—	—	—	15	15

Purchase of 5,095 treasury shares	—	—	—	—	—	(79)	(79)

Balances at September 30, 2024	$78	$27,647	$173,337	$(11,195)	$(901)	$(11,851)	$177,115

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2024, 2023 AND 2022

(In thousands)	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,592	$8,172	$15,386
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for credit losses - loans	3,492	2,612	1,908
Credit for unfunded commitments	(421)	—	—
Provision (credit) for credit losses - securities	21	—	—
Depreciation and amortization	2,371	2,549	2,448
Amortization of premiums and accretion of discounts on securities, net	279	578	903
Amortization and accretion of fair value adjustments on loans, net	(1,215)	(1,805)	(1,529)
Loans originated for sale, residential mortgage	(60,822)	(587,685)	(1,607,914)
Loans originated for sale, nonresidential mortgage	—	—	(34,842)
Loans originated for sale, Small Business Administration	(51,013)	(41,160)	(34,520)
Proceeds on sales of loans, residential mortgage	83,228	603,800	1,721,434
Proceeds on sales of loans, nonresidential mortgage	—	—	45,282
Proceeds on sales of loans, Small Business Administration	50,070	44,817	40,210
Net realized and unrealized (gain) loss on loans held for sale	(1,998)	(3,958)	12,376
Capitalization of loan servicing rights	(1,392)	(3,122)	(12,167)
Proceeds from sale of residential mortgage loan servicing rights	59,464	—	—
Loss on sale of residential mortgage loan servicing rights	4	—	—
Net change in value of residential mortgage loan servicing rights	809	5,849	(2,523)
Net change in value of SBA and nonresidential mortgage loan servicing rights	1,180	1,647	1,522
Net realized and unrealized (gain) loss on other real estate owned	(5)	—	115
Net loss (gain) on sales of available for sale securities	—	551	(476)
Other than temporary impairment loss on securities	—	28	—
Increase in cash surrender value of life insurance	(1,378)	(1,081)	(993)
Net (gain) loss on equity securities	(491)	(57)	10
Net gain on sale of premises and equipment	(116)	(49)	—
Gain from repurchase of subordinated debt	—	(660)	—
Income from tax credit investments	—	—	(12)
Deferred income taxes	(16,055)	(716)	1,668
Stock compensation expense	699	698	688
(Increase) decrease in accrued interest receivable	(1,215)	(1,829)	(2,089)
Increase (decrease) in accrued interest payable	4,458	7,624	1,044
Change in other assets	9,335	7,874	13,813
Change in other liabilities	(1,678)	(11,919)	(12,930)
Net Cash Provided By Operating Activities	91,203	32,758	148,812

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	—	(490)	(245)
Proceeds from sales and maturities of interest-bearing time deposits	—	1,603	840
Purchase of securities available for sale	(6,968)	(11,664)	(211,141)
Proceeds from sales of securities available for sale	—	79,230	33,494
Principal collected and proceeds from maturities of securities available for sale	9,021	16,877	21,860
Proceeds from maturities of securities held to maturity	260	258	260
Net increase in loans	(196,771)	(335,871)	(386,727)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	1	15	592
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(48)	(4,950)	(1,338)
Proceeds from life insurance	—	—	575
Proceeds from sale of other real estate owned	35	—	689
Purchase of premises and equipment	(684)	(2,954)	(835)
Proceeds from sales of premises and equipment	150	134	—
Investment in partnership interests	(8,311)	(6,176)	(2,242)
Acquisition of minority interests in Q2	(18)	—	—
Net Cash Used In Investing Activities	(203,333)	(263,988)	(544,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	199,087	172,482	288,254
Increase (decrease) in Federal Home Loan Bank line of credit	(1,543)	(4,120)	12,303
Proceeds from Federal Home Loan Bank advances	1,990,000	7,455,000	1,130,000
Repayment of Federal Home Loan Bank advances	(2,050,000)	(7,395,000)	(1,085,000)
Repurchase of subordinated debt	—	(1,340)	—
Net proceeds from subordinated notes	—	—	30,258
Net increase in other borrowings	—	—	37,989
Net decrease in advance payments by borrowers for taxes and insurance	(96)	(180)	(869)
Proceeds from exercise of stock options	94	16	—
Taxes paid on stock award shares for employees	—	(30)	(48)
Proceeds from issuance of common stock from treasury	15	—	—
Purchase of treasury shares	(79)	(2,625)	(4,745)
Dividends paid on common stock	(4,051)	(3,793)	(4,499)
Net Cash Provided By Financing Activities	133,427	220,410	403,643

Net Increase (Decrease) in Cash and Cash Equivalents	21,297	(10,820)	8,237

Cash and cash equivalents at beginning of year	30,845	41,665	33,428

Cash and Cash Equivalents at End of Year	$52,142	$30,845	$41,665

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	59,468	34,031	9,301
Income taxes (net of refunds received)	8,141	(116)	(3,226)

Non-cash activities:
Net transfer from loans held for sale to loans	—	—	13,139
Transfers from loans to OREO	—	474	—
Cashless exercise of stock options	40	—	39
Transfers from OREO to premises and equipment	—	—	721

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(1)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Savings Financial Group, Inc. (the “Company”) is a financial holding company and the parent of First Savings Bank (the “Bank”).

The Bank, which is a wholly-owned Indiana-chartered commercial bank subsidiary of the Company, provides a variety of banking services to individuals and business customers through 16 locations in southern Indiana. The Bank attracts deposits primarily from the general public and uses those funds, along with other borrowings, primarily to originate residential mortgage, commercial mortgage, construction, commercial business and consumer loans, and to a lesser extent, to invest in mortgage-backed securities and other debt securities. The Bank has three wholly owned subsidiaries: Q2 Business Capital, LLC (“Q2”), an Indiana limited liability company that specializes in the origination and servicing of U.S. Small Business Administration (“SBA”) loans, First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio and Southern Indiana Financial Corporation, which is currently inactive.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(1 – continued)

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

Allowance for Credit Losses – Available for Sale (AFS) Securities:  For AFS securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis.  If either of these criteria regarding intent or requirement to sell is met, the AFS security amortized cost basis is written down to fair value through income.  If the criteria is not met, the Company is required to assess whether the decline in fair value has resulted from credit losses of noncredit-related factors.  If the assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense.  If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects.  The Company has made the election to exclude accrued interest receivable on AFS securities from the estimate of credit losses and report accrued interest separately on the condensed consolidated balance sheets.  Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense.  Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  See Note 3 – Investment Securities, for additional information related to the Company’s allowance for credit losses on AFS securities.

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

Allowance for Credit Losses – Held to Maturity (HTM) Securities:  The Company measures expected credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics.  The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.  The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the condensed consolidated balance sheets.  See Note 3 – Investment Securities, for additional information related the Company’s allowance for credit losses on HTM securities.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(1 – continued)

Investment Securities - continued

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

Investments in non-marketable equity securities such as FRB stock and FHLB stock are carried at cost and are classified as restricted securities. The Bank is a member of the FHLB system and is required to own FHLB stock, the amount of which depends on the level of borrowings and other factors. Both cash and stock dividends received from these investments are included in dividend income. Impairment testing on these investments is based on applicable accounting guidance and the cost basis is reduced when impairment is deemed to be permanent.

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

The Company originates loans to customers under the SBA 7(a) and other programs that generally provide for SBA guarantees of 75% to 90% of each loan. Guaranteed portions of SBA are oftentimes sold to the secondary market. However, the Company retains certain guaranteed portions on the consolidated balance sheet. SBA loans classified as held for sale at September 30, 2024 and 2023 represented guaranteed portions intended for sale. At September 30, 2024 and 2023, SBA loans held for sale totaling $25.7 million and $21.2 million, respectively, were carried at the lower of aggregate cost or fair value. Realized gains and losses on sales of SBA loans held for sale are determined based on the allocation of participating interests sold and retained and are included in net gain on sales of SBA loans in the accompanying consolidated statements of income. Direct loan origination costs and fees related to SBA loans held for sale are deferred upon origination and are recognized as an adjustment to the gain or loss on the date of sale. SBA loans held for sale are sold on a servicing retained basis.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(1 – continued)

Transfers of Financial Assets - continued

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

When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the servicing right recognized, and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests held by the Company are carried at the lower of cost or fair value, with the exception of mortgage servicing rights related to sales of residential mortgage loans, which were carried at fair value.

Loans and Allowance for Credit Losses

Loans Held for Investment

Loans which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances, less net deferred loan fees, discounts and the allowance for credit losses.  Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method.  Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(1 – continued)

Loans and Allowance for Credit Losses - continued

Loan Charge-Offs

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, depreciation of the underlying collateral or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment.

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

Allowance for Credit Losses – Loans

As disclosed in Note 1 below under Recent Accounting Pronouncements, on October 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments, which replaced the previously required incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The allowance for credit losses (ACL) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL is increased by provision expense and decreased by charge-offs and recoveries of previous charged off accounts.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable.

Management considers forward-looking information in estimating expected credit losses. A reasonable and supportable forecast period of four quarters is utilized, with immediate reversion to the long-term average historical loss rates following the forecast period.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(1 – continued)

Loans and Allowance for Credit Losses - continued

The ACL is measured on a collective (pool) basis when similar risk characteristics exist utilizing a weighted average remaining maturity loss methodology. The ACL utilizes historical charge off rates that were internally calculated as well as peer charge off data. In many cases, the peer data, which showed higher loss rates, was utilized due to representing a better approximation of management’s estimate of the expected losses on the loan segments.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(1 – continued)

Loans and Allowance for Credit Losses - continued

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

The commercial real estate, single tenant net lease and multi-family ACL models are adjusted for forecasted changes in the Commercial Real Estate Price Index, which is a time series of commercial property values prepared by the Board of Governors of the Federal Reserve System, and the national unemployment rate, CPI and Real GDP.

SBA commercial real estate and SBA commercial business – The Company originates SBA commercial real estate loans and SBA commercial business loans under the SBA 7(a) program.  Guaranteed portions are generally sold to the secondary market.

The SBA commercial real estate ACL model is adjusted for forecasted changes in the Commercial Real Estate Price Index.  Both the SBA commercial real estate ACL model and the SBA commercial business model are adjusted for the national unemployment rate, CPI and Real GDP.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(1 – continued)

Loans and Allowance for Credit Losses – continued

The commercial business ACL model is adjusted for forecasted changes in the national unemployment level, CPI and Real GDP.

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

Allowance for Credit Losses – Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit.  The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives consistent with the Company’s ACL methodology for loans.

The allowance for unfunded commitments was $1.5 million as of September 30, 2024, and is included in the liabilities section on the consolidated balance sheet. The current adjustment to the ACL for unfunded commitments is recognized through the provision for unfunded lending commitments, a component of provision for credit losses, in the Consolidated Statement of Income.

Collateral Dependent Loans

Loans on nonaccrual status which management believes the likely source of repayment to be operation or sale of the collateral are considered collateral dependent.  Factors considered by management in determining collateral dependency include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Individually evaluated loans are measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(1 – continued)

Loans and Allowance for Credit Losses – continued

Prior to the Company’s adoption of ASU 2016-13, the previous incurred loss methodology was used to calculate the allowance for loan losses. The Company evaluated the allowance for loan losses on a quarterly basis based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may have affected the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Under the previous incurred loss methodology, the allowance consisted of specific and general components. The specific component related to loans that were individually evaluated for impairment. A specific reserve was established when the underlying discounted collateral value (or present value of estimated future cash flows) of the impaired loan was lower than the carrying value of that loan.  The general component covered loans not considered to be impaired.  Such loans were pooled by segment and losses were modeled using annualized historical loss experience adjusted for qualitative factors.

Financial Difficulty Modifications

Effective October 1, 2023, the Company prospectively adopted ASU 2022-02, which eliminated the accounting for troubled debt restructurings (“TDRs”) while establishing a new standard for the disclosure of modifications made to borrowers experiencing financial difficulties (Financial Difficulty Modifications, or “FDMs”).  Prior period data, which included TDRs, has not been adjusted.

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

Other Real Estate Owned

Other real estate owned includes formally foreclosed property, property obtained via a deed in lieu of foreclosure. At the time of acquisition, foreclosed real estate is recorded at its fair value, less estimated costs to sell, which becomes the property’s new cost basis. Any write-downs based on the property’s fair value at the date of acquisition are charged to the allowance for credit losses. After acquisition or the decision to classify property as held for sale, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value, less estimated costs to sell. Costs incurred in maintaining other real estate owned and subsequent impairment adjustments to the carrying amount of a property, if any, are included in noninterest expense.

Cash Surrender Value of Life Insurance

The Company has purchased life insurance policies on certain directors, officers and key employees to help offset costs associated with the Bank’s compensation and benefit programs. The Company is the owner and is a joint or sole beneficiary of the policies. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Income from the increase in cash surrender value of the policies and income from the recognition of death benefits is reported in noninterest income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(1 – continued)

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

Derivative Financial Instruments

Prior to the Company’s wind down of the national mortgage banking operation, the Company entered into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitment).  The period of time between issuance of a loan commitment and closing and sale of the loan generally ranged from 15 to 60 days.  The Company also entered into forward mortgage loan commitments to sell to various investors to protect itself against exposure to various factors and to reduce sensitivity to interest rate movements.  Both the interest rate lock commitments and the related forward mortgage loan sales contracts were considered derivatives and were recorded on the balance sheet at fair value in accordance with FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in mortgage banking income in the accompanying consolidated statements of income. All such derivatives were considered stand-alone derivatives and had not been formally designated as hedges by management. Due to the decision to wind down the national mortgage banking operation in the quarter ended December 31, 2023, the Company has had no interest rate lock commitments or forward loan commitments. Additionally, the Company had no interest rate lock commitments or forward loan commitments at September 30, 2024.

Benefit Plans

The Company provides a contributory defined contribution plan, which is available to all eligible employees. The Company also established a leveraged employee stock ownership plan (“ESOP”) on October 6, 2008 that includes substantially all employees. The Company accounts for the ESOP in accordance with FASB ASC 718-40, Employee Stock Ownership Plans. Dividends declared on allocated shares are recorded as a reduction of retained earnings and paid to the participants’ accounts or used for additional debt service on the ESOP loan. Dividends declared on unallocated shares are not considered dividends for financial reporting purposes and are used for additional debt service on the ESOP loan. As shares are committed to be released for allocation to participants’ accounts, compensation expense is recognized based on the average fair value of the shares and the shares become available for earnings per share calculations.

Stock Based Compensation

The Company has stock options and restricted stock awards outstanding under stock-based compensation plans, which are described in more detail in Note 13 – Benefit Plans. The plans have been accounted for under the accounting guidance (FASB ASC 718, Compensation – Stock Compensation) which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and stock or other stock based awards.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(1 – continued)

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the market value of the Company’s common stock at the date of grant is used for restrictive stock awards and stock grants.

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

Comprehensive Income (Loss)

Comprehensive income consists of reported net income and other comprehensive income. Other comprehensive income, recognized as a separate component of stockholders’ equity, includes the change in unrealized gains and losses on securities available for sale. Amounts reclassified out of unrealized gains or losses on securities available for sale included in accumulated other comprehensive income (loss) are included in the net gain on sales of available for sale securities or provision for credit losses on securities line item in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(1 – continued)

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

Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

On October 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments, which replaced the previously required incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans and held to maturity debt securities.  It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments).  In addition, ASC 326 made changes to the accounting for available for sale debt securities.  One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities that management does not intend to sell or believes that it is more likely than not they will be required to sell.  The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after October 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net of tax decrease to retained earnings of $2.5 million as of October 1, 2023 for the cumulative effect of adopting ASC 326.  As detailed in the following table, the transition adjustment included a $1.4 million increase to the allowance for credit losses (ACL), a $1.9 million increase in the ACL for unfunded commitments and a $859,000 increase in deferred tax assets.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(1 – continued)

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

SEPTEMBER 30, 2024, 2023 AND 2022

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

In March 2023, the FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which allows an entity to elect to use the proportional amortization method to account for qualifying equity investments in tax credit structures that meet specified criteria, without regard to the underlying tax credit program. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company invested in a partnership that generates low-income housing tax credits and has accounted for this under proportional amortization with investment amortization expense recorded as a component of income tax expense.  The Company’s early adoption of this ASU effective October 1, 2023 did not result in any one-time cumulative-effect adjustment to retained earnings, have a material impact on the Company’s consolidated financial position or results of operations, or impact prior periods.

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

SEPTEMBER 30, 2024, 2023 AND 2022

(2)         RESTRICTION ON CASH AND DUE FROM BANKS

The Company is required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but are interest-bearing. In March of 2020, the Federal Reserve Bank reduced the reserve requirement to zero. There were no required reserves for the years ended September 30, 2024 and 2023.

(3)         INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
(In thousands)	Cost	Gain	Losses	Losses	Value
September 30, 2024:
Debt securities available for sale:
U.S. Treasury notes	$30,031	$—	$2,620	$—	$27,411
Agency mortgage-backed	28,425	8	2,157	—	26,276
Agency CMO	15,700	—	774	—	14,926
Privately-issued CMO	295	2	16	21	260
Privately-issued ABS	301	12	—	—	313
SBA certificates	11,993	—	67	—	11,926
Municipal bonds	174,132	1,048	9,493	—	165,687
Other	2,000	—	120	—	1,880

Total debt securities available for sale	$262,877	$1,070	$15,247	$21	$248,679

Debt securities held to maturity:
Agency mortgage-backed	$29	$—	$—	$—	$29
Municipal bonds	1,011	12	—	—	1,023

Total debt securities held to maturity	$1,040	$12	$—	$—	$1,052

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

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

The amortized cost and fair value of available for sale and held to maturity debt securities as of September 30, 2024 by contractual maturity are shown below. Expected maturities of mortgage and other asset-backed securities may differ from contractual maturities because the mortgages and other assets underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due within one year	$2,851	$2,848	$—	$—
Due after one year through five years	8,349	8,287	175	175
Due after five years through ten years	43,771	40,850	836	848
Due after ten years	151,192	142,993	—	—
Agency CMO	15,700	14,926	—	—
Privately-issued CMO	295	260	—	—
Privately-issued ABS	301	313	—	—
SBA certificates	11,993	11,926	—	—
Agency mortgage-backed	28,425	26,276	29	29

Total securities available for sale	$262,877	$248,679	$1,040	$1,052

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(3 – continued)

Information pertaining to securities with gross unrealized losses at September 30, 2024 and 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses
September 30, 2024:
Debt securities available for sale:
Continuous loss position less than twelve months:

Agency CMO	1	$2,641	$15
SBA certificates	1	998	2
Municipal bonds	3	2,285	10

Total less than twelve months	5	5,924	27

Continuous loss position more than twelve months:

U.S. Treasury notes	6	27,411	2,620
Agency mortgage-backed	20	23,941	2,157
Agency CMO	15	12,285	759
Privately-issued CMO	3	241	16
Privately-issued ABS	1	117	—
SBA certificates	3	10,928	65
Municipal bonds	100	98,794	9,483
Other	1	1,880	120

Total more than twelve months	149	175,597	15,220

Total debt securities available for sale	154	$181,521	$15,247

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(3 – continued)

At September 30, 2024, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions, which consisted of U.S. Treasury notes, agency mortgage-backed securities, agency CMOs, privately-issued CMOs, privately-issued ABSs, SBA certificates, municipal bonds, and other securities represented 73% and 95% of total available for sale investments at September 30, 2024 and 2023, respectively. All of the municipal securities are issued by municipal governments and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(3 – continued)

At September 30, 2024, one privately-issued CMO was in a loss position and had depreciated approximately 6.3% from its carrying value. This security was collateralized by residential mortgage loans, had a total fair value of $240,000 and an unrealized loss of $16,000 at September 30, 2024. Based on the independent third party analysis of the expected cash flows, two securities had a credit loss totaling $21,000 that was recorded through provision for credit losses on securities during the year ended September 30, 2024.  An other-than temporary impairment charge of $28,000 was recognized during the year ended September 30, 2023, which was prior to the Company’s adoption of CECL. While the Company does not anticipate additional credit-related impairment losses at September 30, 2024, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require additional credit-related impairment charges.

The unrealized losses on U.S. Treasury bills and notes, agency mortgage-backed securities, agency CMOs, SBA certificates and municipal bonds relate principally to changes in current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of its amortized cost bases, which may be at maturity, the Company has not recorded an allowance for credit losses at September 30, 2024.

The following is a summary of the reported gross gains and losses on sales of available for sale securities and time deposits for the years ended September 30, 2024, 2023 and 2022:

(In thousands)	2024	2023	2022
Gross realized gains on sales	$—	$341	$488
Gross realized losses on sales	—	(892)	(12)
Net realized gain (loss) on sales of available for sale securities	$—	$(551)	$476

Certain available for sale debt securities were pledged to secure FHLB borrowings at September 30, 2024 and 2023, and may be pledged to secure federal funds borrowings (see Notes 9 and 10).

At September 30, 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S government and its agencies, with an aggregate book value greater than 10% of the Company’s consolidated stockholders’ equity.

The following tables provide information about the activity for available for sale debt securities for which an allowance for credit losses was recorded, by major security type for the year ended September 30, 2024.

	Allowance for Credit Losses
	Private	Other
(In thousands)	Label CMO	Investments	Total
Allowance for credit losses
Beginning of year	$—	$—	$—
Provision for credit loss expense	24	84	108
Reductions due to increases in
expected cash flows	(3)	(84)	(87)
Recoveries	—	—	—
Balance, end of year	$21	$—	$21

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(4)         LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans at September 30, 2024 and 2023 consisted of the following:

(In thousands)	2024	2023
Real estate mortgage:
Residential	$670,011	$528,410
Commercial	204,847	187,232
Single tenant net lease	750,642	757,388
SBA commercial (1)	55,557	47,078
Multifamily	37,763	34,892
Residential construction	53,237	24,924
Commercial construction	9,172	14,588
Land and land development	17,678	17,234
Commercial business	124,639	117,594
SBA commercial business (1)	18,342	16,939
Consumer	42,213	39,915
Total loans	1,984,101	1,786,194

Deferred loan origination fees and costs, net	1,045	949
Allowance for credit losses	(21,294)	(16,900)

Loans, net	$1,963,852	$1,770,243

(1)   Includes discounts on SBA loans of $3.2 million and $3.3 million at September 30, 2024 and 2023, respectively.

At September 30, 2024 and 2023, the net unamortized premium on loans acquired from other financial institutions was $244,000 and $253,000, respectively.

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

The following is a summary of activity for related party loans for the years ended September 30, 2024 and 2023:

(In thousands)	2024	2023
Beginning balance	$1,478	$7,656
New loans and advances	231	—
Repayments	(193)	(205)
Reclassifications due to officer and director changes	—	(5,973)

Ending balance	$1,516	$1,478

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at September 30, 2024 and 2023 were $523,000 and $755,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

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

The following table presents the balance in the allowance for credit losses by portfolio segment and based on impairment method as of September 30, 2023:

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Loans

September 30, 2023:	(In thousands)
Residential real estate	$74	$4,567	$4,641
Commercial real estate	2	1,775	1,777
Single tenant net lease	—	3,810	3,810
SBA commercial real estate	—	1,922	1,922
Multifamily	—	268	268
Residential construction	—	434	434
Commercial construction	—	282	282
Land and land development	—	307	307
Commercial business	111	1,603	1,714
SBA commercial business	187	1,060	1,247
Consumer	189	309	498
	$563	$16,337	$16,900

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(4 – continued)

The following table presents the activity in the allowance for credit losses by portfolio segment for the years ended September 30, 2024, 2023 and 2022:

	Beginning	Adoption of	Provisions			Ending
	Balance	ASC 326	(Credits)	Charge-Offs	Recoveries	Balance

	(In thousands)
2024:
Residential real estate	$4,641	$1,037	$1,908	$(168)	$67	$7,485
Commercial real estate	1,777	255	(288)	—	—	1,744
Single tenant net lease	3,810	222	6	—	—	4,038
SBA commercial real estate	1,922	511	662	(58)	63	3,100
Multifamily	268	(21)	94	—	—	341
Residential construction	434	(226)	197	—	—	405
Commercial construction	282	43	(160)	—	—	165
Land and land development	307	(74)	(29)	—	—	204
Commercial business	1,714	(495)	472	(34)	—	1,657
SBA commercial business	1,247	160	252	(172)	63	1,550
Consumer	498	17	378	(388)	100	605
	$16,900	$1,429	$3,492	$(820)	$293	$21,294

2023:
Residential real estate	$2,716	$—	$1,980	$(71)	$16	$4,641
Commercial real estate	1,590	—	187	—	—	1,777
Single tenant net lease	3,838	—	(28)	—	—	3,810
SBA commercial real estate	2,578	—	(302)	(357)	3	1,922
Multifamily	251	—	17	—	—	268
Residential construction	305	—	129	—	—	434
Commercial construction	107	—	175	—	—	282
Land and land development	212	—	95	—	—	307
Commercial business	1,193	—	452	—	69	1,714
SBA commercial business	2,122	—	(357)	(569)	51	1,247
Consumer	448	—	264	(250)	36	498
	$15,360	$—	$2,612	$(1,247)	$175	$16,900

2022:
Residential real estate	$1,438	$—	$1,287	$(23)	$14	$2,716
Commercial real estate	2,806	—	(1,216)	—	—	1,590
Single tenant net lease	2,422	—	1,416	—	—	3,838
SBA commercial real estate	3,475	—	(802)	(110)	15	2,578
Multifamily	518	—	(267)	—	—	251
Residential construction	191	—	114	—	—	305
Commercial construction	63	—	44	—	—	107
Land and land development	235	—	(23)	—	—	212
Commercial business	1,284	—	(119)	(91)	119	1,193
SBA commercial business	1,346	—	1,413	(698)	61	2,122
Consumer	523	—	61	(175)	39	448
	$14,301	$—	$1,908	$(1,097)	$248	$15,360

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(4 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2023, prior to the adoption of ASU 2016-13. Interest income recognized approximates cash paid for interest for the year ended September 30, 2023.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Balance	Balance	Allowance	Balance	Recognized

	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$1,989	$2,139	$—	$2,822	$52
Commercial real estate	551	627	—	886	23
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	7,415	9,397	—	7,484	—
Multifamily	318	362	—	371	15
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	870	972	—	925	37
SBA commercial business	684	1,799	—	839	—
Consumer	44	58	—	61	—

	$11,871	$15,354	$—	$13,388	$127

Loans with an allowance recorded:
Residential real estate	$1,323	$1,328	$74	$365	$—
Commercial real estate	317	317	2	63	—
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	—	—	—	1,146	—
Multifamily	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	1,076	1,165	111	296	—
SBA commercial business	438	637	187	1,049	—
Consumer	189	189	189	190	—

	$3,343	$3,636	$563	$3,109	$—

Total:

Residential real estate	$3,312	$3,467	$74	$3,187	$52
Commercial real estate	868	944	2	949	23
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	7,415	9,397	—	8,630	—
Multifamily	318	362	—	371	15
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	1,946	2,137	111	1,221	37
SBA commercial business	1,122	2,436	187	1,888	—
Consumer	233	247	189	251	—

	$15,214	$18,990	$563	$16,497	$127

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(4 – continued)

The following table presents impaired loans individually evaluated for impairment as of and for the year ended September 30, 2022, prior to the adoption of ASU 2016-13.  Interest income recognized approximates cash paid for interest for the year ended September 30, 2022.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(4 – continued)

The table below presents the amortized cost basis of loans on nonaccrual and loans past due 90 or more days and still accruing interest. Also presented is the balance of loans on nonaccrual status at September 30, 2024 for which there was no related allowance for credit losses.  The Company recognized no interest income related to nonaccrual loans for the year ended September 30, 2024

	At September 30, 2024			At September 30, 2023
		Nonaccrual	Loans 90+
	Total	Loans With No	Days	Total	Loans 90+ Days
	Nonaccrual	Allowance for	Past Due	Nonaccrual	Past Due
	Loans	Credit Losses	Still Accruing	Loans	Still Accruing

	(In thousands)
Residential real estate	$4,583	$3,479	$—	$2,426	$—
Commercial real estate	619	496	—	511	—
Single tenant net lease	—	—	—	—	—
SBA commercial real estate	8,159	5,648	—	7,415	—
Multifamily	263	263	—	318	—
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land and land development	—	—	—	—	—
Commercial business	1,335	382	—	1,946	—
SBA commercial business	1,858	257	—	1,099	—
Consumer	125	119	—	233	—

Total	$16,942	$10,644	$—	$13,948	$—

The following table presents the amortized cost basis of collateral dependent loans by collateral type, which are individually evaluated to determine expected credit losses.  Other collateral represents business assets including equipment, accounts receivable and other assets, except for the case of consumer loans, which are collateralized by consumer non-real estate assets:

	September 30, 2024
	Real Estate	Other	Total

	(In thousands)
Residential real estate	$4,583	$—	$4,583
Commercial real estate	619	—	619
SBA commercial real estate	8,159	—	8,159
Multifamily	263	—	263
Commercial business	—	1,335	1,335
SBA commercial business	—	1,858	1,858
Consumer	—	125	125

	$13,624	$3,318	$16,942

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(4 – continued)

The following table presents the aging of the recorded investment in past due loans at September 30, 2024:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
Residential real estate	$2,490	$804	$2,053	$5,347	$664,664	$670,011
Commercial real estate	94	190	496	780	204,067	204,847
Single tenant net lease	—	—	—	—	750,642	750,642
SBA commercial real estate	257	466	4,252	4,975	50,582	55,557
Multifamily	—	—	—	—	37,763	37,763
Residential construction	—	—	—	—	53,237	53,237
Commercial construction	—	—	—	—	9,172	9,172
Land and land development	—	—	—	—	17,678	17,678
Commercial business	23	1	33	57	124,582	124,639
SBA commercial business	61	105	436	602	17,740	18,342
Consumer	165	—	32	197	42,016	42,213

Total	$3,090	$1,566	$7,302	$11,958	$1,972,143	$1,984,101

The following table presents the aging of the recorded investment in past due loans at September 30, 2023:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$2,715	$132	$1,818	$4,665	$523,745	$528,410
Commercial real estate	23	62	—	85	187,147	187,232
Single tenant net lease	—	—	—	—	757,388	757,388
SBA commercial real estate	764	—	3,877	4,641	42,437	47,078
Multifamily	—	—	—	—	34,892	34,892
Residential construction	—	—	—	—	24,924	24,924
Commercial construction	—	—	—	—	14,588	14,588
Land and land development	40	—	—	40	17,194	17,234
Commercial business	112	—	86	198	117,396	117,594
SBA commercial business	130	—	682	812	16,127	16,939
Consumer	137	5	36	178	39,737	39,915

Total	$3,921	$199	$6,499	$10,619	$1,775,575	$1,786,194

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(4 – continued)

The following tables outline, as of September 30, 2024, the amount of each loan and lease classification and the amount categorized into each risk rating based on fiscal year of origination as well as current period gross charge-offs:

	Loans Amortized Cost Basis by Origination Fiscal Year Ended September 30,
								Revolving
								Loans
							Revolving	Converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total

Residential real estate
Pass	$62,304	$39,024	$46,036	$18,129	$11,293	$53,407	$436,235	$—	$666,428
Special mention	—	—	—	—	—	—	—	—	—
Substandard	734	910	273	348	—	601	700	—	3,566
Doubtful	—	—	—	—	—	17	—	—	17
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	63,038	39,934	46,309	18,477	11,293	54,025	436,935	—	670,011
YTD gross charge-offs	36	—	—	1	—	6	125	—	168

Commercial real estate
Pass	21,380	41,689	62,181	21,295	7,727	49,425	—	—	$203,697
Special mention	150	—	—	—	—	—	—	—	150
Substandard	—	619	190	—	22	169	—	—	1,000
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	21,530	42,308	62,371	21,295	7,749	49,594	—	—	204,847
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Single tenant net lease commercial real estate
Pass	34,819	148,265	273,898	71,361	97,182	125,117	—	—	750,642
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single tenant net lease	34,819	148,265	273,898	71,361	97,182	125,117	—	—	750,642
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

SBA commercial real estate
Pass	9,623	8,543	8,913	6,280	6,843	5,672	98	—	45,972
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	162	143	1,766	7,514	—	—	9,585
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total SBA commercial real estate	9,623	8,543	9,075	6,423	8,609	13,186	98	—	55,557
YTD gross charge-offs	—	—	—	—	10	48	—	—	58

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(4 – continued)

	Loans Amortized Cost Basis by Origination Fiscal Year Ended September 30,
								Revolving
								Loans
							Revolving	Converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total

Multifamily real estate
Pass	4,995	2,562	11,090	5,207	10,435	3,211	—	—	37,500
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	263	—	—	263
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily real estate	4,995	2,562	11,090	5,207	10,435	3,474	—	—	37,763
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential construction
Pass	10,244	30,903	12,090	—	—	—	—	—	53,237
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential construction	10,244	30,903	12,090	—	—	—	—	—	53,237
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial construction
Pass	335	4,441	4,396	—	—	—	—	—	9,172
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	335	4,441	4,396	—	—	—	—	—	9,172
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Land and land development
Pass	1,538	9,072	4,994	892	313	869	—	—	17,678
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total land and land development	1,538	9,072	4,994	892	313	869	—	—	17,678
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(4 – continued)

	Loans Amortized Cost Basis by Origination Fiscal Year Ended September 30,
								Revolving
								Loans
							Revolving	Converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total

Commercial business
Pass	39,647	44,764	22,928	10,286	657	4,978	—	—	123,260
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	896	148	44	4	287	—	—	1,379
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial business	39,647	45,660	23,076	10,330	661	5,265	—	—	124,639
YTD gross charge-offs	—	—	—	32	—	2	—	—	34

SBA commercial business
Pass	4,919	2,513	678	665	3,700	2,376	696	—	15,547
Special mention	—	—	—	—	—	—	—	—	—
Substandard	835	—	—	54	189	1,717	—	—	2,795
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total SBA commercial business	5,754	2,513	678	719	3,889	4,093	696	—	18,342
YTD gross charge-offs	—	—	—	5	5	162	—	—	172

Consumer
Pass	4,508	3,562	2,848	361	152	30	30,627	—	42,088
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	6	—	—	—	119	—	125
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	4,508	3,562	2,854	361	152	30	30,746	—	42,213
YTD gross charge-offs	—	6	—	1	—	—	381	—	388

Total loans
Pass	194,312	335,338	450,052	134,476	138,302	245,085	467,656	—	1,965,221
Special mention	150	—	—	—	—	—	—	—	150
Substandard	1,569	2,425	779	589	1,981	10,551	819	—	18,713
Doubtful	—	—	—	—	—	17	—	—	17
Loss	—	—	—	—	—	—	—	—	—
Total loans	196,031	337,763	450,831	135,065	140,283	255,653	468,475	—	1,984,101
YTD gross charge-offs	36	6	—	39	15	218	506	—	820

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(4 – continued)

The following table presents the recorded investment in loans by risk category as of September 30, 2023:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

September 30, 2023:	(In thousands)
Residential real estate	$525,735	$—	$2,653	$22	$—	$528,410
Commercial real estate	186,520	—	712	—	—	187,232
Single tenant net lease	757,388	—	—	—	—	757,388
SBA commercial real estate	39,092	278	6,083	1,625	—	47,078
Multifamily	34,574	—	318	—	—	34,892
Residential construction	24,924	—	—	—	—	24,924
Commercial construction	14,588	—	—	—	—	14,588
Land and land development	17,234	—	—	—	—	17,234
Commercial business	115,647	40	1,907	—	—	117,594
SBA commercial business	14,572	—	2,327	40	—	16,939
Consumer	39,871	—	44	—	—	39,915

Total	$1,770,145	$318	$14,044	$1,687	$—	$1,786,194

Financial Difficulty Modifications

Effective October 1, 2023, the Company prospectively adopted ASU 2022-02, which eliminated the accounting for TDRs while establishing a new standard for the treatment of modifications made to borrowers experiencing financial difficulties (Financial Difficulty Modifications, or “FDMs”).  Prior period data, which included TDRs, has not been adjusted.

An FDM may result when a borrower is in financial distress and may be in the form of principal forgiveness, an interest rate reduction, a term extension or an other than insignificant payment delay. In some cases, the Company may provide multiple types of modifications for a single loan.  One type of modification, such as payment delay, may be granted initially.  However, if the borrower continues to experience financial difficulty, another modification, such as term extension and/or interest rate reduction may be granted.  Additionally, modifications with a term extension or interest rate reduction are intended to reduce the borrower’s monthly payment, while modifications with a payment delay, which typically allow borrowers to make monthly payments or interest only payments for a period of time, are structured to cure the payment defaults by making delinquent payments due at maturity.

There were no new FDMs made or modifications of existing FDMs during the year ended September 30, 2024.

The following table summarizes information regarding TDRs that were restructured during the year ended September 30, 2023:

		Pre-	Post-
		Modification	Modification
	Number of	Principal	Principal
	Loans	Balance	Balance

	(Dollars in thousands)
September 30, 2023:
Residential real estate	1	$31	$31

Total	1	$31	$31

At September 30, 2023, the Company had no commitments to lend to customers with outstanding loans classified as TDRs.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(4 – continued)

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate, extension of the maturity date, deferral of the contractual principal and interest payments, and the renewal of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

There were principal charge-offs totaling $6,000 recorded as a result of TDRs during the year ended September 30, 2023. There were no principal charge-offs recorded as a result of TDRs during the year ended September 30, 2022.  Provisions for loan losses related to TDRs totaled $122,000 and $161,000 for the years ended September 30, 2023 and 2022, respectively. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

During the years ended September 30, 2023 and 2022, the Company did not have any TDRs that were modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due or in the process of foreclosure).

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

Key assumptions used to estimate the fair value of the SBA loan servicing rights at September 30, 2024 and 2023 were as follows:

	Range of Assumption (Weighted Average)
Assumption	2024	2023
Discount rate	7.57% to 25.00% (11.75%)	10.25% to 25.00% (13.79%)
Prepayment rate	9.67% to 29.11% (19.06%)	8.60% to 32.85% (16.91%)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(4 – continued)

The unpaid principal balance of SBA loans serviced for others was $194.4 million, $209.6 million and $238.9 million at September 30, 2024, 2023 and 2022, respectively.  An analysis of loan servicing fees on SBA loans for the years ended September 30, 2024, 2023 and 2022 is as follows:

(In thousands)	2024	2023	2022

Late fees and ancillary fees earned	$3	$69	$93
Net servicing income	1,824	2,114	2,425
SBA net servicing fees	$1,827	$2,183	$2,518

Contractually specified late fees and ancillary fees earned on SBA loans are included in interest income on loans in the consolidated statements of income.  Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans are included in other noninterest income in the consolidated statements of income. Also included in noninterest income are amortization and direct write offs of the SBA loan servicing rights.

An analysis of SBA loan servicing rights for the years ended September 30, 2024, 2023 and 2022 is as follows:

(In thousands)	2024	2023	2022

Balance as of October 1	$2,950	$3,790	$4,447
Servicing rights capitalized	883	768	846
Amortization	(555)	(728)	(1,287)
Direct write-offs	(646)	(999)	(43)
Change in valuation allowance	55	119	(173)
Balance as of September 30	$2,687	$2,950	$3,790

An analysis of the valuation allowance related to SBA loan servicing rights for the years ended September 30, 2024, 2023 and 2022 is as follows:

(In thousands)	2024	2023	2022
Balance as of October 1	$60	$179	$6
Additions (reductions) charged to earnings	591	880	215
Write-downs charged against allowance	(646)	(999)	(42)
Balance as of September 30	$5	$60	$179

Mortgage Servicing Rights (“MSRs”)

Prior to the winddown of the Company’s national mortgage banking operation, the Company originated residential mortgage loans for sale in the secondary market and retained servicing for certain of these loans when they were sold.  MSRs retained for originated loans that have been sold are accounted for at fair value.  The fair value of MSRs are determined using the present value of estimated expected net servicing income using assumptions about expected mortgage loan prepayment rates, discount rate, servicing costs, and other economic factors, which are determined based on current market conditions.  Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future.  Changes in fair value of MSRs are recorded in mortgage banking income in the accompanying consolidated statements of income.  MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in the credit quality of the underlying portfolio.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(4 – continued)

At September 30, 2023, the Company had entered into a letter of intent to sell substantially all of the Company’s residential MSRs, which closed on November 30, 2023.  Additionally, the Company sold the remaining residential MSRs during the quarter ended March 31, 2024.  Due to the pending residential MSR sales, a valuation model was not used to calculate the fair value of residential MSRs at September 30, 2023.  The fair value was estimated using known information, including the anticipated sale prices, estimated expenses, and contingencies related to the pending residential MSR sales, which represent Level 3 fair value inputs.  Prior to September 30, 2023, a valuation model employed by an independent third party calculates the present value of future cash flows and is used to value the MSRs on a monthly basis.  Management periodically compared the valuation model inputs and results to published industry data in order to validate the model results and assumptions.  Key assumptions, which represent Level 3 fair value inputs, used to estimate the fair value of the MSRs at September 30, 2023 were as follows:

Range of Assumption (Weighted Average)
Assumption	2023
Discount rate	9.44% to 14.50% (9.51%)
Prepayment rate	5.00% to 85.82% (6.82%)

The unpaid principal balance of residential mortgage loans serviced for others was $4.77 billion at September 30, 2023.  There was no unpaid principal balance of residential mortgage loans serviced for others at September 30, 2024 due to the sale of all of the Company’s residential MSRs during the year ended September 30, 2024, which also resulted in the elimination of custodial escrow balances.  Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $47.9 million at September 30, 2023.  Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees of $1.5 million, $9.5 million and $9.0 million are included in mortgage banking income in the consolidated statements of income for the years ended September 30, 2024, 2023 and 2022, respectively.

Changes in the carrying value of MSRs accounted for at fair value for the years ended September 30, 2024, 2023 and 2022 were as follows:

(In thousands)	2024	2023	2022

Fair value as of October 1	$59,768	$63,263	$49,579
Servicing rights capitalized	509	2,354	11,161
Changes in fair value related to:
Loan repayments	(672)	(4,237)	(7,539)
Sales	(59,464)	—	—
Loss on sale of MSR	(4)	—	—
Changes in valuation model inputs or assumptions	(137)	(1,612)	10,062
Fair value as of September 30	$—	$59,768	$63,263

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(4 – continued)

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

The unpaid principal balance of nonresidential mortgage loans serviced for others was $35.0 million and $40.4 million at September 30, 2024 and 2023, respectively.  Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $8,000, $93,000 and $92,000 for the years ended September 30, 2024, 2023 and 2022, respectively.  Contractually specified servicing fees on nonresidential mortgage loans serviced for others are included in other noninterest income in the consolidated statements of income.

An analysis of nonresidential MSRs for the years ended September 30, 2024, 2023 and 2022 is as follows:

(In thousands)	2024	2023	2022

Balance, beginning of year	$101	$141	$—
Servicing rights capitalized	—	—	160
Amortization	(23)	(40)	(19)
Direct write-offs	(11)	—	—
Changes in valuation allowance	—	—	—
Balance, end of year	$67	101	$141

There was no valuation allowance related to nonresidential MSRs at September 30, 2024 and 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(5)         PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at September 30, 2024 and 2023:

(In thousands)	2024	2023
Land and land improvements	$5,655	$5,375
Office buildings	25,425	25,337
Leasehold improvements	66	66
Furniture, fixtures and equipment	9,883	10,442
Construction in progress	911	671
	$41,940	$41,891
Less: accumulated depreciation	(15,478)	(14,030)

Totals	$26,462	$27,861

Depreciation expense recognized for premises and equipment for the years ended September 30, 2024, 2023 and 2022 is as follows:

(In thousands)	2024	2023	2022
Depreciation expense	$2,049	$2,108	$2,125

(6)         OTHER REAL ESTATE OWNED

Other real estate owned (“OREO”) asset activity was as follows for the years ended September 30, 2024, 2023 and 2022:

(In thousands)	2024	2023	2022
Balance as of October 1	$677	$203	$1,728
Transfers from loans to other real estate owned	—	474	—
Transfers from OREO to premises and equipment	—	—	(721)
Sales	(30)	—	(804)
Balance as of September 30	$647	$677	$203

At September 30, 2024 and 2023, OREO did not include any residential real estate properties where physical possession has been obtained. The recorded investment in consumer mortgage loans secured by residential real estate properties where formal foreclosure proceedings are in process at September 30, 2024 and 2023 was $853,000 and $539,000, respectively.

Net (gain) loss on OREO for the years ended September 30, 2024, 2023 and 2022 was as follows:

(In thousands)	2024	2023	2022
Net (gain)/loss on sales	$(5)	$—	$115
Operating expenses, net of rental income	17	4	—
	$12	$4	$115

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(7)         GOODWILL AND OTHER INTANGIBLES

Goodwill and the core deposit intangibles acquired in the acquisitions of Community First Bank (“Community First”) on September 30, 2009, the First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”) branches on July 6, 2012, and Dearmin Bancorp, Inc. (“Dearmin”) and its majority owned subsidiary, The First National Bank of Odon (“FNBO”), on February 9, 2018, are evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill or the core deposit intangibles was recognized during 2024, 2023, or 2022.

The changes in the carrying amount of goodwill for the years ended September 30, 2024, 2023 and 2022 are summarized as follows:

(In thousands)	2024	2023	2022
Beginning balance	$9,848	$9,848	$9,848
Impairment	—	—	—
Ending balance	$9,848	$9,848	$9,848

The following is a summary of other intangible assets subject to amortization:

(In thousands)	2024	2023
Core deposit intangible acquired in Community First acquisition	$2,741	$2,741
Core deposit intangible acquired in First Federal branch acquisition	566	566
Core deposit intangible acquired in Dearmin/FNBO acquisition	1,487	1,487
Less accumulated amortization	(4,396)	(4,233)
Ending balance	$398	$561

Amortization expense on intangibles for the years ended September 30, 2024, 2023 and 2022 is summarized as follows:

(In thousands)	2024	2023	2022
Amortization expense	$163	$214	$214

Estimated amortization expense for the core deposit intangibles for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)
2025	$163
2026	163
2027	72
Total	$398

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(8)          DEPOSITS

Deposits at September 30, 2024 and 2023 consisted of the following:

(In thousands)	2024	2023

Noninterest-bearing demand deposits	$191,528	$242,237
NOW accounts	332,388	336,446
Money market accounts	393,214	323,739
Savings accounts	150,913	170,073
Retail time deposits	303,681	170,980
Brokered certificates of deposit	509,157	438,319

Total	$1,880,881	$1,681,794

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was $133.2 million and $57.8 million at September 30, 2024 and 2023, respectively.

At September 30, 2024, scheduled maturities of time deposits were as follows:

Years ending September 30:	(In thousands)
2025	$780,599
2026	18,806
2027	4,820
2028	3,094
2029	5,519
Total	$812,838

The Bank held deposits for related parties of $6.7 million and $5.3 million at September 30, 2024 and 2023, respectively.

(9)         FEDERAL FUNDS PURCHASED

The Bank has entered into a federal funds purchased line of credit facility with another financial institution that established a line of credit not to exceed the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves. Availability under the line of credit is subject to continued borrower eligibility and expires on June 30, 2025 unless it is extended. The line of credit is intended to support short-term liquidity needs, and the agreement states that the Bank may borrow under the facility for up to seven consecutive days without pledging collateral to secure the borrowing. At September 30, 2024 and 2023, the Bank had no outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed $22 million. The line of credit is intended to support short-term liquidity needs. At September 30, 2024 and 2023, the Bank had no outstanding federal funds purchased under the facility.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(9 – continued)

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed $15 million. The line of credit is intended to support short-term liquidity needs. At September 30, 2024 and 2023, the Bank had no outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed the lesser of $5 million or 50% of the Bank’s equity capital. The line of credit is intended to support short-term liquidity needs. At September 30, 2024 and 2023, the Bank had no outstanding federal funds purchased under the facility.

(10)       BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2024 and 2023 borrowings from the FHLB were as follows:

	2024		2023
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advances maturing in:
2024	—%	$—	5.51%	$40,000
2025	4.74	60,000	1.51	10,000
2026	1.13	20,000	1.13	20,000
2027	—	—	—	—
2028	—	—	—	—
2029 and beyond	2.88	215,000	2.63	285,000

Total advances		295,000		355,000

Line of credit balance	5.68	6,640	5.66	8,183

Total borrowings from FHLB		$301,640		$363,183

The Bank entered into an Advances, Pledge and Security Agreement with the FHLB, allowing the Bank to initiate advances from the FHLB. The advances are secured under a blanket collateral agreement. At September 30, 2024, the eligible blanket collateral included residential mortgage loans with a carrying value of $192.9 million, commercial real estate loans with a carrying value of $808.6 million and home equity lines of credit loans with a carrying value of $411.0 million. Pledged available for sale securities had a fair value of $116.9 million at September 30, 2024.

On January 21, 2022, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $25.0 million secured under the blanket collateral agreement. This agreement expires on January 23, 2025. At September 30, 2024, there was $6.6 million outstanding under this agreement.

On June 19, 2014, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $3.3 million secured under the blanket collateral agreement. The agreement had an initial expiration date of July 1, 2015 and is automatically extended for one additional year for successive one-year periods, not to extend beyond July 3, 2034.  At September 30, 2024, the maximum amount available under the letter of credit was $1.3 million, and there was no outstanding balance under this agreement.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(11)       OTHER BORROWINGS

On September 20, 2018, the Company entered into a subordinated note purchase agreement in the principal amount of $20 million. The subordinated note initially bore a fixed interest rate of 6.02% per year through September 30, 2023. Beginning October 1, 2023, the note bears a floating rate, reset quarterly, equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus 310 basis points.  All interest is payable quarterly and the subordinated note is scheduled to mature on September 30, 2028.  The subordinated note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after September 30, 2023. The debt issuance costs were amortized over five years, which represents the period from issuance to the first redemption date of September 30, 2023. The Company elected not to repay the subordinated note on the first optional redemption date of September 30, 2023, but has the right to repay the note without penalty upon providing adequate notice to the investors. The subordinated note is intended to qualify as Tier 2 capital for the Company under regulatory guidelines.  However, following September 30, 2023, 20% of the remaining debt outstanding under this subordinated note agreement is disallowed from Tier 2 capital each year until maturity on September 30, 2028. The principal due on this subordinated note was $20 million at September 30, 2024.

On March 18, 2022, the Company entered into subordinated note purchase agreements in the aggregate principal amount of $31 million.  The subordinated notes initially bear a fixed interest rate of 4.50% per year through March 30, 2027, and thereafter a floating rate, reset quarterly, equal to the three-month SOFR rate plus 276 basis points.  All interest is payable semi-annually and the subordinated notes are scheduled to mature on March 30, 2032.  The subordinated notes are unsecured subordinated obligations of the Company and may be repaid in whole or in part, without penalty, on or after March 30, 2027.  The subordinated notes are intended to qualify as Tier 2 capital for the Company under regulatory guidelines.  The subordinated notes are presented net of unamortized debt issuance costs of $397,000 and $556,000 at September 30, 2024 and September 30, 2023, respectively, in the accompanying consolidated balance sheet.  The debt issuance costs are being amortized over five years, which represents the period from issuance to the first redemption date of March 30, 2027. During 2023, the Company repurchased $2.0 million of this subordinated note from an investor and recognized a pretax gain of $660,000 from the transaction. The remaining principal due on these subordinated notes was $29 million at September 30, 2024.

(12)       DEFERRED COMPENSATION PLANS

The Company has a directors’ deferred compensation plan whereby a director, at his or her election on an annual basis, may defer all or a portion of the director fees into an account with the Company. The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%. The deferral period extends until separation from service by the director. The benefits under the plan are payable in a lump sum or in monthly installments over a period of up to ten years following the separation from service; however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death. The balance of the accrued benefit for the director plan, included in accrued expenses and other liabilities on the consolidated balance sheets, was $1.7 million and $1.6 million at September 30, 2024 and 2023, respectively.

Deferred directors’ fees expense, included in other operating expenses on the consolidated statements of income, for the years ended September 30, 2024, 2023 and 2022 were as follows:

(In thousands)	2024	2023	2022
Deferred directors’ fee expense	$229	$241	$202

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(13)       BENEFIT PLANS

Defined Contribution Plan:

The Company has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k).

Company contributions to the plan for the years ended September 30, 2024, 2023 and 2022 were as follows:

(In thousands)	2024	2023	2022
Company contributions to the plan	$1,016	$1,216	$1,366

Employee Stock Ownership Plan (ESOP):

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

There was no compensation expense recognized related to the Employee Stock Ownership Plan for the years ended September 30, 2024, 2023 and 2022.

The employer loan was fully repaid in December 2015 and all shares of Company stock were allocated to participant accounts as of September 30, 2016.  The ESOP trust held 262,176 and 293,695 shares of Company common stock allocated to participant accounts at September 30, 2024 and 2023, respectively. The aggregate fair value of shares allocated to ESOP participants was $6.2 million and $4.3 million at September 30, 2024 and 2023, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(14)       STOCK-BASED COMPENSATION PLANS

The Company maintains three equity incentive plans under which stock options and restricted stock have or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”) approved by the Company’s shareholders in February 2010, the 2016 Equity Incentive Plan (“2016 Plan”) approved by the Company’s shareholders in February 2016 and the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021.  The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan may not exceed 356,058 shares, consisting of 267,043 stock options and 89,015 shares of restricted stock. At September 30, 2024, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan.  At September 30, 2024, 4,560 shares of the Company’s common stock were available for issuance under the 2016 Plan, including 1,500 shares available for restricted stock and 3,060 shares available for stock options. At September 30, 2024, 17,100 shares of the Company’s common stock were available for issuance under the 2021 Plan, including 4,590 shares available for restricted stock and 12,510 shares available for stock options. In November 2023, the Company granted 62,983 stock options and 19,475 restricted shares to directors, officers and key employees which will vest over a one-year or five-year period. The Company generally issues new shares under the 2016 Plan and 2021 Plan from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

Stock based compensation expense related to stock options and restricted stock for the years ended September 30, 2024, 2023 and 2022 is as follows:

(In thousands)	2024	2023	2022
Stock option expense	$309	$302	$296
Restricted stock expense	390	396	391

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(14 – continued)

The fair value of options granted during the year ended September 30, 2024 was determined using the following assumptions:

Expected dividend yield	3.74%
Risk-free interest rate	4.44%
Expected volatility	28.4%
Expected life of options	6.9 years
Weighted average fair value at grant date	$3.55

The fair value of options granted during the year ended September 30, 2023 was determined using the following assumptions:

Expected dividend yield	2.93%
Risk-free interest rate	3.94%
Expected volatility	27.7%
Expected life of options	6.8 years
Weighted average fair value at grant date	$5.71

The fair value of options granted during the year ended September 30, 2022 was determined using the following assumptions:

Expected dividend yield	2.32%
Risk-free interest rate	1.55%
Expected volatility	27.0%
Expected life of options	7.1 years
Weighted average fair value at grant date	$7.03

A summary of stock option activity as of September 30, 2024, and changes during the year then ended is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at beginning of year	408,669	$20.79
Granted	62,983	15.10
Exercised	(6,405)	17.16
Forfeited or expired	(5,700)	18.17
Outstanding at end of year	459,547	$20.09	4.6	$1,538,000
Vested and expected to vest	459,547	$20.09	4.6	$1,538,000
Exercisable at end of year	264,684	$19.04	4.3	$1,438,000

The intrinsic value of stock options exercised during the years ended September 30, 2024, 2023 and 2022 was $18,000, $5,000 and $31,000, respectively. At September 30, 2024, there was $709,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 2.87 years. Cash received from the exercise of stock options was $94,000 and $16,000 for the years ended September 30, 2024 and 2023, respectively. There was no cash received from the exercise of stock options for the year ended September 30, 2022. The tax benefit from the exercise of stock options was $4,000, $1,000 and $8,000 for the years ended September 30, 2024, 2023 and 2022, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(14 – continued)

Restricted Stock:

The vesting period of restricted stock granted under the plans is generally one or five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period.

A summary of the Company’s nonvested restricted shares activity as of September 30, 2024 and changes during the year then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2023	54,916	$24.73
Granted	19,475	15.10
Vested	(16,158)	24.23
Forfeited	(800)	22.49
Nonvested at September 30, 2024	57,433	$21.64

There were 16,158, 16,408 and 12,225 restricted shares vested during the years ended September 30, 2024, 2023 and 2022, respectively. The total fair value of restricted shares that vested during the years ended September 30, 2024, 2023 and 2022 was $244,000, $369,000 and $327,000, respectively. At September 30, 2024, there was $901,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 2.90 years.

(15)       INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns. The components of consolidated income tax expense were as follows for the years ended September 30, 2024, 2023 and 2022:

(In thousands)	2024	2023	2022

Current	$17,073	$726	$256
Valuation allowance	86	109	(78)
Deferred	(16,141)	(825)	1,745
Income tax expense	$1,018	$10	$1,923

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(15 – continued)

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended September 30, 2024, 2023 and 2022 follows:

(In thousands)	2024	2023	2022

Provision at federal statutory rate	$3,068	$1,718	$3,635
State income tax-net of federal tax benefit	118	119	160
Tax-exempt interest income	(1,459)	(1,684)	(1,314)
Bank owned life insurance	(289)	(227)	(209)
Captive insurance net premiums	—	83	(375)
Increase (decrease) in federal deferred tax valuation allowance	86	109	(78)
Nondeductible expenses	107	179	99
Tax credits	(536)	(352)	—
Other	(77)	65	5
Income tax expense	$1,018	$10	$1,923

Significant components of deferred tax assets and liabilities at September 30, 2024 and 2023 are as follows:

(In thousands)	2024	2023

Deferred tax assets:
Allowance for credit losses - loans	$5,191	$4,150
Allowance for credit losses - unfunded commitments	370	—
Operating lease liability	1,007	1,068
Deferred compensation plans	398	386
Equity incentive plans	135	127
Other-than-temporary impairment loss on available for sale securities	12	15
Interest on nonaccrual loans	382	253
Loss on tax credit investments	314	244
Unrealized loss on securities available for sale	2,982	7,882
Tax credit carryforwards	—	2,407
Capital loss carryforwards	1,765	1,679
Mark to market adjustments	587	350
Accrued expenses	493	1,025
Other	825	952
Gross deferred tax assets	14,461	20,538
Valuation allowance	(1,765)	(1,679)
Net deferred tax assets	12,696	18,859

Deferred tax liabilities:
Accumulated depreciation	(2,052)	(2,269)
Operating lease right of use asset	(957)	(1,027)
Installment sale	(331)	(349)
Acquisition purchase accounting adjustments	(1,039)	(1,173)
Servicing assets	(101)	(14,775)
FHLB stock dividends	(72)	(72)
Prepaid expenses	(248)	(419)
Deferred loan fees and costs, net	(285)	(215)
Other	(177)	(274)
Deferred tax liabilities	(5,262)	(20,573)

Net deferred tax asset (liability)	$7,434	$(1,714)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(15 – continued)

Net deferred tax assets are included in other assets on the consolidated balance sheets. Income taxes payable are included in accrued expenses and other liabilities on the consolidated balance sheets.

At September 30, 2023, the Company had tax credit carryforwards of $2.4 million, which included federal tax credit carryforwards of $2.3 million and state tax credit carryforwards of $60,000. All tax credit carryforwards were fully utilized in 2024.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at September 30, 2024 and 2023, except for a valuation allowance of $1.8 million and $1.7 million, respectively, on the net deferred tax asset related to capital losses generated. In assessing the need for a valuation allowance for the deferred tax assets for the capital loss carryforward, the Company considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets related to these carryforwards. The Company may not be able to generate capital gains in the future to be able to utilize the capital losses. Therefore, the Company’s assessment of the deferred tax asset warrants the need for a valuation allowance.

At September 30, 2024 and 2023, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal and Indiana state income tax returns and the Bank files returns in additional states due to various nexus creating activities in these jurisdictions. Returns filed in these jurisdictions for tax years ending on or after September 30, 2021, are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank at September 30, 2024 and 2023 include approximately $4.6 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of September 30, 1988 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on these amounts was approximately $957,000 at September 30, 2024 and 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(15 – continued)

The Company is a limited partner in a low-income housing partnership whose purpose is to invest in qualified affordable housing, which serves as an economical means of achieving the Company’s Community Reinvestment Act goals.  This investment generates federal income tax credits that exceed the amortization expense associated with the investment, resulting in a positive impact on net income, and the Company expects to recover its remaining investment through utilization of the tax credits. Effective October 1, 2023, the Company early adopted ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.”

The Company’s investment in the tax credit partnership, net of amortization, totaled $12.1 million and $12.3 million at September 30, 2024 and 2023, respectively, and is included in other assets on the consolidated balance sheets. At September 30, 2024, the Company’s expected payments for unfunded contribution obligations related to the investment are included in accrued expenses and other liabilities in the consolidated balance sheets and were as follows:

Years ending September 30:	(in thousands)
2025	$3,292
2026	1,457
2027	3,858
2028	173
2029	173
Thereafter	673
Total	$9,626

The amount of income tax credits and other income tax benefits recognized was $131,000 for the year ended September 30, 2024. The investment amortization expense recognized was $105,000 for the year ended September 30, 2024.  There were no income tax credits, other income tax benefits, or investment amortization expense recognized for the years ended September 30, 2023 and 2022.  The income tax credits, other income tax benefits, and investment amortization expense recognized were included in income tax expense on the consolidated statements of income and in net income on the consolidated statements of cash flows.  There were no non-income tax related activities or other returns received that were recognized outside of income tax expense on the consolidated statements of income and in net income on the consolidated statements of cash flows. There were no significant modifications or events that resulted in a change in the nature of the investment or change in the relationship with the underlying projects and there were no impairment losses recognized resulting from the forfeiture or ineligibility of income tax credits or other circumstances.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

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

Pursuant to FASB ASC 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right of use (“ROU”) asset and a corresponding lease liability.  All of the Company’s leases are classified as operating leases.  The Company has adopted all applicable practical expedients permitted under the standard, including the option to expense short-term leases with a term of one year or less.

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheets and was $3.9 million and $4.2 million at September 30, 2024 and 2023, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received.  The Company recorded a lease liability in other liabilities on the consolidated balance sheets, which had a balance of $4.1 million and $4.4 million at September 30, 2024 and 2023, respectively.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.  Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more.  The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property.  If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.  The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants. At September 30, 2024, the Company had not entered into any leases that had yet to commence that conveyed the right to control the use of the property to the Company.

Lease expense is included in occupancy and equipment expense on the consolidated statements of income, and was $463,000, $825,000 and $1.1 million for the years ended September 30, 2024, 2023 and 2022, respectively.  The components of lease expense for the years ended September 30, 2024, 2023 and 2022 were as follows:

(In thousands)	2024	2023	2022

Operating lease cost	$353	$552	$621
Short-term lease cost	110	273	501
	$463	$825	$1,122

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(16 – continued)

Future minimum commitments due under these lease agreements as of September 30, 2024 are as follows, including renewal options that are reasonably certain to be exercised:

Years ending September 30:	(In thousands)
2025	$291
2026	249
2027	211
2028	212
2029	220
Thereafter	4,559
Total lease payments	5,742
Less imputed interest	(1,609)
Total	$4,133

The lease term and discount rate at September 30, 2024 and 2023 were as follows:

	2024	2023
Weighted-average remaining lease term (years)	22.5	23.0
Weighted-average discount rate	2.96%	2.97%

Supplemental cash flow information for the years ended September 30, 2024, 2023 and 2022 related to leases was as follows:

(In thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$314	$512	$607
ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$188	$275

Lessor

The Company leases commercial office space to tenants under noncancelable operating leases with terms of five to eleven years. The following is a schedule by years of future minimum lease payments with initial or remaining terms in excess of one year as of September 30, 2024:

Years ending September 30:	(In thousands)
2025	$354
2026	8
2027	8
2028	5
Total	$375

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. Commitments under outstanding standby letters of credit totaled $1.8 million and $1.9 million at September 30, 2024 and 2023, respectively.

As noted in Note 1 – Summary of Significant Accounting Policies, the Company estimates expected credit losses for unfunded lending commitments.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(17 – continued)

The Company has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2024 or 2023.

The following is a summary of the commitments to extend credit at September 30, 2024 and 2023. Interest rate lock commitments that meet the definition of a derivative are excluded from these totals.

(In thousands)	2024	2023
Loan commitments:
Fixed rate	$8,331	$15,220
Adjustable rate	33,941	54,157

Guarantees of third-party revolving credit	290	290
Undisbursed portion of home equity lines of credit	187,978	147,398
Undisbursed portion of commercial and personal lines of credit	70,173	64,330
Undisbursed portion of construction loans in process	25,084	72,859
Total commitments to extend credit	$325,797	$354,254

In connection with the sale of residential mortgage loans to third party investors, the Company makes usual and customary representations and warranties as to the propriety of its origination activities.  In certain circumstances, the investors require the Company to repurchase loans sold to them under the terms of the warranties.  When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve.  At September 30, 2024 and 2023, the Company had established a reserve for loan repurchases or indemnifications of $294,000 and $676,000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.  Provisions for loan repurchases or indemnifications totaling $62,000, $704,000 and $672,000 were made for the years ended September 30, 2024, 2023 and 2022, respectively, and are included in mortgage banking income in the accompanying consolidated statements of income.

As of September 30, 2024, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

(18)       DERIVATIVE FINANCIAL INSTRUMENTS

Prior to the wind down of the Company’s national mortgage banking operation in the quarter ended December 31, 2023, the Company entered into commitments to originate loans whereby the interest rate on the loan was determined prior to funding (i.e., rate lock commitment). The Company also entered into forward mortgage loan commitments to sell to various investors to protect itself against exposure to various factors and to reduce sensitivity to interest rate movements. Both the interest rate lock commitments and the related forward mortgage loan sales contracts are considered derivatives and are recorded on the balance sheet at fair value in accordance with FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in mortgage banking income in the accompanying consolidated statements of income. All such derivatives are considered stand-alone derivatives and have not been formally designated as hedges by management.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

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

Due to the wind down of the Company’s national Mortgage Banking operation, and the resulting low level of mortgage loan originations and sales, there were no interest rate lock commitments or forward mortgage loan sale commitments as of September 30, 2024.

The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. At September 30, 2024, there were no interest rate lock commitments or forward sales contracts, and therefore no requirement to post collateral. At September 30, 2023, the Company had cash collateral posted with certain derivative counterparties against its derivative obligations of $1.5 million. Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets.

The table below provides information on the Company’s derivative financial instruments as of September 30, 2023.

September 30, 2023:	Notional	Asset	Liability
(In thousands)	Amount	Derivatives	Derivatives
Interest rate lock commitments	$67,040	$452	$184
Forward mortgage loan sale contracts	66,000	471	12
	$133,040	$923	$196

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the years ended September 30, 2024, 2023 and 2022, is as follows:

(In thousands)	2024	2023	2022

Interest rate lock commitments	$(268)	$505	$(1,805)
Forward mortgage loan sale contracts	354	1,353	20,398

	$86	$1,858	$18,593

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis at September 30, 2024.  There were no financial liabilities measured at fair value on a recurring or nonrecurring basis at September 30, 2024.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2024:
Assets Measured – Recurring Basis
Securities available for sale:
U.S. Treasury notes	$27,411	$—	$—	$27,411
Agency mortgage-backed	—	26,276	—	26,276
Agency CMO	—	14,926	—	14,926
Privately-issued CMO	—	20	240	260
Privately-issued ABS	—	235	78	313
SBA certificates	—	11,896	30	11,926
Municipal bonds	—	165,687	—	165,687
Other	—	—	1,880	1,880
Total securities available for sale	$27,411	$219,040	$2,228	$248,679

Equity securities (included in other assets)	$194	$456	$—	$650

Assets Measured – Nonrecurring Basis
Collateral dependent loans:
Residential real estate	$—	$—	$1,100	$1,100
Commercial real estate	—	—	120	120
SBA real estate	—	—	1,763	1,763
Commercial business	—	—	768	768
SBA commercial business	—	—	1,183	1,183
Consumer	—	—	4	4
Total collateral dependent loans	$—	$—	$4,938	$4,938
SBA loan servicing rights	$—	$—	$2,687	$2,687

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the year ended September 30, 2024.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

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

During the year ended September 30, 2024, the Company transferred one available for sale investment security (subordinated debt in another financial institution) from Level 2 to Level 3 in the fair value hierarchy due to a change in valuation methodology.  At September 30, 2024, the significant unobservable input used in the fair value measurement of available for sale investment securities was as follows:

	Significant	Range of Inputs (Weighted Average)
Financial Instrument	Unobservable Inputs	September 30, 2024
Other investment security	Estimated market rate	9.00% - 10.00% (9.15%)

The table below presents a reconciliation of available for sale investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended September 30, 2024:

Year Ended
(In thousands)	September 30, 2024

Beginning balance	$460
Transfers from Level 2 to Level 3	1,200
Change in value	568
Ending balance in Level 3	$2,228

There were no available for sale investment securities transferred into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the years ended September 30, 2023 and 2022.

Other than the available for sale investment security noted above, there were no transfers into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the year ended September 30, 2024.

Residential Mortgage Loans Held for Sale. At September 30, 2024, the Company had no residential mortgage loans held for sale.  At September 30, 2023, the Company elected to record its residential mortgage loans held for sale at fair value in accordance with FASB ASC 825-10. The fair value of residential mortgage loans held for sale was based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and is classified as Level 2 in the fair value hierarchy.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(19 – continued)

SBA and Single Tenant Net Lease Loans Held for Sale. SBA and single tenant net lease loans held for sale are carried at the lower of cost or market value. The fair value of SBA loans held for sale is obtained from an independent third party pricing firm based on specific prices of the underlying contracts for sale to investors or current secondary market prices for loans with similar characteristics, and is classified as Level 2 in the fair value hierarchy. The fair value of single tenant net lease loans held for sale is estimated to approximate carrying value and is classified as Level 3 in the fair value hierarchy. At September 30, 2024 and 2023, the Company did not have any SBA or single tenant net lease loans measured at fair value on a nonrecurring basis.

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

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2024, 2023 and 2022:

(In thousands)	2024	2023	2022

Beginning balance	$268	$(238)	$1,567
Unrealized gains (losses) recognized in earnings, net of settlements	(268)	506	(1,805)

Ending balance	$—	$268	$(238)

The realized and unrealized gains (losses) recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. There were no gains or losses recognized in earnings for the year ended September 30, 2024 attributable to Level 3 derivative assets and liabilities. Gains recognized in earnings for the year ended September 30, 2023 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $268,000. Losses recognized in earnings for the year ended September 30, 2022 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $238,000.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(19 – continued)

There were no interest rate lock commitments as of September 30, 2024. The table below presents information about significant unobservable inputs (Level 3) used in the valuation of derivative financial instruments measured at fair value on a recurring basis as of September 30, 2023.

2023 Range
	Significant	of Inputs
	Unobservable	(Weighted
Financial Instrument	Inputs	Average)

Interest rate lock commitments	Pull-through rate	54% - 95% (81%)
	Direct costs to close	0.00%-5.00% (0.62%)

Residential Mortgage Servicing Rights. The Company had no residential mortgage servicing rights at September 30, 2024. Prior to the wind down of the Company's national mortgage banking operation in the quarter ended December 31, 2023, the Company held residential mortgage servicing rights. The current market for residential MSRs is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses a discounted cash flow valuation model from an independent third party to determine the fair value of residential MSRs. The discounted cash flow model approach consists of projecting expected servicing cash flows and calculating the present value. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds, discount rates and loan servicing costs. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy.

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

Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.  At September 30, 2024 and 2023, the significant unobservable inputs used in the fair value measurement of collateral dependent loans were as follows:

	Significant	2024	2023
	Unobservable	Range of Inputs	Range of Inputs
Financial Instrument	Inputs	(Weighted Average)	(Weighted Average)
Collateral dependent loans	Discount from appraised value	0% - 100.0% (18.42%)	10.0% - 50.0% (14.22%)
	Estimated costs to sell	6.0% - 6.0% (6.00%)	6.0% - 6.0% (6.00%)

Provisions for credit losses recognized for collateral dependent loans for the years ended September 30, 2024, 2023 and 2022 is as follows:

(In thousands)	2024	2023	2022
Provision for credit losses recognized	$1,322	$256	$2,421

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(19 – continued)

SBA and Nonresidential Mortgage Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At September 30, 2024 and 2023, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value were as follows:

	Significant	2024	2023
	Unobservable	Range of Inputs	Range of Inputs
Financial Instrument	Inputs	(Weighted Average)	(Weighted Average)
SBA loan servicing rights	Discount rate	7.57% - 25.00% (11.75%)	10.25% - 25.00% (13.79%)
	Prepayment speed	9.67% - 29.11% (19.06%)	8.60% - 32.85% (16.91%)

Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount.

Impairment charges to write down SBA loan servicing rights to fair value for the years ended September 30, 2024, 2023 and 2022 is as follows:

(In thousands)	2024	2023	2022
Charges to write down SBA loan servicing rights	$591	$882	$216

Nonresidential mortgage loan servicing rights represent the value associated with servicing single tenant net lease loans that have been sold. The fair value of nonresidential mortgage loan servicing rights is determined by management on a quarterly basis using a discounted cash flow model, and is classified as Level 3 in the fair value hierarchy.  At September 30, 2024 and 2023, the Company did not have any nonresidential mortgage loan servicing rights measured at fair value on a nonrecurring basis.  The Company did not recognize any impairment charges on nonresidential mortgage loan servicing rights for the years ended September 30, 2024, 2023 and 2022.

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

At September 30, 2024 and 2023, the Company did not have any other real estate owned measured at fair value on a nonrecurring basis.

There were no charges to write down other real estate owned to fair value for the years ended September 30, 2024, 2023 and 2022.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(19 – continued)

Transfers between Categories. Other than the available for sale investment security noted above, which was transferred from Level 2 to Level 3 due to a change in valuation methodology, there have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis and there were no transfers into or out of Level 3 financial assets or liabilities for the years ended September 30, 2024 and 2023.  In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2024 and 2023.

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition of an eligible financial asset or financial liability and may not be revoked once made.

The Company had no residential mortgage loans held for sale as of September 30, 2024. The Company has elected the fair value option for its residential mortgage loans held for sale as of September 30, 2023. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loans and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due, nor were any on nonaccrual status, as of September 30, 2023.

The table below presents the difference between the aggregate fair value and the aggregate remaining principal balance for residential mortgage loans held for sale for which the fair value option had been elected as of September 30, 2023.

		Aggregate
September 30, 2023:	Aggregate	Principal
(In thousands)	Fair Value	Balance	Difference
Residential mortgage loans held for sale	$24,692	$24,382	$309

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the years ended September 30, 2024, 2023 and 2022:

(In thousands)	2024	2023	2022

Gains (losses) – included in mortgage banking income	$(97)	$482	$(385)
Interest income	473	2,256	3,989

	$376	$2,738	$3,604

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(19 – continued)

Fair Value of Financial Instruments

The following tables summarize the carrying value and estimated fair value of financial instruments reported at amortized cost and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and 2023.

	Carrying	Fair Value Measurements Using:
(In thousands)	Amount	Level 1	Level 2	Level 3

September 30, 2024:
Financial assets:
Cash and due from banks	$39,393	$39,393	$—	$—
Interest-bearing deposits with banks	12,749	12,749	—	—
Interest-bearing time deposits	490	—	490	—
Securities held to maturity	1,040	—	29	1,023
SBA loans held for sale	25,716	—	28,375	—
Loans, net	1,963,852	—	—	1,892,241
FRB and FHLB stock	24,986	N/A	N/A	N/A
Accrued interest receivable	11,376	—	11,376	—
Nonresidential mortgage loan servicing rights	67	—	—	67

Financial liabilities:
Noninterest-bearing deposits	191,528	191,528	—	—
Interest-bearing deposits	1,689,353	—	—	1,688,980
Borrowings from FHLB	301,640	—	299,259	—
Subordinated notes	48,603	—	47,760	—
Accrued interest payable	13,384	—	13,384	—
Advance payments by borrowers for taxes and insurance	931	—	931	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(19 – continued)

	Carrying	Fair Value Measurements Using:
(In thousands)	Amount	Level 1	Level 2	Level 3

September 30, 2023:
Financial assets:
Cash and due from banks	$18,014	$18,014	$—	$—
Interest-bearing deposits with banks	12,831	12,831	—	—
Interest-bearing time deposits	490	—	490	—
Securities held to maturity	1,300	—	38	1,265
SBA loans held for sale	21,163	—	22,591	—
Loans, net	1,770,243	—	—	1,651,115
FRB and FHLB stock	24,939	N/A	N/A	N/A
Accrued interest receivable	10,161	—	10,161	—
Nonresidential mortgage loan servicing rights	101	—	—	101

Financial liabilities:
Noninterest-bearing deposits	242,237	242,237	—	—
Interest-bearing deposits	1,439,557	—	—	1,435,083
Borrowings from FHLB	363,183	—	356,257	—
Subordinated notes	48,444	—	46,940	—
Accrued interest payable	8,926	—	8,926	—
Advance payments by borrowers for taxes and insurance	1,027	—	1,027	—

The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. The contracted or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 17, and the fair value of these instruments is considered immaterial.

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits, accrued interest receivable and payable, advance payments by borrowers for taxes and insurance, demand deposits and other transaction accounts.  The fair value of loans (excluding loans held for sale), fixed-maturity certificates of deposit, and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument.  It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability.  The methods and assumptions used to estimate the fair value of investment securities, loans held for sale, loan servicing rights, and derivative assets and liabilities are discussed previously in Note 18.  The methods utilized to measure the fair value of financial instruments at September 30, 2024 and 2023 represent an approximation of exit price, but an actual exit price may differ.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements having been phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was 2.50% for 2024 and 2023.  The Bank met all capital adequacy requirements to which it was subject as of September 30, 2024 and 2023.

As of September 30, 2024, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

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

					Minimum To Be Well
			Minimum		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2024

Total capital (to risk-weighted assets):
Consolidated	$244,214	12.53%	$155,976	8.00%	N/A	N/A
Bank	242,041	12.42	155,946	8.00	$194,932	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$179,325	9.20%	$116,982	6.00%	N/A	N/A
Bank	221,755	11.38	116,959	6.00	$155,946	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$179,325	9.20%	$87,737	4.50%	N/A	N/A
Bank	221,755	11.38	87,720	4.50	$126,706	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$179,325	7.42%	$96,607	4.00%	N/A	N/A
Bank	221,755	9.18	96,590	4.00	$120,737	5.00%

As of September 30, 2023:

Total capital (to risk-weighted assets):
Consolidated	$230,735	11.47%	$160,965	8.00%	N/A	N/A
Bank	226,461	11.27	160,822	8.00	$201,027	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$165,391	8.22%	$120,724	6.00%	N/A	N/A
Bank	209,561	10.42	120,616	6.00	$160,822	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$165,391	8.22%	$90,543	4.50%	N/A	N/A
Bank	209,561	10.42	90,462	4.50	$130,668	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$165,391	7.24%	$91,375	4.00%	N/A	N/A
Bank	209,561	9.17	91,406	4.00	$114,257	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

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

SEPTEMBER 30, 2024, 2023 AND 2022

(21)       SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended September 30, 2024, 2023 and 2022.

	Years Ended September 30,
(In thousands, except share and per share data)	2024	2023	2022
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$13,592	$8,172	$15,386
Shares:
Weighted average common shares outstanding, basic	6,830,466	6,848,311	7,058,550

Net income per common share, basic	$1.99	$1.19	$2.18

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$13,592	$8,172	$15,386
Shares:
Weighted average common shares outstanding, basic	6,830,466	6,848,311	7,058,550
Add: Dilutive effect of outstanding options	26,054	31,761	71,240
Add: Dilutive effect of restricted stock	—	—	12,056
Weighted average common shares outstanding, as adjusted	6,856,520	6,880,072	7,141,846

Net income per common share, diluted	$1.98	$1.19	$2.15

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the years ended September 30, 2024, 2023 and 2022. Stock options for 332,872, 280,989 and 137,250 shares of common stock were excluded from the calculation of diluted net income per common share for the years ended September 30, 2024, 2023 and 2022, respectively, because their effect was antidilutive.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(22)       PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets

	As of September 30,
(In thousands)	2024	2023

Assets:
Cash and due from banks	$4,240	$7,425
Other assets	2,679	1,489
Investment in subsidiaries	219,546	190,946
	$226,465	$199,860

Liabilities and Equity:
Subordinated notes	$48,603	$48,444
Accrued expenses	747	435
Stockholders’ equity	177,115	150,981
	$226,465	$199,860

Statements of Income

	Years Ended September 30,
(In thousands)	2024	2023	2022

Dividend income from subsidiaries	$4,500	$1,335	$1,300
Interest expense	(3,204)	(2,794)	(2,111)
Other operating income	-	660	—
Other operating expenses	(1,362)	(1,525)	(1,475)

Loss before income taxes and equity in undistributed net income of subsidiaries	(66)	(2,324)	(2,286)

Income tax benefit	923	772	795

Income (loss) before equity in undistributed net income of subsidiaries	857	(1,552)	(1,491)

Equity in undistributed net income of subsidiaries	12,735	9,724	16,877

Net income	$13,592	$8,172	$15,386

Comprehensive income (loss)	$31,984	$5,664	$(20,593)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(22 – continued)

Statements of Cash Flows

	Years Ended September 30,
(In thousands)	2024	2023	2022

Operating Activities:
Net income	$13,592	$8,172	$15,386
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(12,735)	(9,724)	(16,877)
Amortization of subordinated debt issuance costs	159	227	—
Stock compensation expense	699	698	688
Gain from repurchase of subordinated debt	—	(660)	—
Net change in other assets and liabilities	(879)	(456)	(93)
Net cash provided by (used in) operating activities	836	(1,743)	(896)

Investing Activities:
Investment in bank subsidiary	—	—	(10,000)
Net cash used in investing activities	—	—	(10,000)

Financing Activities:
Repurchase of subordinated debt	—	(1,340)	—
Net proceeds from subordinated debt	—	—	30,258
Proceeds from issuance of common stock from treasury	15	—	—
Exercise of stock options	94	16	—
Tax paid on stock award shares for employees	—	(30)	(48)
Purchase of treasury stock	(79)	(2,625)	(4,745)
Dividends paid	(4,051)	(3,793)	(4,499)
Net cash provided by (used in) financing activities	(4,021)	(7,772)	20,966

Net increase (decrease) in cash and due from banks	(3,185)	(9,515)	10,070
Cash and due from banks at beginning of year	7,425	16,940	6,870

Cash and due from banks at end of year	$4,240	$7,425	$16,940

(23)       CONCENTRATION OF CREDIT RISK

At September 30, 2024 and 2023, the Company had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $31.9 million and $9.4 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(24)       SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
September 30, 2024:
Interest income	$28,655	$30,016	$31,094	$32,223
Interest expense	14,542	15,678	16,560	17,146
Net interest income	14,113	14,338	14,534	15,077
Provision for credit losses – loans	470	713	501	1,808
Provision (credit) for unfunded lending commitments	(58)	(259)	158	(262)
Provision (credit) for credit losses – securities	—	23	84	(86)
Total provision for loan losses	412	477	743	1,460
Net interest income after provision for loan losses	13,701	13,861	13,791	13,617
Noninterest income	2,782	3,710	3,196	2,842
Noninterest expenses	16,039	11,778	12,431	12,642
Income before income taxes	444	5,793	4,556	3,817
Income tax expense (benefit)	(476)	866	483	145
Net income	$920	$4,927	$4,073	$3,672

Net income per common share, basic	$0.13	$0.72	$0.60	$0.54

Net income per common share, diluted	$0.13	$0.72	$0.60	$0.53

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(24 – continued)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
September 30, 2023:
Interest income	$23,483	$24,811	$26,798	$28,137
Interest expense	7,222	9,899	11,933	12,601
Net interest income	16,261	14,912	14,865	15,536
Provision for loan losses	984	372	441	815
Net interest income after provision for loan losses	15,277	14,540	14,424	14,721
Noninterest income	5,188	7,516	7,196	5,442
Noninterest expenses	17,511	17,999	18,965	21,647
Income (loss) before income taxes	2,954	4,057	2,655	(1,484)
Income tax expense (benefit)	83	333	331	(737)
Net income (loss)	$2,871	$3,724	$2,324	$(747)

Net income (loss) per common share, basic	$0.42	$0.54	$0.34	$(0.11)

Net income (loss) per common share, diluted	$0.42	$0.54	$0.34	$(0.11)

September 30, 2022:
Interest income	$15,762	$15,801	$18,479	$21,152
Interest expense	1,859	1,788	2,568	4,327
Net interest income	13,903	14,013	15,911	16,825
Provision (credit) for loan losses	526	(30)	532	880
Net interest income after provision for loan losses	13,377	14,043	15,379	15,945
Noninterest income	16,591	20,072	10,033	4,531
Noninterest expenses	24,852	25,461	22,835	19,514
Income before income taxes	5,116	8,654	2,577	962
Income tax expense (benefit)	811	1,619	(61)	(446)
Net income	$4,305	$7,035	$2,638	$1,408

Net income per common share, basic	$0.60	$0.99	$0.37	$0.20

Net income per common share, diluted	$0.60	$0.98	$0.37	$0.20

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(25)       SEGMENT REPORTING

The Company’s operations include two primary segments: core banking and SBA lending. Prior to September 30, 2023, the Company also operated a mortgage banking segment. However, the mortgage banking segment was wound down during the quarter ended December 30, 2023. The core banking segment originates residential, commercial and consumer loans and attracts deposits from its customer base. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core banking segment. The SBA lending segment originates loans guaranteed by the SBA, subsequently selling the guaranteed portion to outside investors.  Net gains on sales of loans and net interest income are the primary sources of revenue for the SBA lending segment.  The mortgage banking segment originated residential mortgage loans and sold them in the secondary market. Net gains on the sales of loans, income from derivative financial instruments and net interest income were the primary sources of revenue for the mortgage banking segment.

The core banking segment is comprised primarily of the Bank and First Savings Investments, Inc., while the SBA lending segment’s revenues are comprised primarily of net interest income and gains on the sales of SBA loans generated by Q2. The mortgage banking segment operated as a separate division of the Bank.

The following segment financial information has been derived from the internal financial statements of the Company which are used by management to monitor and manage financial performance. The accounting policies of these segments are the same as those of the Company.

	Core	SBA	Consolidated
(In thousands)	Banking	Lending	Totals
Year Ended September 30, 2024:
Net interest income	$54,252	$3,810	$58,062
Provision for credit losses - loans	2,577	915	3,492
Credit for unfunded lending commitments	(175)	(246)	(421)
Provision for credit losses - securities	21	—	21
Total provision for credit losses	2,423	669	3,092
Net interest income after provision for credit losses	51,829	3,141	54,970
Net gains on sales of loans, SBA	—	3,013	3,013
Mortgage banking income	197	—	197
Noninterest income	8,832	3,698	12,530
Noninterest expense	44,578	8,312	52,890
Income (loss) before taxes	16,083	(1,473)	14,610
Income tax expense (benefit)	1,374	(356)	1,018
Segment profit (loss)	14,709	(1,117)	13,592
Noncash items:
Depreciation and amortization	2,365	6	2,371
Segment assets at September 30, 2024	2,346,997	103,371	2,450,368

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(25 – continued)

	Core	SBA	Mortgage	Consolidated
(In thousands)	Banking	Lending	Banking	Totals
Year Ended September 30, 2023:
Net interest income	$56,214	$4,176	$1,184	$61,574
Provision (credit) for loan losses	3,270	(658)	—	2,612
Net interest income after provision	52,944	4,834	1,184	58,962
Net gains on sales of loans, SBA	—	2,717	—	2,717
Mortgage banking income	88	—	14,243	14,331
Noninterest income	7,762	3,337	14,243	25,342
Noninterest expense	45,017	9,600	21,505	76,122
Income (loss) before taxes	15,689	(1,429)	(6,078)	8,182
Income tax expense (benefit)	1,911	(381)	(1,520)	10
Segment profit (loss)	13,778	(1,048)	(4,558)	8,172
Noncash items:
Depreciation and amortization	2,439	20	90	2,549
Segment assets at September 30, 2023	2,110,311	89,724	88,819	2,288,854

	Core	SBA	Mortgage	Consolidated
(In thousands)	Banking	Lending	Banking	Total

Year Ended September 30, 2022:
Net interest income	$52,184	$6,108	$2,360	$60,652
Provision for loan losses	1,295	613	—	1,908
Net interest income after provision	50,889	5,495	2,360	58,744
Net gains on sales of loans, SBA	—	3,698	—	3,698
Mortgage banking income (loss)	(2)	—	38,339	38,337
Noninterest income	8,292	4,623	38,312	51,227
Noninterest expense	39,979	8,721	43,962	92,662
Income (loss) before taxes	19,202	1,397	(3,290)	17,309
Income tax expense (benefit)	2,133	408	(618)	1,923
Segment profit (loss)	17,069	989	(2,672)	15,386
Noncash items:
Depreciation and amortization	2,256	30	162	2,448
Segment assets at September 30, 2022	1,880,813	105,342	107,570	2,093,725

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(26)       REVENUE FROM CONTRACTS WITH CUSTOMERS

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the years ended September 30, 2024, 2023 and 2022:

	Years Ended
	September 30,
	2024	2023	2022

	(In thousands)
In Scope for ASC 606
Service charges on deposit accounts	$1,950	$2,017	$1,864
ATM and interchange fees	2,269	2,756	2,753
Commission income	956	746	717
Other	109	111	110
Revenue from contracts with customers	5,284	5,630	5,444

Out of Scope for ASC 606
Net unrealized gain (loss) on equity securities	491	57	(10)
Gain (loss) on sale of securities	—	(551)	476
Gain on sale of SBA loans	3,013	2,717	3,698
Gain on sale of single tenant net lease loans	—	—	719
Mortgage banking income	197	14,331	38,337
Increase in cash value of life insurance	1,378	1,081	993
Real estate lease income	506	469	571
Other	1,661	1,608	999
Other noninterest income	7,246	19,712	45,783

Total noninterest income	$12,530	$25,342	$51,227

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, 2023 AND 2022

(26 – continued)

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

(27)       MORTGAGE BANKING INCOME

The components of mortgage banking income for the years ended September 30, 2024, 2023 and 2022 were as follows:

	Years Ended September 30,
	2024	2023	2022
(In thousands)

Origination and sale of mortgage loans (1)	$(1,121)	$6,300	$(674)
Mortgage brokerage income	35	369	762
Net change in fair value of loans held for sale and interest rate lock commitments	(365)	987	(4,206)
Realized and unrealized hedging gains	354	1,353	20,398
Capitalized residential mortgage loan servicing rights	509	2,354	11,161
Net change in fair value of residential mortgage loan servicing rights	(809)	(5,849)	2,523
Net loan servicing income	1,532	9,521	9,045
Provisions for loan repurchases and indemnifications	62	(704)	(672)
Total mortgage banking income	$197	$14,331	$38,337

(1)  Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.