Form 10-Q
period 2024-12-31
First Savings Financial Group, Inc.
filed 2025-02-10
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of February 2, 2025 was 6,914,573.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
(In thousands, except share and per share data)	2024	2024
ASSETS
Cash and due from banks	$19,031	$39,393
Interest-bearing deposits with banks	57,193	12,749
Total cash and cash equivalents	76,224	52,142

Interest-bearing time deposits	490	490
Debt securities available for sale, at fair value, net of allowance for credit losses of $15 at December 31, 2024 and $21 at September 30, 2024	241,630	248,679
Debt securities held to maturity	1,004	1,040
Loans held for sale, residential mortgage	157	—
Loans held for sale, Small Business Administration	24,284	25,716
Loans, net of allowance for credit losses of $20,685 at December 31, 2024 and $21,294 at September 30, 2024	1,884,514	1,963,852
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	24,986	24,986
Premises and equipment, net	26,457	26,462
Other real estate owned, held for sale	647	647
Accrued interest receivable:
Loans	9,295	9,447
Securities	2,664	1,929
Cash surrender value of life insurance	47,832	47,605
Goodwill	9,848	9,848
Core deposit intangibles	357	398
Nonresidential mortgage loan servicing rights	62	67
SBA loan servicing rights	2,599	2,687
Other assets	35,685	34,373

Total Assets	$2,388,735	$2,450,368

LIABILITIES
Deposits:
Noninterest-bearing	$183,239	$191,528
Interest-bearing	1,649,535	1,689,353
Total deposits	1,832,774	1,880,881

Federal Home Loan Bank borrowings	295,000	301,640
Other borrowings	48,642	48,603
Accrued interest payable	9,752	13,384
Advance payments by borrowers for taxes and insurance	550	931
Reserve for unfunded lending commitments	1,565	1,519
Accrued expenses and other liabilities	24,425	26,295
Total Liabilities	2,212,708	2,273,253

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 7,832,348 shares (7,802,351 shares at September 30, 2024) outstanding 6,909,173 shares (6,887,106 shares at September 30, 2024)	78	78
Additional paid-in capital	28,304	27,647
Retained earnings	178,526	173,337
Accumulated other comprehensive loss	(17,789)	(11,195)
Unearned stock compensation	(973)	(901)
Treasury stock, at cost - 923,175 shares (915,245 shares at September 30, 2024)	(12,119)	(11,851)
Total Stockholders’ Equity	176,027	177,115

Total Liabilities and Stockholders’ Equity	$2,388,735	$2,450,368

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2024	2023

INTEREST INCOME
Loans, including fees	$29,477	$26,057
Securities:
Taxable	914	942
Tax-exempt	1,355	1,333
Dividend income	493	74
Interest-bearing deposits with banks	210	249
Total interest income	32,449	28,655

INTEREST EXPENSE
Deposits	13,606	9,989
Federal Home Loan Bank borrowings	2,617	3,769
Other borrowings	764	784
Total interest expense	16,987	14,542

Net interest income	15,462	14,113

Provision (credit) for credit losses - loans	(491)	470
Provision (credit) for unfunded lending commitments	46	(58)
Credit for credit losses - securities	(6)	—

Total provision (credit) for credit losses	(451)	412

Net interest income after provision (credit) for credit losses	15,913	13,701

NONINTEREST INCOME
Service charges on deposit accounts	567	473
ATM and interchange fees	665	449
Net unrealized gain on equity securities	78	38
Net gain on sale of equity securities	403	—
Net gain on sales of loans, Small Business Administration	711	834
Net gain on sales of loans, home equity lines of credit	2,492	—
Mortgage banking income	78	89
Increase in cash surrender value of life insurance	361	329
Gain on life insurance	108	—
Commission income	210	222
Real estate lease income	121	115
Net gain on premises and equipment	45	—
Other income	264	233
Total noninterest income	6,103	2,782

NONINTEREST EXPENSE
Compensation and benefits	9,176	9,663
Occupancy and equipment	1,636	2,041
Data processing	810	793
Advertising	352	318
Professional fees	694	1,079
FDIC insurance premiums	606	486
Net loss on other real estate owned	2	6
Other operating expenses	1,667	1,653
Total noninterest expense	14,943	16,039
Net income before income taxes	7,073	444
Income tax expense (benefit)	848	(476)
Net Income	$6,225	$920

Net income per share:
Basic	$0.91	$0.13
Diluted	$0.89	$0.13

Weighted average shares outstanding:
Basic	6,851,153	6,823,948
Diluted	6,969,223	6,839,704

Dividends per share	$0.15	$0.14

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2024	2023

Net Income	$6,225	$920

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(8,347)	20,231
Income tax (expense) benefit	1,749	(4,250)
Net of tax amount	(6,598)	15,981

Less: reclassification adjustment for credit for credit losses on securities included in net income	6	—
Income tax expense	(2)	—
Net of tax amount	4	—

Other Comprehensive Income (Loss)	(6,594)	15,981

Comprehensive Income (Loss)	$(369)	$16,901

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned
	Common	Additional	Retained	Comprehensive	Stock	Treasury
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balances at October 1, 2023	$78	$26,986	$166,306	$(29,587)	$(1,015)	$(11,787)	$150,981

Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	(2,510)	—	—	—	(2,510)

Balances at October 1, 2023, adjusted	78	26,986	163,796	(29,587)	(1,015)	(11,787)	148,471

Net income	—	—	920	—	—	—	920

Acquisition of minority interests in Q2	—	(18)	—	—	—	—	(18)

Other comprehensive loss	—	—	—	15,981	—	—	15,981

Common stock dividends - $0.14 per share	—	—	(963)	—	—	—	(963)

Restricted stock grants - 19,475 shares	—	294	—	—	(294)	—	—

Restricted stock forfeitures - 800 shares	—	(18)	—	—	18	—	—

Stock compensation expense	—	75	—	—	97	—	172

Purchase of 2,636 treasury shares	—	—	—	—	—	(40)	(40)

Balances at December 31, 2023	$78	$27,319	$163,753	$(13,606)	$(1,194)	$(11,827)	$164,523

Balances at October 1, 2024	78	27,647	173,337	(11,195)	(901)	(11,851)	177,115

Net income	—	—	6,225	—	—	—	6,225

Other comprehensive income	—	—	—	(6,594)	—	—	(6,594)

Common stock dividends - $0.15 per share	—	—	(1,036)	—	—	—	(1,036)

Restricted stock grants - 6,090 shares	—	177	—	—	(177)	—	—

Stock compensation expense	—	84	—	—	105	—	189

Stock option exercises - 26,907 shares	—	396	—	—	—	—	396

Issuance of 3,000 treasury shares	—	—	—	—	—	39	39

Purchase of 10,930 treasury shares	—	—	—	—	—	(307)	(307)

Balances at December 31, 2024	$78	$28,304	$178,526	$(17,789)	$(973)	$(12,119)	$176,027

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,225	$920
Adjustments to reconcile net income to net cash provided by (used in )
operating activities:
Provision (credit) for credit losses - loans	(491)	470
Provision (credit) for unfunded lending commitments	46	(58)
Credit for credit losses - securities	(6)	—
Depreciation and amortization	585	608
Amortization of premiums and accretion of discounts on securities, net	82	72
Amortization and accretion of fair value adjustments on loans, net	(301)	(379)
Loans originated for sale, residential mortgage	(1,489)	(61,769)
Loans originated for sale, Small Business Administration	(9,065)	(11,392)
Proceeds on sales of loans, residential mortgage	1,346	81,999
Proceeds on sales of loans, Small Business Administration	11,220	14,669
Net realized (gain) loss on sale of residential mortgage loans	(53)	1,675
Net realized gain on sale of SBA loans	(796)	(931)
Capitalization of loan servicing rights	(202)	(766)
Proceeds from sale of residential mortgage loan servicing rights	—	58,518
Loss on sale of residential mortgage loan servicing rights	—	247
Net change in value of residential loan servicing rights	—	803
Amortization and direct write offs of SBA and nonresidential mortgage loan servicing rights	295	306
Net realized and unrealized gain on other real estate owned	—	(5)
Increase in cash surrender value of life insurance	(361)	(330)
Proceeds from life insurance	242	—
Gain on life insurance	(108)	—
Net gain on equity securities	(481)	(38)
Deferred income taxes	(134)	(15,692)
Stock compensation expense	189	172
Net realized gain on sale of home equity lines of credit	(2,492)	—
Net realized gain on sale of premises and equipment	(45)	—
Increase in accrued interest receivable	(583)	(1,180)
Decrease (increase) in accrued interest payable	(3,632)	1,479
Change in other assets	(3,316)	7,799
Change in other liabilities	3,502	5,741
Net Cash Provided by Operating Activities	177	82,938

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(2,888)	—
Principal collected and proceeds from maturities of securities available for sale	1,518	2,360
Principal collected and proceeds from maturities of securities held to maturity	36	37
Net increase in loans	(7,099)	(73,583)
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	—	(48)
Proceeds from sale of home equity lines of credit	89,721	—
Proceeds from sale of premises and equipment	69	—
Proceeds from sale of other real estate	—	35
Purchase of premises and equipment	(524)	(378)
Investment in partnership interests	(892)	(2,872)
Distribution to Q2 minority interests	—	(18)
Net Cash Provided by (Used In) Investing Activities	79,941	(74,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(48,107)	2,052
Net decrease in Federal Home Loan Bank line of credit	(6,640)	(6,484)
Proceeds from Federal Home Loan Bank advances	190,000	950,000
Repayment of Federal Home Loan Bank advances	(190,000)	(950,000)
Net decrease in advance payments by borrowers for taxes and insurance	(381)	(515)
Proceeds from exercise of stock options	396	—
Proceeds from issuance of common stock	39	—
Purchase of treasury shares	(307)	(40)
Dividends paid on common stock	(1,036)	(963)
Net Cash Used In Financing Activities	(56,036)	(5,950)

Net Increase in Cash and Cash Equivalents	24,082	2,521

Cash and cash equivalents at beginning of period	52,142	30,845

Cash and Cash Equivalents at End of Period	$76,224	$33,366

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	20,619	13,064
Income taxes (net of refunds received)	(30)	—
Loans transferred from held for investment to held for sale	87,229	—

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

During the three-month period ended December 31, 2023, the Bank ceased its national originate-to-sell mortgage banking operation. The Bank continues to originate residential mortgage loans in its local southern Indiana market and first-lien home equity lines of credit from its loan production office in Franklin, Tennessee.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of December 31, 2024, the results of operations for the three-month periods ended December 31, 2024 and 2023, and the cash flows for the three-month periods ended December 31, 2024 and 2023.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited condensed consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements, conform to general practices within the banking industry and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s audited consolidated financial statements and related notes for the year ended September 30, 2024 included in the Company’s Annual Report on Form 10-K.

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

Loan Charge-Offs

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, depreciation of the underlying collateral or for other reasons.  A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not likely be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment.

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

Management considers forward-looking information in estimating expected credit losses.  For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term average of historical factors using a four-quarter forecast with immediate reversion to historical losses.

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

SBA commercial real estate and SBA commercial business – The Company originates SBA commercial real estate loans and SBA commercial business loans under the SBA 7(a) program. Guaranteed portions are generally sold in the secondary market.

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

Financial Difficulty Modifications

Financial difficulty modifications (FDMs) may result when a borrower is in financial distress, and may be in the form of principal forgiveness, an interest rate reduction, a term extension a payment delay that is other-than-insignificant or any combination thereof.  The Company’s credit department evaluates modifications and identifies any FDMs on a quarterly basis.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Allowance for Credit Losses – Available for Sale (AFS) Securities

For AFS securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis, which may be at maturity. If either of these criteria regarding intent or requirement to sell is met, the AFS security amortized cost basis is written down to fair value through income. If the criteria is not met, the Company is required to assess whether the decline in fair value has resulted from credit related factors. If the assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on AFS securities from the estimate of credit losses and report accrued interest separately on the condensed consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note 2 – Investment Securities, for additional information related to the Company’s allowance for credit losses on AFS securities.

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

At this time, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities in an unrealized loss position prior to maturity or recovery of the recorded value. The Company recorded a $6,000 credit for credit losses on investment securities for the three-month period ended December 31, 2024.  The Company recorded no provision for credit losses on investment securities for the three-month period ended December 31, 2023.

The Company’s held to maturity (“HTM”) debt securities consist of two agency mortgage-backed securities and two municipal bonds. The agency mortgage-backed securities carry an explicit and/or implicit guarantee of the U.S. government, are widely considered as “risk free” and have a long history of zero credit loss. The two HTM municipal bonds are unrated, but have performed as agreed and are not considered to be credit impaired. The carrying value of HTM debt securities totaled $1.0 million at December 31, 2024. There were no HTM securities on nonaccrual status or past due as of December 31, 2024 or September 30, 2024. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2024 or September 30, 2024.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Debt Securities Available for Sale and Held to Maturity

The following tables provide a summary of debt securities available for sale and held to maturity:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gain	Losses	Losses	Value

	(In thousands)
December 31, 2024:
Debt securities available for sale:

U.S. Treasury notes	$29,761	$—	$3,883	$—	$25,878
Agency mortgage-backed	27,805	1	3,436	—	24,370
Agency CMO	16,420	—	1,072	—	15,348
Privately-issued CMO	280	3	17	15	251
Privately-issued ABS	273	9	—	—	282
SBA certificates	11,919	—	380	—	11,539
Municipal bonds	175,707	267	13,942	—	162,032
Other	2,000	—	70	—	1,930

Total debt securities available for sale	$264,165	$280	$22,800	$15	$241,630

Debt securities held to maturity:

Agency mortgage-backed	$28	$—	$—	$—	$28
Municipal bonds	976	7	—	—	983

Total debt securities held to maturity	$1,004	$7	$—	$—	$1,011

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gain	Losses	Losses	Value

	(In thousands)
September 30, 2024:
Debt securities available for sale:

U.S. Treasury notes	$30,031	$—	$2,620	$—	$27,411
Agency mortgage-backed	28,425	8	2,157	—	26,276
Agency CMO	15,700	—	774	—	14,926
Privately-issued CMO	295	2	16	21	260
Privately-issued ABS	301	12	—	—	313
SBA certificates	11,993	—	67	—	11,926
Municipal bonds	174,132	1,048	9,493	—	165,687
Other	2,000	—	120	—	1,880

Total debt securities available for sale	$262,877	$1,070	$15,247	$21	$248,679

Debt securities held to maturity:

Agency mortgage-backed	$29	$—	$—	$—	$29
Municipal bonds	1,011	12	—	—	1,023

Total debt securities held to maturity	$1,040	$12	$—	$—	$1,052

The amortized cost and fair value of investment securities as of December 31, 2024 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$2,617	$2,616	$257	$257
Due after one year through five years	8,810	8,683	509	514
Due after five years through ten years	43,627	39,213	210	212
Due after ten years	152,414	139,328	—	—
Agency mortgage-backed	27,805	24,370	28	28
Agency CMO	16,420	15,348	—	—
Privately-issued CMO	280	251	—	—
Privately-issued ABS	273	282	—	—
SBA certificates	11,919	11,539	—	—

	$264,165	$241,630	$1,004	$1,011

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

	(Dollars in thousands)
December 31, 2024:
Debt securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed	8	$2,063	$101
Agency CMO	2	3,453	90
SBA certificates	1	965	35
Municipal bonds	46	43,753	712

Total less than twelve months	57	50,234	938

Continuous loss position more than twelve months:
U.S. Treasury notes	5	25,878	3,883
Agency mortgage-backed	20	22,160	3,335
Agency CMO	15	11,895	982
Privately-issued CMO	3	231	17
Privately-issued ABS	1	93	—
SBA certificates	3	10,574	345
Municipal bonds	100	94,888	13,230
Other	1	1,930	70

Total more than twelve months	148	167,649	21,862

Total debt securities available for sale	205	$217,883	$22,800

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

At December 31, 2024, the Company did not have any securities held to maturity with an unrealized loss.

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

All debt securities available for sale with unrealized losses are reviewed quarterly. For debt securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the income statement. For debt securities available for sale in an unrealized loss position that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit deterioration or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis.

The total debt securities available for sale in loss positions at December 31, 2024, which consisted of U.S. Treasury notes, agency mortgage-backed securities, agency CMOs, privately-issued CMOs, municipal bonds, SBA certificates and other securities represented 90% of total debt securities available for sale at December 31, 2024. All of the municipal securities are issued by municipal governments and are generally secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis.  At December 31, 2024, the Company held three privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost of $321,000 and fair value of $308,000 that have been downgraded to a substandard regulatory classification due to the securities credit quality rating by various rating agencies.

At December 31, 2024, two privately-issued CMO securities and one privately-issued ABS were in a loss position, and had depreciated approximately 5.1% from the Company’s carrying value and were collateralized by residential mortgage loans.  These securities had a total fair value of $324,000 and a total unrealized loss of $17,000 at December 31, 2024.  Based on the independent third party analysis of the expected cash flows, no credit loss was recognized during the three months ended December 31, 2024 and 2023.  A total of two securities had credit losses totaling $15,000 as of December 31, 2024.  While the Company does not anticipate additional credit-related impairment losses at December 31, 2024, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related impairment charge in the future.

The unrealized losses on U.S. Treasury bills and notes, agency mortgage-backed securities, agency CMOs, SBA certificates and municipal bonds relate principally to changes in current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of its amortized cost bases, which may be at maturity, the Company has not recorded an allowance for credit losses at December 31, 2024.

During the three-month periods ended December 31, 2024 and 2023, there were no sales of debt securities available for sale.

At December 31, 2024 and September 30, 2024, available for sale debt securities with a total fair value of $51.2 million and $54.2 million, respectively, were pledged to secure FHLB borrowings.  At December 31, 2024 and September 30, 2024, available for sale debt securities with a total fair value of $60.7 million and $62.8 million, respectively, were pledged to secure Federal Reserve Discount Window borrowings.

The following tables provide information about the activity for available for sale debt securities for which an allowance for credit losses was recorded, by major security type for the three-month period ended December 31, 2024.

	Allowance for Credit Losses
	Private	Other
(In thousands)	Label CMO	Investments	Total
Allowance for credit losses
Beginning of year	$21	$—	$21
Provision for credit loss expense	—	—	—
Reductions due to increases in expected cash flows	(6)	—	(6)
Recoveries	—	—	—
Balance, end of year	$15	$—	$15

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Credit Losses

Loans at December 31, 2024 and September 30, 2024 consisted of the following:

	December 31,	September 30,
	2024	2024

	(In thousands)
Real estate mortgage:
Residential	$610,764	$670,011
Commercial	204,520	204,847
Single tenant net lease	744,687	750,642
SBA commercial (1)	57,801	55,557
Multifamily	33,230	37,763
Residential construction	51,580	53,237
Commercial construction	6,689	9,172
Land and land development	16,271	17,678
Commercial business	119,641	124,639
SBA commercial business (1)	17,796	18,342
Consumer	41,273	42,213
Total loans	1,904,252	1,984,101

Deferred loan origination fees and costs, net	947	1,045
Allowance for credit losses	(20,685)	(21,294)

Loans, net	$1,884,514	$1,963,852
(1)	Includes discounts on SBA loans of $3.2 million for December 31, 2024 and September 30, 2024.

During the three-month period ended December 31, 2024, there were no significant changes in the Company’s lending activities as disclosed in the Company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2024.

At December 31, 2024 and September 30, 2024, the Company owned $444,000 of residential real estate where physical possession has been obtained. At December 31, 2024 and September 30, 2024, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $2.1 million and $853,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended December 31, 2024 and 2023:

	Beginning	Adoption of	Provisions			Ending
	Balance	ASC 326	(Credits)	Charge-Offs	Recoveries	Balance

December 31, 2024:	(In thousands)
Residential real estate	$7,485	$—	$(627)	$—	$—	$6,858
Commercial real estate	1,744	—	120	(6)	—	1,858
Single tenant net lease	4,038	—	(208)	—	—	3,830
SBA commercial real estate	3,100	—	386	(105)	48	3,429
Multifamily	341	—	(71)	—	—	270
Residential construction	405	—	45	—	—	450
Commercial construction	165	—	(32)	—	—	133
Land and land development	204	—	8	—	—	212
Commercial business	1,657	—	(52)	—	—	1,605
SBA commercial business	1,550	—	(129)	(34)	38	1,425
Consumer	605	—	69	(78)	19	615
	$21,294	$—	$(491)	$(223)	$105	$20,685

December 31, 2023:
Residential real estate	$4,641	$1,037	$9	$—	$1	$5,688
Commercial real estate	1,777	255	(235)	—	—	1,797
Single tenant net lease	3,810	222	48	—	—	4,080
SBA commercial real estate	1,922	511	379	(2)	61	2,871
Multifamily	268	(21)	74	—	—	321
Residential construction	434	(226)	96	—	—	304
Commercial construction	282	43	59	—	—	384
Land and land development	307	(74)	(36)	—	—	197
Commercial business	1,714	(495)	3	—	—	1,222
SBA commercial business	1,247	160	73	(3)	23	1,500
Consumer	498	17	—	(109)	19	425
	$16,900	$1,429	$470	$(114)	$104	$18,789

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents the amortized cost basis of loans on nonaccrual and loans past due 90 or more days and still accruing interest. Also presented is the balance of loans on nonaccrual status at December 31, 2024 for which there was no related allowance for credit losses. The Company recognized no interest income related to nonaccrual loans for the three-month periods ended December 31, 2024 and 2023.

	At December 31, 2024			At September 30, 2024
		Nonaccrual			Nonaccrual
		Loans with			Loans with
	Total	No Allowance	Loans 90+	Total	No Allowance	Loans 90+
	Nonaccrual	For Credit	Days Past Due	Nonaccrual	For Credit	Days Past Due
	Loans	Loses	Still Accruing	Loans	Loses	Still Accruing

	(In thousands)			(In thousands)

Residential real estate	$5,659	$4,006	$—	$4,583	$3,479	$—
Commercial real estate	802	802	—	619	496	—
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	6,771	4,722	—	8,159	5,648	—
Multifamily	249	249	—	263	263	—
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—
Commercial business	1,156	266	—	1,335	382	—
SBA commercial business	1,834	422	—	1,858	257	—
Consumer	97	91	—	125	119	—

Total	$16,568	$10,558	$—	$16,942	$10,644	$—

The following table presents the amortized cost basis of collateral dependent loans by collateral type, which are individually evaluated to determine expected credit losses. Other collateral represents business assets including equipment, accounts receivable and other assets, except for the case of consumer loans, which are collateralized by consumer non-real estate assets:

	December 31, 2024			September 30, 2024
	Real Estate	Other	Total	Real Estate	Other	Total

	(In thousands)			(In thousands)
Residential real estate	$5,659	$—	$5,659	$4,583	$—	$4,583
Commercial real estate	802	—	802	619	—	619
SBA commercial real estate	6,771	—	6,771	8,159	—	8,159
Multifamily	249	—	249	263	—	263
Commercial business	—	1,156	1,156	—	1,335	1,335
SBA commercial business	—	1,834	1,834	—	1,858	1,858
Consumer	—	97	97	—	125	125
	$13,481	$3,087	$16,568	$13,624	$3,318	$16,942

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of past due loans at December 31, 2024:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$3,394	$1,255	$4,153	$8,802	$601,962	$610,764
Commercial real estate	—	176	686	862	203,658	204,520
Single tenant net lease	—	—	—	—	744,687	744,687
SBA commercial real estate	—	69	3,582	3,651	54,150	57,801
Multifamily	—	—	—	—	33,230	33,230
Residential construction	463	—	—	463	51,117	51,580
Commercial construction	—	—	—	—	6,689	6,689
Land and land development	—	—	—	—	16,271	16,271
Commercial business	997	12	—	1,009	118,632	119,641
SBA commercial business	154	—	1,377	1,531	16,265	17,796
Consumer	103	141	6	250	41,023	41,273

Total	$5,111	$1,653	$9,804	$16,568	$1,887,684	$1,904,252

The following table presents the aging of past due loans at September 30, 2024:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$2,490	$804	$2,053	$5,347	$664,664	$670,011
Commercial real estate	94	190	496	780	204,067	204,847
Single tenant net lease	—	—	—	—	750,642	750,642
SBA commercial real estate	257	466	4,252	4,975	50,582	55,557
Multifamily	—	—	—	—	37,763	37,763
Residential construction	—	—	—	—	53,237	53,237
Commercial construction	—	—	—	—	9,172	9,172
Land and land development	—	—	—	—	17,678	17,678
Commercial business	23	1	33	57	124,582	124,639
SBA commercial business	61	105	436	602	17,740	18,342
Consumer	165	—	32	197	42,016	42,213

Total	$3,090	$1,566	$7,302	$11,958	$1,972,143	$1,984,101

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

The following tables outline, as of December 31, 2024, the amount of each loan and lease classification and the amount categorized into each risk rating based on fiscal year of origination as well as current period gross charge-offs:

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
							Revolving	Converted
(In thousands)	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total

Residential real estate
Pass	$40,884	$28,756	$39,971	$45,775	$17,373	$61,692	$372,618	$—	$607,069
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	725	896	268	341	581	869	—	3,680
Doubtful	—	—	—	—	—	15	—	—	15
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	40,884	29,481	40,867	46,043	17,714	62,288	373,487	—	610,764
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	8,011	20,824	39,017	62,131	20,107	52,090	—	—	$202,180
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	613	190	687	850	—	—	2,340
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	8,011	20,824	39,630	62,321	20,794	52,940	—	—	204,520
YTD gross charge-offs	—	—	—	6	—	—	—	—	6

Single tenant net lease commercial real estate
Pass	6,814	33,244	147,619	269,087	70,952	216,971	—	—	744,687
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single tenant net lease	6,814	33,244	147,619	269,087	70,952	216,971	—	—	744,687
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

SBA commercial real estate
Pass	1,104	12,753	8,049	8,909	6,258	13,759	152	—	50,984
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	46	48	6,723	—	—	6,817
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total SBA commercial real estate	1,104	12,753	8,049	8,955	6,306	20,482	152	—	57,801
YTD gross charge-offs	—	—	—	—	—	105	—	—	105

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
							Revolving	Converted
(In thousands)	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total

Multifamily real estate
Pass	—	1,493	2,538	11,010	5,148	12,792	—	—	32,981
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	249	—	—	249
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily real estate	—	1,493	2,538	11,010	5,148	13,041	—	—	33,230
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential construction
Pass	2,740	9,005	30,654	9,181	—	—	—	—	51,580
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential construction	2,740	9,005	30,654	9,181	—	—	—	—	51,580
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial construction
Pass	—	591	1,695	4,403	—	—	—	—	6,689
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	—	591	1,695	4,403	—	—	—	—	6,689
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Land and land development
Pass	461	1,432	7,523	4,939	820	1,096	—	—	16,271
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total land and land development	461	1,432	7,523	4,939	820	1,096	—	—	16,271
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
							Revolving	Converted
(In thousands)	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total

Commercial business
Pass	2,958	39,678	40,528	21,396	9,213	4,668	—	—	118,441
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	810	132	44	214	—	—	1,200
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial business	2,958	39,678	41,338	21,528	9,257	4,882	—	—	119,641
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

SBA commercial business
Pass	302	5,725	1,563	665	645	5,356	817	—	15,073
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	839	—	—	30	1,854	—	—	2,723
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total SBA commercial business	302	6,564	1,563	665	675	7,210	817	—	17,796
YTD gross charge-offs	—	—	—	—	—	34	—	—	34

Consumer
Pass	903	4,002	3,073	2,435	255	120	30,388	—	41,176
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	6	—	—	91	—	97
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	903	4,002	3,073	2,441	255	120	30,479	—	41,273
YTD gross charge-offs	—	78	—	—	—	—	—	—	78

Total loans
Pass	64,177	157,503	322,230	439,931	130,771	368,544	403,975	—	1,887,131
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,564	2,319	642	1,150	10,471	960	—	17,106
Doubtful	—	—	—	—	—	15	—	—	15
Loss	—	—	—	—	—	—	—	—	—
Total loans	64,177	159,067	324,549	440,573	131,921	379,030	404,935	—	1,904,252
YTD gross charge-offs	—	78	—	6	—	139	—	—	223

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

Financial Difficulty Modifications

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

There were no new FDMs made or modifications of existing FDMs during the three months ended December 31, 2024 and 2023.

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

The unpaid principal balance of SBA loans serviced for others was $193.9 million, $194.4 million and $211.3 million at December 31, 2024, September 30, 2024 and December 31, 2023, respectively.  Contractually specified late fees and ancillary fees expensed on SBA loans were $11,000 for the three-month period ended December 31, 2024 compared to a credit of $9,000 for the  three-month period ended December 31, 2023.  Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $430,000 and $464,000 for the three-month periods ended December 31, 2024 and 2023, respectively. Net servicing income and costs related to SBA loans are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three-month periods ended December 31, 2024 and 2023 is as follows:

	2024	2023
	(In thousands)
Balance, beginning of period	$2,687	$2,950
Servicing rights capitalized	202	257
Amortization	(133)	(143)
Direct write-offs	(162)	(217)
Change in valuation allowance	5	60
Balance, end of period	$2,599	$2,907

There was no valuation allowance related to SBA loan servicing rights at December 31, 2024. There was a valuation allowance of $5,000 related to SBA loan servicing rights at September 30, 2024.

Mortgage Servicing Rights (“MSRs”)

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

During the quarter ended December 31, 2023, the Company sold substantially all of the Company’s residential MSRs.  Additionally, the Company sold the remaining residential MSRs during the quarter ended March 31, 2024.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

There was no unpaid principal balance of residential mortgage loans serviced for others at December 31, 2024 and September 30, 2024 due to the sale of all of the Company’s residential MSRs during the six-month period ended March 31, 2024, which also resulted in the elimination of custodial escrow balances.  There were no custodial escrow balances maintained in connection with loan servicing and other liabilities at December 31, 2024.

Changes in the carrying value of MSRs accounted for at fair value for the three-month period ended December 31, 2023 were as follows:

2023
(In thousands)
Fair value, beginning of period	$59,768
Servicing rights capitalized	509
Changes in fair value related to:
Loan repayments	(666)
Sales	(58,765)
Change in valuation model inputs or assumptions	(137)
Balance, end of period	$709

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

The unpaid principal balance of nonresidential mortgage loans serviced for others was $34.8 million, $35.0 million and $40.3 million at December 31, 2024, September 30, 2024 and December 31, 2023, respectively.  Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $2,000 and $4,000 for the three-month periods ended December 31, 2024 and 2023, respectively.  Contractually specified servicing fees on nonresidential mortgage loans serviced for others are included in other noninterest income in the consolidated statements of income.

An analysis of nonresidential MSRs for the three-month periods ended December 31, 2024 and 2023 is as follows:

	2024	2023

	(In thousands)
Balance, beginning of period	$67	$101
Servicing rights capitalized	—	—
Amortization	(5)	(6)
Direct write-offs	—	—
Change in valuation allowance	—	—
Balance, end of period	$62	$95

There was no valuation allowance related to nonresidential MSRs at December 31, 2024 and  September 30, 2024.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	Deposits

Deposits at December 31, 2024 and September 30, 2024 consisted of the following:

	December 31,	September 30,
	2024	2024

	(In thousands)

Noninterest-bearing demand deposits	$183,239	$191,528
NOW accounts	354,123	332,388
Money market accounts	397,455	393,214
Savings accounts	151,362	150,913
Retail time deposits	309,587	303,681
Brokered certificates of deposit	437,008	509,157
Total	$1,832,774	$1,880,881

5.	Supplemental Disclosure for Net Income Per Share

Net income per share information is presented below for the three-month periods ended December 31, 2024 and 2023.

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2024	2023

Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$6,225	$920
Shares:
Weighted average common shares outstanding, basic	6,851,153	6,823,948

Net income per common share, basic	$0.91	$0.13

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$6,225	$920
Shares:
Weighted average common shares outstanding, basic	6,851,153	6,823,948
Add: Dilutive effect of outstanding options	100,065	15,756
Add: Dilutive effect of restricted stock	18,005	—
Weighted average common shares outstanding, as adjusted	6,969,223	6,839,704

Net income per common share, diluted	$0.89	$0.13

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

Stock options for 133,575 and 341,572 shares of common stock were excluded from the calculation of diluted net income per common share for the three-month periods ended December 31, 2024 and 2023, respectively, because their effect was antidilutive.  There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three-month periods ended December 31, 2024 and 2023.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2024 and September 30, 2024.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
December 31, 2024:
Assets Measured – Recurring Basis:
Securities available for sale:
U.S. Treasury bills and notes	$25,878	$—	$—	$25,878
Agency mortgage-backed	—	24,370	—	24,370
Agency CMO	—	15,348	—	15,348
Privately-issued CMO	—	20	231	251
Privately-issued ABS	—	204	78	282
SBA certificates	—	11,508	31	11,539
Municipal bonds	—	162,032	—	162,032
Other	—	—	1,930	1,930
Total securities available for sale	$25,878	$213,482	$2,270	$241,630
Equity securities (included in other assets)	$204	$525	$—	$729

Assets Measured – Nonrecurring Basis:
Collateral dependent loans:
Residential real estate	$—	$—	$1,579	$1,579
SBA commercial real estate	—	—	1,156	1,156
Commercial business	—	—	675	675
SBA commercial business	—	—	951	951
Consumer	—	—	4	4
Total collateral dependent loans	$—	$—	$4,365	$4,365

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three-month period ended December 31, 2024.

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

Due to the wind down of the Company’s national Mortgage Banking operation, and the resulting low level of mortgage loan originations and sales, there were no interest rate lock commitments or forward mortgage loan sale commitments as of December 31, 2024.

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended December 31, 2024 and 2023:

	Three Months Ended
	December 31,
(In thousands)	2024	2023

Beginning balance	$—	$268
Unrealized gains (losses) recognized in earnings, net of settlements	—	(268)

Ending balance	$—	$—

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income.  There were no unrealized gains recognized in earnings for the three-month periods ended December 31, 2024 and 2023 attributable to Level 3 derivative assets and liabilities held at the balance sheet date.

There were no interest rate lock commitments as of December 31, 2024.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At December 31, 2024 and September 30, 2024, the significant unobservable inputs used in the fair value measurement of collateral dependent loans were as follows:

Range of Inputs
	Significant	(Weighted Average)	Range of Inputs (Weighted
	Unobservable	December 31,	Average) September 30,
Financial Instrument	Inputs	2024	2024
Collateral dependent loans	Discount from appraised value	0.0% - 100.0% (16.43%)	0.0% - 100.0% (18.42%)
	Estimated costs to sell	9.0% - 9.0% (9.00%)	6.0% - 6.0% (6.00%)

During the three-month periods ended December 31, 2024 and 2023, the Company recognized provisions for credit losses on individually evaluated loans of $437,000 and $691,000, respectively.

SBA and Nonresidential Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At December 31, 2024, there were no SBA loan servicing rights measured at fair value. At September 30, 2024, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value were as follows:

	Significant	Range of Inputs (Weighted
	Unobservable	Average) September 30,
Financial Instrument	Inputs	2024
SBA loan servicing rights	Discount rate	7.57% - 25.00% (11.75%)
	Prepayment speed	9.67% - 29.11% (19.06%)

Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount.  The Company reversed impairment charges of $5,000 and $60,000 on SBA loan servicing rights for the three-month periods ended December 31, 2024 and 2023, respectively.

There were no transfers into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three-month period ended December 31, 2024.

At December 31, 2024. the Company had one available for sale other investment security (subordinated debt in another financial institution) in Level 3 in the fair value hierarchy.  The significant unobservable input used in the fair value measurement of available for sale investment securities was as follows:

	Significant
	Unobservable	December 31,	September 30,
Financial Instrument	Inputs	2024	2024
Other investment security	Discount rate	9.00%	9.15%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents a reconciliation of available for sale investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month period ended December 31, 2024.:

	Three Months Ended	Three Months Ended
	December 31, 2024	December 31, 2023
(In thousands)
Beginning balance	$2,228	$460
Transfers from Level 2 to Level 3	—	—
Change in value	42	(8)
Ending balance in Level 3	$2,270	$452

There were no available for sale investment securities transferred into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three-month period ended December 31, 2024 and 2023.

There were no transfers into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three-month period ended December 31, 2024.

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition date of an eligible financial asset or financial liability, and may not be revoked once made.

Prior to the winddown of the Company’s national mortgage banking operation, the Company had elected the fair value option for a portion of its residential mortgage loans held for sale.  However, at December 31, 2024, there were no mortgage loans held for sale carried at fair value.

The Company had no residential mortgage loans held for sale as of September 30, 2024.

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three-month periods ended December 31, 2024 and 2023:

	Three Months Ended
	December 31,
(In thousands)	2024	2023

Gains (losses) – included in mortgage banking income	$—	$(1,029)
Interest income	—	293

	$—	$(736)

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

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
December 31, 2024:
Financial assets:
Cash and due from banks	$19,031	$19,031	$—	$—
Interest-bearing deposits with banks	57,193	57,193	—	—
Interest-bearing time deposits	490	—	490	—
Securities held to maturity	1,004	—	28	983
SBA loans held for sale	24,284	—	—	26,924
Loans, net	1,884,514	—	—	1,778,285
FRB and FHLB stock	24,986	N/A	N/A	N/A
Accrued interest receivable	11,959	—	11,959	—

Financial liabilities:
Noninterest-bearing deposits	183,239	183,239	—	—
Interest-bearing deposits	1,649,535	—	—	1,648,480
Borrowings from FHLB	295,000	—	292,637	—
Subordinated notes	48,642	—	47,418	—
Accrued interest payable	9,752	—	9,752	—
Advance payments by borrowers for taxes and insurance	550	—	550	—

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2024:
Financial assets:
Cash and due from banks	$39,393	$39,393	$—	$—
Interest-bearing deposits with banks	12,749	12,749	—	—
Interest-bearing time deposits	490	—	490	—
Securities held to maturity	1,040	—	29	1,023
SBA loans held for sale	25,716	—	28,375	—
Loans, net	1,963,852	—	—	1,892,241
FRB and FHLB stock	24,986	N/A	N/A	N/A
Accrued interest receivable	11,376	—	11,376	—
Nonresidential mortgage loan servicing rights	67	—	—	67

Financial liabilities:
Noninterest-bearing deposits	191,528	191,528	—	—
Interest-bearing deposits	1,689,353	—	—	1,688,980
Borrowings from FHLB	301,640	—	299,259	—
Subordinated note	48,603	—	47,760	—
Accrued interest payable	13,384	—	13,384	—
Advance payments by borrowers for taxes and insurance	931	—	931	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 610,089 shares of Company common stock at a cost of $3.33 per share (both as adjusted for the three-for-one stock split effective September 15, 2021) financed by a term loan with the Company. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three-month periods ended December 31, 2024 and 2023. The ESOP trust held 263,667 and 262,176 shares of Company common stock at December 31, 2024 and September 30, 2024, respectively.

8.	Stock Based Compensation Plans

The Company maintains three equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010, the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016, and the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021. At December 31, 2024, there were no remaining shares of the Company’s common stock available for issuance under the 2010 Plan or the 2021 Plan. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock. At December 31, 2024, 2,700 shares of the Company’s common stock were available for issuance under the 2016 Plan, all of which were available for stock options. In November 2024, the Company granted 21,075 stock options and 6,090 restricted shares to directors, officers and key employees which will vest over a one-year or five-year period. The Company generally issues new shares under 2016 and 2021 Plans from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

The fair value of options granted during the three-month periods ended December 31, 2024 and 2023 were determined using the following assumptions:

	2024	2023
Expected dividend yield	2.55%	3.74%
Risk-free interest rate	4.36%	4.44%
Expected volatility	29.70%	28.36%
Expected life of options	6.9 years	6.9 years
Weighted average fair value at grant date	$8.44	$3.55

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A summary of stock option activity as of December 31, 2024, and changes during the three-month period then ended is presented below.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Dollars in thousands, except exercise price data)

Outstanding at beginning of period	459,547	$20.09
Granted	21,075	29.00
Exercised	(26,907)	16.15
Forfeited or expired	—	—
Outstanding at end of period	453,715	$19.39	4.2	$2,010
Exercisable at end of period	297,971	$20.16	4.8	$1,922

There were 26,907 stock options exercised during the three-month period ended December 31, 2024. There were no stock options exercised during the three-month period ended December 31, 2023. The Company recognized compensation expense related to stock options of $84,000 and $75,000 for the three-month periods ended December 31, 2024 and 2023, respectively. At December 31, 2024, there was $803,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 3.11 years. There was $396,000 in cash received and $26,000 in tax benefit from the exercise of stock options during the three-month period ended December 31, 2024. There was no cash received and no tax benefit from exercise during the three-month period ended December 31, 2023 due to no options being exercised during the period.

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three-month periods ended December 31, 2024 and 2023 was $105,000 and $97,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of December 31, 2024 and changes during the three-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2024	57,433	$21.64
Granted	6,090	$29.00
Vested	(17,903)	$21.80
Forfeited	—	—
Nonvested at December 31, 2024	45,620	$22.55

There were 17,903 restricted shares vested during the three-month period ended December 31, 2024 with a total fair value of $244,000. There were 16,158 restricted shares that vested during the three-month period ended December 31, 2023 with a total fair value of $244,000. At December 31, 2024, there was $973,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 3.04 years.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.	Derivative Financial Instruments

Prior to the winddown of the Company’s national mortgage banking division, the Company entered into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitment). The Company also entered into forward mortgage loan commitments to sell loans to various investors to protect itself against exposure to various factors and to reduce sensitivity to interest rate movements. Both the interest rate lock commitments and the related forward mortgage loan sales contracts are considered derivatives and are recorded on the accompanying consolidated balance sheets at fair value in accordance with FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in mortgage banking income in the accompanying consolidated statements of income. All such derivatives are considered stand-alone derivatives and have not been formally designated as hedges by management.

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements. However, the Company has not elected to offset such financial instruments in the consolidated balance sheets. The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets. At December 31, 2024 and September 30, 2024, the Company had no cash collateral posted with derivative counterparties against its derivative obligations.

As of December 31, 2024 and September 30, 2024, the Company had no derivative financial instruments due to the wind down of the national mortgage banking operation.

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three-month periods ended December 31, 2024 and 2023 is as follows:

	Three Months Ended
	December 31,
(In thousands)	2024	2023

Interest rate lock commitments	$—	$(268)
Forward mortgage loan sale contracts	—	354

	$—	$86

10.	Regulatory Capital

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was 2.50% for 2024 and 2023. The Bank met all capital adequacy requirements to which it was subject as of December 31, 2024 and September 30, 2024.

As of December 31, 2024, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2024:

Total capital (to risk-weighted assets):
Consolidated	$245,524	12.83%	$153,138	8.00%	N/A	N/A
Bank	248,937	13.01	153,094	8.00	$191,367	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$184,317	9.63%	$114,854	6.00%	N/A	N/A
Bank	228,372	11.93	114,820	6.00	$153,094	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$184,317	9.63%	$86,140	4.50%	N/A	N/A
Bank	228,372	11.93 	86,115	4.50	$124,389	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$184,317	7.53%	$97,904	4.00%	N/A	N/A
Bank	228,372	9.33	97,889	4.00	$122,361	5.00%

As of September 30, 2024:

Total capital (to risk-weighted assets):
Consolidated	$244,214	12.53%	$155,976	8.00%	N/A	N/A
Bank	242,041	12.42	155,946	8.00	$194,932	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$179,325	9.20%	$116,982	6.00%	N/A	N/A
Bank	221,755	11.38	116,959	6.00	$155,946	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$179,325	9.20%	$87,737	4.50%	N/A	N/A
Bank	221,755	11.38	87,720	4.50	$126,706	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$179,325	7.42%	$96,607	4.00%	N/A	N/A
Bank	221,755	9.18	96,590	4.00	$120,737	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurements (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted and the amendments in the ASU should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The adoption of the ASU did not have a material impact on the Company’s consolidated financial position or results of operations.

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

The Company’s operations include two primary segments: core banking and SBA lending.  Prior to September 30, 2023, the Company also operated a mortgage banking segment. However, the mortgage banking segment was wound down during the quarter ended December 31, 2023. The core banking segment originates residential, commercial and consumer loans and attracts deposits from its customer base. Net interest income from loans and investments that are funded by deposits and borrowings is the primary revenue for the core banking segment.  The SBA lending segment originates loans guaranteed by the SBA, subsequently selling the guaranteed portion to outside investors.  Net gains on sales of loans, net servicing income and net interest income are the primary sources of revenue for the SBA lending segment.  The mortgage banking segment originated residential mortgage loans and sold them in the secondary market.  Net gains on the sales of loans, net servicing income, income from derivative financial instruments and net interest income were the primary sources of revenue for the mortgage banking segment.

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

	Core	SBA	Consolidated
	Banking	Lending	Totals
Three Months Ended December 31, 2024:
Net interest income	$13,756	$1,706	$15,462
Provision (credit) for credit losses – loans	(746)	255	(491)
Provision (credit) for unfunded lending commitments	(75)	121	46
Credit for credit losses – securities	(6)	—	(6)
Total provision (credit) for credit losses	(827)	376	(451)
Net interest income after provision	14,583	1,330	15,913
Net gains on sales of loans, SBA	—	711	711
Mortgage banking income	78	—	78
Noninterest income	5,253	850	6,103
Noninterest expense	12,574	2,369	14,943
Income (loss) before taxes	7,262	(189)	7,073
Income tax expense (benefit)	893	(45)	848
Segment profit (loss)	6,369	(144)	6,225
Non-cash items:
Depreciation and amortization	584	1	585
Segment assets at December 31, 2024	2,285,090	103,645	2,388,735

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core	SBA	Mortgage	Consolidated
	Banking	Lending	Banking	Totals
Three Months Ended December 31, 2023:
Net interest income (loss)	$13,113	$1,003	$(3)	$14,113
Provision (credit) for credit losses	(49)	461	—	412
Net interest income (loss) after provision	13,162	542	(3)	13,701
Net gains on sales of loans, SBA	—	834	—	834
Mortgage banking income	11	—	78	89
Noninterest income	1,679	1,003	100	2,782
Noninterest expense	10,252	2,146	3,641	16,039
Income (loss) before taxes	4,589	(601)	(3,544)	444
Income tax expense (benefit)	541	(131)	(886)	(476)
Segment profit (loss)	4,048	(470)	(2,658)	920
Non-cash items:
Depreciation and amortization	593	2	13	608
Segment assets at December 31, 2023	2,214,573	87,429	6,090	2,308,092

13.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three-month periods ended December 31, 2024 and 2023:

	Three Months Ended
	December 31,
	2024	2023

	(In thousands)
In Scope for ASC 606
Service charges on deposit accounts	$567	$473
ATM and interchange fees	665	449
Commission income	210	222
Other	26	25
Revenue from contracts with customers	1,468	1,169

Out of Scope for ASC 606
Net unrealized gain on equity securities	78	—
Gain on sale of equity securities	403	—
Gain on sale of SBA loans	711	834
Gain on sale of home equity lines of credit	2,492	—
Mortgage banking income	78	89
Increase in cash value of life insurance	361	329
Real estate lease income	121	115
Loan servicing and other income	391	246
Other noninterest income	4,635	1,613

Total noninterest income	$6,103	$2,782

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

14.Mortgage Banking Income

The components of mortgage banking income for the three-month periods ended December 31, 2024 and 2023 were as follows:

	Three Months Ended
	December 31,
	2024	2023

	(In thousands)

Origination and sale of mortgage loans (1)	$15	$(211)
Mortgage brokerage income	17	30
Net change in fair value of loans held for sale and interest rate lock commitments	—	(1,297)
Realized and unrealized gains (losses) from Forward sales commitments	—	354
Capitalized residential mortgage loan servicing rights	—	509
Net change in fair value of residential mortgage loan servicing rights	—	(803)
Provisions for loan repurchases and indemnifications	43	1,451
Net loan servicing income	3	56
Total mortgage banking income	$78	$89
(1)	Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, our service providers, and on the economy and financial markets, general economic conditions, including the effects of inflation, changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed herein and in our Annual Report on Form 10-K, for the year ended September 30, 2024 under “Part II, Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies; Critical Accounting Estimates

During the three-month period ended December 31, 2024, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K, for the year ended September 30, 2024.

Comparison of Financial Condition at December 31, 2024 and September 30, 2024

Cash and Cash Equivalents. Cash and cash equivalents increased $24.1 million from $52.1 million at September 30, 2024 to $76.2 million at December 31, 2024.

Loans. Net loans receivable decreased $79.3 million, from $1.96 billion at September 30, 2024 to $1.88 billion at December 31, 2024, due primarily to the $87.2 million bulk sale of residential real estate home equity line of credit loans during the period.

Loans Held for Sale. Loans held for sale decreased $1.3 million, from $25.7 million at September 30, 2024 to $24.4 million at December 31, 2024, primarily due to a decrease in SBA loans held for sale of $1.4 million.  The decrease in SBA loans held for sale is due to loan sales outpacing originations during the period.

Securities Available for Sale. Securities available for sale decreased $7.0 million, from $248.7 million at September 30, 2024 to $241.6 million at December 31, 2024, due to net decreases in fair value of $8.3 million, calls and maturities of $510,000 and principal repayments of $1.0 million, partially offset by purchases of $2.9 million.  The decreases in fair value were primarily due to increasing long term market interest rates during the three-months ended December 31, 2024, which resulted in a decrease in the fair value of debt securities available for sale.

Securities Held to Maturity. Investment securities held to maturity decreased $36,000 due primarily to calls and maturities during the period.

Deposits. Total deposits decreased $48.1 million from $1.88 billion at September 30, 2024 to $1.83 billion at December 31, 2024, primarily due to decreases in brokered deposits and noninterest-bearing deposits of $72.1 million and $8.3 million, respectively, partially offset by increases in demand deposit accounts, retail time deposits and money market accounts of $21.7 million, $5.9 million and $4.2 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FHLB Borrowings. Borrowings from the FHLB decreased $6.6 million, from $301.6 million at September 30, 2024 to $295.0 million at December 31, 2024 primarily due to maturities.

Stockholders’ Equity. Stockholders’ equity decreased $1.1 million from $177.1 million at September 30, 2024 to $176.0 million at December 31, 2024, due primarily to a $6.6 million increase in accumulated other comprehensive loss, partially offset by an increase in retained net income of $5.2 million.  At December 31, 2024 and September 30, 2024, the Bank was considered “well-capitalized” under applicable regulatory capital guidelines.

Results of Operations for the Three Months Ended December 31, 2024 and 2023

Overview. The Company reported net income of $6.2 million, or $0.89 per diluted share, for the three-month period ended December 31, 2024 compared to net income of $920,000, or $0.13 per diluted share, for the three-month period ended December 31, 2023.

Net Interest Income. Net interest income increased $1.3 million, or 9.6%, for the three-month period ended December 31, 2024 as compared to the same period in 2023.  Average interest-earning assets increased $152.5 million and average interest-bearing liabilities increased $156.7 million when comparing the two periods.  The tax-equivalent net interest margin was 2.75% for 2024 compared to 2.69% for 2023.

Total interest income increased $3.8 million when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $152.5 million, from $2.17 billion for 2023 to $2.32 billion for 2024, and an increase in the average tax equivalent yield on interest-earning assets from 5.37% for 2023 to 5.68% for 2024.  The increase in the average balance of interest-earning assets was due primarily to a $152.4 million increase in the average balance of total loans.

Total interest expense increased $2.4 million due to an increase in the average balance of interest-bearing liabilities of $156.7 million, from $1.88 billion for 2023 to $2.04 billion for 2024, and an increase in the average cost of interest-bearing liabilities from 3.10% for 2023 to 3.34% for 2024.   The increase in the average cost of interest-bearing liabilities for 2024 was due primarily to higher rates for brokered deposits as a result of increased market interest rates and resulting higher U.S. Treasury rates, as well as rate increases in response to competition, and migration of deposits from lower-yielding transaction and savings accounts to higher-yielding money market accounts and certificates of deposits.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended December 31, 2024 and 2023. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Three Months Ended December 31,
	2024			2023
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$21,102	$210	3.98%	$20,350	$249	4.89%
Loans	2,010,082	29,617	5.89	1,857,654	26,155	5.63
Investment securities – taxable	101,960	914	3.59	103,728	942	3.63
Investment securities – nontaxable	160,929	1,715	4.26	159,907	1,687	4.22
FRB and FHLB stock	24,986	493	7.89	24,968	74	1.19
Total interest-earning assets	2,319,059	32,949	5.68	2,166,607	29,107	5.37

Noninterest-earning assets	119,690			137,807
Total assets	$2,438,749			$2,304,414

Liabilities and equity:
NOW accounts	$343,623	$789	0.92%	$336,339	$715	0.85%
Money market deposit accounts	397,002	3,713	3.74	294,173	2,568	3.49
Savings accounts	151,103	49	0.13	166,221	58	0.14
Time deposits	779,428	9,055	4.65	592,651	6,648	4.49
Total interest-bearing deposits	1,671,156	13,606	3.26	1,389,384	9,989	2.88

FHLB borrowings	315,583	2,617	3.32	440,786	3,769	3.42
Subordinated debt and other borrowings	48,616	764	6.29	48,458	784	6.47
Total interest-bearing liabilities	2,035,355	16,987	3.34	$1,878,628	$14,542	3.10%

Noninterest-bearing deposits	188,492			228,100
Other noninterest-bearing liabilities	37,984			45,681
Total liabilities	2,261,831			2,152,409

Total stockholders’ equity	176,918			152,005

Total liabilities and equity	$2,438,749			$2,304,414
Net interest income (taxable equivalent basis)		15,962			14,565
Less: taxable equivalent adjustment		(500)			(452)
Net interest income		$15,462			$14,113
Interest rate spread (taxable equivalent basis)			2.34%			2.27%
Net interest margin (taxable equivalent basis)			2.75%			2.69%
Average interest-earning assets to average interest-bearing liabilities			113.94%			115.33%

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended December 31, 2024 and 2023. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended December 31, 2024
	Compared to
	Three Months Ended December 31, 2023
	Increase (Decrease)
	Due to
	Rate	Volume	Net

	(In thousands)
Interest income:
Interest-bearing deposits with banks	$(47)	$8	$(39)
Loans	1,267	2,195	3,462
Investment securities - taxable	(12)	(16)	(28)
Investment securities - nontaxable	17	11	28
FRB and FHLB stock	419	—	419
Total interest-earning assets	1,644	2,198	3,842

Interest expense:
Deposits	1,454	2,163	3,617
Borrowings from FHLB	(97)	(1,055)	(1,152)
Subordinated debt	(23)	3	(20)
Total interest-bearing liabilities	1,334	1,111	2,445

Net increase (decrease) in net interest income (taxable equivalent basis)	$310	$1,087	$1,397

Provision for Credit Losses. The Company recognized a credit for credit losses for loans of $491,000, a provision for unfunded lending commitments of $46,000 and a credit for credit losses for securities of $6,000 for the three months ended December 31, 2024, compared to a provision for credit losses for loans of $470,000 and a credit for unfunded lending commitments of $58,000 for the same period in 2023.

The Company recognized net charge-offs of $119,000 for the three-month period ended December 31, 2024 compared to $9,000 for the same period in 2023.

Noninterest Income. Noninterest income increased $3.3 million for the three-month period ended December 31, 2024 as compared to the same period in 2023.  The increase was due primarily to a $2.5 million net gain on sale of loans due to the previously discussed bulk loan sale and $403,000 in net gains on the sale of Visa Class B equity securities during the three months ended December 31, 2024 with no corresponding gains for 2023.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Expense. Noninterest expense decreased $1.1 million for the three-month period ended December 31, 2024 as compared to the same period in 2023. The decrease was due primarily to decreases in compensation and benefits, occupancy and equipment and professional fee expenses of $487,000, $405,000 and $385,000, respectively. These decreases were primarily due to the winddown of national mortgage banking operations in the quarter ended December 31, 2023.

Income Tax Expense. The Company recognized income tax expense of $848,000 for the three-month period ended December 31, 2024 as compared to income tax benefit of $476,000 for the same period in 2023. The increase was primarily due to higher taxable income in the 2024 period. The effective tax rate for 2024 was 12.0%.  The effective tax rate is well below the statutory tax rate primarily due to the recognition of investment tax credits related to solar projects in both the 2024 and 2023 periods.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At December 31, 2024, the Bank had cash and cash equivalents of $76.2 million and securities available-for-sale with a fair value of $241.6 million, including $130.3 million that are unpledged.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on federal funds purchased lines of credit facilities with other financial institutions, additional collateral eligible for repurchase agreements and borrowing capacity with the Federal Reserve Discount Window.  At December 31, 2024, the Bank had the ability to borrow a total of $800.0 million from the FHLB, of which $295.0 million was borrowed and outstanding.  In addition, the Bank had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at December 31, 2024.  The Bank also had three other federal funds line of credit facilities with other financial institutions from which we had the ability to borrow the lesser of $5.0 million or 50% of the Bank’s equity capital,  $22 million and $15 million, respectively.  The Bank did not have any outstanding federal funds purchased at December 31, 2024.  At December 31, 2024 the Bank had the ability to borrow up to $55.1 million from the Federal Reserve using the Discount Window.  The Bank had no Federal Reserve borrowings at December 31, 2024.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.  If these maturing deposits do not remain with the Bank, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  As of December 31, 2024, deposits exceeding the FDIC insurance limit of $250,000 per insured account were estimated to be $570.4 million, or 31.1% of total deposits.  When excluding Indiana public funds accounts, total uninsured deposits were estimated to be $251.2 million, or 13.7% of total deposits, as of December 31, 2024.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At December 31, 2024, the Company (unconsolidated basis) had liquid assets of $4.2 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  As of December 31, 2024, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.33%, 11.93%, 11.93% and 13.01%, respectively.  The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under prompt corrective action provisions.  At December 31, 2024, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K, for the year ended September 30, 2024.

For the three-month period ended December 31, 2024, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario:

	At December 31, 2024		At September 30,2024
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(6,376)	(8.68)%	$(6,833)	(10.11)%
200bp	(4,412)	(6.01)	(4,475)	(6.62)
100bp	(2,419)	(3.29)	(2,486)	(3.68)
(100)bp	2,899	3.95	3,209	4.75
(200)bp	5,772	7.86	6,339	9.38

At December 31, 2024, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% would decrease our net interest income by $2.4 million, or 3.29%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 6.01% and 8.68%, respectively.  An immediate and sustained decrease in rates of 1.00% would increase our net interest income by $2.9 million, or 3.95%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to increase by 7.86%.  All estimated changes presented in the above table are within policy guidelines approved by the Company’s Board or Directors.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, as of December 31, 2024, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the three-months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Bank is in discussions with the Federal Reserve Board regarding an alleged violation of law or regulation occurring during 2019.  These discussions with the Federal Reserve Board regarding the allegation began in March 2023.  The Bank is cooperating with the Federal Reserve Board and continues to review this matter internally and with external legal counsel.  The foregoing could result in enforcement action against the Bank, including remedial measures, but is not expected to include civil money penalties.  The Company has not accrued a loss contingency for this pending litigation at December 31, 2024 in the consolidated financial statements.

Periodically, there have been various claims and lawsuits involving the Bank, primarily as plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business.  As of December 31, 2024, the Company is not a party to any legal proceedings that we believe require disclosure; warrant the accrual of a loss contingency; or would have a material adverse effect the Company’s financial condition, results of operations, or cash flow.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended September 30, 2024 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K. However, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended December 31, 2024:

			(c)	(d)
			Total number of shares	Maximum number (or
	(a)	(b)	(or units) purchased as	appropriate dollar value) of
	Total number of	Average price	part of publicly	shares (or units) that may yet
	shares (or units)	paid per share	announced plans or	be purchased under the plans
Period	purchased	(or unit)	programs (1)	or programs
October 1, 2024 through October 31, 2024	—	$—	—	22,453
November 1, 2024 through November 30, 2024	6,252	$29.26	6,252	16,201
December 1, 2024 through December 31, 2024	4,678	$26.56	4,678	11,523
Total	10,930	$28.10	10,930	11,523
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

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 6.	Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated	February 10, 2025	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated	February 10, 2025	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer