Form 10-Q
period 2025-03-31
First Savings Financial Group, Inc.
filed 2025-05-08
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2025 was 6,919,136.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
(In thousands, except share and per share data)	2025	2024
ASSETS
Cash and due from banks	$20,154	$39,393
Interest-bearing deposits with banks	8,529	12,749
Total cash and cash equivalents	28,683	52,142

Interest-bearing time deposits	490	490
Debt securities available for sale, at fair value, net of allowance for credit losses of $14 at March 31, 2025 and $21 at September 30, 2024	243,174	248,679
Debt securities held to maturity	910	1,040
Loans held for sale, residential mortgage	36,395	—
Loans held for sale, Small Business Administration	24,844	25,716
Loans, net of allowance for credit losses of $20,484 at March 31, 2025 and $21,294 at September 30, 2024	1,880,176	1,963,852
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	24,986	24,986
Premises and equipment, net	26,093	26,462
Other real estate owned, held for sale	444	647
Accrued interest receivable:
Loans	9,377	9,447
Securities	1,961	1,929
Cash surrender value of life insurance	48,212	47,605
Goodwill	9,848	9,848
Core deposit intangibles	316	398
Nonresidential mortgage loan servicing rights	58	67
SBA loan servicing rights	2,686	2,687
Other assets	37,577	34,373

Total Assets	$2,376,230	$2,450,368

LIABILITIES
Deposits:
Noninterest-bearing	$185,252	$191,528
Interest-bearing	1,603,929	1,689,353
Total deposits	1,789,181	1,880,881

Federal Home Loan Bank borrowings	325,310	301,640
Other borrowings	48,682	48,603
Accrued interest payable	8,141	13,384
Advance payments by borrowers for taxes and insurance	911	931
Reserve for unfunded lending commitments	1,688	1,519
Accrued expenses and other liabilities	23,128	26,295
Total Liabilities	2,197,041	2,273,253

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 7,841,948 shares (7,802,351 shares at September 30, 2024) outstanding 6,919,136 shares (6,887,106 shares at September 30, 2024)	78	78
Additional paid-in capital	28,572	27,647
Retained earnings	182,918	173,337
Accumulated other comprehensive loss	(19,385)	(11,195)
Unearned stock compensation	(862)	(901)
Treasury stock, at cost - 922,812 shares (915,245 shares at September 30, 2024)	(12,132)	(11,851)
Total Stockholders’ Equity	179,189	177,115

Total Liabilities and Stockholders’ Equity	$2,376,230	$2,450,368

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March, 31		March, 31
(In thousands, except share and per share data)	2025	2024	2025	2024

INTEREST INCOME
Loans, including fees	$27,865	$27,019	$57,342	$53,076
Securities:
Taxable	921	924	1,835	1,866
Tax-exempt	1,358	1,313	2,713	2,646
Dividend income	511	499	1,004	573
Interest-bearing deposits with banks	168	261	378	510
Total interest income	30,823	30,016	63,272	58,671

INTEREST EXPENSE
Deposits	12,069	12,547	25,675	22,536
Federal Home Loan Bank borrowings	2,001	2,298	4,618	6,067
Other borrowings	762	833	1,526	1,617
Total interest expense	14,832	15,678	31,819	30,220

Net interest income	15,991	14,338	31,453	28,451

Provision (credit) for credit losses - loans	(357)	713	(848)	1,183
Provision (credit) for unfunded lending commitments	123	(259)	169	(317)
Provision (credit) for credit losses - securities	(1)	23	(7)	23

Total provision (credit) for credit losses	(235)	477	(686)	889

Net interest income after provision (credit) for credit losses	16,226	13,861	32,139	27,562

NONINTEREST INCOME
Service charges on deposit accounts	541	387	1,108	860
ATM and interchange fees	632	585	1,297	1,034
Net unrealized gain on equity securities	47	6	125	44
Net gain on sale of equity securities	—	—	403	—
Net gain on sales of loans, Small Business Administration	1,078	951	1,789	1,785
Net gain on sales of loans, home equity lines of credit	—	—	2,492	—
Mortgage banking income	104	53	182	142
Increase in cash surrender value of life insurance	380	333	741	662
Gain on life insurance	—	—	108	—
Commission income	255	220	465	442
Real estate lease income	122	115	243	230
Net gain on premises and equipment	—	120	45	120
Other income	401	940	665	1,173
Total noninterest income	3,560	3,710	9,663	6,492

NONINTEREST EXPENSE
Compensation and benefits	8,529	7,589	17,705	17,252
Occupancy and equipment	1,698	1,673	3,334	3,714
Data processing	797	516	1,607	1,309
Advertising	439	212	791	530
Professional fees	432	501	1,126	1,580
FDIC insurance premiums	444	628	1,050	1,114
Net (gain) loss on other real estate owned	(246)	2	(244)	8
Other operating expenses	1,605	657	3,272	2,310
Total noninterest expense	13,698	11,778	28,641	27,817
Net income before income taxes	6,088	5,793	13,161	6,237
Income tax expense	589	866	1,437	390
Net Income	$5,499	$4,927	$11,724	$5,847

Net income per share:
Basic	$0.80	$0.72	$1.71	$0.86
Diluted	$0.79	$0.72	$1.68	$0.85

Weighted average shares outstanding:
Basic	6,875,826	6,832,130	6,861,061	6,828,017
Diluted	6,960,020	6,859,611	6,961,829	6,849,928

Dividends per share	$0.16	$0.15	$0.31	$0.29

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2025	2024	2025	2024

Net Income	$5,499	$4,927	$11,724	$5,847

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(2,022)	(4,526)	(10,359)	15,704
Income tax (expense) benefit	427	970	2,174	(3,279)
Net of tax amount	(1,595)	(3,556)	(8,185)	12,425

Less: reclassification adjustment for provision (credit) for credit losses on securities included in net income	(1)	23	(7)	23
Income tax expense	—	(5)	2	(5)
Net of tax amount	(1)	18	(5)	18

Other Comprehensive Income (Loss)	(1,596)	(3,538)	(8,190)	12,443

Comprehensive Income	$3,903	$1,389	$3,534	$18,290

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned
	Common	Additional	Retained	Comprehensive	Stock	Treasury
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Three Months Ended March 31, 2024:
Balances at January 1, 2024	78	27,319	163,753	(13,606)	(1,194)	(11,827)	164,523

Net income	—	—	4,927	—	—	—	4,927

Other comprehensive loss	—	—	—	(3,538)	—	—	(3,538)

Common stock dividends - $0.15 per share	—	—	(1,032)	—	—	—	(1,032)

Stock compensation expense	—	78	—	—	98	—	176

Balances at March 31, 2024	$78	$27,397	$167,648	$(17,144)	$(1,096)	$(11,827)	$165,056

Three Months Ended March 31, 2025:
Balances at January 1, 2025	78	28,304	178,526	(17,789)	(973)	(12,119)	176,027

Net income	—	—	5,499	—	—	—	5,499

Other comprehensive loss	—	—	—	(1,596)	—	—	(1,596)

Common stock dividends - $0.16 per share	—	—	(1,107)	—	—	—	(1,107)

Stock compensation expense	—	92	—	—	111	—	203

Stock option exercises - 11,400 shares	—	176	—	—	—	—	176

Issuance of 1,800 treasury shares	—	—	—	—	—	23	23

Purchase of 1,437 treasury shares	—	—	—	—	—	(36)	(36)

Balances at March 31, 2025	$78	$28,572	$182,918	$(19,385)	$(862)	$(12,132)	$179,189

Six Months Ended March 31, 2024:
Balances at October 1, 2023	$78	$26,986	$166,306	$(29,587)	$(1,015)	$(11,787)	$150,981

Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	(2,510)	—	—	—	(2,510)

Balances at October 1, 2023	78	26,986	163,796	(29,587)	(1,015)	(11,787)	148,471

Net income	—	—	5,847	—	—	—	5,847

Distribution to Q2 minority interest	—	(18)	—	—	—	—	(18)

Other comprehensive income	—	—	—	12,443	—	—	12,443

Common stock dividends - $0.29 per share	—	—	(1,995)	—	—	—	(1,995)

Restricted stock grants - 19,475 shares	—	294	—	—	(294)	—	—

Restricted stock forfeitures - 800 shares	—	(18)	—	—	18	—	—

Stock compensation expense	—	153	—	—	195	—	348

Purchase of 2,636 treasury shares	—	—	—	—	—	(40)	(40)

Balances at March 31, 2024	$78	$27,397	$167,648	$(17,144)	$(1,096)	$(11,827)	$165,056

Six Months Ended March 31, 2025:
Balances at October 1, 2024	78	27,647	173,337	(11,195)	(901)	(11,851)	177,115

Net income	—	—	11,724	—	—	—	11,724

Other comprehensive loss	—	—	—	(8,190)	—	—	(8,190)

Common stock dividends - $0.31 per share	—	—	(2,143)	—	—	—	(2,143)

Restricted stock grants - 6,090 shares	—	177	—	—	(177)	—	—

Stock compensation expense	—	176	—	—	216	—	392

Stock option exercises - 38,307 shares	—	572	—	—	—	—	572

Issuance of 4,800 treasury shares	—	—	—	—	—	62	62

Purchase of 12,367 treasury shares	—	—	—	—	—	(343)	(343)

Balances at March 31, 2025	$78	$28,572	$182,918	$(19,385)	$(862)	$(12,132)	$179,189

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,724	$5,847
Adjustments to reconcile net income to net cash provided by (used in )
operating activities:
Provision (credit) for credit losses - loans	(848)	1,183
Provision (credit) for unfunded lending commitments	169	(317)
Provision (credit) for credit losses - securities	(7)	23
Depreciation and amortization	1,157	1,201
Amortization of premiums and accretion of discounts on securities, net	164	145
Amortization and accretion of fair value adjustments on loans, net	(532)	(631)
Loans originated for sale, residential mortgage	(39,089)	(61,979)
Loans originated for sale, Small Business Administration	(24,996)	(23,498)
Proceeds on sales of loans, residential mortgage	2,738	82,076
Proceeds on sales of loans, Small Business Administration	27,538	30,530
Net realized (gain) loss on sale of residential mortgage loans	(141)	1,368
Net realized gain on sale of SBA loans	(1,924)	(1,961)
Capitalization of loan servicing rights	(497)	(1,044)
Proceeds from sale of residential mortgage loan servicing rights	—	59,464
Loss on sale of residential mortgage loan servicing rights	—	4
Net change in value of residential loan servicing rights	—	809
Amortization and direct write offs of SBA and nonresidential mortgage loan servicing rights	507	558
Net realized and unrealized gain on other real estate owned	(248)	(5)
Increase in cash surrender value of life insurance	(741)	(662)
Gain on life insurance	(108)	—
Net gain on equity securities	(528)	(44)
Deferred income taxes	(522)	(15,382)
Stock compensation expense	392	348
Net realized gain on sale of home equity lines of credit	(2,492)	—
Net realized gain on sale of premises and equipment	(45)	(120)
Decrease (increase) in accrued interest receivable	38	(713)
(Decrease) increase in accrued interest payable	(5,243)	2,355
Change in other assets	(4,399)	(1,478)
Change in other liabilities	5,303	12,557
Net Cash Provided by (Used in) Operating Activities	(32,630)	90,634

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(11,512)	—
Principal collected and proceeds from maturities of securities available for sale	6,494	4,327
Principal collected and proceeds from maturities of securities held to maturity	130	130
Net increase in loans	(2,173)	(114,196)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	—	1
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	—	(48)
Proceeds from sale of home equity lines of credit	89,721	—
Proceeds from sale of premises and equipment	69	150
Proceeds from sale of other real estate	451	35
Purchase of premises and equipment	(651)	(386)
Proceeds from life insurance	242	-
Investment in partnership interests	(3,698)	(3,779)
Distribution to Q2 minority interests	—	(18)
Net Cash Provided by (Used In) Investing Activities	79,073	(113,784)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(91,700)	105,652
Net increase (decrease) in Federal Home Loan Bank line of credit	3,670	(8,183)
Proceeds from Federal Home Loan Bank advances	440,000	1,310,000
Repayment of Federal Home Loan Bank advances	(420,000)	(1,350,000)
Net decrease in advance payments by borrowers for taxes and insurance	(20)	(160)
Proceeds from exercise of stock options	572	—
Proceeds from issuance of common stock	62	—
Purchase of treasury shares	(343)	(40)
Dividends paid on common stock	(2,143)	(1,995)
Net Cash Provided by (Used In) Financing Activities	(69,902)	55,274

Net Increase (Decrease) in Cash and Cash Equivalents	(23,459)	32,124

Cash and cash equivalents at beginning of period	52,142	30,845

Cash and Cash Equivalents at End of Period	$28,683	$62,969

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	37,062	27,865
Income taxes (net of refunds received)	2,242	6,080
Loans transferred from held for investment to held for sale	87,229	—

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

During the three -month period ended December 31, 2023, the Bank ceased its national originate-to-sell mortgage banking operation. The Bank continues to originate residential mortgage loans in its local southern Indiana market and first-lien home equity lines of credit from its loan production office in Franklin, Tennessee.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2025, the results of operations for the three - and six-month periods ended March 31, 2025 and 2024, and the cash flows for the six-month periods ended March 31, 2025 and 2024. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited condensed consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nonaccrual Loans

The recognition of income on a loan is discontinued and previously accrued interest is reversed when interest or principal payments become 90 days past due unless, in the opinion of management, the outstanding interest remains collectible and the loan is well secured and in process of collection. Past due status is determined based on contractual terms. Generally, by applying the cash receipts method, interest income on nonaccrual loans is subsequently recognized only as received until the loan is returned to accrual status. The cash receipts method is used when the likelihood of further loss on the loan is remote. Otherwise, the Company applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance until the loan qualifies for return to accrual status.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Management estimates the ACL balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience paired with economic forecasts provides the basis for the quantitatively modeled estimates of expected credit losses. The Company adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. The adjustments are commonly known as the Qualitative Framework. The ACL model for each segment is adjusted for (1) changes in the Company’s lending policy, (2) changes in international, national, regional and local economic conditions, (3) changes in the nature and volume of the portfolio and terms of loans, (4) changes in the experience, depth and ability of lending management, (5) changes in the volume and severity of past due loans and other similar conditions, (6) changes in the quality of the Company’s loan review system, (7) changes in the value of underlying collateral, (8) the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and (9) the effect of other external factors such as competition, legal and regulatory requirements.

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

At this time, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities in an unrealized loss position prior to maturity or recovery of the recorded value. The Company recorded a $1,000 and $7,000 credit for credit losses on investment securities for the three - and six-month periods ended March 31, 2025, respectively. The Company recorded a $23,000 provision for credit losses on investment securities for the three - and six-month periods ended March 31, 2024.

The Company’s held to maturity (“HTM”) debt securities consist of two agency mortgage-backed securities and two municipal bonds. The agency mortgage-backed securities carry an explicit and/or implicit guarantee of the U.S. government, are widely considered as “risk free” and have a long history of zero credit loss. The two HTM municipal bonds are unrated, but have performed as agreed and are not considered to be credit impaired. The carrying value of HTM debt securities totaled $910,000 at March 31, 2025. There were no HTM securities on nonaccrual status or past due as of March 31, 2025 or September 30, 2024. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2025 or September 30, 2024.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Debt Securities Available for Sale and Held to Maturity

The following tables provide a summary of debt securities available for sale and held to maturity:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gain	Losses	Losses	Value

	(In thousands)
March 31, 2025:
Debt securities available for sale:

U.S. Treasury notes	$29,390	$—	$3,142	$—	$26,248
Agency mortgage-backed	27,344	3	2,947	—	24,400
Agency CMO	23,680	76	867	—	22,889
Privately-issued CMO	272	3	7	14	254
Privately-issued ABS	249	9	—	—	258
SBA certificates	10,930	—	107	—	10,823
Municipal bonds	173,866	95	17,559	—	156,402
Other	2,000	—	100	—	1,900

Total debt securities available for sale	$267,731	$186	$24,729	$14	$243,174

Debt securities held to maturity:

Agency mortgage-backed	$26	$—	$—	$—	$26
Municipal bonds	884	6	—	—	890

Total debt securities held to maturity	$910	$6	$—	$—	$916

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gain	Losses	Losses	Value

	(In thousands)
September 30, 2024:
Debt securities available for sale:

U.S. Treasury notes	$30,031	$—	$2,620	$—	$27,411
Agency mortgage-backed	28,425	8	2,157	—	26,276
Agency CMO	15,700	—	774	—	14,926
Privately-issued CMO	295	2	16	21	260
Privately-issued ABS	301	12	—	—	313
SBA certificates	11,993	—	67	—	11,926
Municipal bonds	174,132	1,048	9,493	—	165,687
Other	2,000	—	120	—	1,880

Total debt securities available for sale	$262,877	$1,070	$15,247	$21	$248,679

Debt securities held to maturity:

Agency mortgage-backed	$29	$—	$—	$—	$29
Municipal bonds	1,011	12	—	—	1,023

Total debt securities held to maturity	$1,040	$12	$—	$—	$1,052

The amortized cost and fair value of investment securities as of March 31, 2025 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$1,289	$1,302	$224	$225
Due after one year through five years	8,439	8,331	519	523
Due after five years through ten years	42,882	39,275	141	142
Due after ten years	152,646	135,642	—	—
Agency mortgage-backed	27,344	24,400	26	26
Agency CMO	23,680	22,889	—	—
Privately-issued CMO	272	254	—	—
Privately-issued ABS	249	258	—	—
SBA certificates	10,930	10,823	—	—

	$267,731	$243,174	$910	$916

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

	(Dollars in thousands)
March 31, 2025:
Debt securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed	5	$2,021	$59
Agency CMO	3	5,857	47
SBA certificates	1	990	9
Municipal bonds	54	50,410	1,656

Total less than twelve months	63	59,278	1,771

Continuous loss position more than twelve months:
U.S. Treasury notes	4	26,248	3,142
Agency mortgage-backed	20	22,168	2,888
Agency CMO	15	11,658	820
Privately-issued CMO	3	235	7
Privately-issued ABS	1	73	—
SBA certificates	3	9,833	98
Municipal bonds	121	104,854	15,903
Other	1	1,900	100

Total more than twelve months	179	177,680	22,958

Total debt securities available for sale	210	$223,479	$24,729

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

At March 31, 2025, the Company did not have any securities held to maturity with an unrealized loss.

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

The total debt securities available for sale in loss positions at March 31, 2025, which consisted of U.S. Treasury notes, agency mortgage-backed securities, agency CMOs, privately-issued CMOs, municipal bonds, SBA certificates and other securities represented 92% of total debt securities available for sale at March 31, 2025. All of the municipal securities are issued by municipal governments and are generally secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At March 31, 2025, the Company held three privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost and fair value of $311,000 that have been downgraded to a substandard regulatory classification due to the securities credit quality rating by various rating agencies.

At March 31, 2025, three privately-issued CMO securities and one privately-issued ABS were in a loss position, and had depreciated approximately 2.1% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $308,000 and a total unrealized loss of $7,000 at March 31, 2025. A total of two securities had credit losses totaling $14,000 as of March 31, 2025. While the Company does not anticipate additional credit-related losses at March 31, 2025, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related charge in the future.

The unrealized losses on U.S. Treasury bills and notes, agency mortgage-backed securities, agency CMOs, SBA certificates and municipal bonds relate principally to changes in current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of its amortized cost bases, which may be at maturity, the Company has not recorded an allowance for credit losses at March 31, 2025.

During the three - and six-month periods ended March 31, 2025 and 2024, there were no sales of debt securities available for sale.

At March 31, 2025 and September 30, 2024, available for sale debt securities with a total fair value of $51.6 million and $54.2 million, respectively, were pledged to secure FHLB borrowings. At March 31, 2025 and September 30, 2024, available for sale debt securities with a total fair value of $58.5 million and $62.8 million, respectively, were pledged to secure Federal Reserve Discount Window borrowings.

The following tables provide information about the activity for available for sale debt securities for which an allowance for credit losses was recorded, by major security type for the three - and six-month periods ended March 31, 2025 and 2024.

	Allowance for Credit Losses
	Private Label CMO
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

	(In thousands)
Allowance for credit losses
Beginning of period	$15	$—	$21	$—
Provision for credit loss expense	—	24	—	24
Reductions due to increases in expected cash flows	(1)	(1)	(7)	(1)
Recoveries	—	—	—	—
Balance, end of period	$14	$23	$14	$23

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	Loans and Allowance for Credit Losses

Loans at March 31, 2025 and September 30, 2024 consisted of the following:

	March 31,	September 30,
	2025	2024

	(In thousands)
Real estate mortgage:
Residential	$610,438	$670,011
Commercial	200,671	204,847
Single tenant net lease	753,727	750,642
SBA commercial (1)	59,058	55,557
Multifamily	34,581	37,763
Residential construction	39,610	53,237
Commercial construction	5,910	9,172
Land and land development	15,340	17,678
Commercial business	122,206	124,639
SBA commercial business (1)	18,188	18,342
Consumer	40,058	42,213
Total loans	1,899,787	1,984,101

Deferred loan origination fees and costs, net	873	1,045
Allowance for credit losses	(20,484)	(21,294)

Loans, net	$1,880,176	$1,963,852
(1)	Includes discounts on SBA loans of $4.4 million and $3.2 million for March 31, 2025 and September 30, 2024, respectively.

During the three - and six-month periods ended March 31, 2025, there were no significant changes in the Company’s lending activities as disclosed in the Company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2024.

At March 31, 2025 and September 30, 2024, the Company owned $444,000 of residential real estate where physical possession has been obtained. At March 31, 2025 and September 30, 2024, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $4.0 million and $853,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 and 2024:

	Beginning	Provisions			Ending
	Balance	(Credits)	Charge-Offs	Recoveries	Balance

	(In thousands)
March 31, 2025:
Residential real estate	$6,858	$63	$—	$—	$6,921
Commercial real estate	1,858	(141)	—	—	1,717
Single tenant net lease	3,830	(376)	—	—	3,454
SBA commercial real estate	3,429	29	—	238	3,696
Multifamily	270	(4)	—	—	266
Residential construction	450	(52)	—	—	398
Commercial construction	133	(15)	—	—	118
Land and land development	212	(4)	—	—	208
Commercial business	1,605	(72)	—	—	1,533
SBA commercial business	1,425	151	(33)	12	1,555
Consumer	615	64	(90)	29	618
	$20,685	$(357)	$(123)	$279	$20,484

March 31, 2024:
Residential real estate	$5,688	$686	$—	$7	$6,381
Commercial real estate	1,797	(152)	—	—	1,645
Single tenant net lease	4,080	(316)	—	—	3,764
SBA commercial real estate	2,871	—	—	1	2,872
Multifamily	321	89	—	—	410
Residential construction	304	47	—	—	351
Commercial construction	384	47	—	—	431
Land and land development	197	(23)	—	—	174
Commercial business	1,222	288	(26)	—	1,484
SBA commercial business	1,499	(49)	(21)	5	1,434
Consumer	426	96	(101)	25	446
	$18,789	$713	$(148)	$38	$19,392

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for credit losses by portfolio segment for the six months ended March 31, 2025 and 2024:

	Beginning	Adoption of	Provisions			Ending
	Balance	ASC 326	(Credits)	Charge-Offs	Recoveries	Balance

	(In thousands)
March 31, 2025:
Residential real estate	$7,485	$—	$(564)	$—	$—	$6,921
Commercial real estate	1,744	—	(21)	(6)	—	1,717
Single tenant net lease	4,038	—	(584)	—	—	3,454
SBA commercial real estate	3,100	—	415	(105)	286	3,696
Multifamily	341	—	(75)	—	—	266
Residential construction	405	—	(7)	—	—	398
Commercial construction	165	—	(47)	—	—	118
Land and land development	204	—	4	—	—	208
Commercial business	1,657	—	(124)	—	—	1,533
SBA commercial business	1,550	—	22	(67)	50	1,555
Consumer	605	—	133	(168)	48	618
	$21,294	$—	$(848)	$(346)	$384	$20,484

March 31, 2024:
Residential real estate	$4,641	$1,037	$695	$—	$8	$6,381
Commercial real estate	1,777	255	(387)	—	—	1,645
Single tenant net lease	3,810	222	(268)	—	—	3,764
SBA commercial real estate	1,922	511	379	(2)	62	2,872
Multifamily	268	(21)	163	—	—	410
Residential construction	434	(226)	143	—	—	351
Commercial construction	282	43	106	—	—	431
Land and land development	307	(74)	(59)	—	—	174
Commercial business	1,714	(495)	291	(26)	—	1,484
SBA commercial business	1,247	160	23	(24)	28	1,434
Consumer	498	17	97	(209)	43	446
	$16,900	$1,429	$1,183	$(261)	$141	$19,392

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents the amortized cost basis of loans on nonaccrual and loans past due 90 or more days and still accruing interest. Also presented is the balance of loans on nonaccrual status at March 31, 2025 and September 30, 2024 for which there was no related allowance for credit losses. The Company recognized no interest income related to nonaccrual loans for the three - and six-month periods ended March 31, 2025.

	At March 31, 2025			At September 30, 2024
		Nonaccrual			Nonaccrual
		Loans with			Loans with
	Total	No Allowance	Loans 90+	Total	No Allowance	Loans 90+
	Nonaccrual	For Credit	Days Past Due	Nonaccrual	For Credit	Days Past Due
	Loans	Loses	Still Accruing	Loans	Loses	Still Accruing

	(In thousands)			(In thousands)

Residential real estate	$5,714	$4,343	$—	$4,583	$3,479	$—
Commercial real estate	849	792	—	619	496	—
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	2,776	126	—	8,159	5,648	—
Multifamily	235	235	—	263	263	—
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—
Commercial business	900	181	—	1,335	382	—
SBA commercial business	1,919	578	—	1,858	257	—
Consumer	327	322	—	125	119	—

Total	$12,720	$6,577	$—	$16,942	$10,644	$—

The following table presents the amortized cost basis of collateral dependent loans by collateral type, which are individually evaluated to determine expected credit losses. Other collateral represents business assets including equipment, accounts receivable and other assets, except for the case of consumer loans, which are collateralized by consumer non-real estate assets:

	March 31, 2025			September 30, 2024
	Real Estate	Other	Total	Real Estate	Other	Total

	(In thousands)			(In thousands)
Residential real estate	$5,714	$—	$5,714	$4,583	$—	$4,583
Commercial real estate	849	—	849	619	—	619
SBA commercial real estate	2,776	—	2,776	8,159	—	8,159
Multifamily	235	—	235	263	—	263
Commercial business	—	900	900	—	1,335	1,335
SBA commercial business	—	1,919	1,919	—	1,858	1,858
Consumer	—	327	327	—	125	125
	$9,574	$3,146	$12,720	$13,624	$3,318	$16,942

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of past due loans at March 31, 2025:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$4,611	$766	$3,926	$9,303	$601,135	$610,438
Commercial real estate	41	—	613	654	200,017	200,671
Single tenant net lease	—	—	—	—	753,727	753,727
SBA commercial real estate	142	47	2,420	2,609	56,449	59,058
Multifamily	—	—	—	—	34,581	34,581
Residential construction	232	—	—	232	39,378	39,610
Commercial construction	—	—	—	—	5,910	5,910
Land and land development	11	—	—	11	15,329	15,340
Commercial business	796	—	—	796	121,410	122,206
SBA commercial business	132	49	1,498	1,679	16,509	18,188
Consumer	227	—	238	465	39,593	40,058

Total	$6,192	$862	$8,695	$15,749	$1,884,038	$1,899,787

The following table presents the aging of past due loans at September 30, 2024:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$2,490	$804	$2,053	$5,347	$664,664	$670,011
Commercial real estate	94	190	496	780	204,067	204,847
Single tenant net lease	—	—	—	—	750,642	750,642
SBA commercial real estate	257	466	4,252	4,975	50,582	55,557
Multifamily	—	—	—	—	37,763	37,763
Residential construction	—	—	—	—	53,237	53,237
Commercial construction	—	—	—	—	9,172	9,172
Land and land development	—	—	—	—	17,678	17,678
Commercial business	23	1	33	57	124,582	124,639
SBA commercial business	61	105	436	602	17,740	18,342
Consumer	165	—	32	197	42,016	42,213

Total	$3,090	$1,566	$7,302	$11,958	$1,972,143	$1,984,101

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

The following tables outline, as of March 31, 2025, the amount of each loan and lease classification and the amount categorized into each risk rating based on fiscal year of origination as well as current period gross charge-offs:

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
								Converted
							Revolving	To Term
(In thousands)	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total

Residential real estate
Pass	45,875	31,223	43,300	44,634	17,038	59,456	363,105	—	604,631
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	2,128	716	1,042	263	340	441	863	—	5,793
Doubtful	—	—	—	—	—	14	—	—	14
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	48,003	31,939	44,342	44,897	17,378	59,911	363,968	—	610,438
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	9,169	20,110	39,221	60,319	19,855	49,643	—	—	198,317
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	613	179	672	890	—	—	2,354
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	9,169	20,110	39,834	60,498	20,527	50,533	—	—	200,671
YTD gross charge-offs	—	—	—	6	—	—	—	—	6

Single tenant net lease
Pass	29,148	33,157	144,059	267,521	70,540	209,302	—	—	753,727
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single tenant net lease	29,148	33,157	144,059	267,521	70,540	209,302	—	—	753,727
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

SBA commercial real estate
Pass	5,029	12,865	7,935	8,551	6,088	12,933	45	—	53,446
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	349	—	372	47	4,844	—	—	5,612
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total SBA commercial real estate	5,029	13,214	7,935	8,923	6,135	17,777	45	—	59,058
YTD gross charge-offs	—	—	—	—	—	105	—	—	105

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
								Converted
							Revolving	to Term
(In thousands)	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total

Multifamily
Pass	—	1,481	4,299	10,919	5,089	12,558	—	—	34,346
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	235	—	—	235
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily	—	1,481	4,299	10,919	5,089	12,793	—	—	34,581
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential construction
Pass	7,728	5,591	17,111	9,180	—	—	—	—	39,610
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential construction	7,728	5,591	17,111	9,180	—	—	—	—	39,610
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial construction
Pass	—	763	629	4,518	—	—	—	—	5,910
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	—	763	629	4,518	—	—	—	—	5,910
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Land and land development
Pass	528	1,104	7,215	4,718	743	1,032	—	—	15,340
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total land and land development	528	1,104	7,215	4,718	743	1,032	—	—	15,340
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
								Converted
							Revolving	to Term
(In thousands)	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total

Commercial business
Pass	9,496	42,391	37,143	20,079	8,649	3,394	—	—	121,152
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	110	—	759	116	44	25	—	—	1,054
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial business	9,606	42,391	37,902	20,195	8,693	3,419	—	—	122,206
YTD gross charge-offs	—	—	-	—	—	—	—	—	—

SBA commercial business
Pass	968	5,705	1,591	620	577	4,854	1,063	—	15,378
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	967	—	—	30	1,813	—	—	2,810
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total SBA commercial business	968	6,672	1,591	620	607	6,667	1,063	—	18,188
YTD gross charge-offs	—	22	—	—	11	34	—	—	67

Consumer
Pass	1,924	3,448	2,569	2,079	196	83	29,524	—	39,823
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	5	—	—	230	—	235
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	1,924	3,448	2,569	2,084	196	83	29,754	—	40,058
YTD gross charge-offs	—	168	—	—	—	—	—	—	168

Total loans
Pass	109,865	157,838	305,072	433,138	128,775	353,255	393,737	—	1,881,680
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	2,238	2,032	2,414	935	1,133	8,248	1,093	—	18,093
Doubtful	—	—	—	—	—	14	—	—	14
Loss	—	—	—	—	—	—	—	—	—
Total loans	112,103	159,870	307,486	434,073	129,908	361,517	394,830	—	1,899,787
YTD gross charge-offs	—	190	—	6	11	139	—	—	346

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

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
								Converted
(In thousands)							Revolving	to Term
	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
Residential real estate
Pass	62,304	39,024	46,036	18,129	11,293	53,407	436,235	—	666,428
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	734	910	273	348	—	601	700	—	3,566
Doubtful	—	—	—	—	—	17	—	—	17
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	63,038	39,934	46,309	18,477	11,293	54,025	436,925	—	670,011
YTD gross charge-offs	36	—	—	1	—	6	125	—	168

Commercial real estate
Pass	21,380	41,689	62,181	21,295	7,727	49,425	—	—	203,697
Special Mention	150	—	—	—	—	—	—	—	150
Substandard	—	619	190	—	22	169	—	—	1,000
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	21,530	42,308	62,371	21,295	7,749	49,594	—	—	204,847
YTD gross charge-offs	—	—	—	—	—	—	—	—	6

Single tenant net lease
Pass	34,819	148,265	273,898	71,361	97,182	125,117	—	—	750,642
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single tenant net lease	34,819	148,265	273,898	71,361	97,182	125,117	—	—	750,642
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

SBA commercial real estate
Pass	9,623	8,543	8,913	6,280	6,843	5,672	98	—	45,972
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	162	143	1,766	7,514	—	—	9,585
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total SBA commercial real estate	9,623	8,543	9,075	6,423	8,609	13,186	98	—	55,557
YTD gross charge-offs	—	—	—	—	10	48	—	—	58

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
								Converted
							Revolving	to Term
	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
Multifamily
Pass	4,995	2,562	11,090	5,207	10,435	3,211	—	—	37,500
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	263	—	—	263
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily	4,995	2,562	11,090	5,207	10,435	3,474	—	—	37,763
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential construction
Pass	10,244	30,903	12,090	—	—	—	—	—	53,237
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential construction	10,244	30,903	12,090	—	—	—	—	—	53,237
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial construction
Pass	335	4,441	4,396	—	—	—	—	—	9,172
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	335	4,441	4,396	—	—	—	—	—	9,172
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Land and land development
Pass	1,538	9,072	4,994	892	313	869	—	—	17,678
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total land and land development	1,538	9,072	4,994	892	313	869	—	—	17,678
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
								Converted
							Revolving	to Term
	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
Commercial business
Pass	39,647	44,764	22,928	10,286	657	4,978	—	—	123,260
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	896	148	44	4	287	—	—	1,379
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial business	39,647	45,660	23,076	10,330	661	5,265	—	—	124,639
YTD gross charge-offs	—	—	—	32	—	2	—	—	34

SBA commercial business
Pass	4,919	2,513	678	665	3,700	2,376	696	—	15,547
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	835	—	—	54	189	1,717	—	—	2,795
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total SBA commercial business	5,754	2,513	678	719	3,889	4,093	696	—	18,342
YTD gross charge-offs	—	—	—	5	5	162	—	—	172

Consumer
Pass	4,508	3,562	2,848	361	152	30	30,627	—	42,088
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	6	—	—	—	119	—	125
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	4,508	3,562	2,854	361	152	30	30,746	—	42,213
YTD gross charge-offs	—	6	—	1	—	—	381	—	388

Total loans
Pass	194,312	335,338	450,052	134,476	138,302	245,085	467,656	—	1,965,221
Special Mention	150	—	—	—	—	—	—	—	150
Substandard	1,569	2,425	779	589	1,981	10,551	819	—	18,713
Doubtful	—	—	—	—	—	17	—	—	17
Loss	—	—	—	—	—	—	—	—	—
Total loans	196,031	337,763	450,831	135,065	140,283	255,653	468,475	—	1,984,101
YTD gross charge-offs	36	6	—	39	15	218	506	—	820

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

There were no new FDMs made or modifications of existing FDMs during the three - and six-months ended March 31, 2025 and 2024.

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

The unpaid principal balance of SBA loans serviced for others was $198.6 million, $194.4 million and $217.6 million at March 31, 2025, September 30, 2024 and March 31, 2024, respectively. Contractually specified late fees and ancillary fees expensed on SBA loans were $4,000 and $2,000 for the three -month periods ended March 31, 2025 and 2024, respectively. Contractually specified late fees and ancillary fees expensed on SBA loans was $15,000 for the six-month period ended March 31, 2025 compared to a credit of $8,000 for the six-months ended March 31, 2024. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $450,000 and $458,000 for the three -month periods ended March 31, 2025 and 2024, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $891,000 and $922,000 for the six-month periods ended March 31, 2025 and 2024, respectively. Net servicing income and costs related to SBA loans are included in other noninterest income in the consolidated statements of income.

An analysis of SBA loan servicing rights for the three - and six-month periods ended March 31, 2025 and 2024 is as follows:

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

	(In thousands)
Balance, beginning of period	$2,599	$2,907	$2,687	$2,950
Servicing rights capitalized	295	278	497	535
Amortization	(133)	(137)	(266)	(280)
Direct write-offs	(75)	(98)	(237)	(315)
Change in valuation allowance	—	—	5	60
Balance, end of period	$2,686	$2,950	$2,686	$2,950

There was no valuation allowance related to SBA loan servicing rights at March 31, 2025. There was a valuation allowance of $5,000 related to SBA loan servicing rights at September 30, 2024.

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

There was no unpaid principal balance of residential mortgage loans serviced for others at March 31, 2025 and September 30, 2024 due to the sale of all of the Company’s residential MSRs during the six-month period ended March 31, 2024, which also resulted in the elimination of custodial escrow balances. There were no custodial escrow balances maintained in connection with loan servicing and other liabilities at March 31, 2025.

Changes in the carrying value of MSRs accounted for at fair value for the three - and six-month periods ended March 31, 2024 were as follows:

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2024	2024

	(In thousands)
Fair value, beginning of period	$709	$59,768
Servicing rights capitalized	—	509
Changes in fair value related to:
Loan repayments	(6)	(672)
Sales	(946)	(59,464)
Gain (Loss) on sale of MSRs	243	(4)
Change in valuation model inputs or assumptions	—	(137)
Balance, end of period	$—	$—

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

The unpaid principal balance of nonresidential mortgage loans serviced for others was $34.6 million, $35.0 million and $40.3 million at March 31, 2025, September 30, 2024 and March 31, 2024, respectively. Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $4,000 and $1,000 for the three - month periods ended March 31, 2025 and 2024, respectively. Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $6,000 and $5,000 for the six-month periods ended March 31, 2025 and 2024, respectively. Contractually specified servicing fees on nonresidential mortgage loans serviced for others are included in other noninterest income in the consolidated statements of income.

An analysis of nonresidential MSRs for the three - and six-month periods ended March 31, 2025 and 2024 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

	(In thousands)
Balance, beginning of period	$62	$95	$67	$101
Servicing rights capitalized	—	—	—	—
Amortization	(4)	(6)	(9)	(12)
Direct write-offs	—	(11)	—	(11)
Change in valuation allowance	—	—	—	—
Balance, end of period	$58	$78	$58	$78

There was no valuation allowance related to nonresidential MSRs at March 31, 2025 and September 30, 2024.

4.	Deposits

Deposits at March 31, 2025 and September 30, 2024 consisted of the following:

	March 31,	September 30,
	2025	2024

	(In thousands)

Noninterest-bearing demand deposits	$185,252	$191,528
NOW accounts	351,121	332,388
Money market accounts	430,857	393,214
Savings accounts	151,857	150,913
Retail time deposits	273,324	303,681
Brokered certificates of deposit	396,770	509,157
Total	$1,789,181	$1,880,881

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Supplemental Disclosure for Net Income Per Share

Net income per share information is presented below for the three - and six-month periods ended March 31, 2025 and 2024.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$5,499	$4,927	$11,724	$5,847
Shares:
Weighted average common shares outstanding, basic	6,875,826	6,832,130	6,861,061	6,828,017

Net income per common share, basic	$0.80	$0.72	$1.71	$0.86

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$5,499	$4,927	$11,724	$5,847
Shares:
Weighted average common shares outstanding, basic	6,875,826	6,832,130	6,861,061	6,828,017
Add: Dilutive effect of outstanding options	75,121	27,481	86,692	21,911
Add: Dilutive effect of restricted stock	9,073	—	14,076	—
Weighted average common shares outstanding, as adjusted	6,960,020	6,859,611	6,961,829	6,849,928

Net income per common share, diluted	$0.79	$0.72	$1.68	$0.85

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

Stock options for 203,325 and 147,825 shares of common stock were excluded from the calculation of diluted net income per common share for the three - and six-month periods ended March 31, 2025, respectively, because their effect was antidilutive. Stock options for 341,572 shares of common stock were excluded from the calculation of diluted net income per common share for the three -and six-month periods ended March 31, 2024, because their effect was antidilutive. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three - and six-month periods ended March 31, 2025 and 2024.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2025 and September 30, 2024.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
March 31, 2025:
Assets Measured – Recurring Basis:
Securities available for sale:
U.S. Treasury notes	$26,248	$—	$—	$26,248
Agency mortgage-backed	—	24,400	—	24,400
Agency CMO	—	22,889	—	22,889
Privately-issued CMO	—	20	234	254
Privately-issued ABS	—	181	77	258
SBA certificates	—	10,792	31	10,823
Municipal bonds	—	156,402	—	156,402
Other	—	—	1,900	1,900
Total securities available for sale	$26,248	$214,684	$2,242	$243,174
Equity securities (included in other assets)	$194	$582	$—	$776

Assets Measured – Nonrecurring Basis:
Collateral dependent loans:
Residential real estate	$—	$—	$1,312	$1,312
Commercial real estate	—	—	53	53
SBA commercial real estate	—	—	1,636	1,636
Commercial business	—	—	675	675
SBA commercial business	—	—	716	716
Total collateral dependent loans	$—	$—	$4,392	$4,392

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six-month period ended March 31, 2025.

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

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three - and six-month periods ended March 31, 2024:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(In thousands)	2024	2024

Beginning balance	$—	$268
Unrealized gains (losses) recognized in earnings, net of settlements	—	(268)

Ending balance	$—	$—

Due to the wind down of the Company’s national Mortgage Banking operation, and the resulting low level of mortgage loan originations and sales, there were no interest rate lock commitments or forward mortgage loan sale commitments as of March 31, 2025.

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. There were no unrealized gains recognized in earnings for the three - and six-month periods ended March 31, 2025 and 2024 attributable to Level 3 derivative assets and liabilities held at the balance sheet date.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At March 31, 2025 and September 30, 2024, the significant unobservable inputs used in the fair value measurement of collateral dependent loans were as follows:

Range of Inputs
	Significant	(Weighted Average)	Range of Inputs (Weighted
	Unobservable	March 31,	Average) September 30,
Financial Instrument	Inputs	2025	2024
Collateral dependent loans	Discount from appraised value	0.0% - 100.0% (16.25%)	0.0% - 100.0% (18.42%)
	Estimated costs to sell	0.0% - 9.0% (8.94%)	6.0% - 6.0% (6.00%)

During the three - and six-month periods ended March 31, 2025, the Company recognized provisions for credit losses on individually evaluated loans of $405,000 and $842,000 respectively. During the three - and six-month periods ended March 31, 2024, the Company recognized provisions for credit losses on individually evaluated loans of $403,000 and $1.0 million, respectively.

SBA and Nonresidential Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At March 31, 2025, there were no SBA loan servicing rights measured at fair value. At September 30, 2024, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value were as follows:

	Significant	Range of Inputs (Weighted
	Unobservable	Average) September 30,
Financial Instrument	Inputs	2024
SBA loan servicing rights	Discount rate	7.57% - 25.00% (11.75%)
	Prepayment speed	9.67% - 29.11% (19.06%)

Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company reversed impairment charges of $5,000 and $60,000 on SBA loan servicing rights for the six-month periods ended March 31, 2025 and 2024, respectively. The Company did not record any impairment charges on SBA loan servicing rights for the three -month periods ended March 31, 2025 and 2024.

There were no transfers into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three - and six-month periods ended March 31, 2025.

At March 31, 2025. the Company had one available for sale other investment security (subordinated debt issued by another financial institution) in Level 3 in the fair value hierarchy. The significant unobservable input used in the fair value measurement of available for sale investment securities was as follows:

	Significant
	Unobservable	March 31,	September 30,
Financial Instrument	Inputs	2025	2024
Other investment security	Discount rate	9.00%	9.15%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents a reconciliation of available for sale investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three - and six-month periods ended March 31, 2025 and 2024:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

	(In thousands)
Beginning balance	$2,270	$—	$2,228	$—
Transfers from Level 2 to Level 3	—	1,200	—	1,200
Change in value	(28)	—	14	—
Balance, end of period	$2,242	$1,200	$2,242	$1,200

There were no available for sale investment securities transferred into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three - and six-month period ended March 31, 2025.

There was one available for sale security with a fair value of $1.2 million transferred into the Company’s Level 3 financial assets on the fair value hierarchy for the three - and six-month periods ended March 31, 2024.

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition date of an eligible financial asset or financial liability, and may not be revoked once made.

Prior to the winddown of the Company’s national mortgage banking operation, the Company had elected the fair value option for a portion of its residential mortgage loans held for sale. At March 31, 2025 and September 30, 2024, there were no mortgage loans held for sale carried at fair value.

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three - and six-month periods ended March 31, 2025 and 2024:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2025	2024	2025	2024

Gains (losses) – included in mortgage banking income	$—	$993	$—	$(36)
Interest income	4	73	7	366

	$4	$1,066	$7	$330

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

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
March 31, 2025:
Financial assets:
Cash and due from banks	$20,154	$20,154	$—	$—
Interest-bearing deposits with banks	8,529	8,529	—	—
Interest-bearing time deposits	490	—	490	—
Securities held to maturity	910	—	26	890
Residential mortgage loans held for sale	36,395	—	—	36,735
SBA loans held for sale	24,844	—	—	27,388
Loans, net	1,880,176	—	—	1,784,420
FRB and FHLB stock	24,986	N/A	N/A	N/A
Accrued interest receivable	11,338	—	11,338	—

Financial liabilities:
Noninterest-bearing deposits	185,252	185,252	—	—
Interest-bearing deposits	1,603,929	—	—	1,602,967
Borrowings from FHLB	325,310	—	323,110	—
Subordinated notes	48,682	—	47,757	—
Accrued interest payable	8,141	—	8,141	—
Advance payments by borrowers for taxes and insurance	911	—	911	—

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2024:
Financial assets:
Cash and due from banks	$39,393	$39,393	$—	$—
Interest-bearing deposits with banks	12,749	12,749	—	—
Interest-bearing time deposits	490	—	490	—
Securities held to maturity	1,040	—	29	1,023
SBA loans held for sale	25,716	—	28,375	—
Loans, net	1,963,852	—	—	1,892,241
FRB and FHLB stock	24,986	N/A	N/A	N/A
Accrued interest receivable	11,376	—	11,376	—
Nonresidential mortgage loan servicing rights	67	—	—	67

Financial liabilities:
Noninterest-bearing deposits	191,528	191,528	—	—
Interest-bearing deposits	1,689,353	—	—	1,688,980
Borrowings from FHLB	301,640	—	299,259	—
Subordinated note	48,603	—	47,760	—
Accrued interest payable	13,384	—	13,384	—
Advance payments by borrowers for taxes and insurance	931	—	931	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 610,089 shares of Company common stock at a cost of $3.33 per share (both as adjusted for the three - for-one stock split effective September 15, 2021) financed by a term loan with the Company. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three - and six-month periods ended March 31, 2025 and 2024. The ESOP trust held 250,956 and 262,176 shares of Company common stock at March 31, 2025 and September 30, 2024, respectively.

8.	Stock Based Compensation Plans

The Company maintains four equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan  (“2010 Plan”), approved by the Company’s shareholders in February 2010; the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016; the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021; and the 2025 Equity Incentive Plan (“2025 Plan”) approved by the Company’s shareholders in February 2025.  Upon stockholder approval of the 2025 Plan, no further awards will be granted under the 2010 Plan, 2016 Plan or 2021 Plan and these plans shall remain in existence solely for the purpose of administering outstanding grants thereunder. The 2025 Plan provides for the award of restricted stock and the aggregate number of shares of the Company’s common stock available for issuance under the 2025 Plan may not exceed 138,000 shares.  As of March 31, 2025, no shares had been granted under the 2025 Plan as of March 31, 2025; however, in April 2025, the Company granted 55,895 restricted shares to officers and key employees, which will vest over a five-year period.  The Company generally issues new shares under Plans from its authorized but unissued shares.  The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The fair value of options granted during the six-month periods ended March 31, 2025 and 2024 were determined using the following assumptions:

	2025	2024
Expected dividend yield	2.55%	3.74%
Risk-free interest rate	4.36%	4.44%
Expected volatility	29.70%	28.36%
Expected life of options	6.9 years	6.9 years
Weighted average fair value at grant date	$8.44	$3.55

A summary of stock option activity as of March 31, 2025, and changes during the six-month period then ended is presented below.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Dollars in thousands, except exercise price data)

Outstanding at beginning of period	459,547	$20.10
Granted	21,075	29.00
Exercised	(38,307)	16.56
Forfeited or expired	(8,205)	—
Outstanding at end of period	434,110	$19.43	4.1	$1,694
Exercisable at end of period	286,571	$20.23	4.6	$1,679

There were 38,307 stock options exercised during the six-month period ended March 31, 2025. There were no stock options exercised during the six-month period ended March 31, 2024. The Company recognized compensation expense related to stock options of $92,000 and $176,000 for the three - and six-month periods ended March 31, 2025, respectively. The Company recognized compensation expense related to stock options of $78,000 and $153,000 for the three - and six-month periods ended March 31, 2024, respectively. At March 31, 2025, there was $712,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 2.86 years. There was $572,000 in cash received and $48,000 in tax benefit from the exercise of stock options during the six-month period ended March 31, 2025. There was no cash received and no tax benefit from exercise during the six-month period ended March 31, 2024 due to no options being exercised during the period.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three - and six-month periods ended March 31, 2025 was $111,000 and $216,000, respectively. Compensation expense related to restricted stock recognized for the three - and six-month periods ended March 31, 2024 was $98,000 and $195,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of March 31, 2025 and changes during the six-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2024	57,433	$21.64
Granted	6,090	$29.00
Vested	(17,903)	$21.80
Forfeited	—	—
Nonvested at March 31, 2025	45,620	$22.55

There were 17,903 restricted shares vested during the six-month period ended March 31, 2025 with a total fair value of $519,000. There were 16,158 restricted shares that vested during the six-month period ended March 31, 2024 with a total fair value of $244,000. At March 31, 2025, there was $862,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 2.79 years.

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

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements. However, the Company has not elected to offset such financial instruments in the consolidated balance sheets. The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets. At March 31, 2025 and September 30, 2024, the Company had no cash collateral posted with derivative counterparties against its derivative obligations.

As of March 31, 2025 and September 30, 2024, the Company had no derivative financial instruments due to the wind down of the national mortgage banking operation.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three - and six-month periods ended March 31, 2024 is as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(In thousands)	2024	2024

Interest rate lock commitments	$—	$(268)
Forward mortgage loan sale contracts	—	354

	$—	$86

There was no income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three - and six - month periods ended March 31, 2025.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was 2.50% for 2024 and 2023. The Bank met all capital adequacy requirements to which it was subject as of March 31, 2025 and September 30, 2024.

As of March 31, 2025, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2025:

Total capital (to risk-weighted assets):
Consolidated	$250,280	13.08%	$153,125	8.00%	N/A	N/A
Bank	236,306	12.36	152,969	8.00	$191,211	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$189,111	9.88%	$114,844	6.00%	N/A	N/A
Bank	215,819	11.29	114,727	6.00	$152,969	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$189,111	9.88%	$86,133	4.50%	N/A	N/A
Bank	215,819	11.29 	86,045	4.50	$124,287	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$189,111	7.96%	$95,081	4.00%	N/A	N/A
Bank	215,819	9.08	95,025	4.00	$118,782	5.00%

As of September 30, 2024:

Total capital (to risk-weighted assets):
Consolidated	$244,214	12.53%	$155,976	8.00%	N/A	N/A
Bank	242,041	12.42	155,946	8.00	$194,932	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$179,325	9.20%	$116,982	6.00%	N/A	N/A
Bank	221,755	11.38	116,959	6.00	$155,946	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$179,325	9.20%	$87,737	4.50%	N/A	N/A
Bank	221,755	11.38	87,720	4.50	$126,706	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$179,325	7.42%	$96,607	4.00%	N/A	N/A
Bank	221,755	9.18	96,590	4.00	$120,737	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. This standard requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period.  The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.  The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

The following segment financial information has been derived from the internal financial statements of the Company which are used by management to monitor and manage financial performance. The accounting policies of these segments are the same as those of the Company (dollars in thousands).

	Core	SBA	Consolidated
	Banking	Lending	Totals
Three Months Ended March 31, 2025:
Net interest income	$14,259	$1,732	$15,991
Provision (credit) for credit losses – loans	(540)	183	(357)
Provision for unfunded lending commitments	35	88	123
Credit for credit losses – securities	(1)	—	(1)
Total provision (credit) for credit losses	(506)	271	(235)
Net interest income after provision	14,765	1,461	16,226
Net gains on sales of loans, SBA	—	1,078	1,078
Mortgage banking income	104	—	104
Noninterest income	2,242	1,318	3,560
Noninterest expense	11,486	2,212	13,698
Income before taxes	5,521	567	6,088
Income tax expense	452	137	589
Segment profit	5,069	430	5,499
Non-cash items:
Depreciation and amortization	566	2	568
Segment assets at March 31, 2025	2,270,552	105,678	2,376,230

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core	SBA	Consolidated
	Banking	Lending	Totals
Six Months Ended March 31, 2025:
Net interest income	$28,015	$3,438	$31,453
Provision (credit) for credit losses - loans	(1,286)	438	(848)
Provision (credit) for unfunded lending commitments	(40)	209	169
Credit for credit losses – securities	(7)	—	(7)
Total provision (credit) for credit losses	(1,333)	647	(686)
Net interest income after provision	29,348	2,791	32,139
Net gains on sales of loans, SBA	—	1,789	1,789
Mortgage banking income	182	—	182
Noninterest income	7,495	2,168	9,663
Noninterest expense	24,060	4,581	28,641
Income before taxes	12,783	378	13,161
Income tax expense	1,345	92	1,437
Segment profit	11,438	286	11,724
Non-cash items:
Depreciation and amortization	1,154	3	1,157
Segment assets at March 31, 2025	2,270,552	105,678	2,376,230

	Core	SBA	Consolidated
	Banking	Lending	Totals
Three Months Ended March 31, 2024:
Net interest income	$13,469	$869	$14,338
Provision (credit) for credit losses – loans	762	(49)	713
Credit for unfunded lending commitments	(113)	(146)	(259)
Provision for credit losses - securities	23	—	23
Total provision (credit) for credit losses	672	(195)	477
Net interest income after provision	12,797	1,064	13,861
Net gains on sales of loans, SBA	—	951	951
Mortgage banking income	53	—	53
Noninterest income	2,537	1,173	3,710
Noninterest expense	10,093	1,685	11,778
Income before taxes	5,241	552	5,793
Income tax expense	729	137	866
Segment profit	4,512	415	4,927
Non-cash items:
Depreciation and amortization	592	1	593
Segment assets at March 31, 2024	2,279,791	85,192	2,364,983

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core	SBA	Consolidated
	Banking	Lending	Totals
Six Months Ended March 31, 2024:
Net interest income	$26,579	$1,872	$28,451
Provision for credit losses – loans	781	402	1,183
Credit for unfunded lending commitments	(180)	(137)	(317)
Provision for credit losses – securities	23	—	23
Total provision for credit losses	624	265	889
Net interest income after provision	25,955	1,607	27,562
Net gains on sales of loans, SBA	—	1,785	1,785
Mortgage banking income	142	—	142
Noninterest income	4,316	2,176	6,492
Noninterest expense	23,986	3,831	27,817
Income (loss) before taxes	6,285	(48)	6,237
Income tax expense	384	6	390
Segment profit (loss)	5,901	(54)	5,847
Non-cash items:
Depreciation and amortization	1,198	3	1,201
Segment assets at March 31, 2024	2,279,791	85,192	2,364,983

13.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three - and six-month periods ended March 31, 2025 and 2024:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

	(In thousands)
In Scope for ASC 606
Service charges on deposit accounts	$541	$387	$1,108	$860
ATM and interchange fees	632	585	1,297	1,034
Commission income	255	220	465	442
Other	30	31	56	56
Revenue from contracts with customers	1,458	1,223	2,926	2,392

Out of Scope for ASC 606
Net unrealized gain on equity securities	47	6	125	44
Gain on sale of equity securities	—	—	403	—
Gain on sale of SBA loans	1,078	951	1,789	1,785
Net gain on sale of loans, home equity line of credit	—	—	2,492	—
Mortgage banking income	104	53	182	142
Increase in cash value of life insurance	380	333	741	662
Real estate lease income	122	115	243	230
Other income	371	1,029	762	1,237
Other noninterest income	2,102	2,487	6,737	4,100

Total noninterest income	$3,560	$3,710	$9,663	$6,492

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

14.Mortgage Banking Income

The components of mortgage banking income for the three - and six-month periods ended March 31, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

	(In thousands)

Origination and sale of mortgage loans (1)	$44	$(991)	$59	$(1,202)
Mortgage brokerage income	10	1	27	31
Net change in fair value of loans held for sale and interest rate lock commitments	—	993	—	(304)
Realized and unrealized gains (losses) from Forward sales commitments	—	—	—	354
Capitalized residential mortgage loan servicing rights	—	—	—	509
Net change in fair value of residential mortgage loan servicing rights	—	(6)	—	(809)
Provisions for loan repurchases and indemnifications	50	(37)	93	19
Net loan servicing income	—	93	3	1,544
Total mortgage banking income	$104	$53	$182	$142
(1)	Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.

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

Critical Accounting Policies; Critical Accounting Estimates

During the six-month period ended March 31, 2025, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K, for the year ended September 30, 2024.

Comparison of Financial Condition at March 31, 2025 and September 30, 2024

Cash and Cash Equivalents. Cash and cash equivalents decreased $23.5 million from $52.1 million at September 30, 2024 to $28.7 million at March 31, 2025. Excess cash was used to pay down brokered deposits during the period.

Loans. Net loans receivable decreased $83.7 million, from $1.96 billion at September 30, 2024 to $1.88 billion at March 31, 2025, due primarily to the $87.2 million bulk sale of residential real estate home equity line of credit loans during the period.

Loans Held for Sale. Loans held for sale increased $35.5 million, from $25.7 million at September 30, 2024 to $61.2 million at March 31, 2025, primarily due to an increase in residential mortgage loans held for sale of $36.4 million. The increase in residential mortgage loans held for sale is primarily due to an increase in home equity line of credit loans held for sale during the period.

Securities Available for Sale. Securities available for sale decreased $5.5 million, from $248.7 million at September 30, 2024 to $243.2 million at March 31, 2025, due to net decreases in fair value of $10.4 million, calls and maturities of $3.4 million and principal repayments of $3.1 million, partially offset by purchases of $11.5 million. The decreases in fair value were primarily due to increasing long term market interest rates during the six-months ended March 31, 2025, which resulted in a decrease in the fair value of debt securities available for sale.

Securities Held to Maturity. Investment securities held to maturity decreased $130,000 due primarily to calls and maturities during the period.

Deposits. Total deposits decreased $91.7 million from $1.88 billion at September 30, 2024 to $1.79 billion at March 31, 2025, primarily due to a decrease in brokered deposits of $112.4 million, partially offset by increases in money market accounts and interest-bearing demand deposit accounts of $37.6 million and $18.7 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FHLB Borrowings. Borrowings from the FHLB increased $23.7 million, from $301.6 million at September 30, 2024 to $325.3 million at March 31, 2025. Borrowings were utilized in place of brokered deposits, which decreased as noted under Deposits.

Stockholders’ Equity. Stockholders’ equity increased $2.1 million from $177.1 million at September 30, 2024 to $179.2 million at March 31, 2025, due primarily to a $9.6 increase in retained net income, partially offset by a $8.2 million increase in accumulated other comprehensive loss. At March 31, 2025 and September 30, 2024, the Bank was considered “well-capitalized” under applicable regulatory capital guidelines.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Overview. The Company reported net income of $5.5 million, or $0.79 per diluted share, for the three-month period ended March 31, 2025 compared to net income of $4.9 million, or $0.72 per diluted share, for the three-month period ended March 31, 2024.

Net Interest Income. Net interest income increased $1.7 million, or 11.6%, for the three-month period ended March 31, 2025 as compared to the same period in 2024. Average interest-earning assets increased $22.7 million and average interest-bearing liabilities increased $37.9 million when comparing the two periods. The tax-equivalent net interest margin was 2.93% for 2025 compared to 2.66% for 2024.

Total interest income increased $807,000 when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $22.7 million, from $2.22 billion for 2024 to $2.25 billion for 2025, and an increase in the average tax equivalent yield on interest-earning assets from 5.48% for 2024 to 5.57% for 2025. The increase in the average balance of interest-earning assets was due primarily to a $31.7 million increase in the average balance of total loans.

Total interest expense decreased $846,000 due to a decrease in the average cost of interest-bearing liabilities from 3.25% for 2024 to 3.01% for 2025, partially offset by an increase in the average balance of interest-bearing liabilities of $37.9 million, from $1.93 billion for 2024 to $1.97 billion for 2025. The decrease in the average cost of interest-bearing liabilities for 2025 was due primarily to lower rates for brokered deposits and money market deposit accounts as a result of decreased market interest rates and resulting lower short term U.S. Treasury rates.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended March 31, 2025 and 2024. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Three Months Ended March 31,
	2025			2024
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$11,851	$168	5.67%	$24,587	$261	4.25%
Loans (1)	1,946,338	27,998	5.75	1,914,609	27,133	5.67
Investment securities – taxable	102,744	921	3.59	102,699	924	3.60
Investment securities – nontaxable (1)	161,579	1,719	4.26	157,960	1,662	4.21
FRB and FHLB stock	24,986	511	8.18	24,986	499	7.99
Total interest-earning assets	2,247,498	31,317	5.57	2,224,841	30,479	5.48

Noninterest-earning assets	116,722			116,672
Total assets	$2,364,220			$2,341,513

Liabilities and equity:
NOW accounts	$349,866	$690	0.79%	$313,299	$525	0.67%
Money market deposit accounts	409,864	3,637	3.55	327,897	3,076	3.75
Savings accounts	150,895	50	0.13	161,844	52	0.13
Time deposits	742,433	7,692	4.14	745,972	8,893	4.77
Total interest-bearing deposits	1,653,058	12,069	2.92	1,549,012	12,546	3.24

FHLB borrowings	266,975	2,001	3.00	333,275	2,298	2.76
Subordinated debt and other borrowings	48,656	762	6.26	48,497	833	6.87
Total interest-bearing liabilities	1,968,689	14,832	3.01	1,930,784	15,677	3.25

Noninterest-bearing deposits	181,266			196,340
Other noninterest-bearing liabilities	34,612			49,565
Total liabilities	2,184,567			2,176,689

Total stockholders’ equity	179,653			164,824

Total liabilities and equity	$2,364,220			$2,341,513
Net interest income (taxable equivalent basis)		16,485			14,802
Less: taxable equivalent adjustment		(494)			(464)
Net interest income		$15,991			$14,338
Interest rate spread (taxable equivalent basis)			2.56%			2.23%
Net interest margin (taxable equivalent basis)			2.93%			2.66%
Average interest-earning assets to average interest-bearing liabilities			114.16%			115.23%

(1) Item impacted by tax equivalent adjustment

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended March 31, 2025 and 2024. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended March 31, 2025
	Compared to
	Three Months Ended March 31, 2024
	Increase (Decrease)
	Due to
	Rate	Volume	Net

	(In thousands)
Interest income:
Interest-bearing deposits with banks	$65	$(158)	$(93)
Loans	412	453	865
Investment securities - taxable	(3)	—	(3)
Investment securities - nontaxable	19	38	57
FRB and FHLB stock	12	—	12
Total interest-earning assets	505	333	838

Interest expense:
Deposits	(1,278)	801	(477)
Borrowings from FHLB	180	(477)	(297)
Subordinated debt	(74)	3	(71)
Total interest-bearing liabilities	(1,172)	327	(845)

Net increase in net interest income (taxable equivalent basis)	$1,677	$6	$1,683

Provision for Credit Losses. The Company recognized a credit for credit losses for loans and securities of $357,000 and $1,000, respectively, and a provision for unfunded lending commitments of $123,000 for the three months ended March 31, 2025, compared to a provision for credit losses for loans and securities of $713,000 and $23,000, respectively, and a credit for unfunded lending commitments of $259,000 for the same period in 2024. The credit for credit losses for loans during the 2025 period was due primarily to a decrease in qualitative reserve. The provision for credit losses on loans for the 2024 period was primarily due to loan growth during the period.

The Company recognized net recoveries of $156,000 for the three-month period ended March 31, 2025 compared to net charge-offs of $110,000 for the same period in 2024.

Noninterest Income. Noninterest income decreased $150,000 for the three-month period ended March 31, 2025 as compared to the same period in 2024. The decrease was due primarily to a $539,000 decrease in other income, partially offset by a $154,000 increase in service charges on deposit accounts and a $127,000 increase in net gain on sales of SBA loans. The decrease in other income in 2025 was primarily due to $492,000 gain on the sale of mortgage servicing rights during the 2024 period with no corresponding amount for 2025.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest Expense. Noninterest expense increased $1.9 million for the three-month period ended March 31, 2025 as compared to the same period in 2024. The increase was due primarily to increases in compensation and benefits and other operating expenses of $940,000 and $948,000, respectively. The increase in compensation and benefits was primarily due to an increase in bonus and incentive accruals in 2025. The increase in other operating expenses was primarily due a $656,000 reversal of accrued loss contingencies for SBA-guaranteed loans in the 2024 period compared to a reversal of $41,000 for the same period in 2025 and an adjustment to the valuation allowance related to the sale of residential mortgage servicing rights of $247,000 in 2024 with no corresponding amount in 2025.

Income Tax Expense. The Company recognized income tax expense of $589,000 for the three-month period ended March 31, 2025 as compared to $866,000 for the same period in 2024. The decrease is due primarily to greater utilization of investment tax credits in the 2025 period. The effective tax rate for 2025 was 9.7% compared to 14.9% for 2024. The effective tax rate is well below the statutory tax rate of 21% primarily due to the recognition of investment tax credits related to solar projects in both the 2025 and 2024 periods.

Results of Operations for the Six Months Ended March 31, 2025 and 2024

Overview. The Company reported net income of $11.7 million, or $1.68 per diluted share, for the six-month period ended March 31, 2025 compared to net income of $5.8 million, or $0.85 per diluted share, for the six-month period ended March 31, 2024.

Net Interest Income. Net interest income increased $3.0 million, or 10.6%, for the six-month period ended March 31, 2025 as compared to the same period in 2024. Average interest-earning assets increased $88.1 million and average interest-bearing liabilities increased $97.8 million when comparing the two periods. The tax-equivalent net interest margin was 2.84% for 2025 compared to 2.67% for 2024.

Total interest income increased $4.6 million when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $88.1 million, from $2.20 billion for 2024 to $2.28 billion for 2025, and an increase in the average tax equivalent yield on interest-earning assets from 5.43% for 2024 to 5.63% for 2025. The increase in the average balance of interest-earning assets was due primarily to a $92.6 million increase in the average balance of total loans.

Total interest expense increased $1.6 million due to an increase in the average balance of interest-bearing liabilities of $97.8 million, from $1.90 billion for 2024 to $2.00 billion for 2025, and an increase in the average cost of interest-bearing liabilities from 3.17% for 2024 to 3.18% for 2025.

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the six-month periods ended March 31, 2025 and 2024. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Six Months Ended March 31,
	2025			2024
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$16,527	$378	4.57%	$22,457	$510	4.54%
Loans (2)	1,978,560	57,615	5.82	1,885,976	53,287	5.65
Investment securities – taxable	102,348	1,835	3.59	103,316	1,866	3.61
Investment securities – nontaxable (2)	161,251	3,434	4.26	158,839	3,349	4.22
FRB and FHLB stock	24,986	1,004	8.04	24,977	573	4.59
Total interest-earning assets	2,283,672	64,266	5.63	2,195,565	59,585	5.43

Noninterest-earning assets	118,222			127,297
Total assets	$2,401,894			$2,322,862

Liabilities and equity:
NOW accounts	$346,710	$1,479	0.85%	$324,882	$1,240	0.76%
Money market deposit accounts	403,362	7,350	3.64	310,943	5,644	3.63
Savings accounts	151,000	98	0.13	164,045	111	0.14
Time deposits	761,134	16,748	4.40	668,893	15,541	4.65
Total interest-bearing deposits	1,662,206	25,675	3.09	1,468,763	22,536	3.07

FHLB borrowings	291,546	4,618	3.17	387,324	6,067	3.13
Subordinated debt and other borrowings	48,636	1,526	6.28	48,477	1,617	6.67
Total interest-bearing liabilities	2,002,388	31,819	3.18	1,904,564	30,220	3.17

Noninterest-bearing deposits	184,919			212,307
Other noninterest-bearing liabilities	36,316			47,612
Total liabilities	2,223,623			2,164,483

Total stockholders’ equity	178,271			158,379

Total liabilities and equity	$2,401,894			$2,322,862
Net interest income (taxable equivalent basis)		32,447			29,365
Less: taxable equivalent adjustment		(994)			(914)
Net interest income		$31,453			$28,451
Interest rate spread (taxable equivalent basis)			2.45%			2.26%
Net interest margin (taxable equivalent basis)			2.84%			2.67%
Average interest-earning assets to average interest-bearing liabilities			114.05%			115.28%

(2) Item impacted by tax equivalent adjustment

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the six-month periods ended March 31, 2025 and 2024. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended March 31, 2025
	Compared to
	Three Months Ended March 31, 2024
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$3	$(135)	$(132)
Loans	1,673	2,655	4,328
Investment securities – taxable	(13)	(18)	(31)
Investment securities – nontaxable	34	51	85
FRB and FHLB stock	431	—	431
Total interest-earning assets	2,128	2,553	4,681

Interest expense:
Deposits	160	2,979	3,139
Borrowings from FHLB	60	(1,509)	(1,449)
Subordinated debt	(96)	5	(91)
Total interest-bearing liabilities	124	1,475	1,599

Net increase in net interest income (taxable equivalent basis)	$2,004	$1,078	$3,082

Provision for Credit Losses. The Company recognized a credit for credit losses for loans and securities of $848,000 and $7,000, respectively, and a provision for unfunded lending commitments of $169,000 for the six months ended March 31, 2025, compared to a provision for credit losses for loans and securities of $1.2 million and $23,000, respectively, and a credit for unfunded lending commitments of $317,000 for the same period in 2024. Nonperforming loans, which consist of nonaccrual loans and loans over 90 days past due and still accruing interest, decreased $4.2 million from $16.9 million at September 30, 2024 to $12.7 million at March 31, 2025.

The Company recognized net recoveries of $38,000 for the six-month period ended March 31, 2025 compared to net charge-offs of $119,000 for the same period in 2024.

Noninterest Income. Noninterest income increased $3.2 million for the six-month period ended March 31, 2025 as compared to the same period in 2024. The increase was due primarily to a $2.5 million net gain on sale of loans due to the bulk sale of home equity lines of credit and $403,000 in net gains on the sale of equity securities during the six months ended March 31, 2025 with no corresponding gains for 2024, partially offset by a $508,000 decrease in other income due to a $495,000 gain recognized on the sale of mortgage servicing rights during the six months ended March 31, 2024 with no corresponding amount for 2025.

Noninterest Expense. Noninterest expense increased $824,000 for the six-month period ended March 31, 2025 as compared to the same period in 2024. The increase was due primarily to increases in other operating expenses and compensation and benefits of $962,000 and $453,000, respectively, partially offset by decreases in professional fees and occupancy and equipment of $454,000 and $380,000, respectively. The increase in other operating expenses was due primarily to a $721,000 reversal of accrued loss contingencies for SBA-guaranteed loans in 2024 compared to a reversal of $148,000 in 2025, a $400,000 sick pay accrual recognized in 2025 with no corresponding amount in 2024, and a decrease of $180,000 in 2025 to reverse previously accrued litigation expenses. The increase in compensation and benefits is primarily due to an increase in bonus and incentive accruals in 2025 compared to 2024. The decrease in

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

professional fees and occupancy and equipment is primarily due to the cessation of national mortgage banking operations in the quarter ended December 31, 2023.

Income Tax Expense. The Company recognized income tax expense of $1.4 million for the six-month period ended March 31, 2025 as compared to $390,000 for the same period in 2024. The increase is due primarily to higher taxable income in the 2025 period, including the aforementioned net gain on sale of loans. The effective tax rate for 2025 was 10.9% compared to 6.3%. The effective tax rate is well below the statutory tax rate of 21% primarily due to the recognition of investment tax credits related to solar projects in both the 2025 and 2024 periods.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2025, the Bank had cash and cash equivalents of $28.7 million and securities available-for-sale with a fair value of $243.2 million, including $133.6 million that are unpledged. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on federal funds purchased lines of credit facilities with other financial institutions, additional collateral eligible for repurchase agreements and borrowing capacity with the Federal Reserve Discount Window. At March 31, 2025, the Bank had the ability to borrow a total of $800.0 million from the FHLB, of which $325.3 million was borrowed and outstanding. In addition, the Bank had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at March 31, 2025. The Bank also had three other federal funds line of credit facilities with other financial institutions from which we had the ability to borrow the lesser of $5.0 million or 50% of the Bank’s equity capital, $22 million and $15 million, respectively. The Bank did not have any outstanding federal funds purchased at March 31, 2025. At March 31, 2025 the Bank had the ability to borrow up to $52.7 million from the Federal Reserve using the Discount Window. The Bank had no Federal Reserve borrowings at March 31, 2025.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. If these maturing deposits do not remain with the Bank, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. As of March 31, 2025, deposits exceeding the FDIC insurance limit of $250,000 per insured account were estimated to be $568.9 million, or 31.8% of total deposits. When excluding Indiana public funds accounts, total uninsured deposits were estimated to be $270.3 million, or 15.1% of total deposits, as of March 31, 2025.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2025, the Company (unconsolidated basis) had liquid assets of $20.8 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2025, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.08%, 11.29%, 11.29% and 12.36%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under prompt corrective action provisions. At March 31, 2025, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six-month period ended March 31, 2025, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario:

	At March 31, 2025		At September 30,2024
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(4,886)	(6.63)%	$(6,833)	(10.11)%
200bp	(3,455)	(4.69)	(4,475)	(6.62)
100bp	(1,898)	(2.57)	(2,486)	(3.68)
(100)bp	2,400	3.25	3,209	4.75
(200)bp	4,820	6.54	6,339	9.38

At March 31, 2025, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% would decrease our net interest income by $1.9 million, or 2.57%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 4.69% and 6.63%, respectively. An immediate and sustained decrease in rates of 1.00% would increase our net interest income by $2.4 million, or 3.25%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to increase by 6.54%. All estimated changes presented in the above table are within policy guidelines approved by the Company’s Board of Directors.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, as of March 31, 2025, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There have been no changes in our internal control over financial reporting that occurred during the three -months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Bank, primarily as plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. As of March 31, 2025, the Company is not a party to any legal proceedings that we believe require disclosure; warrant the accrual of a loss contingency; or would have a material adverse effect the Company’s financial condition, results of operations, or cash flow.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended March 31, 2025:

			(c)	(d)
			Total number of shares	Maximum number (or
	(a)	(b)	(or units) purchased as	appropriate dollar value) of
	Total number of	Average price	part of publicly	shares (or units) that may yet
	shares (or units)	paid per share	announced plans or	be purchased under the plans
Period	purchased	(or unit)	programs (1)	or programs
January 1, 2025 through January 31, 2025	—	$—	—	11,523
February 1, 2025 through February 28, 2025	—	$—	—	11,523
March 1, 2025 through March 31, 2025	1,437	$25.09	1,437	10,086
Total	1,437	$25.09	1,437	10,086
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

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 6.	Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated	May 7, 2025	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated	May 7, 2025	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer