Form 10-Q
period 2025-06-30
First Savings Financial Group, Inc.
filed 2025-08-08
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2025 was 6,976,558.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2025	2024
ASSETS
Cash and due from banks	$18,624	$39,393
Interest-bearing deposits with banks	33,499	12,749
Total cash and cash equivalents	52,123	52,142

Interest-bearing time deposits	490	490
Debt securities available for sale, at fair value, net of allowance for credit losses of $13 at June 30, 2025 and $21 at September 30, 2024	243,411	248,679
Debt securities held to maturity	873	1,040
Loans held for sale, residential mortgage	337	—
Loans held for sale, home equity lines of credit	41,792	—
Loans held for sale, Small Business Administration	18,841	25,716
Loans, net of allowance for credit losses of $20,522 at June 30, 2025 and $21,294 at September 30, 2024	1,895,821	1,963,852
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	25,035	24,986
Premises and equipment, net	25,594	26,462
Other real estate owned, held for sale	1,113	647
Accrued interest receivable:
Loans	9,354	9,447
Securities	2,679	1,929
Cash surrender value of life insurance	48,272	47,605
Goodwill	9,848	9,848
Core deposit intangibles	275	398
Nonresidential mortgage loan servicing rights	54	67
SBA loan servicing rights	2,815	2,687
Other assets	37,948	34,373

Total Assets	$2,416,675	$2,450,368

LIABILITIES
Deposits:
Noninterest-bearing	$202,649	$191,528
Interest-bearing	1,533,545	1,689,353
Total deposits	1,736,194	1,880,881

Federal Home Loan Bank borrowings	434,924	301,640
Other borrowings	28,722	48,603
Accrued interest payable	7,731	13,384
Advance payments by borrowers for taxes and insurance	636	931
Reserve for unfunded lending commitments	1,765	1,519
Accrued expenses and other liabilities	22,881	26,295
Total Liabilities	2,232,853	2,273,253

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 7,900,798 shares (7,802,351 shares at September 30, 2024) outstanding 6,976,558 shares (6,887,106 shares at September 30, 2024)	79	78
Additional paid-in capital	30,011	27,647
Retained earnings	187,969	173,337
Accumulated other comprehensive loss	(20,061)	(11,195)
Unearned stock compensation	(2,005)	(901)
Treasury stock, at cost - 924,240 shares (915,245 shares at September 30, 2024)	(12,171)	(11,851)
Total Stockholders’ Equity	183,822	177,115

Total Liabilities and Stockholders’ Equity	$2,416,675	$2,450,368

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024

INTEREST INCOME
Loans, including fees	$29,088	$28,018	$86,430	$81,094
Securities:
Taxable	947	918	2,782	2,784
Tax-exempt	1,369	1,315	4,082	3,961
Dividend income	416	519	1,420	1,092
Interest-bearing deposits with banks	145	324	523	834
Total interest income	31,965	31,094	95,237	89,765

INTEREST EXPENSE
Deposits	10,601	12,740	36,276	35,276
Federal Home Loan Bank borrowings	4,149	3,021	8,767	9,088
Other borrowings	490	799	2,016	2,416
Total interest expense	15,240	16,560	47,059	46,780

Net interest income	16,725	14,534	48,178	42,985

Provision (credit) for credit losses - loans	347	501	(501)	1,684
Provision (credit) for unfunded lending commitments	77	158	246	(159)
Provision (credit) for credit losses - securities	(1)	84	(8)	107

Total provision (credit) for credit losses	423	743	(263)	1,632

Net interest income after provision (credit) for credit losses	16,302	13,791	48,441	41,353

NONINTEREST INCOME
Service charges on deposit accounts	537	538	1,645	1,398
ATM and interchange fees	648	593	1,945	1,627
Net unrealized gain on equity securities	15	419	140	463
Net gain on sale of equity securities	—	—	403	—
Net gain on sales of loans, Small Business Administration	932	581	2,721	2,366
Net gain on sales of loans, home equity lines of credit	617	—	3,109	—
Mortgage banking income	96	49	278	191
Increase in cash surrender value of life insurance	358	353	1,099	1,015
Gain on life insurance	147	—	255	—
Commission income	184	220	649	662
Real estate lease income	132	154	375	384
Net gain on premises and equipment	—	—	45	120
Other income	854	289	1,519	1,462
Total noninterest income	4,520	3,196	14,183	9,688

NONINTEREST EXPENSE
Compensation and benefits	8,384	7,480	26,089	24,732
Occupancy and equipment	1,625	1,624	4,959	5,338
Data processing	812	685	2,419	1,994
Advertising	454	265	1,245	795
Professional fees	617	575	1,743	2,155
FDIC insurance premiums	445	601	1,495	1,715
Net (gain) loss on other real estate owned	2	2	(242)	10
Other operating expenses	1,354	1,199	4,626	3,509
Total noninterest expense	13,693	12,431	42,334	40,248
Net income before income taxes	7,129	4,556	20,290	10,793
Income tax expense	963	483	2,400	873
Net Income	$6,166	$4,073	$17,890	$9,920

Net income per share:
Basic	$0.90	$0.60	$2.60	$1.45
Diluted	$0.88	$0.60	$2.57	$1.45

Weighted average shares outstanding:
Basic	6,881,077	6,832,452	6,867,734	6,829,490
Diluted	6,977,674	6,834,784	6,967,742	6,851,145

Dividends per share	$0.16	$0.15	$0.47	$0.44

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024

Net Income	$6,166	$4,073	$17,890	$9,920

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(854)	(393)	(11,213)	15,333
Income tax (expense) benefit	179	59	2,354	(3,242)
Net of tax amount	(675)	(334)	(8,859)	12,091

Less: reclassification adjustment for provision (credit) for credit losses on securities included in net income	(1)	84	(8)	107
Income tax expense	—	(21)	1	(26)
Net of tax amount	(1)	63	(7)	81

Other Comprehensive Income (Loss)	(676)	(271)	(8,866)	12,172

Comprehensive Income	$5,490	$3,802	$9,024	$22,092

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Unearned
	Common	Additional	Retained	Comprehensive	Stock	Treasury
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Three Months Ended June 30, 2024:
Balances at April 1, 2024	78	27,397	167,648	(17,144)	(1,096)	(11,827)	165,056

Net income	—	—	4,073	—	—	—	4,073

Other comprehensive loss	—	—	—	(271)	—	—	(271)

Common stock dividends - $0.15 per share	—	—	(1,033)	—	—	—	(1,033)

Stock compensation expense	—	78	—	—	97	—	175

Stock option exercises - 2,955 shares	—	39	—	—	—	—	39

Purchase of 2,459 treasury shares	—	—	—	—	—	(39)	(39)

Balances at June 30, 2024	$78	$27,514	$170,688	$(17,415)	$(999)	$(11,866)	$168,000

Three Months Ended June 30, 2025:
Balances at April 1, 2025	78	28,572	182,918	(19,385)	(862)	(12,132)	179,189

Net income	—	—	6,166	—	—	—	6,166

Other comprehensive loss	—	—	—	(676)	—	—	(676)

Common stock dividends - $0.16 per share	—	—	(1,115)	—	—	—	(1,115)

Restricted stock grants - 55,895 shares	1	1,306	—	—	(1,307)	—	—

Stock compensation expense	—	92	—	—	164	—	256

Stock option exercises - 11,400 shares	—	41	—	—	—	—	41

Issuance of 1,800 treasury shares	—	—	—	—	—	23	23

Purchase of 1,437 treasury shares	—	—	—	—	—	(62)	(62)

Balances at June 30, 2025	$79	$30,011	$187,969	$(20,061)	$(2,005)	$(12,171)	$183,822

Nine Months Ended June 30, 2024:
Balances at October 1, 2023	$78	$26,986	$166,306	$(29,587)	$(1,015)	$(11,787)	$150,981

Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	(2,510)	—	—	—	(2,510)

Balances at October 1, 2023	78	26,986	163,796	(29,587)	(1,015)	(11,787)	148,471

Net income	—	—	9,920	—	—	—	9,920

Distribution to Q2 minority interest	—	(18)	—	—	—	—	(18)

Other comprehensive income	—	—	—	12,172	—	—	12,172

Common stock dividends - $0.44 per share	—	—	(3,028)	—	—	—	(3,028)

Restricted stock grants - 19,475 shares	—	294	—	—	(294)	—	—

Restricted stock forfeitures - 800 shares	—	(18)	—	—	18	—	—

Stock compensation expense	—	231	—	—	292	—	523

Stock option exercises - 2,955 shares	—	39	—	—	—	—	39

Purchase of 5,095 treasury shares	—	—	—	—	—	(79)	(79)

Balances at June 30, 2024	$78	$27,514	$170,688	$(17,415)	$(999)	$(11,866)	$168,000

Nine Months Ended June 30, 2025:
Balances at October 1, 2024	78	27,647	173,337	(11,195)	(901)	(11,851)	177,115

Net income	—	—	17,890	—	—	—	17,890

Other comprehensive loss	—	—	—	(8,866)	—	—	(8,866)

Common stock dividends - $0.47 per share	—	—	(3,258)	—	—	—	(3,258)

Restricted stock grants - 61,985 shares	1	1,483	—	—	(1,484)	—	—

Stock compensation expense	—	269	—	—	380	—	649

Stock option exercises - 41,262 shares	—	612	—	—	—	—	612

Issuance of 4,800 treasury shares	—	—	—	—	—	62	62

Purchase of 13,795 treasury shares	—	—	—	—	—	(382)	(382)

Balances at June 30, 2025	$79	$30,011	$187,969	$(20,061)	$(2,005)	$(12,171)	$183,822

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST SAVINGS FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,890	$9,920
Adjustments to reconcile net income to net cash provided by (used in )
operating activities:
Provision (credit) for credit losses - loans	(501)	1,684
Provision (credit) for unfunded lending commitments	246	(159)
Provision (credit) for credit losses - securities	(8)	107
Depreciation and amortization	1,744	1,791
Amortization of premiums and accretion of discounts on securities, net	247	212
Amortization and accretion of fair value adjustments on loans, net	(772)	(915)
Loans originated for sale, residential mortgage	(4,622)	(62,577)
Loans originated for sale, home equity lines of credit	(63,696)	—
Loans originated for sale, Small Business Administration	(36,645)	(28,677)
Proceeds on sales of loans, residential mortgage	4,354	82,350
Proceeds on sales of loans, home equity lines of credit	22,522	—
Proceeds on sales of loans, Small Business Administration	46,165	38,496
Net realized (gain) loss on sale of residential mortgage loans	(228)	1,307
Net realized gain on sale of home equity lines of credit	(3,109)	—
Net realized gain on sale of SBA loans	(2,721)	(2,366)
Capitalization of loan servicing rights	(829)	(1,199)
Proceeds from sale of residential mortgage loan servicing rights	—	59,464
Loss on sale of residential mortgage loan servicing rights	—	4
Net change in value of residential loan servicing rights	—	809
Amortization and direct write offs of SBA and nonresidential mortgage loan servicing rights	714	881
Net realized and unrealized gain on other real estate owned	(248)	(5)
Increase in cash surrender value of life insurance	(1,099)	(1,015)
Gain on life insurance	(255)	—
Net gain on equity securities	(543)	(463)
Deferred income taxes	(525)	(15,618)
Stock compensation expense	649	523
Net realized gain on sale of premises and equipment	(45)	(120)
Decrease (increase) in accrued interest receivable	(657)	(1,853)
(Decrease) increase in accrued interest payable	(5,653)	(44)
Change in other assets	(4,220)	1,656
Change in other liabilities	5,690	5,786
Net Cash Provided by (Used in) Operating Activities	(26,155)	89,979

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(14,234)	(817)
Principal collected and proceeds from maturities of securities available for sale	8,041	6,005
Principal collected and proceeds from maturities of securities held to maturity	167	166
Net increase in loans	(18,594)	(167,576)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	—	1
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(49)	(48)
Proceeds from sale of home equity lines of credit	89,721	—
Proceeds from sale of premises and equipment	69	150
Proceeds from sale of other real estate	451	35
Purchase of premises and equipment	(658)	(433)
Proceeds from life insurance	687	—
Investment in partnership interests	(4,801)	(4,534)
Distribution to Q2 minority interests	—	(18)
Net Cash Provided by (Used In) Investing Activities	60,800	(167,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(144,687)	30,354
Net increase (decrease) in Federal Home Loan Bank line of credit	8,284	(8,183)
Proceeds from Federal Home Loan Bank advances	1,140,000	1,800,000
Repayment of Federal Home Loan Bank advances	(1,015,000)	(1,730,000)
Repayment of subordinated debt	(20,000)	—
Net decrease in advance payments by borrowers for taxes and insurance	(295)	(435)
Proceeds from exercise of stock options	612	39
Proceeds from issuance of common stock	62	—
Purchase of treasury shares	(382)	(79)
Dividends paid on common stock	(3,258)	(3,028)
Net Cash Provided by (Used In) Financing Activities	(34,664)	88,668

Net Increase (Decrease) in Cash and Cash Equivalents	(19)	11,578

Cash and cash equivalents at beginning of period	52,142	30,845

Cash and Cash Equivalents at End of Period	$52,123	$42,423

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	52,712	46,824
Income taxes (net of refunds received)	2,874	6,915
Loans transferred from held for investment to held for sale	87,229	108,795
Loans transferred to other real estate owned	669	—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2025, the results of operations for the three - and nine-month periods ended June 30, 2025 and 2024, and the cash flows for the nine-month periods ended June 30, 2025 and 2024. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited condensed consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Loans that do not share risk characteristics are evaluated on an individual basis. The Company maintains a net book balance threshold of $500,000 for individually evaluated loans unless further analysis in the future suggests a change is needed to this threshold based on the credit environment at that time. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral, less estimated cost to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset. If the loan is not collateral dependent, the measurement of loss is based on the difference between the expected and contractual future cash flows of the loan.

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

At this time, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities in an unrealized loss position prior to maturity or recovery of the recorded value. The Company recorded a $1,000 and $8,000 credit for credit losses on investment securities for the three - and nine-month periods ended June 30, 2025, respectively. The Company recorded $84,000 and $107,000 of provision for credit losses on investment securities for the three - and nine-month periods ended June 30, 2024.

The Company’s held to maturity (“HTM”) debt securities consist of two agency mortgage-backed securities and two municipal bonds. The agency mortgage-backed securities carry an explicit and/or implicit guarantee of the U.S. government, are widely considered as “risk free” and have a long history of zero credit loss. The two HTM municipal bonds are unrated, but have performed as agreed and are not considered to be credit impaired. There were no HTM securities on nonaccrual status or past due as of June 30, 2025 or September 30, 2024. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2025 or September 30, 2024.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Debt Securities Available for Sale and Held to Maturity

The following tables provide a summary of debt securities available for sale and held to maturity:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gain	Losses	Losses	Value

	(In thousands)
June 30, 2025:
Debt securities available for sale:

U.S. Treasury notes	$29,170	$—	$2,818	$—	$26,352
Agency mortgage-backed	26,757	3	2,909	—	23,851
Agency CMO	25,208	101	787	—	24,522
Privately-issued CMO	208	2	2	13	195
Privately-issued ABS	230	9	—	—	239
SBA certificates	10,818	—	26	—	10,792
Municipal bonds	174,431	70	18,941	—	155,560
Other	2,000	—	100	—	1,900

Total debt securities available for sale	$268,822	$185	$25,583	$13	$243,411

Debt securities held to maturity:

Agency mortgage-backed	$25	$—	$—	$—	$25
Municipal bonds	848	4	—	—	852

Total debt securities held to maturity	$873	$4	$—	$—	$877

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gain	Losses	Losses	Value

	(In thousands)
September 30, 2024:
Debt securities available for sale:

U.S. Treasury notes	$30,031	$—	$2,620	$—	$27,411
Agency mortgage-backed	28,425	8	2,157	—	26,276
Agency CMO	15,700	—	774	—	14,926
Privately-issued CMO	295	2	16	21	260
Privately-issued ABS	301	12	—	—	313
SBA certificates	11,993	—	67	—	11,926
Municipal bonds	174,132	1,048	9,493	—	165,687
Other	2,000	—	120	—	1,880

Total debt securities available for sale	$262,877	$1,070	$15,247	$21	$248,679

Debt securities held to maturity:

Agency mortgage-backed	$29	$—	$—	$—	$29
Municipal bonds	1,011	12	—	—	1,023

Total debt securities held to maturity	$1,040	$12	$—	$—	$1,052

The amortized cost and fair value of investment securities as of June 30, 2025 by contractual maturity are shown below. CMO, ABS, SBA certificates, and mortgage-backed securities which do not have a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$1,040	$1,049	$189	$189
Due after one year through five years	8,430	8,351	518	521
Due after five years through ten years	43,902	40,569	141	142
Due after ten years	152,229	133,843	—	—
Agency mortgage-backed	26,757	23,851	25	25
Agency CMO	25,208	24,522	—	—
Privately-issued CMO	208	195	—	—
Privately-issued ABS	230	239	—	—
SBA certificates	10,818	10,792	—	—

	$268,822	$243,411	$873	$877

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

	(Dollars in thousands)
June 30, 2025:
Debt securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed	5	$2,008	$63
Agency CMO	3	5,666	25
Municipal bonds	54	50,996	2,164

Total less than twelve months	62	58,670	2,252

Continuous loss position more than twelve months:
U.S. Treasury notes	3	26,352	2,818
Agency mortgage-backed	20	21,640	2,846
Agency CMO	15	11,637	762
Privately-issued CMO	1	176	2
Privately-issued ABS	1	64	—
SBA certificates	3	9,794	26
Municipal bonds	100	91,096	16,777
Other	1	1,900	100

Total more than twelve months	144	162,659	23,331

Total debt securities available for sale	206	$221,329	$25,583

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

At June 30, 2025, the Company did not have any securities held to maturity with an unrealized loss.

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

The total debt securities available for sale in loss positions at June 30, 2025, which consisted of U.S. Treasury notes, agency mortgage-backed securities, agency CMOs, privately-issued CMOs, municipal bonds, SBA certificates and other securities represented 91% of total debt securities available for sale at June 30, 2025. All of the municipal securities are issued by municipal governments and are generally secured by first mortgage loans and municipal project revenues.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately issued CMO and ABS portfolios each quarter using an independent third party analysis. At June 30, 2025, the Company held three privately-issued CMO and ABS securities, acquired in a 2009 bank merger, with an aggregate amortized cost and fair value of $253,000 that have been downgraded to a substandard regulatory classification due to the securities credit quality rating by various rating agencies.

At June 30, 2025, one privately-issued CMO security and one privately-issued ABS were in a loss position, and had depreciated approximately 0.8% from the Company’s carrying value and were collateralized by residential mortgage loans. These securities had a total fair value of $239,000 and a total unrealized loss of $2,000 at June 30, 2025. A total of two securities had credit losses totaling $13,000 as of June 30, 2025. While the Company does not anticipate additional credit-related losses at June 30, 2025, additional deterioration in market and economic conditions may have an adverse impact on the credit quality of the portfolio, and therefore, require a credit related charge in the future.

The unrealized losses on U.S. Treasury bills and notes, agency mortgage-backed securities, agency CMOs, SBA certificates and municipal bonds relate principally to changes in current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of its amortized cost bases, which may be at maturity, the Company has not recorded an allowance for credit losses at June 30, 2025.

During the three - and nine-month periods ended June 30, 2025 and 2024, there were no sales of debt securities available for sale.

At June 30, 2025 and September 30, 2024, available for sale debt securities with a total fair value of $51.4 million and $54.2 million, respectively, were pledged to secure FHLB borrowings. At June 30, 2025 and September 30, 2024, available for sale debt securities with a total fair value of $57.8 million and $62.8 million, respectively, were pledged to secure Federal Reserve Discount Window borrowings.

The following tables provide information about the activity for available for sale debt securities for which an allowance for credit losses was recorded, by major security type for the three - and nine-month periods ended June 30, 2025 and 2024.

	Allowance for Credit Losses
	Private Label CMO
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Allowance for credit losses
Beginning of period	$14	$23	$21	$—
Provision for credit loss expense	—	—	—	24
Reductions due to increases in expected	—	—	—	—
cash flows	(1)	—	(8)	(1)
Recoveries	—	—	—	—
Balance, end of period	$13	$23	$13	$23

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Other Investments
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Allowance for credit losses
Beginning of period	$—	$—	$—	$—
Provision for credit loss expense	—	84	—	84
Reductions due to increases in expected	—	—	—	—
cash flows	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$—	$84	$—	$84

3.	Loans and Allowance for Credit Losses

Loans at June 30, 2025 and September 30, 2024 consisted of the following:

	June 30,	September 30,
	2025	2024

	(In thousands)
Real estate mortgage:
Residential	$611,693	$670,011
Commercial	202,446	204,847
Single tenant net lease	756,645	750,642
SBA commercial (1)	61,360	55,557
Multifamily	34,396	37,763
Residential construction	40,248	53,237
Commercial construction	7,850	9,172
Land and land development	17,539	17,678
Commercial business	125,352	124,639
SBA commercial business (1)	17,943	18,342
Consumer	39,970	42,213
Total loans	1,915,442	1,984,101

Deferred loan origination fees and costs, net	901	1,045
Allowance for credit losses	(20,522)	(21,294)

Loans, net	$1,895,821	$1,963,852
(1)	Includes discounts on SBA loans of $4.5 million and $3.2 million for June 30, 2025 and September 30, 2024, respectively.

During the three - and nine-month periods ended June 30, 2025, there were no significant changes in the Company’s lending activities as disclosed in the Company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2024.

At June 30, 2025 and September 30, 2024, the recorded investment in consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure was $3.2 million and $853,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2025 and 2024:

	Beginning	Provisions			Ending
	Balance	(Credits)	Charge-Offs	Recoveries	Balance

	(In thousands)
June 30, 2025:
Residential real estate	$6,921	$551	$(39)	$3	$7,436
Commercial real estate	1,717	121	—	—	1,838
Single tenant net lease	3,454	(190)	—	—	3,264
SBA commercial real estate	3,696	(50)	(179)	9	3,476
Multifamily	266	(24)	—	—	242
Residential construction	398	(43)	—	—	355
Commercial construction	118	41	—	—	159
Land and land development	208	20	—	—	228
Commercial business	1,533	(248)	—	—	1,285
SBA commercial business	1,555	(21)	(55)	9	1,488
Consumer	618	190	(83)	26	751
	$20,484	$347	$(356)	$47	$20,522

June 30, 2024:
Residential real estate	$6,381	$150	$(35)	$59	$6,555
Commercial real estate	1,645	(33)	—	—	1,612
Single tenant net lease	3,764	109	—	—	3,873
SBA commercial real estate	2,872	254	(37)	—	3,089
Multifamily	410	(48)	—	—	362
Residential construction	351	19	—	—	370
Commercial construction	431	(61)	—	—	370
Land and land development	174	(1)	—	—	173
Commercial business	1,484	192	(8)	—	1,668
SBA commercial business	1,434	(209)	(24)	11	1,212
Consumer	446	129	(95)	25	505
	$19,392	$501	$(199)	$95	$19,789

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the activity in the allowance for credit losses by portfolio segment for the nine months ended June 30, 2025 and 2024:

	Beginning	Adoption of	Provisions			Ending
	Balance	ASC 326	(Credits)	Charge-Offs	Recoveries	Balance

	(In thousands)
June 30, 2025:
Residential real estate	$7,485	$—	$(13)	$(39)	$3	$7,436
Commercial real estate	1,744	—	100	(6)	—	1,838
Single tenant net lease	4,038	—	(774)	—	—	3,264
SBA commercial real estate	3,100	—	365	(284)	295	3,476
Multifamily	341	—	(99)	—	—	242
Residential construction	405	—	(50)	—	—	355
Commercial construction	165	—	(6)	—	—	159
Land and land development	204	—	24	—	—	228
Commercial business	1,657	—	(372)	—	—	1,285
SBA commercial business	1,550	—	1	(122)	59	1,488
Consumer	605	—	323	(251)	74	751
	$21,294	$—	$(501)	$(702)	$431	$20,522

June 30, 2024:
Residential real estate	$4,641	$1,037	$845	$(35)	$67	$6,555
Commercial real estate	1,777	255	(420)	—	—	1,612
Single tenant net lease	3,810	222	(159)	—	—	3,873
SBA commercial real estate	1,922	511	633	(39)	62	3,089
Multifamily	268	(21)	115	—	—	362
Residential construction	434	(226)	162	—	—	370
Commercial construction	282	43	45	—	—	370
Land and land development	307	(74)	(60)	—	—	173
Commercial business	1,714	(495)	483	(34)	—	1,668
SBA commercial business	1,247	160	(186)	(48)	39	1,212
Consumer	498	17	226	(305)	69	505
	$16,900	$1,429	$1,684	$(461)	$237	$19,789

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents the amortized cost basis of loans on nonaccrual and loans past due 90 or more days and still accruing interest. Also presented is the balance of loans on nonaccrual status at June 30, 2025 and September 30, 2024 for which there was no related allowance for credit losses. The Company recognized no interest income related to nonaccrual loans for the three - and nine-month periods ended June 30, 2025.

	At June 30, 2025			At September 30, 2024
		Nonaccrual			Nonaccrual
		Loans with			Loans with
	Total	No Allowance	Loans 90+	Total	No Allowance	Loans 90+
	Nonaccrual	For Credit	Days Past Due	Nonaccrual	For Credit	Days Past Due
	Loans	Losses	Still Accruing	Loans	Losses	Still Accruing

	(In thousands)			(In thousands)

Residential real estate	$6,132	$4,193	$—	$4,583	$3,479	$—
Commercial real estate	458	401	—	619	496	—
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	5,769	397	—	8,159	5,648	—
Multifamily	211	211	—	263	263	—
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—
Commercial business	762	123	—	1,335	382	—
SBA commercial business	1,766	450	—	1,858	257	—
Consumer	117	117	—	125	119	—

Total	$15,215	$5,892	$—	$16,942	$10,644	$—

The following table presents the amortized cost basis of collateral dependent loans by collateral type, which are individually evaluated to determine expected credit losses. Other collateral represents business assets including equipment, accounts receivable and other assets, except for the case of consumer loans, which are collateralized by consumer non-real estate assets:

	June 30, 2025			September 30, 2024
	Real Estate	Other	Total	Real Estate	Other	Total

	(In thousands)			(In thousands)
Residential real estate	$6,132	$—	$6,132	$4,583	$—	$4,583
Commercial real estate	458	—	458	619	—	619
SBA commercial real estate	5,769	—	5,769	8,159	—	8,159
Multifamily	211	—	211	263	—	263
Commercial business	—	762	762	—	1,335	1,335
SBA commercial business	—	1,766	1,766	—	1,858	1,858
Consumer	—	117	117	—	125	125
	$12,570	$2,645	$15,215	$13,624	$3,318	$16,942

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table presents the aging of past due loans at June 30, 2025:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$2,923	$1,280	$3,864	$8,067	$603,626	$611,693
Commercial real estate	20	80	227	327	202,119	202,446
Single tenant net lease	—	—	—	—	756,645	756,645
SBA commercial real estate	—	—	5,509	5,509	55,851	61,360
Multifamily	—	—	—	—	34,396	34,396
Residential construction	—	—	—	—	40,248	40,248
Commercial construction	—	—	—	—	7,850	7,850
Land and land development	—	—	—	—	17,539	17,539
Commercial business	26	84	—	110	125,242	125,352
SBA commercial business	25	—	1,396	1,421	16,522	17,943
Consumer	190	—	117	307	39,663	39,970

Total	$3,184	$1,444	$11,113	$15,741	$1,899,701	$1,915,442

The following table presents the aging of past due loans at September 30, 2024:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

Residential real estate	$2,490	$804	$2,053	$5,347	$664,664	$670,011
Commercial real estate	94	190	496	780	204,067	204,847
Single tenant net lease	—	—	—	—	750,642	750,642
SBA commercial real estate	257	466	4,252	4,975	50,582	55,557
Multifamily	—	—	—	—	37,763	37,763
Residential construction	—	—	—	—	53,237	53,237
Commercial construction	—	—	—	—	9,172	9,172
Land and land development	—	—	—	—	17,678	17,678
Commercial business	23	1	33	57	124,582	124,639
SBA commercial business	61	105	436	602	17,740	18,342
Consumer	165	—	32	197	42,016	42,213

Total	$3,090	$1,566	$7,302	$11,958	$1,972,143	$1,984,101

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

The following tables outline, as of June 30, 2025, the amount of each loan and lease classification and the amount categorized into each risk rating based on fiscal year of origination as well as current period gross charge-offs:

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
								Converted
							Revolving	to Term
(In thousands)	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total

Residential real estate
Pass	55,971	30,279	42,475	43,351	16,548	56,725	359,833	—	605,182
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	2,389	424	878	311	40	481	1,975	—	6,498
Doubtful	—	—	—	—	—	13	—	—	13
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	58,360	30,703	43,353	43,662	16,588	57,219	361,808	—	611,693
YTD gross charge-offs	—	—	—	—	37	2	—	—	39

Commercial real estate
Pass	18,896	19,750	38,454	58,290	17,048	48,074	—	—	200,512
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	152	249	658	875	—	—	1,934
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	18,896	19,750	38,606	58,539	17,706	48,949	—	—	202,446
YTD gross charge-offs	—	—	—	6	—	—	—	—	6

Single tenant net lease
Pass	47,580	33,084	141,129	262,313	70,124	202,415	—	—	756,645
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single tenant net lease	47,580	33,084	141,129	262,313	70,124	202,415	—	—	756,645
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

SBA commercial real estate
Pass	8,106	9,261	7,597	8,511	7,546	11,900	48	—	52,969
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	3,948	—	134	43	4,266	—	—	8,391
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total SBA commercial real estate	8,106	13,209	7,597	8,645	7,589	16,166	48	—	61,360
YTD gross charge-offs	—	—	—	—	—	284	—	—	284

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
								Converted
							Revolving	to Term
	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total

Multifamily
Pass	—	1,719	4,275	10,832	5,031	12,328	—	—	34,185
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	211	—	—	211
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily	—	1,719	4,275	10,832	5,031	12,539	—	—	34,396
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential construction
Pass	11,701	3,354	16,178	9,015	—	—	—	—	40,248
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential construction	11,701	3,354	16,178	9,015	—	—	—	—	40,248
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial construction
Pass	1,807	872	625	4,546	—	—	—	—	7,850
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	1,807	872	625	4,546	—	—	—	—	7,850
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Land and land development
Pass	3,038	1,042	7,363	4,379	727	990	—	—	17,539
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total land and land development	3,038	1,042	7,363	4,379	727	990	—	—	17,539
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Loans Amortized Cost Basis by Origination Fiscal Year End September 30,

								Revolving
								Loans
								Converted
							Revolving	to Term
	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total

Commercial business
Pass	23,966	41,340	29,393	18,961	8,007	2,923	—	—	124,590
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	78	—	682	—	—	2	—	—	762
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial business	24,044	41,340	30,075	18,961	8,007	2,925	—	—	125,352
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

SBA commercial business
Pass	1,591	5,593	998	613	535	4,387	483	—	14,200
Special Mention	—	—	565	—	—	—	510	—	1,075
Substandard	25	836	—	—	50	1,757	—	—	2,668
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total SBA commercial business	1,616	6,429	1,563	613	585	6,144	993	—	17,943
YTD gross charge-offs	55	22	—	—	11	34	—	—	122

Consumer
Pass	3,167	2,960	2,147	1,702	156	33	29,688	—	39,853
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	117	—	117
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	3,167	2,960	2,147	1,702	156	33	29,805	—	39,970
YTD gross charge-offs	—	245	—	6	—	—	—	—	251

Total loans
Pass	175,823	149,254	290,634	422,513	125,722	339,775	390,052	—	1,893,773
Special Mention	—	—	565	—	—	—	510	—	1,075
Substandard	2,492	5,208	1,712	694	791	7,592	2,092	—	20,581
Doubtful	—	—	—	—	—	13	—	—	13
Loss	—	—	—	—	—	—	—	—	—
Total loans	178,315	154,462	292,911	423,207	126,513	347,380	392,654	—	1,915,442
YTD gross charge-offs	55	267	—	12	48	320	—	—	702

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

There were no new FDMs made or modifications of existing FDMs during the three - and nine-months ended June 30, 2025 and 2024.

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

The unpaid principal balance of SBA loans serviced for others was $208.2 million, $194.4 million and $209.7 million at June 30, 2025, September 30, 2024 and June 30, 2024, respectively. Contractually specified late fees and ancillary fees expensed on SBA loans were $5,000 and $2,000 for the three -month periods ended June 30, 2025 and 2024, respectively. Contractually specified late fees and ancillary fees expensed on SBA loans was $20,000 for the nine-month period ended June 30, 2025 compared to a credit of $6,000 for the nine-months ended June 30, 2024. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $452,000 and $457,000 for the three -month periods ended June 30, 2025 and 2024, respectively. Net servicing income (contractually specified servicing fees offset by direct servicing expenses) related to SBA loans was $1.3 million and $1.4 million for the nine-month periods ended June 30, 2025 and 2024, respectively. Net servicing income and costs related to SBA loans are included in other noninterest income in the consolidated statements of income.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An analysis of SBA loan servicing rights for the three - and nine-month periods ended June 30, 2025 and 2024 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Balance, beginning of period	$2,686	$2,950	$2,687	$2,950
Servicing rights capitalized	332	156	829	691
Amortization	(139)	(140)	(405)	(420)
Direct write-offs	(64)	(178)	(301)	(493)
Change in valuation allowance	—	—	5	60
Balance, end of period	$2,815	$2,788	$2,815	$2,788

There was no valuation allowance related to SBA loan servicing rights at June 30, 2025. There was a valuation allowance of $5,000 related to SBA loan servicing rights at September 30, 2024.

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

There was no unpaid principal balance of residential mortgage loans serviced for others at June 30, 2025 and September 30, 2024 due to the sale of all of the Company’s residential MSRs during the nine-month period ended June 30, 2024, which also resulted in the elimination of custodial escrow balances. There were no custodial escrow balances maintained in connection with loan servicing and other liabilities at June 30, 2025.

Changes in the carrying value of MSRs accounted for at fair value for the three - and nine-month periods ended June 30, 2024 were as follows:

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2024	2024

	(In thousands)
Fair value, beginning of period	$—	$59,768
Servicing rights capitalized	—	509
Changes in fair value related to:
Loan repayments	—	(672)
Sales	—	(59,464)
Gain (Loss) on sale of MSRs	—	(4)
Change in valuation model inputs or assumptions	—	(137)
Balance, end of period	$—	$—

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

The unpaid principal balance of nonresidential mortgage loans serviced for others was $34.4 million, $35.0 million and $35.2 million at June 30, 2025, September 30, 2024 and June 30, 2024, respectively. Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $3,000 and $1,000 for the three - month periods ended June 30, 2025 and 2024, respectively. Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $9,000 and $5,000 for the nine-month periods ended June 30, 2025 and 2024, respectively. Contractually specified servicing fees on nonresidential mortgage loans serviced for others are included in other noninterest income in the consolidated statements of income.

An analysis of nonresidential MSRs for the three - and nine-month periods ended June 30, 2025 and 2024 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Balance, beginning of period	$58	$77	$67	$101
Servicing rights capitalized	—	—	—	—
Amortization	(4)	(5)	(13)	(18)
Direct write-offs	—	—	—	(11)
Change in valuation allowance	—	—	—	—
Balance, end of period	$54	$72	$54	$72

There was no valuation allowance related to nonresidential MSRs at June 30, 2025 and September 30, 2024.

4.	Deposits

Deposits at June 30, 2025 and September 30, 2024 consisted of the following:

	June 30,	September 30,
	2025	2024

	(In thousands)

Noninterest-bearing demand deposits	$202,649	$191,528
NOW accounts	357,576	332,388
Money market accounts	480,575	393,214
Savings accounts	147,410	150,913
Retail time deposits	267,964	303,681
Brokered certificates of deposit	280,020	509,157
Total	$1,736,194	$1,880,881

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Supplemental Disclosure for Net Income Per Share

Net income per share information is presented below for the three - and nine-month periods ended June 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$6,166	$4,073	$17,890	$9,920
Shares:
Weighted average common shares outstanding, basic	6,881,077	6,832,452	6,867,734	6,829,490

Net income per common share, basic	$0.90	$0.60	$2.60	$1.45

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$6,166	$4,073	$17,890	$9,920
Shares:
Weighted average common shares outstanding, basic	6,881,077	6,832,452	6,867,734	6,829,490
Add: Dilutive effect of outstanding options	76,323	2,332	83,164	21,655
Add: Dilutive effect of restricted stock	20,274	—	16,844	—
Weighted average common shares outstanding, as adjusted	6,977,674	6,834,784	6,967,742	6,851,145

Net income per common share, diluted	$0.88	$0.60	$2.57	$1.45

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

Stock options for 147,825 shares of common stock were excluded from the calculation of diluted net income per common share for the three - and nine-month periods ended June 30, 2025, respectively, because their effect was antidilutive. Stock options for 449,797 and 340,972 shares of common stock were excluded from the calculation of diluted net income per common share for the three -and nine-month periods ended June 30, 2024, because their effect was antidilutive. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the three - and nine-month periods ended June 30, 2025 and 2024.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The tables below present the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2025 and September 30, 2024.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
June 30, 2025:
Assets Measured – Recurring Basis:
Securities available for sale:
U.S. Treasury notes	$26,352	$—	$—	$26,352
Agency mortgage-backed	—	23,851	—	23,851
Agency CMO	—	24,522	—	24,522
Privately-issued CMO	—	19	176	195
Privately-issued ABS	—	162	77	239
SBA certificates	—	10,761	31	10,792
Municipal bonds	—	155,560	—	155,560
Other	—	—	1,900	1,900
Total securities available for sale	$26,352	$214,875	$2,184	$243,411
Equity securities (included in other assets)	$201	$589	$—	$790

Assets Measured – Nonrecurring Basis:
Collateral dependent loans:
Residential real estate	$—	$—	$1,822	$1,822
Commercial real estate	—	—	26	26
SBA commercial real estate	—	—	4,768	4,768
Commercial business	—	—	598	598
SBA commercial business	—	—	675	675
Total collateral dependent loans	$—	$—	$7,889	$7,889
Other real estate owned	$—	$—	$669	$669

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine-month period ended June 30, 2025.

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

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three – and nine-month periods ended June 30, 2024:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(In thousands)	2024	2024

Beginning balance	$—	$268
Unrealized gains (losses) recognized in earnings, net of settlements	—	(268)

Ending balance	$—	$—

Due to the wind down of the Company’s national Mortgage Banking operation, and the resulting low level of mortgage loan originations and sales, there were no interest rate lock commitments or forward mortgage loan sale commitments as of June 30, 2025 or September 30, 2024.

The realized and unrealized gains recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. There were no unrealized gains recognized in earnings for the three - and nine-month periods ended June 30, 2025 and 2024 attributable to Level 3 derivative assets and liabilities held at the balance sheet date.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2025 and September 30, 2024, the significant unobservable inputs used in the fair value measurement of collateral dependent loans were as follows:

Range of Inputs
	Significant	(Weighted Average)	Range of Inputs (Weighted
	Unobservable	June 30,	Average) September 30,
Financial Instrument	Inputs	2025	2024
Collateral dependent loans	Discount from appraised value	0.0% - 25.0% (8.47%)	0.0% - 100.0% (18.42%)
	Estimated costs to sell	0.0% - 9.0% (8.95%)	6.0% - 6.0% (6.00%)

During the three - and nine-month periods ended June 30, 2025, the Company recognized provisions for credit losses on individually evaluated loans of $301,000 and $813,000, respectively. During the three - and nine-month periods ended June 30, 2024, the Company recognized provisions for credit losses on individually evaluated loans of $727,000 and $1.4 million, respectively.

SBA and Nonresidential Loan Servicing Rights. SBA loan servicing rights represent the value associated with servicing SBA loans that have been sold. The fair value of SBA loan servicing rights is determined on a quarterly basis by an independent third party valuation model using market-based discount rate and prepayment assumptions, and is classified as Level 3 in the fair value hierarchy. At June 30, 2025, there were no SBA loan servicing rights measured at fair value. At September 30, 2024, the significant unobservable inputs used in the fair value measurement of SBA loan servicing rights measured at fair value were as follows:

	Significant	Range of Inputs (Weighted
	Unobservable	Average) September 30,
Financial Instrument	Inputs	2024
SBA loan servicing rights	Discount rate	7.57% - 25.00% (11.75%)
	Prepayment speed	9.67% - 29.11% (19.06%)

Impairment of the SBA loan servicing rights is recognized on a quarterly basis through a valuation allowance to the extent that fair value is less than the carrying amount. The Company reversed impairment charges of $5,000 and $60,000 on SBA loan servicing rights for the nine-month periods ended June 30, 2025 and 2024, respectively. The Company did not record any impairment charges on SBA loan servicing rights for the three -month periods ended June 30, 2025 and 2024.

There were no transfers into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three - and nine-month periods ended June 30, 2025.

At June 30, 2025. the Company had one available for sale other investment security (subordinated debt issued by another financial institution) in Level 3 in the fair value hierarchy. The significant unobservable input used in the fair value measurement of available for sale investment securities was as follows:

	Significant
	Unobservable	June 30,	September 30,
Financial Instrument	Inputs	2025	2024
Other investment security	Discount rate	8.75%	9.15%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table below presents a reconciliation of available for sale investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three - and nine-month periods ended June 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Beginning balance	$2,242	$1,554	$2,228	$460
Transfers from Level 2 to Level 3	—	—	—	1,200
Change in value	(58)	587	(44)	481
Balance, end of period	$2,184	$2,141	$2,184	$2,141

There were no available for sale investment securities transferred into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the three - and nine-month periods ended June 30, 2025.

There was one available for sale security with a fair value of $1.2 million transferred into the Company’s Level 3 financial assets on the fair value hierarchy for the nine-month period ended June 30, 2024. There were no transfers into or out of the Company’s Level 3 financial assets on the fair value hierarchy for the three-month period ended June 30, 2024.

Other Real Estate Owned. Other real estate owned held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned is classified as Level 3 in the fair value hierarchy.

Other real estate owned is reported at fair value, less estimated costs to dispose of the property. The fair values are determined by real estate appraisals, which are then generally discounted by management in order to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property. At June 30, 2025, the Company had other real estate owned reported at fair value on a nonrecurring basis with a carrying value of $669,000. At September 30, 2024, the Company did not have any other real estate owned measured at fair value on a nonrecurring basis. The Company did not recognize any charges to write down other real estate owned to fair value for the three- and nine-month periods ended June 30, 2025 and 2024. As June 30, 2025, the significant unobservable inputs used in the fair value measurement of other real estate owned measured at fair value were as follows:

	Significant	Range of Inputs (Weighted
	Unobservable	Average) June 30,
Financial Instrument	Inputs	2025
Other real estate owned	Discount rate	9.00% - 9.00% (9.00%)

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition date of an eligible financial asset or financial liability, and may not be revoked once made.

Prior to the winddown of the Company’s national mortgage banking operation, the Company had elected the fair value option for a portion of its residential mortgage loans held for sale. At June 30, 2025 and September 30, 2024, there were no mortgage loans held for sale carried at fair value.

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the three - and nine-month periods ended June 30, 2025 and 2024:

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024

Gains (losses) – included in mortgage banking income	$—	$7	$—	$(29)
Interest income	—	77	—	443

	$—	$84	$—	$414

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

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2025:
Financial assets:
Cash and due from banks	$18,624	$18,624	$—	$—
Interest-bearing deposits with banks	33,499	33,499	—	—
Interest-bearing time deposits	490	—	490	—
Securities held to maturity	873	—	25	852
Residential mortgage loans held for sale	42,129	—	—	42,550
SBA loans held for sale	18,841	—	—	20,657
Loans, net	1,895,821	—	—	1,804,745
FRB and FHLB stock	25,035	N/A	N/A	N/A
Accrued interest receivable	12,033	—	12,033	—
Nonresidential mortgage loan servicing rights	54	—	—	54
SBA loan servicing rights	2,815	—	—	2,996

Financial liabilities:
Noninterest-bearing deposits	202,649	202,649	—	—
Interest-bearing deposits	1,533,545	—	—	1,532,649
Borrowings from FHLB	434,924	—	432,885	—
Subordinated notes	28,722	—	28,020	—
Accrued interest payable	7,731	—	7,731	—
Advance payments by borrowers for taxes and insurance	636	—	636	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2024:
Financial assets:
Cash and due from banks	$39,393	$39,393	$—	$—
Interest-bearing deposits with banks	12,749	12,749	—	—
Interest-bearing time deposits	490	—	490	—
Securities held to maturity	1,040	—	29	1,023
SBA loans held for sale	25,716	—	28,375	—
Loans, net	1,963,852	—	—	1,892,241
FRB and FHLB stock	24,986	N/A	N/A	N/A
Accrued interest receivable	11,376	—	11,376	—
Nonresidential mortgage loan servicing rights	67	—	—	67

Financial liabilities:
Noninterest-bearing deposits	191,528	191,528	—	—
Interest-bearing deposits	1,689,353	—	—	1,688,980
Borrowings from FHLB	301,640	—	299,259	—
Subordinated note	48,603	—	47,760	—
Accrued interest payable	13,384	—	13,384	—
Advance payments by borrowers for taxes and insurance	931	—	931	—

7.	Employee Stock Ownership Plan

On October 6, 2008, the Company established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The ESOP trust acquired 610,089 shares of Company common stock at a cost of $3.33 per share (both as adjusted for the three - for-one stock split effective September 15, 2021) financed by a term loan with the Company. The ESOP loan was repaid in full during the quarter ended December 31, 2015 and all shares have been allocated to participants in the plan; therefore, no compensation expense was recognized for the three - and nine-month periods ended June 30, 2025 and 2024. The ESOP trust held 250,495 and 262,176 shares of Company common stock at June 30, 2025 and September 30, 2024, respectively.

8.	Stock Based Compensation Plans

The Company maintains four equity incentive plans under which stock options and restricted stock have been or may be granted, the 2010 Equity Incentive Plan (“2010 Plan”), approved by the Company’s shareholders in February 2010; the 2016 Equity Incentive Plan (“2016 Plan”), approved by the Company’s shareholders in February 2016; the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021; and the 2025 Equity Incentive Plan (“2025 Plan”) approved by the Company’s shareholders in February 2025. Upon stockholder approval of the 2025 Plan, no further awards will be granted under the 2010 Plan, 2016 Plan or 2021 Plan and these plans shall remain in existence solely for the purpose of administering outstanding grants thereunder. The 2025 Plan provides for the award of restricted stock and the aggregate number of shares of the Company’s common stock available for issuance under the 2025 Plan may not exceed 138,000 shares. As of June 30, 2025, restricted shares of 55,895 had been granted under the 2025 Plan to officers and key employees, which will vest over a five-year period. The Company generally issues new shares under Plans from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

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

The fair value of options granted during the nine-month periods ended June 30, 2025 and 2024 were determined using the following assumptions:

	2025	2024
Expected dividend yield	2.55%	3.74%
Risk-free interest rate	4.36%	4.44%
Expected volatility	29.70%	28.36%
Expected life of options	6.9 years	6.9 years
Weighted average fair value at grant date	$8.44	$3.55

A summary of stock option activity as of June 30, 2025, and changes during the nine-month period then ended is presented below.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Dollars in thousands, except exercise price data)

Outstanding at beginning of period	459,547	$20.10
Granted	21,075	29.00
Exercised	(41,262)	16.33
Forfeited or expired	(8,205)	19.65
Outstanding at end of period	431,155	$19.48	3.9	$1,496
Exercisable at end of period	283,616	$20.30	4.4	$1,509

There were 41,262 and 2,955 stock options exercised during the nine-month periods ended June 30, 2025 and 2024, respectively. The Company recognized compensation expense related to stock options of $92,000 and $269,000 for the three - and nine-month periods ended June 30, 2025, respectively. The Company recognized compensation expense related to stock options of $78,000 and $231,000 for the three - and nine-month periods ended June 30, 2024, respectively. At June 30, 2025, there was $621,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 2.63 years. There was $612,000 in cash received and $59,000 in tax benefit from the exercise of stock options during the nine-month period ended June 30, 2025. There was $39,000 in cash received and $2,000 in tax benefit from exercise during the nine-month period ended June 30, 2024.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Restricted Stock

The vesting period of restricted stock granted under the plans is generally five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period. Compensation expense related to restricted stock recognized for the three - and nine-month periods ended June 30, 2025 was $164,000 and $380,000, respectively. Compensation expense related to restricted stock recognized for the three - and nine-month periods ended June 30, 2024 was $97,000 and $292,000, respectively.

A summary of the Company’s nonvested restricted shares activity as of June 30, 2025 and changes during the nine-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2024	57,433	$21.64
Granted	61,985	$23.95
Vested	(17,903)	$21.80
Forfeited	—	—
Nonvested at June 30, 2025	101,515	$23.02

There were 17,903 restricted shares vested during the nine-month period ended June 30, 2025 with a total fair value of $519,000. There were 16,158 restricted shares that vested during the nine-month period ended June 30, 2024 with a total fair value of $244,000. At June 30, 2025, there was $2.0 million of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 3.95 years.

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

Certain financial instruments, including derivatives, may be eligible for offset in the balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements. However, the Company has not elected to offset such financial instruments in the consolidated balance sheets. The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. Cash collateral related to derivative contracts is recorded in interest-bearing deposits with banks or other assets in the consolidated balance sheets. At June 30, 2025 and September 30, 2024, the Company had no cash collateral posted with derivative counterparties against its derivative obligations.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

As of June 30, 2025 and September 30, 2024, the Company had no derivative financial instruments due to the wind down of the national mortgage banking operation.

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three - and nine-month periods ended June 30, 2024 is as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(In thousands)	2024	2024

Interest rate lock commitments	$—	$(268)
Forward mortgage loan sale contracts	—	354

	$—	$86

There was no income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the three - and nine - month periods ended June 30, 2025.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was 2.50% for 2024 and 2023. The Bank met all capital adequacy requirements to which it was subject as of June 30, 2025 and September 30, 2024.

As of June 30, 2025, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2025:

Total capital (to risk-weighted assets):
Consolidated	$243,137	12.63%	$154,011	8.00%	N/A	N/A
Bank	239,817	12.47	153,845	8.00	$192,306	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$193,812	10.07%	$115,508	6.00%	N/A	N/A
Bank	219,214	11.40	115,383	6.00	$153,845	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$193,812	10.07%	$86,631	4.50%	N/A	N/A
Bank	219,214	11.40 	86,538	4.50	$124,999	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$193,812	7.98%	$97,189	4.00%	N/A	N/A
Bank	219,214	9.03	97,112	4.00	$121,390	5.00%

As of September 30, 2024:

Total capital (to risk-weighted assets):
Consolidated	$244,214	12.53%	$155,976	8.00%	N/A	N/A
Bank	242,041	12.42	155,946	8.00	$194,932	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$179,325	9.20%	$116,982	6.00%	N/A	N/A
Bank	221,755	11.38	116,959	6.00	$155,946	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$179,325	9.20%	$87,737	4.50%	N/A	N/A
Bank	221,755	11.38	87,720	4.50	$126,706	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$179,325	7.42%	$96,607	4.00%	N/A	N/A
Bank	221,755	9.18	96,590	4.00	$120,737	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	Recent Accounting Pronouncements

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

	Core	SBA	Consolidated
	Banking	Lending	Totals
Three Months Ended June 30, 2025:
Net interest income	$15,086	$1,639	$16,725
Provision (credit) for credit losses – loans	420	(73)	347
Provision for unfunded lending commitments	32	45	77
Credit for credit losses – securities	(1)	—	(1)
Total provision (credit) for credit losses	451	(28)	423
Net interest income after provision	14,635	1,667	16,302
Net gains on sales of loans, SBA	—	932	932
Noninterest income	3,340	1,180	4,520
Noninterest expense	11,366	2,327	13,693
Income before taxes	6,609	520	7,129
Income tax expense	835	128	963
Segment profit	5,774	392	6,166
Non-cash items:
Depreciation and amortization	557	33	590
Segment assets at June 30, 2025	2,313,836	102,839	2,416,675

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core	SBA	Consolidated
	Banking	Lending	Totals
Nine Months Ended June 30, 2025:
Net interest income	$43,101	$5,077	$48,178
Provision (credit) for credit losses - loans	(866)	365	(501)
Provision (credit) for unfunded lending commitments	(8)	254	246
Credit for credit losses – securities	(8)	—	(8)
Total provision (credit) for credit losses	(882)	619	(263)
Net interest income after provision	43,983	4,458	48,441
Net gains on sales of loans, SBA	—	2,721	2,721
Noninterest income	10,835	3,348	14,183
Noninterest expense	35,426	6,908	42,334
Income before taxes	19,392	898	20,290
Income tax expense	2,180	220	2,400
Segment profit	17,212	678	17,890
Non-cash items:
Depreciation and amortization	1,708	36	1,744
Segment assets at June 30, 2025	2,313,836	102,839	2,416,675

	Core	SBA	Consolidated
	Banking	Lending	Totals
Three Months Ended June 30, 2024:
Net interest income	$13,590	$944	$14,534
Provision for credit losses – loans	320	181	501
Provision for unfunded lending commitments	64	94	158
Provision for credit losses - securities	84	—	84
Total provision for credit losses	468	275	743
Net interest income after provision	13,122	669	13,791
Net gains on sales of loans, SBA	—	581	581
Noninterest income	2,474	722	3,196
Noninterest expense	10,192	2,239	12,431
Income (loss) before taxes	5,404	(848)	4,556
Income tax expense (benefit)	689	(206)	483
Segment profit (loss)	4,715	(642)	4,073
Non-cash items:
Depreciation and amortization	588	2	590
Segment assets at June 30, 2024	2,305,240	88,251	2,393,491

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Core	SBA	Consolidated
	Banking	Lending	Totals
Nine Months Ended June 30, 2024:
Net interest income	$40,169	$2,816	$42,985
Provision for credit losses – loans	1,238	446	1,684
Provision (credit) for unfunded lending commitments	(253)	94	(159)
Provision for credit losses – securities	107	—	107
Total provision for credit losses	1,092	540	1,632
Net interest income after provision	39,077	2,276	41,353
Net gains on sales of loans, SBA	—	2,366	2,366
Noninterest income	6,790	2,898	9,688
Noninterest expense	34,178	6,070	40,248
Income (loss) before taxes	11,689	(896)	10,793
Income tax expense (benefit)	1,073	(200)	873
Segment profit (loss)	10,616	(696)	9,920
Non-cash items:
Depreciation and amortization	1,786	5	1,791
Segment assets at June 30, 2024	2,305,240	88,251	2,393,491

13.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three - and nine-month periods ended June 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
In Scope for ASC 606
Service charges on deposit accounts	$537	$538	$1,645	$1,398
ATM and interchange fees	648	593	1,945	1,627
Commission income	184	220	649	662
Other	29	26	85	82
Revenue from contracts with customers	1,398	1,377	4,324	3,769

Out of Scope for ASC 606
Net unrealized gain on equity securities	15	419	140	463
Gain on sale of equity securities	—	—	403	—
Gain on sale of SBA loans	932	581	2,721	2,366
Net gain on sale of loans, home equity line of credit	617	—	3,109	—
Mortgage banking income	96	49	278	191
Increase in cash value of life insurance	358	353	1,099	1,015
Real estate lease income	132	154	375	384
Other income	972	263	1,734	1,500
Other noninterest income	3,122	1,819	9,859	5,919

Total noninterest income	$4,520	$3,196	$14,183	$9,688

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

14.Mortgage Banking Income

The components of mortgage banking income for the three - and nine-month periods ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)

Origination and sale of mortgage loans (1)	$51	$60	$110	$(1,142)
Mortgage brokerage income	—	—	27	31
Net change in fair value of loans held for sale and interest rate lock commitments	—	7	—	(297)
Realized and unrealized gains (losses) from Forward sales commitments	—	—	—	354
Capitalized residential mortgage loan servicing rights	—	—	—	509
Net change in fair value of residential mortgage loan servicing rights	—	—	—	(809)
Provisions for loan repurchases and indemnifications	45	(6)	138	13
Net loan servicing income	—	(12)	3	1,532
Total mortgage banking income	$96	$49	$278	$191
(1)	Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.

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

Critical Accounting Policies; Critical Accounting Estimates

During the nine-month period ended June 30, 2025, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K, for the year ended September 30, 2024.

Comparison of Financial Condition at June 30, 2025 and September 30, 2024

Cash and Cash Equivalents. Cash and cash equivalents totaled $52.1 million at June 30, 2025 and September 30, 2024.

Loans. Net loans receivable decreased $68.0 million, from $1.96 billion at September 30, 2024 to $1.90 billion at June 30, 2025, due primarily to the transfer to loans held for sale and subsequent bulk sale of approximately $87.2 million of residential real estate home equity line of credit loans during the period.

Loans Held for Sale. Loans held for sale increased $35.3 million, from $25.7 million at September 30, 2024 to $61.0 million at June 30, 2025, primarily due to an increase in residential mortgage loans held for sale of $42.1 million. The increase in residential mortgage loans held for sale is primarily due to an increase in home equity line of credit loans held for sale during the period.

Securities Available for Sale. Securities available for sale decreased $5.3 million, from $248.7 million at September 30, 2024 to $243.4 million at June 30, 2025, due to net decreases in fair value of $11.2 million, calls and maturities of $3.7 million and principal repayments of $4.3 million, partially offset by purchases of $14.2 million. The decreases in fair value were primarily due to increasing long term market interest rates during the nine-months ended June 30, 2025, which resulted in a decrease in the fair value of debt securities available for sale.

Securities Held to Maturity. Investment securities held to maturity decreased $167,000 due primarily to calls and maturities during the period.

Deposits. Total deposits decreased $144.7 million from $1.88 billion at September 30, 2024 to $1.74 billion at June 30, 2025, primarily due to a decrease in brokered deposits of $229.1 million, partially offset by increases in money market accounts, interest-bearing demand deposit accounts and noninterest bearing demand deposit accounts of $87.4 million, $25.2 million and $11.1 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FHLB Borrowings. Borrowings from the FHLB increased $133.3 million, from $301.6 million at September 30, 2024 to $434.9 million at June 30, 2025. Borrowings were utilized in place of brokered deposits, which decreased as noted under Deposits.

Stockholders’ Equity. Stockholders’ equity increased $6.7 million from $177.1 million at September 30, 2024 to $183.8 million at June 30, 2025, due primarily to a $14.6 million increase in retained net income, partially offset by a $8.9 million increase in accumulated other comprehensive loss. At June 30, 2025 and September 30, 2024, the Bank was considered “well-capitalized” under applicable regulatory capital guidelines.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

Overview. The Company reported net income of $6.2 million, or $0.88 per diluted share, for the three-month period ended June 30, 2025 compared to net income of $4.1 million, or $0.60 per diluted share, for the three-month period ended June 30, 2024.

Net Interest Income. Net interest income increased $2.2 million, or 15.1%, for the three-month period ended June 30, 2025 as compared to the same period in 2024. Average interest-earning assets increased $45.5 million and average interest-bearing liabilities increased $37.1 million when comparing the two periods. The tax-equivalent net interest margin was 2.99% for 2025 compared to 2.67% for 2024.

Total interest income increased $871,000 when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $45.5 million, from $2.25 billion for 2024 to $2.30 billion for 2025, and an increase in the average tax equivalent yield on interest-earning assets from 5.60% for 2024 to 5.65% for 2025. The increase in the average balance of interest-earning assets was due primarily to a $48.9 million increase in the average balance of total loans.

Total interest expense decreased $1.3 million due to a decrease in the average cost of interest-bearing liabilities from 3.36% for 2024 to 3.03% for 2025, partially offset by an increase in the average balance of interest-bearing liabilities of $37.1 million, from $1.97 billion for 2024 to $2.01 billion for 2025. The decrease in the average cost of interest-bearing liabilities for 2025 was due primarily to lower rates for brokered deposits and money market deposit accounts as a result of decreased market interest rates and resulting lower short term U.S. Treasury rates.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three-month periods ended June 30, 2025 and 2024. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

	Three Months Ended June 30,
	2025			2024
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$15,889	$145	3.65%	$26,100	$324	4.97%
Loans (1)	1,992,567	29,214	5.86	1,943,716	28,155	5.79
Investment securities – taxable	104,169	947	3.64	101,350	918	3.62
Investment securities – nontaxable (1)	162,017	1,733	4.28	157,991	1,665	4.22
FRB and FHLB stock	24,993	416	6.66	24,986	519	8.31
Total interest-earning assets	2,299,635	32,455	5.65	2,254,143	31,581	5.60

Noninterest-earning assets	112,308			119,998
Total assets	$2,411,943			$2,374,141

Liabilities and equity:
NOW accounts	$362,869	$763	0.84%	$321,874	$618	0.77%
Money market deposit accounts	446,910	4,046	3.62	356,511	3,408	3.82
Savings accounts	149,142	50	0.13	158,051	50	0.13
Time deposits	578,327	5,742	3.97	736,435	8,664	4.71
Total interest-bearing deposits	1,537,248	10,601	2.76	1,572,871	12,740	3.24

FHLB borrowings	437,371	4,149	3.79	351,227	3,021	3.44
Subordinated debt and other borrowings	35,070	490	5.59	48,537	799	6.58
Total interest-bearing liabilities	2,009,689	15,240	3.03	1,972,635	16,560	3.36

Noninterest-bearing deposits	186,556			193,230
Other noninterest-bearing liabilities	35,175			43,052
Total liabilities	2,231,420			2,208,917

Total stockholders’ equity	180,523			165,224

Total liabilities and equity	$2,411,943			$2,374,141
Net interest income (taxable equivalent basis)		17,215			15,021
Less: taxable equivalent adjustment		(490)			(487)
Net interest income		$16,725			$14,534
Interest rate spread (taxable equivalent basis)			2.62%			2.24%
Net interest margin (taxable equivalent basis)			2.99%			2.67%
Average interest-earning assets to average interest-bearing liabilities			114.43%			114.27%

(1) Item impacted by tax equivalent adjustment

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the three-month periods ended June 30, 2025 and 2024. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended June 30, 2025
	Compared to
	Three Months Ended June 30, 2024
	Increase (Decrease)
	Due to
	Rate	Volume	Net

	(In thousands)
Interest income:
Interest-bearing deposits with banks	$(69)	$(110)	$(179)
Loans	348	711	1,059
Investment securities - taxable	3	26	29
Investment securities - nontaxable	25	43	68
FRB and FHLB stock	(103)	—	(103)
Total interest-earning assets	204	670	874

Interest expense:
Deposits	(1,872)	(267)	(2,139)
Borrowings from FHLB	349	779	1,128
Subordinated debt	(105)	(205)	(310)
Total interest-bearing liabilities	(1,628)	307	(1,321)

Net increase in net interest income (taxable equivalent basis)	$1,832	$363	$2,195

Provision for Credit Losses. The Company recognized a provision for credit losses for loans and unfunded lending commitments of $347,000 and $77,000, respectively, and a credit for credit losses for securities of $1,000 for the three months ended June 30, 2025, compared to a provision for credit losses for loans, unfunded lending commitments and securities of $501,000, $158,000 and $84,000, respectively, for the same period in 2024.

The Company recognized net charge-offs of $309,000 for the three-month period ended June 30, 2025 compared to net charge-offs of $105,000 for the same period in 2024.

Noninterest Income. Noninterest income increased $1.3 million for the three-month period ended June 30, 2025 as compared to the same period in 2024. The increase was due primarily to an increase in net gain on sale of home equity lines of credit, other income and net gain on sale of SBA loans of $617,000, $565,000 and $351,000 respectively, partially offset by a $404,000 decrease in net unrealized gain on sale of equity securities. The increase in gain on sale of home equity lines of credit was due to a lack of sales in the 2024 period as the sale of this product commenced in fiscal 2025. The increase in other income was primarily due to a $487,000 gain recognized in connection with a lease termination.

Noninterest Expense. Noninterest expense increased $1.3 million for the three-month period ended June 30, 2025 as compared to the same period in 2024. The increase was due primarily to an increase in compensation and benefits of $904,000, which was due to routine salary increases and increases in bonus and incentive accruals in 2025 due to stronger Company performance.

Income Tax Expense. The Company recognized income tax expense of $963,000 for the three-month period ended June 30, 2025 as compared to $483,000 for the same period in 2024. The increase is due primarily to higher taxable income in 2025 as compared to 2024. The effective tax rate for 2025 was 13.5% compared to 10.6% for 2024. The effective tax rate is below the statutory tax rate primarily due to the recognition of investment tax credits related to solar projects in both the 2025 and 2024 periods.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended June 30, 2025 and 2024

Overview. The Company reported net income of $17.9 million, or $2.57 per diluted share, for the nine-month period ended June 30, 2025 compared to net income of $9.9 million, or $1.45 per diluted share, for the nine-month period ended June 30, 2024.

Net Interest Income. Net interest income increased $5.2 million, or 12.1%, for the nine-month period ended June 30, 2025 as compared to the same period in 2024. Average interest-earning assets increased $74.0 million and average interest-bearing liabilities increased $77.7 million when comparing the two periods. The tax-equivalent net interest margin was 2.89% for 2025 compared to 2.67% for 2024.

Total interest income increased $5.5 million when comparing the two periods due primarily to an increase in the average balance of interest-earning assets of $74.0 million, from $2.22 billion for 2024 to $2.29 billion for 2025, and an increase in the average tax equivalent yield on interest-earning assets from 5.49% for 2024 to 5.63% for 2025. The increase in the average balance of interest-earning assets was due primarily to a $78.1 million increase in the average balance of total loans.

Total interest expense increased $279,000 due to an increase in the average balance of interest-bearing liabilities of $77.7 million, from $1.93 billion for 2024 to $2.00 billion for 2025, partially offset by a decrease in the average cost of interest-bearing liabilities from 3.24% for 2024 to 3.13% for 2025.

Average Balance Sheets. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the nine-month periods ended June 30, 2025 and 2024. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances presented are daily averages. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities have been adjusted to a tax equivalent basis using a federal marginal tax rate of 21%.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Nine Months Ended June 30,
	2025			2024
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-bearing deposits with banks	$16,314	$523	4.27%	$23,668	$834	4.70%
Loans (2)	1,983,229	86,828	5.84	1,905,152	81,443	5.70
Investment securities – taxable	102,955	2,782	3.60	102,596	2,784	3.62
Investment securities – nontaxable (2)	161,506	5,167	4.27	158,624	5,014	4.21
FRB and FHLB stock	24,989	1,420	7.58	24,980	1,092	5.83
Total interest-earning assets	2,288,993	96,720	5.63	2,215,020	91,167	5.49

Noninterest-earning assets	116,251			124,873
Total assets	$2,405,244			$2,339,893

Liabilities and equity:
NOW accounts	$352,097	$2,242	0.85%	$323,883	$1,858	0.76%
Money market deposit accounts	417,878	11,397	3.64	326,077	9,052	3.70
Savings accounts	150,381	148	0.13	162,054	161	0.13
Time deposits	700,198	22,489	4.28	691,324	24,205	4.67
Total interest-bearing deposits	1,620,554	36,276	2.98	1,503,338	35,276	3.13

FHLB borrowings	340,154	8,767	3.44	375,336	9,088	3.23
Subordinated debt and other borrowings	44,114	2,016	6.09	48,497	2,416	6.64
Total interest-bearing liabilities	2,004,822	47,059	3.13	1,927,171	46,780	3.24

Noninterest-bearing deposits	185,465			205,971
Other noninterest-bearing liabilities	35,936			46,099
Total liabilities	2,226,223			2,179,241

Total stockholders’ equity	179,021			160,652

Total liabilities and equity	$2,405,244			$2,339,893
Net interest income (taxable equivalent basis)		49,661			44,387
Less: taxable equivalent adjustment		(1,483)			(1,402)
Net interest income		$48,178			$42,985
Interest rate spread (taxable equivalent basis)			2.50%			2.25%
Net interest margin (taxable equivalent basis)			2.89%			2.67%
Average interest-earning assets to average interest-bearing liabilities			114.17%			114.94%

(2) Item impacted by tax equivalent adjustment

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a tax equivalent basis for the nine-month periods ended June 30, 2025 and 2024. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Nine Months Ended June 30, 2025
	Compared to
	Nine Months Ended June 30, 2024
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$(64)	$(247)	$(311)
Loans	2,006	3,379	5,385
Investment securities – taxable	(12)	10	(2)
Investment securities – nontaxable	61	92	153
FRB and FHLB stock	328	—	328
Total interest-earning assets	2,319	3,234	5,553

Interest expense:
Deposits	(1,686)	2,686	1,000
Borrowings from FHLB	559	(880)	(321)
Subordinated debt	(192)	(209)	(401)
Total interest-bearing liabilities	(1,319)	1,597	278

Net increase in net interest income (taxable equivalent basis)	$3,638	$1,637	$5,275

Provision for Credit Losses. The Company recognized a credit for credit losses for loans and securities of $501,000 and $8,000, respectively, and a provision for unfunded lending commitments of $246,000 for the nine months ended June 30, 2025, compared to a provision for credit losses for loans and securities of $1.7 million and $107,000, respectively, and a credit for unfunded lending commitments of $159,000 for the same period in 2024. The reversal of provisions during the 2025 period was due primarily to the bulk sale of approximately $87.2 million of first lien home equity line of credit loans during the period and a decrease in qualitative reserves. Nonperforming loans, which consist of nonaccrual loans and loans over 90 days past due and still accruing interest, decreased $1.7 million from $16.9 million at September 30, 2024 to $15.2 million at June 30, 2025.

The Company recognized net charge-offs of $271,000 for the nine-month period ended June 30, 2025 compared to net charge-offs of $224,000 for the same period in 2024.

Noninterest Income. Noninterest income increased $4.5 million for the nine-month period ended June 30, 2025 as compared to the same period in 2024. The increase was due primarily to a $3.1 million net gain on sale of home equity lines of credit, a $403,000 net gain on the sale of equity securities and a $487,000 gain recognized in connection with a lease termination in 2025 with no corresponding amounts for 2024.

Noninterest Expense. Noninterest expense increased $2.1 million for the nine-month period ended June 30, 2025 as compared to the same period in 2024. The increase was due primarily to increases in compensation and benefits and other operating expenses of $1.4 million and $1.1 million, respectively, partially offset by a decrease in professional fees of $412,000. The increase in compensation and benefits is primarily due to routine salary increases and increases in bonus and incentive accruals in 2025 due to stronger Company performance. The increase in other operating expenses was due primarily to a $721,000 reversal of accrued loss contingencies for SBA-guaranteed loans in 2024 with no corresponding amount for the 2025 period and a $405,000 accrued contingent liability associated with

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

employee benefits recognized in 2025 with no corresponding amount in 2024. The decrease in professional fees is primarily due to the cessation of national mortgage banking operations in the quarter ended December 31, 2023.

Income Tax Expense. The Company recognized income tax expense of $2.4 million for the nine-month period ended June 30, 2025 as compared to $873,000 for the same period in 2024. The increase is due primarily to higher taxable income in the 2025 period. The effective tax rate for 2025 was 11.8% compared to 8.1%. The effective tax rate is below the statutory tax rate primarily due to the recognition of investment tax credits related to solar projects in both the 2025 and 2024 periods.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB borrowings. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2025, the Bank had cash and cash equivalents of $52.1 million and securities available-for-sale with a fair value of $243.4 million, including $134.2 million that are unpledged. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, borrowing capacity on federal funds purchased lines of credit facilities with other financial institutions, additional collateral eligible for repurchase agreements and borrowing capacity with the Federal Reserve Discount Window. At June 30, 2025, the Bank had the ability to borrow a total of $800.0 million from the FHLB, of which $434.9 million was borrowed and outstanding. In addition, the Bank had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at June 30, 2025. The Bank also had three other federal funds line of credit facilities with other financial institutions from which we had the ability to borrow the lesser of $5.0 million or 50% of the Bank’s equity capital, $22 million and $15 million, respectively. The Bank did not have any outstanding federal funds purchased at June 30, 2025. At June 30, 2025 the Bank had the ability to borrow up to $52.2 million from the Federal Reserve using the Discount Window. The Bank had no Federal Reserve borrowings at June 30, 2025.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. If these maturing deposits do not remain with the Bank, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. As of June 30, 2025, deposits exceeding the FDIC insurance limit of $250,000 per insured account were estimated to be $608.3 million, or 35.0% of total deposits. When excluding Indiana public funds accounts, total uninsured deposits were estimated to be $248.3 million, or 14.3% of total deposits, as of June 30, 2025.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2025, the Company (unconsolidated basis) had liquid assets of $3.0 million.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2025, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with Tier 1 capital (to average total assets), common equity Tier 1 capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and total capital (to risk-weighted assets) ratios of 9.03%, 11.40%, 11.40% and 12.47%, respectively. The regulatory requirements at that date were 5.0%, 6.5%, 8.0% and 10.0%, respectively, in order to be categorized as “well capitalized” under prompt corrective action provisions. At June 30, 2025, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine-month period ended June 30, 2025, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario:

	At June 30, 2025		At September 30,2024
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(8,784)	(12.38)%	$(6,833)	(10.11)%
200bp	(6,010)	(8.47)	(4,475)	(6.62)
100bp	(3,233)	(4.56)	(2,486)	(3.68)
(100)bp	3,679	5.18	3,209	4.75
(200)bp	7,337	10.34	6,339	9.38

At June 30, 2025, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% would decrease our net interest income by $3.2 million, or 4.56%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 8.47% and 12.38%, respectively. An immediate and sustained decrease in rates of 1.00% would increase our net interest income by $3.7 million, or 5.18%, over a one year horizon compared to a flat interest rate scenario while a rate decrease of 2.00% would cause our net interest income to increase by 10.34%. All estimated changes presented in the above table are within policy guidelines approved by the Company’s Board of Directors.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, as of June 30, 2025, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There have been no changes in our internal control over financial reporting that occurred during the three -months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Bank, primarily as plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. As of June 30, 2025, the Company is not a party to any legal proceedings that we believe require disclosure; warrant the accrual of a loss contingency; or would have a material adverse effect the Company’s consolidated financial condition, results of operations, or cash flow.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended September 30, 2024 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K. However, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, consolidated financial condition and/or results of operations.

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2025:

			(c)	(d)
			Total number of shares	Maximum number (or
	(a)	(b)	(or units) purchased as	appropriate dollar value) of
	Total number of	Average price	part of publicly	shares (or units) that may yet
	shares (or units)	paid per share	announced plans or	be purchased under the plans
Period	purchased	(or unit)	programs (1)	or programs
April 1, 2025 through April 30, 2025	—	$—	—	10,086
May 1, 2025 through May 31, 2025	1,428	$27.64	1,428	8,658
June 1, 2025 through June 30, 2025	—	$—	—	8,658
Total	1,428	$27.64	1,428	8,658
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

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

FIRST SAVINGS FINANCIAL GROUP, INC.

PART II

OTHER INFORMATION

Item 6.	Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.
(Registrant)

Dated	August 8, 2025	BY:	/s/ Larry W. Myers
Larry W. Myers
President and Chief Executive Officer

Dated	August 8, 2025	BY:	/s/ Anthony A. Schoen
Anthony A. Schoen
Chief Financial Officer