Form 10-K
period 2025-09-30
First Savings Financial Group, Inc.
filed 2025-12-12
CIK 1435508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $140.3 million, based upon the closing price of $25.76 per share as quoted on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2025.

The number of shares outstanding of the registrant’s common stock as of December 5, 2025 was 7,015,080.

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

Pending Merger

On September 24, 2025, First Savings Financial Group entered into a definitive merger agreement with First Merchants Corporation, the holding company of First Merchants Bank. Pursuant to the merger agreement and subject to the receipt of requisite regulatory approvals and the approval of our shareholders and the satisfaction of other customary closing conditions, First Savings Financial Group would merge with and into First Merchants Corporation and First Savings Bank would merge with and into First Merchants Bank, with First Merchants Corporation and First Merchants Bank being the surviving institutions. The transaction is expected close during the first calendar quarter of 2026.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2025, which is the most recent date for which data is available from the FDIC, we held approximately 22.78%, 22.65%, 4.16%, 25.20%, 100.00% and 40.70% of the FDIC-insured deposits in Clark, Daviess, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, may have greater resources.

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

We generally do not originate conventional loans with loan-to-value ratios exceeding 80%, including that for non-owner occupied residential real estate loans whose loan-to-value ratios generally may not exceed 75%, or 65% where the borrower has more than five non-owner occupied loans outstanding. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance. However, the total balance of residential mortgage loans secured by one-to-four family residential properties with loan-to-value ratios exceeding 90% amounted to $21.2 million, of which some do not have private mortgage insurance or government guaranty. We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also generally require title insurance on all first mortgage loans with principal balances of $250,000 or more. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

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

During 2013, we began a commercial real estate lending program that is focused on loans to high net worth individuals that are secured by low loan-to-value, single-tenant commercial properties that are generally leased to investment grade national-brand retailers, the borrowers and collateral properties for which are outside of our primary market area (“NNN Finance Program”). This program is designed to diversify the Company’s geographic and credit risk profile given the geographic dispersion of the loans and collateral, and the investment grade credit of the national-brand lessees. The terms of the loans are generally consistent with the aforementioned terms of in-market commercial real estate loans; however, these cannot exceed 70% loan-to-value and loan maturities cannot exceed the expiration of the underlying leases. In addition, the Company has established guidelines with respect to concentrations by state, lessee and industry of lessees as a percentage of regulatory capital. The average size of these loans originated was $1.7 million and the portfolio balance was $765.4 million at September 30, 2025.

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

We generally do not sell whole loans, other than long-term fixed rate residential mortgage loans that we originate, or participation interests in loans originated by us. We also generally do not purchase whole loans or participation interests in loans originated by other financial institutions. However, in order to manage certain risk factors or supplement our lending portfolio, we may sell or purchase whole loans or participation interests in loans from time to time depending on various factors. At September 30, 2025, loans totaling $150.8 million included sold participation interests of $100.9 million, for a net position of $49.9 million outstanding in our portfolio. At September 30, 2025, acquired participation interests totaled $25.1 million.

Beginning in April 2015, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in SBA lending in order to enhance the Company’s proficiency in SBA 7(a) program loan originations and sales. The Bank continues to hire additional business development officers and appropriate supporting staff in order to grow this lending platform. The primary purpose of this lending platform is to originate SBA 7(a) program loans, the borrowers and collateral for which are outside of our primary market area, and sell the amounts guaranteed by the SBA in the secondary market. This lending platform is also designed to diversify the Company’s geographic and interest rate risk profile with respect to the retained unguaranteed amounts given the geographic dispersion of the loans and collateral, and their floating rate structure. The Company originated SBA loans with a total commitment of $89.5 million during the year ended September 30, 2025. At September 30, 2025, $321.6 million of SBA loans included sold guaranteed portions of $224.2 million, for a net position of $97.4 million outstanding in our portfolio. All SBA loans held for sale were carried at the lower of cost or fair market value at September 30, 2025 and 2024.

Beginning in July 2019, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in producing and managing first lien home equity loans. The primary purpose of this platform is to originate first lien home equity loans for interest income and for sale to the secondary market. This lending platform is also designed to diversify the Company’s geographic and interest rate risk profile given the loans’ floating rate structure. At September 30, 2025, the Company had $386.8 million of first lien home equity loans in the portfolio, which included $36.1 million of loans held for sale. All first lien home equity loans held for sale were carried at the lower of cost or fair market value at September 30, 2025 and 2024.

Mortgage Banking. Beginning in April 2018, the Bank hired a management team, business development officers (loan officers), underwriters and supporting staff that are seasoned and experienced in the origination and sale of one- to four-family residential real estate loans on a nationwide basis. The primary purpose of this lending platform is to originate one- to four-family residential real estate loans, the borrowers and collateral for which are outside of our primary market area, and sell the whole loans in the secondary market. The Company did not originate any one- to four-family residential real estate loans within this lending platform during the year ended September 30, 2025. The were no outstanding one- to four-family residential real estate loans within the lending platform in the Bank’s portfolio at September 30, 2025.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At September 30, 2025, our regulatory limit on loans to one borrower was $36.7 million. At that date, our largest lending relationship was for a commitment of $29.0 million, of which $20.0 million was outstanding, and was performing according to its original terms at that date.

Loan Commitments. We issue commitments for commercial loans conditioned upon the occurrence of certain events. Commitments to originate loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days. See Note 17, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for additional information regarding our loan commitments at September 30, 2025.

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

At September 30, 2025, our investment portfolio consisted primarily of U.S. Treasury notes, government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities, and pass-through asset-backed securities guaranteed by the SBA.

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

Employees and Human Capital Resources

We believe that the success of a business is largely due to the quality of its employees, the development of each employee’s full potential, and the Company’s ability to provide timely and satisfying rewards. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies from within. We invest in learning and development including tuition reimbursement for courses, degree programs and fees paid for certifications. As of September 30, 2025, we had 244 full-time employees and 26 part-time employees, none of whom are represented by a collective bargaining unit.

Subsidiaries

The Company has one wholly-owned subsidiary, First Savings Bank. The Bank has three wholly - owned subsidiaries, Q2 Business Capital, LLC, an Indiana limited liability company specializing in the origination and servicing of SBA loans, First Savings Investments, Inc., a Nevada corporation that manages a securities portfolio, and Southern Indiana Financial Corporation, an independent insurance agency, offering various types of annuities and life insurance policies. Southern Indiana Financial Corporation is currently inactive.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions by the institution and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was 2.50% for 2025 and 2024. The Bank met all capital adequacy requirements to which it was subject as of September 30, 2025 and 2024.

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances.

As of September 30, 2025, First Savings Bank met all applicable capital adequacy requirements in effect at that date.

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

Assessments. Indiana banks are required to pay assessments to the INDFI to fund the agency’s operations. The assessments paid to the INDFI by First Savings Bank for the year ended September 30, 2025 totaled $134,000.

Federal Home Loan Bank System. First Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. First Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. First Savings Bank was in compliance with this requirement with an investment in FHLB capital stock of $23.6 million at September 30, 2025.

Federal Reserve Board System. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). On March 26, 2020, in response to the COVID-19 pandemic, the FRB reduced the reserve requirement to zero, and the requirement remained at zero at September 30, 2025 and 2024.

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

At September 30, 2025, $1.22 billion, or 63.9%, of our loan portfolio consisted of commercial real estate loans and commercial business loans. Subject to market conditions, we intend to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity because many of our commercial real estate loans are not fully-amortizing, but result in “balloon” balances at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At September 30, 2025, nonperforming commercial real estate loans totaled $6.0 million. At September 30, 2025 nonperforming commercial business loans totaled $1.7 million. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At September 30, 2025, $60.0 million, or 2.9% of our loan portfolio consisted of construction loans, and land and land development loans, and $6.5 million, or 16.2% of the construction loan portfolio (excluding undisbursed commitments and portions participated to other financial institutions), consisted of speculative construction loans at that date. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans. These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Furthermore, we may need to increase our allowance for credit losses through future charges to income as the portfolio of these types of loans grows, which would adversely affect our earnings. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2025, $24.6 million, or 4.1% of our residential mortgage loan portfolio and 1.3% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At September 30, 2025, we had five non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $4.7 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At September 30, 2025 and 2024, the Bank did not have any non-owner occupied residential properties held as real estate owned. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

The value of our loan servicing rights can fluctuate. The assets could decrease if prepayment speeds or delinquency rates of the underlying loans increase, or if the costs to service the loans increase. The value of the assets could also decline if there is a lack of liquidity in the loan servicing rights market. Similarly, the value may decrease if interest rates decrease or change in a non-parallel manner or are otherwise volatile. All of these factors are largely out of our control. Estimates must be developed and assumptions and judgments must be made when valuing these assets. An inaccurate valuation, or changes to the valuation due to factors outside of our control, could negatively impact our ability to realize the full value of these assets. As a result, our balance sheet may not precisely represent the fair market value of these and other financial assets. As of September 30, 2025, the Company had no residential loans mortgage loan servicing rights due to the wind down of the national mortgage banking operation and subsequent sale of the residential mortgage loan servicing rights portfolio, which was completed during the year ended September 30, 2024.

Risks Related to Competition

Strong competition within our primary market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2025, which is the most recent date for which data is available from the FDIC, we held approximately 22.78%, 22.65%, 4.16%, 25.20%, 100.00% and 40.70% of the FDIC-insured deposits in Clark, Daviess, Floyd, Harrison, Crawford and Washington Counties, Indiana, respectively. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

Risks Related to Changes in Market Interest Rates

Changing interest rates may hurt our earnings and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, as it has in recent years, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding loans or investments, which would likely hurt our income. At September 30, 2025, approximately $943.9 million, or 49.5% of the total loan portfolio, consisted of fixed-rate loans with maturity dates after September 30, 2026. This investment in fixed-rate loans exposes the Company to increased levels of interest rate risk.

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

Risks Related to Our Pending Merger with First Merchants Corporation

If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the merger.

We have incurred substantial expenses in connection with the pending merger with First Merchants Corporation. Although some of these expenses will not be incurred if the merger is not completed, others will and such expenses could have a material adverse impact on the our financial condition and results of operations. The completion of the merger depends on the satisfaction of several conditions. We cannot guarantee that these conditions will be met. There can be no assurance that the merger will be completed.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the pending merger on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain, and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. Retention of certain of our employees may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with us or First Merchants Corporation. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us or First Merchants Corporation, our business could be harmed.

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

We have acquired other financial institutions and have recorded goodwill in connection with those transactions. Goodwill represents the amount of consideration exchanged over the fair value of net assets we acquired in the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. At September 30, 2025, our goodwill totaled $9.8 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

Risks Related to an Investment in Our Common Stock

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2025 or that we will be able to pay future dividends at all.

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

As of December 5, 2025, our directors, executive officers, and their related entities and persons currently beneficially own, in the aggregate, approximately 16.53% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our directors, executive officers, and their related entities and persons, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”.

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

Item 2.  PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of September 30, 2025.

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

The Company purchased an 8.1 acre parcel of land in Jeffersonville, Indiana, in July 2013 upon which it intended to construct an office building, relocate its corporate headquarters, and subsequently divest of additional unused acreage in future years. However, in October 2018, the Company acquired an office building for $7.5 million in Jeffersonville, Indiana, to which it has relocated its corporate headquarters. In September 2022, the Company sold 4.2 acres of the 8.1 acre parcel of land and sold another 0.9 acres in February 2025. The Company retains ownership of a 3.0 acre parcel upon which intends to construct a branch office.

The Company purchased a 0.5 acre parcel of land in Washington, Indiana, in December 2023 upon which it intends to construct a branch office.

The Company purchased a 1.94 acre parcel of land in Floyds Knobs, Indiana, in July 2021 upon which it intends to construct a branch office.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol “FSFG.” All share and per share amounts have been adjusted to reflect the three-for-one stock split effective September 15, 2021. As of December 5, 2025, the Company had approximately 227 holders of record and 7,015,080 shares of common stock outstanding. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 21 of the Notes to Consolidated Financial Statements beginning on page F-1 of this annual report for information regarding dividend restrictions applicable to the Company. The Company currently intends to maintain a policy of paying regular quarterly cash dividends; however, the Company cannot guarantee that it will pay dividends or that if paid, it will not reduce or eliminate dividends in the future.

Purchases of Equity Securities

On August 16, 2021, the Company announced that its Board of Directors authorized a stock repurchase program to acquire up to 356,220 shares, or 5.0% of the Company’s outstanding common stock. This replaces the previously existing stock repurchase program announced by the Company on November 16, 2012, which had 346,776 shares (split-adjusted) remaining for repurchase. There were no shares repurchased under either stock repurchase plan during the quarter ended September 30, 2025.

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2025:

				(d)
			(c)	Maximum number
			Total number	(or appropriate
			of shares (or	dollar value) of
	(a)	(b)	units) purchased	shares (or units) that
	Total number	Average price	as part of publicly	may yet be
	of shares (or	paid per share	announced plans	purchased under
Period	units) purchased	(or unit)	or programs (1)	the plans or programs
July 1, 2025 through July 31, 2025	—	$—	—	8,658
August 1, 2025 through August 31, 2025	—	$—	—	8,658
September 1, 2025 through September 30, 2025	—	$—	—	8,658
Total	—	$—	—	8,658

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2025 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants and	outstanding options,	(excluding securities reflected in
	rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	430,405	$19.47	82,105

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	430,405	$19.47	82,105

In December 2009 the Company adopted the 2010 Equity Incentive Plan (“2010 Plan”), which the Company’s shareholders approved in February 2010. The 2010 Plan provided for the award of stock options and restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the 2010 Plan may not exceed 1.1 million shares, consisting of 762,612 stock options and 305,043 shares of restricted stock. As of September 30, 2025, grants outstanding under the 2010 Plan included 305,043 restricted shares, 559,521 incentive stock options and 201,591 non-statutory stock options to directors, officers and key employees. The restricted shares and stock options granted vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

In December 2015 the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”), which the Company’s shareholders approved in February 2016. The 2016 Plan provides for the award of stock options and restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the 2016 Plan may not exceed 264,000 shares, consisting of 198,000 stock options and 66,000 shares of restricted stock. As of September 30, 2025, grants outstanding under the 2016 Plan included 66,000 restricted shares, 147,690 incentive stock options and 44,550 non-statutory stock options to directors, officers and key employees. The restricted shares and stock options granted vest ratably over five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

In December 2020, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”), which the Company’s shareholders approved in February 2021. The 2021 Plan provides for the award of stock options and restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan may not exceed 356,058 shares, consisting of 267,043 stock options and 89,015 shares of restricted stock. As of September 30, 2025, grants outstanding under the 2021 Plan included 89,015 shares of restricted stock, 240,913 incentive stock options and 26,130 non-statutory stock options to directors, officers and key employees. The restricted shares and stock options granted vest ratably over one year or five years and, once vested, the stock options are exercisable in whole or in part for a period up to ten years from the date of the award.

In December 2024, the Company adopted the 2025 Equity Incentive Plan (“2025 Plan”), which the Company’s shareholders approved in February 2025. The 2025 Plan provides for the award of restricted stock. The aggregate number of shares of the Company’s common stock available for issuance under the 2025 Plan may not exceed 138,000 shares, consisting entirely of restricted stock. As of September 30, 2025, grants outstanding under the 2025 Plan included 55,895 of restricted stock. The restricted shares vest ratably over one year or five years.

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

	At September 30,
(In thousands)	2025	2024	2023	2022	2021
Financial Condition Data:
Total assets	$2,399,532	$2,450,368	$2,288,854	$2,093,725	$1,721,394
Cash and cash equivalents	31,851	52,142	30,845	41,665	33,428
Securities available-for-sale	251,842	248,679	227,739	316,517	206,681
Securities held-to-maturity	778	1,040	1,300	1,558	1,837
Loans held for sale	51,454	25,716	45,855	60,462	214,940
Loans, net	1,886,818	1,963,852	1,770,243	1,474,544	1,075,936
Deposits	1,709,882	1,880,881	1,681,794	1,515,834	1,227,580
Borrowings from FHLB	435,000	301,640	363,183	307,303	250,000
Other borrowings	28,762	48,603	48,444	88,206	19,865
Stockholders’ equity	193,479	177,115	150,981	151,565	180,377

	For the Year Ended September 30,
(In thousands)	2025	2024	2023	2022	2021
Operating Data:
Interest income	$127,527	$121,988	$103,229	$71,194	$65,259
Interest expense	62,219	63,926	41,655	10,542	8,087
Net interest income	65,308	58,062	61,574	60,652	57,172
Total provision (credit) for credit losses	325	3,092	2,612	1,908	(1,767)
Net interest income after provision (credit) for loan losses	64,983	54,970	58,962	58,744	58,939
Noninterest income	18,842	12,530	25,342	51,227	120,436
Noninterest expense	56,962	52,890	76,122	92,662	139,409
Income before income taxes	26,863	14,610	8,182	17,309	39,966
Income tax expense	3,702	1,018	10	1,923	9,997
Net income	23,161	13,592	8,172	15,386	29,969
Less: net income attributable to noncontrolling interests	—	—	—	—	402
Net income attributable to First Savings Financial Group	23,161	13,592	8,172	15,386	29,567

	For the Year Ended September 30,
	2025	2024	2023	2022	2021
Per Share Data:
Net income per common share, basic	$3.37	$1.99	$1.19	$2.18	$4.16
Net income per common share, diluted	3.32	1.98	1.19	2.15	4.12
Dividends per common share	0.63	0.59	0.55	0.51	0.36

	At or For the Year Ended September 30,
	2025	2024	2023	2022	2021
Performance Ratios:
Return on average assets	0.96%	0.58%	0.37%	0.83%	1.69%

Return on average equity	12.80	8.31	5.04	8.65	17.59

Return on average common stockholders’ equity	12.80	8.31	5.04	8.65	17.37

Interest rate spread (1)	2.55	2.26	2.69	3.55	3.54

Net interest margin (2)	2.94	2.68	3.10	3.72	3.67

Other expenses to average assets	2.37	2.24	3.43	5.01	7.95

Efficiency ratio (3)	67.69	74.92	87.58	82.82	78.49

Efficiency ratio (excluding nonrecurring items) (4)	68.05	74.92	80.61	81.03	78.51

Average interest-earning assets to average interest-bearing liabilities	114.24	114.95	120.17	126.40	125.92

Dividend payout ratio	18.93	29.80	46.41	23.68	8.59

Average equity to average assets	7.53	6.94	7.31	9.61	9.71

Capital Ratios:
Total capital (to risk-weighted assets):
Consolidated	12.77%	12.53%	11.47%	12.33%	14.28%
Bank	12.58	12.42	11.27	11.44	13.60

Tier 1 capital (to risk-weighted assets):
Consolidated	10.24	9.20	8.22	8.73	11.76
Bank	11.52	11.38	10.42	10.59	12.54

Common equity Tier 1 capital (to risk-weighted assets):
Consolidated	10.24	9.20	8.22	8.73	11.76
Bank	11.52	11.38	10.42	10.59	12.54

Tier 1 capital (to average adjusted total assets):
Consolidated	8.22	7.42	7.24	7.96	9.73
Bank	9.25	9.18	9.17	9.58	10.07
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for all years presented.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for all years presented.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	Represents other expenses, excluding nonrecurring items as discussed below, divided by the sum of net interest income and other income, excluding income (loss) from tax credit investments discussed below. The efficiency ratio for 2025 excludes income of $255,000, $487,000, $403,000 and $45,000 related to a gain on life insurance, gain on lease termination, gain on sale of equity securities, and gain on premises and equipment, respectively, and excludes the insured recovery of legal fees previously recognized of $203,000 and merger related professional fees of $707,000. The efficiency ratio for 2024 excludes income of $116,000, $456,000, $777,000 and $113,000 related to a gain on premises and equipment, recording Visa Class C shares, an adjustment to the MSR valuation allowance and a distribution from an equity investment, respectively, and excludes expenses of $656,000 related to the reversal of SBA guaranteed loan contingency, $283,000 related to the reversal of contingent liabilities and $156,000 related to the adjustment of data processing expenses related to contract termination. The efficiency ratio for 2023 excludes expenses of $1.4 million related to the core processing system conversion, $769,000 related to MSR valuation allowance for intended sale, $1.5

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

	At or For the Year Ended September 30,
	2025	2024	2023	2022	2021
Asset Quality Ratios:
Allowance for credit losses as a percent of total loans	1.06%	1.07%	0.95%	1.03%	1.31%

Allowance for credit losses as a percent of nonperforming loans	138.73	125.69	121.16	141.49	92.43

Net charge-offs to average outstanding loans during the period	0.04	0.03	0.06	0.06	0.07

Nonperforming loans as a percent of total loans	0.77	0.85	0.78	0.73	1.42

Nonperforming loans as a percent of total assets	0.61	0.69	0.61	0.52	0.90

Nonperforming assets as a percent of total assets	0.66	0.71	0.69	0.65	1.00

Other Data:
Number of full service branch offices	15	15	15	15	15
Number of deposit accounts	51,890	51,104	49,226	48,122	46,361
Number of loans	7,693	8,111	7,796	7,401	7,041

Balance Sheet Analysis

Cash and Cash Equivalents. At September 30, 2025 and 2024, cash and cash equivalents totaled $31.9 million and $52.1 million, respectively. The Bank is at times required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but are interest-bearing.

Loans Held for Sale. Residential mortgage loans held for sale increased by $551,000 in 2025. There were no residential mortgage loans held for sale at September 30, 2024. Home equity line of credit loans held for sale increased by $36.1 million in 2025. There were no home equity line of credit loans held for sale at September 30, 2024. SBA loans held for sale decreased by $10.9 million in 2025, from $25.7 million at September 30, 2024 to $14.8 million at September 30, 2025 due to sales outpacing originations during the year.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one to four family mortgage loans, multifamily loans, commercial real estate loans, commercial business loans and construction loans. To a lesser extent, we originate various consumer loans including home equity lines of credit. Net loans decreased $77.0 million, from $1.96 billion at September 30, 2024 to $1.89 billion at September 30, 2025.

At September 30, 2025, residential mortgage loans totaled $605.9 million, or 31.8% of total loans, compared to $670.0 million, or 33.8% of total loans at September 30, 2024. The decrease in residential mortgage loans is primarily due an $87.2 million sale of first-lien home equity line of credit loans. The Company launched a national first-lien home equity line of credit product in fiscal 2021, the balance of which was $351.0 million and $433.0 million at September 30, 2025 and 2024, respectively. We generally originate loans for investment purposes, although, depending on the interest rate environment, we typically sell 15-year and 30-year fixed rate residential mortgage loans that we originate into the secondary market in order to limit exposure to interest rate risk and to earn noninterest income. Management intends to continue offering short-term adjustable rate residential mortgage loans and generally sell long-term fixed rate mortgage loans in the secondary market.

Commercial real estate loans, including in-market commercial real estate loans, single tenant net lease loans, and SBA real commercial real estate loans, totaled $1.02 billion, or 53.8% of total loans at September 30, 2025, compared to $1.01 billion, or 51.0% of total loans at September 30, 2024. The increase in commercial real estate loans is primarily due to an increase in single tenant net lease loans, which increased $14.8 million during the year ended September 30, 2025.

Multi-family real estate loans totaled $38.9 million, or 2.0% of total loans at September 30, 2025, compared to $37.8 million, or 1.9% of total loans at September 30, 2024. These loans are primarily secured by apartment buildings and other multi-tenant developments in our primary market area.

Residential construction loans totaled $25.3 million, or 1.3% of total loans at September 30, 2025, of which $6.5 million were speculative construction loans. At September 30, 2024, residential construction loans totaled $53.2 million, or 2.7% of total loans, of which $6.4 million were speculative construction loans.

Commercial construction loans totaled $14.6 million, or 0.8% of total loans, at September 30, 2025 compared to $9.2 million, or 0.5% of total loans at September 30, 2024.

Land and land development loans totaled $16.1 million, or 0.9% of total loans at September 30, 2025, compared to $17.7 million, or 0.9% of total loans at September 30, 2024. These loans are primarily secured by vacant lots to be improved for residential and nonresidential development, and farmland.

Commercial business loans, including in-market commercial business loans and SBA commercial business loans, totaled $140.5 million, or 7.4% of total loans, at September 30, 2025 compared to $143.0 million, or 7.2% of total loans, at September 30, 2024. In-market commercial business loans decreased $1.2 million during the year due primarily to decreased commercial business lending opportunities in our primary market area. Management intends to continue to focus on pursuing commercial business loan opportunities, both within our primary market area as well as through various SBA loan programs, to further diversify the loan portfolio.

Consumer loans totaled $40.0 million, or 2.1% of total loans, at September 30, 2025 compared to $42.2 million, or 2.1% of total loans, at September 30, 2024.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2025		2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential	$605,928	31.79%	$670,011	33.77%
Commercial	193,863	10.17	204,847	10.32
Single tenant net lease	765,430	40.16	750,642	37.83
SBA commercial real estate	65,528	3.44	55,557	2.80
Multi-family	38,855	2.04	37,763	1.90
Residential construction	25,290	1.33	53,237	2.68
Commercial construction	14,588	0.77	9,172	0.46
Land and land development	16,116	0.85	17,678	0.89
	1,725,598	90.53	1,798,907	90.67

Commercial business	123,469	6.48	124,639	6.28
SBA commercial business	17,049	0.89	18,342	0.92
Consumer	40,013	2.10	42,213	2.13

Total loans	1,906,129	100.00%	1,984,101	100.00%

Deferred loan origination fees and costs, net	978		1,045
Allowance for credit losses – loans	(20,289)		(21,294)
Loans, net	$1,886,818		$1,963,852

Loan Maturity

The following table sets forth certain information at September 30, 2025 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At September 30, 2025
			More Than
		More Than One	Five Years	More Than
	One Year or	Year to Five	to Fifteen	Fifteen
Amounts due in:	Less	Years	Years	Years	Total
(In thousands)
Residential real estate (1)	$21,991	$63,363	$188,901	$370,528	$644,783
Commercial real estate (2)	50,607	76,103	74,375	8,894	209,979
Single tenant net lease	124,041	398,955	242,220	214	765,430
SBA commercial real estate	1,781	8,975	26,441	28,331	65,528
Residential construction (3)	25,290	—	—	—	25,290
Commercial construction (3)	14,588	—	—	—	14,588
Commercial business	63,983	49,857	4,995	4,634	123,469
SBA commercial business	1,887	8,043	7,024	95	17,049
Consumer	5,736	17,208	15,348	1,721	40,013
Total	$309,904	$622,504	$559,304	$414,417	$1,906,129
(1)Includes multifamily loans.
(2)Includes farmland, land and land development loans.
(3)Includes construction loans for which the Bank has committed to provide permanent financing.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2025 that are due after September 30, 2026, and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate (1)	$138,465	$484,327	$622,792
Commercial real estate (2)	60,515	98,857	159,372
Single tenant net lease	495,659	145,730	641,389
SBA commercial real estate	263	63,484	63,747
Commercial business	38,253	21,233	59,486
SBA commercial business	33	15,129	15,162
Consumer	3,324	30,953	34,277
Total	$736,512	$859,713	$1,596,225
(1)Includes multifamily loans.
(2)Includes farmland, land and land development loans.

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government agency and sponsored enterprises securities, mortgage backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored enterprises, municipal bonds, privately-issued collateralized mortgage obligations and asset-backed securities and pass-through asset-backed securities guaranteed by the SBA. Available for sale securities increased by $3.2 million, from $248.7 million at September 30, 2024 to $251.8 million at September 30, 2025, due primarily to purchases of $19.0 million, partially offset by an increase in net unrealized losses of $4.9 million, maturities and calls of $4.4 million and principal repayments of $6.2 million.

Securities Held to Maturity. Our held to maturity securities portfolio consists of mortgage-backed securities issued by government sponsored enterprises and municipal bonds. Held to maturity securities decreased by $262,000 from $1.0 million at September 30, 2024 to $778,000 at September 30, 2025, due primarily to maturities and principal repayments.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At September 30,
	2025		2024		2023
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
US Treasury notes and bills	$29,199	$26,620	$30,031	$27,411	$30,598	$25,949
Agency mortgage-backed	25,853	23,463	28,425	26,276	28,542	24,268
Agency CMO	27,973	27,345	15,700	14,926	14,064	12,742
Privately-issued CMO	200	191	295	260	424	396
Privately-issued asset-backed	214	220	301	313	433	443
SBA certificates	10,643	10,541	11,993	11,926	11,587	10,745
Municipal	174,878	161,662	174,132	165,687	177,561	151,484
Other	2,000	1,800	2,000	1,880	2,000	1,712
Total	$270,960	$251,842	$262,877	$248,679	$265,209	$227,739

Securities held to maturity:
Agency mortgage-backed	$24	$24	$29	$29	$36	$35
Municipal	754	755	1,011	1,023	1,264	1,268
Total	$778	$779	$1,040	$1,052	$1,300	$1,303

The following table sets forth the stated maturities and weighted average yields of debt securities at September 30, 2025. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 21.0%. Certain mortgage-backed securities and collateralized mortgage obligations have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

			More than		More than
	One Year		One Year Through		Five Years Through		More than
	or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available for sale:

US Treasury notes	$—	—%	$—	—%	$26,620	2.33%	$—	—%	$26,620	2.33%
Agency mortgage-backed securities	1	4.66	12	2.66	425	3.31	23,023	3.42	23,463	3.42
Agency CMO	352	2.11	2,959	3.57	748	1.47	23,287	4.76	27,345	4.51
Privately-issued CMO	—	—	—	—	191	7.35	—	—	191	7.35
Privately-issued ABS	—	—	53	5.32	167	10.60	—	—	220	9.32
SBA certificates	—	—	—	—	10,086	4.28	455	5.90	10,541	4.35
Municipal	1,046	5.79	9,695	4.42	11,278	3.29	139,644	3.94	161,662	3.94
Other	—	—	—	—	1,800	8.00	—	—	1,800	8.00
Total	$1,399	4.86%	$12,719	4.23%	$51,315	3.16%	$186,409	3.98%	$251,842	3.83%

Securities held to maturity:

Agency mortgage-backed	$—	—%	$7	5.18%	$—	—%	$17	6.02%	$24	5.79%
Municipal	156	5.89	527	5.52	71	5.52	—	—	755	5.60
Total	$156	5.89%	$534	5.52%	$71	5.52%	$17	6.02%	$779	5.60%

Deposits. Deposit accounts, generally obtained from individuals and businesses throughout our primary market area, are our primary source of funds for lending and investments. Our deposit accounts are comprised of noninterest-bearing accounts, interest-bearing savings, checking and money market accounts and time deposits. Deposits decreased $171.0 million from $1.88 billion at September 30, 2024 to $1.71 billion at September 30, 2025. The Bank recognized increases in money market deposit accounts of $138.5 million and interest-bearing checking accounts of $19.9 million, when comparing the two years. Brokered certificates of deposit totaled $219.9 million at September 30, 2025 compared to $509.2 million at September 30, 2024. There were no reciprocal time deposits at September 30, 2025 and 2024. We have continued to promote relationship oriented deposit accounts but at times also utilize brokered certificates of deposit and reciprocal time deposits as an alternative to retail time deposits. In addition, we have continued to develop and promote cash management services including sweep accounts and remote deposit capture in order to increase the level of commercial deposit accounts. We believe that the development and promotion of these products has made us more competitive in attracting commercial deposits during recent periods.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At September 30,
(In thousands)	2025	2024
Non-interest-bearing demand deposits	$187,564	$191,528
NOW accounts	352,270	332,388
Money market accounts	531,722	393,214
Savings accounts	145,146	150,913
Retail time deposits	273,240	303,681
Brokered & reciprocal time deposits	219,940	509,157
Total	$1,709,882	$1,880,881

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity as of September 30, 2025.

(In thousands)	Amount
Three months or less	$37,939
Over three through six months	26,443
Over six through twelve months	16,595
Over twelve months	13,426
Total	$94,403

Our uninsured deposits, which consist solely of the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000) per insured account, were approximately $717.1 million and $565.7 million at September 30, 2025 and 2024, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowings. We use borrowings from the FHLB consisting of advances and borrowings under a line of credit arrangement to supplement our supply of funds for loans and investments. The outstanding balance of borrowings from the FHLB increased $133.4 million, from $301.6 million at September 30, 2024 to $435.0 million at September 30, 2025. FHLB borrowings are primarily used to fund loan demand and to purchase available for sale securities.

The following table sets forth certain information regarding the Bank’s use of FHLB borrowings.

	Year Ended September 30,
(Dollars in thousands)	2025	2024	2023
Maximum amount of FHLB borrowings outstanding at any month-end during period	$464,971	$489,168	$486,886
Average FHLB borrowings outstanding during period	366,843	376,246	368,239
Weighted average interest rate during period	3.56%	3.35%	2.92%
Balance outstanding at end of period	$435,000	$301,640	$363,183
Weighted average interest rate at end of period	3.70%	3.20%	2.90%

Other borrowings were comprised of subordinated debt at September 30, 2025 and 2024. Other borrowings decreased by $19.8 million from $48.6 million at September 30, 2024 to $28.8 million at September 30, 2025 primarily due to the repayment of a $20.0 million subordinated note during 2025.

On September 20, 2018, the Company entered into a subordinated note purchase agreement in the principal amount of $20 million. The subordinated note initially bore a fixed interest rate of 6.02% per year through September 30, 2023, and thereafter a floating rate, reset quarterly, equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus 310 basis points. All interest is payable quarterly and the subordinated note is scheduled to mature on September 30, 2028. The subordinated note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after September 30, 2023. The debt issuance costs were amortized over five years, which represents the period from issuance to the first redemption date of September 30, 2023. The Company elected not to repay the subordinated note on the first optional redemption date of September 30, 2023, but has the right to repay the note without penalty upon providing adequate notice to the investors. The subordinated note is intended to qualify as Tier 2 capital for the Company under regulatory guidelines. However, following September 30, 2023, 20% of the remaining debt outstanding under this subordinated note agreement is disallowed from Tier 2 capital each year until maturity on September 30, 2028. This note was repaid in full during the fiscal year ended September 30, 2025.

On March 18, 2022, the Company entered into subordinated note purchase agreements in the aggregate principal amount of $31.0 million. The subordinated notes initially bear a fixed interest rate of 4.50% per year through March 30, 2027, and thereafter a floating rate, reset quarterly, equal to the three-month SOFR rate plus 276 basis points. All interest is payable semi-annually and the subordinated notes are scheduled to mature on March 30, 2032. The subordinated notes are unsecured subordinated obligations of the Company and may be repaid in whole or in part, without penalty, on or after March 30, 2027. The subordinated notes are intended to qualify as Tier 2 capital for the Company under regulatory guidelines. The subordinated notes are presented net of unamortized debt issuance costs of $238,000 at September 30, 2025, in the accompanying consolidated balance sheet. The debt issuance costs are being amortized over five years, which represents the period from issuance to the first redemption date of March 30, 2027. During the year ended September 30, 2023, the Company repurchased $2.0 million of this subordinated note from an investor and recognized a gain of $660,000 from the transaction. The remaining principal due on this subordinated note was $29.0 million at September 30, 2025.

The Bank has entered into federal funds purchased line of credit facilities with four other financial institutions that established lines of credit not to exceed the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, the lesser of $5.0 million or 50% of the Bank’s equity capital, $22 million and $15 million, respectively. At September 30, 2025, the Bank did not have any outstanding federal funds purchased under these lines of credit.

Stockholders’ Equity. Stockholders’ equity increased $16.4 million, from $177.1 million at September 30, 2024 to $193.5 million at September 30, 2025. The increase was due primarily to an $18.8 million increase in retained net income, partially offset by a $3.9 million increase in accumulated other comprehensive loss. The increase in accumulated other comprehensive loss was due primarily to increasing long term market interest rates during the year ended September 30, 2025, which resulted in a decrease in the fair value of securities available for sale.

Results of Operations for the Years Ended September 30, 2025, 2024 and 2023

Overview. The Company reported net income of $23.2 million ($3.32 per common share diluted) for the year ended September 30, 2025, compared to net income of $13.6 million ($1.98 per common share diluted) for the year ended September 30, 2024. The increase in net income for 2025 compared to 2024 was due to an increase in net interest income and noninterest income of $7.2 million and $6.3 million, respectively, and a decrease in total provision for credit losses of $2.8 million, partially offset by an increase in noninterest expense of $4.1 million.

Net income was $13.6 million ($1.98 per common share diluted) for the year ended September 30, 2024, compared to net income of $8.2 million ($1.19 per common share diluted) for the year ended September 30, 2023. The increase in net income for 2024 compared to 2023 was due to a decrease in noninterest expense of $23.2 million, partially offset by a $12.8 million decrease in noninterest income, a $3.5 million decrease in net interest income and a $480,000 increase in total provision for credit losses.

Net Interest Income. For the year ended September 30, 2025, net interest income increased $7.2 million, or 12.5%, as compared to 2024. The interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, increased from 2.26% for 2024 to 2.55% for 2025 due primarily to an increase in the average yield of interest earning assets from 5.55% for 2024 to 5.66% for 2025 and a decrease in the average cost of interest-bearing liabilities from 3.29% for 2024 to 3.11% for 2025.

For the year ended September 30, 2024, net interest income decreased $3.5 million, or 5.7% as compared to 2023. The interest rate spread decreased from 2.69% for 2023 to 2.26% for 2024 due primarily to an increase in the average cost of interest-bearing liabilities from 2.44% for 2023 to 3.29% for 2024. This was partially offset by an increase in the average yield of interest earning assets from 5.13% for 2023 to 5.55% for 2024.

For the year ended September 30, 2025, total interest income increased $5.5 million, or 4.5%, as compared to 2024. The increase in total interest income is due primarily to increases in the average balance of interest earning assets of $55.1 million, from $2.23 billion for 2024 to $2.29 billion for 2025, and an increase in the average tax-equivalent yield on interest-earning assets, from 5.55% for 2024 to 5.66% for 2025. The increase in the average balance of interest-earning assets is due primarily to increases in the average balance of total loans of $55.9 million. For the year ended September 30, 2024, total interest income increased $18.8 million, or 18.2% as compared to 2023. The increase in total interest income is due primarily to increases in the average balance of interest earning assets of $179.0 million, from $2.05 billion for 2023 to $2.23 billion for 2024, and an increase in the average tax-equivalent yield on interest-earning assets, from 5.13% for 2023 to 5.55% for 2024. The increase in the average balance of interest-earning assets is due primarily to increases in the average balance of total loans of $245.8 million.

Interest income on loans increased $5.2 million, or 4.7%, from $110.4 million for 2024 to $115.6 million for 2025, due primarily to an increase in the average balance of loans outstanding of $55.9 million, from $1.93 billion for 2024 to $1.98 billion for 2025, and an increase in the average tax-equivalent yield on loans from 5.76% for 2024 to 5.86% for 2025. In 2024, interest income on loans increased $20.6 million, or 22.9%, from $89.8 million for 2023 to $110.4 million for 2024, due primarily to an increase in the average balance of loans outstanding of $245.8 million, from $1.68 billion for 2023 to $1.93 billion for 2024, and an increase in the average tax-equivalent yield on loans from 5.36% for 2023 to 5.76% for 2024.

Interest income on investment securities increased $246,000, or 2.7%, primarily due to an increase in the average balance of investment securities of $5.2 million, from $260.6 million for 2024 to $265.8 million for 2025 and an increase in the average tax equivalent yield on investments from 3.99% for 2024 to 4.02% for 2025. In 2024, interest income on investment securities decreased $2.1 million, or 19.2%, primarily due to a decrease in the average balance of investment securities of $68.2 million, from $328.8 million for 2023 to $260.6 million for 2024, partially offset by an increase in the average tax equivalent yield on investments from 3.97% for 2023 to 3.99% for 2024.

Total interest expense decreased $1.7 million, or 2.7%, due primarily to a decrease in the average cost of funds from 3.29% for 2024 to 3.11% for 2025, partially offset by an increase in the average balance of interest-bearing liabilities of $60.3 million, from $1.94 billion for 2024 to $2.00 billion for 2025. The average balance of interest-bearing deposits increased $78.0 million, or 5.1%, from $1.52 billion for 2024 to $1.60 billion for 2025, and the average cost of funds for deposits decreased from 3.17% for 2024 to 2.93% for 2025. The average balance of borrowings from the Federal Home Loan Bank decreased $9.4 million, or 2.5%, from $376.2 million for 2024 to $366.8 million for 2025, and the average cost of Federal Home Loan Bank borrowings increased from 3.35% for 2024 to 3.56% for 2025. Average other borrowings, which is comprised of subordinated debt, decreased $8.3 million or 17.1% from $48.5 million for 2024 to $40.2 million for 2025. The average cost of other borrowings decreased from 6.63% for 2024, net of amortization of debt issuance costs, to 5.92% for 2025, net of amortization of debt issuance costs. In 2024, total interest expense increased $22.3 million or 53.4%, due primarily to an increase in the average cost of funds from 2.44% for 2023 to 3.29% for 2024, and an increase in the average balance of interest-bearing liabilities of $233.2 million, from $1.71 billion for 2023 to $1.94 billion for 2024. The average balance of interest-bearing deposits increased $235.9 million, or 18.4%, from $1.28 billion for 2023 to $1.52 billion for 2024, and the average cost of funds for deposits increased from 2.16% for 2023 to 3.17% for 2024. The average balance of borrowings from the Federal Home Loan Bank increased $8.0 million, or 2.2%, from $368.2 million for 2023 to $376.2 million for 2024, and the average cost of Federal Home Loan Bank borrowings increased from 2.92% for 2023 to 3.35% for 2024. Average other borrowings, which are comprised of subordinated debt, decreased $10.6 million or 17.9% from $59.2 million for 2023 to $48.5 million for 2024. The average cost of other borrowings increased from 5.48% for 2023, net of amortization of debt issuance costs, to 6.63% for 2024, net of amortization of debt issuance costs.

Average Balances and Yields.

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and totaled $1.4 million, $1.1 million and $1.2 million for 2025, 2024 and 2023, respectively. Tax exempt income on loans and investment securities has been adjusted to a tax equivalent basis using a federal marginal tax rate of 21.0%. There were no out-of-period items or adjustments required to be excluded from the following table.

	Year Ended September 30,
	2025			2024			2023
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-bearing deposits with banks	$15,828	$698	4.41%	$21,951	$1,043	4.75%	$22,305	$869	3.90%
Loans	1,982,149	116,092	5.86	1,926,228	110,893	5.76	1,680,418	90,014	5.36
Investment securities - taxable	104,151	3,782	3.63	101,902	3,694	3.63	109,249	3,865	3.54
Investment securities - nontaxable	161,648	6,899	4.27	158,698	6,699	4.22	219,581	9,189	4.18
FRB and FHLB stock	25,067	1,994	7.95	24,982	1,563	6.26	23,196	1,435	6.19
Total interest-earning assets	2,288,843	129,465	5.66	2,233,761	123,892	5.55	2,054,749	105,372	5.13

Non-interest-earning assets	116,603			122,336			161,446
Total assets	$2,405,446			$2,356,097			$2,216,195

Liabilities and equity:
NOW accounts	$352,652	$2,913	0.83	$324,518	$2,583	0.80	$313,212	$1,960	0.63
Money market deposit accounts	443,508	16,158	3.64	335,116	12,534	3.74	259,506	6,295	2.43
Savings accounts	149,380	199	0.13	159,902	210	0.13	188,686	124	0.07
Time deposits	650,857	27,510	4.23	698,864	32,774	4.69	521,094	19,292	3.70
Total interest-bearing deposits	1,596,397	46,780	2.93	1,518,400	48,101	3.17	1,282,498	27,671	2.16

Federal funds purchased	—	—	—	—	—	—	21	1	4.76
Borrowings from FHLB	366,843	13,058	3.56	376,246	12,609	3.35	368,239	10,739	2.92
Subordinated debt and other borrowings	40,238	2,381	5.92	48,517	3,216	6.63	59,161	3,244	5.48
Total interest-bearing liabilities	2,003,478	62,219	3.11	1,943,163	63,926	3.29	1,709,919	41,655	2.44

Non-interest-bearing deposits	186,022			204,491			307,356
Other non-interest-bearing liabilities	34,932			44,857			36,867
Total liabilities	2,224,432			2,192,511			2,054,142

Total stockholders’ equity	181,014			163,586			162,053
Total liabilities and equity	$2,405,446			$2,356,097			$2,216,195
Net interest income (taxable equivalent basis)		67,246			59,966			63,717
Less: taxable equivalent adjustment		(1,938)			(1,904)			(2,143)
Net interest income		$65,308			$58,062			$61,574
Interest rate spread (taxable equivalent basis)			2.55%			2.26%			2.69%
Net interest margin (taxable equivalent basis)			2.94			2.68			3.10
Average interest-earning assets to average interest-bearing liabilities			114.24			114.95			120.17

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

	Year Ended September 30, 2025			Year Ended September 30, 2024
	Compared to			Compared to
	Year Ended September 30, 2024			Year Ended September 30, 2023
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits with banks	$(280)	$(63)	$(345)	$(15)	$189	$174
Loans	3,249	1,950	5,199	13,667	7,212	20,879
Investment securities - taxable	82	6	88	(263)	92	(171)
Investment securities - nontaxable	125	75	200	(2,557)	67	(2,490)
FRB and FHLB stock	—	431	431	111	17	128
Total interest-earning assets	3,176	2,397	5,573	10,942	7,577	18,520

Interest expense:
Deposits	2,379	(3,700)	(1,321)	6,287	14,143	20,430
Federal funds purchased	—	—	—	(1)	—	(1)
Borrowings from FHLB	(325)	774	449	251	1,619	1,870
Other borrowings	(519)	(316)	(835)	(644)	616	(28)
Total interest-bearing liabilities	1,535	(3,242)	(1,707)	5,893	16,378	22,271
Net increase (decrease) in net interest income (taxable equivalent basis)	$1,641	$5,639	$7,280	$5,050	$(8,802)	$(3,751)

Provision for Credit Losses. The Company recognized a provision for unfunded lending commitments of $452,000 for the year ended September 30, 2025, and a reversal of provision for credit losses for loans and securities of $118,000 and $9,000, respectively, compared to a provision for credit losses for loans and securities of $3.5 million and $21,000, respectively, and a reversal of provision for unfunded lending commitments of $421,000 for the year ended September 30, 2024. Provisions for the year ended September 30, 2025 were lower due to lower loan balances and a decrease in qualitative reserves. Net charge-offs in 2025 were $887,000 compared to $527,000 for 2024 and nonperforming loans decreased $2.3 million to $14.6 million at September 30, 2025. In 2024, the Company recognized a provision for credit losses for loans of $3.5 million, a credit for unfunded lending commitments of $421,000, and a provision for credit losses for securities of $21,000 for the year ended September 30, 2024 compared to a provision for loan losses of $2.6 million only for 2023. The provision for credit losses for loans increased primarily due to loan growth and the effects of adopting the Current Expected Credit Loss (CECL) methodology during 2024. Net charge-offs in 2024 were $527,000 compared to $1.1 million for 2023 and nonperforming loans increased $3.0 million to $16.9 million at September 30, 2024. See “Analysis of Nonperforming and Classified Assets” included herein. It is management’s assessment that the allowance for credit losses at September 30, 2025 was adequate and appropriately reflected the current expected losses in the Bank’s loan portfolio at that date.

Noninterest Income. Noninterest income increased $6.3 million, or 50.4%, from $12.5 million for the year ended September 30, 2024 to $18.8 million for the year ended September 30, 2025. The increase was due primarily to a $4.0 million net gain on sale of home equity lines of credit (“HELOC”) in 2025 with no corresponding amount for 2024 and a $1.2 million increase in net gain on sale of SBA loans. In 2024, noninterest income decreased $12.8 million, or 50.6%, from $25.3 million for the year ended September 30, 2023 to $12.5 million for the year ended September 30, 2024. The decrease was due primarily to a $14.1 million decrease in mortgage banking income due to the wind down of the Company’s national mortgage banking operations in 2024. Mortgage loans originated for sale were $60.8 million in the year ended September 30, 2024 as compared to $587.7 million for 2023.

Noninterest Expense. Noninterest expenses increased $4.1 million, or 7.7%, from $52.9 million for the year ended September 30, 2024 to $57.0 million for the year ended September 30, 2025. The increase was due primarily to increases in compensation and benefits and other operating expenses of $2.9 million and $1.2 million, respectively. The increase in compensation and benefits is primarily due to routine salary increases and increases in incentive and bonus compensation in 2025 related to stronger Company performance. The increase in other operating expenses was due primarily to a $395,000 accrued contingent liability associated with employee benefits recognized in the 2025 period with no corresponding amount in 2024 and a $721,000 reversal of accrued loss contingencies for SBA-guaranteed loans in the 2024 period with no corresponding amount for 2025. In 2024, noninterest expenses decreased $23.2 million, or 30.5%, from $76.1 million for the year ended September 30, 2023 to $52.9 million for the year ended September 30, 2024. The decrease was due primarily to decreases in compensation and benefits, data processing expense and other operating expenses of $12.0 million, $2.2 million and $7.8 million, respectively. The decrease in compensation and benefits expense was due primarily to a reduction in staffing related to the wind down of the Company’s national mortgage banking operations in the quarter ended December 31, 2023. The decrease in data processing expense was due primarily to expenses recognized in the prior year related to the implementation of the new core operating system in August 2023. The decrease in other operating expense was due primarily to a $1.9 million decrease in net loss on captive insurance operations due to the dissolution of the captive insurance company in September 2023; a decrease in loss contingency accrual for SBA-guaranteed loans of $754,000 in 2024 compared to an increase of $1.5 million in 2023; a decrease in the loss contingency accrual for restitution to mortgage borrowers of $283,000 in 2024 compared to an increase of $609,000 in 2023; and a decrease of $853,000 in loan expense for 2024 as compared to 2023 due primarily to lower mortgage loan originations related to the cessation of national mortgage banking operations in the quarter ended December 31, 2023.

Income Tax Expense. The Company recognized income tax expense of $3.7 million for the year ended September 30, 2025, compared to $1.0 million for the year ended September 30, 2024 and $10,000 for the year ended September 30, 2023. The effective tax rate was 13.8%, 7.0% and 0.1%, for the years ended September 30, 2025, 2024 and 2023, respectively. The higher effective tax rate for 2025 compared to 2024 was primarily due to higher taxable income in 2025. The higher effective tax rate for 2024 compared to 2023 was primarily due to higher taxable income in the 2024 period.

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

The following table provides information with respect to our nonperforming assets at the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be FDMs. There were no new FDMs made or modifications of existing FDMs during the year ended September 30, 2025.

	At September 30,
(Dollars in thousands)	2025	2024	2023	2022	2021
Nonaccrual loans	$14,625	$16,942	$13,948	$10,856	$15,000
Accruing loans past due 90 days or more	—	—	—	—	472
Total nonperforming loans	14,625	16,942	13,948	10,856	15,472
Performing TDRs	—	—	1,266	2,714	1,743
Foreclosed real estate	1,093	444	474	—	—
Total nonperforming assets	$15,718	$17,386	$15,688	$13,570	$17,215

Nonaccrual loans to total loans	0.77%	0.85%	0.78%	0.73%	1.38%
Total nonperforming loans to total loans	0.77	0.85	0.78	0.73	1.42
Total nonperforming loans to total assets	0.61	0.69	0.61	0.52	0.90
Total nonperforming assets to total assets	0.66	0.71	0.69	0.65	1.00

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

	At September 30,
	2025			2024
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Residential real estate	$7,003	34.52%	31.79%	$7,485	35.15%	33.77%
Commercial real estate	1,717	8.46	10.17	1,744	8.19	10.32
Single tenant net lease	3,344	16.48	40.16	4,038	18.96	37.83
SBA commercial real estate	3,877	19.11	3.44	3,100	14.56	2.80
Multi-family	266	1.31	2.04	341	1.60	1.90
Residential construction	213	1.05	1.33	405	1.90	2.68
Commercial construction	288	1.42	0.77	165	0.77	0.46
Land and land development	189	0.93	0.85	204	0.96	0.89
Commercial business	1,268	6.25	6.48	1,657	7.78	6.28
SBA commercial business	1,549	7.63	0.89	1,550	7.28	0.92
Consumer	575	2.84	2.08	605	2.85	2.13
Total allowance for credit losses	$20,289	100.00%	100.00%	$21,294	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The banking regulators may assess our allowance for credit losses based on judgments different from ours, and we may determine to increase our allowance for credit losses based on their assessments. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for credit losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2025	2024	2023
Allowance for credit losses at beginning of period	$21,294	$16,900	$15,360
ASU 2016 - 13 (CECL) implementation	—	1,429	—
Provision (credit) for credit losses	(118)	3,492	2,612
Charge offs:
Residential real estate	191	168	71
Commercial real estate	6	—	—
Single tenant net lease	—	—	—
SBA commercial real estate	285	58	357
Multi-family	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	—	34	—
SBA commercial business	582	172	569
Consumer	383	388	250
Total charge-offs	1,447	820	1,247

Recoveries:
Residential real estate	53	67	16
Commercial real estate	—	—	—
Single tenant net lease	—	—	—
SBA commercial real estate	344	63	3
Multi-family	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	—	—	69
SBA commercial business	69	63	51
Consumer	94	100	36
Total recoveries	560	293	175
Net charge-offs	887	527	1,072

Allowance for credit losses at end of period	$20,289	$21,294	$16,900

Allowance for credit losses to nonaccrual loans	138.73%	125.69%	121.16%
Allowance for credit losses to nonperforming loans	138.73%	125.69%	121.16%
Allowance for credit losses to total loans outstanding at the end of the period	1.06	1.07	0.95
Net charge-offs during the period to average loans outstanding during the period	0.04	0.03	0.06

The following table sets forth the ratio of net charge offs (recoveries) to average loans outstanding for the periods indicated.

	For the Year Ended September 30,
Loan category	2025	2024	2023
Residential real estate	0.02%	0.02%	0.01%
Commercial real estate	—	—	—
Single tenant net lease	—	—	—
SBA commercial real estate	(0.10)	(0.01)	0.69
Multi-family	—	—	—
Residential construction	—	—	—
Commercial construction	—	—	—
Land and land development	—	—	—
Commercial business	—	0.03	(0.07)
SBA commercial business	2.87	0.61	2.73
Consumer	0.71	0.72	0.55
Total loans	0.04%	0.03%	0.06%

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2025 and 2024 financial information. The simulated changes presented in the following table are within policy guidelines approved by the Company’s Board of Directors.

	At September 30, 2025		At September 30, 2024
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$(9,027)	(12.40)%	$(6,833)	(10.11)%
200bp	(6,336)	(8.70)	(4,475)	(6.62)
100bp	(3,606)	(4.95)	(2,486)	(3.68)
Static	—	—	—	—
(100)bp	3,809	5.23	3,209	4.75
(200)bp	7,686	10.56	6,339	9.38

At September 30, 2025, our simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% will decrease our net interest income by $3.6 million or 4.95% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decrease by 8.70% and 12.40%, respectively. An immediate and sustained decrease in rates of 1.00% and 2.00% would increase our net interest income by $3.8 million and $7.7 million, or 5.23% and 10.56%, respectively, over a one year horizon compared to a flat interest rate scenario.

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

Results of our simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to our base case scenario, based on September 30, 2025 and 2024 financial information. The simulated changes presented in the following table are not within policy guidelines approved by the Company’s Board of Directors due to the strategic decision to attempt to enhance the Company’s profile in the declining rate scenarios.

	At September 30, 2025
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$216,383	$(92,499)	(29.95)%	10.37%	(301)	bp
200bp	242,807	(66,075)	(21.39)	11.27	(211)	bp
100bp	272,848	(36,034)	(11.67)	12.23	(115)	bp
Static	308,882	—	—	13.38	—	bp
(100)bp	345,964	37,082	12.01	14.46	108	bp
(200)bp	386,420	77,538	25.10	15.55	217	bp

	At September 30, 2024
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$171,051	$(99,851)	(36.86)%	8.05%	(345)	bp
200bp	202,962	(67,940)	(25.08)	9.24	(226)	bp
100bp	236,935	(33,967)	(12.54)	10.42	(108)	bp
Static	270,902	—	—	11.50	—	bp
(100)bp	309,128	38,226	14.11	12.66	116	bp
(200)bp	349,855	78,953	29.14	13.80	230	bp

The previous table indicates that at September 30, 2025, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point increase in prevailing interest rates, and an increase in its EVE in the event of a sudden and sustained 100 and 200 basis point decrease in prevailing interest rates.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2025, cash and cash equivalents totaled $31.9 million. Securities classified as available-for-sale, amounting to $251.8 million, at September 30, 2025, provide additional sources of liquidity. At September 30, 2025, we had the ability to borrow a total of approximately $884.9 million from the FHLB, of which $435.0 million was borrowed and outstanding. In addition, we had the ability to borrow the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves, using a federal funds purchased line of credit facility with another financial institution at September 30, 2025. We also had three other federal funds line of credit facilities with other financial institutions from which we had the ability to borrow the lesser of $5.0 million or 50% of the Bank’s equity capital, $22 million and $15 million, respectively. The Bank did not have any outstanding federal funds purchased at September 30, 2025.

At September 30, 2025, the Bank had $362.6 million in commitments to extend credit outstanding. Time deposits due within one year of September 30, 2025 totaled $452.6 million, or 91.8% of time deposits. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the volatile interest rate environment and local competitive pressure. The balance also includes $219.9 million in brokered and reciprocal time deposits at September 30, 2025. If these maturing time deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2026. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2025, the Company had liquid assets of $3.4 million on a stand-alone, unconsolidated basis.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2025, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirement.”

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

For the year ended September 30, 2025, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management assessed First Savings Financial Group, Inc.’s system of internal control over financial reporting as of September 30, 2025, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment, management concluded that, as of September 30, 2025, the Company’s system of internal control over financial reporting was effective and met the criteria of the “Internal Control Integrated Framework.”

(c)Changes to Internal Control over Financial Reporting

The Company did not materially change its internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended September 30, 2025, and made no changes that it believes are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company’s Board of Directors currently consists of ten members. The Board of Directors is divided into three classes, each with three-year staggered terms, with approximately one-third of the directors elected each year. All the nominees for director serve as directors of the Company and the Bank. All the directors continuing in office serve as directors of the Company and the Bank, except for Frank N. Czeschin who serves as director of the Company only.

Information regarding the directors in office is provided below. Unless otherwise stated, he or she has held his or her current occupation for at least the last five years. His or her indicated age is as of September 30, 2025.

Directors with Terms Expiring in 2026

Larry W. Myers is the President and Chief Executive Officer of the Company and the Bank. He joined the Bank in 2005 and previously served as Chief Operations Officer of the Bank. Before joining the Bank, he served as Area President of National City Bank in southern Indiana. Age 67. Director since 2008 and a director of the Bank since 2005.

Mr. Myers’ forty-three years of experience in the local banking industry and involvement in business and civic organizations within the region in which the Company conducts its business affords the Board of Directors valuable insight regarding business initiatives and operations of the Company and the Bank. His knowledge of the Company’s and the Bank’s business, combined with his tenure and strategic vision, position him well for continued service as a director, and as President and Chief Executive Officer of the Company and the Bank.

L. Chris Fordyce is a family-farm operator in Washington County, Indiana. He is a former director of Community First Bank. Age 70. Director since 2017 and a director of the Bank since 2009.

Mr. Fordyce's activities in the Washington County communities and experience in agriculture in the region in which the Company conducts its business provides the Board of Directors with insight regarding the local agricultural environment. In addition to service as a director of the Company and the Bank, he served four years as a director of Community First Bank.

Troy D. Hanke is the Chief Financial Officer and a member of Bridgeman Foods, one of the largest restaurant franchisees in the United States, which owns and operates more than 200 national-brand restaurant locations throughout the United States. Before joining the Bridgeman Foods, he was a senior manager in the audit practice of Deloitte. He also serves on the boards of directors of Heartland Coca-Cola Bottling and Coca-Cola Canada. Age 56. Director since 2020 and a director of the Bank since 2020.

Mr. Hanke is a former certified public accountant that has more than twenty years of experience in franchise restaurant and beverage finance and operations. His tenured business experience provides the Board of Directors with unique insights into the national-brand restaurant, beverage bottling and distribution, and commercial retail real estate industries and national economic environment, both in which the Company conducts commercial real estate lending.

Directors with Terms Expiring in 2027

John E. Colin serves as Chair of the Board of Directors and formerly served as Chair of the board of directors of the Bank through August 2024, positions held beginning February 2017. Mr. Colin is a partner in the law firm of Simpson Colin, LLC. Age 55. Director since 2013 and a director of the Bank since 2011.

Mr. Colin’s experience in practicing law within the region in which the Company conducts its business affords the Board of Directors in-depth knowledge and understanding of the issues facing the Bank and the Company and the skills needed to guide the Company, the Bank and their management effectively.

Pamela Bennett-Martin is an independent contractor with Bennett & Bennett, a Shepherd Insurance Partners agency. She is the former President and owner of Bennett & Bennett Insurance, Inc and a former director of Community First Bank. Age 67. Director since 2009 and a director of the Bank since 2009.

Ms. Bennett-Martin’s experience in the ownership and operation of a local insurance company, plus providing insurance and financial-related services in the region in which the Company conducts its business, provides the Board of Directors with valuable insight regarding the local business and consumer environment and valuable strategic positioning for financial services development. In addition to service as a director of the Company and the Bank, she served ten years as a director of Community First Bank.

Martin A. Padgett, CPA, MBA, FACHE serves as Vice-Chair of the Board of Directors and as Vice-Chair of the board of directors of the Bank, positions held beginning February 2020. Mr. Padgett is the Chief Executive Officer of Dr. Black’s Eye Associates and Vision Surgical Center. He previously served for 26 years as the Chief Executive Officer at Clark Memorial Health, a division of LifePoint Health, which is owned by certain funds managed by affiliates of Apollo Global Management, LLC. Age 60. Director since 2017 and a director of the Bank since 2015.

Mr. Padgett is a certified public accountant and a fellow in the American College of Health Executives that has more than thirty years of experience in healthcare finance and administration, most recently with a hospital located within the region in which the Company conducts its business. His significant business experience in healthcare, finance, accounting and executive leadership provides the Board of Directors with unique insights into the healthcare industry and regional economic environment; enhances the Board of Director's expertise in financial analytics; and qualifies him as a financial expert servicing on the Audit Committee.

Directors with Terms Expiring in 2028

Douglas A. York, CPA, serves as Chair of the board of directors of the Bank, a position held beginning August 2024. Mr. York is a retired former Director of DMLO, a public accounting firm. Age 63. Director and a director of the Bank since 2008.

Mr. York is an experienced certified public accountant practicing primarily within the region in which the Company conducts its business and whose financial background qualifies him as a financial expert servicing on the Audit Committee. In addition, he possesses substantial management experience as a former Director of DMLO, a regional CPA firm.

John P. Lawson, Jr. formerly served as Executive Vice President and Chief Operating Officer of the Company and the Bank until his retirement effective December 31, 2019. He joined the Bank in 1988. Age 68. Director since 2008 and a director of the Bank since 2006.

Mr. Lawson’s thirty-three years of experience in the management of the Bank provides the Board of Directors valuable insight regarding the business and operations of the Company and the Bank. Before his affiliation with the Bank, he developed financial expertise as a financial planner. His knowledge of the Company and the Bank’s history and business operations position him well for continued service as a director of the Company and the Bank.

Frank N. Czeschin is President of Indiana Utilities Corporation, a natural gas distributor. He is a former director of Community First Bank. Age 64. Director since 2009.

Mr. Czeschin’s management experience in the ownership of a local utility company that operates in the region in which the Bank conducts its business, provides the Board of Directors with valuable insight regarding the local business and consumer environment. In addition to service as a director of the Company, he served ten years as a director of Community First Bank.

Steven R. Stemler is the President and Chief Executive Officer of The Stemler Corporation, a mechanical contractor. He is a former director of Your Community Bankshares, Inc. and a former member of the Indiana House of Representatives. Age 65. Director and a director of the Bank since 2019.

Mr. Stemler’s combination of private and public financial experience, along with his extensive knowledge of the regional economy, local customer base and the workings of state government, uniquely position him to strengthen the Board of Director’s collective skills and experience.

Executive Officers Who Do Not Serve as Directors

Set forth below is information regarding our executive officers who do not serve as directors of the Company. They have held their current position for at least the last five years, unless otherwise stated. The age presented is as of September 30, 2025.

Tony A. Schoen, CPA, is the Chief Financial Officer of the Company and the Bank. He joined the Bank in 2007 and previously served as Assistant Controller of the Bank. Before joining the Bank, he was a manager with Monroe Shine & Co., Inc., a regional CPA firm. Director of the Bank since 2017. Age 48.

Derrick B. Jackson, CCIM, is the Chief Credit Officer of the Bank. He joined the Bank in 2017. Before joining the Bank, he was the Chief Credit Officer of Commonwealth Bank and Trust, a former community bank in Louisville, Kentucky. Age 49.

Code of Ethics and Business Conduct

The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees. A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Bank’s website at www.fsbbank.net.

Policy Regarding Insider Trading

The Company has adopted a Policy Regarding Insider Trading governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees and by the Company itself. A copy of the Policy Regarding Insider Trading is filed as an exhibit to this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

General. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. These individuals are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Delinquent Section 16(a) Reports. Based solely on its review of copies of the reports the Company has received and written representations provided to it from the individuals required to file Section 16(a) reports, the Company believes that each individual who, at any time during the fiscal year ended September 30, 2029, served as an executive officer or director of the Company has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended September 30, 2025, except for Steven R. Stemler and Derrick B. Jackson who inadvertently failed to file a timely report with respect to the exercise of Company stock options.

Audit Committee

The Audit Committee assists the Board of Directors in fulfilling its responsibilities in connection with the Company’s (i) independent registered public accountants, (ii) internal auditors, (iii) financial statements, (iv) earnings releases and guidance, (v) financial and capital structure and strategy, and (vi) compliance program, internal controls and risk management. All members of the Audit Committee are considered independent under the Nasdaq Stock Market listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Certain members of the Audit Committee are partners, controlling shareholders or executive officers of an organization that has a lending relationship with the Bank, or individually maintain such relationships. The Board of Directors has determined that such lending relationships do not interfere with the director’s exercise of independent judgment. The Board of Directors has determined that Douglas A. York and Martin A. Padgett, each a licensed Certified Public Accountant, and Troy D. Hanke, a former Certified Public Accountant, are “audit committee financial experts” as defined in Item 407 of SEC Regulation S-K and that they are independent as that term is used in Item 7 of SEC Schedule 14A. The Company has adopted a formal charter for the Audit Committee and the Audit Committee has reviewed and assessed the adequacy of the written charter during the past year.

Item 11. EXECUTIVE COMPENSATION

Director Compensation

Summary Director Compensation Table. The following table provides the compensation received by individuals who served as directors, but who were not also named executive officers, of the Company during the fiscal year ended September 30, 2025.

				Nonqualified
				Deferred
	Fees Earned or	Stock	Option	Compensation	AllOther
	Paid in Cash	Awards (1)	Awards (2)	Earnings	Compensation	Total
John E. Colin	$47,500	$7,250	$6,330	$8,333	$120	$69,533
Frank N. Czeschin	36,500	7,250	6,330	—	120	50,200
L. Chris Fordyce	29,000	7,250	6,330	15,824	120	58,524
Troy D. Hanke	30,500	7,250	6,330	—	120	44,200
John P. Lawson, Jr.	25,500	7,250	6,330	8,807	120	48,007
Pamela Bennett-Martin	34,000	7,250	6,330	—	120	47,700
Martin A. Padgett	53,500	7,250	6,330	4,590	120	71,790
Steven R. Stemler	25,500	7,250	6,330	3,362	120	42,562
Douglas A. York	34,000	7,250	6,330	—	120	47,700
(1)

Reflects the aggregate grant date fair value for restricted stock awards granted during the fiscal year, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Share Based Payment. The amounts were calculated based on the Company’s stock price as of the grant date, which was $29.00 per share. See footnotes to the directors and executive officers stock ownership table under “Stock Ownership” for the aggregate number of unvested restricted stock award shares held in trust by each director at fiscal year-end. Restricted stock awards fully vest on the first anniversary of the grant date.

(2)

Reflects the aggregate grant date fair value for stock options granted during the fiscal year, computed in accordance with FASB ASC Topic 718 using the binomial option pricing model to estimate the fair value of stock option awards. Stock option awards fully vest on the first anniversary of the grant date. The actual realized value of the stock options, if any, will depend on the extent to which the market value of Company common stock exceeds the exercise price of the stock options on the exercise date. Accordingly, there is no assurance that the realized value will be at or near the estimated value disclosed in the table.

Cash Retainer and Meeting Fees for Non-Employee Directors. The following table sets forth the applicable retainers and fees currently paid to our non-employee Bank directors and our Company directors for their service on the Board of Directors and the board of directors of the Bank.

Board of Directors of the Bank:
Annual Retainer – Directors	$22,000
Annual Retainer – Chair	32,000
Annual Retainer – Vice-Chair	27,000

Board of Directors of the Company:
Annual Retainer – Directors	$22,000
Annual Retainer – Chair	32,000
Annual Retainer – Vice-Chair	27,000
Annual Retainer – Committees:
Audit Committee Members (except Chair)	8,500
Audit Committee – Chair	17,000
Compensation Committee Members (except Chair)	6,000
Compensation Committee – Chair	12,000
Nominating/Corporate Governance Committee Members (except Chair)	3,500
Nominating/Corporate Governance Committee – Chair	7,000

Deferred Compensation Plan. The Company and the Bank sponsor a deferred compensation plan for eligible directors and employees. As of September 30, 2024, no employees participated in the plan. The deferred compensation plan is a successor to certain director deferred compensation agreements previously entered into with certain non-employee directors of the Company and the Bank.

Under the deferred compensation plan, eligible directors may elect to defer receipt of a portion their cash remuneration (including retainers and meeting fees). Participants must make their deferral elections and the timing of form of distributions under the plan in accordance with the procedures set forth in the plan. Benefits become payable under the plan upon a participant’s death, separation from service or upon a change in control. Participants may also request distributions in the event of an unforeseeable emergency. Distributions may be in the form of a lump sum or annual payments over a period of up to ten years. The Company or the Bank will credit a participant’s deferral account with interest until it is distributed to the participant. The interest rate under the plan is the prime rate on the last day of the preceding calendar quarter plus 2%. The interest rate adjusts quarterly and may not exceed 8%.

Executive Compensation

As a “smaller reporting company” (as defined in SEC rules and regulations), the Company is entitled to certain exemptions from various reporting requirements that apply to other public companies that are not smaller reporting companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation, including the requirement to include a specific form of Compensation Discussion and Analysis. We have elected to include expanded discussion and disclosure not required of smaller reporting companies.

Introduction. The objective of our executive compensation program is to attract, retain, and motivate leaders who are committed to executing the Company’s and the Bank’s business strategies, acting in the best interests of our stakeholders, and creating long-term value for our shareholders. To assist in achieving these objectives, the Compensation Committee has designed an executive compensation program that consists of fixed and variable pay elements in the form of base salaries, annual cash incentives and bonuses, and long-term equity incentives. We also provide retirement benefits that aid in the retention of our “named executive officers,” which include the Principal Executive Officer (the “PEO”) (i.e., President and Chief Executive Officer) and the two most highly compensated other executive officers (other than the PEO) of the Company. These individuals are referred to in this annual report as the “named executive officers” or “NEOs.”

The following discussion provides an overview of our Compensation Committee’s philosophy and objectives in designing our compensation programs, as well as the compensation determinations and rationale for those determinations for our NEOs.

Governance Practices and Policies.

•	We have established compensation practices that we believe are consistent with best practices in corporate governance.
•

We base the cash incentive bonus plans on pre-established goals, employ a variety of performance metrics to deter excessive risk taking by eliminating any incentive focus on a single performance goal, and include appropriate levels of discretion to adjust incentive and bonus payments if results are not aligned with asset quality and regulatory compliance.

•	Equity incentive awards for NEOs and other officers include long-term vesting (e.g. graduated five-year period) and double-trigger vesting provisions upon a change in control.
•	Employment agreements include double-trigger provisions for payments upon a change in control.
•	We do not provide significant perquisites.
•	We do not use compensation-related tax gross-ups.
•	The Compensation Committee, consisting solely of independent directors, actively oversees our compensation programs and practices.
•	We engage an independent compensation consultant selected by the Compensation Committee.

Role of Compensation Committee. Each member of the Compensation Committee is an “independent director”, as defined by the applicable rules and regulations of the Nasdaq Stock Market, and meets the applicable standards of independence prescribed for purposes of federal securities, tax and other laws relating to the Compensation Committee’s duties and responsibilities. Additionally, none of these individuals is a former officer or employee of the Company or the Bank.

The Compensation Committee is responsible for establishing and overseeing executive compensation programs, annually reviewing and approving the performance and compensation of the PEO, and reviewing and approving recommendations regarding the compensation of the other executive officers reporting directly to the PEO. As part of that process, the Compensation Committee engages the services of an independent compensation consultant, ChaseCompGroup, to assist in evaluating and designing compensation, annual cash incentive and bonus, and equity-based incentive plans for the Company’s and the Bank’s executive and senior management relative to peers. While the Compensation Committee considers input from ChaseCompGroup, final decisions are based upon many factors and considerations.

Role of Management. The PEO does not play any role in the Compensation Committee’s determination of his compensation. The Compensation Committee does; however, solicit input from the PEO concerning the performance and compensation of the other executive officers. The PEO bases his respective recommendations on an assessment of each executive officer’s performance, peer data, competitive market conditions, retention risk, and our comprehensive compensation practices and philosophy. When appropriate, the Compensation Committee meets in executive session excluding the PEO. All executive officer compensation decisions are determined and approved by the Compensation Committee.

Role of Compensation Consultant. The Compensation Committee has the authority to engage, including approve the terms and fees of engagement, retain and terminate a compensation consultant. ChaseCompGroup reports directly to the Compensation Committee and its services are performed according to the direction, approval and prior knowledge of the Compensation Committee

The Compensation Committee has analyzed whether services performed by ChaseCompGroup have raised any conflict of interest, taking into consideration the following factors, among others: (i) the provision of other services to the Company by ChaseCompGroup; (ii) the amount of fees the Company paid to ChaseCompGroup as a percentage of ChaseCompGroup’s total revenue; (iii) ChaseCompGroup’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship between ChaseCompGroup or its compensation advisors with an executive officer of the Company or the Bank; (v) any business or personal relationship between ChaseCompGroup or its compensation advisors with any member of the Compensation Committee; and (vi) any stock of the Company owned by ChaseCompGroup or its compensation advisors. The Compensation Committee has determined, based on its analysis of the above factors and other considerations, that the engagement of ChaseCompGroup has not created any conflict of interest.

Benchmarking and Peer Groups. ChaseCompGroup, together with the Compensation Committee, developed and recommended an appropriate peer group for assessing competitive compensation practices and comparing the Company’s financial performance. The Compensation Committee selected a regional peer group of 21 publicly traded thrift and banking institutions headquartered in Indiana, Ohio, Illinois, Missouri and Tennessee, and West Virginia with average assets of $3.2 billion for comparing base salary, total compensation and the Company’s performance. Additional consideration was given to the business models and performance of the peer group and the Company. The Compensation Committee evaluates the peer group annually for suitability and may modify peer groups from time to time based on mergers and acquisitions within the industry, changes in business models, or other relevant factors. While the compensation program for executive officers is measured to the peer group, the compensation of each executive officer may vary based on other factors, such as the individual’s performance, experience, responsibilities and competitive market conditions.

Components of the Compensation Program. During fiscal year 2025, our executive officer compensation program included four elements: base salary, annual cash incentive bonuses, equity incentive awards, and benefit plans. Philosophically, the Company establishes a lower base salary for executive officers, generally around the 50th to 75th percentile of the peer group, and provides the opportunity for a higher level of incentive compensation.

Base Salary. Executive officer base salaries are evaluated by the Compensation Committee on an annual basis. Salary ranges are developed by considering results of an independent review of the structure and competitiveness of the total compensation program for the position in comparison to, and in consideration of, market conditions and the peer group, as well as the overall importance of each position within the Company. The Compensation Committee then takes into consideration each executive officer’s performance and contribution to the long-term goals of the Company, leadership, experience in the industry, and operational effectiveness, as well as recent operating results, achievement of performance targets and other relevant factors. Based on the foregoing, there was a 24.2% base salary increase for NEOs during the 2025 fiscal year, representing an increase from the 50th percentile of the peer group in the 2024 fiscal year to the 75th percentile in the 2025 fiscal year.

Cash Incentive Bonus Plans. The Bank maintains a performance-based Management Incentive Bonus (“MIB”) plan for its officers. A significant element of the overall officer compensation program is aligning management’s initiatives and work ethic to the achievement of measurable corporate and individual goals that are established annually by the board of directors of the Bank and the Compensation Committee. These goals include, but are not limited to, net income, return on average equity, return on average assets (“ROAA”), earnings per share, growth in loans and deposits, net interest margin, efficiency, asset quality, liquidity and capital management, and regulatory compliance. The MIB includes a performance trigger to activate the plan, requiring ROAA to be at least 0.60%, and generates an incentive bonus pool using increasing marginal incentive tiers that are correlated to increasing marginal ROAA tiers. Each officer is awarded a portion of the bonus pool annually based on collective and individual performance goals established by the Compensation Committee. The Compensation Committee maintains the discretion to modify or adjust the plan, pool and awards to consider, among other factors, the business environment, market conditions, health and strategic initiatives of the Company, and regulatory considerations. Additionally, the Compensation Committee maintains the discretion to modify, decrease, increase or eliminate individual awards based on positive or negative performance of the Company or individual.

The Bank also maintains a second performance-based All-Employee Bonus (“AEB”) plan for its officers and non-officer employees. A significant element of the overall officer and non-officer compensation program is aligning all employees to the achievement of measurable management, corporate and individual initiatives and goals that are established annually by strategic planning of the board of directors of the Bank and executive management. The AEB includes a discretionary incentive plan and specific non-discretionary sub-plans for select areas, business lines and departments of the Bank, such as a Retail Incentive Plan. The AEB generates an incentive bonus amount using increasing marginal incentive tiers that are correlated to increasing marginal ROAA tiers. From the bonus pool, payments to employees participating in non-discretionary sub-plans is deducted and the remaining bonus pool is allocated semi-annually amongst eligible employees in amounts equal to the pro rata share of each employee’s eligible compensation to total eligible compensation. The Compensation Committee maintains the discretion to modify or adjust the plan, pool and awards. Additionally, the Compensation Committee maintains the discretion to modify, decrease, increase or eliminate individual awards based on positive or negative performance of the Company or individual.

The NEOs participated in the MIB and AEB, earning bonus amounts during the 2025 fiscal year, which are disclosed in total in the Summary Compensation Table (“SCT”) provided below.

Equity Incentive Plan. The Company adopted the 2021 Plan and 2025 Plan, which were approved by the Company’s shareholders in February 2021 and 2025, respectively, in order promote the long-term financial success of the Company by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders through the ownership of additional common stock of the Company. We believe that equity grants having time-based vesting features awarded under the plan promotes executive retention because this feature incentivizes our executive officers to remain in our employment throughout the vesting period. The NEOs participated in the 2021 Plan and 2025 Plan and received awards in the form of restricted stock and incentive stock options during the 2025 fiscal year, which are disclosed in the SCT provided below.

Benefit Plans. he Company offers supplemental executive benefit plans in addition to qualified retirement and other benefit plans available to all employees. A summary of these programs (Supplement Life Insurance Agreements, 401(k) Plan and ESOP) is provided below.

Supplemental Life Insurance Agreements. The Bank has entered into Supplemental Life Insurance Agreements with certain officers of the Bank. The Bank acquired one or more life insurance policies on the lives of the officers whereby the Bank is the owner of the policies and has entered into an endorsement form with the officers to endorse a portion of the death benefits to the officers’ beneficiaries (such arrangements are referred to as “split dollar benefits”) should the officer die while employed by the Bank. The Supplemental Life Insurance Agreements provide for a split dollar benefit payable to the beneficiaries of executive officers, including NEOs, equal to three-times the base salary of the executive officer. Split dollar benefit amounts payable to the beneficiaries of non-executive officers range from one-times to two-times the base salaries of said officers depending on their officer rank. An officer’s participation in the Supplemental Life Insurance Agreements will cease upon termination of employment for all reasons other than death and disability related to terminal illness. The NEOs participate in Supplemental Life Insurance Agreements and the economic benefit of employer-paid premiums for split-dollar life insurance agreements and group term life insurance are disclosed in the SCT provided below.

401(k) Plan. The Bank maintains the 401(k) Plan, which is a qualified, tax-exempt profit sharing plan with a salary deferral feature under Section 401(k) of the Code. All employees who have attained age 21 and completed 3 months of eligibility service (as defined in the 401(k) Plan) are eligible to participate and are auto-enrolled in the 401(k) Plan for elective salary deferrals equal to 3% of eligible compensation (as defined in the 401(k) Plan). Additionally, participants may make elective salary deferrals during each plan year in an amount not to exceed the lesser of 75% or an annual limit imposed by law. Participants who have attained age 50 before the end of a plan year are also eligible to make catch-up contributions during each plan year in an amount not to exceed an annual limit imposed by law. In addition, participants that complete 1 year of eligibility service are eligible to receive safe harbor employer matching contributions equal to 100% of up to 5% of a participant’s eligible compensation that is deferred into the 401(k) Plan each plan year. Historically, the Bank has not made employer profit sharing contributions in addition to the safe harbor employer matching contributions. All participant elective salary deferrals, catch-up contributions, safe harbor employer matching contributions, and employer profit sharing contributions are immediately and fully vested. Participants are entitled to benefit payments upon termination of employment, once reached age 59 ½ or if have experienced an immediate or heavy financial need (as defined in and subject to various rules and requirements in the 401(k) Plan). Benefits are distributed in the form of lump sum payment. The NEOs participated in the 401(K) plan and received safe harbor employer matching contributions, which are disclosed in the SCT provided below.

Employee Stock Ownership Plan. The Bank adopted the ESOP for eligible employees, effective as of January 1, 2008, in connection with the Company’s initial public offering. All employees who attained age 21 and completed 1 year of eligibility service (as defined in the ESOP) on or before December 31, 2015 were eligible to participate in the ESOP. By resolution of the Board of Directors on December 16, 2015, the ESOP was frozen effective January 1, 2016 and no new participants were accepted thereafter. The ESOP trustee purchased, on behalf of the ESOP, 610,089 shares (split-adjusted for the Company’s three-for-one stock split in the form of a stock dividend effective September 15, 2021) of the Company’s common stock issued in the initial offering with the proceeds of a loan from the Company equal to the aggregate purchase price of the common stock. The loan was repaid principally and in full through the Company’s contribution to the ESOP and dividends payable on common stock held by the ESOP through December 31, 2015 and the trustee allocated all shares in the ESOP to the participants based on each participant’s proportional share of compensation relative to all participants. All participants became fully vested in their benefit after 6 years of eligibility service. Generally, participants will receive distributions from the ESOP after termination of employment. The NEOs are participants in the ESOP and received no allocations during the 2025 fiscal year.

Risk Assessment. The Compensation Committee believes that any risks arising from the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. In addition, the Compensation Committee believes that the design and composition of the elements of the Company’s executive compensation program do not encourage management to assume excessive risks. The Compensation Committee assesses risks posed by the compensation plans maintained for the benefit of, and incentive compensation paid to, officers and employees. The risk assessment conducted in fiscal year 2025 concluded that our incentive compensation plans provide incentives that appropriately balance risk and reward, are compatible with effective controls and risk management, and are supportive of strong governance, including active oversight by the Board of Directors.

Tax Deductibility of Executive Compensation. Under Section 162(m) of the Internal Revenue Code, as amended, publicly-held corporations are subject to limits on the deductibility of executive compensation. Deductible compensation is limited to $1 million per year for each covered employee, defined as the publicly-held corporation’s principal executive officer, principal financial officer and three additional highest compensated officers during any taxable year of the corporation beginning after December 31, 2016.

While the Compensation Committee currently does not have a formal policy with respect to the payment of compensation in excess of the deduction limit under Section 162(m) of the Internal Revenue Code, the Compensation Committee’s historical practice has been to structure compensation programs offered to the NEOs with a view to maximizing the tax deductibility of amounts paid. However, in structuring compensation programs and making compensation decisions, the Compensation Committee considers a variety of factors, including the materiality of the payment and tax deductions involved, the need for flexibility to address unforeseen circumstances, and our incentive and retention requirement for management personnel. After considering these factors, the Compensation Committee may decide to authorize payments, all or part of which may be a nondeductible expense for federal tax purposes.

Summary NEO Compensation Table. The following information is furnished for the principal executive officer and the two most highly-compensated executive officers (other than the principal executive officer) of the Company or its subsidiaries whose total compensation earned for the fiscal year ended September 30, 2025 exceeded $100,000.

				Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards (1)	Awards (2)	Compensation (3)	Total
Larry W. Myers	2025	$566,478	$678,060	$165,705	$30,595	$74,426	$1,515,264
President & Chief Executive Officer	2024	458,597	144,718	60,023	44,102	70,524	777,964

Tony A. Schoen	2025	$354,550	$424,325	$108,964	$15,614	$37,637	$941,090
Chief Financial Officer	2024	281,237	88,770	37,750	28,436	32,481	468,674

Derrick B. Jackson	2025	$308,317	$214,920	$57,133	$8,102	$23,227	$611,699
Chief Operating Officer
(1)

Reflects the aggregate grant date fair value for restricted stock awards granted during the fiscal year, computed in accordance with FASB ASC Topic 718. The amounts were calculated based on the Company’s stock price as of the grant dates, which was $29.00 and $23.40 per share at November 21,2024 and April 14, 2025, respectively. See footnotes to the directors and executive officers stock ownership table under “Stock Ownership” for the aggregate number of unvested restricted stock award shares held in trust by each NEO at fiscal year-end. Restricted stock awards vest in five approximately equal installments, with the first vesting occurring on the first anniversary of the grant date.

(2)

Reflects the aggregate grant date fair value for stock options granted during the fiscal year, computed in accordance with FASB ASC Topic 718 using the binomial option pricing model to estimate the fair value of stock option awards. Stock option awards vest in five approximately equal installments, with the first vesting occurring on the first anniversary of the grant date. The actual realized value of the stock options, if any, will depend on the extent to which the market value of Company common stock exceeds the exercise price of the stock options on the exercise date. Accordingly, there is no assurance that the realized value will be at or near the estimated value disclosed in the table.

(3)	The amounts reported in the “All Other Compensation” column for 2025 are detailed in the table below.

	Mr. Myers	Mr. Schoen	Mr. Jackson
Employer 401(k) Plan matching contributions	$13,079	$12,962	$14,484
Economic benefit of employer-paid premiums for split-dollar life insurance agreements and group term life insurance	10,037	1,224	1,258
Dividends on unvested restricted stock award shares	3,276	2,095	1,063
Director fees	35,500	13,500	—
Economic benefit of employer-provided vehicle	12,534	7,856	6,422

Employment Agreements. On October 1, 2024, Messrs. Myers, Schoen and Jackson (each an “executive” and, collectively, the “executives”) entered into employment agreements having three-year terms with the Company and the Bank. As of September 30, 2025, the employment agreements had remaining terms of two years and expire on October 1, 2026. The employment agreements provide that the Company and the Bank may extend the term of the employment agreements, following a review of an executive’s performance, for an additional year so that the remaining term of the agreements is again three years. As of September 30, 2025, the base salaries under the employment agreements are $570,440 for Mr. Myers, $357,266 for Mr. Schoen and $310,908 for Mr. Jackson, respectively. The employment agreements also provide for participation in employee benefit plans and programs we maintain for the benefit of employees and senior management personnel, including incentive compensation, health and welfare benefits, retirement benefits and certain fringe benefits, as described in the agreements. Following termination of employment, except in connection with a change in control, the executives must adhere to a one-year non-competition and non-solicitation covenants. We also agree to pay all reasonable costs and legal fees of the executives in relation to the enforcement of the employment agreements, provided the executives succeed on the merits in a legal judgment, arbitration proceeding or settlement. The employment agreements also provide for indemnification of the executives to the fullest extent legally permissible. See “Potential Post-Termination Benefits” for a discussion of the benefits and payments the executives may receive upon termination of employment.

Payments Made Upon Termination for Cause or Voluntary Termination Without Good Reason. If we terminate the employment of Messrs. Myers, Schoen or Jackson for cause, or if an executive terminates employment without good reason, under the terms of the employment agreements the executive would receive his or her base salary through the date of his termination of employment and retain the rights to any vested benefits, subject to the terms of any applicable plan or agreement under which we provide those benefits.

Payments Made Upon Voluntary Termination with Good Reason and Termination Without Cause. If we terminate an executive for reasons other than cause, or if an executive resigns after the occurrence of specified circumstances that constitute constructive termination (i.e., for “good reason”), the executive will receive his or her base salary for the remaining unexpired term of the employment agreement, paid in a single lump sum within ten days of termination. In addition, we will continue or cause to be continued the executive’s medical benefits until the earlier of: (1) return to employment with the Company, the Bank or another employer; (2) attainment of age 65; (3) death; or (4) the end of the remaining term of the employment agreement.

Payments Made Upon Disability. Under the employment agreements, during any incapacity leading up to the termination of the executive’s employment due to disability, we will continue to pay the executive’s base salary, benefits (other than bonus) and perquisites until the executive becomes eligible for benefits under our disability plan.

Payments Made Upon Death. Under the employment agreements, following an executive’s death, we will pay the executive’s estate the compensation due to the executive through the end of the month in which his death occurs.

Payments Made Upon a Change in Control. Under the employment agreements, if, in connection with or following a change in control (as described in the agreements), we, or our successor, terminate the executive without cause or if the executive terminates employment voluntarily under specified circumstances that constitute good reason, the executive will receive a lump sum payment equal to three times his or her average annual taxable compensation for the five taxable years preceding the change in control. In addition, we will continue or cause to be continued the executive’s medical benefits until the earlier of: (1) the date he or she returns to employment with the Company, the Bank or another employer; (2) attainment of age 65; (3) death; or (4) the end of the remaining term of the employment agreement.

Outstanding Equity Awards at Fiscal Year-End. The following table provides information as of September 30, 2025, concerning unexercised options and unvested stock awards for each named executive officer.

	Number of	Number of			Number
	Securities	Securities			of Shares	Market Value
	Underlying	Underlying			or Units	of Shares or
	Unexercised	Unexercised	Option	Option	of Stock	Units of Stock
	Options	Options	Exercise	Expiration	That Have	That Have Not
Name	Exercisable	Unexercisable	Price	Date	Not Vested	Vested (1)
Larry W. Myers	33,300	—	$13.36	11/21/2026	14,925	$469,093
	1,500	—	22.12	11/21/2029
	1,235	304	21.10	11/21/2030
	13,500	9,000	26.72	11/21/2031
	5,250	6,750	22.49	11/21/2032
	3,085	9,338	15.10	11/21/2033
	—	3,625	29.00	11/21/2034

Tony A. Schoen	21,150	—	13.36	11/21/2026	10,080	316,814
	1,500	—	22.12	11/21/2029
	1,200	300	21.10	11/21/2030
	9,000	6,000	26.72	11/21/2031
	3,000	4,500	22.49	11/21/2032
	1,602	6,408	15.10	11/21/2033
	—	1,850	29.00	11/21/2034

Derrick B. Jackson	9,000	—	18.85	11/21/2026	5,115	160,764
	4,437	—	22.12	11/21/2029
	651	162	21.10	11/21/2030
	4,500	3,000	26.72	11/21/2031
	1,500	2,250	22.49	11/21/2032
	852	3,408	15.10	11/21/2033
	—	960	29.00	11/21/2034
(1)	Based on the $31.43 closing price of the Company’s common stock on September 30, 2025.

Policies and Practices Related to the Grant of Certain Equity Awards. While the Company does not have formal policy or obligation that requires it to grant or award equity-based compensation on specific date, the Compensation Committee and the Board of Directors have a historical practice of not granting stock options or other equity awards to executive officers during closed quarterly trading windows as determined under the Company’s insider trading policy. Consequently, the Company has not granted, and does not expect to grant, any equity awards to any named executive officers within fifteen business days preceding the filing with the SEC of any report on Forms 10-K, 10-Q or 8-K that discloses material non-public information. The Compensation Committee and the Board of Directors do not take material non-public information into account when determining the timing of equity awards and do not time the disclosure of material non-public information in order to impact the value of executive compensation. The Company generally grants equity awards to its executive officers, including the named executive officers, during the open trading window period in the first fiscal quarter for their performance in the prior fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

The following table provides information as of December 5, 2025, about the persons known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to beneficially own any shares of common stock over which the person has, directly or indirectly, sole or shared voting or investment power.

	Number of Shares		Percent of Company
	Beneficially		Common Stock
Name and Address	Owned		Outstanding (1)

Financial Opportunity Fund LLC FJ Capital Management LLC Martin Friedman 1313 Dolley Madison Blvd., Suite 306 McLean, VA 22101	498,246	(2)	7.10%

Larry W. Myers 702 North Shore Drive, Suite 300 Jeffersonville, IN 47130	465,791	(3)	6.58%

First Savings Bank Profit Sharing/401(k) Plan 702 North Shore Drive, Suite 300 Jeffersonville, IN 47130	436,751		6.23%

Wedbush Opportunity Capital, LLC Wedbush Opportunity Partners, LP 1000 Wilshire Blvd Los Angeles, CA 90017	391,911	(4)	5.59%
(1)	Based on 7,015,080 shares of Company common stock outstanding as of December 5, 2025.
(2)	Based on a Schedule 13G filed with the SEC on July 16, 2025.
(3)

Includes 84,687 shares held in his spouse’s individual retirement account (“IRA”), 210,475 shares held in the 401(k) Plan, 30,799 shares allocated in the ESOP, 11,866 shares held through unvested stock awards and 68,584 shares held subject to exercisable stock options.

(4)	Based on a Schedule 13G/A filed with the SEC on February 12, 2016.

(b)	Security Ownership of Management

The following table provides information as of December 5, 2025, about the shares of Company common stock that may be considered beneficially owned by each director, each named executive officer appearing in the SCT, and by all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown and none of the named individuals has pledged any of his or her shares.

			Percent of Company
	Number of Shares		Common Stock
Name	Beneficially Owned		Outstanding (1)

Director Nominees and Directors Continuing in Office:
John E. Colin	25,735	(2)	*
Frank N. Czeschin	62,341	(3)	*
L. Chris Fordyce	48,843	(4)	*
Troy D. Hanke	14,500	(5)	*
John P. Lawson, Jr.	66,610	(6)	*
Pamela Bennett-Martin	33,694	(7)	*
Larry W. Myers	465,791	(8)	6.58%
Martin A. Padgett	16,843	(9)	*
Steven R. Stemler	34,990	(10)	*
Douglas A. York	126,779	(11)	1.81

Executive Officers Who Are Not Company Directors:
Tony A. Schoen	211,521	(12)	3.00
Derrick B. Jackson	40,960	(13)	*
All Directors and Executive Officers as a Group (13 persons)	1,148,607	(14)	16.00
*	Represents less than 1% of outstanding Company common stock.
(1)	Based on 7,015,080 shares of Company common stock outstanding as of December 5, 2025.
(2)

Includes 500 shares held through unvested stock awards and 15,450 shares subject to stock options exercisable as of December 5, 2025 or within 60 days after that date (collectively, “exercisable stock options”).

(3)	Includes 30,876 shares held in an IRA, 6,000 shares held in a trust, 500 shares held through unvested stock awards and 2,550 shares subject to exercisable stock options.
(4)	Includes 500 shares held through unvested stock awards and 1,050 shares subject to exercisable stock options.
(5)	Includes 500 shares held through unvested stock awards and 10,500 shares subject to exercisable stock options.
(6)	Includes 23,259 shares held in an IRA, 500 shares held through unvested stock awards and 6,750 shares subject to exercisable stock options.
(7)	Includes 500 shares held through unvested stock awards and 2,550 shares subject to exercisable stock options.
(8)

Includes 84,687 shares held in his spouse’s individual retirement account (“IRA”), 210,475 shares held in the 401(k) Plan, 30,799 shares allocated in the ESOP, 11,866 shares held through unvested stock awards and 68,584 shares held subject to exercisable stock options.

(9)	Includes 500 shares held through unvested stock awards.
(10)	Includes 500 shares held through unvested stock awards and 1,050 shares held subject to exercisable stock options.
(11)

Includes 60,000 shares with respect to which Mr. York disclaims beneficial ownership which are held by a limited liability company with which Mr. York is affiliated and 500 shares held through unvested stock awards.

(12)

Includes 49,190 shares held in the 401(k) Plan, 17,394 shares allocated under the ESOP, 12,016 shares held through unvested stock awards and 34,924 shares subject to exercisable stock options. 45,363 shares are pledged as collateral for a loan with a financial institution other than the Bank.

(13)	Includes 7,051 shares held through unvested stock awards and 18,105 shares subject to exercisable stock options.
(14)	Includes 35,433 shares held through unvested stock awards and 164,204 shares subject to exercisable stock options.
(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Loans and Extensions of Credit. The federal securities laws generally prohibit the Company from extending credit to its executive officers and directors. However, loans made by the Bank to its executive officers and directors in compliance with federal banking regulations are exempted from this prohibition. Federal banking regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank, therefore, is prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee. The Bank does not sponsor such a program.

According to the Audit Committee Charter, the Audit Committee periodically reviews, no less frequently than quarterly, a summary of the Company’s transactions with directors and executive officers of the Company, firms that directors own or control, and firms that employ directors, as well as any other related person transactions, for the purpose of recommending to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within Company policy and should be ratified and approved. Also, in accordance with banking regulations and Company policy, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of the Company’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to the Company’s Code of Ethics and Business Conduct, all executive officers and directors of the Company must disclose any existing or potential conflicts of interest to the President and Chief Executive Officer of the Company. Potential conflicts of interest include, but are not limited to, the following: (i) the Company conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (ii) the ownership of more than 1% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with the Company.

The aggregate outstanding balance of loans extended by the Bank to its executive officers and directors and their related parties was $2.6 million at September 30, 2025. These loans were performing according to their original terms at September 30, 2025. In addition, these loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features when made.

Other Transactions. Since October 1, 2024, there have been no transactions and there are no currently proposed transactions in which the Company or the Bank were or are to be a participant and the amount involved exceeds $120,000, and in which any of the Company’s executive officers and directors had or will have a direct or indirect material interest.

Director Independence

The Board of Directors currently consists of ten members, all of whom are considered independent under the listing requirements of the Nasdaq Stock Market except for Larry W. Myers. Mr. Myers is not considered independent because he is employed as an executive officer of both the Company and the Bank. In determining the independence of directors, the Board of Directors considered the various deposit, loan and other relationships that each director and director nominee has with the Bank, including loans and lines of credit outstanding to L. Chris Fordyce and Martin A. Padgett, in addition to the transactions disclosed under “Transactions with Related Persons”, but determined in each case that these relationships did not interfere with their exercise of independent judgment in carrying out their responsibilities as directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Expenses

The following table provides the fees billed to the Company and the Bank by Forvis Mazars, LLP for the fiscal years ended September 30, 2025 and 2024 are as follows:

	2025	2024
Audit fees (1)	$601,000	$621,770
Audit-related fees (2)	33,500	—
Tax fees (3)	108,975	112,625
All other fees	—	—
(1)

Includes fees for the audit of the consolidated financial statements, integrated audit of internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and review of interim financial information contained in the quarterly reports on Form 10-Q and other regulatory reporting.

(2)	Includes fees for the consents.
(3)	Includes fees for tax compliance services, including preparation of federal and state income tax returns, and tax payment and planning advice.

During the fiscal year ended September 30, 2025, all audit-related fees, tax fees, and all other fees set forth in the table above were approved by the Audit Committee.

Policy Regarding Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm. The Audit Committee has adopted a policy for approval of audit and permitted non-audit services by the Company’s independent registered public accounting firm. The Audit Committee will consider annually and approve the provision of audit services by the independent registered public accounting firm and, if appropriate, approve the provision of certain defined audit and non-audit services. The Audit Committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements.

Any proposed specific engagement may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member(s) to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its independent registered public accounting firm.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of First Savings Financial Group, Inc. (1)
3.2	Articles of Amendment to the Articles of Incorporation for the Series A Preferred Stock (8)
3.3	Bylaws of First Savings Financial Group, Inc. (1)
4.0	Specimen Stock Certificate of First Savings Financial Group, Inc. (1)
10.1	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Larry W. Myers, dated October 7, 2009* (3)
10.2	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Anthony A. Schoen, dated October 7, 2009* (3)
10.3	Amended and Restated Employment Agreement by and among First Savings Financial Group, Inc., First Savings Bank and Derrick B. Jackson, dated October 1, 2024
10.4	First Savings Bank, F.S.B. Employee Severance Compensation Plan* (4)
10.5	First Savings Bank, F.S.B. Supplemental Executive Retirement Plan* (4)
10.6	Agreement and Plan of Reorganization dated July 21, 2017 (2)
10.7	Amended and Restated Director Deferred Compensation Agreement* (1)
10.8	Subordinated Note Purchase Agreement dated September 20, 2018 (5)
10.9	Subordinated Note Purchase Agreement dated March 18, 2022 (7)
10.10	Agreement and Plan of Merger dated September 24, 2025 (10)
19.1	Policy Regarding Insider Trading (11)
21.0	Subsidiaries of the Registrant
23.0	Consent of Forvis Mazars, LLP (PCAOB ID 686)
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
97.0	First Savings Financial Group, Inc. Clawback Policy (9)
101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

(10) Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2025.

(11) Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 filed with the Securities and Exchange Commission on December 13, 2024.

Item 16. FORM 10-K SUMMARY

Not applicable.

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

Management assessed First Savings Financial Group, Inc.’s system of internal control over financial reporting as of September 30, 2025, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment, management concluded that, as of September 30, 2025, the Company’s system of internal control over financial reporting was effective and met the criteria of the “Internal Control Integrated Framework.”

The effectiveness of our internal control over financial reporting as of September 30, 2025, has been audited by Forvis Mazars, LLP, independent registered public accounting firm, as stated in their report which is included herein.

/s/ Larry W. Myers	/s/ Anthony A. Schoen
Larry W. Myers	Anthony A. Schoen
President and Chief Executive Officer	Chief Financial Officer

December 12, 2025

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors, and Audit Committee

First Savings Financial Group, Inc.

Jeffersonville, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Savings Financial Group, Inc. (the Company) as of September 30, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2025, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses

The Company’s loan portfolio totaled $1.9 billion and the associated allowance for credit losses (ACL) on loans was $20.3 million at September 30, 2025. As discussed in Notes 1 and 4 to the financial statements, the ACL is an estimate of current expected credit losses in the loan portfolio. The determination of the ACL requires significant judgment reflecting the Company’s best estimate of expected future losses for the loan portfolio’s entire contractual term adjusted for expected prepayments.

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

We identified the asset quality qualitative factor and the aggregation of qualitative factor adjustments relative to the ACL as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity involved in evaluating management’s assessment of the qualitative factors.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address the critical audit matter included:

•	Obtaining an understanding of the Company’s process for establishing the qualitative factor adjustments in the ACL.
•	Evaluating the design and tested the operating effectiveness of key controls over the establishment of qualitative factors in the ACL.
•	Evaluating the completeness and accuracy and the relevance of the key data used as inputs in the qualitative factor adjustment process.
•

Evaluating the reasonableness of the overall ACL and related qualitative adjustments to determine whether the ACL appropriately reflects expected credit losses by assessing trends in relevant factors, including delinquencies, non-accruals, charge-offs and loan risk ratings, and evaluating the relationship of those trends to the ACL and related qualitative adjustments applied to the ACL.

•	Testing the clerical and computational accuracy of the qualitative adjustments, including the asset quality qualitative factor, applied in the ACL calculation.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2023.

Louisville, Kentucky

December 12, 2025

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors, and Audit Committee

First Savings Financial Group, Inc.

Jeffersonville, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited First Savings Financial Group, Inc.’s (the Company) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control––Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control––Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of September 30, 2025 and 2024, and for each of the years in the three-year period ended September 30, 2025, and our report dated December 12, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Louisville, Kentucky

December 12, 2025

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2025 AND 2024

(In thousands, except share and per share data)	2025	2024

ASSETS
Cash and due from banks	$15,976	$39,393
Interest-bearing deposits with banks	15,875	12,749
Total cash and cash equivalents	31,851	52,142

Interest-bearing time deposits	245	490
Debt securities available for sale, at fair value, net of allowance for credit losses of $12 at September 30, 2025 and $21 at September 30, 2024	251,842	248,679
Debt securities held to maturity	778	1,040
Loans held for sale, residential mortgage	551	—
Loans held for sale, home equity lines of credit	36,082	—
Loans held for sale, Small Business Administration	14,821	25,716
Loans, net of allowance for credit losses of $20,289 at September 30, 2025 and $21,294 at September 30, 2024	1,886,818	1,963,852
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	25,485	24,986
Premises and equipment	25,396	26,462
Other real estate owned, held for sale	1,093	647
Accrued interest receivable:
Loans	9,414	9,447
Securities	1,962	1,929
Cash surrender value of life insurance	63,130	47,605
Goodwill	9,848	9,848
Core deposit intangibles	234	398
Nonresidential mortgage loan servicing rights	50	67
SBA loan servicing rights	3,035	2,687
Other assets	36,897	34,373

Total Assets	$2,399,532	$2,450,368

LIABILITIES
Deposits:
Noninterest-bearing	$187,564	$191,528
Interest-bearing	1,522,318	1,689,353
Total deposits	1,709,882	1,880,881

Federal Home Loan Bank borrowings	435,000	301,640
Other borrowings	28,762	48,603
Accrued interest payable	5,046	13,384
Advance payments by borrowers for taxes and insurance	1,050	931
Reserve for unfunded lending commitments	1,971	1,519
Accrued expenses and other liabilities	24,342	26,295
Total Liabilities	2,206,053	2,273,253
Commitments and contingent liabilities - see Note 17	—	—

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 20,000,000 shares; issued 7,901,548 shares (7,802,351 shares at September 30, 2024) outstanding 6,977,308 shares (6,887,106 shares at September 30, 2024)	79	78
Additional paid-in capital	30,373	27,647
Retained earnings	192,114	173,337
Accumulated other comprehensive loss	(15,087)	(11,195)
Unearned stock compensation	(1,829)	(901)
Treasury stock, at cost - 924,240 shares (915,245 shares at September 30, 2024)	(12,171)	(11,851)
Total Stockholders’ Equity	193,479	177,115

Total Liabilities and Stockholders’ Equity	$2,399,532	$2,450,368

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2025, 2024 AND 2023

(In thousands, except share and per share data)	2025	2024	2023

INTEREST INCOME
Loans, including fees	$115,603	$110,396	$89,801
Securities:
Taxable	3,782	3,694	3,865
Tax-exempt	5,450	5,292	7,259
Dividend income	1,994	1,563	1,435
Interest-bearing deposits with banks	698	1,043	869
Total interest income	127,527	121,988	103,229

INTEREST EXPENSE
Deposits	46,780	48,101	27,671
Federal funds purchased and repurchase agreements	—	—	1
Federal Home Loan Bank borrowings	13,058	12,609	10,739
Other borrowings	2,381	3,216	3,244
Total interest expense	62,219	63,926	41,655

Net interest income	65,308	58,062	61,574

Provision (credit) for credit losses-loans	(118)	3,492	2,612
Provision (credit) for unfunded lending commitments	452	(421)	—
Provision (credit) for credit losses - securities	(9)	21	—

Total provision for credit losses	325	3,092	2,612

Net interest income after provision for credit losses	64,983	54,970	58,962

NONINTEREST INCOME
Service charges on deposit accounts	2,227	1,950	2,017
ATM and interchange fees	2,643	2,269	2,756
Net loss on sales of available for sale securities	—	—	(551)
Net unrealized gain on equity securities	90	491	57
Net gain on sale of equity securities	403	—	—
Other than temporary impairment loss on securities	—	—	(28)
Net gain on sales of loans, Small Business Administration	4,221	3,013	2,717
Net gain on sales of loans, home equity lines of credit	4,038	—	—
Mortgage banking income	357	197	14,331
Increase in cash surrender value of life insurance	1,503	1,378	1,081
Gain on life insurance	255	—	—
Commission income	846	956	746
Real estate lease income	391	506	469
Net gain on premises and equipment	45	116	49
Gain from repurchase of subordinated debt	—	—	660
Other income	1,823	1,654	1,038
Total noninterest income	18,842	12,530	25,342

NONINTEREST EXPENSE
Compensation and benefits	34,928	31,986	43,938
Occupancy and equipment	6,488	6,947	7,938
Data processing	3,247	2,617	4,861
Advertising	1,740	1,211	2,016
Professional fees	2,797	3,087	2,979
FDIC insurance premiums	1,846	2,154	1,675
Net (gain) loss on other real estate owned	(192)	12	4
Other operating expenses	6,108	4,876	12,711
Total noninterest expense	56,962	52,890	76,122
Income before income taxes	26,863	14,610	8,182
Income tax expense	3,702	1,018	10
Net Income	$23,161	$13,592	$8,172

Net income per share:
Basic	$3.37	$1.99	$1.19
Diluted	$3.32	$1.98	$1.19

Weighted average shares outstanding:
Basic	6,871,242	6,830,466	6,848,311
Diluted	6,976,901	6,856,520	6,880,072

Dividends per share	$0.63	$0.59	$0.55

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED SEPTEMBER 30, 2025, 2024 AND 2023

(In thousands)	2025	2024	2023

Net Income	$23,161	$13,592	$8,172

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(4,920)	23,272	(3,772)
Income tax (expense) benefit	1,035	(4,897)	806
Net of tax amount	(3,885)	18,375	(2,966)

Less: reclassification adjustment for provision (credit) for credit losses on securities included in net income	(9)	21	—
Income tax expense (benefit)	2	(4)	—
Net of tax amount	(7)	17	—

Less: reclassification adjustment for realized losses included in net income	—	—	551
Income tax benefit	—	—	(115)
Net of tax amount	—	—	436

Less: reclassification adjustment for other-than-temporary impairment loss on securities included in net income	—	—	28
Income tax benefit	—	—	(6)
Net of tax amount	—	—	22

Other Comprehensive Income (Loss)	(3,892)	18,392	(2,508)

Comprehensive Income	$19,269	$31,984	$5,664

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2025, 2024 AND 2023

				Accumulated
				Other	Unearned
	Common	Additional	Retained	Comprehensive	Stock	Treasury
(In thousands, except share and per share data)	Stock	Paid-in Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balances at October 1, 2022	$78	$26,770	$161,927	$(27,079)	$(969)	$(9,162)	$151,565

Net income	—	—	8,172	—	—	—	8,172

Transfer of securities from subsidiary	—	(544)	—	—	—	—	(544)

Other comprehensive loss	—	—	—	(2,508)	—	—	(2,508)

Common stock dividends - $0.55 per share	—	—	(3,793)	—	—	—	(3,793)

Restricted stock grants - 22,000 shares	—	495	—	—	(495)	—	—

Restricted stock forfeitures - 2,000 shares	—	(53)	—	—	53	—	—

Stock compensation expense	—	302	—	—	396	—	698

Stock option exercises - 1,200 shares	—	16	—	—	—	—	16

Purchase of 124,710 treasury shares	—	—	—	—	—	(2,625)	(2,625)

Balances at September 30, 2023	$78	$26,986	$166,306	$(29,587)	$(1,015)	$(11,787)	$150,981

Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	(2,510)	—	—	—	(2,510)

Balances at October 1, 2023, adjusted	78	26,986	163,796	(29,587)	(1,015)	(11,787)	148,471

Net income	—	—	13,592	—	—	—	13,592

Distribution to Q2 minority interest	—	(18)	—	—	—	—	(18)

Other comprehensive income	—	—	—	18,392	—	—	18,392

Common stock dividends - $0.59 per share	—	—	(4,051)	—	—	—	(4,051)

Restricted stock grants - 19,475 shares	—	294	—	—	(294)	—	—

Restricted stock forfeitures - 800 shares	—	(18)	—	—	18	—	—

Stock compensation expense	—	309	—	—	390	—	699

Stock option exercises - 6,405 shares	—	94	—	—	—	—	94

Issuance of 1,200 treasury shares	—	—	—	—	—	15	15

Purchase of 5,095 treasury shares	—	—	—	—	—	(79)	(79)

Balances at September 30, 2024	$78	$27,647	$173,337	$(11,195)	$(901)	$(11,851)	$177,115

Net income	—	—	23,161	—	—	—	23,161

Distribution to Q2 minority interest	—	252	—	—	—	—	252

Other comprehensive income	—	—	—	(3,892)	—	—	(3,892)

Common stock dividends - $0.63 per share	—	—	(4,384)	—	—	—	(4,384)

Restricted stock grants - 61,985 shares	1	1,483	—	—	(1,484)	—	—

Stock compensation expense	—	362	—	—	556	—	918

Stock option exercises - 42,012 shares	—	629	—	—	—	—	629

Issuance of 4,800 treasury shares	—	—	—	—	—	62	62

Purchase of 13,795 treasury shares	—	—	—	—	—	(382)	(382)

Balances at September 30, 2025	$79	$30,373	$192,114	$(15,087)	$(1,829)	$(12,171)	$193,479

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2025, 2024 AND 2023

(In thousands)	2025	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,161	$13,592	$8,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for credit losses - loans	(118)	3,492	2,612
Provision (credit) for unfunded commitments	452	(421)	—
Provision (credit) for credit losses - securities	(9)	21	—
Depreciation and amortization	2,244	2,371	2,549
Amortization of premiums and accretion of discounts on securities, net	317	279	578
Amortization and accretion of fair value adjustments on loans, net	(1,064)	(1,215)	(1,805)
Loans originated for sale, residential mortgage	(6,285)	(60,822)	(587,685)
Loans originated for sale, home equity lines of credit	(91,298)	—	—
Loans originated for sale, Small Business Administration	(57,925)	(51,013)	(41,160)
Proceeds on sales of loans, residential mortgage	5,791	83,228	603,800
Proceeds on sales of loans, home equity lines of credit	146,482	—	—
Proceeds on sales of loans, Small Business Administration	73,331	50,070	44,817
Net realized and unrealized gain on loans held for sale	(8,943)	(1,998)	(3,958)
Capitalization of loan servicing rights	(1,295)	(1,392)	(3,122)
Proceeds from sale of residential mortgage loan servicing rights	—	59,464	—
Loss on sale of residential mortgage loan servicing rights	—	4	—
Net change in value of residential mortgage loan servicing rights	—	809	5,849
Net change in value of SBA and nonresidential mortgage loan servicing rights	964	1,180	1,647
Net realized and unrealized gain on other real estate owned	(248)	(5)	—
Net loss on sales of available for sale securities	—	—	551
Other than temporary impairment loss on securities	—	—	28
Increase in cash surrender value of life insurance	(1,503)	(1,378)	(1,081)
Gain on life insurance	(255)	—	—
Net gain on equity securities	(493)	(491)	(57)
Deferred income taxes	(375)	(16,055)	(716)
Stock compensation expense	918	699	698
Net gain on sale of premises and equipment	(45)	(116)	(49)
Gain from repurchase of subordinated debt	—	—	(660)
Increase in accrued interest receivable	—	(1,215)	(1,829)
Increase in accrued interest payable	(8,338)	4,458	7,624
Change in other assets	(4,556)	9,335	7,874
Change in other liabilities	8,222	(1,678)	(11,919)
Net Cash Provided By Operating Activities	79,132	91,203	32,758

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	—	—	(490)
Proceeds from maturities of interest-bearing time deposits	245	—	1,603
Purchase of securities available for sale	(18,975)	(6,968)	(11,664)
Proceeds from sales of securities available for sale	—	—	79,230
Proceeds from sales of equity securities	403	—	—
Principal collected and proceeds from maturities of securities available for sale	10,575	9,021	16,877
Principal collected and proceeds from maturities of securities held to maturity	262	260	258
Proceeds from life insurance	687	—	—
Net increase in loans	(9,662)	(196,771)	(335,871)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	—	1	15
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(499)	(48)	(4,950)
Purchase of bank owned life insurance	(14,454)	—	—
Proceeds from sale of other real estate owned	451	35	—
Purchase of premises and equipment	(879)	(684)	(2,954)
Proceeds from sales of premises and equipment	69	150	134
Investment in partnership interests	(6,051)	(8,311)	(6,176)
Acquisition of minority interests in Q2	—	(18)	—
Net Cash Used In Investing Activities	(37,828)	(203,333)	(263,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(170,999)	199,087	172,482
Increase (decrease) in Federal Home Loan Bank line of credit	(6,640)	(1,543)	(4,120)
Proceeds from Federal Home Loan Bank advances	2,495,000	1,990,000	7,455,000
Repayment of Federal Home Loan Bank advances	(2,355,000)	(2,050,000)	(7,395,000)
Repurchase or repayment of subordinated debt	(20,000)	—	(1,340)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	119	(96)	(180)
Proceeds from exercise of stock options	629	94	16
Taxes paid on stock award shares for employees	—	—	(30)
Proceeds from issuance of common stock from treasury	62	15	—
Purchase of treasury shares	(382)	(79)	(2,625)
Dividends paid on common stock	(4,384)	(4,051)	(3,793)
Net Cash Provided By (Used In) Financing Activities	(61,595)	133,427	220,410

Net Increase (Decrease) in Cash and Cash Equivalents	(20,291)	21,297	(10,820)

Cash and cash equivalents at beginning of year	52,142	30,845	41,665

Cash and Cash Equivalents at End of Year	$31,851	$52,142	$30,845

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	70,557	59,468	34,031
Income taxes (net of refunds received)	2,888	8,141	(116)

Non-cash activities:
Net transfer from loans to loans held for sale	87,229	—	—
Transfers from loans to OREO	649	—	474
Cashless exercise of stock options	286	40	—

See notes to consolidated financial statements.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(1)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Savings Financial Group, Inc. (the “Company”) is a bank holding company that has elected financial holding company status and is the parent of First Savings Bank (the “Bank”).

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

SEPTEMBER 30, 2025, 2024 AND 2023

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

SEPTEMBER 30, 2025, 2024 AND 2023

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

The Company originates loans to customers under the SBA 7(a) and other programs that generally provide for SBA guarantees of 75% to 90% of each loan. Guaranteed portions of SBA are oftentimes sold to the secondary market. However, the Company retains certain guaranteed portions on the consolidated balance sheet. SBA loans classified as held for sale at September 30, 2025 and 2024 represented guaranteed portions intended for sale. At September 30, 2025 and 2024, SBA loans held for sale totaling $14.8 million and $25.7 million, respectively, were carried at the lower of aggregate cost or fair value. Realized gains and losses on sales of SBA loans held for sale are determined based on the allocation of participating interests sold and retained and are included in net gain on sales of SBA loans in the accompanying consolidated statements of income. Direct loan origination costs and fees related to SBA loans held for sale are deferred upon origination and are recognized as an adjustment to the gain or loss on the date of sale. SBA loans held for sale are sold on a servicing retained basis.

The Company originates loans to customers under its first lien home equity line of credit platform. Certain loans are retained and others are sold to the secondary market. At September 30, 2025, home equity loans classified as held for sale totaled $36.1 million and were carried at the lower of aggregate cost or fair value. There were no home equity loans classified as held for sale at September 30, 2024. Home equity loans are sold on a servicing released basis.

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

SEPTEMBER 30, 2025, 2024 AND 2023

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

SEPTEMBER 30, 2025, 2024 AND 2023

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

SEPTEMBER 30, 2025, 2024 AND 2023

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

SEPTEMBER 30, 2025, 2024 AND 2023

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

SEPTEMBER 30, 2025, 2024 AND 2023

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

The allowance for unfunded commitments was $2.0 million as of September 30, 2025, and is included in the accrued expenses and other liabilities section on the consolidated balance sheet. The current adjustment to the ACL for unfunded commitments is recognized through the provision for unfunded lending commitments, a component of provision for credit losses, in the Consolidated Statement of Income.

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

SEPTEMBER 30, 2025, 2024 AND 2023

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

SEPTEMBER 30, 2025, 2024 AND 2023

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

Derivative Financial Instruments

Prior to the Company’s wind down of the national mortgage banking operation, the Company entered into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitment). The period of time between issuance of a loan commitment and closing and sale of the loan generally ranged from 15 to 60 days. The Company also entered into forward mortgage loan commitments to sell to various investors to protect itself against exposure to various factors and to reduce sensitivity to interest rate movements. Both the interest rate lock commitments and the related forward mortgage loan sales contracts were considered derivatives and were recorded on the balance sheet at fair value in accordance with FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in mortgage banking income in the accompanying consolidated statements of income. All such derivatives were considered stand-alone derivatives and had not been formally designated as hedges by management. Due to the decision to wind down the national mortgage banking operation in the quarter ended December 31, 2023, the Company had no interest rate lock commitments or forward loan commitments as of September 30, 2025 or 2024.

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

SEPTEMBER 30, 2025, 2024 AND 2023

(1 – continued)

Stock Based Compensation – continued

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

SEPTEMBER 30, 2025, 2024 AND 2023

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(1 – continued)

Recent Accounting Pronouncements - continued

The impact of adopting ASC 326 was as follows (dollars in thousands):

	As Reported under		Impact of
	ASC 326	Pre-ASC 326	ASC 326 Adoption
Assets
Allowance for credit losses (“ACL”) on loans
Residential real estate	$5,678	$4,641	$1,037
Commercial real estate	2,032	1,777	255
Single tenant net lease	4,032	3,810	222
SBA commercial real estate	2,433	1,922	511
Multifamily	247	268	(21)
Residential construction	208	434	(226)
Commercial construction	325	282	43
Land and land development	233	307	(74)
Commercial business	1,219	1,714	(495)
SBA commercial business	1,407	1,247	160
Consumer	515	498	17
Allowance for credit losses on loans	18,329	16,900	1,429
Net deferred tax assets	19,718	18,859	859

Liabilities
Allowance for credit losses on off balance sheet credit exposures	$1,940	$—	$1,940

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

SEPTEMBER 30, 2025, 2024 AND 2023

(1 – continued)

Recent Accounting Pronouncements - continued

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurements (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of the ASU did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. Public entities are required to disclose significant expense categories and amounts for each reportable segment. Significant expense categories are derived from expenses that are regularly reported to an entity’s chief operating decision-maker (“CODM”), and included in a segment’s reported measures of profit or loss. Public entities are also required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss to assess segment performance. The ASU requires interim disclosures of certain segment-related disclosures that previously were only required annually. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the ASU should be applied prospectively. The Company adopted ASU 2023-07 for the fiscal year ended September 30, 2025. The adoption of the ASU resulted in amended disclosures but did not have a material impact on the Company’s consolidated financial position or results of operations.

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

SEPTEMBER 30, 2025, 2024 AND 2023

(2)         RESTRICTION ON CASH AND DUE FROM BANKS

The Company is required to maintain reserve balances on hand and with the Federal Reserve Bank, which are unavailable for investment but are interest-bearing. In March of 2020, the Federal Reserve Bank reduced the reserve requirement to zero. There were no required reserves for the years ended September 30, 2025 and 2024.

(3)         INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.

Securities Available for Sale and Held to Maturity

The amortized cost of securities available for sale and held to maturity and their approximate fair values are as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
(In thousands)	Cost	Gain	Losses	Losses	Value
September 30, 2025:
Debt securities available for sale:
U.S. Treasury notes	$29,199	$—	$2,579	$—	$26,620
Agency mortgage-backed	25,853	4	2,394	—	23,463
Agency CMO	27,973	93	721	—	27,345
Privately-issued CMO	200	3	—	12	191
Privately-issued ABS	214	6	—	—	220
SBA certificates	10,643	—	102	—	10,541
Municipal bonds	174,878	281	13,497	—	161,662
Other	2,000	—	200	—	1,800

Total debt securities available for sale	$270,960	$387	$19,493	$12	$251,842

Debt securities held to maturity:
Agency mortgage-backed	$24	$—	$—	$—	$24
Municipal bonds	754	1	—	—	755

Total debt securities held to maturity	$778	$1	$—	$—	$779

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(3 – continued)

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

The amortized cost and fair value of available for sale and held to maturity debt securities as of September 30, 2025 by contractual maturity are shown below. Expected maturities of mortgage and other asset-backed securities may differ from contractual maturities because the mortgages and other assets underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due within one year	$1,040	$1,046	$156	$156
Due after one year through five years	9,758	9,695	527	528
Due after five years through ten years	42,683	39,698	71	71
Due after ten years	152,596	139,643	—	—
Agency CMO	27,973	27,345	—	—
Privately-issued CMO	200	191	—	—
Privately-issued ABS	214	220	—	—
SBA certificates	10,643	10,541	—	—
Agency mortgage-backed	25,853	23,463	24	24

Total securities available for sale	$270,960	$251,842	$778	$779

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(3 – continued)

Information pertaining to securities with gross unrealized losses at September 30, 2025 and 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses
September 30, 2025:
Debt securities available for sale:
Continuous loss position less than twelve months:

Agency mortgage-backed	5	$1,977	$51
Agency CMO	1	1,351	1
SBA certificates	2	10,086	79
Municipal bonds	29	32,214	663

Total less than twelve months	37	45,628	794

Continuous loss position more than twelve months:

U.S. Treasury notes	3	26,620	2,579
Agency mortgage-backed	19	21,190	2,343
Agency CMO	16	13,717	720
Privately-issued ABS	1	53	—
SBA certificates	2	456	23
Municipal bonds	102	96,405	12,834
Other	1	1,800	200

Total more than twelve months	144	160,241	18,699

Total debt securities available for sale	181	$205,869	$19,493

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(3 – continued)

At September 30, 2025, the Company did not have any securities held to maturity with an unrealized loss.

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

The total available for sale debt securities in loss positions, which consisted of U.S. Treasury notes, agency mortgage-backed securities, agency CMOs, privately-issued CMOs, privately-issued ABSs, SBA certificates, municipal bonds, and other securities represented 82% and 73% of total available for sale investments at September 30, 2025 and 2024, respectively. All of the municipal securities are issued by municipal governments and are generally secured by first mortgage loans and municipal project revenues.

The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO and ABS portfolios each quarter using an independent third party analysis.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(3 – continued)

At September 30, 2025, there were no privately-issued CMO or ABS securities in a material unrealized loss position. However, based on the independent third party analysis of the expected cash flows, two securities had a credit loss totaling $12,000 that was recorded through provision for credit losses on securities during the year ended September 30, 2024. At September 30, 2024, one privately-issued CMO was in a loss position and had depreciated approximately 6.3% from its carrying value. This security was collateralized by residential mortgage loans, had a total fair value of $240,000 and an unrealized loss of $16,000 at September 30, 2024. Based on the independent third party analysis of the expected cash flows, two securities had a credit loss totaling $21,000 that was recorded through provision for credit losses on securities during the year ended September 30, 2024. While the Company does not anticipate additional credit-related impairment losses at September 30, 2025, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future and therefore, require additional credit-related impairment charges.

The unrealized losses on U.S. Treasury bills and notes, agency mortgage-backed securities, agency CMOs, SBA certificates, municipal bonds and other securities relate principally to changes in current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of its amortized cost bases, which may be at maturity, the Company has not recorded an allowance for credit losses at September 30, 2025.

The following is a summary of the reported gross gains and losses on sales of available for sale securities and time deposits for the years ended September 30, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Gross realized gains on sales	$—	$—	$341
Gross realized losses on sales	—	—	(892)
Net realized gain (loss) on sales of available for sale securities	$—	$—	$(551)

Certain available for sale debt securities were pledged to secure FHLB borrowings at September 30, 2025 and 2024, and may be pledged to secure federal funds borrowings (see Notes 9 and 10).

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(3 – continued)

At September 30, 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S government and its agencies, with an aggregate book value greater than 10% of the Company’s consolidated stockholders’ equity.

The following tables provide information about the activity for available for sale debt securities for which an allowance for credit losses was recorded, by major security type for the year ended September 30, 2025 and 2024.

Year Ended September 30, 2025
Private Label
(In thousands)	CMO
Beginning of year	$21
Provision for credit loss expense	—
Reductions due to increases in
expected cash flows	(9)
Recoveries	—
Balance, end of year	$12

Year Ended September 30, 2024
	Private	Other
(In thousands)	Label CMO	Investments	Total
Beginning of year	$—	—	—
Provision for credit loss expense	24	84	108
Reductions due to increases in
expected cash flows	(3)	(84)	(87)
Recoveries	—	—	—
Balance, end of year	$21	$—	$21

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(4)         LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans at September 30, 2025 and 2024 consisted of the following:

(In thousands)	2025	2024
Real estate mortgage:
Residential	$605,928	$670,011
Commercial	193,863	204,847
Single tenant net lease	765,430	750,642
SBA commercial (1)	65,528	55,557
Multifamily	38,855	37,763
Residential construction	25,290	53,237
Commercial construction	14,588	9,172
Land and land development	16,116	17,678
Commercial business	123,469	124,639
SBA commercial business (1)	17,049	18,342
Consumer	40,013	42,213
Total loans	1,906,129	1,984,101

Deferred loan origination fees and costs, net	978	1,045
Allowance for credit losses	(20,289)	(21,294)

Loans, net	$1,886,818	$1,963,852

(1)   Includes discounts on SBA loans of $4.8 million and $3.2 million at September 30, 2025 and 2024, respectively.

At September 30, 2025 and 2024, the net unamortized premium on loans acquired from other financial institutions was $234,000 and $244,000, respectively.

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

The following is a summary of activity for related party loans for the years ended September 30, 2025 and 2024:

(In thousands)	2025	2024
Beginning balance	$1,516	$1,478
New loans and advances	6,754	231
Repayments	(5,631)	(193)
Reclassifications due to officer and director changes	—	—

Ending balance	$2,639	$1,516

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at September 30, 2025 and 2024 were $893,000 and $523,000, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(4 – continued)

The following table presents the activity in the allowance for credit losses by portfolio segment for the years ended September 30, 2025, 2024 and 2023:

	Beginning	Adoption of	Provisions			Ending
	Balance	ASC 326	(Credits)	Charge-Offs	Recoveries	Balance

	(In thousands)
2025:
Residential real estate	$7,485	$—	$(344)	$(191)	$53	$7,003
Commercial real estate	1,744	—	(21)	(6)	—	1,717
Single tenant net lease	4,038	—	(694)	—	—	3,344
SBA commercial real estate	3,100	—	718	(285)	344	3,877
Multifamily	341	—	(75)	—	—	266
Residential construction	405	—	(192)	—	—	213
Commercial construction	165	—	123	—	—	288
Land and land development	204	—	(15)	—	—	189
Commercial business	1,657	—	(389)	—	—	1,268
SBA commercial business	1,550	—	512	(582)	69	1,549
Consumer	605	—	259	(383)	94	575
	$21,294	$—	$(118)	$(1,447)	$560	$20,289

2024:
Residential real estate	$4,641	$1,037	$1,908	$(168)	$67	$7,485
Commercial real estate	1,777	255	(288)	—	—	1,744
Single tenant net lease	3,810	222	6	—	—	4,038
SBA commercial real estate	1,922	511	662	(58)	63	3,100
Multifamily	268	(21)	94	—	—	341
Residential construction	434	(226)	197	—	—	405
Commercial construction	282	43	(160)	—	—	165
Land and land development	307	(74)	(29)	—	—	204
Commercial business	1,714	(495)	472	(34)	—	1,657
SBA commercial business	1,247	160	252	(172)	63	1,550
Consumer	498	17	378	(388)	100	605
	$16,900	$1,429	$3,492	$(820)	$293	$21,294

2023:
Residential real estate	$2,716	$—	$1,980	$(71)	$16	$4,641
Commercial real estate	1,590	—	187	—	—	1,777
Single tenant net lease	3,838	—	(28)	—	—	3,810
SBA commercial real estate	2,578	—	(302)	(357)	3	1,922
Multifamily	251	—	17	—	—	268
Residential construction	305	—	129	—	—	434
Commercial construction	107	—	175	—	—	282
Land and land development	212	—	95	—	—	307
Commercial business	1,193	—	452	—	69	1,714
SBA commercial business	2,122	—	(357)	(569)	51	1,247
Consumer	448	—	264	(250)	36	498
	$15,360	$—	$2,612	$(1,247)	$175	$16,900

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(4 – continued)

Interest income recognized on impaired loans individually evaluated for impairment for the year ended September 30, 2023, prior to the adoption of ASU 2016-13 totaled $127,000. Interest income recognized approximates cash paid for interest for the year ended September 30, 2023.

The table below presents the amortized cost basis of loans on nonaccrual and loans past due 90 or more days and still accruing interest. Also presented is the balance of loans on nonaccrual status at September 30, 2025 and 2024 for which there was no related allowance for credit losses. The Company recognized no interest income related to nonaccrual loans for the year ended September 30, 2025 and 2024.

	At September 30, 2025			At September 30, 2024
		Nonaccrual	Loans 90+		Nonaccrual
	Total	Loans With No	Days	Total	Loans With No	Loans 90+ Days
	Nonaccrual	Allowance for	Past Due	Nonaccrual	Allowance for	Past Due
	Loans	Credit Losses	Still Accruing	Loans	Credit Losses	Still Accruing

	(In thousands)
Residential real estate	$6,932	$4,852	$—	$4,583	$3,479	$—
Commercial real estate	418	362	—	619	496	—
Single tenant net lease	—	—	—	—	—	—
SBA commercial real estate	5,623	348	—	8,159	5,648	—
Multifamily	—	—	—	263	263	—
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land and land development	—	—	—	—	—	—
Commercial business	698	86	—	1,335	382	—
SBA commercial business	954	255	—	1,858	257	—
Consumer	—	—	—	125	119	—

Total	$14,625	$5,903	$—	$16,942	$10,644	$—

The following tables present the amortized cost basis of collateral dependent loans by collateral type, which are individually evaluated to determine expected credit losses as of September 30, 2025 and 2024. Other collateral represents business assets including equipment, accounts receivable and other assets, except for the case of consumer loans, which are collateralized by consumer non-real estate assets:

	September 30, 2025
	Real Estate	Other	Total

	(In thousands)
Residential real estate	$6,932	$—	$6,932
Commercial real estate	418	—	418
SBA commercial real estate	5,623	—	5,623
Multifamily	—	—	—
Commercial business	—	698	698
SBA commercial business	—	954	954
Consumer	—	—	—

	$12,973	$1,652	$14,625

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(4 – continued)

	September 30, 2024
	Real Estate	Other	Total

	(In thousands)
Residential real estate	$4,583	$—	$4,583
Commercial real estate	619	—	619
SBA commercial real estate	8,159	—	8,159
Multifamily	263	—	263
Commercial business	—	1,335	1,335
SBA commercial business	—	1,858	1,858
Consumer	—	125	125

	$13,624	$3,318	$16,942

The following table presents the aging of the recorded investment in past due loans at September 30, 2025:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
Residential real estate	$2,229	$1,199	$4,843	$8,271	$597,657	$605,928
Commercial real estate	28	—	248	276	193,587	193,863
Single tenant net lease	—	—	—	—	765,430	765,430
SBA commercial real estate	—	—	5,376	5,376	60,152	65,528
Multifamily	—	—	—	—	38,855	38,855
Residential construction	—	—	—	—	25,290	25,290
Commercial construction	—	—	—	—	14,588	14,588
Land and land development	—	—	—	—	16,116	16,116
Commercial business	48	—	—	48	123,421	123,469
SBA commercial business	33	80	617	730	16,319	17,049
Consumer	52	—	—	52	39,961	40,013

Total	$2,390	$1,279	$11,084	$14,753	$1,891,376	$1,906,129

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(4 – continued)

The following tables outline, as of September 30, 2025 and 2024, the amount of each loan and lease classification and the amount categorized into each risk rating based on fiscal year of origination as well as current period gross charge-offs:

	Loans Amortized Cost Basis by Origination Fiscal Year Ended September 30,
								Revolving
								Loans
							Revolving	Converted
(In thousands)	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total
Residential real estate
Pass	$63,572	$31,092	$41,411	$41,598	$16,029	$53,937	$350,679	$—	$598,318
Special mention	—	—	—	—	—	—	—	—	—
Substandard	3,342	420	778	310	82	588	2,090	—	7,610
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	66,914	31,512	42,189	41,908	16,111	54,525	352,769	—	605,928
YTD gross charge-offs	47	—	92	—	50	2	—	—	191

Commercial real estate
Pass	20,910	17,838	37,713	53,438	15,735	46,299	—	—	$191,933
Special mention	—	—	—	—	—	—	—	—	—
Substandard	65	—	116	245	644	860	—	—	1,930
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	20,975	17,838	37,829	53,683	16,379	47,159	—	—	193,863
YTD gross charge-offs	—	—	—	6	—	—	—	—	6

Single tenant net lease commercial real estate
Pass	68,913	33,005	140,327	260,753	68,674	193,758	—	—	765,430
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single tenant net lease	68,913	33,005	140,327	260,753	68,674	193,758	—	—	765,430
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

SBA commercial real estate
Pass	13,400	8,232	7,075	8,402	7,001	11,485	146	—	55,741
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	4,981	—	312	207	4,287	—	—	9,787
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total SBA commercial real estate	13,400	13,213	7,075	8,714	7,208	15,772	146	—	65,528
YTD gross charge-offs	—	—	—	—	—	285	—	—	285

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(4 – continued)

Loans Amortized Cost Basis by Origination Fiscal Year Ended September 30,
Revolving
Loans
							Revolving	Converted
(In thousands)	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total
Multifamily real estate
Pass	—	2,137	8,883	10,745	4,971	12,119	—	—	38,855
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily real estate	—	2,137	8,883	10,745	4,971	12,119	—	—	38,855
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential construction
Pass	11,912	1,475	11,903	—	—	—	—	—	25,290
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential construction	11,912	1,475	11,903	—	—	—	—	—	25,290
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial construction
Pass	7,038	1,077	622	5,851	—	—	—	—	14,588
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	7,038	1,077	622	5,851	—	—	—	—	14,588
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Land and land development
Pass	5,564	1,023	6,711	1,149	710	959	—	—	16,116
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total land and land development	5,564	1,023	6,711	1,149	710	959	—	—	16,116
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(4 – continued)

	Loans Amortized Cost Basis by Origination Fiscal Year Ended September 30,
								Revolving
								Loans
							Revolving	Converted
(In thousands)	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total
Commercial business
Pass	42,754	23,623	28,810	17,318	7,664	2,600	—	—	122,769
Special mention	—	—	—	—	—	—	—	—	—
Substandard	47	—	652	—	—	1	—	—	700
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial business	42,801	23,623	29,462	17,318	7,664	2,601	—	—	123,469
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

SBA commercial business
Pass	2,693	5,426	983	608	516	3,959	451	—	14,636
Special mention	—	—	553	—	—	—	20	—	573
Substandard	—	824	—	—	49	967	—	—	1,840
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total SBA commercial business	2,693	6,250	1,536	608	565	4,926	471	—	17,049
YTD gross charge-offs	37	24	—	—	11	510	—	—	582

Consumer
Pass	4,127	2,482	1,753	1,340	126	14	30,171	—	40,013
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	4,127	2,482	1,753	1,340	126	14	30,171	—	40,013
YTD gross charge-offs	—	378	—	5	—	—	—	—	383

Total loans
Pass	240,883	127,410	286,191	401,202	121,426	325,130	381,447	—	1,883,689
Special mention	—	—	553	—	—	—	20	—	573
Substandard	3,454	6,225	1,546	867	982	6,703	2,090	—	21,867
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	244,337	133,635	288,290	402,069	122,408	331,833	383,557	—	1,906,129
YTD gross charge-offs	84	402	92	11	61	797	—	—	1,447

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

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

SEPTEMBER 30, 2025, 2024 AND 2023

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

SEPTEMBER 30, 2025, 2024 AND 2023

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

SEPTEMBER 30, 2025, 2024 AND 2023

(4 – continued)

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

There were no new FDMs made during the years ended September 30, 2025 and 2024.

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

Key assumptions used to estimate the fair value of the SBA loan servicing rights at September 30, 2025 and 2024 were as follows:

	Range of Assumption (Weighted Average)
Assumption	2025	2024
Discount rate	7.67% to 25.00% (11.95%)	7.57% to 25.00% (11.75%)
Prepayment rate	7.24% to 34.17% (17.77%)	9.67% to 29.11% (19.06%)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(4 – continued)

The unpaid principal balance of SBA loans serviced for others was $224.2 million, $194.4 million and $209.6 million at September 30, 2025, 2024 and 2023, respectively. An analysis of loan servicing fees on SBA loans for the years ended September 30, 2025, 2024 and 2023 is as follows:

(In thousands)	2025	2024	2023

Late fees and ancillary fees earned	$32	$3	$69
Net servicing income	1,791	1,824	2,114
SBA net servicing fees	$1,823	$1,827	$2,183

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

An analysis of SBA loan servicing rights for the years ended September 30, 2025, 2024 and 2023 is as follows:

(In thousands)	2025	2024	2023

Balance as of October 1	$2,687	$2,950	$3,790
Servicing rights capitalized	1,295	883	768
Amortization	(554)	(555)	(728)
Direct write-offs	(398)	(646)	(999)
Change in valuation allowance	5	55	119
Balance as of September 30	$3,035	$2,687	$2,950

An analysis of the valuation allowance related to SBA loan servicing rights for the years ended September 30, 2025, 2024 and 2023 is as follows:

(In thousands)	2025	2024	2023
Balance as of October 1	$5	$60	$179
Additions (reductions) charged to earnings	393	591	880
Write-downs charged against allowance	(398)	(646)	(999)
Balance as of September 30	$—	$5	$60

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

SEPTEMBER 30, 2025, 2024 AND 2023

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

The unpaid principal balance of residential mortgage loans serviced for others was $4.77 billion at September 30, 2023. There was no unpaid principal balance of residential mortgage loans serviced for others at September 30, 2025 due to the sale of all of the Company’s residential MSRs during the year ended September 30, 2024, which also resulted in the elimination of custodial escrow balances. Custodial escrow balances maintained in connection with the foregoing loan servicing and other liabilities were $47.9 million at September 30, 2023. Contractually specified servicing fees (net of direct servicing expenses), late fees and other ancillary fees of $3,000, $1.5 million and $9.5 million are included in mortgage banking income in the consolidated statements of income for the years ended September 30, 2025, 2024 and 2023, respectively.

Changes in the carrying value of MSRs accounted for at fair value for the years ended September 30, 2025, 2024 and 2023 were as follows:

(In thousands)	2025	2024	2023

Fair value as of October 1	$—	$59,768	$63,263
Servicing rights capitalized	—	509	2,354
Changes in fair value related to:
Loan repayments	—	(672)	(4,237)
Sales	—	(59,464)	—
Loss on sale of MSR	—	(4)	—
Changes in valuation model inputs or assumptions	—	(137)	(1,612)
Fair value as of September 30	$—	$—	$59,768

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

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

The unpaid principal balance of nonresidential mortgage loans serviced for others was $34.2 million and $35.0 million at September 30, 2025 and 2024, respectively. Contractually specified servicing fees, late fees and other ancillary fees related to nonresidential mortgage loans serviced for others were $14,000, $8,000 and $93,000 for the years ended September 30, 2025, 2024 and 2023, respectively. Contractually specified servicing fees on nonresidential mortgage loans serviced for others are included in other noninterest income in the consolidated statements of income.

An analysis of nonresidential MSRs for the years ended September 30, 2025, 2024 and 2023 is as follows:

(In thousands)	2025	2024	2023
Balance, beginning of year	$67	$101	$141
Servicing rights capitalized	—	—	—
Amortization	(17)	(23)	(40)
Direct write-offs	—	(11)	—
Changes in valuation allowance	—	—	—
Balance, end of year	$50	67	101

There was no valuation allowance related to nonresidential MSRs at September 30, 2025 and 2024.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(5)         PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at September 30, 2025 and 2024:

(In thousands)	2025	2024
Land and land improvements	$5,880	$5,655
Office buildings	25,567	25,425
Leasehold improvements	66	66
Furniture, fixtures and equipment	10,268	9,883
Construction in progress	873	911
	$42,654	$41,940
Less: accumulated depreciation	(17,258)	(15,478)

Totals	$25,396	$26,462

Depreciation expense recognized for premises and equipment for the years ended September 30, 2025, 2024 and 2023 is as follows:

(In thousands)	2025	2024	2023
Depreciation expense	$1,921	$2,049	$2,108

(6)         OTHER REAL ESTATE OWNED

Other real estate owned (“OREO”) asset activity was as follows for the years ended September 30, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Balance as of October 1	$647	$677	$203
Transfers from loans to other real estate owned	649	—	474
Transfers from OREO to premises and equipment	—	—	—
Sales	(203)	(30)	—
Balance as of September 30	$1,093	$647	$677

At September 30, 2025, the balance of OREO included $167,000 of residential real estate property where physical possession has been obtained. At September 30, 2024, OREO did not include any residential real estate properties where physical possession has been obtained. The recorded investment in consumer mortgage loans secured by residential real estate properties where formal foreclosure proceedings are in process at September 30, 2025 and 2024 was $3.6 million and $853,000, respectively.

Net (gain) loss on OREO for the years ended September 30, 2025, 2024 and 2023 was as follows:

(In thousands)	2025	2024	2023
Net (gain)/loss on sales	$(248)	$(5)	$—
Operating expenses, net of rental income	56	17	4
Totals	$(192)	$12	$4

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(7)         GOODWILL AND OTHER INTANGIBLES

Goodwill and the core deposit intangibles acquired in the acquisitions of Community First Bank (“Community First”) on September 30, 2009, the First Federal Savings Bank of Elizabethtown, Inc. (“First Federal”) branches on July 6, 2012, and Dearmin Bancorp, Inc. (“Dearmin”) and its majority owned subsidiary, The First National Bank of Odon (“FNBO”), on February 9, 2018, are evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill or the core deposit intangibles was recognized during 2025, 2024, or 2023.

The changes in the carrying amount of goodwill for the years ended September 30, 2025, 2024 and 2023 are summarized as follows:

(In thousands)	2025	2024	2023
Beginning balance	$9,848	$9,848	$9,848
Impairment	—	—	—
Ending balance	$9,848	$9,848	$9,848

The following is a summary of other intangible assets subject to amortization:

(In thousands)	2025	2024
Core deposit intangible acquired in Community First acquisition	$2,741	$2,741
Core deposit intangible acquired in First Federal branch acquisition	566	566
Core deposit intangible acquired in Dearmin/FNBO acquisition	1,487	1,487
Less accumulated amortization	(4,560)	(4,396)
Ending balance	$234	$398

Amortization expense on intangibles for the years ended September 30, 2025, 2024 and 2023 is summarized as follows:

(In thousands)	2025	2024	2023
Amortization expense	$164	$163	$214

Estimated amortization expense for the core deposit intangibles for each of the ensuing five years and in the aggregate is as follows:

Years ending September 30:	(In thousands)
2026	$163
2027	71
Total	$234

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(8)          DEPOSITS

Deposits at September 30, 2025 and 2024 consisted of the following:

(In thousands)	2025	2024

Noninterest-bearing demand deposits	$187,564	$191,528
NOW accounts	352,270	332,388
Money market accounts	531,722	393,214
Savings accounts	145,146	150,913
Retail time deposits	273,240	303,681
Brokered certificates of deposit	219,940	509,157
Total	$1,709,882	$1,880,881

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was $94.4 million and $133.2 million at September 30, 2025 and 2024, respectively.

At September 30, 2025, scheduled maturities of time deposits were as follows:

Years ending September 30:	(In thousands)
2026	$452,625
2027	29,872
2028	3,512
2029	2,865
2030	4,306
Total	$493,180

The Bank held deposits for related parties of $9.9 million and $6.7 million at September 30, 2025 and 2024, respectively.

(9)         FEDERAL FUNDS PURCHASED

The Bank has entered into a federal funds purchased line of credit facility with another financial institution that established a line of credit not to exceed the lesser of $20 million or 25% of the Bank’s equity capital, excluding reserves. Availability under the line of credit is subject to continued borrower eligibility and expires on June 30, 2026 unless it is extended. The line of credit is intended to support short-term liquidity needs, and the agreement states that the Bank may borrow under the facility for up to seven consecutive days without pledging collateral to secure the borrowing. At September 30, 2025 and 2024, the Bank had no outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed $22 million. The line of credit is intended to support short-term liquidity needs. At September 30, 2025 and 2024, the Bank had no outstanding federal funds purchased under the facility.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(9 – continued)

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed $15 million. The line of credit is intended to support short-term liquidity needs. At September 30, 2025 and 2024, the Bank had no outstanding federal funds purchased under the facility.

The Bank has also entered into a separate federal funds purchased line of credit facility with another financial institution that established a discretionary line of credit not to exceed the lesser of $5 million or 50% of the Bank’s equity capital. The line of credit is intended to support short-term liquidity needs. At September 30, 2025 and 2024, the Bank had no outstanding federal funds purchased under the facility.

(10)       BORROWINGS FROM FEDERAL HOME LOAN BANK

At September 30, 2025 and 2024 borrowings from the FHLB were as follows:

	2025		2024
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advances maturing in:
2025	—%	$—	4.74%	$60,000
2026	4.01	255,000	1.13	20,000
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030 and beyond	3.27	180,000	2.88	215,000

Total advances		435,000		295,000

Line of credit balance	—	—	5.68	6,640

Total borrowings from FHLB		$435,000		$301,640

The Bank entered into an Advances, Pledge and Security Agreement with the FHLB, allowing the Bank to initiate advances from the FHLB. The advances are secured under a blanket collateral agreement. At September 30, 2025, the eligible blanket collateral included residential mortgage loans with a carrying value of $208.8 million, commercial real estate loans with a carrying value of $833.0 million and home equity lines of credit loans with a carrying value of $312.7 million. Pledged available for sale securities had a fair value of $110.9 million at September 30, 2025.

On January 21, 2022, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $25.0 million secured under the blanket collateral agreement. This agreement expires on January 23, 2026. At September 30, 2025, the Bank had no outstanding line of credit funds under this agreement.

On June 19, 2014, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $3.3 million secured under the blanket collateral agreement. The agreement had an initial expiration date of July 1, 2015 and is automatically extended for one additional year for successive one-year periods, not to extend beyond July 3, 2034. At September 30, 2024, the maximum amount available under the letter of credit was $3.3 million and there was no outstanding balance under this agreement.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(10 – continued)

On November 20, 2024, the Bank entered into a Letter of Credit Agreement with the FHLB which established a letter of credit not to exceed $4.9 million secured under the blanket collateral agreement. The agreement has an initial expiration date of December 31, 2025. At September 30, 2025, the maximum available amount was $4.9 million and there was no outstanding balance under this agreement.

(11)       OTHER BORROWINGS

On September 20, 2018, the Company entered into a subordinated note purchase agreement in the principal amount of $20 million. The subordinated note initially bore a fixed interest rate of 6.02% per year through September 30, 2023. Beginning October 1, 2023, the note bore a floating rate, reset quarterly, equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus 310 basis points. All interest was payable quarterly and the subordinated note was scheduled to mature on September 30, 2028. The subordinated note was an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on or after September 30, 2023. The debt issuance costs were amortized over five years, which represents the period from issuance to the first redemption date of September 30, 2023. During 2025, the Company repaid the full principal balance of this subordinated debt.

On March 18, 2022, the Company entered into subordinated note purchase agreements in the aggregate principal amount of $31 million. The subordinated notes initially bear a fixed interest rate of 4.50% per year through March 30, 2027, and thereafter a floating rate, reset quarterly, equal to the three-month SOFR rate plus 276 basis points. All interest is payable semi-annually and the subordinated notes are scheduled to mature on March 30, 2032. The subordinated notes are unsecured subordinated obligations of the Company and may be repaid in whole or in part, without penalty, on or after March 30, 2027. The subordinated notes are intended to qualify as Tier 2 capital for the Company under regulatory guidelines. The subordinated notes are presented net of unamortized debt issuance costs of $238,000 and $397,000 at September 30, 2025 and September 30, 2024, respectively, in the accompanying consolidated balance sheet. The debt issuance costs are being amortized over five years, which represents the period from issuance to the first redemption date of March 30, 2027. During 2023, the Company repurchased $2.0 million of this subordinated note from an investor and recognized a pretax gain of $660,000 from the transaction. The remaining principal due on these subordinated notes was $29.0 million at September 30, 2025.

(12)       DEFERRED COMPENSATION PLANS

The Company has a directors’ deferred compensation plan whereby a director, at his or her election on an annual basis, may defer all or a portion of the director fees into an account with the Company. The Company accrues interest on the deferred obligation at an annual rate equal to the prime rate for the immediately preceding calendar quarter plus 2%, but in no event at a rate in excess of 8%. The deferral period extends until separation from service by the director. The benefits under the plan are payable in a lump sum or in monthly installments over a period of up to ten years following the separation from service; however, the agreements provide for payment of benefits in the event of disability, early retirement, termination of service or death. The balance of the accrued benefit for the director plan, included in accrued expenses and other liabilities on the consolidated balance sheets, was $1.8 million and $1.7 million at September 30, 2025 and 2024, respectively.

Deferred directors’ fees expense, included in other operating expenses on the consolidated statements of income, for the years ended September 30, 2025, 2024 and 2023 were as follows:

(In thousands)	2025	2024	2023
Deferred directors’ fee expense	$290	$229	$241

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(13)       BENEFIT PLANS

Defined Contribution Plan:

The Company has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k).

Company contributions to the plan for the years ended September 30, 2025, 2024 and 2023 were as follows:

(In thousands)	2025	2024	2023
Company contributions to the plan	$1,212	$1,016	$1,216

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

There was no compensation expense recognized related to the Employee Stock Ownership Plan for the years ended September 30, 2025, 2024 and 2023.

The employer loan was fully repaid in December 2015 and all shares of Company stock were allocated to participant accounts as of September 30, 2016. The ESOP trust held 251,775 and 262,176 shares of Company common stock allocated to participant accounts at September 30, 2025 and 2024, respectively. The aggregate fair value of shares allocated to ESOP participants was $7.9 million and $6.2 million at September 30, 2025 and 2024, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(14)       STOCK-BASED COMPENSATION PLANS

The Company maintains four equity incentive plans under which stock options and restricted stock have or can be granted, the 2010 Equity Incentive Plan (“2010 Plan”) approved by the Company’s shareholders in February 2010, the 2016 Equity Incentive Plan (“2016 Plan”) approved by the Company’s shareholders in February 2016, the 2021 Equity Incentive Plan (“2021 Plan”) approved by the Company’s shareholders in February 2021 and the 2025 Equity Incentive Plan (“2025 Plan”) approved by the Company’s shareholders in February 2025. No further awards will be granted under the 2010 Plan, 2016 Plan or 2021 Plan and these plans shall remain in existence solely for the purpose of administering outstanding grants thereunder. The 2025 Plan provides for the award of restricted stock and the aggregate number of shares of the Company’s common stock available for issuance under the 2025 Plan may not exceed 138,000 shares. As of September 30, 2025, restricted shares of 55,895 had been granted under the 2025 Plan to officers and key employees, which will vest over a five-year period. The Company generally issues new shares under Plans from its authorized but unissued shares. The Company accounts for any forfeitures as they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.

Stock based compensation expense related to stock options and restricted stock for the years ended September 30, 2025, 2024 and 2023 is as follows:

(In thousands)	2025	2024	2023
Stock option expense	$362	$309	$302
Restricted stock expense	556	390	396

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(14 – continued)

The fair value of options granted during the year ended September 30, 2025 was determined using the following assumptions:

Expected dividend yield	2.55%
Risk-free interest rate	4.36%
Expected volatility	29.7%
Expected life of options	6.9 years
Weighted average fair value at grant date	$8.44

The fair value of options granted during the year ended September 30, 2024 was determined using the following assumptions:

Expected dividend yield	3.74%
Risk-free interest rate	4.44%
Expected volatility	28.4%
Expected life of options	6.9 years
Weighted average fair value at grant date	$3.55

The fair value of options granted during the year ended September 30, 2023 was determined using the following assumptions:

Expected dividend yield	2.93%
Risk-free interest rate	3.94%
Expected volatility	27.7%
Expected life of options	6.8 years
Weighted average fair value at grant date	$5.71

A summary of stock option activity as of September 30, 2025, and changes during the year then ended is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at beginning of year	459,547	$20.09
Granted	21,075	29.00
Exercised	(42,012)	16.44
Forfeited or expired	(8,205)	19.65
Outstanding at end of year	430,405	$19.47	3.7	$3,519,000
Vested and expected to vest	430,405	$19.47	3.7	$3,519,000
Exercisable at end of year	282,866	$20.31	4.1	$3,145,000

The intrinsic value of stock options exercised during the years ended September 30, 2025, 2024 and 2023 was $470,000, $18,000 and $5,000, respectively. At September 30, 2025, there was $529,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 2.39 years. Cash received from the exercise of stock options was $405,000, $94,000 and $16,000 for the years ended September 30, 2025, 2024 and 2023, respectively. The tax benefit from the exercise of stock options was $60,000, $4,000 and $1,000 for the years ended September 30, 2025, 2024 and 2023, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(14 – continued)

Restricted Stock:

The vesting period of restricted stock granted under the plans is generally one or five years beginning one year after the date of grant of the awards. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the vesting period.

A summary of the Company’s nonvested restricted shares activity as of September 30, 2025 and changes during the year then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2024	57,433	$21.64
Granted	61,985	23.95
Vested	(17,903)	21.81
Forfeited	—	—
Nonvested at September 30, 2025	101,515	$23.02

There were 17,903, 16,158 and 16,408 restricted shares vested during the years ended September 30, 2025, 2024 and 2023, respectively. The total fair value of restricted shares that vested during the years ended September 30, 2025, 2024 and 2023 was $519,000, $244,000 and $369,000, respectively. At September 30, 2025, there was $1.8 million of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 3.75 years.

(15)       INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns. The components of consolidated income tax expense were as follows for the years ended September 30, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Current	$4,077	$17,073	$726
Valuation allowance	(186)	86	109
Deferred	(189)	(16,141)	(825)
Income tax expense	$3,702	$1,018	$10

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(15 – continued)

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended September 30, 2025, 2024 and 2023 follows:

(In thousands)	2025	2024	2023
Provision at federal statutory rate	$5,641	$3,068	$1,718
State income tax-net of federal tax benefit	324	118	119
Tax-exempt interest income	(1,488)	(1,459)	(1,684)
Bank owned life insurance	(369)	(289)	(227)
Captive insurance net premiums	—	—	83
Increase (decrease) in federal deferred tax valuation allowance	(186)	86	109
Nondeductible expenses	161	107	179
Tax credits	(710)	(536)	(352)
Other	329	(77)	65
Income tax expense	$3,702	$1,018	$10

Significant components of deferred tax assets and liabilities at September 30, 2025 and 2024 are as follows:

(In thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses - loans	$4,860	$5,191
Allowance for credit losses - unfunded commitments	472	370
Operating lease liability	948	1,007
Deferred compensation plans	480	398
Equity incentive plans	120	135
Other-than-temporary impairment loss on available for sale securities	8	12
Interest on nonaccrual loans	405	382
Loss on tax credit investments	422	314
Unrealized loss on securities available for sale	4,020	2,982
Capital loss carryforwards	1,579	1,765
Mark to market adjustments	322	587
Accrued expenses	400	493
Other	1,151	825
Gross deferred tax assets	15,187	14,461
Valuation allowance	(1,579)	(1,765)
Net deferred tax assets	13,608	12,696

Deferred tax liabilities:
Accumulated depreciation	(1,774)	(2,052)
Operating lease right of use asset	(893)	(957)
Installment sale	(311)	(331)
Acquisition purchase accounting adjustments	(999)	(1,039)
Servicing assets	(53)	(101)
FHLB stock dividends	(71)	(72)
Prepaid expenses	(274)	(248)
Deferred loan fees and costs, net	(194)	(285)
Other	(192)	(177)
Deferred tax liabilities	(4,761)	(5,262)

Net deferred tax asset	$8,847	$7,434

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(15 – continued)

Net deferred tax assets are included in other assets on the consolidated balance sheets. Net income taxes receivable at September 30, 2025 are included in other assets on the consolidated balance sheets, and net income taxes payable at September 30, 2024 are included in accrued expenses and other liabilities on the consolidated balance sheets.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at September 30, 2025 and 2024, except for a valuation allowance of $1.6 million and $1.8 million, respectively, on the net deferred tax asset related to capital losses generated. In assessing the need for a valuation allowance for the deferred tax assets for the capital loss carryforwards, the Company considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets related to these carryforwards. The Company may not be able to generate capital gains in the future to be able to utilize the capital losses. Therefore, the Company’s assessment of the deferred tax asset warrants the need for a valuation allowance.

At September 30, 2025 and 2024, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal and Indiana state income tax returns and the Bank files returns in additional states due to various nexus creating activities in these jurisdictions. Returns filed in these jurisdictions for tax years ending on or after September 30, 2022, are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank at September 30, 2025 and 2024 include approximately $4.6 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of September 30, 1988 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on these amounts was approximately $957,000 at September 30, 2025 and 2024.

The Company is a limited partner in a low-income housing partnership whose purpose is to invest in qualified affordable housing, which serves as an economical means of achieving the Company’s Community Reinvestment Act goals. This investment generates federal income tax credits that exceed the amortization expense associated with the investment, resulting in a positive impact on net income, and the Company expects to recover its remaining investment through utilization of the tax credits. The investment is accounted for using the proportional amortization method.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(15 – continued)

The Company’s investment in the tax credit partnership, net of amortization, totaled $11.6 million and $12.1 million at September 30, 2025 and 2024, respectively, and is included in other assets on the consolidated balance sheets. At September 30, 2025, the Company’s expected payments for unfunded contribution obligations related to the investment are included in accrued expenses and other liabilities in the consolidated balance sheets and were as follows:

Years ending September 30:	(in thousands)
2026	$1,132
2027	1,147
2028	664
2029	1,570
2030	174
Thereafter	611
Total	$5,298

The amount of income tax credits and other income tax benefits recognized was $656,000 and $131,000 for the years ended September 30, 2025 and 2024, respectively. The investment amortization expense recognized was $541,000 and $105,000 for the years ended September 30, 2025 and 2024, respectively. There were no income tax credits, other income tax benefits, or investment amortization expense recognized for the year ended September 30, 2023. The income tax credits, other income tax benefits, and investment amortization expense recognized were included in income tax expense on the consolidated statements of income and in net income on the consolidated statements of cash flows. There were no non-income tax related activities or other returns received that were recognized outside of income tax expense on the consolidated statements of income and in net income on the consolidated statements of cash flows. There were no significant modifications or events that resulted in a change in the nature of the investment or change in the relationship with the underlying projects and there were no impairment losses recognized resulting from the forfeiture or ineligibility of income tax credits or other circumstances.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

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

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheets and was $3.7 million and $3.9 million at September 30, 2025 and 2024, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The Company recorded a lease liability in other liabilities on the consolidated balance sheets, which had a balance of $4.0 million and $4.1 million at September 30, 2025 and 2024, respectively.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants. At September 30, 2025, the Company had not entered into any leases that had yet to commence that conveyed the right to control the use of the property to the Company.

Lease expense is included in occupancy and equipment expense on the consolidated statements of income, and was $383,000, $463,000 and $825,000 for the years ended September 30, 2025, 2024 and 2023, respectively. The components of lease expense for the years ended September 30, 2025, 2024 and 2023 were as follows:

(In thousands)	2025	2024	2023
Operating lease cost	$316	$353	$552
Short-term lease cost	67	110	273
Total	$383	$463	$825

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(16 – continued)

Future minimum commitments due under these lease agreements as of September 30, 2025 are as follows, including renewal options that are reasonably certain to be exercised:

Years ending September 30:	(In thousands)
2026	$249
2027	211
2028	212
2029	221
2030	220
Thereafter	4,338
Total lease payments	5,451
Less imputed interest	(1,490)
Total	$3,961

The lease term and discount rate at September 30, 2025 and 2024 were as follows:

	2025	2024
Weighted-average remaining lease term (years)	21.8	22.5
Weighted-average discount rate	2.94%	2.96%

Supplemental cash flow information for the years ended September 30, 2025, 2024 and 2023 related to leases was as follows:

(In thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$291	$314	$512
ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$188

Lessor

The Company leases commercial office space to tenants under noncancelable operating leases with terms of three to eleven years. The following is a schedule by years of future minimum lease payments with initial or remaining terms in excess of one year as of September 30, 2025:

Years ending September 30:	(In thousands)
2026	$48
2027	48
2028	38
Total	$134

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. Commitments under outstanding standby letters of credit totaled $1.5 million and $1.8 million at September 30, 2025 and 2024, respectively.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(17 – continued)

The Company has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2025 or 2024.

The following is a summary of the commitments to extend credit at September 30, 2025 and 2024. Interest rate lock commitments that meet the definition of a derivative are excluded from these totals.

(In thousands)	2025	2024
Loan commitments:
Fixed rate	$15,994	$8,331
Adjustable rate	62,384	33,941

Guarantees of third-party revolving credit	290	290
Undisbursed portion of home equity lines of credit	160,186	187,978
Undisbursed portion of commercial and personal lines of credit	91,322	70,173
Undisbursed portion of construction loans in process	32,441	25,084
Total commitments to extend credit	$362,617	$325,797

In connection with the sale of residential mortgage loans to third party investors, the Company makes usual and customary representations and warranties as to the propriety of its origination activities. In certain circumstances, the investors require the Company to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. At September 30, 2025 and 2024, the Company had established a reserve for loan repurchases or indemnifications of $111,000 and $294,000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. Provisions for loan repurchases or indemnifications totaling $134,000, $62,000 and $704,000 were made for the years ended September 30, 2025, 2024 and 2023, respectively, and are included in mortgage banking income in the accompanying consolidated statements of income.

As of September 30, 2025, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

SEPTEMBER 30, 2025, 2024 AND 2023

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

Due to the wind down of the Company’s national Mortgage Banking operation, and the resulting low level of mortgage loan originations and sales, there were no interest rate lock commitments or forward mortgage loan sale commitments as of September 30, 2025 and 2024.

The Company may be required to post margin collateral to derivative counterparties based on agreements with the dealers. At September 30, 2025 and 2024, there were no interest rate lock commitments or forward sales contracts, and therefore no requirement to post collateral.

Income (loss) related to derivative financial instruments included in mortgage banking income in the accompanying consolidated statements of income for the years ended September 30, 2025, 2024 and 2023, is as follows:

(In thousands)	2025	2024	2023
Interest rate lock commitments	$—	$(268)	$505
Forward mortgage loan sale contracts	—	354	1,353
Total	$—	$86	$1,858

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The table below presents the balances of financial assets measured at fair value on a recurring and nonrecurring basis at September 30, 2025. There were no financial liabilities measured at fair value on a recurring or nonrecurring basis at September 30, 2025.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2025:
Assets Measured – Recurring Basis
Securities available for sale:
U.S. Treasury notes	$26,620	$—	$—	$26,620
Agency mortgage-backed	—	23,463	—	23,463
Agency CMO	—	27,345	—	27,345
Privately-issued CMO	—	19	172	191
Privately-issued ABS	—	144	76	220
SBA certificates	—	10,510	31	10,541
Municipal bonds	—	161,662	—	161,662
Other	—	—	1,800	1,800
Total securities available for sale	$26,620	$223,143	$2,079	$251,842

Equity securities (included in other assets)	$174	$567	$—	$741

Assets Measured – Nonrecurring Basis
Collateral dependent loans:
Residential real estate	$—	$—	$1,937	$1,937
Commercial real estate	—	—	24	24
SBA real estate	—	—	4,506	4,506
Commercial business	—	—	512	512
SBA commercial business	—	—	230	230
Consumer	—	—	—	—
Total collateral dependent loans	$—	$—	$7,209	$7,209
Other real estate owned	$—	$—	$649	$649

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(19 – continued)

The table below presents the balances of financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2024.

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the year ended September 30, 2025.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(19 – continued)

Debt Securities Available for Sale and Equity Securities. Securities classified as available for sale and equity securities are reported at fair value on a recurring basis. These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. If quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. For securities where quoted market prices, market prices of similar securities or prices from an independent third party pricing service are not available, fair values are calculated using discounted cash flows or other market indicators and are classified within Level 3 of the fair value hierarchy. Changes in fair value of equity securities are reported in noninterest income. Changes in fair value of securities available for sale are recorded in other comprehensive income, net of income tax effect.

During the year ended September 30, 2024, the Company transferred one available for sale investment security (subordinated debt in another financial institution) from Level 2 to Level 3 in the fair value hierarchy due to a change in valuation methodology. At September 30, 2025 and 2024, the significant unobservable input used in the fair value measurement of available for sale investment securities was as follows:

	Significant
Financial Instrument	Unobservable Inputs	2025	2024
Other investment security	Discount rate	9.25%	9.15%

The table below presents a reconciliation of available for sale investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2025 and 2024:

(In thousands)	2025	2024
Beginning balance	$2,228	$460
Transfers from Level 2 to Level 3	—	1,200
Change in value	(149)	568
Ending balance in Level 3	$2,079	$2,228

There were no available for sale investment securities transferred into or out of the Company’s Level 3 financial assets of the fair value hierarchy for the years ended September 30, 2025 and 2024.

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

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(19 – continued)

The table below presents a reconciliation of derivative assets and liabilities (interest rate lock commitments) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Beginning balance	$—	$268	$(238)
Unrealized gains (losses) recognized in earnings, net of settlements	—	(268)	506
Ending balance	$—	$—	$268

The realized and unrealized gains (losses) recognized in earnings in the table above are included in mortgage banking income on the accompanying consolidated statements of income. There were no gains or losses recognized in earnings for the year ended September 30, 2025 attributable to Level 3 derivative assets and liabilities. Gains recognized in earnings for the year ended September 30, 2023 attributable to Level 3 derivative assets and liabilities held at the balance sheet date were $268,000.

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

Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At September 30, 2025 and 2024, the significant unobservable inputs used in the fair value measurement of collateral dependent loans were as follows:

	Significant	2025	2024
	Unobservable	Range of Inputs	Range of Inputs
Financial Instrument	Inputs	(Weighted Average)	(Weighted Average)
Collateral dependent loans	Discount from appraised value	0% - 25.0% (7.62%)	0% - 100.0% (18.42%)
	Estimated costs to sell	0.0% - 9.0% (9.00%)	6.0% - 6.0% (6.00%)

Provisions for credit losses recognized for collateral dependent loans for the years ended September 30, 2025, 2024 and 2023 is as follows:

(In thousands)	2025	2024	2023
Provision for credit losses recognized	$978	$1,322	$256

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

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

At September 30, 2025, the Company had three other real estate owned properties valued at $649,000 that were measured at fair value on a nonrecurring basis. At September 30, 2024, the Company did not have any other real estate owned measured at fair value on a nonrecurring basis. As September 30, 2025 and 2024, the significant unobservable inputs used in the fair value measurement of other real estate owned were as follows:

	Significant	2025
	Unobservable	Range of Inputs
Financial Instrument	Inputs	(Weighted Average)
Other real estate	Discount from appraised value	0.0% - 25.1% (6.45%)
owned	Estimated costs to sell	9.0% -9.0% (9.00%)

There were no charges to write down other real estate owned to fair value for the years ended September 30, 2025, 2024 and 2023.

Transfers between Categories. Other than the available for sale investment security noted above, which was transferred from Level 2 to Level 3 due to a change in valuation methodology, there have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis and there were no transfers into or out of Level 3 financial assets or liabilities for the years ended September 30, 2025 and 2024. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2025 and 2024.

Financial Instruments Recorded Using Fair Value Option. Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value reported in income. The election is made at the acquisition of an eligible financial asset or financial liability and may not be revoked once made.

The Company had no residential mortgage loans held for sale at fair value as of September 30, 2025 and 2024.

The table below presents gains and losses and interest included in earnings related to financial assets measured at fair value under the fair value option for the years ended September 30, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Gains (losses) – included in mortgage banking income	$—	$(97)	$482
Interest income	14	473	2,256
Total	$14	$376	$2,738

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(19 – continued)

Fair Value of Financial Instruments

The following tables summarize the carrying value and estimated fair value of financial instruments reported at amortized cost and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and 2024.

	Carrying	Fair Value Measurements Using:
(In thousands)	Amount	Level 1	Level 2	Level 3
September 30, 2025:
Financial assets:
Cash and due from banks	$15,976	$15,976	$—	$—
Interest-bearing deposits with banks	15,875	15,875	—	—
Interest-bearing time deposits	245	—	245	—
Securities held to maturity	779	—	24	755
Residential mortgage loans held for sale	551	—	—	557
Residential home equity lines of credit held for sale	36,082	—	—	36,443
SBA loans held for sale	14,821	—	16,159	—
Loans, net	1,886,818	—	—	1,819,311
FRB and FHLB stock	25,485	N/A	N/A	N/A
Accrued interest receivable	11,376	—	11,376	—
Nonresidential mortgage loan servicing rights	50	—	—	50
SBA loan servicing rights	3,035	—	3,035	—

Financial liabilities:
Noninterest-bearing deposits	187,564	187,564	—	—
Interest-bearing deposits	1,522,318	—	—	1,522,263
Borrowings from FHLB	435,000	—	432,515	—
Subordinated notes	28,762	—	28,176	—
Accrued interest payable	5,046	—	5,046	—
Advance payments by borrowers for taxes and insurance	1,050	—	1,050	—

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

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

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits, accrued interest receivable and payable, advance payments by borrowers for taxes and insurance, demand deposits and other transaction accounts. The fair value of loans (excluding loans held for sale), fixed-maturity certificates of deposit, and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods and assumptions used to estimate the fair value of investment securities, loans held for sale, loan servicing rights, and derivative assets and liabilities are discussed previously in Note 18. The methods utilized to measure the fair value of financial instruments at September 30, 2025 and 2024 represent an approximation of exit price, but an actual exit price may differ.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements having been phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios disclosed in the table below. The capital conservation buffer was 2.50% for 2025 and 2024. The Bank met all capital adequacy requirements to which it was subject as of September 30, 2025 and 2024.

As of September 30, 2025, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

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

					Minimum To Be Well
			Minimum		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025

Total capital (to risk-weighted assets):
Consolidated	$248,502	12.77%	$155,649	8.00%	N/A	N/A
Bank	244,605	12.58	155,543	8.00	$194,429	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$199,164	10.24%	$116,736	6.00%	N/A	N/A
Bank	224,029	11.52	116,657	6.00	$155,543	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$199,164	10.24%	$87,552	4.50%	N/A	N/A
Bank	224,029	11.52	87,493	4.50	$126,379	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$199,164	8.22%	$96,921	4.00%	N/A	N/A
Bank	224,029	9.25	96,840	4.00	$121,049	5.00%

As of September 30, 2024:

Total capital (to risk-weighted assets):
Consolidated	$244,214	12.53%	$155,976	8.00%	N/A	N/A
Bank	242,041	12.42	155,946	8.00	$194,932	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$179,325	9.20%	$116,982	6.00%	N/A	N/A
Bank	221,755	11.38	116,959	6.00	$155,946	8.00%

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$179,325	9.20%	$87,737	4.50%	N/A	N/A
Bank	221,755	11.38	87,720	4.50	$126,706	6.50%

Tier 1 capital (to average adjusted total assets):
Consolidated	$179,325	7.42%	$96,607	4.00%	N/A	N/A
Bank	221,755	9.18	96,590	4.00	$120,737	5.00%

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(20 – continued)

Dividend Restrictions

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

SEPTEMBER 30, 2025, 2024 AND 2023

(21)       SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended September 30, 2025, 2024 and 2023.

	Years Ended September 30,
(In thousands, except share and per share data)	2025	2024	2023
Basic:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$23,161	$13,592	$8,172
Shares:
Weighted average common shares outstanding, basic	6,871,242	6,830,466	6,848,311

Net income per common share, basic	$3.37	$1.99	$1.19

Diluted:
Earnings:
Net income attributable to First Savings Financial Group, Inc. available to common shareholders	$23,161	$13,592	$8,172
Shares:
Weighted average common shares outstanding, basic	6,871,242	6,830,466	6,848,311
Add: Dilutive effect of outstanding options	84,069	26,054	31,761
Add: Dilutive effect of restricted stock	21,590	—	—
Weighted average common shares outstanding, as adjusted	6,976,901	6,856,520	6,880,072

Net income per common share, diluted	$3.32	$1.98	$1.19

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per share for the years ended September 30, 2025, 2024 and 2023. Stock options for 147,825, 332,872 and 280,989 shares of common stock were excluded from the calculation of diluted net income per common share for the years ended September 30, 2025, 2024 and 2023, respectively, because their effect was antidilutive.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(22)       PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Savings Financial Group, Inc. (parent company only) follows:

Balance Sheets

	As of September 30,
(In thousands)	2025	2024
Assets:
Cash and due from banks	$3,366	$4,240
Other assets	1,315	2,679
Investment in subsidiaries	218,344	219,546
	$223,025	$226,465

Liabilities and Equity:
Subordinated notes	$28,762	$48,603
Accrued expenses	784	747
Stockholders’ equity	193,479	177,115
	$223,025	$226,465

Statements of Income

	Years Ended September 30,
(In thousands)	2025	2024	2023
Dividend income from subsidiaries	$24,500	$4,500	$1,335
Interest expense	(2,369)	(3,204)	(2,794)
Other operating income	—	-	660
Other operating expenses	(2,340)	(1,362)	(1,525)

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	19,791	(66)	(2,324)

Income tax benefit	932	923	772

Income (loss) before equity in undistributed net income of subsidiaries	20,723	857	(1,552)

Equity in undistributed net income of subsidiaries	2,438	12,735	9,724

Net income	$23,161	$13,592	$8,172

Comprehensive income	$19,269	$31,984	$5,664

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(22 – continued)

Statements of Cash Flows

	Years Ended September 30,
(In thousands)	2025	2024	2023
Operating Activities:
Net income	$23,161	$13,592	$8,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(2,438)	(12,735)	(9,724)
Amortization of subordinated debt issuance costs	159	159	227
Stock compensation expense	918	699	698
Gain from repurchase of subordinated debt	—	—	(660)
Net change in other assets and liabilities	1,401	(879)	(456)
Net cash provided by (used in) operating activities	23,201	836	(1,743)

Financing Activities:
Repurchase of subordinated debt	—	—	(1,340)
Repayment of subordinated debt	(20,000)	—	—
Proceeds from issuance of common stock from treasury	62	15	—
Exercise of stock options	629	94	16
Tax paid on stock award shares for employees	—	—	(30)
Purchase of treasury stock	(382)	(79)	(2,625)
Dividends paid	(4,384)	(4,051)	(3,793)
Net cash used in financing activities	(24,075)	(4,021)	(7,772)

Net decrease in cash and due from banks	(874)	(3,185)	(9,515)
Cash and due from banks at beginning of year	4,240	7,425	16,940

Cash and due from banks at end of year	$3,366	$4,240	$7,425

(23)       CONCENTRATION OF CREDIT RISK

At September 30, 2025 and 2024, the Company had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $8.0 million and $31.9 million, respectively.

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(24)       SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
September 30, 2025:
Interest income	$32,449	$30,823	$31,965	$32,290
Interest expense	16,987	14,832	15,240	15,160
Net interest income	15,462	15,991	16,725	17,130
Provision (credit) for credit losses – loans	(491)	(357)	347	383
Provision for unfunded lending commitments	46	123	77	206
Credit for credit losses – securities	(6)	(1)	(1)	(1)
Total provision (credit) for credit losses	(451)	(235)	423	588
Net interest income after provision for loan losses	15,913	16,226	16,302	16,542
Noninterest income	6,103	3,560	4,520	4,659
Noninterest expenses	14,943	13,698	13,693	14,628
Income before income taxes	7,073	6,088	7,129	6,573
Income tax expense	848	589	963	1,302
Net income	$6,225	$5,499	$6,166	$5,271

Net income per common share, basic	$0.91	$0.80	$0.90	$0.76

Net income per common share, diluted	$0.89	$0.79	$0.88	$0.76

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(24 – continued)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
September 30, 2024:
Interest income	$28,655	$30,016	$31,094	$32,223
Interest expense	14,542	15,678	16,560	17,146
Net interest income	14,113	14,338	14,534	15,077
Provision for credit losses – loans	470	713	501	1,808
Provision (credit) for unfunded lending commitments	(58)	(259)	158	(262)
Provision (credit) for credit losses – securities	—	23	84	(86)
Total provision for credit losses	412	477	743	1,460
Net interest income after provision for loan losses	13,701	13,861	13,791	13,617
Noninterest income	2,782	3,710	3,196	2,842
Noninterest expenses	16,039	11,778	12,431	12,642
Income before income taxes	444	5,793	4,556	3,817
Income tax expense (benefit)	(476)	866	483	145
Net income	$920	$4,927	$4,073	$3,672

Net income per common share, basic	$0.13	$0.72	$0.60	$0.54

Net income per common share, diluted	$0.13	$0.72	$0.60	$0.53

September 30, 2023:
Interest income	$23,483	$24,811	$26,798	$28,137
Interest expense	7,222	9,899	11,933	12,601
Net interest income	16,261	14,912	14,865	15,536
Provision for loan losses	984	372	441	815
Net interest income after provision for loan losses	15,277	14,540	14,424	14,721
Noninterest income	5,188	7,516	7,196	5,442
Noninterest expenses	17,511	17,999	18,965	21,647
Income (loss) before income taxes	2,954	4,057	2,655	(1,484)
Income tax expense (benefit)	83	333	331	(737)
Net income (loss)	$2,871	$3,724	$2,324	$(747)

Net income (loss) per common share, basic	$0.42	$0.54	$0.34	$(0.11)

Net income (loss) per common share, diluted	$0.42	$0.54	$0.34	$(0.11)

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(25)       SEGMENT REPORTING

The Company’s operations include two primary segments: core banking and SBA lending. Prior to September 30, 2023, the Company also operated a mortgage banking segment. However, the mortgage banking segment was wound down during the quarter ended December 30, 2023. The core banking segment originates residential, commercial and consumer loans and attracts deposits from its customer base. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core banking segment. Significant core banking expenses include interest expense, provision for credit losses and compensation expense. The SBA lending segment originates loans guaranteed by the SBA, subsequently selling certain guaranteed portions to outside investors. Net gains on sales of loans and interest income from loans are the primary sources of revenue for the SBA lending segment. Significant SBA lending segment expenses include interest expense, provision for credit losses and compensation expense. Prior to December 31, 2023, the mortgage banking segment originated residential mortgage loans and sold them in the secondary market. Net gains on the sales of loans, income from derivative financial instruments and interest income were the primary sources of revenue for the mortgage banking segment. Significant mortgage banking expenses included compensation expense and advertising expense.

During the year ended September 30, 2025, the Company adopted ASU 2023-07, Segment Reporting (Topic 280: Improvements to Reportable Segment Disclosures (ASU 2023-07). The Company has determined the Chief Operating Decision Maker (“CODM”) for each of the two reportable segments is the Chief Executive Officer. The CODM is regularly provided with segmented financial performance in addition to consolidated financial performance. Additionally, internal financial information is used by the CODM to monitor credit quality and credit loss exposure, among other key metrics. However, the CODM primarily utilizes net income and net interest income to make business decisions.

The Company uses this information to assess performance and to decide how to allocate resources, including salary and incentive compensation.

The following segment financial information has been derived from the internal financial statements of the Company which are used by management to monitor and manage financial performance. The accounting policies of these segments are the same as those of the Company.

	Core	SBA	Consolidated
(In thousands)	Banking	Lending	Totals
Year Ended September 30, 2025:
Net interest income	$58,503	$6,805	$65,308
Provision (credit) for credit losses – loans	(1,347)	1,229	(118)
Provision (credit) for unfunded lending commitments	(59)	511	452
Credit for credit losses - securities	(9)	—	(9)
Total provision (credit) for credit losses	(1,415)	1,740	325
Net interest income after provision for credit losses	59,918	5,065	64,983
Net gains on sales of loans, SBA	—	4,221	4,221
Total noninterest income	13,776	5,066	18,842
Compensation expense	27,338	7,590	34,928
Total noninterest expense	47,666	9,296	56,962
Income before taxes	26,028	835	26,863
Income tax expense	3,627	75	3,702
Segment profit	22,401	760	23,161
Noncash items:
Depreciation and amortization	2,207	37	2,244
Segment assets at September 30, 2025	2,297,568	101,964	2,399,532

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(25 – continued)

	Core	SBA	Consolidated
(In thousands)	Banking	Lending	Totals
Year Ended September 30, 2024:
Net interest income	$54,252	$3,810	$58,062
Provision for credit losses - loans	2,577	915	3,492
Credit for unfunded lending commitments	(175)	(246)	(421)
Provision for credit losses - securities	21	—	21
Total provision for credit losses	2,423	669	3,092
Net interest income after provision for credit losses	51,829	3,141	54,970
Net gains on sales of loans, SBA	—	3,013	3,013
Mortgage banking income	197	—	197
Total noninterest income	8,832	3,698	12,530
Compensation expense	24,480	7,506	31,986
Total noninterest expense	44,578	8,312	52,890
Income (loss) before taxes	16,083	(1,473)	14,610
Income tax expense (benefit)	1,374	(356)	1,018
Segment profit (loss)	14,709	(1,117)	13,592
Noncash items:
Depreciation and amortization	2,365	6	2,371
Segment assets at September 30, 2024	2,346,997	103,371	2,450,368

	Core	SBA	Mortgage	Consolidated
(In thousands)	Banking	Lending	Banking	Totals
Year Ended September 30, 2023:
Net interest income	$56,214	$4,176	$1,184	$61,574
Provision (credit) for loan losses	3,270	(658)	—	2,612
Net interest income after provision	52,944	4,834	1,184	58,962
Net gains on sales of loans, SBA	—	2,717	—	2,717
Mortgage banking income	88	—	14,243	14,331
Total noninterest income	7,762	3,337	14,243	25,342
Compensation expense	22,359	6,758	14,821	43,938
Total noninterest expense	45,017	9,600	21,505	76,122
Income (loss) before taxes	15,689	(1,429)	(6,078)	8,182
Income tax expense (benefit)	1,911	(381)	(1,520)	10
Segment profit (loss)	13,778	(1,048)	(4,558)	8,172
Noncash items:
Depreciation and amortization	2,439	20	90	2,549
Segment assets at September 30, 2023	2,110,311	89,724	88,819	2,288,854

FIRST SAVINGS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025, 2024 AND 2023

(26)       REVENUE FROM CONTRACTS WITH CUSTOMERS

Substantially all of the Company’s revenue from contracts with customers within the scope of FASB ASC 606 is included in the core banking segment and is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the years ended September 30, 2025, 2024 and 2023:

	Years Ended
	September 30,
	2025	2024	2023

	(In thousands)
Within Scope of ASC 606
Service charges on deposit accounts	$2,227	$1,950	$2,017
ATM and interchange fees	2,643	2,269	2,756
Commission income	846	956	746
Other	113	109	111
Revenue from contracts with customers	5,829	5,284	5,630

Outside Scope of ASC 606
Net unrealized gain on equity securities	90	491	57
Gain on sale of equity securities	403	—	—
Loss on sale of securities	—	—	(551)
Gain on sale of SBA loans	4,221	3,013	2,717
Gain on sale of home equity lines of credit	4,038	—	—
Mortgage banking income	357	197	14,331
Increase in cash value of life insurance	1,503	1,378	1,081
Real estate lease income	391	506	469
Other	2,010	1,661	1,608
Other noninterest income	13,013	7,246	19,712

Total noninterest income	$18,842	$12,530	$25,342

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

SEPTEMBER 30, 2025, 2024 AND 2023

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

(27)       MORTGAGE BANKING INCOME

The components of mortgage banking income for the years ended September 30, 2025, 2024 and 2023 were as follows:

	Years Ended September 30,
	2025	2024	2023
(In thousands)
Origination and sale of mortgage loans (1)	$163	$(1,121)	$6,300
Mortgage brokerage income	57	35	369
Net change in fair value of loans held for sale and interest rate lock commitments	—	(365)	987
Realized and unrealized hedging gains	—	354	1,353
Capitalized residential mortgage loan servicing rights	—	509	2,354
Net change in fair value of residential mortgage loan servicing rights	—	(809)	(5,849)
Net loan servicing income	3	1,532	9,521
Provisions for loan repurchases and indemnifications	134	62	(704)
Total mortgage banking income	$357	$197	$14,331

(1)  Includes origination fees and realized gains and losses on the sale of mortgage loans in the secondary market.

(28)       SUBSEQUENT EVENT

On September 24, 2025, the Company entered into a definitive merger agreement with First Merchants Corporation, the holding company of First Merchants Bank. Pursuant to the merger agreement and subject to the receipt of requisite regulatory approvals, the approval of our shareholders and the satisfaction of other customary closing conditions, the Company would merge with and into First Merchants Corporation and the Bank would merge with and into First Merchants Bank, with First Merchants Corporation and First Merchants Bank being the surviving institutions. The transaction is expected close during the first calendar quarter of 2026.

In October 2025, the Company decided to pursue the sale of an office building, in which the Bank operates a retail branch, to an unaffiliated third party. In connection with the purchase and sale agreement, the Bank will enter into a lease agreement with the buyer to lease back the portion of the building consisting of the retail branch. The transaction is expected to close during the fourth calendar quarter of 2025. The anticipated sale price is $1.9 million and the net carrying value of the building is $1.6 million. The Bank will account for the leaseback as an operating lease. The gain attributable to the retail branch will be deferred and recognized in income in proportion to the rent charged over the term of the lease. The gain on the additional office space not operated as a retail branch will be recognized in noninterest income in the consolidated statements of income.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SAVINGS FINANCIAL GROUP, INC.

Date: December 12, 2025	By:	/s/ Larry W. Myers
Larry W. Myers
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry W. Myers	President, Chief Executive Officer and Director	December 12, 2025
Larry W. Myers	(principal executive officer)

/s/ Anthony A. Schoen	Chief Financial Officer	December 12, 2025
Anthony A. Schoen	(principal accounting and financial officer)

/s/ John E. Colin	Director	December 12, 2025
John E. Colin

/s/ Douglas A. York	Director	December 12, 2025
Douglas A. York

/s/ Pamela Bennett-Martin	Director	December 12, 2025
Pamela Bennett-Martin

/s/ L. Chris Fordyce	Director	December 12, 2025
L. Chris Fordyce

/s/ John P. Lawson, Jr.	Director	December 12, 2025
John P. Lawson, Jr.

/s/ Frank N. Czeschin	Director	December 12, 2025
Frank N. Czeschin

/s/ Martin A. Padgett	Director	December 12, 2025
Martin A. Padgett

/s/ Steven R. Stemler	Director	December 12, 2025
Steven R. Stemler

/s/ Troy D. Hanke	Director	December 12, 2025
Troy D. Hanke